Form 10-K
period 1993-12-31
AVON PRODUCTS INC
filed 1994-03-25
CIK 8868

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [x] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1993

                                      OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the transition period from ____ to ____

                         Commission file number 1-4881

                              AVON PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)

                     NEW YORK                            13-0544597
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)


                 9 WEST 57TH STREET, NEW YORK, NEW YORK  10019
                   (Address of principal executive offices)

                                (212) 546-6015
                              (Telephone number)

    Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
                 Title of each class                    which registered
                 -------------------                    ----------------
          Common Stock (par value $.50)              New York Stock Exchange
          Preferred Share Purchase Rights            New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                                -----          -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

    The aggregate market value of Common Stock (par value $.50) held by non-affiliates at February 28, 1994 was $4.2 billion.

    The number of shares of Common Stock (par value $.50) outstanding at February 28, 1994 was 71,922,660.

                      Documents Incorporated by Reference

Parts I and II       --Portions of the 1993 Annual Report to Shareholders.
Part III             --Portions of the Proxy Statement for the 1994 Annual
                           Meeting of Shareholders.

                                    PART I


ITEM 1. BUSINESS

    Avon Products, Inc. ("Avon" or the "Company") is one of the world's leading manufacturers and marketers of beauty products, which include cosmetics, fragrances and toiletries; fashion jewelry; gift and decorative products; and prestige fragrances. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of two industry segments: Direct Selling, which includes Avon U.S. and Avon International, and Retail, which consists of Giorgio Beverly Hills, Inc. Financial information relating to industry segments and geographic areas is incorporated by reference to the analysis of net sales and pretax income by business segment and geographic area on page 18 and to Notes 11 and 12 of "Notes to Consolidated Financial Statements" on page 35 in Avon's 1993 Annual Report to Shareholders.

DIRECT SELLING

    The direct selling segment consists of Avon U.S. and Avon International.
In the direct selling beauty business, sales are made directly to consumers principally through Avon Representatives throughout the world. The beauty products sold include cosmetics, fragrances and toiletries; fashion jewelry and accessories; and gift and decorative products. Although the products offered in Europe, the Americas and the Pacific are not as varied as those sold in the United States, most are substantially the same as those marketed domestically.

Distribution

    Avon's products are sold by a worldwide total of approximately 1,745,000 Representatives, 415,000 of whom are in the United States. Almost all Representatives are women who sell on a part-time basis. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. They purchase products directly from Avon and sell them directly to their customers.

    The Company's products are sold to customers either through independent Representatives or directly through the mail, by phone or fax. Representatives go where the customers are, either in the home or in the workplace. Representatives may sell in a territory, which typically averages 100 homes in the United States and from 100 to 150 homes in other countries.
Representatives in the United States have the opportunity to take responsibility for sales in larger areas. Representatives also sell in offices, factories, schools and hospitals.

    In the United States, the Representative contacts customers, selling primarily through the use of brochures highlighting new products and specially priced items for each two-week sales campaign. Product samples, demonstration products, makeup color charts and catalogs are also used. Generally the Representative forwards an order every two weeks to a designated distribution center. This order is processed and the products are assembled at the distribution center and delivered to the Representative's home, usually by a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for her own account. Payment by the Representative to Avon is customarily made when the next order is forwarded to the distribution center. The cost of merchandise to the Representative varies according to the total order size for each two-week sales campaign and averages approximately 60 percent of the recommended selling price.

    In order to increase support of the Representative in the United States and allow her to run her business more efficiently as well as to improve order processing accuracy, Avon has implemented certain electronic order systems technology. One of these systems permits Avon Representatives to submit add-on orders with a touch-tone telephone, enabling them to augment orders already submitted by placing a phone call. Another system, Avon's Personal Order Entry Terminal, permits approximately 20,000 top-producing Representatives in the United States to transmit orders electronically by phone line, 24 hours a day, seven days a week.

    Outside the United States, each sales campaign is generally of a three-week duration. Although terms of payment and cost of merchandise to the Representative vary from country to country, the basic method of direct selling by Representatives is essentially the same as that used in the United States, and substantially the same merchandising and promotional techniques are utilized.

    The recruiting of Representatives is the primary responsibility of district managers, most of whom are former Representatives. In the United States, each district manager has responsibility for a market area covered by 225 to 300 Representatives. District managers are employees of Avon and are paid a salary and a commission based on purchases of Avon products by Representatives in their district. Personal contacts, including recommendations from current Representatives and local advertising, constitute
the primary means of obtaining new Representatives.   Because of the high rate
of turnover among Representatives, a characteristic of the direct-selling method, recruiting and training of new Representatives are continually necessary.

    From time to time, the question of the legal status of Representatives has arisen, usually in regard to possible coverage under social benefit laws that would require Avon (and in most instances, the Representatives) to make regular contributions to social benefit funds established for employees. Although Avon has generally been able to address these questions in a satisfactory manner, the matter has not been fully resolved in all countries, including the United States. If there should be a final judicial determination adverse to Avon in a country, the cost for future, and possibly past contributions could be so substantial in the context of the volume of business of Avon in that country that it would have to consider discontinuing operations in that country.

Promotion and Marketing

    Sales promotion and sales development activities are directed toward giving selling assistance to the Representatives by making available sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, especially working women and other individuals who frequently are not at home, specially designed sales aids, promotional pieces and customer flyers are used. In addition, Avon seeks to motivate its Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings, to which Representatives are invited, are conducted by the district manager. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

    A number of merchandising techniques, including the introduction of new products, the use of combination offers, the use of trial sizes and the promotion of products packaged as gift items, are used. In general for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered at special prices or are given particular prominence in the brochure. In the United States, all cosmetic, toiletry and fragrance products are featured in each brochure at a constant low price, while maintaining introductory specials and periodic sales on selected items for limited time periods.

    From time to time, various federal and state regulations or laws have been proposed or adopted that would, in general, restrict the frequency or duration of, or volume of sales resulting from new product introductions, special prices or other special price offers. The Company's U.S. pricing policy discussed above, will mitigate the effect of these regulations.

    Avon also utilizes marketing programs that combine direct selling and direct marketing to meet the diverse needs of customers. One of the direct marketing programs, Select, enables customers to purchase Avon products in a number of convenient ways: through a Representative, by mail through a Select catalog, or by telephone. For most transactions this program also provides commission income for Representatives.

Competitive Conditions

    The cosmetics, fragrances and toiletries industry, the fashion jewelry industry and the gift and decorative products industry are highly competitive. Avon is one of the leading manufacturers and distributors of cosmetics and fragrances in the United States. Its principal competitors are the large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. There are many other companies that compete in particular products or product lines sold through retail establishments. There are also a number of direct-selling cosmetics and fragrances companies that compete in the United States, although none has total sales or income comparable with those of Avon.

    Avon is one of the leading distributors of fashion jewelry for women in the United States. Its principal competition in the fashion jewelry industry consists of a few large companies and many small companies that manufacture and sell fashion jewelry for women through retail establishments. There are also a number of direct-selling fashion jewelry companies that compete in the United States, although none has total sales or income comparable with those of Avon.

    Avon has many competitors in the gift and decorative products industry in the United States, including retail establishments, principally department stores and gift shops, and direct-mail companies specializing in these products. There are also a number of direct-selling companies selling gift and decorative products in the United States, although none has total sales and income comparable with those of Avon.

    The number of competitors and degree of competition that Avon faces in its foreign cosmetics, fragrances and fashion jewelry markets varies widely from country to country. Avon is one of the leading manufacturers and distributors in the cosmetics and fragrances industry in most of its foreign markets, as well as in the fashion jewelry industry in Europe.

    Avon believes that the personalized customer service offered by Representatives; the high quality, attractive designs and reasonable prices of its products; new product introductions; and the guarantee of satisfaction are significant factors in establishing and maintaining its competitive position.

    Avon's consolidated net sales by classes of principal products follows:

                                                     Years ended December 31
                                                 ------------------------------
                                                 1993         1992         1991
                                                 ----         ----         ----
                                                          (In millions)

Cosmetics, fragrances and toiletries......   $2,538.2     $2,392.0     $2,293.6
Fashion jewelry and accessories...........      809.9        734.6        672.8
Gift and decorative.......................      659.5        683.3        626.9
                                             --------     --------     --------
                                             $4,007.6     $3,809.9     $3,593.3
                                             ========     ========     ========

International Operations

    Avon's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

    Avon's international operations are conducted primarily through wholly owned subsidiaries in 39 countries and our products are distributed in 79 other countries.

Manufacturing

    Avon manufactures and packages almost all of its cosmetics, fragrances and toiletries products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various suppliers. Packages, consisting of containers and packaging components, are designed by its staff of artists and designers.

    The design and development of new products are affected by the cost and availability of materials such as glass, plastics and chemicals. Avon believes that it can continue to obtain sufficient raw materials and supplies to manufacture and supply its products.

    Avon has nineteen manufacturing laboratories around the world, three of which are principally devoted to the manufacture of fashion jewelry. In the United States, its cosmetics, fragrances and toiletries products are produced in three manufacturing laboratories for the four distribution centers located throughout the country. Most products sold in foreign countries are manufactured in its facilities abroad.

    The fashion jewelry line is generally developed by Avon's staff and produced in its two manufacturing laboratories in Puerto Rico and a manufacturing laboratory in Ireland or by several independent manufacturers.

Trademarks and Patents

    Although Avon owns several patents and has several more patent applications pending in the United States Patent Office, its business, both in the United States and abroad, is not materially dependent upon patents or patent protection. Avon has no material licenses, franchises or concessions.

    Avon's major trademarks are protected by registration in the United States and the other countries where its products are marketed as well as in many other countries throughout the world.

RETAIL

    The retail segment consists of Giorgio Beverly Hills, Inc. Among the upscale fragrances offered are: Giorgio Beverly Hills, Red by Giorgio Beverly Hills and Red for Men. A new fragrance, Wings, introduced on a limited basis in 1992, was launched nationwide in the United States and in the United Kingdom during 1993.

    The prestige fragrance products are sold through a select group of department stores and specialty shops in the United States and Europe, and in duty-free shops around the world. These products are advertised in upscale magazines and in cooperative department store advertisements in newspapers, as well as by spot commercials on television, in selected markets. The prestige fragrance market is highly competitive. Major competitors include companies based in the United States and Europe.

    The products sold by Giorgio are produced to its specifications by Avon and by third-party manufacturers in the United States and Europe. The trademarks of Giorgio are protected in the United States and the other countries where its products are marketed as well as in many other countries throughout the world.

DISCONTINUED OPERATIONS

    During 1993, Avon recorded an additional discontinued operations provision of $10.0 million after tax, or $.14 per share, for the final settlement and related expenses in an arbitration proceeding related to a business previously sold.

    During 1992, Avon recorded an additional discontinued operations provision of approximately $10.0 million principally for claims and litigation relating to businesses previously sold, which was offset by amounts recovered for notes and securities previously written off.

    During 1991, Avon revised its estimate of loss for previously discontinued operations by $75.0 million, or $1.05 per share, primarily related to the writedown of the value of securities previously received.

    Although Avon has completed its divestiture of all discontinued operations, it may be liable for various contingencies relating to, among other things, an indemnification given to the purchaser of certain discontinued operations. The indemnification, currently being litigated, covers a patent dispute, various environmental claims and numerous other lawsuits and claims. Due to the complex nature of these contingencies, the ultimate outcome and related total costs to Avon cannot currently be determined. For further discussion of the contingencies see Note 14 of the Notes to the Consolidated Financial
Statements and Item 3 of this report.

PROVISION FOR RESTRUCTURING COSTS

    A provision of $96.0 million ($64.4 million after tax, or $.90 per share) was recorded in the first quarter of 1992 for the restructuring and reconfiguration of Avon's worldwide manufacturing and distribution facilities. The restructuring program included closing the manufacturing facility in Spain during 1992 and the distribution facility in Springdale, Ohio in July 1993, as well as the reconfiguring of several other international operations. The program was substantially completed by the end of 1993. When completed in early 1994, the program will have eliminated over 1,200 positions worldwide. The restructuring program has increased operating efficiency in distribution, eliminated redundancies in manufacturing by rationalizing product mix, and reduced operating expenses. Expense savings of approximately $50.0 million per year beginning in 1994 are anticipated.

SEASONAL NATURE OF BUSINESS

    Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling cosmetics, fragrances and toiletries; gift and decorative products; fashion jewelry; and prestige fragrance products. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth-quarter net sales are typically about 30 percent of full-year net sales, and fourth-quarter pretax income is typically about 43 percent of full-year pretax income. Fourth quarter net sales were 31 percent of full-year net sales in 1993 and 1992, and fourth quarter pretax income was 43 percent in 1993 and 1992, excluding the effect of the restructuring charge in 1992.

RESEARCH ACTIVITIES

    Avon's research and development department is a leader in the industry, formulating affordable, effective beauty treatments relevant to women's needs. A team of researchers and technicians applies the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists supplements Avon's own research to deliver new formulas and ingredients. Each year, Avon researchers analyze and evaluate more than 600 products in the following categories: cosmetics, fragrances, toiletries, jewelry, fashions, gifts and decorative items.

    Avon has pioneered many innovative products, including Skin-So-Soft, its best-selling bath oil; BioAdvance, the first skin care product with stabilized retinol, the purest form of Vitamin A; and Collagen Booster, the premier product to capitalize on Vitamin C technology. Avon also introduced the benefits of aromatherapy to millions of American women, encapsulated color for the Color-Release line and alpha hydroxy acid for the Anew Perfecting Complex products.

    The amounts spent on research activities relating to the development of new products and the improvement of existing products were $20.7 million in 1993, $29.4 million in 1992 and $29.6 million in 1991. This research included the activities of product research and development, and package design and development. Most of these activities are related to the development of cosmetics, fragrances and toiletries products.

ENVIRONMENTAL MATTERS

    Avon conducts regular environmental audits to ensure that its facilities around the world meet or exceed local regulatory standards in such categories as waste disposal and air and water emissions, and that opportunities for environmental performance improvements are reflected in our products and packaging.

    In general, compliance with regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not anticipated to have, any material effect upon the capital expenditures, financial position or competitive position of Avon. Reference is made to Item 3 of this report for additional information regarding environmental matters.

EMPLOYEES

    At December 31, 1993, Avon employed approximately 29,800 persons. Of these, 8,300 were employed in the United States and 21,500 in other countries. The number of employees of the direct selling segment tends to rise from a low point in January to a high point in November and decreases somewhat in December when Christmas shipments are completed.

ITEM 2. PROPERTIES

    Avon's principal properties consist of manufacturing laboratories for the production of cosmetics, fragrances and toiletries and fashion jewelry and distribution facilities where offices are located and where finished merchandise is warehoused and shipped to Representatives in fulfillment of their orders. Substantially all of these properties are owned by Avon or its subsidiaries, are in good repair, adequately meet Avon's needs and operate at reasonable levels of productive capacity.

    The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY; and the distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. The Springdale, OH distribution center was closed in July 1993, as part of a previously announced restructuring plan. International properties include four manufacturing laboratories, including a fashion jewelry manufacturing laboratory in Ireland, and six distribution centers in Europe, six manufacturing laboratories and twelve distribution centers in the Americas and four manufacturing laboratories and nine distribution centers in the Pacific. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facilities in Puerto Rico.

ITEM 3. LEGAL PROCEEDINGS

    Various lawsuits and claims (asserted and unasserted) arising in the ordinary course of business are pending or threatened against Avon. The most significant of these are described below.

    In April 1991, Wertheim Schroder & Co. Incorporated, a holder of Avon's Preferred Equity-Redemption Cumulative Stock (the "PERCS"), filed, on behalf of certain classes of PERCS holders, a suit against Avon in the United States District Court for the Southern District of New York alleging various contract and securities law claims relating to the PERCS. Avon's motion for summary judgment was denied, except as to one claim, on April 1, 1993. Avon rejects the assertions in this case, believes it has meritorious defenses to the claims and intends to vigorously contest this lawsuit.

    In June 1988, Mallinckrodt, Inc. ("Mallinckrodt") and International Minerals & Chemical Corporation ("IMC"), now known as Imcera Group Inc., filed a lawsuit against Avon in the St. Louis Missouri City Circuit Court arising from Avon's sale of Mallinckrodt to IMC in 1986. The suit alleged that a certain patent dispute and a settlement, referred to as the DuPont patent case, various environmental claims and numerous other lawsuits and claims are contingent liabilities covered by an indemnification given by Avon in connection with the sale of Mallinckrodt. In October 1991, the Missouri Supreme Court affirmed the Circuit Court's decision that Avon has the obligation to indemnify IMC and Mallinckrodt in connection with the DuPont patent case, but remanded the matter for a trial on the damages, if any, suffered by the parties. On July 27, 1992 a jury returned a verdict in the DuPont patent case for $16.0 million, and a judgment for that amount plus approximately $6.5 million interest was entered. On August 11, 1992 IMC and Mallinckrodt filed post-trial motions, including a motion for a judgment notwithstanding the verdict or, in the alternative, a motion for a new trial. On November 5, 1992, the St. Louis Missouri City Circuit Court granted IMC's and Mallinckrodt's motion for a judgment notwithstanding the verdict and directed a verdict for plaintiffs in the amount of $27.1 million plus interest. As of November 5, 1992, the interest amounted to approximately $11.7 million. Avon, IMC and Mallinckrodt have appealed this decision. Pre-trial proceedings and discovery activities are ongoing with respect to the environmental and general litigation portions of the case.

    With respect to the environmental contingencies which constitute a part of the indemnification litigation, the total cost to Avon cannot be determined with certainty as a result of such factors as the preliminary status of information relating to the sites owned by the purchaser, the preliminary regulatory involvement, the unknown magnitude and timing of cleanup efforts, if any, to be undertaken by the purchaser or Mallinckrodt, the possibility of recoveries against other parties, the uncertainty of the success of Avon's defenses, and unasserted claims, if any. However, these factors have been assessed and will continue to be assessed by Avon in estimating reserves to be recorded in its financial statements.

    The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to Avon cannot currently be determined with certainty. The reserves for such contingencies at December 31, 1993, which are recorded gross without anticipation of insurance recoveries or other third party recoveries, if any, have been estimated by Avon's management based on its review of currently known facts and circumstances at December 31, 1993. In the opinion of Avon's management, based on its review of the preliminary information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1993 should not have a material adverse impact on Avon's consolidated financial position or results of operations, based on the current levels of such amounts. However, this difference, if any, could have a material effect on results of operations in a future period when resolved.

    Avon is involved in a number of proceedings arising out of the federal Superfund law and similar state laws. In some instances Avon, along with other companies, has been designated as a potentially responsible party which may be liable for costs associated with these various hazardous waste sites. Based upon Avon's current knowledge of these proceedings, management believes, without taking into consideration any insurance recoveries, if any, that in the aggregate they would not have a material adverse impact on Avon's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

- - ----------
Executive Officers of the Registrant

    Officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Shareholders. Officers serve until the first meeting of the Board of Directors following the Annual Meeting of Shareholders at which Directors are elected for the succeeding year, or until their successors are elected, except in the event of death, resignation or removal, or the earlier termination of the term of office.

    Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 1994 Annual Meeting of Shareholders.

    Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:


                                                                       Elected
                Title                             Name          Age    Officer
                -----                             ----          ---    -------

Chairman of the Board,
  Chief Executive Officer and Director.  James E. Preston        60    1971
President, Chief Operating Officer
  and Director.........................  Edward J. Robinson      53    1989 (1)
Executive Vice President...............  John I. Novosad         53    1989
Senior Vice President, General Counsel
  and Secretary........................  Siri S. Marshall        45    1985
Senior Vice President and Chief
  Financial Officer....................  Edwina D. Woodbury      42    1990
Senior Vice Presidents.................  Christina A. Gold       46    1993
                                         Robert F. McCracken     55    1992 (2)
                                         Marcia L. Worthing      51    1988
Group Vice President, Controller.......  Robert J. Conologue     45    1989 (3)
Group Vice President, Taxes/Finance....  Robert J. Corti         44    1988
[FN]

- - ----------
(1) Edward J. Robinson was elected President and Chief Operating Officer in November 1993 and a member of the Board of Directors of Avon in May 1992. Mr. Robinson had been Vice Chairman, Chief Financial and Administrative Officer of Avon since May 1992; he joined the Company in April 1989 as Executive Vice

President and Chief Financial Officer. Immediately prior to joining Avon, he served as Executive Vice President - Finance and Chief Financial Officer of RJR Nabisco, Inc. from October 1987 to March 1989. Mr. Robinson was associated with RJR Nabisco, Inc. and its predecessor companies, Nabisco Brands, Inc. and Standard Brands Incorporated for 16 years. During that time, he served in a number of financial positions, including senior financial officer capacities, as a Controller, Treasurer or Chief Financial Officer. Prior to that time, Mr. Robinson was associated with Ward Foods, Inc. (1970 to 1972) and Peat Marwick Mitchell & Co. (1963 to 1970).

(2) Robert F. McCracken joined Avon and was elected Senior Vice President in February 1992. Prior to joining Avon, he was Vice President of the Sears Specialty Merchandising Group of Sears Roebuck & Co. Mr. McCracken joined Sears and was elected Vice President of Sears World Trade, Inc. in 1984. Prior to joining Sears, Mr. McCracken was with General Electric Co. from 1975.

(3) Robert J. Conologue was elected Group Vice President and Controller in November 1992. Mr. Conologue joined Avon in July 1989 as Vice President and Controller. Prior to joining Avon, he was Vice President and Corporate Controller of Emery Air Freight Corporation since 1986. Mr. Conologue joined Emery Air Freight as Assistant Corporate Controller in 1982 and was appointed Controller U.S. Operations in 1984. Prior to joining Emery Air Freight Corporation, he was with Arthur Andersen & Co. from 1970.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    This information is incorporated by reference to "Market Prices of Common Stock by Quarter" on page 24 of Avon's 1993 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

    The information for the five-year period 1989 through 1993 is incorporated by reference to the "Eleven-Year Review" on pages 38 and 39 of Avon's 1993 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This information is incorporated by reference to "Management's Discussion and Analysis" on pages 16 through 23 of Avon's 1993 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 25 through 36, together with the report thereon of Coopers & Lybrand, on page 37, and "Results of Operations by Quarter" on page 24 of Avon's 1993 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of Directors" sections of Avon's Proxy Statement for the 1994 Annual Meeting of Shareholders. Information regarding executive officers is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is incorporated by reference to the "Compensation Committee Interlocks and Insider Participation" section and the "Contracts with Executives" section of Avon's Proxy Statement for the 1994 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K
                                                        Annual
                                                      Report to
                                                     Shareholders    Form 10-K
                                                     Page Number    Page Number
                                                     ------------   -----------
    (a) 1.  Consolidated Financial Statements of
             Avon Products, Inc. and Subsidiaries

               Consolidated statement of income for
                 each of the years in the three-year
                 period ended December 31, 1993........    25

               Consolidated balance sheet at
                 December 31, 1993 and 1992............    26

               Consolidated statement of cash flows for
                 each of the years in the three-year
                 period ended December 31, 1993........    27


               Consolidated statement of changes in
                 shareholders' equity for each of
                 the years in the three-year period
                 ended December 31, 1993...............    28

               Notes to consolidated financial
                 statements............................    29

               Report of Independent Accountants
                 Coopers & Lybrand.....................    37

    (a) 2.  Financial Statement Schedules

               Report of Independent Accountants
                 Coopers & Lybrand.....................                 S-1

               Consent of Independent Accountants
                 Coopers & Lybrand.....................                 S-2

               Financial statement schedules for each
                 of the years in the three-year period
                 ended December 31, 1993

                   V   --Property, plant and
                           equipment...................                 S-3

                   VI  --Accumulated depreciation and
                           amortization--property,
                           plant and equipment.........                 S-4

                   VIII--Valuation and qualifying
                           accounts....................                 S-5

                   IX  --Short-term borrowings.........                 S-6

                   X   --Supplementary income statement
                           information.................                 S-6

            Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

    (a) 3. Exhibits

       Exhibit
        Number                               Description
       -------                               -----------
        3.1 --Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on August 12, 1988.

        3.2 --By-laws, as amended to April 27, 1990, of Avon (incorporated by reference to Exhibit 3.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

        4.1 --Instrument defining the rights of holders of Avon's preferred share purchase rights to purchase Avon's Series A Junior Participating Preferred Stock (reference is made to Article IIIA of the restated Certificate of Incorporation of Avon, filed with the Secretary of State of New York State on August 12, 1988 and included as Exhibit 3.1 to this Annual Report on Form 10-K).

        4.2 --Rights Agreement, dated as of March 30, 1988 (the "Rights Agreement"), between Avon and First Chicago Trust Company of New York (as successor to Morgan Shareholder Services Trust Company) (incorporated by reference to Exhibit 1 to Avon's Registration Statement on Form 8-A, filed April 7, 1988).

        4.3 --Amendment, dated as of January 3, 1989, to the Rights Agreement (incorporated by reference to Exhibit 3 to Avon's Amendment No. 1 on Form 8, filed January 4, 1989, amending its Registration Statement on Form 8-A, filed April 7, 1988).

        4.4 --Second Amendment, dated as of April 5, 1990, to the Rights Agreement (incorporated by reference to Exhibit 4(c) to Avon's Current Report on Form 8-K, dated April 5, 1990).

        4.5 --Third Amendment, dated as of May 10, 1990, to the Rights Agreement (incorporated by reference to Exhibit 4(d) to Avon's Current Report on Form 8-K, dated May 10, 1990).

        4.6 --Multifacility Credit Agreement, dated as of June 17, 1992, among Avon Capital Corporation, Avon and a group of banks (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

        4.7 --First Amendment, dated as of April 15, 1993, to the Multi-facility Credit Agreement, dated as of June 17, 1992, among Avon Capital Corporation, Avon and a group of banks (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

       10.1* --Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders May 6, 1993 (incorporated by reference to Exhibit
                10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

       10.2*  --Form of Stock Option Agreement to the Avon Products, Inc. 1993
                Stock Incentive Plan.

       10.3* --Avon Products, Inc. 1994 Long-Term Incentive Plan, effective as of January 1, 1994.

       10.4* --Avon Products, Inc. 1970 Stock Option Incentive Plan, as amended and restated through May 4, 1989 (incorporated by reference to Exhibit 4.6 to Avon's Registration Statement on Form S-8, Registration No. 33-28653, filed May 18, 1989).

       10.5*  --First Amendment, dated as of November 5, 1992, to the Avon
                Products, Inc. 1970 Stock Option Incentive Plan as amended and restated through May 4, 1989 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.6*  --Supplemental Executive Retirement Plan and Supplemental Life
                Plan of Avon Products, Inc., as amended and restated through July 1, 1991 (incorporated by reference to Exhibit 10.2 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.7*  --First Amendment, dated as of January 21, 1994, to the
                Supplemental Executive Retirement Plan and Supplemental Life Plan of Avon Products, Inc., as amended and restated through July 1, 1991.

       10.8*  --The Supplemental Life Plan of Avon, effective as of January 1,
                1990 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).

       10.9* --Trust Agreement, amended and restated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

       10.10* --First Amendment, dated as of January 30, 1992, to the Trust
                Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.11* --Second Amendment, dated as of June 12, 1992 to the Trust
                Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.12* --Third Amendment, dated as of November 5, 1992, to the Trust
                Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.13* --The Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of October 8, 1990 (incorporated by reference to Exhibit 10.5 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.14* --First Amendment, dated as of November 5, 1992, to the Avon
                Products, Inc. Deferred Compensation Plan, as amended and restated as of October 8, 1990 (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.15* --Trust Agreement, dated as of August 3, 1989, between Avon and
                Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.4 to Avon's Annual Report of Form 10-K for the year ended December 31, 1989).

       10.16  --Not Used.

       10.17* --Instrument of Amendment, effective as of April 1, 1990 amending various employee benefit plans and agreements as stipulated in the Instrument of Amendment (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

       10.18* --Employment Agreement, dated as of November 5, 1992, between
                Avon and James E. Preston (incorporated by reference to Exhibit
                10.10 to Avon's Annual Report on Form 10-K for the year ended December 31, 1992).

       10.19* --Non-Qualified Stock Option Award, dated as of December 5, 1991, granted by Avon to James E. Preston (incorporated by reference to Exhibit 10.11 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.20* --Employment Agreement, dated as of November 5, 1992, between
                Avon and Edward J. Robinson (incorporated by reference to
                Exhibit 10.12 to Avon's Annual Report on Form 10-K for the year ended December 31, 1992).

       10.21* --Restricted Stock Agreement, effective as of November 4, 1993, granted by Avon to Edward J. Robinson.

       10.22* --Employment Agreement, dated as of January 2, 1993, between Avon and Siri S. Marshall (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

       10.23* --Avon Products, Inc. Directors' Retirement Plan, effective as of
                January 1, 1988 (incorporated by reference to Exhibit 10.22 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.24* --First Amendment, dated as of November 5, 1992, to the Avon
                Products, Inc. Directors' Retirement Plan (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.25* --Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.26* --First Amendment, dated as of November 5, 1992, to the Trust
                Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       11.1   --Statement re computation of primary income per share.

       11.2   --Statement re computation of fully diluted income per share.

       13     --Portions of the Annual Report to Shareholders for the year ended December 31, 1993 incorporated by reference in response to Items 5 through 8 in this filing.

       21     --Subsidiaries of the registrant.

       23     --Consent of Coopers & Lybrand (set forth on page S-2 of this
                Annual Report on Form 10-K).

       24     --Power of Attorney.

       99     --Financial statements for the Avon Products, Inc. Employees'
                Savings and Stock Ownership Plan and the Avon Mirabella/ Lomalinda Employees' Savings Plan for the year ended December 31, 1993 will be filed by amendment.

    *The Exhibits identified above and in the Exhibit Index with an asterisk
     (*) are management contracts or compensatory plans or arrangements.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the fourth quarter of 1993.

    (c) Avon's Annual Report on Form 10-K for the year ended December 31, 1993, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 1994.

                                       Avon Products, Inc.

                                      By/s/        SIRI S. MARSHALL
                                      -----------------------------
                                                   Siri S. Marshall
                                        Senior Vice President, General Counsel
                                            and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                       Date
         ---------                       -----                       ----
                               Chairman of the Board and
                                Chief Executive Officer--
             *                  Principal Executive
- - ---------------------------     Officer and Director             March 23, 1994
     James E. Preston

             *                 President, Chief Operating
- - ---------------------------     Officer and Director             March 23, 1994
     Edward J. Robinson

                               Senior Vice President,
             *                  Chief Financial Officer--
- - ---------------------------     Principal Financial Officer      March 23, 1994
    Edwina D. Woodbury

                               Group Vice President,
             *                  Controller--Principal
- - ---------------------------     Accounting Officer               March 23, 1994
    Robert J. Conologue

BRENDA BARNES               )
DANIEL B. BURKE             )
STANLEY C. GAULT            )
GEORGE V. GRUNE             )
CHARLES S. LOCKE            )
ANN S. MOORE                )    Directors*                      March 23, 1994
REMEDIOS DIAZ OLIVER        )
JOHN J. PHELAN, JR.         )
ERNESTA G. PROCOPE          )
JOSEPH A. RICE              )
CECILY C. SELBY             )

*By/s/      SIRI S. MARSHALL
- - ----------------------------                                     March 23, 1994
 Siri S. Marshall, Attorney-in-fact

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders of Avon Products, Inc.


    Our report on the consolidated financial statements of Avon Products, Inc. and subsidiaries as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993 has been incorporated by reference in this Form 10-K from page 37 of the 1993 Annual Report to Shareholders of Avon Products, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules for each of the years in the three-year period ended December 31, 1993, as listed in the Index under Item 14(a)2 of this Form 10-K.

    In our opinion, the financial statement schedules for each of the years in the three-year period ended December 31, 1993 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




 	                                          /s/Coopers & Lybrand


New York, New York
February 3, 1994

                      CONSENT OF INDEPENDENT ACCOUNTANTS




    We consent to the incorporation by reference in the following Registration Statements of Avon Products, Inc.: Form S-8 (Reg. No. 2-37955), Form S-8
(Reg. No. 2-48080), Form S-8 (Reg. No. 2-61285), Form S-8 (Reg. No. 2-83235),
Form S-8 (Reg. No. 2-94959), Form S-8 (Reg. No. 33-28653), Form S-8 (Reg. No.
33-47209), Form S-8 (Reg. No. 33-60218), Form S-8 (Reg. No. 33-60918), Form S-8
(Reg. No. 33-65998), Post Effective Amendment No. 1 to Form S-8 (Reg. No. 2-98707), Pre-Effective Amendment No. 1 to Form S-8 (Reg. No. 33-22099), of our reports dated February 3, 1994 on our audits of (i) the consolidated financial statements of Avon Products, Inc. as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993, which report is included in the 1993 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K and (ii) the 1993, 1992 and 1991 financial statement schedules of Avon Products, Inc., which report is included in this Annual Report on Form 10-K.







                                              /s/Coopers & Lybrand


New York, New York
March 23, 1994

                     AVON PRODUCTS, INC. AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                 (In millions)

                            Years ended December 31

                     Balance at                                        Balance
                      beginning  Additions                    Other     at end
                      of period    at cost  Retirements  changes(c)  of period
                     ----------  ---------  -----------  ----------  ---------
1993
Land..............     $   39.4      $  .4        $  --      $  1.9   $   41.7
Buildings and
  improvements....        478.9       19.2          6.0         7.2      499.3
Equipment.........        530.6       40.4         31.8        (9.7)     529.5
                       --------      -----        -----      ------   --------
                       $1,048.9      $60.0(a)     $37.8      $  (.6)  $1,070.5
                       ========      =====        =====      ======   ========

1992
Land..............     $   23.0      $14.6        $  --      $  1.8   $   39.4
Buildings and
  improvements....        489.4       15.5          1.0       (25.0)     478.9
Equipment.........        516.3       50.2         23.3       (12.6)     530.6
                       --------      -----        -----      ------   --------
                       $1,028.7      $80.3(a)     $24.3      $(35.8)  $1,048.9
                       ========      =====        =====      ======   ========
1991
Land..............     $   24.0      $  .2        $ 1.7      $   .5   $   23.0
Buildings and
  improvements....        477.1       46.2         17.5       (16.4)     489.4
Equipment.........        490.0       18.4          8.9        16.8      516.3
                       --------      -----        -----      ------   --------
                       $  991.1      $64.8(b)     $28.1      $   .9   $1,028.7
                       ========      =====        =====      ======   ========

[FN]
- - ------------
(a) 1993 includes $1.5 related to acquisitions of minority interests in two foreign subsidiaries and 1992 includes $16.9 related to the acquisition of an additional 5.7 shares of Avon Products Company Limited in 1992.
(b) Includes new distribution center in Gwinnett County, Georgia, which cost approximately $20.0, including equipment.
(c) Translation adjustments, and transfers and reclassifications between accounts.

    Substantially all plant and equipment is depreciated using the straight-line method over estimated useful lives, which are generally as follows:

         Buildings and improvements.............................  20-45 years
         Equipment..............................................   5-15 years

                     AVON PRODUCTS, INC. AND SUBSIDIARIES

            SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                         PROPERTY, PLANT AND EQUIPMENT
                                 (In millions)

                            Years ended December 31

                             Additions
                Balance at  charged to                              Balance
                 beginning   costs and                    Other      at end
                 of period    expenses  Retirements  changes(a)   of period
                ----------  ----------  -----------  ----------   ---------
1993
Buildings and
  improvements.     $237.0       $18.9        $  .6      $  3.5      $258.8
Equipment......      329.6        31.5         26.8        (3.1)      331.2
                    ------       -----        -----      ------      ------
                    $566.6       $50.4        $27.4      $   .4      $590.0
                    ======       =====        =====      ======      ======

1992
Buildings and
  improvements.     $225.5       $18.9        $  .6      $ (6.8)     $237.0
Equipment......      327.9        30.4         17.3       (11.4)      329.6
                    ------       -----        -----      ------      ------
                    $553.4       $49.3        $17.9      $(18.2)     $566.6
                    ======       =====        =====      ======      ======

1991
Buildings and
  improvements.     $216.0       $17.5        $ 9.5      $  1.5      $225.5
Equipment......      303.0        31.3          6.7          .3       327.9
                    ------       -----        -----      ------      ------
                    $519.0       $48.8        $16.2      $  1.8      $553.4
                    ======       =====        =====      ======      ======

[FN]
- - ------------
(a) Translation adjustments, and transfers and reclassifications between accounts.

                     AVON PRODUCTS, INC. AND SUBSIDIARIES

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                            Years ended December 31

                                        Additions
                                   --------------------
                       Balance at  Charged to   Charged                Balance
                        beginning   costs and  to other                 at end
                        of period    expenses  accounts  Deductions  of period
                       ----------  ----------  --------  ----------  ---------
1993
Allowance for doubtful
  accounts receivable.      $23.5      $ 51.7     $  --      $ 52.1(a)   $23.1
                            =====      ======     =====      ======      =====

1992
Allowance for doubtful
  accounts receivable.      $30.8      $ 47.5     $  --      $ 54.8(a)   $23.5

Allowance for long-
  term receivables
  and investments.....       33.1          --        --        33.1(b)      --
                            -----      ------     -----      ------      -----
                            $63.9      $ 47.5     $  --      $ 87.9      $23.5
                            =====      ======     =====      ======      =====

1991
Allowance for doubtful
  accounts receivable.      $21.2      $ 55.2     $  --      $ 45.6(a)   $30.8

Allowance for long-
  term receivables
  and investments.....       67.5        73.8        --       108.2(b)    33.1
                            -----      ------     -----      ------      -----
                            $88.7      $129.0     $  --      $153.8      $63.9
                            =====      ======     =====      ======      =====

[FN]
- - ------------
(a)Accounts written off, less recoveries and foreign currency translation adjustment.

(b)Write off of various notes and other securities, which Avon received in connection with the sale of health care and other businesses.

                     AVON PRODUCTS, INC. AND SUBSIDIARIES

                      SCHEDULE IX--SHORT-TERM BORROWINGS
                                 (In millions)

                            Years ended December 31

                                           Maximum      Average       Weighted
  Category of                Weighted       amount       amount        average
    aggregate       Balance   average  outstanding  outstanding  interest rate
   short-term     at end of  interest   during the   during the     during the
borrowings(a)        period   rate(b)       period    period(c)   period(b)(c)
- - -------------     ---------  --------  -----------  -----------  -------------
1993
Payable to banks.    $ 16.1        9%       $250.0       $159.9             4%
1992
Payable to banks.    $  4.1       11%       $285.2       $198.2             5%
1991
Payable to banks.    $104.0        6%       $260.9       $173.8             7%

[FN]
- - -------------
(a) Most short-term borrowings are notes payable to banks of domestic and foreign subsidiaries. Most of the notes of foreign subsidiaries are payable in local currency.

(b) Includes interest rates for borrowings of foreign subsidiaries operating in highly inflationary economies.

(c) The average short-term borrowings and the weighted average interest rate were calculated on borrowings outstanding at the end of each month.

            SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In millions)
                                                        Years ended December 31
                                                        -----------------------
                                                        1993      1992     1991
                                                        ----      ----     ----
Taxes, other than payroll and income taxes...........  $60.1     $55.5    $50.7
