Form 10-Q
period 1994-03-31
AVON PRODUCTS INC
filed 1994-05-13
CIK 8868

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1994

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


               9 WEST 57TH STREET, NEW YORK, NEW YORK 10019-2683
                   (Address of principal executive offices)


                                (212) 546-6015
                              (telephone number)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No ___



The number of shares of Common Stock (par value $.50) outstanding at April 30, 1994 was 71,061,440.

                               Table of Contents



                        Part I.  Financial Information


                                                                      Page
                                                                     Numbers

Item 1.  Financial Statements

         Consolidated Statement of Operations                          3
           Three Months Ended March 31, 1994 and
             March 31, 1993

         Consolidated Balance Sheet                                    4
           March 31, 1994 and December 31, 1993

         Consolidated Statement of Cash Flows                          5
           Three Months Ended March 31, 1994 and
             March 31, 1993

         Notes to Consolidated Financial Statements                    6-9



Item 2.  Management's Discussion and Analysis of the                  10-14
           Results of Operations and Financial Condition







                          Part II.  Other Information


Item 1.  Legal Proceedings                                            15

Item 6.  Exhibits and Reports on Form 8-K                             15

Signatures                                                            16

                        PART I.  FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share data)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                         1994          1993
                                                         ----          ----
                                                            (unaudited)

Net sales...........................................   $913.6       $ 841.9
                                                       ------       -------
Costs, expenses and other:
Cost of sales.......................................    361.5         322.9
Marketing, distribution and administrative expenses.    489.3         462.8
Interest expense....................................     14.5          10.1
Interest income.....................................     (5.2)         (9.2)
Other expense, net..................................      4.7          14.8
                                                       ------       -------
  Total costs, expenses and other...................    864.8         801.4
                                                       ------       -------
Income from continuing operations before taxes,
  minority interest and cumulative effect of
  accounting changes................................     48.8          40.5
Income taxes........................................     19.2          16.2
                                                       ------       -------
Income from continuing operations before minority
  interest and cumulative effect of accounting
  changes...........................................     29.6          24.3
Minority interest...................................      (.1)           .3
                                                       ------       -------
Income from continuing operations before cumulative
  effect of accounting changes......................     29.5          24.6
Discontinued operations, net........................       --         (10.0)
Cumulative effect of accounting changes.............    (45.2)       (107.5)
                                                       ------       -------

Net (loss)..........................................   $(15.7)      $ (92.9)
                                                       ======       =======
Income (loss) per share of common stock:
  Income from continuing operations before
    cumulative effect of accounting changes.........   $  .41       $   .34
  Discontinued operations...........................       --          (.14)
  Cumulative effect of accounting changes...........     (.63)        (1.49)
                                                       ------       -------
Net (loss)..........................................   $ (.22)      $ (1.29)
                                                       ======       =======

Average shares outstanding..........................    71.92         72.03
                                                       ======       =======

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                  March 31      December 31
                                                    1994            1993
                                                  --------      -----------
                                                         (unaudited)
ASSETS
Current assets:
Cash and equivalents...........................   $  103.6         $  231.8
Accounts receivable............................      351.5            329.3
Inventories....................................      442.7            374.9
Prepaid expenses and other.....................      152.8            145.8
                                                  --------         --------
    Total current assets.......................    1,050.6          1,081.8
                                                  --------         --------

Property, plant and equipment, at cost.........    1,096.0          1,070.5
Less accumulated depreciation..................      608.2            590.0
                                                  --------         --------
                                                     487.8            480.5
                                                  --------         --------

Intangible assets..............................      144.6            145.3
Other assets...................................      293.4            250.4
                                                  --------         --------
    Total assets...............................   $1,976.4         $1,958.0
                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year..................   $  195.3         $   70.4
Accounts payable...............................      312.9            378.0
Accrued compensation...........................       75.6             68.3
Other accrued liabilities......................      235.4            216.9
Sales and other taxes..........................       84.3             95.8
Income taxes...................................      213.7            229.3
                                                  --------         --------
    Total current liabilities..................    1,117.2          1,058.7
                                                  --------         --------

Long-term debt.................................      125.8            123.7
Employee benefit plans.........................      354.7            295.1
Deferred income taxes..........................       28.3             30.5
Other liabilities..............................      130.1            136.0

Shareholders' equity:
Common stock...................................       43.3             43.3
Additional paid-in capital.....................      654.2            652.3
Retained earnings..............................      102.7            150.6
Translation adjustments........................     (176.5)          (175.3)
Treasury stock, at cost........................     (403.4)          (356.9)
                                                  --------         --------
    Total shareholders' equity.................      220.3            314.0
                                                  --------         --------
    Total liabilities and shareholders' equity.   $1,976.4         $1,958.0
                                                  ========         ========

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                          Three months ended
                                                               March 31
                                                          ------------------
                                                          1994          1993
                                                          ----          ----
                                                              (unaudited)
Cash flows from operating activities:
Net (loss)...........................................  $ (15.7)      $ (92.9)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Cumulative effect of accounting changes...........    45.2         107.5
    Provision for discontinued operations, net........      --          10.0
    Payments for restructuring costs..................    (3.5)         (6.2)
    Depreciation and amortization.....................    14.9          15.3
    Provision for doubtful accounts...................    14.4          11.9
    Translation (gains) losses........................    (6.2)          5.6
    Deferred income taxes.............................    (1.3)          (.3)
    Other.............................................     6.7           2.6
    Changes in assets and liabilities:
      Accounts receivable.............................   (54.5)        (41.5)
      Inventories.....................................   (67.1)        (30.9)
      Prepaid expenses and other......................    (7.6)         (9.5)
      Accounts payable and accrued liabilities........   (23.4)        (71.7)
      Income and other taxes..........................   (22.2)        (31.4)
      Noncurrent assets and liabilities...............   (32.9)         (5.7)
                                                       -------       -------
Net cash (used) by operating activities...............  (153.2)       (137.2)
                                                       -------       -------
Cash flows from investing activities:
Capital expenditures..................................   (11.4)        (13.3)
Disposal of assets....................................      .9           1.0
                                                       -------       -------
Net cash (used) by investing activities...............   (10.5)        (12.3)
                                                       -------       -------
Cash flows from financing activities:
Cash dividends........................................   (36.3)        (31.1)
Debt, net (maturities of three months or less)........   130.5         137.6
Proceeds from short-term debt.........................     5.8           4.9
Retirement of short-term debt.........................    (2.9)         (4.0)
Retirement of long-term debt..........................   (12.0)        (32.4)
Repurchases of common stock...........................   (46.7)           --
Proceeds from exercise of stock options, net of taxes.      .5            .4
                                                       -------      --------
Net cash provided by financing activities.............    38.9          75.4
                                                       -------      --------
Effect of exchange rate changes on cash...............    (3.4)         (3.8)
                                                       -------      --------
Net decrease in cash and equivalents..................  (128.2)        (77.9)
Cash and equivalents beginning of period..............   231.8         147.4
                                                       -------      --------
Cash and equivalents end of period.................... $ 103.6      $   69.5
                                                       =======      ========

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)



1.  ACCOUNTING POLICIES

    The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1993 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, which consisted of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    To conform to the 1994 presentation, certain reclassifications to the 1993 balance sheet and cash flow statement were made.


2.  ACCOUNTING CHANGES

    Effective January 1, 1994, Avon adopted Statement of Financial Accounting Standards Board ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits" and FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its foreign benefit plans. In addition, effective January 1, 1994, Avon changed its method of accounting for internal systems development costs. These development costs are being expensed as incurred, rather than deferred and amortized over future periods.

    As a result of these accounting changes, Avon recorded an aggregate non-cash charge in the first quarter of 1994 of $45.2, or $.63 per share. This amount reflects the cumulative effect of adjustment for FAS No. 112 of $28.9, or $.40 per share, FAS No. 106 of $8.0, or $.11 per share, and the systems development costs of $8.3, or $.12 per share. The proforma effect for the change in accounting for the deferred internal systems development costs for the three months ended March 31, 1993, had the accounting change been adopted effective January 1, 1993, would not have been significant.

    Management believes expensing internal systems development costs as incurred will result in enhanced reporting of the Company's costs of utilizing resources in line with today's rapidly changing technology.

    Effective January 1, 1993, Avon adopted FAS No. 106 for its U.S. plans and FAS No. 109, "Accounting for Income Taxes". For further discussion of these accounting changes, see Note 2 of the Notes to the Consolidated Financial Statements in the 1993 Annual Report.

                              AVON PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (In millions, except per share data)



3.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash (used) by operating activities" includes the following cash payments for interest and income taxes:
                                                          Three months ended
                                                               March 31
                                                          ------------------
                                                          1994          1993
                                                          ----          ----

   Interest............................................  $ 8.7         $ 3.7
   Income taxes, net of refunds received...............   36.6          41.3


4.  DISCONTINUED OPERATIONS

    In March 1993, Avon recorded an additional discontinued operation provision of $10.0 after tax, or $.14 per share, for the final settlement and related expenses in an arbitration proceeding related to a business previously sold.


5.  INCOME (LOSS) PER SHARE

    Primary income (loss) per share of common stock is based on the weighted average number of shares outstanding. Dilution that could result from the exercise of stock options is not material for the three month periods ended March 31, 1994 and 1993, and accordingly, income (loss) per share assuming full dilution has not been presented.


6.  INVENTORIES

                                                   March 31      December 3l
                                                     1994            1993
                                                   --------      -----------

     Raw materials..............................     $139.5          $126.8
     Finished goods.............................      303.2           248.1
                                                     ------          ------
                                                     $442.7          $374.9
                                                     ======          ======


7.  DIVIDENDS

    Regular quarterly dividends of $.45 and $.40 per share of common stock were paid on March 1, 1994 and 1993, respectively.

                              AVON PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (In millions, except per share data)



8.  CONTINGENCIES

    Various lawsuits and claims (asserted and unasserted) arising in the ordinary course of business are pending or threatened against Avon. The most significant of these are described below.

    In April 1991, Wertheim Schroder & Co. Incorporated, a holder of Avon's Preferred Equity-Redemption Cumulative Stock (the "PERCS"), filed, on behalf of certain classes of PERCS holders, a suit against Avon in the United States District Court for the Southern District of New York alleging various contract and securities law claims relating to the PERCS. Avon's motion for summary judgment was denied, except as to one claim, on April 1, 1993. Avon rejects the assertions in this case, believes it has meritorious defenses to the claims and is vigorously contesting this lawsuit.

    In June 1988, Mallinckrodt, Inc. ("Mallinckrodt") and International Minerals & Chemical Corporation ("IMC"), now known as Mallinckrodt Group Inc., filed a lawsuit against Avon in the St. Louis Missouri City Circuit Court arising from Avon's sale of Mallinckrodt to IMC in 1986. The suit alleged that a certain patent dispute and a settlement, referred to as the DuPont patent case, various environmental claims and numerous other lawsuits and claims are contingent liabilities covered by an indemnification given by Avon in connection with the sale of Mallinckrodt. In October 1991, the Missouri Supreme Court affirmed the Circuit Court's decision that Avon has the obligation to indemnify IMC and Mallinckrodt in connection with the DuPont patent case, but remanded the matter for a trial on the damages, if any, suffered by the parties. On July 27, 1992, a jury returned a verdict in the DuPont patent case for $16.0, and a judgment for that amount plus approximately $6.5 interest was entered. On August 11, 1992, IMC and Mallinckrodt filed post-trial motions, including a motion for a judgment notwithstanding the verdict or, in the alternative, a motion for a new trial. On November 5, 1992, the St. Louis Missouri City Circuit Court granted IMC's and Mallinckrodt's motion for a judgment notwithstanding the verdict and directed a verdict for plaintiffs in the amount of $27.1 plus interest.
As of November 5, 1992, the interest amounted to approximately $11.7.
Avon, IMC and Mallinckrodt have appealed this decision. This issue was argued before the Missouri Court of Appeals, Eastern District on May 11, 1994. A decision is expected during this year. Pre-trial proceedings and discovery activities are ongoing with respect to the environmental and general litigation portions of the case.

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

                              AVON PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (In millions, except per share data)



    The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to Avon cannot currently be determined with certainty. The reserves for such contingencies, at March 31, 1994, which are recorded gross without anticipation of insurance recoveries or other third party recoveries, if any, have been estimated by Avon's management based on its review of currently known facts and circumstances at March 31, 1994. In the opinion of Avon's management, based on its review of the preliminary information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at March 31, 1994 should not have a material adverse impact on Avon's consolidated financial position or results of operations, based on the current levels of such amounts. However, this difference, if any, could have a material effect on results of operations in a future period when resolved.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



ITEM 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition

Results of Operations--Three Months Ended March 31, 1994 and 1993.

Consolidated

    Consolidated net loss for the three months ended March 31, 1994 of $15.7 million, or $.22 per share, includes a non-cash charge for accounting changes of $45.2 million or $.63 per share. This charge is for the cumulative effect of changes in accounting principles for the following: postemployment benefits (FAS No. 112) of $28.9 million; postretirement benefits (FAS No. 106) for foreign benefit plans of $8.0 million; and costs related to the development of information systems of $8.3 million. Effective in the first quarter of 1994, internal information systems development costs are being expensed as incurred, rather than deferred and amortized over future periods.

    Consolidated net loss for the first three months of 1993 was $92.9 million, or $1.29 per share, which included a non-cash net charge for the cumulative effect of changes in accounting principles of $107.5 million, or $1.49 per share, for postretirement benefits (FAS No. 106) for U.S. plans and income taxes (FAS No. 109) and a $10.0 million, or $.14 per share, charge related to discontinued operations.

    Income from continuing operations before cumulative effect of accounting changes for the three months ended March 31, 1994 was $29.5 million, a 20 percent increase over the comparable period of 1993. Income per share from continuing operations increased 21 percent to $.41 from $.34 in 1993.
Pretax income of $48.8 million increased 20 percent due to higher net sales, an improved operating expense ratio and favorable foreign exchange primarily in Brazil. These favorable results were partially offset by higher interest expense and lower interest income in Brazil and a lower gross margin. Net income was further improved by a lower effective tax rate in 1994 (39.5 percent versus 40.0 percent in 1993) resulting from the mix of international and domestic income.

    Consolidated net sales for the three months ended March 31, 1994 were $913.6 million, a $71.7 million or 9 percent increase over the comparable period of the prior year. The increase is primarily due to sales improvement in Avon U.S., reflecting the launch of a new intimate apparel line and increases in most product categories; an increase in units sold in Mexico, Argentina and the Pacific Rim; and the favorable impact of a weaker U.S. dollar and sales of higher-priced products in Japan. These improvements were partially offset by lower sales in Europe due to the strength of the dollar against most European currencies and operational declines in most of the European countries.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    Cost of sales as a percentage of sales was 39.6 percent in the first quarter compared to 38.4 percent in the same period last year. The decline in gross margin was primarily due to increased sales in the lower margin intimate apparel, home entertainment and gift product lines in Avon U.S. and more competitive pricing strategies and a change in product mix in Mexico.

    Marketing, distribution and administrative expenses of $489.3 million increased $26.5 million or 6 percent over the comparable period of 1993, while expenses as a percentage of sales decreased 1.5 percentage points to
53.5 percent versus 55.0 percent in 1993. The higher expenses are associated with sales increases in Argentina and Mexico, increased advertising and government mandated salary increases in Brazil and market expansion in the Pacific Rim markets, most significantly China. The improvement in the expense ratio was driven by increased sales in Avon U.S., Japan, most Pacific Rim markets and Argentina partially offset by the previously discussed increased expenses in Brazil.

    Interest expense increased $4.4 million from the comparable period of last year primarily due to higher short-term debt levels in Brazil for funding of working capital needs. Interest income decreased $4.0 million primarily due to lower levels of cash and short-term investments in Brazil in 1994 compared to 1993.

    Other expense, net, of $4.7 million in 1994 decreased $10.1 million from the comparable period of 1993. This decrease is primarily due to net foreign exchange gains in Brazil in 1994 compared to net foreign exchange losses in Brazil in 1993.


Avon U.S.

    Net sales increased 10 percent reflecting an 8 percent increase in Representative average order size and a 2 percent increase in the number of Representative orders. The sales improvement reflects the introduction of a new intimate apparel line in the first quarter of 1994 and higher sales of home entertainment, gift and cosmetic, fragrance and toiletry product lines. Pretax income increased 32 percent primarily due to the sales increase and a favorable operating expense ratio, partially offset by a lower gross margin due to the shift in sales mix to the lower margin intimate apparel, home entertainment and gift product lines.


Avon International

    Net sales increased 10 percent and pretax income increased 17 percent over the comparable period of 1993. The increase in sales was primarily due to increased units sold in Argentina, Mexico and the Pacific Rim and the favorable impact of exchange rate fluctuations and sales of higher-priced products in Japan. These favorable results were partially offset by lower sales throughout Europe, mainly as a result of the strengthening of the

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



dollar against most European currencies, and increased sales of lower priced products in Germany, France and the United Kingdom. The increase in pretax income reflects the overall sales growth, favorable operating expense ratios in Argentina and Japan and net foreign exchange gains in Brazil. These improvements were partially offset by lower interest income in Brazil reflecting lower cash and short-term investment levels, an unfavorable gross margin and expense ratio in Mexico due to more competitive pricing strategies and increased expenses to strengthen competitive position, increased expenses related to expansion in China and lower operational results in most European markets due to the continued recessionary economic environment. Profits were lower in Europe due to the sales decline and an unfavorable gross margin primarily due to a shift in product mix.


Retail

    Giorgio's sales decreased 18 percent primarily due to a decline in the U.S. resulting from lower sales of the women's fragrance, Wings, which was launched in the first quarter of 1993. This decline in the U.S. retail market was partially offset by increased sales in Europe and to international distributors in 1994. Pretax loss was higher than the loss in the comparable period of the prior year reflecting lower sales of the high margin Wings fragrance partially offset by lower foreign exchange losses in 1994.


Discontinued Operations

    In March 1993, Avon recorded an additional discontinued operations provision of $10.0 million after tax, or $.14 per share, for the final settlement and related expenses in an arbitration proceeding related to a business previously sold.



Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, net cash usage was $249.6 million in the first quarter of 1994 compared with $184.0 million in the comparable period of 1993. The higher cash usage reflects $46.7 million for the repurchase of common stock, higher cash used by operations and higher dividend payments. During the first quarter of 1994, the company purchased approximately 736,000 shares of common stock for $41.6 million, under the previously announced stock repurchase program and acquired approximately 88,000 shares issued under the 1991 Long-Term Incentive Plan.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    For the first quarter of 1994, cash used by operations was $153.2 million, compared with $137.2 million in 1993. The higher cash usage resulted mainly from the funding of benefit plans, which is included in the change in noncurrent assets and liabilities on the Consolidated Statement of Cash Flows, and increased first quarter working capital levels in the Pacific Region due to expansion efforts in several markets. These increases were partially offset by lower working capital levels and higher net income in Avon U.S.



Capital Resources

    Total debt increased $127.0 million to $321.1 million at March 31, 1994 from $194.1 million at December 31, 1993 principally due to normal seasonal working capital requirements during the first three months of 1994 and borrowings related to the stock repurchase program. Total debt at March 31, 1994 was $321.1 million compared to $324.1 million at March 31, 1993.

    During March 1994, the Company entered into a $200.0 million revolving credit agreement. The terms and conditions of this agreement are the same as its existing $400.0 million multifacility credit agreement, except this new facility allows the Company to use borrowings for the purchase of Avon stock. The credit agreements contain covenants that include requirements for minimum net worth, as defined, interest coverage and maximum borrowings.

    Commercial paper borrowings supported by credit agreements at March 31, 1994 were $43.5 million. These borrowings were used to finance working capital and to repurchase the Company's stock.

    At March 31, 1994, the Company had bankers' acceptance facilities available of $197.0 million with various banks. At March 31, 1994, there were $25.0 million of borrowings under these facilities. In addition, at March 31, 1994, the Company had $35.7 million of borrowings from various banks under uncommitted lines of credit.

    Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs. It is also currently anticipated that existing debt maturing over the next five years will be paid without refinancing.


Working Capital

    As of March 31, 1994, current liabilities exceeded current assets by $66.6 million compared with current assets exceeding current liabilities by $23.1 million at the end of 1993. The decline from December 1993 reflects a decrease in cash and equivalents and an increase in debt maturing within

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



one year partially offset by higher investments in working assets (current assets excluding cash and equivalents), most significantly inventory, which reflects the seasonal pattern of Avon's operations. The increase in inventory also is due to the introduction of new and higher-priced product lines and higher sales volume in Avon U.S., continued business expansion in the Pacific Rim markets and higher sales volume in Argentina.

    Although current liabilities exceed current assets at March 31, 1994, management believes it highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its adequate unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital. Avon is in compliance with all financial covenants.

                              AVON PRODUCTS, INC.




                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

    On May 11, 1994, the DuPont patent case was argued before the Missouri Court of Appeals, Eastern District. A decision is expected during this year, see Note 8 - Contingencies.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit
         Number                         Description

           4.1 --Revolving Credit Agreement, dated as of March 11, 1994 among Avon Capital Corporation, Avon and a group of banks.

           4.2 --Second Amendment, dated as of February 24, 1994, to the Multifacility Credit Agreement among Avon, Avon Capital Corporation and a group of banks.

          11.1 --Statement re computation of primary income (loss) per share.

          11.2 --Statement re computation of fully diluted income (loss) per share.

            18    --Letter of Coopers & Lybrand regarding change in
                    accounting principle.

  (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first quarter of 1994.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AVON PRODUCTS, INC.
                                 (Registrant)


Date:  May 12, 1994          By /s/     ROBERT J. CONOLOGUE
                             ------------------------------
                                        Robert J. Conologue
                                   Group Vice President and Controller
                                   Principal Accounting Officer


                             Signed both on behalf of the registrant
                             and as principal accounting officer.