Form 10-Q
period 1994-06-30
AVON PRODUCTS INC
filed 1994-08-12
CIK 8868

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1994

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


Yes  X    No ___



The number of shares of Common Stock (par value $.50) outstanding at July 31, 1994 was 70,348,457.

                               Table of Contents



                        Part I.  Financial Information


                                                                      Page
                                                                     Numbers

Item 1.  Financial Statements

         Consolidated Statement of Operations
           Three Months Ended June 30, 1994 and
             June 30, 1993                                             3
           Six Months Ended June 30, 1994 and
             June 30, 1993                                             4

         Consolidated Balance Sheet
           June 30, 1994 and December 31, 1993                         5

         Consolidated Statement of Cash Flows
           Six Months Ended June 30, 1994 and
             June 30, 1993                                             6

         Notes to Consolidated Financial Statements                    7-11



Item 2.  Management's Discussion and Analysis of the
           Results of Operations and Financial Condition              12-19







                          Part II.  Other Information


Item 1.  Legal Proceedings                                            20

Item 6.  Exhibits and Reports on Form 8-K                             20

Signatures                                                            21

                        PART I.  FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share data)


                                                         Three months ended
                                                              June 30
                                                         ------------------
                                                         1994          1993
                                                         ----          ----
                                                            (unaudited)

Net sales........................................... $1,007.2        $920.2
                                                     --------        ------
Costs, expenses and other:
Cost of sales.......................................    389.1         350.2
Marketing, distribution and administrative expenses.    490.4         445.2
Interest expense....................................     15.2          11.5
Interest income.....................................     (9.8)         (5.9)
Other expense, net..................................      2.3           6.2
                                                     --------        ------
  Total costs, expenses and other...................    887.2         807.2
                                                     --------        ------
Income from continuing operations before taxes and
  minority interest.................................    120.0         113.0
Income taxes........................................     46.8          45.2
                                                     --------        ------
Income from continuing operations before minority
  interest..........................................     73.2          67.8
Minority interest...................................      (.9)         (1.9)
                                                     --------        ------
Income from continuing operations...................     72.3          65.9

Discontinued operations
  Income (loss), net of taxes.......................      2.8           (.3)
  (Loss) on sale....................................    (25.0)           --
                                                     --------        ------

Net income.......................................... $   50.1        $ 65.6
                                                     ========        ======
Income (loss) per share of common stock:
  Continuing operations............................. $   1.02        $  .91
  Discontinued operations, net......................     (.31)           --
                                                     --------        ------
Net income.......................................... $    .71        $  .91
                                                     ========        ======

Average shares outstanding..........................    70.86         72.05
                                                     ========        ======

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share data)

                                                          Six months ended
                                                              June 30
                                                          -----------------
                                                          1994        1993
                                                          ----        ----
                                                            (unaudited)

Net sales...........................................  $1,893.2    $1,728.3
                                                      --------    --------
Costs, expenses and other:
Cost of sales.......................................     741.5       663.8
Marketing, distribution and administrative expenses.     958.7       884.6
Interest expense....................................      29.7        21.6
Interest income.....................................     (15.0)      (15.1)
Other expense, net..................................       7.2        19.7
                                                      --------    --------
  Total costs, expenses and other...................   1,722.1     1,574.6
                                                      --------    --------
Income from continuing operations before taxes,
  minority interest and cumulative effect of
  accounting changes................................     171.1       153.7
Income taxes........................................      66.7        61.5
                                                      --------    ---------
Income from continuing operations before minority
  interest and cumulative effect of accounting
  changes...........................................     104.4        92.2
Minority interest...................................      (1.0)       (1.6)
                                                      --------    ---------
Income from continuing operations before cumulative
  effect of accounting changes......................     103.4        90.6
Discontinued operations
  Income (loss), net of taxes.......................       1.2         (.4)
  (Loss) on sale, net of taxes in 1993..............     (25.0)      (10.0)
Cumulative effect of accounting changes.............     (45.2)     (107.5)
                                                      --------    --------

Net income (loss)...................................  $   34.4    $  (27.3)
                                                      ========    ========
Income (loss) per share of common stock:
  Continuing operations.............................  $   1.45    $   1.26
  Discontinued operations, net......................      (.34)       (.15)
  Cumulative effect of accounting changes...........      (.63)      (1.49)
                                                      --------    --------
Net income (loss)...................................  $    .48    $   (.38)
                                                      ========    ========

Average shares outstanding..........................     71.39       72.04
                                                      ========    ========

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                   June 30      December 31
                                                     1994           1993
                                                   -------      -----------
                                                         (unaudited)
ASSETS
Current assets:
Cash and equivalents...........................   $   75.3         $  223.9
Accounts receivable............................      332.9            306.0
Inventories....................................      443.8            360.5
Prepaid expenses and other.....................      159.3            135.9
Net assets of discontinued operations..........      150.0             18.8
                                                  --------         --------
    Total current assets.......................    1,161.3          1,045.1
                                                  --------         --------

Property, plant and equipment, at cost.........    1,110.6          1,061.5
Less accumulated depreciation..................      611.5            585.3
                                                  --------         --------
                                                     499.1            476.2
                                                  --------         --------

Net assets of discontinued operations..........         --            136.2
Other assets...................................      305.1            261.2
                                                  --------         --------
    Total assets...............................   $1,965.5         $1,918.7
                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year..................   $  234.0         $   70.4
Accounts payable...............................      291.2            365.4
Accrued compensation...........................       85.0             62.7
Other accrued liabilities......................      206.9            203.3
Sales and other taxes..........................       82.8             94.9
Income taxes...................................      219.5            225.3
                                                  --------         --------
    Total current liabilities..................    1,119.4          1,022.0
                                                  --------         --------

Long-term debt.................................      124.7            123.7
Employee benefit plans.........................      362.7            295.1
Deferred income taxes..........................       29.2             30.5
Other liabilities..............................      136.1            133.4

Shareholders' equity:
Common stock...................................       43.3             43.3
Additional paid-in capital.....................      655.6            652.3
Retained earnings..............................      121.1            150.6
Translation adjustments........................     (174.2)          (175.3)
Treasury stock, at cost........................     (452.4)          (356.9)
                                                  --------         --------
    Total shareholders' equity.................      193.4            314.0
                                                  --------         --------
    Total liabilities and shareholders' equity.   $1,965.5         $1,918.7
                                                  ========         ========

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                                           Six months ended
                                                               June 30
                                                           ----------------
                                                          1994         1993
                                                          ----         ----
                                                              (unaudited)
Cash flows from operating activities:
Net income (loss)..................................... $  34.4      $ (27.3)
Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Cumulative effect of accounting changes...........    45.2        107.5
    Discontinued operations, net......................    23.8         10.4
    Payments for restructuring costs..................    (3.5)       (14.3)
    Depreciation and amortization.....................    27.5         28.0
    Provision for doubtful accounts...................    27.8         21.6
    Translation (gains) losses........................   (11.8)        10.0
    Deferred income taxes.............................    (1.6)         3.8
    Other.............................................    12.3          8.1
    Changes in assets and liabilities:
      Accounts receivable.............................   (89.1)       (67.6)
      Inventories.....................................   (85.6)       (50.3)
      Prepaid expenses and other......................   (22.2)       (24.1)
      Accounts payable and accrued liabilities........   (27.1)       (85.1)
      Income and other taxes..........................    (7.8)       (18.5)
      Noncurrent assets and liabilities...............   (32.1)        (1.4)
                                                       -------      -------
Net cash (used) by continuing operations..............  (109.8)       (99.2)
Net cash provided (used) by discontinued operations...     1.1        (25.2)
                                                       -------      -------
Net cash (used) by operating activities...............  (108.7)      (124.4)
                                                       -------      -------
Cash flows from investing activities:
Capital expenditures..................................   (31.1)       (27.5)
Disposal of assets....................................     3.0          1.5
                                                       -------      --------
Net cash (used) by investing activities...............   (28.1)       (26.0)
                                                       -------      -------
Cash flows from financing activities:
Cash dividends........................................   (69.9)       (59.9)
Debt, net (maturities of three months or less)........   159.8        164.2
Proceeds from short-term debt.........................    20.0          8.2
Retirement of short-term debt.........................    (6.2)        (7.4)
Retirement of long-term debt..........................   (12.0)       (37.4)
Repurchases of common stock...........................   (96.1)         (.2)
Proceeds from exercise of stock options, net of taxes.      .4           .5
                                                       -------      -------
Net cash (used) provided by financing activities......    (4.0)        68.0
                                                       -------      -------
Effect of exchange rate changes on cash...............    (7.8)        (8.1)
                                                       -------      -------
Net decrease in cash and equivalents..................  (148.6)       (90.5)
Cash and equivalents beginning of period..............   223.9        141.6
                                                       -------      -------
Cash and equivalents end of period.................... $  75.3      $  51.1
                                                       =======      =======

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

    To conform to the 1994 presentation, certain reclassifications to the 1993 balance sheet and cash flow statement were made. See Note 2 below regarding discontinued operations.


2.  DISCONTINUED OPERATIONS

    The Company has signed a definitive agreement to sell Giorgio Beverly Hills, Inc. ("Giorgio"), its remaining retail business, for $150.0 in cash and recorded a loss on the sale of $25.0 as of June 30, 1994. Since the Company has excess capital loss carryforwards, no tax benefits have been recognized on the loss. The sale, which is subject to customary regulatory clearances and closing conditions, is anticipated to close during the third quarter of 1994.

    Accordingly, Giorgio's operating results are segregated and reported as discontinued operations in the accompanying consolidated financial statements. Prior period financial statements have been reclassified to conform to the current year presentation.

    Net sales and income (loss) from operations of Giorgio are summarized below:

                                    Three months ended      Six months ended
                                          June 30                June 30
                                    ------------------      ----------------
                                    1994          1993      1994        1993
                                    ----          ----      ----        ----
    Net sales....................  $30.5         $29.1     $58.1       $62.9

    Income (loss) before taxes...    4.3           (.5)      2.0         (.7)

    Net income (loss)............    2.8           (.3)      1.2         (.4)

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)



    Assets and liabilities of Giorgio, reported as net assets of discontinued operations, are summarized below:

                                                     June 30     December 31
                                                      1994           1993
                                                     -------     -----------

    Current assets..................................  $ 53.7          $ 55.5
    Goodwill........................................   132.4           134.4
    Other noncurrent assets.........................     3.5             4.4
                                                      ------          ------
        Total assets                                   189.6           194.3
                                                      ------          ------
    Current liabilities.............................    37.4            36.7
    Long-term liabilities...........................     2.2             2.6
                                                      ------          ------
        Total liabilities...........................    39.6            39.3
                                                      ------          ------
    Net assets of discontinued operations...........  $150.0          $155.0
                                                      ======          ======

    In March 1993, Avon recorded a provision for discontinued operations of $10.0 after tax, or $.14 per share, for the final settlement and related expenses in an arbitration proceeding related to a business previously sold.


3.  ACCOUNTING CHANGES

    Effective January 1, 1994, Avon adopted Statement of Financial Accounting Standards Board ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits" and FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its foreign benefit plans. In addition, effective January 1, 1994, Avon changed its method of accounting for internal systems development costs. These development costs are being expensed as incurred, rather than deferred and amortized over future periods. For further discussion of these accounting changes, see Note 2 of the Notes to the Consolidated Financial Statements in the Form 10-Q for the three months ended March 31, 1994.

    The proforma effect for the change in accounting for the deferred internal systems development costs for the three and six months ended
June 30, 1993, had the accounting change been adopted effective January 1, 1993, would not have been significant.

    Effective January 1, 1993, Avon adopted FAS No. 106 for its U.S. benefit plans and FAS No. 109, "Accounting for Income Taxes". For further discussion of these accounting changes, see Note 2 of the Notes to the Consolidated Financial Statements in the 1993 Annual Report.

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)



4.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash (used) by continuing operations" includes the following cash payments for interest and income taxes:

                                                           Six months ended
                                                               June 30
                                                           ----------------
                                                           1994        1993
                                                           ----        ----

   Interest............................................   $27.3       $16.5
   Income taxes, net of refunds received...............    72.5        72.8


5.  INCOME (LOSS) PER SHARE

    Primary income (loss) per share of common stock is based on the weighted average number of shares outstanding. Dilution that could result from the exercise of stock options is not material for the three and six months ended June 30, 1994 and 1993, and accordingly, income (loss) per share assuming full dilution has not been presented.


6.  INVENTORIES
                                                    June 30      December 3l
                                                     1994            1993
                                                    -------      -----------

     Raw materials..............................     $128.0           $117.8
     Finished goods.............................      315.8            242.7
                                                    -------           ------
                                                     $443.8           $360.5
                                                     ======           ======


7.  DIVIDENDS

    Cash dividends paid per share of common stock were $.45 and $.90 for the three and six months ended June 30, 1994, respectively, and $.40 and $.80 for the corresponding 1993 periods. On August 2, 1994, Avon increased the regular quarterly dividend on common shares from $.45 to $.50, increasing the annual rate to $2.00 per share from $1.80 per share. The first quarterly dividend at the new rate of $.50 will be paid on September 1, 1994.


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

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)



    The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to Avon cannot currently be determined with certainty. The reserves for such contingencies, at June 30, 1994, which are recorded gross without anticipation of insurance recoveries or other third party recoveries, if any, have been estimated by Avon's management based on its review of currently known facts and circumstances at June 30, 1994. In the opinion of Avon's management, based on its review of the preliminary information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at June 30, 1994 should not have a material adverse impact on Avon's consolidated financial position or results of operations, based on the current levels of such amounts. However, this difference, if any, could have a material effect on results of operations in a future period when resolved.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



ITEM 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition

Results of Operations--Three Months Ended June 30, 1994 and 1993.

Consolidated

    Avon's net income for the three months ended June 30, 1994 of $50.1 million, or $.71 per share, decreased 24 percent and 22 percent, respect-ively, from net income of $65.6 million, or $.91 per share, in the comparable period of 1993. The 1994 results for the second quarter include a net loss of $22.2 million, or $.31 per share, for discontinued operations relating to the sale of Giorgio Beverly Hills, Inc. ("Giorgio"). The sale, which is subject to customary regulatory clearances and closing conditions, is anticipated to close during the third quarter of 1994. As a result, Giorgio's results have been accounted for as discontinued operations for the three and six months ended June 30, 1994 and 1993.


Continuing Operations

    Income from continuing operations for the three months ended June 30, 1994 was $72.3 million, a 10 percent increase over the comparable period of 1993. Income per share from continuing operations increased 12 percent to $1.02 from $.91 in 1993. Pretax income of $120.0 million increased 6 percent due to higher overall sales and higher interest income and favorable foreign exchange primarily in Brazil. These favorable results were partially offset by a lower gross margin, a higher operating expense ratio and higher interest expense primarily in Brazil. Income from continuing operations was further improved by a lower effective tax rate in 1994 (39.0 percent versus 40.0 percent in 1993) resulting primarily from the mix of international and domestic income.

    Net sales for the three months ended June 30, 1994 of $1.0 billion increased $87.0 million, or 9 percent, over the comparable period of the prior year. The increase was primarily due to higher sales in the U.S. reflecting a significant increase in average order size, unit volume growth in Argentina, Mexico and the Pacific Rim markets and inflation-related price increases in Brazil. These improvements were partially offset by lower sales in Germany and Venezuela due to declines in units sold.

    Cost of sales as a percentage of sales was 38.6 percent in the second quarter of 1994 compared to 38.1 percent in the second quarter of 1993. The decline in gross margin was primarily due to increased sales in the lower margin intimate apparel line in the U.S. and lower margins throughout the European markets, excluding the United Kingdom and Spain.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



    Marketing, distribution and administrative expenses of $490.4 million increased $45.2 million, or 10 percent, over the comparable period of 1993 and increased as a percentage of sales to 48.7 percent from 48.4 percent in 1993. The higher expenses are associated with sales increases in the U.S., Argentina and Mexico, expansion in the Pacific Rim markets, most signifi-cantly China, and increased advertising, field incentives, and government-mandated salary increases in Brazil. The higher operating expense ratio resulted primarily from the increased expenses in Brazil and China and the sales declines in Germany and Venezuela. An improved operating expense ratio in the U.S. partially offset this decline. This improved ratio reflects the significant sales increase with only a moderate increase in expenses.

    Interest expense increased $3.7 million from the comparable period of 1993 primarily due to higher short-term debt levels in Brazil to fund working capital needs. Interest income increased $3.9 million primarily due to a new collection policy in Brazil designed to reduce late payments from Representatives.

    Other expense, net, decreased $3.9 million from the prior year period primarily due to favorable foreign exchange in Brazil, partially offset by the 1993 gain on sale of a non-operating investment.


United States

    Net sales increased 15 percent reflecting a 12 percent increase in average order size and a 3 percent increase in the number of Representative orders. The sales improvement reflects the success of the new intimate apparel line, the introduction of nutritional supplements and an increase in the Cosmetics, Fragrances and Toiletries ("CFT") product line primarily due to the introduction of new products. Pretax income increased 38 percent over the prior year period due to the significant sales increase and an improved operating expense ratio. The improved operating expense ratio resulted from lower marketing-related expenses, primarily advertising, as well as expense savings resulting from the restructuring program. These improvements were partially offset by a lower gross margin due to increased sales of the lower margin intimate apparel line.


International

    Net sales increased 6 percent over the comparable period of 1993 and pretax income decreased 4 percent. The sales increase was primarily due to strong unit growth and sales of higher-priced products in Argentina and Mexico, inflation-related price increases in Brazil and increased units sold in the Pacific Rim markets. These improvements were partially offset by lower sales in Germany, reflecting unit declines due to the continuing weak economy, and in Venezuela, where economic instability and uncertainty resulted in unit declines. In Japan, sales were slightly below the comparable period of last year as unit declines were partially offset by a

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



stronger Yen. The decrease in pretax income reflects a sales decline in Germany; higher operating expenses relating to market expansion in the Pacific Rim markets, most significantly in China; and the impact of a significant currency devaluation in Venezuela. The decreases were partially offset by the sales increase in Argentina; favorable foreign exchange in Brazil and Japan; and improved operating expense ratios in the United Kingdom and Spain primarily due to higher sales, lower marketing expenses and continued expense savings from the restructuring programs.


Discontinued Operations

    In July 1994, Avon signed a definitive agreement for the sale of Giorgio. As a result, Avon has recorded a net loss from discontinued operations of $22.2 million, or $.31 per share, in the second quarter of 1994. This reflects a loss of $25.0 million on the sale, partially offset by Giorgio's net earnings of $2.8 million for the second quarter.



Results of Operations--Six Months Ended June 30, 1994 and 1993.

Consolidated

    Avon's net income for the six months ended June 30, 1994 of $34.4 million, or $.48 per share, includes a loss for discontinued operations of $23.8 million, or $.34 per share, and a charge for accounting changes of $45.2 million, or $.63 per share. The loss from discontinued operations relates to the anticipated sale of Giorgio. The charge for accounting changes is for the cumulative effect of changes in accounting principles for the following: postemployment benefits (FAS No. 112) of $28.9 million; postretirement benefits (FAS No. 106) for foreign benefit plans of $8.0 million; and costs related to the development of information systems of $8.3 million. Effective in the first quarter of 1994, internal information systems development costs are being expensed as incurred, rather than deferred and amortized over future periods.

    Net loss for the first six months of 1993 was $27.3 million, or $.38 per share, which included a net charge for the cumulative effect of changes in accounting principles of $107.5 million, or $1.49 per share, for post-retirement benefits (FAS No. 106) for U.S. plans and income taxes (FAS No.
109) and a charge for discontinued operations, primarily related to a business previously sold, of $10.4 million, or $.15 per share.

Continuing Operations

    Income from continuing operations before cumulative effect of accounting changes for the six months ended June 30, 1994 was $103.4 million, a 14 percent increase over the comparable period of 1993. Income per share from

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



continuing operations increased 15 percent to $1.45 from $1.26 in the comparable period last year. Pretax income of $171.1 million increased 11 percent due to higher overall sales, an improved operating expense ratio and favorable foreign exchange primarily in Brazil. These favorable results were partially offset by higher interest expense, mainly in Brazil, and a lower gross margin. Net income was further improved by a lower effective tax rate in 1994 (39.0 percent versus 40.0 percent in 1993) resulting primarily from the mix of international and domestic income.

    Net sales for the six months ended June 30, 1994 were $1.9 billion, a $164.9 million, or 10 percent, increase over the comparable period last year. The sales increase was primarily due to higher sales in the U.S., reflecting an increase in average order size; higher sales throughout most markets in the Americas; increased units sold in the Pacific Rim markets; and the favorable impact of exchange rate fluctuations and sales of higher-priced products in Japan. These improvements were partially offset by shortfalls in many European markets, most significantly Germany and France, due to lower units sold, sales of lower-priced products and the impact of exchange rate fluctuations.

    Cost of sales as a percentage of sales was 39.2 percent in 1994 compared to 38.4 percent in 1993. The decline in gross margin was primarily due to increased sales of the lower margin intimate apparel category in the U.S. and increased sales of the lower margin home product category in Mexico. The decline was partially offset by an improved gross margin in Japan resulting from a shift in the sales mix to higher margin items.

    Marketing, distribution and administrative expenses of $958.7 million increased 8 percent over the comparable period of 1993, but decreased as a percentage of sales to 50.6 percent from 51.2 percent in the comparable period of 1993. The higher expense level reflects increased advertising, field incentives and government-mandated salary increases in Brazil; higher selling and marketing expenses to strengthen competitive position in Mexico; increased sales in Argentina and the U.S.; and market expansion in the Pacific Rim, most significantly China. The improvement in the operating expense ratio was primarily due to the sales increases in the U.S., Argentina and Japan, partially offset by the increased expenses in Brazil, Mexico and the Pacific Rim markets and lower sales in Venezuela and Germany.

    Interest expense increased $8.1 million from the comparable period of last year primarily due to higher short-term debt levels in Brazil to fund working capital needs. Interest income was level with the comparable period of 1993.

    Other expense, net, of $7.2 million decreased $12.5 million from the comparable period of 1993, primarily due to net foreign exchange gains

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



in 1994 compared to net foreign exchange losses in 1993 in Brazil, partially offset by the 1993 gain on sale of a non-operating investment.


United States

    Net sales increased 12 percent reflecting a 10 percent increase in Representative average order size and a 2 percent increase in the number of Representative orders. The sales improvement reflects the introduction of a new intimate apparel line in 1994, as well as increases in all major product categories with the exception of fragrance. Pretax income increased 36 percent, primarily due to the sales increase and a favorable operating expense ratio due to lower marketing-related expenses, primarily advertising, and expense savings resulting from the restructuring program. These favorable results were partially offset by a lower gross margin due to the introduction of the intimate apparel category.


International

    Net sales and pretax income increased 8 percent and 3 percent, respect-ively, over the comparable period of 1993. The increase in sales reflects increased units sold in Mexico, Argentina and the Pacific Rim markets; the favorable impact of exchange rate fluctuations in Japan; and the sale of higher-priced products in Argentina, Brazil and Japan. These favorable results were partially offset by lower sales in Venezuela and throughout most Western European markets, mainly as a result of the strengthening of the dollar against most Western European currencies, and lower unit volume and increased sales of lower-priced products in Germany and France. The increase in pretax income reflects the overall sales growth; higher gross margin in Japan due to a shift in product mix to higher margin products, as well as the favorable impact of a stronger Yen; and improved operating expense ratios in the United Kingdom and Spain primarily due to higher sales, lower marketing expenses and continued expense savings from the restructuring programs.
These improvements were partially offset by sales-related shortfalls in Germany and France; lower unit sales and currency fluctuations in Venezuela; and higher expenses in the Pacific Rim markets primarily for expansion in China as part of a long-term growth strategy.


Discontinued Operations

    As a result of the sale of Giorgio, as previously discussed, the six months ended June 30, 1994 included a net loss from discontinued operations of $23.8 million, or $.34 per share. This reflects a loss of $25.0 million on the sale, partially offset by Giorgio's net earnings of $1.2 million for the six months.

    In March 1993, Avon recorded a discontinued operations provision of $10.0 million after tax, or $.14 per share, for the final settlement and related expenses in an arbitration proceeding related to a business previously sold.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, net cash usage was $310.2 million in the first half of 1994 compared with $218.1 million in the comparable period of 1993. The higher cash usage reflects $96.1 million for the repurchase of common stock and $10.0 million in higher dividend payments which were partially offset by lower cash used by operations. During the first half of 1994, the Company purchased approximately 1,586,000 shares of common stock for $91.0 million under the stock repurchase program and acquired approximately 88,000 shares issued under the 1991 Long-Term Incentive Plan.

    For the first half of 1994, cash used by continuing operations was $109.8 million compared with $99.2 million in 1993. The higher cash usage resulted mainly from the funding of benefit plans, which is included in the change in noncurrent assets and liabilities on the Consolidated Statement of Cash Flows. This increase was partially offset by lower working capital levels and higher net income in the U.S. The favorable change in cash provided by discontinued operations of $26.3 million was primarily due to the 1993 payment of an arbitration settlement and related expenses.


Capital Resources

    Total debt increased $164.6 million to $358.7 million at June 30, 1994 from $194.1 million at December 31, 1993 principally due to normal seasonal working capital requirements during the first six months of 1994 and borrowings related to the stock repurchase program. Total debt at June 30, 1994 was $358.7 million compared to $350.3 million at June 30, 1993.

    At June 30, 1994, the Company had two revolving credit agreements totaling $600 million. The credit agreements contain covenants that include requirements for minimum net worth, as defined, interest coverage and maximum borrowings. One of the agreements also allows the Company to use borrowings for the purchase of Avon stock. These agreements supported the Company's commercial paper borrowings of $95.1 million at June 30, 1994. There were no borrowings under these agreements during the second quarter of 1994.

    At June 30, 1994, the Company had bankers' acceptance facilities available of $197.0 million with various banks. At June 30, 1994, there were $7.5 million of borrowings under these facilities. In addition, at June 30, 1994, the Company had $29.2 million of borrowings from various banks under uncommitted lines of credit.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



In addition, the proceeds from the anticipated sale of Giorgio will be used to reduce debt and support the ongoing stock repurchase program.


Financial Instruments

    The Company may use interest rate swaps solely to hedge portions of its interest expense thereby allowing the Company to establish fixed or variable interest rates for its outstanding debt. Currently and over the recent past, the Company has elected to use interest rate swaps to establish fixed rates on its long-term debt. The Company closely monitors market conditions and, if in a variable position, may also use interest rate caps whereby it obtains protection if interest rates rise above a defined level. As of June 30, 1994, the Company's long-term debt has been hedged to a net fixed interest rate position through the use of interest rate swap contracts and the Company has interest rate caps on a portion of its short-term debt. The Company attempts to minimize its credit exposure to counterparties by entering into contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation.

    The Company may hedge foreign currency royalties and dividends from its international subsidiaries and other foreign currency transactions. The Company may also hedge equity investments in foreign subsidiaries or contractual foreign currency cash flows or obligations. The Company's hedges are comprised of over-the-counter forward contracts or options with major international financial institutions to buy or sell foreign currencies primarily against the U.S. Dollar. As foreign currency exchange rates change, the resulting gains or losses on foreign exchange contracts are offset by gains or losses on the underlying foreign currency exposures. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.


Working Capital

    As of June 30, 1994, excluding net assets of discontinued operations, current liabilities exceeded current assets by $108.1 million compared with current assets, excluding net assets of discontinued operations, exceeding current liabilities by $4.3 million at the end of 1993. The decline from December 1993 reflects a decrease in cash and equivalents and an increase in debt maturing within one year, partially offset by higher investments in working assets (current assets excluding cash and equivalents and net assets of discontinued operations), most significantly inventory, which reflects the seasonal pattern of Avon's operations. The increase in inventory is also due to the introduction of new and higher-priced product lines and higher sales volume in the U.S., continued business expansion in the Pacific Rim markets, higher sales volume in Argentina and sales shortfalls in most European markets, most notably Germany.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    Although current liabilities exceeded current assets, excluding net assets of discontinued operations, at June 30, 1994, management believes it highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its adequate unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital. Avon is in compliance with all financial covenants.

                              AVON PRODUCTS, INC.




                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

    As mentioned in the Form 10-Q for the quarter ended March 31, 1994, on May 11, 1994, the DuPont patent case was argued before the Missouri Court of Appeals, Eastern District. A decision is expected during this year, see
Note 8 - Contingencies.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit
         Number                         Description

          11.1 --Statement re computation of primary income (loss) per share.

          11.2 --Statement re computation of fully diluted income (loss) per share.


  (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the second quarter of 1994.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AVON PRODUCTS, INC.
                                 (Registrant)


Date:  August 12, 1994       By /s/     ROBERT J. CONOLOGUE
                             ------------------------------
                                        Robert J. Conologue
                                   Group Vice President and Controller
                                   Principal Accounting Officer


                             Signed both on behalf of the registrant
                             and as principal accounting officer.