Form 10-Q
period 1994-09-30
AVON PRODUCTS INC
filed 1994-11-14
CIK 8868

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1994

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


Yes  X    No ___



The number of shares of Common Stock (par value $.50) outstanding at October 31, 1994 was 69,597,425.

                               Table of Contents



                        Part I.  Financial Information


                                                                      Page
                                                                     Numbers

Item 1.  Financial Statements

         Consolidated Statement of Income
           Three Months Ended September 30, 1994 and
             September 30, 1993                                         3

           Nine Months Ended September 30, 1994 and
             September 30, 1993                                         4

         Consolidated Balance Sheet
           September 30, 1994 and December 31, 1993                     5

         Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1994 and
             September 30, 1993                                         6

         Notes to Consolidated Financial Statements                     7-11



Item 2.  Management's Discussion and Analysis of the
           Results of Operations and Financial Condition               12-19







                          Part II.  Other Information


Item 1.  Legal Proceedings                                                20

Item 6.  Exhibits and Reports on Form 8-K                                 20

Signatures                                                                21

                        PART I.  FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share data)


                                                         Three months ended
                                                            September 30
                                                         ------------------
                                                         1994          1993
                                                         ----          ----
                                                            (unaudited)

Net sales........................................... $1,009.8        $911.3
                                                     --------        ------
Costs, expenses and other:
Cost of sales.......................................    392.9         355.5
Marketing, distribution and administrative expenses.    515.2         471.9
Interest expense....................................     11.2          11.6
Interest income.....................................     (2.0)         (3.9)
Other expense, net..................................     11.9           2.6
                                                     --------        ------
  Total costs, expenses and other...................    929.2         837.7
                                                     --------        ------
Income from continuing operations before taxes and
  minority interest.................................     80.6          73.6
Income taxes........................................     28.7          25.8
                                                     --------        ------
Income from continuing operations before minority
  interest..........................................     51.9          47.8
Minority interest...................................      (.6)          (.2)
                                                     --------        ------
Income from continuing operations...................     51.3          47.6
Discontinued operations, net........................       --           6.4
                                                     --------        ------
Net income.......................................... $   51.3        $ 54.0
                                                     ========        ======
Income per share:
  Continuing operations............................. $    .73        $  .66
  Discontinued operations, net......................       --           .09
                                                     --------        ------
Net income.......................................... $    .73        $  .75
                                                     ========        ======

Average shares outstanding..........................    70.17         72.07
                                                     ========        ======

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share data)

                                                           Nine months ended
                                                              September 30
                                                           -----------------
                                                           1994         1993
                                                           ----         ----
                                                              (unaudited)

Net sales............................................. $2,903.0     $2,639.6
                                                       --------     --------
Costs, expenses and other:
Cost of sales.........................................  1,134.4      1,019.3
Marketing, distribution and administrative expenses...  1,473.9      1,356.5
Interest expense......................................     40.9         33.2
Interest income.......................................    (17.0)       (19.0)
Other expense, net....................................     19.1         22.3
                                                       --------     --------
  Total costs, expenses and other.....................  2,651.3      2,412.3
                                                       --------     --------
Income from continuing operations before taxes,
  minority interest and cumulative effect of
  accounting changes..................................    251.7        227.3
Income taxes..........................................     95.4         87.3
                                                       --------     --------
Income from continuing operations before minority
  interest and cumulative effect of accounting
  changes.............................................    156.3        140.0
Minority interest.....................................     (1.6)        (1.8)
                                                       --------     --------
Income from continuing operations before cumulative
  effect of accounting changes........................    154.7        138.2
Discontinued operations
  Income, net of taxes................................      1.2          6.0
  (Loss) on sale, net of taxes in 1993................    (25.0)       (10.0)
Cumulative effect of accounting changes, net of taxes.    (45.2)      (107.5)
                                                       --------     --------

Net income............................................ $   85.7     $   26.7
                                                       ========     ========
Income (loss) per share:
  Continuing operations............................... $   2.18     $   1.92
  Discontinued operations, net........................     (.34)        (.06)
  Cumulative effect of accounting changes.............     (.63)       (1.49)
                                                       --------     --------
Net income............................................ $   1.21     $    .37
                                                       ========     ========

Average shares outstanding............................    70.98        72.05
                                                       ========     ========

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                 September 30     December 31
                                                     1994            1993
                                                 ------------     -----------
                                                          (unaudited)
ASSETS
Current assets:
Cash and equivalents...........................  $   84.7        $  223.9
Accounts receivable............................     367.8           306.0
Inventories....................................     504.6           360.5
Prepaid expenses and other.....................     165.3           135.9
Net assets of discontinued operations..........        --            18.8
                                                 --------        --------
    Total current assets.......................   1,122.4         1,045.1
                                                 --------        --------

Property, plant and equipment, at cost.........   1,144.8         1,061.5
Less accumulated depreciation..................     625.0           585.3
                                                 --------        --------
                                                    519.8           476.2
                                                 --------        --------

Net assets of discontinued operations..........        --           136.2
Other assets...................................     312.8           261.2
                                                 --------        --------
    Total assets...............................  $1,955.0        $1,918.7
                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year..................  $  192.4        $   70.4
Accounts payable...............................     309.6           365.4
Accrued compensation...........................     104.0            62.7
Other accrued liabilities......................     220.7           203.3
Sales and other taxes..........................      83.1            94.9
Income taxes...................................     211.4           225.3
                                                 --------        --------
    Total current liabilities..................   1,121.2         1,022.0
                                                 --------        --------

Long-term debt.................................     121.3           123.7
Employee benefit plans.........................     369.3           295.1
Deferred income taxes..........................      30.1            30.5
Other liabilities..............................     135.7           133.4

Shareholders' equity:
Common stock...................................      43.3            43.3
Additional paid-in capital.....................     657.8           652.3
Retained earnings..............................     137.2           150.6
Translation adjustments........................    (168.0)         (175.3)
Treasury stock, at cost........................    (492.9)         (356.9)
                                                 --------        --------
    Total shareholders' equity.................     177.4           314.0
                                                 --------        --------
    Total liabilities and shareholders' equity.  $1,955.0        $1,918.7
                                                 ========        ========

The accompanying notes are an integral part of this statement.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                                          Nine months ended
                                                            September 30
                                                          -----------------
                                                          1994         1993
                                                          ----         ----
                                                              (unaudited)
Cash flows from operating activities:
Net income............................................ $  85.7      $  26.7
Adjustments to reconcile net income to net cash
  (used) by operating activities:
    Cumulative effect of accounting changes...........    45.2        107.5
    Discontinued operations, net......................    23.8          4.0
    Payments for restructuring costs..................    (3.5)       (24.7)
    Depreciation and amortization.....................    41.3         42.6
    Provision for doubtful accounts...................    42.3         34.7
    Translation (gains) losses........................   (10.4)        14.0
    Deferred income taxes.............................     (.4)         3.8
    Other.............................................    18.8          4.7
    Changes in assets and liabilities:
      Accounts receivable.............................  (132.1)      (117.2)
      Inventories.....................................  (140.6)      (132.0)
      Prepaid expenses and other......................   (27.5)       (32.8)
      Accounts payable and accrued liabilities........    18.6         26.2
      Income and other taxes..........................   (18.1)       (15.0)
      Noncurrent assets and liabilities...............   (39.4)        14.9
                                                       -------      -------
Net cash (used) by continuing operations..............   (96.3)       (42.6)
Net cash (used) by discontinued operations............    (2.0)       (31.1)
                                                       -------      -------
Net cash (used) by operating activities...............   (98.3)       (73.7)
                                                       -------      -------
Cash flows from investing activities:
Capital expenditures..................................   (60.8)       (39.6)
Disposal of assets....................................     4.4         16.2
Acquisition of minority interest in subsidiary stock..      --         (5.1)
Proceeds from sale of Giorgio Beverly Hills, Inc......   150.0           --
                                                       -------      -------
Net cash provided (used) by investing activities......    93.6        (28.5)
                                                       -------      -------
Cash flows from financing activities:
Cash dividends........................................  (106.3)       (92.3)
Debt, net (maturities of three months or less)........   112.8        157.1
Proceeds from short-term debt.........................    23.3         21.2
Retirement of short-term debt.........................    (9.7)       (10.8)
Retirement of long-term debt..........................   (12.0)       (37.7)
Repurchases of common stock...........................  (137.2)         (.4)
Proceeds from exercise of stock options, net of taxes.      .6           .8
                                                       -------      -------
Net cash (used) provided by financing activities......  (128.5)        37.9
                                                       -------      -------
Effect of exchange rate changes on cash...............    (6.0)        (9.3)
                                                       -------      -------
Net decrease in cash and equivalents..................  (139.2)       (73.6)
Cash and equivalents beginning of period..............   223.9        141.6
                                                       -------      -------
Cash and equivalents end of period.................... $  84.7      $  68.0
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


2.  DISCONTINUED OPERATIONS

    During the third quarter of 1994, the Company completed the sale of Giorgio Beverly Hills, Inc. ("Giorgio"), its remaining retail business and received $150.0 in cash. During the second quarter of 1994, the Company recorded a loss of $25.0 on the sale. Since the Company has excess capital loss carryforwards, no tax benefits have been recognized on the loss. The sale is subject to adjustment, if any, for customary closing conditions.

    Giorgio's operating results are segregated and reported as income from discontinued operations through the measurement date of June 30, 1994 in the accompanying consolidated financial statements. Prior period financial statements have been reclassified to conform to the current year presentation.

    Amounts included in income from discontinued operations for Giorgio are summarized below:

                                                           Nine months ended
                                                             September 30
                                                           -----------------
                                                           1994         1993
                                                           ----         ----
    Net sales............................................ $58.1       $108.7

    Income before taxes..................................   2.0         10.9

    Net income...........................................   1.2          6.0


    The nine months ended September 30, 1994 represent the net sales and income through the measurement date of June 30, 1994.

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)



    Assets and liabilities of Giorgio, reported as net assets of discontinued operations as of December 31, 1993, are summarized below:

                                                                 December 31
                                                                    1993
                                                                 -----------

    Current assets............................................    $ 55.5
    Goodwill..................................................     134.4
    Other noncurrent assets...................................       4.4
                                                                  ------
        Total assets                                               194.3
                                                                  ------
    Current liabilities.......................................      36.7
    Long-term liabilities.....................................       2.6
                                                                  ------
        Total liabilities.....................................      39.3
                                                                  ------
    Net assets of discontinued operations.....................    $155.0
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

    The proforma effect for the change in accounting for the deferred internal systems development costs for the three and nine months ended September 30, 1993, had the accounting change been adopted effective January 1, 1993, would not have been significant.

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

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)



4.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash (used) by continuing operations" includes the following cash payments for interest and income taxes:

                                                          Nine months ended
                                                            September 30
                                                          -----------------
                                                          1994         1993
                                                          ----         ----

   Interest............................................ $ 32.9       $ 19.7
   Income taxes, net of refunds received...............  106.1        105.7


5.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. Dilution that could result from the exercise of stock options is not material for the three and nine months ended September 30, 1994 and 1993, and accordingly, income per share assuming full dilution has not been presented.


6.  INVENTORIES
                                               September 30      December 3l
                                                   1994             1993
                                               ------------      -----------

     Raw materials............................       $139.9           $117.8
     Finished goods...........................        364.7            242.7
                                                     ------           ------
                                                     $504.6           $360.5
                                                     ======           ======


7.  DIVIDENDS

    Cash dividends paid per share of common stock were $.50 and $1.40 for the three and nine months ended September 30, 1994, respectively, and $.45 and $1.25 for the corresponding 1993 periods. On August 2, 1994, Avon increased the regular quarterly dividend on common shares from $.45 to $.50, increasing the annual rate to $2.00 per share from $1.80 per share. The first quarterly dividend at the new rate of $.50 was paid on September 1, 1994.


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

    In June 1988, Mallinckrodt, Inc. ("Mallinckrodt") and International Minerals & Chemical Corporation ("IMC"), now known as Mallinckrodt Group Inc., filed a lawsuit against Avon in the St. Louis Missouri City Circuit Court arising from Avon's sale of Mallinckrodt to IMC in 1986. The suit alleged that a certain patent dispute and a settlement, referred to as the DuPont patent case, various environmental claims and numerous other lawsuits and claims are contingent liabilities covered by an indemnification given by Avon in connection with the sale of Mallinckrodt. In October 1991, the Missouri Supreme Court affirmed the Circuit Court's decision that Avon has the obligation to indemnify IMC and Mallinckrodt in connection with the DuPont patent case, but remanded the matter for a trial on the damages, if any, suffered by the parties. On July 27, 1992, a jury returned a verdict in the DuPont patent case for $16.0, and a judgment for that amount plus approximately $6.5 interest was entered. On August 11, 1992, IMC and Mallinckrodt filed post-trial motions, including a motion for a judgment notwithstanding the verdict or, in the alternative, a motion for a new trial. On November 5, 1992, the St. Louis Missouri City Circuit Court granted IMC's and Mallinckrodt's motion for a judgment notwithstanding the verdict and directed a verdict for plaintiffs in the amount of $27.1 plus interest. As of November 5, 1992, the interest amounted to approximately $11.7. Avon, IMC and Mallinckrodt have appealed this decision. This issue was argued before the Missouri Court of Appeals, Eastern District on May 11, 1994. On November 8, 1994, the Court of Appeals overturned the judgment notwithstanding the verdict and ordered a new trial. Subject to possible further judicial review, a retrial is expected during 1995. Pre-trial proceedings and discovery activities are ongoing with respect to the environmental and general litigation portions of the case.

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

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)



    The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to Avon cannot currently be determined with certainty. The reserves for such contingencies, at September 30, 1994, which are recorded gross without anticipation of insurance recoveries or other third party recoveries, if any, have been estimated by Avon's management based on its review of currently known facts and circumstances at September 30, 1994. In the opinion of Avon's management, based on its review of the preliminary information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at September 30, 1994 should not have a material adverse impact on Avon's consolidated financial position or results of operations, based on the current levels of such amounts. However, this difference, if any, could have a material effect on results of operations in a future period when resolved.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



ITEM 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition

Results of Operations--Three Months Ended September 30, 1994 and 1993.

Consolidated

    Avon's net income for the three months ended September 30, 1994 of $51.3 million, or $.73 per share, decreased 5 percent and 3 percent, respectively, from net income of $54.0 million, or $.75 per share, in the comparable period of 1993. The 1993 results for the third quarter include net income of $6.4 million, or $.09 per share, for discontinued operations relating to Giorgio Beverly Hills, Inc. ("Giorgio").


Continuing Operations

    Income from continuing operations for the three months ended September 30, 1994 was $51.3 million, an 8 percent increase over the comparable period of 1993. Income per share from continuing operations increased 11 percent to $.73 from $.66 in 1993. Pretax income of $80.6 million increased 10 percent due to higher sales and an improved operating expense ratio. These favorable results were partially offset by a 1993 gain on the sale of a non-operating investment and lower interest income. Income from continuing operations was further reduced by a higher effective tax rate (35.6 percent versus 35.1 percent in 1993). The lower 1993 rate is primarily due to the use of capital loss carryforwards to offset the gain on the sale of a non-operating investment in 1993 and a favorable adjustment to net deferred tax benefits resulting from a change in the U.S. statutory tax rate in 1993.

    Net sales for the three months ended September 30, 1994 of $1.0 billion increased $98.5 million, or 11 percent, over the comparable period of the prior year. The increase was primarily due to higher international sales as a result of unit growth and sales of higher-priced products in Brazil and Argentina; unit growth in most Pacific Rim markets and the favorable exchange rate impact of most European currencies against the U.S. dollar. The U.S. also had higher sales reflecting increases in the number of Representative orders and in average order size. These improvements were partially offset by lower sales in Japan and Venezuela due to declines in units sold.

    Cost of sales as a percentage of sales was 38.9 percent in the third quarter of 1994 compared to 39.0 percent in the third quarter of 1993. The small increase in gross margin was primarily due to significant improvement in Brazil, resulting from significant improvement in the economy, partially offset by increased sales in the lower margin casual clothing and intimate apparel ("apparel") line in the U.S. and lower margins in most European markets.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



    Marketing, distribution and administrative expenses of $515.2 million increased $43.3 million, or 9 percent, over the comparable period of 1993 but decreased as a percentage of sales to 51.0 percent from 51.8 percent in 1993. The higher expenses are associated with sales increases in Brazil, the U.S., and Argentina, expansion in China, and an increase in government mandated benefits as well as higher investments for field and merchandising programs in Germany. The improved operating expense ratio resulted primarily from the significant sales increases in Brazil and the U.S. with proportion-ately lower increases in expenses. This improvement was partially offset by the increased expenses in Germany.

    Interest expense was level with the comparable period of 1993. Interest income decreased $1.9 million primarily due to lower average cash balances in Brazil.

    Other expense, net, increased $9.3 million from the prior year period primarily due to the 1993 gain on sale of a non-operating investment.


United States

    Net sales increased 7 percent reflecting a 4 percent increase in the number of Representative orders and a 3 percent increase in average order size. The sales improvement reflects the success of the apparel line introduced late in the first quarter of 1994 as well as a strong increase in sales of color cosmetics. Pretax income increased 32 percent over the prior year period due to the sales increase and an improved operating expense ratio. The improved operating expense ratio resulted from lower marketing-related expenses, primarily advertising, as well as expense savings resulting from the 1992 restructuring program. These improvements were partially offset by a lower gross margin due to increased sales of the lower margin apparel line. As a result of the improved operating results for the first nine months of 1994, the Company is planning to make additional expenditures for marketing, customer service and upgrading systems during the fourth quarter of 1994.


International

    Net sales increased 13 percent over the comparable period of 1993 and pretax income increased 19 percent. The sales increase was primarily due to strong unit growth and sales of higher-priced products in Brazil and Argentina, increased units sold in the Pacific Rim markets and the favorable exchange rate impact of most European currencies against the U.S. dollar. These improvements were partially offset by unit declines in Japan, which were partially offset by increased sales of higher-priced products and a stronger yen. In addition, there were lower sales in Venezuela due to economic instability that has restrained consumer demand; and unit declines in the U.K., which were partially offset by increased sales of higher-priced products. The increase in pretax income reflects sales, gross margin and

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



operating expense ratio improvements in Brazil resulting from a significant improvement in the economy and the benefit of a higher number of active Representatives compared with the prior year, higher sales in Argentina as well as unit growth in the Pacific Rim markets. The improved economic environment in Brazil is attributed to the government's new economic program which became effective in July 1994. This program has had the impact of significantly lowering the inflation rate and improving consumer purchasing confidence. The increases were partially offset by higher expenses in Germany resulting from an increase in government mandated benefits and increased field and merchandising programs. In addition, pretax income was unfavorably impacted by unit sales declines in the U.K., lower sales and a higher expense ratio in Venezuela and higher operating expenses in China, mainly related to market expansion.


Discontinued Operations

    During the third quarter of 1994, Avon completed the sale of Giorgio.
As a result, Giorgio's net income of $6.4 million, or $.09 per share, for the three months ended September 30, 1993, have been reported as discontinued operations. Giorgio's results for 1994 have not been included after the June 30, 1994 measurement date. The sale is subject to adjustment, if any, for customary closing conditions.


Results of Operations--Nine Months Ended September 30, 1994 and 1993.

Consolidated

    Avon's net income for the nine months ended September 30, 1994 of $85.7 million, or $1.21 per share, includes a loss for discontinued operations of $23.8 million, or $.34 per share, and a charge for accounting changes of $45.2 million, or $.63 per share. The 1994 loss from discontinued operations relates to the sale of Giorgio. The charge for accounting changes is for the cumulative effect of changes in accounting principles for the following: postemployment benefits (FAS No. 112) of $28.9 million; postretirement benefits (FAS No. 106) for foreign benefit plans of $8.0 million; and costs related to the development of information systems of $8.3 million. Effective in the first quarter of 1994, internal information systems development costs are being expensed as incurred, rather than deferred and amortized over future periods.

    Net income for the first nine months of 1993 was $26.7 million, or $.37 per share, which included a net charge for the cumulative effect of changes in accounting principles of $107.5 million, or $1.49 per share, for postretirement benefits (FAS No. 106) for U.S. plans and income taxes
(FAS No. 109) and a net charge for discontinued operations of $4.0 million, or $.06 per share.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Continuing Operations

    Income from continuing operations before cumulative effect of accounting changes for the nine months ended September 30, 1994 was $154.7 million, a 12 percent increase over the comparable period of 1993. Income per share from continuing operations increased 14 percent to $2.18 from $1.92 in the comparable period last year. Pretax income of $251.7 million increased 11 percent due to higher overall sales and an improved operating expense ratio. These favorable results were partially offset by higher interest expense, mainly in Brazil, and a lower gross margin. Net income was further improved by a lower effective tax rate in 1994 (37.9 percent versus 38.4 percent in 1993) resulting primarily from the mix of both international and domestic income, as well as varying tax rates and income levels of international subsidiaries.

    Net sales for the nine months ended September 30, 1994 were $2.9 billion, a $263.4 million, or 10 percent, increase over the comparable period of last year. The sales increase was primarily due to higher sales in the U.S., reflecting an increase in average order size; higher sales in all markets in the Americas except Venezuela; increased units sold in all Pacific Rim markets; and sales of higher-priced products and the favorable impact of exchange in Japan. These improvements were partially offset by lower sales in Venezuela, lower units sold and sales of lower-priced products in Germany and France as well as the unfavorable impact of exchange rate fluctuations of most European currencies against the U.S. dollar.

    Cost of sales as a percentage of sales was 39.1 percent in 1994 compared to 38.6 percent in 1993. The decline in gross margin was primarily due to increased sales of the lower margin apparel line in the U.S. and increased sales of the lower margin home product category in Mexico. The decline was partially offset by improved gross margins in Brazil and Japan resulting from a shift in the sales mix to higher margin items.

    Marketing, distribution and administrative expenses of $1.5 billion increased 9 percent over the comparable period of 1993, but decreased as a percentage of sales to 50.8 percent from 51.4 percent. The higher expense level reflects sales-related increases in the U.S., Argentina, Mexico, Brazil and the Pacific Rim markets; higher expenses for market expansion in the Pacific Rim, most significantly China; and higher distribution, selling and marketing expenses in Mexico to strengthen competitive position. The improvement in the operating expense ratio was primarily due to the sales increases in the U.S. and Argentina, partially offset by the increased expenses in Mexico and the Pacific Rim markets and the lower sales in Venezuela and Germany.

    Interest expense increased $7.7 million from the comparable period of last year primarily due to higher short-term debt levels in Brazil to fund working capital needs. Interest income was $2.0 million lower than the comparable period of 1993 due to lower average cash balances in Brazil.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)





    Other expense, net, of $19.1 million decreased $3.2 million from the comparable period of 1993, primarily due to lower net foreign exchange losses in Brazil, which were partially offset by the 1993 gain on sale of a non-operating investment.


United States

    Net sales increased 11 percent reflecting an 8 percent increase in Representative average order size and a 3 percent increase in the number of Representative orders. The sales improvement reflects the introduction of the new apparel line in 1994, as well as increases in most major product categories. Pretax income increased 35 percent, primarily due to the sales increase and a favorable operating expense ratio due to lower marketing-related expenses, primarily advertising, and expense savings resulting from the 1992 restructuring program. These favorable results were partially offset by a lower gross margin due to the introduction of the lower margin apparel line.


International

    Net sales and pretax income increased 10 percent and 8 percent, respect-ively, over the comparable period of 1993. The increase in sales reflects the sale of higher-priced products in Brazil and Argentina and increased units sold in Mexico, Argentina and all Pacific Rim markets. These favorable results were partially offset by lower sales throughout most Western European markets, mainly as a result of the strengthening of the dollar against most currencies and lower unit volume in Venezuela and Germany. The increase in pretax income reflects the overall sales growth; higher gross margins in Brazil and Japan due to shifts in product mix to higher margin products, as well as the favorable impact of exchange; and an improved operating expense ratio in Spain primarily due to higher sales, lower marketing expenses and continued expense savings from the 1992 restructuring program. These improvements were partially offset by sales-related shortfalls in Germany and France; lower unit sales and currency fluctuations in Venezuela; and higher expenses in the Pacific Rim markets primarily for expansion in China as part of a long-term growth strategy.


Discontinued Operations

    As a result of the sale of Giorgio, as previously discussed, the nine months ended September 30, 1994 included a net loss from discontinued operations of $23.8 million, or $.34 per share. This reflects a loss of $25.0 million on the sale, partially offset by Giorgio's net earnings of $1.2 million for the six months to the measurement date.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    The nine months ended September 30, 1993 included a net loss from discontinued operations of $4.0 million after tax, or $.06 per share. This reflects a loss of $10.0 million for the final settlement and related expenses in an arbitration proceeding related to a business previously sold, partially offset by Giorgio's net earnings of $6.0 million for the nine months.


Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, net cash usage was $253.6 million in the first nine months of 1994 compared with $203.4 million in the comparable period of 1993. The higher cash usage reflects an increase of $136.8 million for the repurchase of common stock, $21.2 million of higher capital expenditures, $14.0 million in higher dividend payments, as well as higher cash used by operations. These increases were partially offset by $150.0 million of proceeds from the sale of Giorgio. During the first nine months of 1994, the Company purchased approximately 2,287,000 shares of common stock for $132.0 million under the stock repurchase program and acquired approximately 88,000 shares issued under the 1991 Long-Term Incentive Plan.

    For the first nine months of 1994, cash used by continuing operations was $96.3 million compared with $42.6 million in 1993. The higher cash usage resulted mainly from the funding of benefit plans, which is included in the change in noncurrent assets and liabilities on the Consolidated Statement of Cash Flows and higher working capital levels. This increase was partially offset by higher net income, primarily in the U.S. The favorable change in cash provided by discontinued operations of $29.1 million was primarily due to the 1993 payment of an arbitration settlement and related expenses.


Capital Resources

    Total debt increased $119.6 million to $313.7 million at September 30, 1994 from $194.1 million at December 31, 1993, principally due to normal seasonal working capital requirements during the first nine months of 1994 and borrowings related to the stock repurchase program. Total debt at September 30, 1994 was $37.5 million lower than total debt of $351.2 million at September 30, 1993. This decrease was primarily due to the proceeds from the sale of Giorgio, partially offset by higher borrowings for working capital requirements and for the stock repurchase program.

    At September 30, 1994, the Company had two revolving credit agreements totalling $600 million. The credit agreements contained covenants that included requirements for minimum net worth, as defined, interest coverage and maximum borrowings. One of the agreements also allowed the Company to use borrowings for the purchase of Avon stock. These agreements supported the Company's commercial paper borrowings of $30 million at September 30, 1994.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



There were no borrowings under these agreements during the third quarter of 1994.

    At September 30, 1994, the Company had bankers' acceptance facilities available of $171.0 million with various banks. At September 30, 1994, there were no borrowings under these facilities. In addition, at September 30, 1994, the Company had $47.9 million of borrowings from various banks under uncommitted lines of credit.

    In October 1994, the Company entered into a five year, $600 million revolving credit and competitive advance facility agreement with various banks. This facility replaces the two revolving credit facilities totalling $600 million. Within this facility, the Company is able to borrow, on an uncommitted basis, up to $200 million in various foreign currencies. The new $600 million facility is primarily to be used to finance working capital, to provide support for the issuance of commercial paper and to support the stock repurchase program. The new facility contains a covenant for interest coverage, as defined.

    Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs. It is also currently anticipated that existing debt maturing over the next five years will be paid without refinancing.

Financial Instruments

    The Company may use interest rate swaps solely to hedge portions of its interest expense thereby allowing the Company to establish fixed or variable interest rates for its outstanding debt. Currently and over the recent past, the Company has elected to use interest rate swaps to establish fixed rates on its long-term debt. The Company closely monitors market conditions and, if in a variable position, may also use interest rate caps whereby it obtains protection if interest rates rise above a defined level. As of September 30, 1994, the Company's long-term debt has been hedged to a net fixed interest rate position through the use of interest rate swap contracts and the Company has interest rate caps on a portion of its short-term debt. The Company attempts to minimize its credit exposure to counterparties by entering into contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation.

    As of September 30, 1994, the Company has three interest rate swap agreements on the 6-1/8% Deutsche Mark Notes ("Notes"). Each agreement has a notional principal amount of $100.0 million. The interest rate on the Notes is fixed at 10.3% through November 7, 1994, and at 1.4 percentage points above one-month LIBOR from November 8, 1994 to May 6, 1998, the date of maturity. One of the swap agreements related to these Notes has original terms of ten years and one month; one of the swap agreements has an original term of four years and eight months; and the third has an original term of two years and eleven months. Two of the agreements expire May 6, 1998 and the third on November 7, 1994.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    During 1993, Avon received $16.6 million from the sale of interest rate swap contracts on the Deutsche Mark Notes. This gain was deferred. In 1990, the gain on certain interest rate swap agreements related to the Swiss Franc Bonds was also deferred. These deferred gains are being amortized over the remaining terms of the swap agreements. The unamortized balance as of September 30, 1994 totalled $12.7 million.

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

    Non-performance of the counterparties to currency and interest rate swap agreements in a net receivable position would result in a write-off of $2.1 million at September 30, 1994. In addition, there are other swap agreements in a net payable position at September 30, 1994 of $5.1 million. Each agreement provides for the right of offset between counterparties to the agreement.


Working Capital

    As of September 30, 1994, working capital was $1.2 million compared with $4.3 million at the end of 1993, excluding, net assets of discontinued operations. The decline from December 1993 reflects a decrease in cash and equivalents and an increase in debt maturing within one year, partially offset by higher investments in working assets (current assets excluding cash and equivalents and net assets of discontinued operations), most significantly inventory, which reflects the seasonal pattern of Avon's operations. The increase in inventory is also due to the introduction of new and higher-priced product lines and higher sales volume in the U.S., continued business expansion in the Pacific Rim markets, higher sales volume in Argentina and Brazil and sales shortfalls in most Western European markets, most notably Germany and the United Kingdom.

    Working capital at September 30, 1994 was $109.3 million higher than at June 30, 1994, when current liabilities exceeded current assets, excluding net assets of discontinued operations by $108.1 million. The improvement reflects a decrease in debt maturing within one year primarily as a result of the use of proceeds from the sale of Giorgio.

                              AVON PRODUCTS, INC.




                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

    On November 8, 1994, the Missouri Court of Appeals, Eastern District overturned the judgment notwithstanding the verdict on the DuPont patent case and ordered a new trial. Subject to possible further judicial review, a retrial is expected during 1995, see Note 8 - Contingencies.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit
         Number                         Description

           4.1 --Revolving Credit and Competitive Advance Facility Agreement, dated as of October 5, 1994, among Avon Products, Inc., Avon Capital Corporation and a group of banks and other lenders.

          10.1 --Employment Agreement, dated as of September 1, 1994, between Avon Products, Inc. and Edward J. Robinson.

          10.2 --Form of Employment Agreement, dated as of September 1, 1994, between Avon Products, Inc. and certain senior officers.

          11.1    --Statement re computation of primary income per share.

          11.2 --Statement re computation of fully diluted income per share.

          27      --Financial Data Schedule - Included as part of the
                    electronically filed Form 10-Q only.

  (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the third quarter of 1994.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AVON PRODUCTS, INC.
                                 (Registrant)


Date:  November 11, 1994     By /s/     ROBERT J. CONOLOGUE
                             ------------------------------
                                        Robert J. Conologue
                                   Group Vice President and Controller
                                   Principal Accounting Officer


                             Signed both on behalf of the registrant
                             and as principal accounting officer.