Form 10-K
AVON PRODUCTS INC
filed 1995-03-27
CIK 8868

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [x] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994

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

    The aggregate market value of Common Stock (par value $.50) held by non-affiliates at February 28, 1995 was $3.9 billion.

    The number of shares of Common Stock (par value $.50) outstanding at February 28, 1995 was 68,658,266.

                      Documents Incorporated by Reference

Parts I and II       --Portions of the 1994 Annual Report to Shareholders.
Part III             --Portions of the Proxy Statement for the 1995 Annual
                           Meeting of Shareholders.

                                    PART I


ITEM 1. BUSINESS

    Avon Products, Inc. ("Avon" or "Company") is one of the world's leading manufacturers and marketers of beauty and related products, which include cosmetic, fragrance and toiletry; gift and decorative; apparel; and fashion jewelry and accessories. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and pretax income from operations by geographic area on page 26 in Avon's 1994 Annual Report to Shareholders. During 1994, Avon sold Giorgio Beverly Hills, Inc. ("Giorgio"), its remaining retail business. For further discussion, see Discontinued Operations section included herein, and Note 3 of the Notes to the Consolidated Financial Statements on page 40 in Avon's 1994 Annual Report to Shareholders.

    Avon's direct selling business consists of the U.S. and International operations. Sales are made directly to consumers principally through Avon Representatives throughout the world. Although some of the products offered internationally may vary by market, most are substantially the same as those marketed domestically.

Distribution

    Avon's products are sold worldwide by approximately 1.9 million Repre-sentatives, approximately 440,000 of whom are in the United States. Almost all Representatives are women who sell on a part-time basis. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them directly to their customers.

    The Company's products are sold to customers through a combination of direct selling and marketing utilizing independent Representatives, the mail, by phone or fax. Representatives go where the customers are, either in the home or in the workplace. Representatives may sell in a territory, which typically averages 100 homes in the United States and from 100 to 150 homes in other countries. Representatives in the United States have the opportunity to take responsibility for sales in larger areas. Representatives also sell in offices, factories, schools and hospitals.

    In the United States, the Representative contacts customers, selling primarily through the use of brochures which also highlight new products and specially priced items for each two-week sales campaign. Product samples, demonstration products, make-up color charts and catalogs are also used. Generally the Representative forwards an order every two weeks to a designated distribution center. This order is processed and the products are assembled at the distribution center and delivered to the Representative's home, usually by a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for their own account. Payment by the Representative to Avon is customarily made when the next order is forwarded to the distribution center. The cost of merchandise to the Representative varies according to the total order size for each two-week sales campaign and averages approximately 60 percent of the recommended selling price.

    In order to increase support of the Representative in the United States and allow them to run their business more efficiently as well as to improve order processing accuracy, Avon has implemented certain electronic order systems technology. One of these systems permits Avon Representatives to submit add-on orders with a touch-tone telephone, enabling them to augment orders already submitted by placing a phone call. Another system, Avon's Personal Order Entry Terminal, permits approximately 20,000 top-producing Representatives in the United States to transmit orders electronically by phone line, 24 hours a day, seven days a week.

    Outside the United States, each sales campaign is generally of a three or four week duration. Although terms of payment and cost of merchandise to the Representative vary from country to country, the basic method of direct selling and marketing by Representatives is essentially the same as that used in the United States, and substantially the same merchandising and promotional techniques are utilized.

    The recruiting and training of Representatives are the primary responsibility of district managers. In the United States, each district manager has responsibility for a market area covered by 225 to 300 Representatives. District managers are employees of Avon and are paid a salary and a commission based on purchases of Avon products by Representatives in their district. Personal contacts, including recommendations from current Representatives and local advertising, constitute the primary means of
obtaining new Representatives.   Because of the high rate of turnover among
Representatives, a characteristic of the direct-selling method, recruiting and training of new Representatives are continually necessary.

    From time to time, the question of the legal status of Representatives has arisen, usually in regard to possible coverage under social benefit laws that would require Avon (and in most instances, the Representatives) to make regular contributions to social benefit funds. Although Avon has generally been able to address these questions in a satisfactory manner, the matter has not been fully resolved in all countries. If there should be a final determination adverse to Avon in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume of business of Avon in that country that it would have to consider discontinuing operations in that country.

Promotion and Marketing

    Sales promotion and sales development activities are directed toward giving selling assistance to the Representatives by making available sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, especially working women and other individuals who frequently are not at home, specially designed sales aids, promotional pieces, customer flyers and product and image enhancing media advertising are used. In addition, Avon seeks to motivate its Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the district manager. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

    A number of merchandising techniques, including the introduction of new products, the use of combination offers, the use of trial sizes and the promotion of products packaged as gift items, are used. In general for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered at special prices or are given particular prominence in the brochure. Cosmetic, fragrance and toiletry products are available each sales campaign at a constant low price, while maintaining introductory specials and periodic sales on selected items for limited time periods.

    From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency or duration of, or volume of sales resulting from new product introductions, special prices or other special price offers. The Company's pricing flexibility and broad product lines are expected to be able to mitigate the effect of these regulations.

Competitive Conditions

    The cosmetic, fragrance and toiletry; gift and decorative; apparel; and fashion jewelry and accessory industries are highly competitive. Avon is one of the leading manufacturers and distributors of cosmetics and fragrances in the United States. Its principal competitors are the large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. There are many other companies that compete in particular products or product lines sold through retail establishments.

    Avon has many competitors in the gift and decorative products industry in the United States, including retail establishments, principally department stores, gift shops and direct-mail companies, specializing in these products.

    Avon is one of the leading distributors of fashion jewelry and accessories for women in the United States. Its principal competition in the fashion jewelry industry consists of a few large companies and many small companies that manufacture and sell fashion jewelry for women through retail establishments.

    The number of competitors and degree of competition that Avon faces in its foreign cosmetics, fragrances, toiletries and fashion jewelry markets varies widely from country to country. Avon is one of the leading manufacturers and distributors in the cosmetics, fragrances and toiletries industry in most of its foreign markets, as well as in the fashion jewelry industry in Europe.

    There are a number of direct-selling companies which sell product lines similar to Avon's, some of which also have worldwide operations and compete with Avon, although none have comparable sales or income.

    Avon believes that the personalized customer service offered by Representatives; the high quality, attractive designs and reasonable prices of its products; new product introductions; and the guarantee of satisfaction are significant factors in establishing and maintaining its competitive position.

    Avon's consolidated net sales, by classes of principal products, are as follows:

                                                    Years ended December 31
                                                ------------------------------
                                                1994         1993         1992
                                                ----         ----         ----

                                                         (In millions)

Cosmetics, fragrances and toiletries......  $2,604.2     $2,375.2     $2,243.1
Gift and decorative.......................     769.2        663.6        683.3
Apparel...................................     480.3        350.0        296.9
Fashion jewelry and accessories...........     412.8        455.3        437.2
                                            --------     --------     --------
                                            $4,266.5     $3,844.1     $3,660.5
                                            ========     ========     ========

International Operations

    Avon's International operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

    Avon's International operations are conducted primarily through subsidiaries in 40 countries and Avon's products are distributed in some 80 other countries.

Manufacturing

    Avon manufactures and packages almost all of its cosmetic, fragrance and toiletry products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various suppliers. Packages, consisting of containers and packaging components, are designed by its staff of artists and designers.

    The design and development of new products are affected by the cost and availability of materials such as glass, plastics and chemicals. Avon believes that it can continue to obtain sufficient raw materials and supplies to manufacture and supply its products.

    Avon has eighteen manufacturing laboratories around the world, three of which are principally devoted to the manufacture of fashion jewelry. In the United States, Avon's cosmetic, fragrance and toiletry products are produced in three manufacturing laboratories for the four distribution centers located throughout the country. Most products sold in foreign countries are manufactured in Avon's facilities abroad.

    The fashion jewelry line is generally developed by Avon's staff and produced in its two manufacturing laboratories in Puerto Rico, and Avon's manufacturing laboratory in Ireland or by several independent manufacturers.

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


DISCONTINUED OPERATIONS

    During 1994, the Company sold Giorgio, its remaining retail business for cash of $150.0 million. The Company recorded a loss of $25.0 million on the sale. Since the Company has excess capital loss carryforwards, no tax benefits have been recognized on the loss. For further discussion, see Note 3 of the Notes to the Consolidated Financial Statements on page 40 to Avon's 1994 Annual Report to Shareholders.

    During 1993, Avon recorded a discontinued operations provision of $10.0 million after tax, or $.14 per share, for the final settlement and related expenses in an arbitration proceeding related to a business previously sold.

    During 1992, Avon recorded a discontinued operations provision of approximately $10.0 million principally for claims and litigation relating to businesses previously sold, which was offset by amounts recovered for notes and securities previously written off.

    Although Avon has completed its divestiture of all discontinued operations, it may be liable for various contingencies relating to, among other things, indemnifications given to the purchasers of certain discontinued operations. An indemnification, currently being litigated, covers a patent dispute, various environmental claims and numerous other lawsuits and claims. Due to the complex nature of these contingencies, the ultimate outcome and related total costs to Avon cannot currently be determined. For further discussion of the contingencies, see Note 13 of the Notes to the Consolidated Financial Statements and Item 3 of this report.


SEASONAL NATURE OF BUSINESS

    Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling cosmetics, fragrances and toiletries; gift and decorative products; and fashion jewelry. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were 32 percent and 31 percent of full year net sales in 1994 and 1993, respectively, and fourth quarter pretax income from continuing operations was 42 percent in 1994 and 1993.

RESEARCH ACTIVITIES

    Avon's research and development department is a leader in the industry, based on the number of new product launches, including formulating affordable, effective beauty treatments relevant to women's needs.

A team of researchers and technicians applies the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists supplements Avon's own research to deliver new formulas and ingredients. Each year, Avon researchers test and develop more than 600 products in the cosmetic, fragrance, toiletry and jewelry categories as well as analyze, evaluate and develop gift and decorative products.

    Avon has pioneered many innovative products, including Skin-So-Soft, its best-selling bath oil; BioAdvance, the first skin care product with stabilized retinol, the purest form of Vitamin A; and Collagen Booster, the premier product to capitalize on Vitamin C technology. Avon also introduced the benefits of aromatherapy to millions of American women, encapsulated color for the Color-Release line and introduced alpha-hydroxy acid for the Anew Perfecting Complex products.

    The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $27.9 million in 1994, $28.5 million in 1993 and $27.9 million in 1992. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of cosmetic, fragrance and toiletry products.


ENVIRONMENTAL MATTERS

    Pursuant to Avon's global environmental policy, environmental audits are conducted to ensure Avon facilities around the world meet or exceed local regulatory standards in such categories as waste disposal and air and water emissions. A corporate environmental operations committee ensures that opportunities for environmental performance improvements are reflected in our products and packaging.

    In general, compliance with environmental regulations which impact Avon's global operations has not had, and is not anticipated to have, any material effect upon the capital expenditures, financial position or competitive position of Avon. Reference is made to Item 3 of this report for additional information regarding environmental matters.

EMPLOYEES

    At December 31, 1994, Avon employed approximately 30,400 persons. Of these, approximately 7,900 were employed in the United States and approximate-ly 22,500 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases somewhat in December when Christmas shipments are completed.

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

    The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY; and the distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. International properties include three manufacturing laboratories, including a fashion jewelry manufacturing laboratory in Ireland, and eight distribution centers in Europe; five manufacturing laboratories and eleven distribution centers in Latin America; one manufacturing and one distribution center in Canada; and four manufacturing laboratories and nine distribution centers in the Pacific. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facilities in Puerto Rico. The manufacturing laboratory in Italy was sold in December 1994.

ITEM 3. LEGAL PROCEEDINGS

    Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. The most significant of these are described below.

    In 1991, a class action suit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"), alleging various contract and securities law claims relating to the PERCS (which were fully redeemed that year). Avon has rejected the assertions in this case, believes it has meritorious defenses to the claims and is vigorously contesting this lawsuit.

    In June 1988, Mallinckrodt, Inc. ("Mallinckrodt") and International Minerals & Chemical Corporation ("IMC"), now known as Mallinckrodt Group Inc., filed a lawsuit against Avon in the St. Louis Missouri City Circuit Court arising from Avon's sale of Mallinckrodt to IMC in 1986. The suit alleged that a certain patent dispute and a settlement, referred to as the DuPont patent case, various environmental claims and numerous other lawsuits and claims are contingent liabilities covered by an indemnification given by Avon in connection with the sale of Mallinckrodt. In October 1991, the Missouri Supreme Court affirmed the Circuit Court's decision that Avon has the obligation to indemnify IMC and Mallinckrodt in connection with the DuPont patent case, but remanded the matter for a trial on the damages, if any, suffered by the parties. On July 27, 1992, a jury returned a verdict in the DuPont patent case for $16.0 million, and a judgment for that amount plus approximately $6.5 million interest was entered. On August 11, 1992, IMC and Mallinckrodt filed post-trial motions, including a motion for a judgment notwithstanding the verdict or, in the alternative, a motion for a new trial. On November 5, 1992, the St. Louis Missouri City Circuit Court granted IMC's and Mallinckrodt's motion for a judgment notwithstanding the verdict and directed a verdict for plaintiffs in the amount of $27.1 million plus interest. As of November 5, 1992, the interest amounted to approximately $11.7 million. Avon, IMC and Mallinckrodt appealed this decision. This issue was argued before the Missouri Court of Appeals, Eastern District on May 11, 1994. On November 8, 1994, the Court of Appeals overturned the judgment notwithstanding the verdict and ordered a new trial. All possible further judicial review has now been exhausted and a retrial is expected during 1995. Pre-trial proceedings and discovery activities are ongoing with respect to the environmental and general litigation portions of the case.

    With respect to the environmental contingencies which constitute a part of the indemnification litigation, the total cost to Avon cannot be determined with certainty as a result of such factors as the preliminary status of information relating to the sites owned by the purchaser, the preliminary regulatory involvement, the unknown magnitude and timing of cleanup efforts, if any, to be undertaken by the purchaser or Mallinckrodt, the possibility of recoveries against other parties, the uncertainty of the success of Avon's defenses, and unasserted claims, if any. However, these factors have been assessed and will continue to be assessed by Avon in estimating reserves to be recorded in its consolidated financial statements.

    The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to Avon cannot currently be determined with certainty. The reserves for such contingencies at December 31, 1994, which are recorded gross without anticipation of insurance recoveries or other third-party recoveries, if any, have been estimated by Avon's management based on its review of currently known facts and circumstances at December 31, 1994. In the opinion of Avon's management, based on its review of the preliminary information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1994 should not have a material adverse impact on Avon's consolidated financial position or results of operations, based on the current levels of such amounts. However, this difference, if any, could have a material effect on results of operations in a future period when resolved.

    Avon is involved in a number of proceedings arising out of the federal Superfund law and similar state laws. In some instances Avon, along with other companies, has been designated as a potentially responsible party which may be liable for costs associated with these various hazardous waste sites. Based upon Avon's current knowledge of proceedings, management believes, without taking into consideration any insurance recoveries, if any, that in the aggregate they would not have a material adverse impact on Avon's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

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

    Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 1995 Annual Meeting of Shareholders.

    Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:


                                                                      Elected
                Title                             Name        Age     Officer
                -----                             ----        ---     -------

Chairman of the Board,
  Chief Executive Officer and Director.  James E. Preston      61     1971
President, Chief Operating Officer
  and Director.........................  Edward J. Robinson    54     1989
Executive Vice President...............  John I. Novosad       54     1989
Senior Vice President, General Counsel
  and Secretary........................  Ward M. Miller, Jr.   62     1993 (1)
Senior Vice President and Chief
  Financial Officer....................  Edwina D. Woodbury    43     1990
Senior Vice Presidents.................  Christina A. Gold     47     1993
                                         Marcia L. Worthing    52     1988
Group Vice President, Controller.......  Robert J. Conologue   46     1989
Group Vice President, Taxes and
  Treasurer............................  Robert J. Corti       45     1988


----------

(1) Ward M. Miller, Jr. was elected Senior Vice President, General Counsel and Secretary in October 1994. Mr. Miller joined Avon in February 1993 as Vice President. Prior to joining Avon, he was Senior Vice President and General Counsel of Nabisco Brands; and Vice President, Associate General Counsel and Secretary of its parent, RJR Nabisco.




                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    This information is incorporated by reference to "Market Prices of Common Stock by Quarter" on page 34 of Avon's 1994 Annual Report to Shareholders.


ITEM 6. SELECTED FINANCIAL DATA

    The information for the five-year period 1990 through 1994 is incorporated by reference to the "Eleven-Year Review" on pages 52 and 53 of Avon's 1994 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This information is incorporated by reference to "Management's Discussion and Analysis" on pages 24 through 33 of Avon's 1994 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 35 through 50, together with the report thereon of Coopers & Lybrand, L.L.P., on page 51, and "Results of Operations by Quarter" on page 34 of Avon's 1994 Annual Report to
Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of Directors" sections of Avon's Proxy Statement for the 1995 Annual Meeting of
Shareholders. Information regarding executive officers is presented in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

    This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 1995 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 1995 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is incorporated by reference to the "Compensation Committee Interlocks and Insider Participation" section and the "Contracts with Executives" section of Avon's Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

                                                       Annual
                                                     Report to
                                                    Shareholders    Form 10-K
                                                    Page Number    Page Number
                                                    ------------   -----------

    (a) 1.  Consolidated Financial Statements of
             Avon Products, Inc. and Subsidiaries

               Consolidated statement of income for
                 each of the years in the three-year
                 period ended December 31, 1994........    35

               Consolidated balance sheet at
                 December 31, 1994 and 1993............    36

               Consolidated statement of cash flows for
                 each of the years in the three-year
                 period ended December 31, 1994........    37

               Consolidated statement of changes in
                 shareholders' equity for each of
                 the years in the three-year period
                 ended December 31, 1994...............    38

               Notes to consolidated financial
                 statements............................    39-50

               Report of Independent Accountants
                 Coopers & Lybrand L.L.P...............    51

    (a) 2.  Financial Statement Schedules

               Report of Independent Accountants
                 Coopers & Lybrand L.L.P...............                 S-1

               Consent of Independent Accountants
                 Coopers & Lybrand L.L.P...............                 S-2

               Financial statement schedule for each
                 of the years in the three-year period
                 ended December 31, 1994

                   VIII--Valuation and qualifying
                           accounts....................                 S-3

            Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

    (a) 3. Exhibits

       Exhibit
        Number                               Description
       -------                               -----------

        3.1 --Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on August 12, 1988 (incorporated by reference to Exhibit 3.1 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

        3.2 --By-laws, as amended to April 27, 1990, of Avon (incorporated by reference to Exhibit 3.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

        4.1 --Instrument defining the rights of holders of Avon's preferred share purchase rights to purchase Avon's Series A Junior Participating Preferred Stock (reference is made to Article IIIA of the restated Certificate of Incorporation of Avon, filed with the Secretary of State of New York State on August 12, 1988 and included as Exhibit 3.1 to the 1993 Annual Report on Form 10-K).

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

        4.6 --Revolving Credit and Competitive Advance Facility Agreement, dated as of October 5, 1994, among Avon, Avon Capital Corporation and a group of banks and other lenders (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

       10.1* --Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders May 6, 1993 (incorporated by reference to Exhibit
                10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

       10.2*  --Form of Stock Option Agreement to the Avon Products, Inc. 1993
                Stock Incentive Plan (incorporated by reference to Exhibit
                10.2 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

       10.3* --Avon Products, Inc. 1994 Long-Term Incentive Plan, effective as of January 1, 1994 (incorporated by reference to Exhibit
                10.3 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

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

       10.6*  --Supplemental Executive Retirement Plan and Supplemental Life
                Plan of Avon Products, Inc., as amended and restated as of September 1, 1994.

       10.7* --Benefit Restoration Pension Plan of Avon Products, Inc., effective as of January 1, 1994.

       10.8* --Trust Agreement, amended and restated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

       10.9*  --First Amendment, dated as of January 30, 1992, to the Trust
                Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.10* --Second Amendment, dated as of June 12, 1992 to the Trust
                Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.11* --Third Amendment, dated as of November 5, 1992, to the Trust
                Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.12* --The Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of October 8, 1990 (incorporated by reference to Exhibit 10.5 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.13* --First Amendment, dated as of November 5, 1992, to the Avon
                Products, Inc. Deferred Compensation Plan, as amended and restated as of October 8, 1990 (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.14* --Trust Agreement, dated as of August 3, 1989, between Avon and
                Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.4 to Avon's Annual Report of Form 10-K for the year ended December 31, 1989).

       10.15* --Instrument of Amendment, effective as of April 1, 1990 amending various employee benefit plans and agreements as stipulated in the Instrument of Amendment (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

       10.16* --Employment Agreement, dated as of November 5, 1992, between
                Avon and James E. Preston (incorporated by reference to
                Exhibit 10.10 to Avon's Annual Report on Form 10-K for the year ended December 31, 1992).

       10.17* --Non-Qualified Stock Option Award, dated as of December 5,
                1991, granted by Avon to James E. Preston (incorporated by reference to Exhibit 10.11 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.18* --Employment Agreement, dated as of September 1, 1994, between
                Avon and Edward J. Robinson (incorporated by reference to
                Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

       10.19* --Restricted Stock Agreement, effective as of November 4, 1993, granted by Avon to Edward J. Robinson (incorporated by reference to Exhibit 10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

       10.20* --Form of Employment Agreement, dated as of September 1, 1994, between Avon and certain senior officers (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1994).

       10.21* --Avon Products, Inc. Directors' Retirement Plan, effective as of January 1, 1988 (incorporated by reference to Exhibit 10.22 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.22* --First Amendment, dated as of November 5, 1992, to the Avon
                Products, Inc. Directors' Retirement Plan (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       10.23* --Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

       10.24* --First Amendment, dated as of November 5, 1992, to the Trust
                Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

       11.1   --Statement re computation of primary income per share.

       11.2   --Statement re computation of fully diluted income per share.

       13     --Portions of the Annual Report to Shareholders for the year ended December 31, 1994 incorporated by reference in response to Items 1, 5 through 8 in this filing.

       21     --Subsidiaries of the registrant.

       23     --Consent of Coopers & Lybrand L.L.P. (set forth on page S-2 of this Annual Report on Form 10-K).

       24     --Power of Attorney.

       27     --Financial Data Schedule.

       99     --Financial statements for the Avon Products, Inc. Employees'
                Savings and Stock Ownership Plan and the Avon Mirabella/ Lomalinda Employees' Savings Plan for the year ended December 31, 1994 will be filed by amendment.

    *The Exhibits identified above and in the Exhibit Index with an asterisk
     (*) are management contracts or compensatory plans or arrangements.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the fourth quarter of 1994.

    (c) Avon's Annual Report on Form 10-K for the year ended December 31, 1994, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 1995.

                                       Avon Products, Inc.

                                      By/s/        WARD M. MILLER, JR.
                                      --------------------------------
                                                   Ward M. Miller, Jr.
                                        Senior Vice President, General Counsel
                                            and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                       Date
         ---------                       -----                       ----
                               Chairman of the Board and
                                Chief Executive Officer--
             *                  Principal Executive
---------------------------     Officer and Director            March 23, 1995
     James E. Preston


             *                 President, Chief Operating
---------------------------     Officer and Director            March 23, 1995
     Edward J. Robinson

                               Senior Vice President and
             *                  Chief Financial Officer--
---------------------------     Principal Financial Officer     March 23, 1995
    Edwina D. Woodbury


                               Group Vice President,
             *                  Controller--Principal
---------------------------     Accounting Officer              March 23, 1995
    Robert J. Conologue


BRENDA BARNES               )
RICHARD S. BARTON*          )
DANIEL B. BURKE*            )
REMEDIOS DIAZ OLIVER*       )
STANLEY C. GAULT            )
GEORGE V. GRUNE*            )    Directors                      March 23, 1995
CHARLES S. LOCKE*           )
ANN S. MOORE*               )
JOHN J. PHELAN, JR.*        )
JOSEPH A. RICE*             )
CECILY C. SELBY*            )

*By/s/      WARD M. MILLER, JR.
-------------------------------                                 March 23, 1995
 Ward M. Miller, Jr. Attorney-in-fact

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders of Avon Products, Inc.


    Our report on the consolidated financial statements of Avon Products, Inc. and subsidiaries as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 has been incorporated by reference in this Form 10-K from page 51 of the 1994 Annual Report to Shareholders of Avon Products, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules for each of the years in the three-year period ended December 31, 1994, as listed in the Index under Item 14(a)2 of this Form 10-K.

    In our opinion, the financial statement schedule for each of the years in the three-year period ended December 31, 1994 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





New York, New York
February 1, 1995

                                                /s/Coopers & Lybrand L.L.P.

                      CONSENT OF INDEPENDENT ACCOUNTANTS




    We consent to the incorporation by reference in the following Registration Statements of Avon Products, Inc.: Form S-8 (Reg. No. 2-37955), Form S-8 (Reg. No. 2-48080), Form S-8 (Reg. No. 2-61285), Form S-8 (Reg. No. 2-83235),
Form S-8 (Reg. No. 2-94959), Form S-8 (Reg. No. 33-28653), Form S-8 (Reg. No.
33-47209), Form S-8 (Reg. No. 33-60218), Form S-8 (Reg. No. 33-60918), Form
S-8 (Reg. No. 33-65998), Post Effective Amendment No. 1 to Form S-8 (Reg. No. 2-98707), Pre-Effective Amendment No. 1 to Form S-8 (Reg. No. 33-22099), of our reports dated February 1, 1995 on our audits of (i) the consolidated financial statements of Avon Products, Inc. as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994, which report is included in the 1994 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K and (ii) the 1994, 1993 and 1992 financial statement schedules of Avon Products, Inc., which report is included in this Annual Report on Form 10-K.








New York, New York
March 23, 1995

                                                /s/Coopers & Lybrand L.L.P.

                     AVON PRODUCTS, INC. AND SUBSIDIARIES

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                            Years ended December 31


                                        Additions
                                   --------------------
                       Balance at  Charged to   Charged                Balance
                        beginning   costs and  to other                 at end
                        of period    expenses  accounts  Deductions  of period
                       ----------  ----------  --------  ----------  ---------

1994
Allowance for doubtful
  accounts receivable.      $22.0      $ 64.9     $  --      $ 59.6(a)   $27.3
                            =====      ======     =====      ======      =====

1993
Allowance for doubtful
  accounts receivable.      $21.4      $ 51.4     $  --      $ 50.8(a)   $22.0
                            =====      ======     =====      ======      =====

1992
Allowance for doubtful
  accounts receivable.      $28.5      $ 45.3     $  --      $ 52.4(a)   $21.4

Allowance for long-
  term receivables
  and investments.....       33.1          --        --        33.1(b)      --
                            -----      ------     -----      ------      -----

                            $61.6      $ 45.3     $  --      $ 85.5      $21.4
                            =====      ======     =====      ======      =====

------------
Note: Amounts have been restated for the sale of Giorgio, see Note 3 of the Notes to the Consolidated Financial Statements.

(a)Accounts written off, net of recoveries and foreign currency translation adjustment.

(b)Write-off of various notes and other securities, which Avon received in connection with the sale of health care and other businesses.