Form 10-Q
period 1995-03-31
AVON PRODUCTS INC
filed 1995-05-12
CIK 8868

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1995

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


Yes  X    No ___



The number of shares of Common Stock (par value $.50) outstanding at April 30, 1995 was 68,492,470.

                               Table of Contents



                        Part I.  Financial Information


                                                                      Page
                                                                     Numbers

Item 1.  Financial Statements

         Consolidated Statement of Operations
           Three Months Ended March 31, 1995 and
             March 31, 1994                                             3

         Consolidated Balance Sheet
           March 31, 1995 and December 31, 1994                         4

         Consolidated Statement of Cash Flows
           Three Months Ended March 31, 1995 and
             March 31, 1994                                             5

         Notes to Consolidated Financial Statements                     6-8



Item 2.  Management's Discussion and Analysis of the
           Results of Operations and Financial Condition                9-14







                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                              15

Signatures                                                             16

                        PART I.  FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share data)


                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                           1995          1994
                                                           ----          ----
                                                               (unaudited)

Net sales...........................................     $976.2        $886.0
                                                         ------        ------
Costs, expenses and other:
Cost of sales.......................................      387.3         352.4
Marketing, distribution and
  administrative expenses...........................      517.0         468.3
Interest expense....................................        9.0          14.5
Interest income.....................................       (4.1)         (5.2)
Other expense, net..................................       10.5           4.9
                                                         ------        ------
  Total costs, expenses and other...................      919.7         834.9
                                                         ------        ------
Income from continuing operations before
  taxes, minority interest and cumulative
  effect of accounting changes......................       56.5          51.1
Income taxes........................................       22.5          19.9
                                                         ------        ------
Income from continuing operations before
  minority interest and cumulative effect
  of accounting changes.............................       34.0          31.2
Minority interest...................................         .4           (.1)
                                                         ------        ------
Income from continuing operations before
  cumulative effect of accounting changes...........       34.4          31.1
Discontinued operations, net of taxes...............         --          (1.6)
Cumulative effect of accounting changes,
  net of taxes......................................         --         (45.2)
                                                         ------        ------
Net income (loss)...................................     $ 34.4        $(15.7)
                                                         ======        ======

Income (loss) per share:
  Continuing operations.............................     $  .50        $  .43
  Discontinued operations...........................         --          (.02)
  Cumulative effect of accounting changes...........         --          (.63)
                                                         ------        ------
  Net income (loss).................................     $  .50        $ (.22)
                                                         ======        ======

Average shares outstanding..........................      68.68         71.92
                                                         ======        ======

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)
                                                   March 31       December 31
                                                     1995            1994
                                                   --------       -----------
                                                          (unaudited)
ASSETS
Current assets:
Cash and equivalents.............................  $   98.5          $  214.8
Accounts receivable..............................     370.6             373.7
Inventories......................................     494.3             412.8
Prepaid expenses and other.......................     158.6             149.0
                                                   --------          --------
    Total current assets.........................   1,122.0           1,150.3
                                                   --------          --------

Property, plant and equipment, at cost...........   1,176.6           1,146.7
Less accumulated depreciation....................     641.4             618.3
                                                   --------          --------
                                                      535.2             528.4
                                                   --------          --------

Other assets.....................................     299.1             299.6
                                                   --------          --------
    Total assets.................................  $1,956.3          $1,978.3
                                                   ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year....................  $  178.0          $   61.2
Accounts payable.................................     312.7             408.0
Accrued compensation.............................      93.1             100.0
Other accrued liabilities........................     223.4             222.3
Sales and other taxes............................      88.6              95.7
Income taxes.....................................     238.7             253.8
                                                   --------          --------
    Total current liabilities....................   1,134.5           1,141.0
                                                   --------          --------

Long-term debt...................................     115.0             116.5
Employee benefit plans...........................     377.9             366.6
Deferred income taxes............................      31.8              32.2
Other liabilities................................     141.6             136.4

Shareholders' equity:
Common stock.....................................      43.4              43.3
Additional paid-in capital.......................     663.3             660.5
Retained earnings................................     212.6             212.4
Translation adjustments..........................    (185.8)           (187.1)
Treasury stock, at cost..........................    (578.0)           (543.5)
                                                   --------          --------
    Total shareholders' equity...................     155.5             185.6
                                                   --------          --------
    Total liabilities and shareholders' equity...  $1,956.3          $1,978.3
                                                   ========          ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                           1995          1994
                                                           ----          ----
                                                               (unaudited)
Cash flows from operating activities:
Net income (loss)......................................  $ 34.4        $(15.7)
Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Cumulative effect of accounting changes, net.......      --          45.2
    Discontinued operations, net.......................      --           1.6
    Payments for restructuring costs...................      --          (3.5)
    Depreciation and amortization......................    14.0          13.5
    Provision for doubtful accounts....................    17.2          13.7
    Translation (gains) losses.........................     1.9          (6.2)
    Deferred income taxes..............................      .7          (1.3)
    Other..............................................     9.2           4.4
    Changes in assets and liabilities:
      Accounts receivable..............................   (22.2)        (47.8)
      Inventories......................................   (81.4)        (64.7)
      Prepaid expenses and other.......................   (15.2)         (9.3)
      Accounts payable and accrued liabilities.........   (95.4)        (20.9)
      Income and other taxes...........................   (19.8)        (22.0)
      Noncurrent assets and liabilities................      .4         (32.6)
                                                         ------        ------
Net cash (used) by continuing operations...............  (156.2)       (145.6)
Net cash (used) by discontinued operations.............    (1.7)         (2.5)
                                                         ------        ------
Net cash (used) by operating activities................  (157.9)       (148.1)
                                                         ------        ------
Cash flows from investing activities:
Capital expenditures...................................    (9.9)        (11.4)
Disposal of assets.....................................      .4            .8
                                                         ------        ------
Net cash (used) by investing activities................    (9.5)        (10.6)
                                                         ------        ------
Cash flows from financing activities:
Cash dividends.........................................   (36.4)        (36.3)
Debt, net (maturities of three months or less).........   123.7         130.5
Proceeds from short-term debt..........................    11.2           5.8
Retirement of short-term debt..........................   (13.6)         (2.9)
Retirement of long-term debt...........................    (8.8)        (12.0)
Proceeds from exercise of stock options, net of taxes..      .1            .5
Repurchase of common stock.............................   (36.6)        (46.7)
                                                         ------        ------
Net cash provided by financing activities..............    39.6          38.9
                                                         ------        ------
Effect of exchange rate changes on cash and
  equivalents..........................................    11.5          (3.4)
                                                         ------        ------
Net decrease in cash and equivalents...................  (116.3)       (123.2)
Cash and equivalents beginning of period...............   214.8         223.9
                                                         ------        ------
Cash and equivalents end of period.....................  $ 98.5        $100.7
                                                         ======        ======

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1994 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, which consisted of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.  DISCONTINUED OPERATIONS

    As previously reported, during 1994 the Company completed the sale of Giorgio Beverly Hills, Inc. ("Giorgio"), its remaining retail business.

    Giorgio's operating results are segregated and reported as discontinued operations for the first quarter of 1994.


3.  ACCOUNTING CHANGES

    Effective January 1, 1994, Avon adopted Statement of Financial Accounting Standards Board ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits", for all applicable operations and FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", for its foreign benefit plans. In addition, effective January 1, 1994, Avon changed its method of accounting for internal systems development costs. These develop-ment costs are being expensed as incurred, rather than deferred and amortized over future periods.


4.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash (used) by continuing operations" includes the following cash payments for interest and income taxes:

                                                            Three months ended
                                                                 March 31
                                                            ------------------
                                                            1995          1994
                                                            ----          ----

    Interest.............................................. $ 4.5         $ 8.7
    Income taxes, net of refunds received.................  38.7          36.7

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


5.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the first quarter of 1995 compared to the same period of 1994 is primarily due to the shares acquired under the stock repurchase program which began in the first quarter of 1994. As of March 31, 1995, the cumulative number of shares repurchased was approximately 3.9 million shares.


6.  INVENTORIES

                                                 March 31        December 3l
                                                   1995             1994
                                                 --------        -----------

     Raw materials.............................    $133.2             $118.4
     Finished goods............................     361.1              294.4
                                                   ------             ------
                                                   $494.3             $412.8
                                                   ======             ======

7.  DIVIDENDS

    Regular quarterly dividends of $.50 and $.45 per share of common stock were paid on March 1, 1995 and 1994, respectively.


8.  CONTINGENCIES

    Various lawsuits and claims (asserted and unasserted) arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. The most significant of these are described below.

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

    In 1988, Mallinckrodt, Inc. ("Mallinckrodt") and International Minerals
& Chemical Corporation ("IMC"), now known as Mallinckrodt Group Inc., filed a lawsuit against Avon in the St. Louis Missouri City Circuit Court arising from Avon's sale of Mallinckrodt to IMC in 1986. The suit alleged that a certain patent dispute and a settlement, referred to as the DuPont patent case, various environmental claims and numerous other lawsuits and claims are contingent liabilities covered by an indemnification given by Avon in connection with the sale of Mallinckrodt. In October 1991, the Missouri Supreme Court affirmed the Circuit Court's decision that Avon has the

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


obligation to indemnify IMC and Mallinckrodt in connection with the DuPont patent case, but remanded the matter for a trial on the damages, if any, suffered by the parties. On July 27, 1992, a jury returned a verdict in the DuPont patent case for $16.0, and a judgment for that amount plus approximately $6.5 interest was entered. On August 11, 1992, IMC and Mallinckrodt filed post-trial motions, including a motion for a judgment notwithstanding the verdict or, in the alternative, a motion for a new trial. On November 5, 1992, the St. Louis Missouri City Circuit Court granted IMC's and Mallinckrodt's motion for a judgment notwithstanding the verdict and directed a verdict for plaintiffs in the amount of $27.1 plus interest. As of November 5, 1992, the interest amounted to approximately $11.7. Avon, IMC and Mallinckrodt have appealed this decision. This issue was argued before the Missouri Court of Appeals, Eastern District on May 11, 1994. On November 8, 1994, the Court of Appeals overturned the judgment notwithstanding the verdict and ordered a new trial. All possible further judicial review has now been exhausted and a retrial is scheduled for October 23, 1995.

    The total cost to Avon under the indemnity cannot be determined with certainty as a result of such factors, among other things, as the status of environmental information relating to the sites owned by the purchaser, the regulatory involvement, the unknown magnitude and timing of cleanup efforts, if any, to be undertaken by the purchaser or Mallinckrodt, the possibility of recoveries against other parties, the uncertainty of the success of Avon's defenses, and unasserted claims, if any. There have recently been discussions between Avon, IMC and Mallinckrodt about resolving all or a portion of the indemnification dispute. These factors have been assessed and will continue to be assessed by Avon in estimating reserves to be recorded in its consolidated financial statements.

    The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to Avon cannot currently be determined with certainty. The reserves for such contingencies, at March 31, 1995, which are recorded gross without anticipation of insurance recoveries or other third-party recoveries, if any, have been estimated by Avon's management based on its review of currently known facts and circumstances at March 31, 1995. In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at March 31, 1995 should not have a material adverse impact on Avon's consolidated financial position or results of operations, based on the current levels of such amounts. However, this difference, if any, could have a material effect on results of operations in a future period when resolved.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



ITEM 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition

Results of Operations--Three Months Ended March 31, 1995 and 1994.

Consolidated

    Avon's net income for the three months ended March 31, 1995 was $34.4 million, or $.50 per share, as compared to a net loss of $15.7 million, or $.22 per share, in the comparable period of 1994. The average shares out-standing for the three months ended March 31, 1995 and 1994 were 68.7 million
and 71.9 million, respectively.   The 1994 results include a loss of $1.6
million, or $.02 per share, for discontinued operations relating to Giorgio Beverly Hills, Inc. ("Giorgio"), and a non-cash charge for accounting changes of $45.2 million after-tax, or $.63 per share. The charge for accounting changes is for the cumulative effect of changes in accounting principles for the following: Statement of Financial Accounting Standards ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits", for all applicable operations of $28.9 million; FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", for foreign benefit plans of $8.0 million; and costs related to the development of information systems of $8.3 million. Effective January 1, 1994, internal information systems development costs are being expensed as incurred, rather than deferred and amortized over future periods.


Continuing Operations

    Income from continuing operations before the cumulative effect of account-ing changes for the three months ended March 31, 1995 was $34.4 million, an 11 percent increase over the comparable period of 1994. Income per share from continuing operations increased 16 percent to $.50 from $.43 in 1994. The 16 percent increase in income per share over the comparable period of the prior year exceeds the 11 percent increase in income from continuing operations because of the lower average shares outstanding for 1995 compared with 1994. Pretax income of $56.5 million increased 11 percent due to increased sales, an improved gross margin and lower interest expense and monetary correction expense in Brazil. These favorable results were partially offset by a higher overall operating expense ratio and unfavorable foreign exchange and lower interest income in Brazil. Net income was further reduced by a higher effective income tax rate (39.9 percent versus 39.0 percent in 1994) resulting primarily from the mix of earnings and income tax rates of international subsidiaries.

    Consolidated net sales for the three months ended March 31, 1995 of $976.2 million, increased $90.2 million, or 10 percent, over the comparable period of the prior year. The increase was primarily due to higher sales in the U.S., reflecting increases in average order size and number of Representative orders; operational sales growth in the Americas Region, most significantly

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Brazil, and the Pacific Rim markets; and the favorable exchange rate impact of the weaker U.S. Dollar in relation to the currencies in the Europe and Pacific Regions. These improvements were partially offset by lower sales in Mexico as a result of the major Peso devaluation and operational sales declines in Japan and Germany.

    Cost of sales as a percentage of sales was 39.7 percent in the first quarter of 1995 compared to 39.8 percent in the first quarter of 1994. The improved cost ratio was primarily due to significant gross margin improvements in Brazil, as a result of the favorable impact of the government economic stabilization program implemented in July 1994 and, to a lesser extent, in Argentina and most Pacific Rim markets. These improvements were partially offset by lower gross margins primarily in Germany and the United Kingdom and, to a smaller degree, in Japan, Mexico and the U.S.

    Marketing, distribution and administrative expenses of $517.0 million increased $48.7 million, or 10 percent, over the comparable period of 1994 and increased as a percentage of sales to 53.0 percent from 52.9 percent in 1994. The higher expenses are associated with sales increases in the U.S. and Brazil, and higher operating expenses in all European markets, primarily Germany and the United Kingdom, and the Pacific Rim markets. These increases were partially offset by lower expenses in Mexico due to the impact of the Peso devaluation. The increase in the operating expense ratio was primarily due to operational sales shortfalls in Germany and Japan, partially offset by significant sales increases in Brazil and the U.S. with proportionately lower increases in expenses.

    Interest expense decreased $5.5 million from the comparable period of last year as a result of lower interest rates and debt levels in Brazil and in the U.S. These decreases were partially offset by higher borrowings in the Eastern European markets as part of Avon's growth strategy. Interest income decreased $1.1 million compared to the comparable period of the prior year primarily due to lower interest rates in Brazil.

    Other expense, net, of $10.5 million increased $5.6 million from the comparable period in 1994. This increase was primarily due to net foreign exchange losses in 1995 compared to net foreign exchange gains in 1994 in Brazil, partially offset by lower monetary correction expense in Brazil in 1995. Brazil's net asset position and slight devaluation generated trans-lation losses in 1995 as compared to a net liability position and significant devaluation which generated translation gains in 1994.

United States

    Net sales increased 10 percent in the first quarter of 1995 compared to the same period of 1994 reflecting a 5 percent increase in both average order size and number of Representative orders and a 6 percent increase in units sold. The sales improvement was driven by increases in most product categories, most significantly apparel, which was launched late in the first quarter of 1994, and color cosmetics and skin care products.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Pretax income increased 20 percent over the prior year period due to the sales increase and an improved operating expense ratio as expenses increased at a lower rate than sales, partially offset by a decline in gross margin due to higher sales of the lower margin apparel line.


International

    Net sales increased 10 percent during the first quarter of 1995 compared to the first quarter of 1994 and pretax income decreased 18 percent. The sales growth was primarily due to strong unit growth in Brazil and Argentina and sales of higher-priced products in Brazil and the Pacific Rim markets. In addition, the sales increase was due to the favorable impact of a weaker U.S. Dollar throughout Europe and the Pacific Region. These favorable results were partially offset by lower sales in Mexico due to the negative impact of the Peso devaluation and lower unit volume in Germany and Japan reflecting a decline in the number of active Representatives as compared with the prior year period. The decrease in pretax income reflects the negative impact of the Peso devaluation in Mexico, operational sales shortfalls in Japan, which is recovering from the impact of the reorganization of the sales force in the second quarter of 1994 and unfavorable operating results in Germany and the United Kingdom. The pretax income in Mexico decreased by approximately $10.0 million due to the devaluation. It is currently anticipated the currency impact should lessen in succeeding quarters because of revised marketing and sales plans being implemented. The decrease in pretax income in Germany and the United Kingdom was primarily due to gross margin investments to reduce inventory levels and increase sales, higher operating expenses related to increasing the number of Representatives in Germany and higher distribution costs in the United Kingdom. These decreases in pretax income were partially offset by the overall sales increase and strong operating results in Brazil resulting from the government economic stabilization program. This program resulted in lowered inflation and improved consumer purchasing confidence. In addition, a higher number of Representatives in the first quarter of 1995 compared to the first quarter of 1994 enabled the Company to take advantage of the improved economic environment.

    In April 1995, Avon's Japanese subsidiary implemented an early retirement program as part of an expense reduction effort. The program will result in approximately $12.0 million of one-time costs, before the effect of minority interest, in the second quarter but should produce substantial savings in the second half of 1995 and thereafter. As a result of the anticipated savings and the effect of minority interest, the after-tax impact on 1995 earnings should be negligible.

Discontinued Operations

    During the third quarter of 1994, Avon completed the sale of Giorgio.
As a result, Giorgio's net loss of $1.6 million, or $.02 per share, for the three months ended March 1994, have been reported as discontinued operations.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, net cash usage was $228.8 million in the first quarter of 1995 compared with $244.6 million in the comparable period of 1994. The decrease in the cash usage primarily reflects a favorable exchange rate impact due to the weaker U.S. Dollar against most currencies and lower cash used for the repurchase of common stock, partially offset by an increase in cash used by operations. During the first quarter of 1995, the Company purchased, under the stock repurchase program begun last year, approximately 634,000 shares of common stock for $36.6 million compared with $46.7 million spent for the repurchase of approximately 824,000 shares of common stock during the comparable period in 1994. As of March 31, 1995, the cumulative number of shares repurchased was approximately 3.9 million shares.

    For the first quarter of 1995, cash used by operations was $157.9 million, compared with $148.1 million in 1994. This higher cash usage resulted from higher working capital levels in the U.S. and the Americas Region, mainly Brazil and Argentina, and lower net income in Mexico and Germany. This increase was partially offset by the funding of benefit plans in 1994, higher net income in Brazil and the U.S., and lower working capital levels in the Europe Region and Japan.


Capital Resources

    Total debt increased $115.3 million to $293.0 million at March 31, 1995 from $177.7 million at December 31, 1994, principally due to normal seasonal working capital requirements during the first three months of 1995. Total debt at March 31, 1995 of $293.0 million was $28.1 million lower than total debt of $321.1 million at March 31, 1994. The higher debt at March 31, 1994 is primarily due to the funding of benefit plans in 1994.

    At March 31, 1995, borrowings under the $600 million revolving credit and competitive advance facility agreement ("Credit Agreement") were $26.0 million. This agreement also supported the Company's commercial paper borrowings of $87.5 million at March 31, 1995.

    At March 31, 1995, there were no borrowings under the Company's bankers' acceptance facilities.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Working Capital

    As of March 31, 1995, current liabilities exceeded current assets by $12.5 million compared with current assets exceeding current liabilities by $9.3 million at the end of 1994. The decline from December 1994 reflects a decrease in cash and equivalents and an increase in debt maturing within one year resulting from higher inventory levels and a decrease in accounts payable which reflects the seasonal pattern of Avon's operations. Addition-ally, the inventory increase is due to higher apparel inventory in the U.S.; higher sales in Brazil and Argentina and sales shortfalls in the United Kingdom and Japan. These inventory increases were partially offset by a decrease in the U.S. Dollar value of inventory in Mexico as a result of the Peso devaluation.

    Although current liabilities exceeded current assets at March 31, 1995, management believes this highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's Credit Agreement contains a covenant for interest coverage, as defined, and does not contain any provisions or requirements with respect to working capital. As of March 31, 1995, the Company is in compliance with the interest coverage covenant in the Credit Agreement.


Financial Instruments and Risk Management Strategies

    The Company operates internationally, with manufacturing and distribution facilities in various locations around the world. The Company reduces its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

    The Company may use interest rate swaps to hedge portions of its interest expense thereby allowing the Company to establish fixed or variable interest rates on its outstanding debt. The Company closely monitors market conditions and, if in a variable position, may also use interest rate caps whereby its net interest expense is limited if interest rates rise above a defined level.

    At March 31, 1995, the Company had two interest rate swap agreements on its 170 million 6-1/8 percent Deutsche Mark Notes ("Notes"). Each agreement has a notional principal amount of $100.0 million. These agreements have converted the interest rate on the Notes to a variable rate established at 1.4 percentage points above one-month LIBOR from December 31, 1994 to May 6, 1998, when the Notes mature. The Company also had two interest rate cap contracts at March 31, 1995. One contract is for the calendar year 1995 and places a ceiling on one-month LIBOR at 6 percent. The other contract is for the period January 1996 to the maturity of the Notes and places a ceiling on one-month

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



LIBOR at 9 percent. The notional principal amount of each cap is $100.0 million. The one-month LIBOR at March 31, 1995 was 6.125 percent and the average rate for the three months then ended was approximately 6.1 percent.

    The Company may periodically hedge foreign currency royalties, net invest-ments in foreign subsidiaries, firm purchase commitments, contractual foreign currency cash flows or obligations, including debt, and other third-party or intercompany foreign currency transactions. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

    At March 31, 1995, the Company held foreign currency forward contracts with notional amounts totalling $212.2 million and option contracts with notional amounts totalling $80.0 million to hedge foreign currency items. During the first quarter of 1995, the Company entered into certain Yen option contracts with notional amounts of $49.7 million to economically hedge certain foreign currency exposures. These option contracts do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these option contracts at March 31, 1995 was insignificant. The Company's risk of loss on these options in the future is limited to premiums paid, which are insignificant.

   The Company attempts to minimize its credit exposure to counterparties by entering into interest rate swap and cap contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. The Company's foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts or options with major international financial institutions. Although the Company's theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material.

                              AVON PRODUCTS, INC.




                          PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit
         Number                         Description

          11.1    --Statement re computation of primary income per share.

          11.2 --Statement re computation of fully diluted income per share.

          27      --Financial Data Schedule


  (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first quarter of 1995.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AVON PRODUCTS, INC.
                                 (Registrant)


Date:  May 11, 1995          By /s/     MICHAEL R. MATHIESON
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President & Controller
                                   Principal Accounting Officer


                             Signed both on behalf of the registrant
                             and as principal accounting officer.