Form 10-Q
period 1995-06-30
AVON PRODUCTS INC
filed 1995-08-11
CIK 8868

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1995

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


Yes  X    No ___



The number of shares of Common Stock (par value $.50) outstanding at July 31, 1995 was 68,094,268.

                               Table of Contents



                        Part I.  Financial Information


                                                                      Page
                                                                     Numbers

Item 1.  Financial Statements

         Consolidated Statement of Income
           Three Months Ended June 30, 1995 and
             June 30, 1994                                              3
           Six Months Ended June 30, 1995 and
             June 30, 1994                                              4

         Consolidated Balance Sheet
           June 30, 1995 and December 31, 1994                          5

         Consolidated Statement of Cash Flows
           Six Months Ended June 30, 1995 and
             June 30, 1994                                              6

         Notes to Consolidated Financial Statements                     7-10



Item 2.  Management's Discussion and Analysis of the
           Results of Operations and Financial Condition               11-19







                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                              20

Signatures                                                             21

                        PART I.  FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share data)


                                                           Three months ended
                                                                June 30
                                                           ------------------
                                                           1995          1994
                                                           ----          ----
                                                               (unaudited)

Net sales............................................  $1,064.0      $1,007.2
                                                       --------      --------
Costs, expenses and other:
Cost of sales........................................     404.9         389.1
Marketing, distribution and
  administrative expenses............................     523.1         490.4
Interest expense.....................................      10.3          15.2
Interest income......................................      (5.6)         (9.8)
Other (income)/expense, net..........................      (2.4)          2.3
                                                       --------      --------
  Total costs, expenses and other....................     930.3         887.2
                                                       --------      --------
Income from continuing operations before taxes and
  minority interest..................................     133.7         120.0
Income taxes.........................................      53.4          46.8
                                                       --------      --------
Income from continuing operations before
  minority interest..................................      80.3          73.2
Minority interest....................................        .1           (.9)
                                                       --------      --------
Income from continuing operations....................      80.4          72.3
Discontinued operations
  Income, net of taxes...............................        --           2.8
  Loss on sale.......................................        --         (25.0)
                                                       --------      --------
Net income...........................................  $   80.4      $   50.1
                                                       ========      ========

Income (loss) per share:
  Continuing operations..............................  $   1.17      $   1.02
  Discontinued operations............................        --          (.31)
                                                       --------      --------
  Net income.........................................  $   1.17      $    .71
                                                       ========      ========

Average shares outstanding...........................     68.46         70.86
                                                       ========      ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share data)


                                                             Six months ended
                                                                  June 30
                                                             ----------------
                                                             1995        1994
                                                             ----        ----
                                                                (unaudited)

Net sales..............................................  $2,040.2    $1,893.2
                                                         --------    --------
Costs, expenses and other:
Cost of sales..........................................     792.2       741.5
Marketing, distribution and
  administrative expenses..............................   1,040.1       958.7
Interest expense.......................................      19.3        29.7
Interest income........................................      (9.7)      (15.0)
Other expense, net.....................................       8.1         7.2
                                                         --------    --------
  Total costs, expenses and other......................   1,850.0     1,722.1
                                                         --------    --------
Income from continuing operations before
  taxes, minority interest and cumulative
  effect of accounting changes.........................     190.2       171.1
Income taxes...........................................      75.9        66.7
                                                         --------    --------
Income from continuing operations before
  minority interest and cumulative effect
  of accounting changes................................     114.3       104.4
Minority interest......................................        .5        (1.0)
                                                         --------    --------
Income from continuing operations before
  cumulative effect of accounting changes..............     114.8       103.4
Discontinued operations
  Income, net of taxes.................................        --         1.2
  Loss on sale.........................................        --       (25.0)
Cumulative effect of accounting changes................        --       (45.2)
                                                         --------    --------
Net income.............................................  $  114.8    $   34.4
                                                         ========    ========

Income (loss) per share:
  Continuing operations................................  $   1.67    $   1.45
  Discontinued operations..............................        --        (.34)
  Cumulative effect of accounting changes..............        --        (.63)
                                                         --------    --------
  Net income...........................................  $   1.67    $    .48
                                                         ========    ========

Average shares outstanding.............................     68.57       71.39
                                                         ========    ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                   June 30        December 31
                                                     1995            1994
                                                   -------        -----------
                                                          (unaudited)
ASSETS
Current assets:
Cash and equivalents............................  $  111.7           $  214.8
Accounts receivable.............................     387.1              373.7
Inventories.....................................     510.3              412.8
Prepaid expenses and other......................     178.6              149.0
                                                  --------           --------
    Total current assets........................   1,187.7            1,150.3
                                                  --------           --------

Property, plant and equipment, at cost..........   1,206.3            1,146.7
Less accumulated depreciation...................     660.7              618.3
                                                  --------           --------
                                                     545.6              528.4
                                                  --------           --------

Other assets....................................     303.9              299.6
                                                  --------           --------
    Total assets................................  $2,037.2           $1,978.3
                                                  ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year...................  $  201.1           $   61.2
Accounts payable................................     296.6              408.0
Accrued compensation............................      97.7              100.0
Other accrued liabilities.......................     230.4              222.3
Sales and other taxes...........................      91.1               95.7
Income taxes....................................     255.1              253.8
                                                  --------           --------
    Total current liabilities...................   1,172.0            1,141.0
                                                  --------           --------

Long-term debt..................................     114.2              116.5
Employee benefit plans..........................     385.1              366.6
Deferred income taxes...........................      32.7               32.2
Other liabilities...............................     140.5              136.4

Shareholders' equity:
Common stock....................................      43.4               43.3
Additional paid-in capital......................     665.7              660.5
Retained earnings...............................     258.8              212.4
Translation adjustments.........................    (176.5)            (187.1)
Treasury stock, at cost.........................    (598.7)            (543.5)
                                                  --------           --------
    Total shareholders' equity..................     192.7              185.6
                                                  --------           --------
    Total liabilities and shareholders' equity..  $2,037.2           $1,978.3
                                                  ========           ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                                            Six months ended
                                                                June 30
                                                            ----------------
                                                            1995        1994
                                                            ----        ----
                                                               (unaudited)
Cash flows from operating activities:
Net income.............................................   $114.8      $ 34.4
Adjustments to reconcile net income to net cash
  (used) by operating activities:
    Cumulative effect of accounting changes, net.......       --        45.2
    Discontinued operations, net.......................       --        23.8
    Payments for restructuring costs...................       --        (3.5)
    Depreciation and amortization......................     28.9        27.5
    Provision for doubtful accounts....................     35.7        27.8
    Translation losses (gains).........................      2.1       (11.8)
    Deferred income taxes..............................     (4.3)       (1.6)
    Other..............................................     15.6        12.3
    Changes in assets and liabilities:
      Accounts receivable..............................    (52.1)      (89.1)
      Inventories......................................    (91.9)      (85.6)
      Prepaid expenses and other.......................    (30.5)      (22.2)
      Accounts payable and accrued liabilities.........   (107.7)      (27.1)
      Income and other taxes...........................     (2.2)       (7.8)
      Noncurrent assets and liabilities................      (.6)      (32.1)
                                                          ------      ------
Net cash (used) by continuing operations...............    (92.2)     (109.8)
Net cash (used) provided by discontinued operations....     (2.1)        1.1
                                                          ------      ------
Net cash (used) by operating activities................    (94.3)     (108.7)
                                                          ------      ------
Cash flows from investing activities:
Capital expenditures...................................    (26.3)      (31.1)
Disposal of assets.....................................       .5         3.0
                                                          ------      ------
Net cash (used) by investing activities................    (25.8)      (28.1)
                                                          ------      ------
Cash flows from financing activities:
Cash dividends.........................................    (73.0)      (69.9)
Debt, net (maturities of three months or less).........    150.9       159.8
Proceeds from short-term debt..........................     17.9        20.0
Retirement of short-term debt..........................    (19.6)       (6.2)
Retirement of long-term debt...........................    (16.8)      (12.0)
Proceeds from exercise of stock options, net of taxes..       .9          .4
Repurchase of common stock.............................    (57.8)      (96.1)
                                                          ------      ------
Net cash provided (used) by financing activities.......      2.5        (4.0)
                                                          ------      ------
Effect of exchange rate changes on cash and
  equivalents..........................................     14.5        (7.8)
                                                          ------      ------
Net decrease in cash and equivalents...................   (103.1)     (148.6)
Cash and equivalents beginning of period...............    214.8       223.9
                                                          ------      ------
Cash and equivalents end of period.....................   $111.7      $ 75.3
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

    Giorgio's operating results are segregated and reported as discontinued operations for the three and six months ended June 30, 1994.


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


4.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash (used) by continuing operations" includes the following cash payments for interest and income taxes:

                                                              Six months ended
                                                                  June 30
                                                              ----------------
                                                              1995        1994
                                                              ----        ----

    Interest..............................................   $16.2       $27.3
    Income taxes, net of refunds received.................    84.1        72.6

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


5.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the three and six months ended June 30, 1995 compared to the respective periods of 1994 is primarily due to the shares acquired under the 10 percent or approximately 7 million share repurchase program which began in the first quarter of 1994. During the first half of 1995, the Company purchased approximately 954,000 shares of common stock compared to approximately 1,674,000 shares purchased during the first half of 1994. As of June 30, 1995, the cumulative number of shares repurchased was approximately 4.2 million shares.


6.  INVENTORIES

                                                 June 30         December 3l
                                                   1995             1994
                                                 -------         -----------

     Raw materials.............................   $138.9              $118.4
     Finished goods............................    371.4               294.4
                                                  ------              ------
                                                  $510.3              $412.8
                                                  ======              ======


7.  DIVIDENDS

    Cash dividends paid per share of common stock were $.50 and $1.00 for the three and six months ended June 30, 1995, respectively, and $.45 and $.90 for the corresponding 1994 periods. On August 2, 1995, Avon increased the regular quarterly dividend on common shares from $.50 to $.55, increasing the annual rate to $2.20 per share from $2.00 per share. The first quarterly dividend at the new rate of $.55 will be paid on September 1, 1995.


8.  NEW ACCOUNTING STANDARD

    FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995 but may be adopted earlier. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company does not anticipate any significant impact to its results of operations or financial position upon adoption.

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


9.  CONTINGENCIES

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

    In 1988, Mallinckrodt, Inc. ("Mallinckrodt") and International Minerals & Chemical Corporation, now known as Mallinckrodt Group Inc. ("Mallinckrodt Group"), filed a lawsuit against Avon in the St. Louis Missouri City Circuit Court arising from Avon's sale of Mallinckrodt to Mallinckrodt Group in 1986. The suit alleged that a certain patent dispute and settlement, referred to as the DuPont patent case, various environmental claims and numerous other lawsuits and claims are contingent liabilities covered by an indemnification given by Avon in connection with the sale of Mallinckrodt. In July 1992, a jury returned a verdict in the DuPont patent case for $16.0, and a judgment for that amount plus approximately $6.5 interest was entered. In November 1992, the St. Louis Missouri City Circuit Court granted Mallinckrodt Group's motion for a judgment notwithstanding the verdict and directed a verdict for plaintiffs in the amount of $27.1 plus interest. As of that date, the interest amounted to approximately $11.7. Avon and Mallinckrodt Group appealed this decision and in November 1994, the Missouri Court of Appeals overturned the judgment notwithstanding the verdict and ordered a new trial. All possible further judicial review has now been exhausted and a retrial to determine the amount of damages, if any, is scheduled to begin in October 1995.

    The total cost to Avon under the indemnity cannot be determined with certainty as a result of such factors, among other things, as the status of environmental information relating to the sites owned by the purchaser, the regulatory involvement, the unknown magnitude and timing of cleanup efforts, if any, to be undertaken by the purchaser or Mallinckrodt, the possibility of recoveries against other parties, the uncertainty of the success of Avon's defenses, and unasserted claims, if any. There have recently been discussions between Avon and Mallinckrodt Group about resolving all or a portion of the indemnification dispute. These factors have been assessed and will continue to be assessed by Avon in estimating reserves to be recorded in its consolidated financial statements.

    The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and are expected to be determined over a number of years. Accordingly, the total cost to Avon cannot

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


currently be determined with certainty. The reserves for such contingencies at June 30, 1995, which are recorded gross without anticipation of insurance recoveries or other third-party recoveries, if any, have been estimated by Avon's management based on its review of currently known facts and circumstances at June 30, 1995. In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at June 30, 1995 should not have a material adverse impact on Avon's consolidated financial position or results of operations, based on the current levels of such amounts. However, this difference, if any, could have a material effect on results of operations in a future period when resolved.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



ITEM 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition

Results of Operations--Three Months Ended June 30, 1995 and 1994.

Consolidated

    Avon's net income for the three months ended June 30, 1995 of $80.4 million, or $1.17 per share, increased 60 percent and 65 percent, respective-ly, from net income of $50.1 million, or $.71 per share, in the comparable period of 1994. The 1995 results for the second quarter include the following one-time pretax items: a gain of $25.0 million, net of related costs, from a cash settlement of a lease dispute and charges of $12.0 million related to an early retirement program implemented in Japan and $11.0 million for severance costs, primarily in Europe, as part of Avon's program to reduce fixed expenses in certain markets. These programs are anticipated to be substantially completed during 1995. The lease dispute related to the overpayment of previous years' rent for the Company's headquarters building. The $25.0 million gain represents a $14.0 million recovery of disputed rent, which is included in Marketing, Distribution and Administrative Expenses, and $11.0 million of interest, net of related costs, which is included in Other (Income)/Expense, Net. The net effect of these one-time items in the quarter was to increase income from continuing operations and net income by $3.0 million, or $.04 per share. The Japan and Europe expense reduction programs are anticipated to generate $5.0 million and $4.0 million, respectively, of savings in 1995, with higher levels of savings to be realized in 1996 and beyond. The 1994 results for the second quarter include a net loss of $22.2 million, or $.31 per share, for discontinued operations relating to the sale of Giorgio Beverly Hills, Inc. ("Giorgio").


Continuing Operations

    Income from continuing operations for the three months ended June 30, 1995 was $80.4 million, an 11 percent increase over the comparable period of 1994. Income per share from continuing operations increased 15 percent to $1.17 from $1.02 in 1994. The 15 percent increase in income per share over the comparable period of the prior year exceeds the 11 percent increase in income from continuing operations because of the lower average shares outstanding for 1995 compared with 1994 as a result of a share repurchase program started in 1994. Pretax income of $133.7 million increased 11 percent due to higher sales, the net effect of the one-time items previously discussed, lower interest expense and monetary correction expense in Brazil and reduced foreign exchange losses mainly in Venezuela. These favorable results were partially offset by lower interest income in Brazil and higher corporate non-operating expenses. Income from continuing operations was further reduced by a higher effective tax rate (39.9 percent versus 39.0 percent in 1994) resulting primarily from the mix of earnings and income tax rates of International subsidiaries.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    Net sales for the three months ended June 30, 1995 of $1.1 billion increased $56.8 million, or 6 percent, over the comparable period of the prior year. The increase was primarily due to higher International sales as a result of strong unit growth throughout most of the Americas Region, particularly Brazil, and the Pacific Rim markets and the favorable exchange rate impact of the European currencies and the Japanese yen against the weaker U.S. dollar. These improvements were partially offset by lower sales in Mexico primarily as a result of the substantially weaker peso caused by the major devaluation in December 1994 and the weak economic conditions, lower sales in the U.S., primarily due to a lower average order size, and operational sales declines in Japan.

    Cost of sales as a percentage of sales was 38.1 percent in the second quarter of 1995 compared to 38.6 percent in the second quarter of 1994. The improved cost ratio was primarily due to significant gross margin improve-ments in Brazil, as a result of the favorable impact of a government economic stabilization program implemented in July 1994, in the Pacific Rim, and, to a lesser extent, in Germany. These improvements were partially offset by a decline in gross margin in the United Kingdom and Japan.

    Marketing, distribution and administrative expenses of $523.1 million increased $32.7 million, or 7 percent, over the comparable period of 1994 and increased as a percentage of sales to 49.2 percent from 48.7 percent in 1994. Excluding the one-time items previously mentioned, operating expenses would have increased $23.3 million and the operating expense ratio would have declined slightly. The higher expense level is due to sales-related increases in Brazil and higher operating expenses throughout most of Europe, and the Pacific Region. These increases were partially offset by lower expenses in Mexico due to the impact of the peso devaluation and lower selling expenses in the U.S.

    Interest expense decreased $4.9 million from the comparable period of last year due to lower interest rates in Brazil. This decrease was partially offset by higher borrowings in the Eastern European markets. Interest income decreased $4.2 million from the comparable period of the prior year mainly as a result of lower interest rates in Brazil due to the government economic stabilization plan.

    Other (income)/expense, net, of $2.4 million was $4.7 million favorable to last year primarily due to an $11.0 million gain related to the interest portion of the cash settlement of the lease dispute, net of related costs, lower monetary correction expense in Brazil and favorable net foreign exchange, primarily in Venezuela, partially offset by higher corporate non-operating expenses.


United States

    Net sales decreased 4 percent in the second quarter of 1995 reflecting a 7 percent decrease in average order size partially offset by a 3 percent increase in the number of Representative orders. Units sold increased 1

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


percent reflecting strength in the cosmetics, fragrances and toiletries ("CFT"), primarily color, and gift and decorative categories which were partially offset by a decline in the apparel category. U.S. sales declined versus a very strong 1994 second quarter which included the launches of the apparel line, vitamins and several innovative beauty products.

    Pretax income improved 2 percent over the prior year period as a result of lower variable selling expenses and lower marketing program expenses, which more than offset the impact of the sales decline.


International

    Net sales increased 11 percent over the comparable period of 1994 and pretax income decreased 12 percent. Excluding the one-time pretax charges for Japan's early retirement program and European severance costs, International pretax income increased 8 percent. The sales increase was primarily due to strong operational improvements in Brazil, primarily sales of higher-priced products; the favorable impact of a weaker U.S. dollar against the Japanese yen and most European currencies; price increases and increased units sold in Venezuela; and increased units sold in the Philippines, China and the Americas Region. Although much of the sales increase in Europe was driven by strong currencies, units sold increased 1 percent. Also, there was an increase in active Representatives in Germany and an improved trend in customers served in France and Spain. These increases reflected sooner-than-expected improvements from last year's regional results. These improvements were partially offset by the negative impact of the peso devaluation in Mexico reflecting the current weak economic environment which has caused a shift in consumer spending to lower-priced products. Although Mexico sales were lower in U.S. dollars, sales were higher in local currency with growth in orders and active Representatives. Also, beginning in the second quarter of 1995, the impact of the peso devaluation was partially offset by price increases, which, by the end of the second quarter, were in line with inflation. Over the second half of 1995, price increases are expected to keep pace with inflation and continue to help offset the unfavorable translation effects. In addition, an operational sales decline in Japan reflected the continuing effects from last year's sales force reconfiguration compounded by an uncertain economy and intense competition from discounters. Recovery programs are in place in Japan, including Representative incentive programs, a stepped-up advertising campaign and revamped merchandising plans.

    Excluding the one-time charges, previously discussed, there was an increase in pretax income which reflected the overall sales increase, with continued strong operating results in Brazil reflecting the benefits of the government economic stabilization program. This program has produced lower levels of inflation and improved consumer confidence. In addition, Brazil, with a higher number of Representatives at the end of the second quarter of 1995, has been able to take advantage of this improved economic environment. The increase in pretax income is also due to strong operational results in the Pacific Rim driven by higher units sold as well as an improved

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



operating expense ratio in Europe reflecting the effect of previous expense reduction efforts in the Region. These increases were partially offset by operational shortfalls in Japan and the unfavorable impact of the peso devaluation and weak economy in Mexico.


Results of Operations--Six Months Ended June 30, 1995 and 1994.

Consolidated

    Avon's net income for the six months ended June 30, 1995 was $114.8 million, or $1.67 per share, compared to net income of $34.4 million, or $.48 per share, in the comparable period of 1994. The 1995 results include the previously discussed one-time items which had the net effect of increasing income from continuing operations and net income by $3.0 million, or $.04 per share. The 1994 results include a loss of $23.8 million, or $.34 per share, for discontinued operations relating to the sale of Giorgio, and a non-cash charge for accounting changes of $45.2 million after-tax, or $.63 per share. The charge for accounting changes is for the cumulative effect of changes in accounting principles for the following: Statement of Financial Accounting Standards ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits", for all applicable operations of $28.9 million; FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", for foreign benefit plans of $8.0 million; and costs related to the development of information systems of $8.3 million. Effective January 1, 1994, internal information systems development costs are being expensed as incurred, rather than deferred and amortized over future periods.


Continuing Operations

    Income from continuing operations before the cumulative effect of accounting changes for the six months ended June 30, 1995 was $114.8 million an 11 percent increase over the comparable period of 1994. Income per share from continuing operations increased 15 percent to $1.67 from $1.45 in 1994. The 15 percent increase in income per share over the comparable period of the prior year exceeds the 11 percent increase in income from continuing operations because of the lower average shares outstanding for 1995 as compared to 1994.

    Pretax income of $190.2 million increased 11 percent due to higher sales, a slight improvement in gross margin, and lower interest and monetary correction expenses in Brazil. In addition, the improvement in pretax income reflects the one-time items previously discussed. These favorable results were partially offset by unfavorable net foreign exchange and lower interest income mainly in Brazil and higher corporate non-operating expenses. Net income was further reduced by a higher effective tax rate (39.9 percent versus
39.0 percent in 1994) resulting primarily from the mix of earnings and income tax rates of International subsidiaries.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    Consolidated net sales for the six months ended June 30, 1995 were $2.0 billion, a $147.0 million, or 8 percent, increase over the comparable period of 1994. The sales increase was primarily due to higher sales in the U.S., reflecting an increase in the number of Representative orders; operational increases in most markets in the Americas Region, primarily Brazil, and in the Pacific Rim; and the favorable impact of a weaker U.S. dollar in relation to most of the currencies in Europe and Japan. These improvements were partially offset by lower sales in Mexico due to the major peso devaluation and weak economic environment and operational sales declines in Japan, Germany and the United Kingdom.

    Cost of sales as a percentage of sales was 38.8 percent in 1995 compared to 39.2 percent in 1994. The improved cost ratio was primarily due to significant gross margin improvements in Brazil reflecting the favorable impact of lower inflation due to a government economic stabilization program implemented last year and improved gross margins throughout most of the Pacific Rim. These improvements were partially offset by lower gross margins in the United Kingdom and Japan, and to a lesser extent, in the U.S.

    Marketing, distribution and administrative expenses of $1.0 billion increased $81.4 million, or 8 percent, over the comparable period of 1994 and increased as a percentage of sales to 51.0 percent from 50.6 percent in 1994. Excluding the one-time charges in Europe and Japan and the one-time lease settlement gain, previously mentioned, the operating expenses increased $72.0 million and the operating expense ratio declined slightly. The higher expenses are associated with sales increases in Brazil, higher operating expenses throughout Europe and continued expansion of the Pacific Rim markets. These increases were partially offset by lower expenses in Mexico due to the impact of the peso devaluation.

    Interest expense decreased $10.4 million from the comparable period of last year as a result of lower interest rates in Brazil, lower debt levels and interest rates in the U.S., and lower borrowings in Japan. These decreases were partially offset by higher borrowings in the Eastern European markets as part of Avon's growth strategy. Interest income decreased $5.3 million compared to the comparable period of the prior year mainly due to lower interest rates in Brazil.

    Other expense, net, of $8.1 million increased $.9 million from the comparable period of 1994. This increase was primarily due to net foreign exchange losses in 1995 compared to net foreign exchange gains in 1994 in Brazil and higher corporate non-operating expenses. The increase was partially offset by the $11.0 million gain from the lease dispute settlement and lower monetary correction expense in Brazil.


United States

    Net sales increased 3 percent reflecting a 4 percent increase in the number of Representative orders, partially offset by a 1 percent decrease in average order size. The sales improvement reflects a 4 percent increase

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



in units sold due to increases in the apparel, CFT, primarily color, and gift and decorative categories. In addition, sales increased as a result of sales of "Avon Style" apparel and vitamins, which were both launched during the second quarter of 1994.

    Pretax income increased 9 percent over the prior year period primarily due to the sales increase and a favorable operating expense ratio, partially offset by a slight decline in gross margin due to higher sales of the lower margin apparel line.


International

    Net sales increased 11 percent over the comparable period of 1994 while pretax income decreased 14 percent due to the early retirement and severance programs in Japan and Europe, previously discussed. Excluding these one-time charges, International pretax income increased 1 percent. The sales improvement was primarily due to operational increases throughout most markets in the Americas Region reflecting strong unit growth and sales of higher-priced products in Brazil, Venezuela and Argentina and operational improvements in the Pacific Rim reflecting increased units sold in the Philippines, China and Malaysia. In addition, the sales increase was due to the favorable impact of a weaker U.S. dollar throughout most of Europe and Japan. These favorable results were partially offset by lower sales in Mexico due to the negative impact of the peso devaluation and a customer shift to the purchase of lower-priced items; operational declines reflecting a decrease in units sold in Germany and the United Kingdom; and unit declines in Japan as well as sales of lower-priced products and a lower number of active Representatives.

    The decrease in pretax income reflects costs associated with the early retirement program in Japan and severance programs in Europe, the negative impact of the peso devaluation in Mexico and operational sales shortfalls in Japan, Germany and the United Kingdom. The decrease in pretax income also reflects higher operating expenses in Germany and gross margin investments in the United Kingdom to reduce inventory levels and increase sales as well as higher distribution costs. These decreases in pretax income were partially offset by the overall sales growth, primarily in Brazil, where there was a large increase in consumer spending following the economic stabilization program implemented last year and operational improvements in the Pacific Rim, primarily China and the Philippines, as a result of an increase in units sold and number of active Representatives.



Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, net cash usage was $235.5 million in the first half of 1995 compared with $310.2 million in the comparable period of 1994.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



The decrease in the cash usage reflects lower cash used for the repurchase of common stock, a favorable exchange rate impact due to the weaker U.S. dollar against most European currencies, as well as the Japanese yen and a decrease in cash used by operations, discussed below. During the first half of 1995, the Company purchased, under the stock repurchase program begun last year, approximately 954,000 shares of common stock for $57.8 million compared with $96.1 million spent for the repurchase of approximately 1,674,000, shares of common stock during the comparable period in 1994. As of June 30, 1995, the cumulative number of shares repurchased was approximately 4.2 million shares.

    For the first half of 1995, cash used by operations was $94.3 million, compared with $108.7 million in 1994. This lower cash usage resulted from an increase in net income, mainly Brazil; the cash settlement related to the lease dispute, previously discussed; higher funding of benefit plans in 1994; lower working capital levels in most European markets; and a favorable impact from non-cash items, primarily translation in Brazil. These improvements were partially offset by higher working capital levels in the U.S., Brazil and Argentina.


Capital Resources

    Total debt increased $137.6 million to $315.3 million at June 30, 1995 from $177.7 million at December 31, 1994, principally due to normal seasonal working capital requirements during the first six months of 1995. Total debt at June 30, 1995 of $315.3 million was $43.4 million lower than total debt of $358.7 million at June 30, 1994. The higher debt at June 30, 1994 was primarily due to the higher number of common shares repurchased and the higher funding of benefit plans in 1994.

    At June 30, 1995, there were no borrowings under the $600 million revolving credit and competitive advance facility agreement ("Credit Agreement"). This credit agreement is also used to support the Company's commercial paper borrowings which at June 30, 1995 had $124.5 million outstanding.

    At June 30, 1995, there were no borrowings under the Company's bankers' acceptance facilities.

    Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs. It is also currently anticipated that existing debt maturing over the next five years will be paid without refinancing.


Working Capital

    As of June 30, 1995, working capital was $15.7 million compared with $9.3 million at the end of 1994. The increase from December 1994 was primarily due

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



to higher investments in working assets (current assets excluding cash and equivalents), most significantly inventory, which reflects the seasonal pattern of Avon's operations and a decrease in accounts payable. These changes were partially offset by an increase in debt maturing within one year and a decrease in cash and equivalents. The inventory increase is due to higher apparel inventory in the U.S.; meeting higher sales levels in Brazil, Argentina, Venezuela, and most of the Pacific Rim markets; and the effects of sales shortfalls in the United Kingdom and Japan.

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

    At June 30, 1995, the Company had two interest rate swap agreements on its 170 million 6-1/8 percent Deutsche Mark Notes ("Notes"). Each agreement has a notional principal amount of $100.0 million. These agreements have converted the interest rate on the Notes to a variable rate established at 1.4 percentage points above one-month LIBOR from December 31, 1994 to May 6, 1998, when the Notes mature. The Company also had two interest rate cap contracts at June 30, 1995. One contract is for the calendar year 1995 and places a ceiling on one-month LIBOR at 6 percent. The other contract is for the period January 1996 to the maturity of the Notes and places a ceiling on one-month LIBOR at 9 percent. The notional principal amount of each cap is $100.0 million. The one-month LIBOR at June 30, 1995 was 6.125 percent and the average rate for the three and six months then ended was approximately
6.1 percent respectively. In early July 1995, the Company entered into an interest rate swap agreement, primarily because of the historically low interest rates, which effectively converted the Notes from a floating to a fixed interest rate through the maturity date of the Notes. The fixed interest rate on this new swap agreement is slightly below 5.8 percent. As a

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



result of the existing swap, the new interest rate is established at 1.4 percentage points above this new 5.8 percent interest rate swap. In addition, the interest rate cap contracts discussed above no longer hedge the Notes and, therefore, will be marked-to-market with any resulting adjustments included in income.

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

    At June 30, 1995, the Company held foreign currency forward contracts with notional amounts totalling $174.5 million and option contracts with notional amounts totalling $45.2 million to hedge foreign currency items. During the second quarter of 1995, the Company entered into certain yen option contracts with notional amounts of $50.6 million to economically hedge certain foreign currency exposures. These option contracts do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The marked-to-market adjustment on these option contracts at June 30, 1995 was insignificant. The Company's risk of loss on these options in the future is limited to premiums paid, which are insignificant.

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


New Accounting Standard

    FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995 but may be adopted earlier. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company does not anticipate any significant impact to its results of operations or financial position upon adoption.

                              AVON PRODUCTS, INC.




                          PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit
         Number                         Description

          11.1    --Statement re computation of primary income per share.

          11.2 --Statement re computation of fully diluted income per share.

          27      --Financial Data Schedule


  (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the second quarter of 1995.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AVON PRODUCTS, INC.
                                 (Registrant)


Date:  August 11, 1995       By /s/     MICHAEL R. MATHIESON
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President & Controller
                                   Principal Accounting Officer


                             Signed both on behalf of the registrant
                             and as principal accounting officer.