Form 10-Q
period 1995-09-30
AVON PRODUCTS INC
filed 1995-11-14
CIK 8868

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995

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


Yes  X    No ___



The number of shares of Common Stock (par value $.50) outstanding at October 31, 1995 was 67,867,647.

                               Table of Contents



                        Part I.  Financial Information


                                                                      Page
                                                                     Numbers

Item 1.  Financial Statements

         Consolidated Statement of Income
           Three Months Ended September 30, 1995 and
             September 30, 1994                                         3
           Nine Months Ended September 30, 1995 and
             September 30, 1994                                         4

         Consolidated Balance Sheet
           September 30, 1995 and December 31, 1994                     5

         Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1995 and
             September 30, 1994                                         6

         Notes to Consolidated Financial Statements                     7-10



Item 2.  Management's Discussion and Analysis of the
           Results of Operations and Financial Condition               11-20







                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                              21

Signatures                                                             22

                        PART I.  FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share data)




                                                      Three months ended
                                                         September 30
                                                      -------------------
                                                      1995           1994
                                                      ----           ----
                                                          (unaudited)

Net sales.......................................  $1,067.8       $1,009.8

Costs, expenses and other:
Cost of sales...................................     419.4          392.9
Marketing, distribution and
  administrative expenses.......................     551.3          515.2
Interest expense................................      11.4           11.2
Interest income.................................      (4.5)          (2.0)
Other expense, net..............................       3.0           11.9
                                                  --------       --------
  Total costs, expenses and other...............     980.6          929.2
                                                  --------       --------

Income before taxes and minority interest.......      87.2           80.6
Income taxes....................................      31.4           28.7
                                                  --------       --------
Income before minority interest.................      55.8           51.9
Minority interest...............................       (.6)           (.6)
                                                  --------       --------

Net income......................................  $   55.2       $   51.3
                                                  ========       ========

Net income per share............................  $    .81       $    .73
                                                  ========       ========

Average shares outstanding                           68.02          70.17
                                                  ========       ========




The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share data)



                                                      Nine months ended
                                                        September 30
                                                     -------------------
                                                      1995          1994
                                                      ----          ----
                                                          (unaudited)

Net sales.......................................  $3,108.0      $2,903.0

Costs, expenses and other:
Cost of sales...................................   1,211.6       1,134.4
Marketing, distribution and
  administrative expenses.......................   1,591.4       1,473.9
Interest expense................................      30.7          40.9
Interest income.................................     (14.2)        (17.0)
Other expense, net..............................      11.1          19.1
                                                  --------      --------
  Total costs, expenses and other...............   2,830.6       2,651.3
                                                  --------      --------

Income from continuing operations before
  taxes, minority interest and cumulative
  effect of accounting changes..................     277.4         251.7
Income taxes....................................     107.3          95.4
                                                  --------      --------
Income from continuing operations before
  minority interest and cumulative effect
  of accounting changes.........................     170.1         156.3
Minority interest...............................       (.1)         (1.6)
                                                  --------      --------
Income from continuing operations before
  cumulative effect of accounting changes.......     170.0         154.7
Discontinued operations
  Income, net of taxes..........................        --           1.2
  Loss on sale..................................        --         (25.0)
Cumulative effect of accounting changes.........        --         (45.2)
                                                  --------      --------
Net income......................................  $  170.0      $   85.7
                                                  ========      ========
Income (loss) per share:
  Continuing operations.........................  $   2.49      $   2.18
  Discontinued operations.......................        --          (.34)
  Cumulative effect of accounting changes.......        --          (.63)
                                                  --------      --------
Net income......................................  $   2.49      $   1.21
                                                  ========      ========

Average shares outstanding                           68.38         70.98
                                                  ========      ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                  September 30    December 31
                                                      1995           1994
                                                  ------------    -----------
                                                          (unaudited)
ASSETS
Current assets:
Cash and equivalents.............................    $   98.2        $  214.8
Accounts receivable..............................       399.4           373.7
Inventories......................................       545.8           412.8
Prepaid expenses and other.......................       206.8           149.0
                                                     ---------       --------
    Total current assets.........................     1,250.2         1,150.3
                                                     ---------       --------

Property, plant and equipment, at cost...........     1,183.9         1,146.7
Less accumulated depreciation....................       652.8           618.3
                                                     ---------       --------
                                                        531.1           528.4
                                                     ---------       --------

Other assets.....................................       311.2           299.6
                                                     ---------       --------
    Total assets.................................    $2,092.5        $1,978.3
                                                     =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year....................    $  230.4        $   61.2
Accounts payable.................................       320.7           408.0
Accrued compensation.............................       122.1           100.0
Other accrued liabilities........................       233.8           222.3
Sales and other taxes............................        84.7            95.7
Income taxes.....................................       262.7           253.8
                                                     ---------       --------
    Total current liabilities....................     1,254.4         1,141.0
                                                     ---------       --------

Long-term debt...................................       114.3           116.5
Employee benefit plans...........................       384.9           366.6
Deferred income taxes............................        32.8            32.2
Other liabilities................................       135.5           136.4

Shareholders' equity:
Common stock.....................................        43.4            43.3
Additional paid-in capital.......................       667.5           660.5
Retained earnings................................       276.6           212.4
Translation adjustments..........................      (191.3)         (187.1)
Treasury stock, at cost..........................      (625.6)         (543.5)
                                                     ---------       --------
    Total shareholders' equity...................       170.6           185.6
                                                     ---------       --------
    Total liabilities and shareholders' equity...    $2,092.5        $1,978.3
                                                     =========       ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)
                                                           Nine months ended
                                                              September 30
                                                           -----------------
                                                           1995         1994
                                                           ----         ----
                                                              (unaudited)
Cash flows from operating activities:
Net income............................................. $ 170.0       $ 85.7
Adjustments to reconcile net income to net cash
  (used) by operating activities:
    Cumulative effect of accounting changes, net.......      --         45.2
    Discontinued operations, net.......................      --         23.8
    Payments for restructuring costs...................      --         (3.5)
    Depreciation and amortization......................    43.4         41.3
    Provision for doubtful accounts....................    56.1         42.3
    Translation losses (gains).........................     2.2        (10.4)
    Deferred income taxes..............................    (6.7)         (.4)
    Other..............................................    25.6         18.8
    Changes in assets and liabilities:
      Accounts receivable..............................   (93.7)      (132.1)
      Inventories......................................  (134.3)      (140.6)
      Prepaid expenses and other.......................   (62.3)       (27.5)
      Accounts payable and accrued liabilities.........   (38.3)        18.6
      Income and other taxes...........................     1.5        (18.1)
      Noncurrent assets and liabilities................    (8.5)       (39.4)
                                                        -------       ------
Net cash (used) by continuing operations...............   (45.0)       (96.3)
Net cash (used) by discontinued operations.............    (6.0)        (2.0)
                                                        -------       ------
Net cash (used) by operating activities................   (51.0)       (98.3)
                                                        -------       ------
Cash flows from investing activities:
Capital expenditures...................................   (44.5)       (60.8)
Disposal of assets.....................................     2.0          4.4
Proceeds from sale of Giorgio Beverly Hills, Inc.......      --        150.0
                                                        -------       ------
Net cash (used) provided by investing activities.......   (42.5)        93.6
                                                        -------       ------
Cash flows from financing activities:
Cash dividends.........................................  (110.4)      (106.3)
Debt, net (maturities of three months or less).........   187.1        112.8
Proceeds from short-term debt..........................    22.1         23.3
Retirement of short-term debt..........................   (21.4)        (9.7)
Retirement of long-term debt...........................   (23.3)       (12.0)
Repurchase of common stock.............................   (85.0)      (137.2)
Proceeds from exercise of stock options, net of taxes..     1.2           .6
                                                        -------       ------
Net cash (used) by financing activities................   (29.7)      (128.5)
                                                        -------       ------
Effect of exchange rate changes on cash and
  equivalents..........................................     6.6         (6.0)
                                                        -------       ------
Net decrease in cash and equivalents...................  (116.6)      (139.2)
Cash and equivalents beginning of period...............   214.8        223.9
                                                        -------       ------
Cash and equivalents end of period..................... $  98.2       $ 84.7
                                                        =======       ======

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

    Giorgio's operating results are segregated and reported as discontinued operations for the nine months ended September 30, 1994.


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


4.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash (used) by continuing operations" includes the following cash payments for interest and income taxes:

                                                           Nine months ended
                                                             September 30
                                                           -----------------
                                                           1995         1994
                                                           ----         ----

    Interest............................................  $ 23.8      $ 32.9
    Income taxes, net of refunds received...............   105.4       106.4

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


5.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the three and nine months ended September 30, 1995 compared to the respective periods of 1994 is primarily due to the shares acquired under the 10 percent or approximately 7 million share repurchase program which began in the first quarter of 1994. During the first nine months of 1995, the Company purchased approximately 1,350,000 shares of common stock compared to approximately 2,380,000 shares purchased during the first nine months of 1994. As of September 30, 1995, the cumulative number of shares repurchased was approximately 4.6 million shares for a total cost of approximately $273.2.



6.  INVENTORIES

                                            September 30         December 3l
                                                1995                1994
                                            ------------         -----------

     Raw materials.......................         $151.5              $118.4
     Finished goods......................          394.3               294.4
                                                  ------              ------
                                                  $545.8              $412.8
                                                  ======              ======


7.  DIVIDENDS

    Cash dividends paid per share of common stock were $.55 and $1.55 for the three and nine months ended September 30, 1995, respectively, and $.50 and $1.40 for the corresponding 1994 periods. On August 2, 1995, Avon increased the regular quarterly dividend on common shares from $.50 to $.55, increasing the annual rate to $2.20 per share from $2.00 per share. The first quarterly dividend at the new rate of $.55 was paid on September 1, 1995.


8.  NEW ACCOUNTING STANDARDS

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

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)



    FAS No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995 and is effective for transactions entered into in fiscal years beginning after December 15, 1995, but may be adopted earlier. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock and stock appreciation rights as well as non-employee equity transactions. This statement requires the recording of an expense using a fair value based method of accounting for employee stock options or similar equity instruments. It encourages all entities to adopt that method of accounting for all of their employee stock compensation plans but permits entities to continue their present method of accounting for stock-based employee compensation plans. At the present time, the timing and the effect of the adoption of FAS No. 123 on Avon's results of operations or financial position have not been determined.


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

    In 1988, Mallinckrodt, Inc. ("Mallinckrodt") and International Minerals & Chemical Corporation, now known as Mallinckrodt Group Inc. ("Mallinckrodt Group"), filed a lawsuit against Avon in the St. Louis Missouri City Circuit Court arising from Avon's sale of Mallinckrodt to Mallinckrodt Group in 1986. The suit alleged that a certain patent dispute and settlement, referred to as the DuPont patent case, various environmental claims and numerous other lawsuits and claims are contingent liabilities covered by an indemnification given by Avon in connection with the sale of Mallinckrodt. In July 1992, a jury returned a verdict in the DuPont patent case for $16.0, and a judgment for that amount plus interest was entered. In November 1992, the Court granted Mallinckrodt Group's motion for a judgment notwithstanding the verdict ("JNOV") and directed a verdict for plaintiffs in the amount of $27.1 plus interest; as of September 30, 1995, the interest accruable on such verdict would amount to approximately $19.0. Avon and Mallinckrodt Group appealed the JNOV decision and in November 1994, the Missouri Court of Appeals overturned the JNOV and ordered a new trial. Such re-trial began on October 30, 1995.
See Note 10 regarding a Subsequent Event.

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

    The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and are expected to be determined over a number of years. Accordingly, the total cost to Avon cannot currently be determined with certainty. The reserves for such contingencies at September 30, 1995, which are recorded gross without anticipation of insurance recoveries or other third-party recoveries, if any, have been estimated by Avon's management based on its review of currently known facts and circumstances at September 30, 1995. In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at September 30, 1995 should not have a material adverse impact on Avon's consolidated financial position or results of operations, based on the current levels of such amounts. However, this difference, if any, could have a material effect on results of operations in a future period when resolved.


10. Subsequent Event

    In early November 1995, re-trial of the DuPont patent case was discontinued on the basis that the Company and Mallinckrodt Group were making substantial progress toward resolving the contingencies in the indemnification dispute as discussed in Note 9 of the Notes to Consolidated Financial Statements.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



ITEM 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition

Results of Operations--Three Months Ended September 30, 1995 and 1994.

Consolidated

    Avon's net income for the three months ended September 30, 1995 of $55.2 million, or $.81 per share, increased 8 percent and 11 percent, respectively, from net income of $51.3 million, or $.73 per share, in the comparable period of 1994. The 11 percent increase in income per share over the comparable period of the prior year exceeds the 8 percent increase in net income because of the lower average shares outstanding for 1995 compared with 1994, as a result of a share repurchase program started in 1994. Pretax income of $87.2 million increased 8 percent due to higher sales, favorable foreign exchange and in Brazil, lower monetary correction expense and higher interest income. These favorable results were partially offset by higher operating expenses and cost of sales. Net income was further reduced by a slightly higher effective income tax rate (36.0 percent versus 35.6 percent in 1994) resulting primarily from the mix of earnings and tax rates of International subsidiaries. In addition, the 1994 effective tax rate was favorably impacted by the utilization of foreign net operating loss carryforwards.

    Consolidated net sales for the three months ended September 30, 1995 of $1.1 billion increased $58.0 million, or 6 percent, over the comparable period of the prior year. The increase was primarily due to higher International sales resulting from strong unit growth in Brazil, Venezuela, Chile, the United Kingdom, and most Pacific markets and the favorable exchange rate impact of a weaker U.S. dollar against the currencies in the Pacific and Europe regions, primarily Japan and Germany. These improvements were partially offset by lower sales in Mexico as a result of the major peso devaluation which has occurred since December 1994, and reduced consumer spending caused by a weak economy.

    Cost of sales as a percentage of sales was 39.3 percent in the third quarter of 1995 compared to 38.9 percent in the third quarter of 1994. The decline in gross margin was primarily due to the margin investments in the U.S. and the United Kingdom and a shift in sales mix to lower margin products in Japan. These declines were partially offset by improved gross margins throughout most Pacific Rim markets and Venezuela.

    Marketing, distribution and administrative expenses of $551.3 million increased $36.1 million, or 7 percent, over the comparable period of 1994 and increased as a percentage of sales to 51.6 percent from 51.0 percent in 1994. The higher expenses are associated with sales increases in Brazil, higher operating expenses throughout most of the Pacific Rim markets and the Europe region, except Germany, and higher paper cost in the U.S. These increases were partially offset by lower expenses in Mexico due to the impact

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



of the peso devaluation and, to a lesser extent, in Argentina and Germany. The increase in the operating expense ratio was primarily due to higher operating expenses in Brazil and the Pacific Rim, with proportionately lower increases in sales and operational sales declines in Mexico. The increase was partially offset by favorable expense ratios throughout the Europe region, most significantly Germany and the United Kingdom, and Japan.

    Other expense, net, of $3.0 million was $8.9 million favorable to the same period last year reflecting favorable net foreign exchange in Japan and Brazil partially offset by unfavorable foreign exchange in Venezuela; and lower monetary correction expense in Brazil.


 United States

    Net sales for the third quarter of 1995 were level compared with the third quarter of 1994. Average order size and number of Representative orders were even with last year. Sales increases for color cosmetics, fragrances, and apparel were offset by declines in the gift and jewelry categories.

    Pretax income decreased 5 percent from the comparable period last year primarily as a result of seasonal sales of "Avon Style" apparel merchandise to reduce inventory levels and substantially higher paper costs.


International

    Net sales increased 9 percent over the comparable period of 1994 and pretax income increased 18 percent. The sales increase was primarily due to strong unit growth in Brazil, and to a lesser extent, Venezuela and Chile; the favorable impact of a weaker U.S. dollar throughout the Pacific region, primarily Japan, and Europe, mainly Germany; and improvements due to strong unit growth, partially offset by a change in sales mix to lower-priced products in the United Kingdom and Japan. These favorable results were partially offset by lower sales in Mexico reflecting the continued negative impact of the peso devaluation as well as unit declines due to reduced consumer spending caused by a weak economy.

    The increase in pretax income reflects the international sales growth and continued strong results in Brazil, due to the continued benefits of the government's economic stabilization program implemented last year which produced lower levels of inflation and improved consumer confidence. In addition, the increase in pretax income was due to operating expense ratio improvements throughout the Europe region, most notably in Germany as a result of lower operating expenses and the United Kingdom reflecting operational sales growth. Also, favorable foreign exchange in Japan contributed to the pretax income increase. Due to the continued operating

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



improvements in the region, Europe results reflected a pretax income in the third quarter versus a pretax loss in the same quarter last year. The increase in pretax income was partially offset by an operational sales decline and the unfavorable impact of the peso devaluation in Mexico; gross margin investments in the United Kingdom to support sales with low margin special offers; a decline in Japan's gross margin reflecting the shift in sales mix to lower margin products; and higher operating expenses for expansion throughout most of the Pacific Rim markets.




Results of Operations--Nine Months Ended September 30, 1995 and 1994.

Consolidated

    Avon's net income for the nine months ended September 30, 1995 was $170.0 million, or $2.49 per share, compared to net income of $85.7 million, or $1.21 per share in the comparable period of 1994. The 1995 results include the following one-time pretax items recorded in the second quarter: a gain of $25.0 million, net of related costs, from a cash settlement of a lease dispute and charges of $12.0 million related to an early retirement program implemented in Japan and $11.0 million for severance costs, primarily in Europe, as part of Avon's program to reduce fixed expenses in certain markets. The lease dispute related to the overpayment of previous years' rent for the Company's headquarters building. The $25.0 million gain represents a $14.0 million recovery of disputed rent, which is included in Marketing, Distribution and Administrative Expenses, and $11.0 million of interest, net of related costs, which is included in Other Expense, net. The net effect of these one-time items was to increase income from continuing operations and net income by $3.0 million, or $.04 per share. The Japan and Europe expense reduction programs are still anticipated to generate $5.0 million and $4.0 million, respectively, of savings in 1995, with higher levels of savings to be realized in 1996 and beyond. The 1994 results include a loss of $23.8 million, or $.34 per share, for discontinued operations relating to the sale of Giorgio Beverly Hills, Inc. ("Giorgio"), and a non-cash charge for accounting changes of $45.2 million after-tax, or $.63 per share. The charge for accounting changes is for the cumulative effect of changes in accounting principles for the following: Statement of Financial Accounting Standards ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits", for all applicable operations of $28.9 million; FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", for foreign benefit plans of $8.0 million; and costs related to the development of information systems of $8.3 million.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Continuing Operations

    Income from continuing operations before the cumulative effect of accounting changes for the nine months ended September 30, 1995 was $170.0 million, a 10 percent increase over the comparable period of 1994. Income per share from continuing operations increased 14 percent to $2.49 from $2.18 in 1994 reflecting lower average shares outstanding for 1995 compared with 1994 due to the stock repurchase program. Pretax income of $277.4 million increased 10 percent due to higher sales and lower net interest expense and monetary correction expense in Brazil, as well as higher pretax income in the U.S. In addition, the increase in pretax income reflects the one-time items previously discussed. These favorable results were partially offset by unfavorable net foreign exchange and higher corporate non-operating expenses. Net income was further reduced by a higher effective income tax rate (38.7 percent versus 37.9 percent in 1994) resulting primarily from the mix of earnings and income tax rates of International subsidiaries. In addition, the 1994 effective tax rate was favorably impacted by the utilization of foreign net operating loss carryforwards.

    Consolidated net sales for the nine months ended September 30, 1995 of $3.1 billion, increased $205.0 million, or 7 percent, over the comparable period of the prior year. The increase was primarily due to strong sales growth in Brazil; higher sales in the U.S., reflecting an increase in the number of Representative orders; operational improvements reflecting unit increases in Venezuela, Chile and the Pacific Rim; and the favorable exchange rate impact of the weaker U.S. dollar in relation to the currencies in the Pacific and Europe regions. These improvements were partially offset by lower sales in Mexico as a result of the major peso devaluation and a shift to sales of lower-priced products in Mexico and Japan and unit declines in Germany.

    Cost of sales as a percentage of sales was 39.0 percent in 1995 compared to 39.1 percent in 1994. The improved cost ratio was primarily due to gross margin improvements in Brazil, reflecting the continued favorable impact of the government's economic stabilization program implemented in July 1994 and in most Pacific Rim markets. These improvements were partially offset by lower gross margins in the United Kingdom, Japan and the U.S.

    Marketing, distribution and administrative expenses of $1.6 billion increased $117.5 million, or 8 percent, over the comparable period of 1994 and increased as a percentage of sales to 51.2 percent from 50.8 percent in 1994. Excluding the one-time charges in Japan and Europe and the one-time lease settlement gain, previously mentioned, operating expenses increased $108.1 million and the operating expense ratio increased slightly. The higher expenses are associated with increased sales in Brazil, Venezuela and Chile, higher operating expenses in most European markets, mainly Germany and the United Kingdom, and throughout the Pacific region. These increases were partially offset by lower expenses in Mexico due to the significant peso devaluation.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    Interest expense decreased $10.2 million from the comparable period of last year as a result of lower interest rates in Brazil and lower debt levels in the U.S. and Japan. These decreases were partially offset by higher borrowings in the Eastern European markets. Interest income decreased $2.8 million compared to the comparable period of the prior year primarily due to lower interest rates in Brazil partially offset by higher interest earned on short-term investments in the U.S.

    Other expense, net, of $11.1 million was $8.0 million favorable compared with the same period of 1994. The decrease was primarily due to the $11.0 million interest portion of the previously discussed lease settlement and lower monetary correction expense in Brazil. The decrease was partially offset by unfavorable foreign exchange reflecting net foreign exchange losses in 1995, primarily Brazil, compared to net foreign exchange gains in 1994, primarily Brazil, and higher corporate non-operating expenses.


United States

    Net sales increased 2 percent reflecting 2 percent increases in the number of Representative orders and units sold. The sales improvement was driven by increases in apparel, color cosmetics, and fragrance categories. "Avon Style" apparel was launched during the second quarter of 1994.

    Pretax income increased 5 percent over the prior year period primarily due to the sales increase and lower operating expenses partially offset by a decline in gross margin due to higher sales of the lower margin apparel line and gross margin investments to reduce inventory levels.


International

    Net sales increased 10 percent over the comparable period of 1994 and pretax income decreased 3 percent due to the early retirement and severance programs in Japan and Europe, previously discussed. Excluding these one-time charges, International pretax income increased 7 percent. The sales improvement was due to strong operational improvements reflecting unit growth throughout most markets in the Americas region; sales of higher-priced products in Brazil; the favorable impact of a weaker U.S. dollar throughout the Pacific region, most significantly Japan, and in Europe, mainly Germany and the United Kingdom; and increased units sold in China, the Philippines and the Eastern European markets. These favorable results were partially offset by lower U.S. dollar sales in Mexico due to the negative impact of the peso devaluation and a customer shift to the purchase of lower-priced products and shortfalls in Japan and Germany reflecting lower unit volume. Although U.S. dollar sales in Mexico were lower, sales were higher in local currency with an increase in units sold and active Representatives.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Additionally, the impact of the peso devaluation was partially offset by price increases which were slightly below the rate of inflation. The operational sales decline in Japan reflects a decline in consumer spending due to the weak Japanese economy. Sales of skin care and make-up, two key product categories in Japan, have declined. As a result, numerous actions, including the previously mentioned early retirement program, have been taken to respond to the market conditions in Japan. These actions have included the upgrade of sales staff, the introduction of innovative products, an increase in advertising and a reduction of the cost base which has allowed a reallocation of resources to support customer growth.

    Excluding the one-time charges, previously discussed, there was an increase in pretax income which was due to the overall sales increase with strong operating improvements and increased orders and units sold in Brazil reflecting the continued benefits of the government's economic stabilization program. This program has produced lower levels of inflation and improved consumer confidence. The increase in pretax income is also attributed to improved gross margins throughout most Pacific Rim markets and improved expense ratios throughout most of Europe reflecting the effect of previous expense reduction efforts in the region. These increases were partially offset by the negative impact of the peso devaluation in Mexico; operational sales shortfalls and a decline in gross margin due to a shift in sales mix to lower-priced products in Japan; and a decline in gross margin in the United Kingdom due to margin investments to support sales and a shift in sales mix to lower-priced items.


Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, net cash usage was $281.1 million in the first nine months of 1995 compared with $253.6 million in the comparable period of 1994. The higher cash usage of $27.5 million reflects the proceeds in 1994 from the sale of Giorgio partially offset by lower cash used in 1995 for the repurchase of common stock, a decrease in cash used by operations, discussed below, lower capital expenditures and a favorable exchange rate impact. This impact was due to the weaker U.S. dollar against most European currencies as well as the Japanese yen. At the present time, it is expected that capital expenditures for the full year will be below last year's level.
This is the result of a delay in certain expenditures. During the first nine months of 1995, the Company purchased approximately 1.4 million shares of common stock for $85.0 million compared with $137.2 million spent for the repurchase of approximately 2.4 million shares of common stock during the comparable period in 1994. As of September 30, 1995, the cumulative number of shares repurchased, under the stock repurchase program begun in early 1994, was approximately 4.6 million shares for a total cost of approximately $273.2 million.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    For the first nine months of 1995, cash used by operations was $51.0 million, compared with $98.3 million in 1994. This lower cash usage resulted from an increase in net income including the cash settlement related to the lease dispute, previously mentioned; higher funding of benefit plans in 1994; and lower working capital levels in most European markets, primarily Germany and Italy. These improvements were partially offset by higher working capital levels in Brazil, Argentina and the U.S.


Capital Resources

    Total debt increased $167.0 million to $344.7 million at September 30, 1995 from $177.7 million at December 31, 1994, principally due to normal seasonal working capital requirements during the first nine months of 1995. Total debt at September 30, 1995 of $344.7 million was $31.0 million higher than total debt of $313.7 million at September 30, 1994. The lower debt at September 30, 1994 was primarily due to the proceeds from the sale of Giorgio received in the third quarter of 1994 partially offset by the higher number of common shares repurchased and the higher funding of benefit plans in 1994.

    At September 30, 1995, there were $15.0 million of borrowings under the $600 million revolving credit and competitive advance facility agreement ("Credit Agreement"). This credit agreement is also used to support the Company's commercial paper borrowings which at September 30, 1995 had $148.0 million outstanding.

    At September 30, 1995, there were no borrowings under the Company's bankers' acceptance facilities.

    Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs. It is also currently anticipated that existing debt maturing over the next five years will be paid without refinancing.


Working Capital

    As of September 30, 1995, current liabilities exceeded current assets by $4.2 million compared with current assets exceeding current liabilities by $9.3 million at the end of 1994. The decline in working capital from December 1994 reflects a decrease in cash and equivalents and an increase in debt maturing within one year resulting from higher inventory levels, higher prepaid expenses, primarily paper costs, and a decrease in accounts payable which reflects the seasonal pattern of Avon's operations. The inventory increase is due to higher apparel inventory in the U.S. and higher sales in Brazil, Argentina, Venezuela and most of the Pacific Rim markets.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    Although current liabilities exceeded current assets at September 30, 1995, management believes this highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.


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

    At September 30, 1995, the Company had three interest rate swap agreements on its 170 million 6-1/8 percent Deutsche Mark Notes ("Notes"). Each agree-ment has a notional principal amount of $100.0 million. In July 1995, the Company entered into an interest rate swap agreement, primarily because of the historically low interest rates, which effectively converted the Notes from a floating to a fixed interest rate through the maturity date of the Notes. The fixed interest rate payable under this new swap agreement is slightly below 5.8 percent. As a result of this new swap, the interest rate is established at 1.4 percentage points above the 5.8 percent interest rate on this swap. The Company has two interest rate cap contracts, each with a notional principal amount of $100 million, which no longer hedge the Notes and, therefore, are marked-to-market with any resulting adjustments included in income. The marked-to-market adjustment on these interest rate cap contracts was insignificant. One of the interest rate cap contracts expires in early 1996 and the other expires in 1998, when the Notes mature.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



    At September 30, 1995, the Company held foreign currency forward contracts with notional amounts totalling $171.9 million and option contracts with notional amounts totalling $78.8 million to hedge foreign currency items.
The Company also entered into certain option contracts with notional amounts of $79.1 million to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The marked-to-market adjustment on these option contracts at September 30, 1995 was insignificant. The Company's risk of loss on these options in the future is limited to premiums paid, which are insignificant.

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


New Accounting Standards

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

    FAS No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995 and is effective for transactions entered into in fiscal years beginning after December 15, 1995, but may be adopted earlier. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock and stock appreciation rights as well as non-employee equity transactions. This statement requires the recording of an expense using a fair value based method of accounting for employee stock options or similar equity instruments. It encourages all entities to adopt that method of accounting for all of their employee stock compensation plans but permits entities to continue their present method of accounting for stock-based employee compensation plans. At the present time, the timing and the effect of the adoption of FAS No. 123 on Avon's result of operations or financial position have not been determined.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



Subsequent Event

    In early November 1995, re-trial of the DuPont patent case was discontinued on the basis that the Company and Mallinckrodt Group were making substantial progress toward resolving the contingencies in the indemnification dispute as discussed in Note 9 of the Notes to Consolidated Financial Statements.

                              AVON PRODUCTS, INC.




                          PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit
         Number                         Description

          11.1    --Statement re computation of primary income per share.

          11.2 --Statement re computation of fully diluted income per share.

          27      --Financial Data Schedule.


  (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the third quarter of 1995.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AVON PRODUCTS, INC.
                                 (Registrant)


Date:  November 13, 1995     By /s/     Michael R. Mathieson
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President & Controller
                                   Principal Accounting Officer


                             Signed both on behalf of the registrant
                             and as principal accounting officer.