Form 10-K
period 1995-12-31
AVON PRODUCTS INC
filed 1996-03-29
CIK 8868

                      FORM 10-K
          SECURITIES AND EXCHANGE COMMISSION

                                         Washington, D.C. 20549

                       [x] Annual Report Pursuant to Section 13 or 15(d)
                             of the Securities Exchange Act of 1934

                             For the fiscal year ended December 31, 1995
                                                OR
                    [ ] Transition Report Pursuant to Section 13 or 15(d) of
                                  the Securities Exchange Act of 1934
                              For the transition period from ____ to ____
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

                                              (212) 546-6015
                                            (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
                Title of each class                    which registered
                -------------------                        -------------------
   Common Stock (par value $.50)         New York Stock Exchange
   Preferred Share Purchase Rights         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirementsfor the past 90 days.
                                                Yes    X            No
                                                --------            --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

    The aggregate market value of Common Stock (par value $.50) held by non-affiliates at February 29, 1996 was $5.4 billion.

     The number of shares of Common Stock (par value $.50) outstanding at February 29, 1996 was 67,246,093.

                                       Documents Incorporated by Reference

Parts I and II         Portions of the 1995 Annual Report to Shareholders.
Part III             Portions of the Proxy Statement for the 1996 Annual
                          Meeting of Shareholders.

                                                         PART I
ITEM 1. BUSINESS

     Avon Products, Inc. ("Avon" or "Company") is one of the world's leading manufacturers and marketers of beauty and related products, which include cosmetics, fragrance and toiletries; gift and decorative; apparel; and fashion jewelry and accessories. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and pretax income from operations by geographic area on page 31 in Avon's 1995 Annual Report to Shareholders.

Distribution

     Avon's products are sold worldwide by approximately 2.0 million Representatives, approximately 445,000 of whom are in the United States. Almost all Representatives are women who sell on a part-time basis. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them directly to their customers.

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

     In order to increase support of the Representative in the United States and allow them to run their business more efficiently as well as to improve order processing accuracy, Avon employs certain electronic order systems technology. One of these systems permits Avon Representatives to submit add-on orders with a touch-tone telephone, enabling them to augment orders already submitted by placing a phone call. Another system, Avon's Personal Order Entry Terminal, permits the top-producing Representatives in the United States to transmit orders electronically by phone line, 24 hours a day, seven days a week.

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

     Avon has many competitors in the gift and decorative products and apparel industries in the United States, including retail establishments, principally department stores, gift shops and direct-mail companies, specializing in these products.

     Avon is one of the leading distributors of fashion jewelry and accessories for women in the United States. Its principal competition in the fashion jewelry industry consists of a few large companies and many small companies that manufacture and sell fashion jewelry for women through retail establishments.

     The number of competitors and degree of competition that Avon faces in its foreign cosmetics, fragrance, toiletries and fashion jewelry markets varies widely from country to country. Avon is one of the leading manufacturers and distributors in the cosmetics, fragrance and toiletries industry in most of its foreign markets, as well as in the fashion jewelry industry in Europe.

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

Avon's consolidated net sales, by classes of principal products, are as follows:

                            Years ended December 31
                            -----------------------

                            1995      1994      1993
                          -------   -------   -------
                                (In millions)
Cosmetics, fragrance
  and toiletries........ $2,797.2  $2,604.2  $2,375.2
Gift and decorative.....    780.6     769.2     663.6
Apparel.................    500.5     480.3     350.0
Fashion jewelry and
   accessories..........    413.8     412.8     455.3
                         --------  --------  --------
                         $4,492.1  $4,266.5  $3,844.1
                          =======   =======   =======

International Operations

     Avon's International operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

     Avon's International operations are conducted primarily through subsidiaries in 40 countries and Avon's products are distributed in some 84 other countries.

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

DISCONTINUED OPERATIONS

     In December 1995, the Company entered into an agreement with Mallinckrodt Group, Inc. ("Mallinckrodt"), which has fully settled the litigation initiated by Mallinckrodt. The settlement covers all indemnity obligations related to Avon's sale of Mallinckrodt, including environmental clean-up claims and litigation concerning Mallinckrodt's settlement of a DuPont patent claim.

     The settlement payments being made by Avon to Mallinckrodt, and related costs, resulted in an after-tax charge to discontinued operations in the fourth quarter of 1995, net of existing reserves, of $29.6 million, or $.43 per share.

     During 1994, the Company sold Giorgio Beverly Hills, Inc. ("Giorgio"), its remaining retail business, for cash of $150.0 million. The Company recorded a loss of $25.0 million on the sale. Giorgio's operating results are segregated and reported as discontinued operations through the date of sale.

     Since the Company has excess capital loss carryforwards, no tax benefits were recognized on the above losses in 1995 and 1994.

     During 1993, Avon recorded a discontinued operations provision of $10.0 million after tax, or $.14 per share, for the final settlement and related expenses in an arbitration proceeding related to a business previously sold.

Contingencies

     Although Avon has completed its divestiture of all discontinued operations, various lawsuits and claims (asserted and unasserted) are pending or threatened against Avon. The Company is also involved in a number of proceedings arising out of the federal Superfund law and similar state laws. In some instances Avon, along with other companies, has been designated as a potentially responsible party which may be liable for costs associated with these various hazardous waste sites. In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1995 should not have a material adverse impact on Avon's consolidated financial position or results of operations.

SEASONAL NATURE OF BUSINESS

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling cosmetics, fragrance and toiletries; gift and decorative products; and fashion jewelry. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were 31 percent and 32 percent of full year net sales in 1995 and 1994, respectively, and fourth quarter pretax income from continuing operations was 40 percent and 42 percent in 1995 and 1994, respectively.

RESEARCH ACTIVITIES

     Avon's research and development department is a leader in the industry, based on the number of new product launches, including formulating affordable, effective beauty treatments relevant to women's needs.

     A team of researchers and technicians applies the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists supplement Avon's own research to deliver new formulas and ingredients.
Each year, Avon researchers test and develop more than 600 products in the cosmetic, fragrance, toiletry and jewelry categories as well as analyze, evaluate and develop gift and decorative products.

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

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $27.8 million in 1995, $27.9 million in 1994 and $28.5 million in 1993. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of cosmetic, fragrance and toiletry products.

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

EMPLOYEES

     At December 31, 1995, Avon employed approximately 31,800 people. Of these, approximately 8,000 were employed in the United States and approximately 23,800 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases somewhat in December when Christmas shipments are completed.

ITEM 2. PROPERTIES

     Avon's principal properties consist of manufacturing laboratories for the production of cosmetics, fragrance and toiletries and fashion jewelry and distribution centers where offices are located and where finished merchandise is warehoused and shipped to Representatives in fulfillment of their orders. Substantially all of these properties are owned by Avon or its subsidiaries, are in good repair, adequately meet Avon's needs and operate at reasonable levels of productive capacity.

     The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY; and the distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. International properties include three manufacturing laboratories, including a fashion jewelry manufacturing laboratory in Ireland, and eight distribution centers in Europe; five manufacturing laboratories and eleven distribution centers in Latin America; one manufacturing and one distribution center in Canada;
and four manufacturing laboratories and nine distribution centers in the Pacific. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facilities in Puerto Rico. During 1995, the Company signed new leases, commencing in 1997, for office facilities for the U.S. and global operations, which will be relocated within New York City.

ITEM 3. LEGAL PROCEEDINGS

     Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon.

     In 1991, a class action lawsuit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). This lawsuit alleges various contract and securities law claims relating to the PERCS (which were fully redeemed that year). Avon has rejected the assertions in this case, believes it has meritorious defense to the claims, and is vigorously contesting this lawsuit.

     In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1995 should not have a material adverse impact on Avon's consolidated financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

-------------------------------------
Executive Officers of the Registrant

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

Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 1996 Annual Meeting of Shareholders.

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:

                                                               Elected
Title                               Name                  Age  Officer
-----                               ----                  ---  -------
Chairman of the Board,
  Chief Executive Officer
  and Director...................   James E. Preston      62   1971

President, Chief
  Operating Officer
  and Director...................   Edward J. Robinson    55   1989

Senior Vice President,
  General Counsel
  and Secretary..................   Ward M. Miller, Jr.   63   1993 (1)

Senior Vice President and Chief
  Financial Officer..............   Edwina D. Woodbury    44   1990

Senior Vice
  Presidents.....................   Christina A. Gold     48   1993
                                    Marcia L. Worthing    53   1988
Group Vice President,
  Taxes and
  Treasurer...................... Robert J. Corti       46   1988

Vice President and
  Controller..................... Michael R. Mathieson  43   1995(2)


(1) Ward M. Miller, Jr. was elected Senior Vice President, General Counsel and Secretary in October 1994. Mr. Miller joined Avon in February 1993 as Vice President. Prior to joining Avon, he was Senior Vice President and General Counsel of Nabisco Brands; and Vice President, Associate General Counsel and Secretary of its parent, RJR Nabisco.

(2) Michael R. Mathieson was elected Vice President and Controller in April 1995. Mr. Mathieson joined Avon in May 1990 as Assistant Corporate Controller. Prior to joining Avon, he was Vice President and Director of Accounting Research for Chase Manhattan Bank.

                                              PART II


ITEM 5. MARKET FOR THE REGISTRANTS COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices of Common Stock by Quarter" on page 41 of Avon's 1995 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1991 through 1995 is incorporated by reference to the "Eleven-Year Review" on pages 58 and 59 of Avon's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL
              CONDITION

     This information is incorporated by reference to "Management's Discussion and Analysis" on pages 29 through 40 of Avon's 1995 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 42 through 56, together with the report thereon of Coopers & Lybrand, L.L.P., on page 57, and "Results of Operations by Quarter" on page 41 of Avon's 1995 Annual Report to
Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

     Not applicable.

                                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the " Election of Directors" and "Information Concerning the Board of Directors" sections of Avon's Proxy Statement for the 1996 Annual Meeting of
Shareholders. Information regarding executive officers is presented in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND
                RELATED TRANSACTIONS

     This information is incorporated by reference to the "Compensation Committee Interlocks and Insider Participation" section and the "Contracts with Executives" section of Avon's Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                             PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

                                               Annual
                                               Report to     Form 10-K
                                               Shareholders  Page
                                               Page Number   Number
(a) 1. Consolidated Financial Statements of
          Avon Products, Inc. and Subsidiaries

       Consolidated statement of income
           for each of the years in the
           three-year period ended
           December 31, 1995                    42
       Consolidated balance sheet at
           December 31, 1995
           and 1994                             43
       Consolidated statement of cash
        flows for each of the years in
        the three-year period ended
        December 31, 1995                       44
       Consolidated statement of
        changes in shareholders'
        equity for each of the years
        in the three-year period
        ended December 31, 1995                 45
       Notes to consolidated financial
        statements                              46-56
       Report of Independent
        Accountants
           Coopers & Lybrand L.L.P..............57
(a) 2. Financial Statement Schedules
        Report of Independent Accountants
           Coopers & Lybrand L.L.P                             S-1
        Consent of Independent Accountants
           Coopers & Lybrand L.L.P                             S-2
        Financial statement schedule for each
         of the years in the three-year period
         ended December 31, 1995 VIII--
            Valuation and qualifying accounts                  S-3

     Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a) 3. Exhibits

Exhibit
Number                                     Description
----------                                    --------------
3.1         Restated Certificate of Incorporation of Avon, filed with the
              Secretary of State of the State of New York on August 12, 1988 (incorporated by reference to Exhibit 3.1 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

3.2         By-laws, as amended to April 27, 1990, of Avon (incorporated by reference to Exhibit 3.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

4.1         Instrument defining the rights of holders of Avon's preferred share purchase rights to purchase Avon's Series A
              Junior Participating Preferred Stock (reference is made to
              Article IIIA of the restated Certificate of Incorporation of Avon, filed with the Secretary of State of New York State on August 12, 1988 and included as Exhibit 3.1 to the 1993 Annual Report on Form 10-K).

4.2         Rights Agreement, dated as of March 30, 1988 (the "Rights
              Agreement"), between Avon and First Chicago Trust Company of New York (as successor to Morgan Shareholder Services Trust Company) (incorporated by reference to Exhibit 1 to Avon's Registration Statement on Form 8-A, filed April 7, 1988).

4.3         Amendment, dated as of January 3, 1989, to the Rights
              Agreement (incorporated by reference to Exhibit 3 to Avon's
             Amendment No. 1 on Form 8, filed January 4, 1989, amending its Registration Statement on Form 8-A, filed April 7, 1988).

4.4         Second Amendment, dated as of April 5, 1990, to the Rights
             Agreement (incorporated by reference to Exhibit 4(c) to Avon's Current Report on Form 8-K, dated April 5, 1990).

4.5        Third Amendment, dated as of May 10, 1990, to the Rights
              Agreement (incorporated by reference to Exhibit 4(d) to Avon's Current Report on Form 8-K, dated May 10, 1990).

4.6         Revolving Credit and Competitive Advance Facility Agreement,
              dated as of October 5, 1994, among Avon, Avon Capital Corporation and a group of banks and other lenders
              (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.1*     Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders May 6, 1993 (incorporated by reference to Exhibit
              10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

10.2*     Form of Stock Option Agreement to the Avon Products, Inc.
              1993 Stock Incentive Plan (incorporated by reference to Exhibit
              10.2 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

10.3*     Avon Products, Inc. 1994 Long-Term Incentive Plan, effective as of January 1, 1994 (incorporated by reference to Exhibit 10.3 to Avon's Annual Report on Form 10-K for the year ended
              December 31, 1993).

10.4*      Avon Products, Inc. 1970 Stock Option Incentive Plan, as
               amended and restated through May 4, 1989 (incorporated by reference to Exhibit 4.6 to Avon's Registration Statement on Form S-8, Registration No. 33-28653, filed May 18, 1989).

10.5*       First Amendment, dated as of November 5, 1992, to the Avon
                Products, Inc. 1970 Stock Option Incentive Plan as amended and restated through May 4, 1989 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.6*        Supplemental Executive Retirement Plan and Supplemental Life
                Plan of Avon Products, Inc., as amended and restated as of September 1, 1994 (incorporated by reference to exhibit 10.6 to Avon's Annual Report on Form 10-K for the year ended December 31, 1994).

10.7*       Benefit Restoration Pension Plan of Avon Products, Inc.,
                effective as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to Avon's Annual Report on Form 10-K for the year ended December 31, 1994).

10.8*        Trust Agreement, amended and restated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

10.9*        First Amendment, dated as of January 30, 1992, to the Trust
                 Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                 Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.10*       Second Amendment, dated as of June 12, 1992 to the Trust
                 Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                 Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.11*      Third Amendment, dated as of November 5, 1992, to the Trust
                 Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to
                 Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.12*      The Avon Products, Inc. Deferred Compensation Plan, as
                 amended and restated as of October 8, 1990 (incorporated by reference to Exhibit 10.5 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

10.13*       First Amendment, dated as of November 5, 1992, to the Avon
                 Products, Inc. Deferred Compensation Plan, as amended and restated as of October 8, 1990 (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.14*       Trust Agreement, dated as of April 12, 1995, between Avon and
                  Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company.

10.15*        Instrument of Amendment, effective as of April 1, 1990
                   amending various employee benefit plans and agreements as stipulated in the Instrument of Amendment (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990).

10.16*        Employment Agreement, dated as of November 1, 1995,
                   between Avon and James E. Preston.

10.17*        Stock Option Agreement between Avon and James E. Preston
                   dated October 30, 1995.

10.18*         Non-Qualified Stock Option Award, dated as of December 5, 1991, granted by Avon to James E. Preston (incorporated by reference to Exhibit 10.11 to Avon's Annual Report on
                   Form 10-K for the year ended December 31, 1991).

10.19*        Employment Agreement, dated as of September 1, 1994,
                   between Avon and Edward J. Robinson (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.20*         Restricted Stock Agreement, effective as of November 4,
                   1993, granted by Avon to Edward J. Robinson (incorporated
                    by reference to Exhibit 10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

10.21*          Form of Employment Agreement, dated as of September 1,
                    1994, between Avon and certain senior officers (incorporated by reference to Exhibit 10.2 to Avon's
                     Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.22*          Avon Products, Inc. Directors' Retirement Plan, effective
                     as of January 1, 1988 (incorporated by reference to Exhibit 10.22 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991).

10.23*          First Amendment, dated as of November 5, 1992, to the Avon
                    Products, Inc. Directors' Retirement Plan (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.24*         Trust Agreement, dated as of December 31, 1991, between
                    Avon and Manufacturers Hanover Trust Company
                    (incorporated by reference to Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended
                    December 31, 1991).

10.25*         First Amendment, dated as of November 5, 1992, to the Trust
                    Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

11.1             Statement re computation of primary income per share.

11.2             Statement re computation of fully diluted income per share.

13                Portions of the Annual Report to Shareholders for the year ended December 31, 1995, incorporated by reference in response to Items 1,5 through 8 in this filing.

21                Subsidiaries of the registrant.

21                Subsidiaries of the registrant.

23                Consent of Coopers & Lybrand L.L.P. (set forth on page S-2 of this Annual Report on Form 10-K).

24                 Power of Attorney

27.                Financial Data Schedule

99                 Financial statements for the Avon Products, Inc.,
                     Employees' Savings and Stock Ownership Plan and the Avon Mirabella/Lomalinda Employees' Savings Plan for the year ended December 31, 1995 will be filed by amendment.

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K

     A report on Form 8-K dated December 8, 1995 was filed. This report disclosed the agreement with Mallinckrodt Group, Inc. setting litigation initiated by Mallinckrodt.

(c)  Avon's Annual Report on Form 10-K for the year ended December 31,
      1995, at the time of filing with the Securities and Exchange
      Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

                                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March 1996.

                                                           Avon Products, Inc.


                                               By /s/WARD M. MILLER, JR.
                                                --------------------------------
                                               Ward M. Miller, Jr.
                                                Senior Vice President, General
                                                Counsel and Secretary

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                  Date
-----------               -----                  -----
                    Chairman of the Board
                    and Chief Executive
                    Officer--Principal
      *             Executive Officer
----------------    and Director           March 27, 1996
James E. Preston


                    President, Chief
       *            Operating Officer and
----------------    Director               March 27, 1996
Edward J. Robinson


                    Senior Vice President
                    and Chief Financial
        *           Officer--Principal
-----------------   Financial Officer      March 27, 1996
Edwina D. Woodbury


                    Vice President and
        *           Controller--Principal
------------------- Accounting Officer     March 27, 1996
Michael R. Mathieson

BRENDA BARNES*      )
RICHARD S. BARTON   )
DANIEL B. BURKE     )
REMEDIOS DIAZ OLIVER*)
EDWARD T. FOGARTY*   )
STANLEY C. GAULT     )
GEORGE V. GRUNE*     )  Directors          March 27, 1996
CHARLES S. LOCKE*    )
ANN S. MOORE*        )
JOSEPH A. RICE*      )
CECILY C. SELBY*     )




*By/s/          WARD M. MILLER, JR.
-----------------------------------         March 27, 1996
Ward M. Miller, Jr. Attorney-in-fact

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Avon Products, Inc.

     Our report on the consolidated financial statements of Avon Products, Inc. and subsidiaries as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 has been incorporated by reference in this Form 10-K from page 57 of the 1995 Annual Report to Shareholders of Avon Products, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the years in the three-year period ended December 31, 1995, as listed in the Index under Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedule for each of the years in the three-year period ended December 31, 1995 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



New York, New York
February 1, 1996                                   /s/Coopers & Lybrand L.L.P.

             CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the following Registration Statements of Avon Products, Inc.:
Form S-8 (Reg. No. 2-37955), Form S-8 (Reg. No. 2-48080),
Form S-8 (Reg. No. 2-61285), Form S-8 (Reg. No. 2-83235),
Form S- 8 (Reg. No. 2-94959), Form S-8 (Reg. No. 33-28653),
Form S-8 (Reg. No. 33-47209), Form S-8 (Reg. No. 33-60218),
Form S-8 (Reg. No. 33-60918), Form S-8 (Reg. No. 33-65998),
Post Effective Amendment No. 1 to Form S-8 (Reg. No. 2-98707), and Pre-Effective Amendment No. 1 to Form S-8 (Reg. No. 33-22099), of our reports dated February 1, 1996 on our audits of (i) the consolidated financial statements of Avon Products, Inc. as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995, which report is included in the 1995 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K and (ii) the 1995, 1994 and 1993 financial statement schedule of Avon Products, Inc., which report is included in this Annual Report on Form 10-K.






New York, New York
March 27, 1996                /s/Coopers & Lybrand L.L.P.

                      AVON PRODUCTS, INC. AND SUBSIDIARIES
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS


                     (In millions)
              Years ended December 31


                               Additions
                         -------------------
             Balance at  Charged to  Charged                 Balance
             beginning   costs and   to other                 at end
             of period   expenses    accounts  Deductions  of period
             ---------   ---------   --------  ----------  ---------
1995
Allowance for
doubtful
accounts
receivable       $27.3       $78.0   $-----      $72.7(a)     $32.6
                 =====       =====    =====      ======       =====
1994
Allowance for
doubtful
accounts
receivable       $22.0       $64.9   $-----      $59.6(a)     $27.3
                 =====       =====    =====      ======       =====
1993
Allowance for
doubtful
accounts
receivable       $21.4       $51.4   $-----      $50.8(a)     $22.0
                 =====       =====    =====      ======       =====

(a) Accounts written off, net of recoveries and foreign currency translation adjustment.