Form 10-K/A
period 1995-12-31
AVON PRODUCTS INC
filed 1996-04-16
CIK 8868

                                FORM 10-K/A
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              Amendment No. 1
            To correct for "End of Submission" command prior to
                   Exhibit 27 - Financial Data Schedule

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

- - -------------------------------------
Executive Officers of the Registrant

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

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:

                                                               Elected
Title                               Name                  Age  Officer
- - -----                               ----                  ---  -------
Chairman of the Board,
  Chief Executive Officer
  and Director...................   James E. Preston      62   1971

President, Chief
  Operating Officer
  and Director...................   Edward J. Robinson    55   1989

Senior Vice President,
  General Counsel
  and Secretary..................   Ward M. Miller, Jr.   63   1993 (1)

Senior Vice President and Chief
  Financial Officer..............   Edwina D. Woodbury    44   1990

Senior Vice
  Presidents.....................   Christina A. Gold     48   1993
                                    Marcia L. Worthing    53   1988
Group Vice President,
  Taxes and
  Treasurer...................... Robert J. Corti       46   1988

Vice President and
  Controller..................... Michael R. Mathieson  43   1995(2)


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

(a) 3. Exhibits

Exhibit
Number                                     Description
- - ----------                                    --------------
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

Signature                Title                  Date
- - -----------               -----                  -----
                    Chairman of the Board
                    and Chief Executive
                    Officer--Principal
      *             Executive Officer
- - ----------------    and Director           March 27, 1996
James E. Preston


                    President, Chief
       *            Operating Officer and
- - ----------------    Director               March 27, 1996
Edward J. Robinson


                    Senior Vice President
                    and Chief Financial
        *           Officer--Principal
- - -----------------   Financial Officer      March 27, 1996
Edwina D. Woodbury


                    Vice President and
        *           Controller--Principal
- - ------------------- Accounting Officer     March 27, 1996
Michael R. Mathieson

BRENDA BARNES*      )
RICHARD S. BARTON   )
DANIEL B. BURKE     )
REMEDIOS DIAZ OLIVER*)
EDWARD T. FOGARTY*   )
STANLEY C. GAULT     )
GEORGE V. GRUNE*     )  Directors          March 27, 1996
CHARLES S. LOCKE*    )
ANN S. MOORE*        )
JOSEPH A. RICE*      )
CECILY C. SELBY*     )




*By/s/          WARD M. MILLER, JR.
- - -----------------------------------         March 27, 1996
Ward M. Miller, Jr. Attorney-in-fact

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