Form 10-Q
period 1996-03-31
AVON PRODUCTS INC
filed 1996-05-13
CIK 8868

                           FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996

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

    The number of shares of Common Stock (par value $.50) outstanding at April 30, 1996 was 67,067,828. This information does not reflect the effect of the May 2, 1996 approved two-for-one stock split with a record date as of the close of business on May 15, 1996.

                          Table of Contents

                 Part I.  Financial Information


                                                              Page
                                                             Numbers
                                                             -------

Item 1.  Financial Statements

         Consolidated Statement of Income
         Three Months Ended March 31, 1996 and
           March 31, 1995....................................   3

         Consolidated Balance Sheet
           March 31, 1996 and December 31, 1995..............   4

         Consolidated Statement of Cash Flows
           Three Months Ended March 31, 1996 and
           March 31, 1995....................................   5

         Notes to Consolidated Financial Statements..........  6-8



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.......  9-16


                   Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.   17

Item 6.  Exhibits and Reports on Form 8-K....................   18

Signatures...................................................   19

                   PART I.  FINANCIAL INFORMATION

                         AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF INCOME
                 (In millions, except per share data)

                                               Three months ended
                                                    March 31
                                               ------------------
                                               1996          1995
                                               ----          ----
                                                  (unaudited)

Net sales................................. $1,016.1      $  976.2

Costs, expenses and other:
Cost of sales.............................    401.6         387.3
Marketing, distribution and
  administrative expenses.................    541.0         517.0
Interest expense..........................      9.6           9.0
Interest income...........................     (3.9)         (4.1)
Other expense, net........................      8.0          10.5
                                           --------       -------
Total costs, expenses and other...........    956.3         919.7
                                           --------       -------
Income before taxes and minority interest.     59.8          56.5
Income taxes..............................     22.7          22.5
                                           --------       -------
Income before minority interest...........     37.1          34.0
Minority interest.........................       .6            .4
                                           --------       -------
Net income................................ $   37.7       $  34.4
                                           ========       =======

Income per share.......................... $    .56       $   .50
                                           ========       =======

Average shares outstanding................    67.25         68.68
                                           ========       =======


Proforma information*:

Income per share.......................... $    .28       $   .25
                                           ========       =======

Average shares outstanding................   134.51        137.35
                                           ========       =======

*The proforma income per share and average shares outstanding reflect the two-for-one stock split which is effective as of the close of business on May 15, 1996, the record date.

The accompanying notes are an integral part of these statements.

                           AVON PRODUCTS, INC.
                       CONSOLIDATED BALANCE SHEET
                              (In millions)

                                            March 31    December 31
                                              1996         1995
                                            --------    -----------
                                                 (unaudited)
ASSETS
Current assets:
Cash and equivalents.....................   $   82.1       $  151.4
Accounts receivable......................      403.2          402.0
Inventories..............................      531.6          466.3
Prepaid expenses and other...............      211.9          195.3
                                            --------       --------
Total current assets.....................    1,228.8        1,215.0
                                            --------       --------

Property, plant and equipment, at cost...    1,158.5        1,169.5
Less accumulated depreciation............      631.0          631.7
                                            --------       --------
                                               527.5          537.8
                                            --------       --------

Other assets.............................      316.4          300.0
                                            --------       --------
Total assets.............................   $2,072.7       $2,052.8
                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year............   $  257.3       $   47.3
Accounts payable.........................      298.0          419.7
Accrued compensation.....................      107.3          109.3
Other accrued liabilities................      255.3          277.3
Sales and other taxes....................       95.0          101.8
Income taxes.............................      300.1          289.9
                                            --------       --------
Total current liabilities................    1,313.0        1,245.3
                                            --------       --------

Long-term debt...........................      113.2          114.2
Employee benefit plans...................      398.2          390.8
Deferred income taxes....................       32.0           33.6
Other liabilities........................       70.5           76.2

Shareholders' equity:
Common stock.............................       43.4           43.4
Additional paid-in capital...............      675.8          672.9
Retained earnings........................      324.4          325.8
Translation adjustments..................     (205.5)        (202.1)
Treasury stock, at cost..................     (692.3)        (647.3)
                                            --------       --------
Total shareholders' equity...............      145.8          192.7
                                            --------       --------
Total liabilities and shareholders'
  equity.................................   $2,072.7       $2,052.8
                                            ========       ========

The accompanying notes are an integral part of these statements.

                         AVON PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In millions)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
                                                            (unaudited)
Cash flows from operating activities:
Net income............................................ $ 37.7       $  34.4
Adjustments to reconcile net income to net cash
  used by operating activities:
Depreciation and amortization.........................   15.8          14.0
Provision for doubtful accounts.......................   16.4          17.2
Translation losses....................................     .3           1.9
Deferred income taxes.................................   (4.7)           .7
Other.................................................    1.1           4.4
Changes in assets and liabilities:
  Accounts receivable.................................  (19.1)        (22.2)
  Inventories.........................................  (65.7)        (81.4)
  Prepaid expenses and other..........................  (16.8)        (15.1)
  Accounts payable and accrued liabilities............ (103.8)        (96.5)
  Income and other taxes..............................    4.6         (19.8)
  Noncurrent assets and liabilities...................   (3.3)          6.2
                                                       ------       -------
Net cash used by continuing operations................ (137.5)       (156.2)
Net cash used by discontinued operations..............  (37.0)         (1.7)
                                                       ------       -------
Net cash used by operating activities................. (174.5)       (157.9)
                                                       ------       -------
Cash flows from investing activities:
Capital expenditures..................................  (10.1)         (9.9)
Disposal of assets....................................    1.0            .4
Acquisition of Justine (Pty) Ltd......................   (6.3)           --
                                                      -------       -------
Net cash used by investing activities.................  (15.4)         (9.5)
                                                      -------       -------

Cash flows from financing activities:
Cash dividends........................................  (40.3)        (36.4)
Debt, net (maturities of three months or less)........  209.8         123.7
Proceeds from short-term debt.........................     .2          11.2
Retirement of short-term debt.........................   (1.0)        (13.6)
Retirement of long-term debt..........................    (.4)         (8.8)
Repurchase of common stock............................  (45.4)        (36.6)
Proceeds from exercise of stock options...............    1.7            .1
                                                      -------       -------
Net cash provided by financing activities.............  124.6          39.6
                                                      -------       -------
Effect of exchange rate changes on cash and
  equivalents.........................................   (4.0)         11.5
                                                      -------       -------
Net decrease in cash and equivalents..................  (69.3)       (116.3)
Cash and equivalents beginning of period..............  151.4         214.8
                                                      -------       -------
Cash and equivalents end of period....................$  82.1       $  98.5
                                                      =======       =======

The accompanying notes are an integral part of these statements.

                          AVON PRODUCTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions, except share data)


1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1995 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, which consisted of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    To conform to the 1996 presentation, certain reclassifications were made to the prior years' consolidated financial statements.


2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by continuing operations" includes the following cash payments for interest and income taxes:

                                                 Three months ended
                                                      March 31
                                                 ------------------
                                                 1996          1995
                                                 ----          ----

Interest.....................................   $ 4.7         $ 4.5
Income taxes, net of refunds received........    23.8          38.7


3.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the three months ended March 31, 1996 compared to the respective period of 1995 is primarily due to the shares acquired under the stock repurchase program. During the first three months of 1996, the Company purchased approximately 574,000 shares of common stock compared to approximately 634,000 shares purchased during the first three months of 1995. As of March 31, 1996, the cumulative number of shares repurchased was approximately 5.4 million shares, for a total cost of approximately $340.6.

                          AVON PRODUCTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions, except share data)



    At the Annual Meeting on May 2, 1996, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock authorized from 200 million to 400 million and decrease the par value per share from $.50 to $.25.

    Also on May 2, 1996, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100 percent stock dividend to be distributed on or about June 3, 1996 to shareholders of record after the close of business on May 15, 1996.

    All share and per share data included in this report, unless indicated, has not been restated to reflect the stock split.


4.  INVENTORIES

                                  March 31       December 31
                                    1996             1995
                                  --------       -----------

    Raw materials.............      $142.4            $133.2
    Finished goods............       389.2             333.1
                                    ------            ------
                                    $531.6            $466.3
                                    ======            ======


5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.58 for the three months ended March 31, 1996 and $.50 for the corresponding 1995 period. On February 1, 1996, Avon increased the regular quarterly dividend on common shares from $.55 to $.58, increasing the annual rate from $2.20 per share to $2.32 per share. On May 2, 1996, the Board of Directors declared a regular quarterly dividend of $.58 per share on the common shares, payable June 3, 1996, to shareholders of record on May 13, 1996. This dividend is being paid on a pre-split basis. Future dividends will be on a post-split basis. The current dividend of $.58 per share is the equivalent of $.29 per share on a post-split basis. The annual dividend rate for 1996, adjusted for the two-for-one stock split, will be $1.16 compared to an adjusted post-split dividend rate for 1995 of $1.10.

                          AVON PRODUCTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions, except share data)



6.  NEW ACCOUNTING STANDARDS

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. There was no impact to the Company's results of operations or financial position upon adoption.

    Also, effective January 1, 1996, the Company adopted FAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock and stock appreciation rights as well as non-employee equity transactions. The Company has not changed the method of accounting for its employee stock compensation plans, but as permitted by this statement, will provide the fair value disclosure requirements in the 1996 annual financial statements.


7.  CONTINGENCIES

    Various lawsuits and claims (asserted and unasserted) arising in the ordinary course of business or related to businesses previously sold are pending or threatened against Avon. The most significant of these is described below.

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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at March 31, 1996 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

                          AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               (Dollars in millions, except share data)

ITEM 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition

Results of Operations--Three Months Ended March 31, 1996 and 1995.

Consolidated

    Avon's net income for the three months ended March 31, 1996 of $37.7, or $.56 per share, increased 10 percent and 12 percent, respectively, from net income of $34.4, or $.50 per share, in the comparable period of 1995. The 12 percent increase in income per share exceeded the 10 percent increase in net income because of the impact of lower average shares outstanding for 1996 compared with 1995 resulting from the ongoing stock repurchase program begun in 1994. Pretax income of $59.8 increased 6 percent due to higher sales, an improved gross margin and lower foreign exchange losses. These favorable results were partially offset by a higher overall operating expense ratio and higher interest expense. Net income was also favorably impacted by a lower effective income tax rate (38.0 percent versus 39.9 percent in 1995) resulting primarily from the mix of earnings and income tax rates of international subsidiaries, including a statutory income tax rate reduction in Brazil.

    Consolidated net sales for the three months ended March 31, 1996 of $1,016.1 increased $39.9, or 4 percent, over the comparable period of the prior year. The dollar increase was primarily due to a 5 percent increase in international and a 3 percent increase in U.S. sales. The international sales increase resulted from strong growth in most European and Pacific Rim markets and in Mexico, Chile, Puerto Rico and Central America. These improvements were partially offset by sales declines in Japan, and to a lesser extent in Thailand, Taiwan, and Venezuela. Excluding the impact of foreign currency exchange, net sales rose 9 percent over the comparable period of the prior year.

    Cost of sales as a percentage of sales was 39.5 percent in the first quarter of 1996 compared to 39.7 percent in the first quarter of 1995. The improved cost ratio was primarily due to a significant gross margin improvement in Brazil and, to a lesser extent, in Germany, Spain, Mexico and China. These improvements were partially offset by lower gross margins primarily in Venezuela, Japan, several Pacific Rim markets and in the U.S.

                     AVON PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
            (Dollars in millions, except share data)



    Marketing, distribution and administrative expenses of $541.0 increased $24.0, or 5 percent, over the comparable period of 1995 and increased as a percentage of sales to 53.2 percent from 53.0 percent in 1995. The increase in operating expenses was primarily in Brazil, the Pacific Rim, the U.S. and Mexico. These increases were partially offset by lower expenses in Japan related to the sales decline and the impact of foreign exchange and, to a lesser extent, in Venezuela due to the impact of the bolivar devaluation. The increase in the overall operating expense ratio was primarily due to higher operating expenses in Brazil, China, Thailand and Taiwan, partially offset by improved expense ratios throughout the Europe region, the U.S. and Venezuela.

    Interest expense increased $.6 over the comparable period of last year as a result of higher debt including borrowings for the ongoing stock repurchase program which was partially offset by lower borrowings in Japan and the Central European markets in 1996.

    Other expense, net, of $8.0 was $2.5 favorable to the same period last year primarily due to lower foreign exchange losses in Brazil.


U.S.

    Net sales increased 3 percent in the first quarter of 1996 compared with the first quarter of 1995 reflecting a 2 percent increase in the number of Representative orders and a 1 percent increase in average order size. The sales improvement was driven by increases in apparel, home entertainment, personal care and color cosmetics products, partially offset by a decline in other gift and decorative and cosmetics, fragrance and toiletries products. The apparel category, which had the largest increase, was driven by successful sales of the Valentine's Day and Easter items as well as the launch of Legwear.

    Pretax income increased 6 percent over the comparable period of last year due to the sales increase and an improved operating expense ratio despite the continued impact of paper price increases in 1996. These improvements were partially offset by a decline in the gross margin resulting from increased sales of the low-margin apparel line, promotional pricing of certain products and the successful sale of the lower-margin collectible Springtime Barbie doll in the first quarter of 1996.

                      AVON PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
            (Dollars in millions, except share data)



International

    Net sales increased 5 percent over the comparable period of 1995 and pretax income increased 15 percent. The sales increase was primarily due to strong unit growth throughout Europe, mainly in Russia, Spain, Central Europe and the United Kingdom. The Central European markets are continuing to expand rapidly reflecting solid increases in unit volume and customers. In addition, the sales improvement was due to higher unit growth in the Pacific Rim, most significantly in the Philippines and China, as well as Chile, Puerto Rico and Central America. Sales in Mexico increased mainly due to price increases partially offset by unit declines and the continued impact of the peso devaluation. These favorable results were partially offset by a significant sales decline in Japan caused by the unfavorable exchange impact of a stronger U.S. dollar in 1996 and a shift to sales of lower-priced products as a result of reduced consumer spending due to a weak economy. This trend is expected to continue as the Japanese economic environment remains relatively weak. Strategies are in place there to further strengthen the Representatives and their customer base. Sales also declined in Thailand and Taiwan due to a shift to lower-priced products and continued competition. In addition, sales were lower in Venezuela due to operational shortfalls and reduced consumer spending due to a recession as well as the negative impact of the bolivar devaluation, which occurred in December 1995. Despite the recession, Venezuela's market share and Representative count continue to increase. As a result of the recessionary environment, the Company will continue to focus on the competitive pricing of products and improving market share. Excluding the impact of foreign currency exchange, international sales were up 14 percent over the comparable period of 1995.

    The higher pretax income reflected increases in Europe, Mexico, Central America, Puerto Rico and Chile. The increase in Europe reflected sales increases and strong operational improvements including improved gross margins in Germany, Spain and Russia and favorable operating expense ratios throughout the region due to the continued effect of fixed expense reduction efforts. The increases in Mexico, Central America, Puerto and Chile were due to sales growth. These increases in pretax income were partially offset by decreases in Venezuela, Brazil and the Pacific region. Lower pretax results in

                      AVON PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
            (Dollars in millions, except share data)



Venezuela were caused by the bolivar devaluation and weak economic conditions. The decline in Brazil was due to an unfavorable operating expense ratio resulting from higher salaries and benefits due to a government mandated 25 percent increase in November 1995 and the impact of the lifting of price restrictions by the government during 1995 for services such as transportation and power. The affect of this government action did not have a substantial impact in the first quarter of 1995. These results in Brazil were partially offset by an improved gross margin and lower foreign exchange losses. The decline in the Pacific region was due to continuing operational difficulties in Japan, gross margin declines in most markets and higher operating expenses throughout the Pacific Rim due to continuing investments for expansion, particularly in China, as well as increased investments to improve the Company's image and customer satisfaction in response to intensified competition in the region.

    Following the December 1995 devaluation of approximately
40 percent in the Venezuelan bolivar, another approximate 40 percent devaluation occurred near the end of April 1996. In addition, inflation in Venezuela has increased significantly in 1996 and is expected to continue to rise. These devaluations will negatively affect Venezuela's U.S. dollar results in 1996; however, management cannot at this time project what this impact will be. In terms of size, Venezuela's 1995 net sales represented approximately 2 percent of Avon's consolidated net sales.


Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, there was a net decrease in cash of $277.9 in the first quarter of 1996 compared with $228.8 in the comparable period of 1995. The $49.1 variance primarily reflects an increase in cash used for discontinued operations for the second and final payment made in January 1996 for the Mallinckrodt settlement. Cash usage was also affected by higher cash used for the repurchase of common stock and for the purchase of Justine (Pty) Ltd., a direct selling business in South Africa. These results were partially offset by a decrease in cash used by continuing operations. For the first quarter of 1996, cash used by continuing operations was $137.5, compared with $156.2 in 1995. The improvement resulted from an increase in net income, as well as lower cash usage for inventories and income and other taxes.

                      AVON PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
            (Dollars in millions, except share data)



    During the first quarter of 1996, the Company purchased, under the stock repurchase program begun in 1994, approximately 574,000 shares of common stock for $45.4 compared with $36.6 spent for the repurchase of approximately 634,000 shares during the comparable period in 1995. As of March 31, 1996, the cumulative number of shares repurchased was approximately 5.4 million shares.



Capital Resources

    Total debt increased $209.0 to $370.5 at March 31, 1996 from $161.5 at December 31, 1995, principally due to normal seasonal working capital requirements during the first three months of 1996 and a payment made relating to the Mallinckrodt settlement. Total debt at March 31, 1996 of $370.5 was $77.5 higher than total debt of $293.0 at March 31, 1995 primarily due to the Mallinckrodt settlement payment, the ongoing share buyback program and higher borrowings in China. These increases were partially offset by the repayment of a yen note obligation of Avon's Japanese subsidiary in 1995 and lower debt levels in Central Europe.

    At March 31, 1996, there were no borrowings under the $600 revolving credit and competitive advance facility agreement ("Credit Agreement"). This agreement is also used to support the Company's commercial paper borrowings of $162.2 which was outstanding at March 31, 1996.

    At March 31, 1996, there were no borrowings under the Company's bankers' acceptance facilities.

    Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.


Working Capital

    As of March 31, 1996 and December 31, 1995, current liabilities exceeded current assets by $84.2 and $30.3, respectively. The increase of current liabilities over current assets of $53.9 was mainly due to an increase in debt, partially offset by a decrease in

                      AVON PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
            (Dollars in millions, except share data)



accounts payable, and a decrease in cash and equivalents. These changes resulted from higher inventory levels, which reflects the seasonal pattern of Avon's operations as well as higher U.S. apparel inventory to support increased sales, and the final Mallinckrodt settlement payment.

    Although current liabilities exceeded current assets at March 31, 1996, management believes this highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.


Financial Instruments and Risk Management Strategies

    The Company operates globally, with manufacturing and distribution facilities in various locations around the world. The Company may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.
The Company periodically uses interest rate swaps to hedge portions of interest payable on its debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates.

    At March 31, 1996, the Company had three interest rate swap agreements on its 170 million 6-1/8 percent Deutsche Mark Notes ("Notes"), due May 1998. Each agreement has a notional principal amount of $100.0. In July 1995, the Company entered into an interest rate swap agreement, which effectively converted the interest payable on the Notes from a floating to a fixed interest rate basis of approximately 7.2 percent through maturity. The fixed interest rate on this swap agreement is slightly below 5.8 percent. As a result of this swap, the interest rate is established at 1.4 percentage points above the 5.8 percent interest rate on this swap.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
            (Dollars in millions, except share data)





    The Company has two interest rate cap contracts, each with a notional principal amount of $100.0, used to economically hedge the Company's short-term variable interest rate working capital debt. One of the cap contracts expires in early 1997 and the other expires in May 1998. These cap contracts have been marked-to-market with an in-significant mark-to-market adjustment.

    The Company may periodically hedge foreign currency royalties, net investments in foreign subsidiaries, firm purchase commitments and contractual foreign currency cash flows or obligations, including third-party or intercompany foreign currency transactions. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

    At March 31, 1996, the Company held foreign currency forward contracts with notional amounts totaling $196.5 and option contracts with notional amounts totaling $80.4 to hedge foreign currency items. These contracts have maturities in early
1997 or prior. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $84.0 and option contracts with notional amounts of $33.1 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at March 31, 1996 was insignificant.
The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

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

                        AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
            (Dollars in millions, except share data)



New Accounting Standards

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. There was no impact to the Company's results of operations or financial position upon adoption.

    Also, effective January 1, 1996, the Company adopted FAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock and stock appreciation rights as well as non-employee equity transactions. The Company has not changed the method of accounting for its employee stock compensation plans but, as permitted by this statement, will provide the fair value disclosure requirements in the 1996 annual financial statements.

                            AVON PRODUCTS, INC.

                         PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) At the annual meeting of shareholders of Avon, held on May 2, 1996, the matters described under (c) below were voted upon.

  (c) Annual meeting votes                             Against   Abstentions
                                                          or      and Broker
                                             For      Withheld     Non-Votes
                                          ----------  --------   -----------

      (1) To elect four directors
          to three-year terms
          expiring in 1999:

          Brenda C. Barnes..............  57,572,383     11,719       686,695
          Charles S. Locke..............  57,554,911     29,191       686,695
          Ann S. Moore..................  57,572,944     11,158       686,695
          James E. Preston..............  57,537,482     46,620       686,695

      (2) To elect two directors
          to two-year terms expiring
          in 1998:

          Edward T. Fogarty.............  57,546,099     38,003       686,695
          Charles R. Perrin.............  57,576,567      7,535       686,695

          After the meeting, directors
          continuing in office -

          a) With terms expiring
             in 1997:

             Remedios Diaz Oliver
             Joseph A. Rice
             Edward J. Robinson
             Cecily Cannan Selby, Ph.D.

          b) With terms expiring
             in 1998:

             Richard S. Barton
             Stanley C. Gault
             George V. Grune

      (3) To act upon a proposal to
          effect a 2-for-1 stock split..  55,214,485  2,973,821        82,491

      (4) To act upon a proposal to
          ratify the appointment of
          Coopers & Lybrand L.L.P. as
          Avon's independent
          accountants for 1996..........  58,131,401     72,167        67,229

                         AVON PRODUCTS, INC.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit
       Number                         Description
       -------                        -----------

       11.1    --Statement re computation of primary income per
                 share.
       11.2    --Statement re computation of proforma primary
                 income per share.
       11.3    --Statement re computation of fully diluted income
                 per share.
       11.4    --Statement re computation of proforma fully
                 diluted income per share.
       27      --Financial Data Schedule.

  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the first quarter of 1996.

                             SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AVON PRODUCTS, INC.
                                         (Registrant)



Date:  May 10, 1996          By /s/     MICHAEL R. MATHIESON
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President & Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.