Form 10-Q
period 1996-06-30
AVON PRODUCTS INC
filed 1996-08-14
CIK 8868

                           FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996

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

    The number of shares of Common Stock (par value $.25) outstanding at July 31, 1996 was 133,053,426 reflecting a two-for-one stock split distributed in June 1996.

                          Table of Contents

                   Part I.  Financial Information


                                                              Page
                                                             Numbers
                                                             -------

Item 1.  Financial Statements

         Consolidated Statement of Income
         Three Months Ended June 30, 1996 and
           June 30, 1995....................................   3
         Six Months Ended June 30, 1996 and
           June 30, 1995....................................   4

         Consolidated Balance Sheet
           June 30, 1996 and December 31, 1995..............   5

         Consolidated Statement of Cash Flows
           Six Months Ended June 30, 1996 and
           June 30, 1995....................................   6

         Notes to Consolidated Financial Statements..........  7-9



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition....... 10-21


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K....................  22

Signatures...................................................  23

                   PART I.  FINANCIAL INFORMATION

                         AVON PRODUCTS, INC.
                  CONSOLIDATED STATEMENT OF INCOME
                (In millions, except per share data)

                                               Three months ended
                                                    June 30
                                               ------------------
                                               1996          1995
                                               ----          ----
                                                  (unaudited)

Net sales................................. $1,128.7      $1,064.0

Costs, expenses and other:
Cost of sales.............................    437.1         404.9
Marketing, distribution and
  administrative expenses.................    546.0         523.1
Interest expense..........................     10.4          10.3
Interest income...........................     (3.7)         (5.6)
Other (income)/expense, net...............       .2          (2.4)
                                           --------      --------
Total costs, expenses and other...........    990.0         930.3
                                           --------      --------
Income before taxes and minority interest.    138.7         133.7
Income taxes..............................     52.7          53.4
                                           --------      --------
Income before minority interest...........     86.0          80.3
Minority interest.........................      (.3)           .1
                                           --------      --------
Net income................................ $   85.7      $   80.4
                                           ========      ========

Income per share.......................... $    .64      $    .59*
                                           ========      ========

Average shares outstanding................   133.91        136.92*
                                           ========      ========












*Restated to reflect a two-for-one stock split distributed in June
 1996.


The accompanying notes are an integral part of these statements.

                         AVON PRODUCTS, INC.
                  CONSOLIDATED STATEMENT OF INCOME
                (In millions, except per share data)

                                                Six months ended
                                                    June 30
                                               ------------------
                                               1996          1995
                                               ----          ----
                                                  (unaudited)

Net sales................................. $2,144.8      $2,040.2

Costs, expenses and other:
Cost of sales.............................    838.7         792.2
Marketing, distribution and
  administrative expenses.................  1,087.0       1,040.1
Interest expense..........................     20.0          19.3
Interest income...........................     (7.6)         (9.7)
Other expense, net........................      8.2           8.1
                                           --------      --------
Total costs, expenses and other...........  1,946.3       1,850.0
                                           --------      --------
Income before taxes and minority interest.    198.5         190.2
Income taxes..............................     75.4          75.9
                                           --------      --------
Income before minority interest...........    123.1         114.3
Minority interest.........................       .3            .5
                                           --------      --------
Net income................................ $  123.4      $  114.8
                                           ========      ========

Income per share.......................... $    .92      $    .84*
                                           ========      ========

Average shares outstanding................   134.26        137.13*
                                           ========      ========















*Restated to reflect a two-for-one stock split distributed in June
 1996.

The accompanying notes are an integral part of these statements.

                         AVON PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET
                            (In millions)

                                            June 30     December 31
                                              1996         1995
                                            -------     -----------
                                                  (unaudited)
ASSETS
Current assets:
Cash and equivalents.....................  $   72.9        $  151.4
Accounts receivable......................     409.9           402.0
Inventories..............................     551.1           466.3
Prepaid expenses and other...............     213.6           195.3
                                           --------        --------
Total current assets.....................   1,247.5         1,215.0
                                           --------        --------

Property, plant and equipment, at cost...   1,168.6         1,169.5
Less accumulated depreciation............     637.1           631.7
                                           --------        --------
                                              531.5           537.8
                                           --------        --------

Other assets.............................     329.0           300.0
                                           --------        --------
Total assets.............................  $2,108.0        $2,052.8
                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year............  $  312.2        $   47.3
Accounts payable.........................     298.7           419.7
Accrued compensation.....................     112.2           109.3
Other accrued liabilities................     241.4           277.3
Sales and other taxes....................      87.0           101.8
Income taxes.............................     290.4           289.9
                                           --------        --------
Total current liabilities................   1,341.9         1,245.3
                                           --------        --------

Long-term debt...........................     105.8           114.2
Employee benefit plans...................     400.5           390.8
Deferred income taxes....................      31.7            33.6
Other liabilities........................      68.2            76.2

Shareholders' equity:
Common stock.............................      43.4            43.4
Additional paid-in capital...............     680.2           672.9
Retained earnings........................     371.3           325.8
Translation adjustments..................    (208.6)         (202.1)
Treasury stock, at cost..................    (726.4)         (647.3)
                                           --------        --------
Total shareholders' equity...............     159.9           192.7
                                           --------        --------
Total liabilities and shareholders'
  equity.................................  $2,108.0        $2,052.8
                                           ========        ========

The accompanying notes are an integral part of these statements.

                           AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)

                                                          Six months ended
                                                              June 30
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
                                                            (unaudited)
Cash flows from operating activities:
Net income............................................ $123.4        $114.8
Adjustments to reconcile net income to net cash
  used by operating activities:
Depreciation and amortization.........................   31.2          28.9
Provision for doubtful accounts.......................   34.5          35.7
Translation (gains)/losses............................    (.7)          2.1
Deferred income taxes.................................   (9.4)         (4.3)
Other.................................................    3.6           6.3
Changes in assets and liabilities:
  Accounts receivable.................................  (50.0)        (52.1)
  Inventories.........................................  (86.6)        (91.9)
  Prepaid expenses and other..........................  (18.4)        (30.0)
  Accounts payable and accrued liabilities............ (104.9)       (108.7)
  Income and other taxes..............................  (11.0)         (2.2)
  Noncurrent assets and liabilities...................   (7.6)          9.2
                                                       ------        ------
Net cash used by continuing operations................  (95.9)        (92.2)
Net cash used by discontinued operations..............  (36.8)         (2.1)
                                                       ------        ------
Net cash used by operating activities................. (132.7)        (94.3)
                                                       ------        ------
Cash flows from investing activities:
Capital expenditures..................................  (31.6)        (26.3)
Disposal of assets....................................    1.9            .5
Acquisition of Justine (Pty) Ltd......................   (6.3)           --
                                                       ------        ------
Net cash used by investing activities.................  (36.0)        (25.8)
                                                       ------        ------

Cash flows from financing activities:
Cash dividends........................................  (80.7)        (73.0)
Debt, net (maturities of three months or less)........  257.1         150.9
Proceeds from short-term debt.........................    5.1          17.9
Retirement of short-term debt.........................   (5.7)        (19.6)
Retirement of long-term debt..........................    (.6)        (16.8)
Repurchase of common stock............................  (79.9)        (57.8)
Proceeds from exercise of stock options...............    4.8            .9
                                                       ------        ------
Net cash provided by financing activities.............  100.1           2.5
                                                       ------        ------
Effect of exchange rate changes on cash and
  equivalents.........................................   (9.9)         14.5
                                                       ------        ------
Net decrease in cash and equivalents..................  (78.5)       (103.1)
Cash and equivalents beginning of period..............  151.4         214.8
                                                       ------        ------
Cash and equivalents end of period.................... $ 72.9        $111.7
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

    To conform to the 1996 presentation, certain reclassifications were made to the prior year's consolidated financial statements.


2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by continuing operations" includes the following cash payments for interest and income taxes:

                                                 Six months ended
                                                      June 30
                                                 ----------------
                                                 1996        1995
                                                 ----        ----

Interest.....................................   $16.8       $16.2
Income taxes, net of refunds received........    87.5        84.1


3.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the three and six months ended June 30, 1996 compared to the respective periods of 1995 is primarily due to the shares acquired under the stock repurchase program. During the first six months of 1996, the Company purchased approximately 1.9 million shares of common stock compared to approximately the same number of shares purchased during the first six months of 1995. As of June 30, 1996, the cumulative number of shares repurchased was approximately 11.6 million shares, as restated to reflect the two-for-one stock split distributed in June 1996, for a total cost of approximately $375.1.

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

    Also on May 2, 1996, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100 percent stock distribution which was made on June 3, 1996 to shareholders of record after the close of business on May 15, 1996.

    All share and per share data included in this report, unless indicated, have been restated to reflect the stock split.


4.  INVENTORIES

                                  June 30        December 31
                                    1996             1995
                                  -------        -----------

    Raw materials.............     $145.5             $133.2
    Finished goods............      405.6              333.1
                                   ------             ------
                                   $551.1             $466.3
                                   ======             ======


5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.58 for the three months ended June 30, 1996 and $.50 for the corresponding 1995 period on a pre-split basis. On May 2, 1996, the Board of Directors declared a regular quarterly dividend of $.58 per share on the common shares, paid on June 3, 1996, to shareholders of record on May 13, 1996. Future dividends will be paid on a post-split basis. The dividend of $.58 per share is the equivalent of $.29 per share on a post-split basis. The annual dividend rate for 1996, adjusted for the two-for-one stock split, is $1.16 compared to an adjusted post-split dividend rate for 1995 of $1.10.

                         AVON PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions, except share data)



6.  NEW ACCOUNTING STANDARDS

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. There was no impact on the Company's results of operations or financial position upon adoption.

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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at June 30, 1996 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               (Dollars in millions, except share data)



ITEM 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition

    All share and per share data included in this report have been restated to reflect a two-for-one stock split distributed in June
1996.


Results of Operations--Three Months Ended June 30, 1996 and 1995.

Consolidated

    Avon's net income for the three months ended June 30, 1996 of $85.7, or $.64 per share, increased 7 percent and 8 percent, respectively, from net income of $80.4, or $.59 per share, in the comparable period of 1995. The percent increase in income per share exceeded the percent increase in net income due to the impact of lower average shares outstanding in 1996 versus 1995 resulting from the ongoing stock repurchase program. Pretax income of $138.7 increased 4 percent due to higher sales, an improved operating expense ratio and lower corporate non-operating expenses in 1996. These favorable results were partially offset by a decline in the gross margin, lower interest income in 1996 and the favorable net effect of one-time items in 1995, discussed below. Net income was favorably impacted by a lower effective income tax rate in 1996 (38.0 percent versus 39.9 percent in 1995) primarily attributable to the mix of earnings and tax rates of international subsidiaries, including a decrease in Brazil's statutory income tax rate. The 1995 results for the second quarter included the following one-time pretax items: a gain of $25.0, net of related costs, from a cash settlement of a lease dispute and charges of $12.0 related to an early retirement program implemented in Japan and $11.0 for severance costs, primarily in Europe, as part of Avon's program to reduce fixed expenses in certain markets. The lease dispute related to the overpayment of previous years' rent for the Company's headquarters building. The $25.0 gain represented a $14.0 recovery of disputed rent, which is included in marketing, distribution and administrative expenses, and $11.0 of interest, net of related costs, which is included in other (income)/expense, net. The expenses in Japan and Europe are included in marketing, distribution and administrative expenses. The net effect of these one-time items was to increase net income in the second quarter of 1995 by $3.0, or $.02 per share.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



On a consolidated basis, Avon's worldwide net sales for the three months ended June 30, 1996 of $1,128.7 increased $64.7, or 6 percent, over the comparable period of the prior year. The increase in sales was due to a 7 percent increase in international and a 4 percent increase in U.S. The international sales increase resulted from strong growth throughout most of the Americas region, Russia, Central Europe, Italy and the Pacific Rim markets. These improvements were partially offset by sales declines in Japan, and to a lesser extent, Germany, Venezuela and France. Excluding the impact of foreign currency exchange, net sales rose 14 percent over the comparable period of the prior year.

    Cost of sales as a percentage of sales was 38.7 percent in the second quarter of 1996 compared to 38.1 percent in the second quarter of 1995. The decline in the gross margin resulted from lower margins in Venezuela due to the impact of two bolivar devaluations, in Japan due to a shift to sales of lower-priced products, in Brazil due to an investment to reduce excess inventory and in the U.S. due to higher sales of the lower margin apparel line in 1996. These declines were partially offset by margin improvements in Argentina and Mexico.

    Marketing, distribution and administrative expenses of $546.0 increased $22.9, or 4 percent, over the comparable period of 1995 but decreased as a percentage of sales to 48.4 percent from 49.2 percent in 1995. Excluding the effect of the 1995 one-time items previously mentioned, operating expenses increased $32.3 and the operating expense ratio increased slightly. The increase in operating expenses was primarily in Brazil, the Pacific Rim, the U.S. and Argentina. These increases were partially offset by lower expenses in Japan, and to a lesser extent, Germany and Venezuela.

    Interest income decreased $1.9 over the comparable period of last year primarily due to lower levels of funds invested in Brazil and in the U.S. in 1996.

    Other (income)/expense, net, of $.2 was $2.6 unfavorable to the comparable period last year primarily due to the interest portion of the previously discussed favorable lease settlement in 1995, substantially offset by lower corporate non-operating expenses in 1996.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



U.S.

    Net sales increased 4 percent in the second quarter of 1996 compared with the second quarter of 1995 reflecting a 2 percent increase in both the number of Representative orders and average order size. The sales improvement was driven by a significant increase in apparel, and to a lesser extent, in color cosmetics, gift and decorative, including home entertainment products, partially offset by a decline in fashion jewelry and accessories and skin care products. The increase in the average order size was the result of the strong growth in apparel sales, particularly Casual Wear and Accessories items, which includes the Diane Von Furstenberg line, as well as Legwear.

    Pretax income decreased 2 percent over the comparable period of last year due to a decline in the gross margin and an unfavorable operating expense ratio partially offset by higher sales. The gross margin decline reflects increased sales of the lower margin apparel line in the second quarter of 1996. The increase in the operating expense ratio resulted from increased investments directed towards consumer motivation and direct access strategies, including scented strips and Olympic sweepstake inserts in the Avon brochure as well as a new beauty and fashion catalog. These factors combined with higher paper costs in 1996 resulted in the decline in pretax income.

International

    Net sales increased 7 percent over the comparable period of 1995 and pretax income increased 40 percent. Excluding the 1995 one-time pretax charges for Japan's early retirement program and European severance costs, pretax income increased 14 percent. The sales increase was driven primarily by strong unit growth throughout most of the Americas, predominantly in Brazil, and to a lesser extent, Mexico, Chile and Argentina. Brazil's improvement included double-digit increases in unit volume and number of customers. The growth in number of customers resulted from the revision of pricing strategies aimed at increasing customer transactions in response to an increasingly intense competitive environment in Brazil. The continued impact of the peso devaluation in Mexico was more than offset by increases in the number of orders as well as average order size. In addition, the number of active Representatives in Mexico grew 10 percent over 1995 resulting from implementation of incentive programs focused on retention and increasing the number of orders. The international sales improvement was also due to improvements in the

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



Pacific Rim, mainly in the Philippines and China, Russia and Central Europe reflecting unit growth, and in Italy resulting from a favorable exchange impact.

    These favorable results were partially offset by continuing sales declines in Japan caused by the unfavorable exchange impact of a stronger U.S. dollar in 1996 as well as declines in units sold and average order size. These shortfalls were caused, in part, by a new commission structure implemented at the beginning of the year. In addition to a change in Japan's management, new programs are being implemented to address the field sales and marketing issues that have been contributing to the operational shortfalls. Sales were also lower in Germany and France due to operational declines and reduced consumer spending resulting from weak economic conditions and rising unemployment as well as a negative currency impact. Additionally, the continued negative impact of the bolivar devaluation resulted in sales declines in Venezuela. Excluding the impact of foreign currency exchange, international sales rose 20 percent.

    Excluding the one-time charges, previously discussed, the higher pretax income reflected increases primarily in Mexico, the Pacific Rim, Argentina, and most European markets. The increase in Mexico was primarily due to the sales growth without a significant increase in operating expenses. Higher pretax results in the Pacific Rim and Argentina were attributed to operational improvements driven by higher units sold. Improvements in Europe were most significant in Russia and Italy due to higher sales, and in Germany due to lower operating expenses resulting from a continued focus on expense reduction. These favorable results were partially offset by decreases in Japan, and to a lesser extent, in Venezuela. Japan continues to face operational challenges. Japan's gross margin has declined due to price discounting and extra commission offers and the operating expense ratio has increased reflecting the sales decline. Lower pretax results in Venezuela were mainly due to the impact of two maxi-devaluations of the bolivar in the past seven months.


Results of Operations - Six Months Ended June 30, 1996 and 1995.

Consolidated

    Avon's net income for the six months ended June 30, 1996 of $123.4, or $.92 per share, increased 7 percent and 10 percent, respectively, compared to net income of $114.8, or $.84 per share, in

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



the comparable period of 1995. The 10 percent increase in income per share exceeded the 7 percent increase in net income due to the impact of lower average shares outstanding in 1996 as a result of the ongoing share repurchase program. Pretax income of $198.5 increased 4 percent due to higher sales partially offset by higher operating expenses and cost of sales, higher net interest and the net effect of the previously discussed 1995 one-time items. Net income was also favorably impacted by a lower effective income tax rate in 1996 (38.0 percent versus 39.9 percent in 1995) resulting primarily from the mix of earnings and tax rates of international subsidiaries, including a decrease in Brazil's statutory income tax rate. The 1995 results include the previously discussed one-time items which had the net effect of increasing net income by $3.0, or $.02 per share.

    Consolidated net sales for the six months ended June 30, 1996 of $2,144.8 increased $104.6, or 5 percent, over the comparable period of the prior year. This increase was primarily due to a 6 percent increase in international and a 4 percent increase in U.S. sales. The international sales growth resulted from strong growth in most markets in the Americas and the Pacific Rim, and to a lesser extent, in Russia, Central Europe, Spain and Italy. These improvements were partially offset by sales declines in Japan, and to a lesser extent, Germany, Venezuela, and France. Excluding the impact of foreign currency exchange, net sales rose 12 percent over the comparable period of the prior year.

    Cost of sales as a percentage of sales was 39.1 percent compared to 38.8 percent in 1995. The higher cost ratio was primarily due to gross margin declines in Venezuela due to the impact of the bolivar devaluations, in Japan due to a shift to sales of lower-priced products, and in the U.S. mainly due to increased sales of the lower margin apparel line.

    Marketing, distribution and administrative expenses of $1,087.0 increased $46.9, or 5 percent, over the comparable period of 1995 and decreased as a percentage of sales to 50.7 percent from 51.0 percent in 1995. Excluding the one-time charges in Japan and Europe and the one-time lease settlement gain, previously mentioned, the operating expenses increased $56.3 and the operating expense

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



ratio increased to 50.7 percent from 50.5 percent in 1995. The increase in operating expenses was primarily in Brazil, the Pacific Rim and the U.S., partially offset by lower expenses in Japan, and to a lesser extent, Germany and Venezuela. The increase in the overall operating expense ratio was primarily due to unfavorable expense ratios in Brazil reflecting increased advertising and distribution expenses due to the recent expansion of shipping facilities and in Japan due to the sales decline. These declines were partially offset by improved expense ratios in most European markets due to continued fixed expense reduction efforts, in Venezuela due to the impact of the bolivar devaluations and in Mexico due to higher sales.

    Interest expense increased $.7 over the comparable period of 1995 as a result of higher domestic debt levels reflecting borrowings for the ongoing stock repurchase program and for a litigation settlement with Mallinckrodt Group Inc. ("Mallinckrodt"), partially offset by reductions of debt in Japan and the Central European markets in 1996.

    Interest income decreased $2.1 from the comparable period of 1995 due to a lower level of funds invested in Brazil and the U.S.

    Other expense, net, of $8.2 increased $.1 from the comparable period of 1995 primarily due to the interest portion of the previously discussed favorable lease settlement in 1995 substantially offset by lower corporate expenses and lower foreign exchange losses in 1996.


U.S.

    Net sales increased 4 percent reflecting a 2 percent increase in the number of Representative orders and a 2 percent increase in average order size. There were improvements in sales of apparel, home entertainment, color cosmetics and personal care products.
These increases were partially offset by declines in sales of fashion jewelry and accessories, skin care, fragrance and gift and decorative products. The most significant growth was in the apparel category reflecting the success of the Diane Von Furstenberg collections, novelty and children's lines and the launch of Legwear in 1996.

    Pretax income increased 1 percent in the first half of 1996 compared with the first half of 1995 due to the sales increase partially offset by higher cost of sales. A gross margin decline was

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)




attributable to increased sales of the lower margin apparel line, promotional pricing of certain products and the successful sale of the lower-margin collectible Springtime Barbie doll, a gift and decorative product. The operating expense ratio was level with the prior year.


International

    Net sales increased 6 percent and pretax income increased
31 percent over the comparable period of 1995. Excluding the 1995 one-time charges for Japan's early retirement program and European severance costs, pretax income increased 11 percent. The sales increase was primarily due to growth in most markets in the Americas, most significantly in Brazil due to double-digit increases in unit volume and customers, and in Mexico due to price increases and unit growth partially offset by the continued impact of the peso devaluation. Sales were also higher in Chile, Central America and Argentina due to unit growth. In addition, the international sales improvement was driven by unit growth in almost all Pacific Rim markets, most significantly in the Philippines and China, and in Russia, Central Europe and Spain. These favorable results were partially offset by a significant sales decline in Japan resulting from the unfavorable exchange impact of a stronger U.S. dollar in 1996 and a shift in pricing strategy to sales of lower-priced products due to a continued decline in consumer spending. Strategies are being put in place in Japan that focus on improving the field sales and marketing areas. Sales also declined in Germany and France due to weakening economic conditions and increasing unemployment, and in Venezuela primarily due to the negative impact of the bolivar devaluations. Excluding the impact of foreign currency exchange, international sales were up 17 percent over the comparable period of 1995.

    Excluding the one-time charges previously discussed, the increase in pretax income reflected increases in Europe, most markets in the Americas, the Philippines and Malaysia. The increase in Europe reflected sales increases and operational improvements including improved gross margins in Italy, Germany, Spain and Russia and favorable operating expense ratios in most markets in the region due to the continued effect of fixed expense reduction efforts.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



Increases in Mexico, Argentina, Central America and Chile were due to sales growth. The improvements in the Philippines and Malaysia reflected higher sales and improved expense ratios. These favorable results were partially offset by decreases in Japan, and to a lesser extent in Venezuela. The decline in Japan was due to the decrease in sales and continuing operational difficulties including a decline in the gross margin due to a continued focus on lower-priced impulse items in an attempt to increase consumer appeal, as well as an unfavorable expense ratio. Lower pretax results in Venezuela were caused by the bolivar devaluations.



Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, there was a net decrease in cash of $334.4 in the first half of 1996 compared with $235.5 in the comparable period of 1995. The $98.9 variance primarily reflects the final payment of the Mallinckrodt settlement in January 1996, an unfavorable exchange rate impact on cash, higher cash used for the repurchase of common stock and higher dividends. Cash usage was also affected by investing activities including the purchase of Justine
(Pty) Ltd., a direct selling business in South Africa, and higher capital spending in the Pacific Rim, mainly in China, in 1996.

    For the first half of 1996, under the stock repurchase program, the Company purchased approximately 1.9 million shares of common stock for $79.9 compared with $57.8 spent for the repurchase of approxi-mately the same number of shares during the comparable period in 1995. As of June 30, 1996, the cumulative number of shares repurchased was approximately 11.6 million shares.


Capital Resources

    Total debt increased $256.5 to $418.0 at June 30, 1996 from $161.5 at December 31, 1995, principally due to normal seasonal working capital requirements during the first six months of 1996 and a payment made relating to the Mallinckrodt settlement. Total debt at June 30, 1996 of $418.0 was $102.7 higher than total

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



debt of $315.3 at June 30, 1995 primarily due to the Mallinckrodt settlement, the ongoing share buyback program and higher borrowings in the United Kingdom, France and China. These increases were partially offset by the repayment of a yen note obligation of Avon's Japanese subsidiary in the second half of 1995 and lower debt levels in Central Europe.

    At June 30, 1996, there were no borrowings under the $600 revolving credit and competitive advance facility agreement ("Credit Agreement"). This agreement is also used to support the Company's commercial paper borrowings of which $250.8 was outstanding at June 30, 1996.

    At June 30, 1996, there were no borrowings under the Company's bankers' acceptance facilities.

    Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.


Working Capital

    As of June 30, 1996 and December 31, 1995, current liabilities exceeded current assets by $94.4 and $30.3, respectively. The increase of current liabilities over current assets of $64.1 was mainly due to an increase in debt, partially offset by a decrease in accounts payable, and a decrease in cash and equivalents. These changes resulted from higher inventory levels, which reflects the seasonal pattern of Avon's operations as well as higher U.S. apparel inventory to support increased sales, and the final Mallinckrodt settlement payment.

    Although current liabilities exceeded current assets at June 30, 1996, management believes this highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

    At June 30, 1996, the Company had three interest rate swap agreements on its 170 million 6-1/8 percent Deutsche Mark Notes ("Notes"), due May 1998. Each agreement has a notional principal amount of $100.0. In July 1995, the Company entered into an interest rate swap agreement, which effectively converted the interest payable on the Notes from a floating to a fixed interest rate basis of approximately 7.2 percent through maturity. The fixed interest rate on this swap agreement is slightly below 5.8 percent. As a result of this swap, the interest rate is established at 1.4 percentage points above the 5.8 percent interest rate on this swap.

    The Company has two interest rate cap contracts, each with a notional principal amount of $100.0, used to economically hedge the Company's short-term variable interest rate working capital debt.
One of the cap contracts expires in early 1997 and the other expires in May 1998. These cap contracts have been marked-to-market yielding an insignificant income statement adjustment.

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



    At June 30, 1996, the Company held foreign currency forward contracts with notional amounts totaling $168.5 and option contracts with notional amounts totaling $87.9 to hedge foreign currency items. These contracts have maturities in early
1997 or prior. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $84.0 and option contracts with notional amounts of $25.8 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at June 30, 1996 was insignificant
The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

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


New Accounting Standards

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. There was no impact on the Company's results of operations or financial position upon adoption.

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

                         AVON PRODUCTS, INC.

                    PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit
       Number                         Description
       -------                        -----------

        3.1 --Restated Certificate of Incorporation of Avon filed May 13, 1996.

        3.2    --By-Laws of Avon, as restated, effective June 6,
                 1996.

       11.1 --Statement re computation of primary income per share.

       11.2 --Statement re computation of fully diluted income per share.

       27      --Financial Data Schedule.

  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the second quarter of 1996.

                             SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AVON PRODUCTS, INC.
                                         (Registrant)



Date:  August 13, 1996       By /s/     MICHAEL R. MATHIESON
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President & Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.