Form 10-Q
period 1996-09-30
AVON PRODUCTS INC
filed 1996-11-13
CIK 8868

                           FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1996

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

    The number of shares of Common Stock (par value $.25) outstanding at October 31, 1996 was 132,843,382 reflecting a two-for-one stock split distributed in June 1996.

                          Table of Contents

                   Part I.  Financial Information


                                                             Page
                                                            Numbers
                                                            -------

Item 1.  Financial Statements

         Consolidated Statement of Income
           Three Months Ended September 30, 1996 and
             September 30, 1995............................   3
           Nine Months Ended September 30, 1996 and
             September 30, 1995............................   4

         Consolidated Balance Sheet
           September 30, 1996 and December 31, 1995........   5

         Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1996 and
             September 30, 1995............................   6

         Notes to Consolidated Financial Statements........  7-9



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition..... 10-20


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K..................  21

Signatures.................................................  22

                   PART I.  FINANCIAL INFORMATION

                         AVON PRODUCTS, INC.
                  CONSOLIDATED STATEMENT OF INCOME
                (In millions, except per share data)

                                                  Three months ended
                                                     September 30
                                                  ------------------
                                                  1996          1995
                                                  ----          ----
                                                     (unaudited)

Net sales.................................... $1,177.3      $1,067.8

Costs, expenses and other:
Cost of sales................................    474.8         419.4
Marketing, distribution and
  administrative expenses....................    597.6         551.3
Interest expense.............................     10.9          11.4
Interest income..............................     (3.3)         (4.5)
Other (income)/expense, net..................     (1.6)          3.0
                                              --------      --------
Total costs, expenses and other..............  1,078.4         980.6
                                              --------      --------
Income before taxes and minority interest....     98.9          87.2
Income taxes.................................     36.1          31.4
                                              --------      --------
Income before minority interest..............     62.8          55.8
Minority interest............................      (.3)          (.6)
                                              --------      --------
Net income................................... $   62.5      $   55.2
                                              ========      ========

Income per share............................. $    .47      $    .41*
                                              ========      ========

Average shares outstanding...................   132.93        136.04*
                                              ========      ========





*Restated to reflect a two-for-one stock split distributed in June
 1996.

The accompanying notes are an integral part of these statements.

                         AVON PRODUCTS, INC.
                  CONSOLIDATED STATEMENT OF INCOME
                (In millions, except per share data)

                                                  Nine months ended
                                                     September 30
                                                  ------------------
                                                  1996          1995
                                                  ----          ----
                                                     (unaudited)

Net sales.................................... $3,322.1      $3,108.0

Costs, expenses and other:
Cost of sales................................  1,313.5       1,211.6
Marketing, distribution and
  administrative expenses....................  1,684.6       1,591.4
Interest expense.............................     30.9          30.7
Interest income..............................    (10.9)        (14.2)
Other expense, net...........................      6.6          11.1
                                              --------      --------
Total costs, expenses and other..............  3,024.7       2,830.6
                                              --------      --------
Income before taxes and minority interest....    297.4         277.4
Income taxes.................................    111.5         107.3
                                              --------      --------
Income before minority interest..............    185.9         170.1
Minority interest............................        -           (.1)
                                              --------      --------
Net income................................... $  185.9      $  170.0
                                              ========      ========

Income per share............................. $   1.39      $   1.24*
                                              ========      ========

Average shares outstanding...................   133.91        136.76*
                                              ========      ========







*Restated to reflect a two-for-one stock split distributed in June
 1996.

The accompanying notes are an integral part of these statements.

                         AVON PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET
                            (In millions)


                                          September 30    December 31
                                              1996           1995
                                          ------------    -----------
                                                  (unaudited)

ASSETS
Current assets:
Cash and equivalents....................  $   67.4           $  151.4
Accounts receivable.....................     450.5              402.0
Inventories.............................     613.9              466.3
Prepaid expenses and other..............     215.6              195.3
                                          --------           --------
Total current assets....................   1,347.4            1,215.0
                                          --------           --------

Property, plant and equipment, at cost..   1,197.6            1,169.5
Less accumulated depreciation...........     651.4              631.7
                                          --------           --------
                                             546.2              537.8
                                          --------           --------
Other assets............................     321.3              300.0
                                          --------           --------
Total assets............................  $2,214.9           $2,052.8
                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year...........  $  349.3           $   47.3
Accounts payable........................     333.1              419.7
Accrued compensation....................     139.4              109.3
Other accrued liabilities...............     254.6              277.3
Sales and other taxes...................      95.0              101.8
Income taxes............................     292.6              289.9
                                          --------           --------
Total current liabilities...............   1,464.0            1,245.3
                                          --------           --------

Long-term debt..........................     105.0              114.2
Employee benefit plans..................     403.2              390.8
Deferred income taxes...................      31.8               33.6
Other liabilities.......................      67.7               76.2

Shareholders' equity:
Common stock............................      43.5               43.4
Additional paid-in capital..............     682.8              672.9
Retained earnings.......................     395.3              325.8
Translation adjustments.................    (207.9)            (202.1)
Treasury stock, at cost.................    (770.5)            (647.3)
                                          --------           --------
Total shareholders' equity..............     143.2              192.7
                                          --------           --------
Total liabilities and shareholders'
  equity................................  $2,214.9           $2,052.8
                                          ========           ========

The accompanying notes are an integral part of these statements.

                          AVON PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In millions)

                                                          Nine months ended
                                                             September 30
                                                          ------------------
                                                          1996          1995
                                                          ----          ----
                                                              (unaudited)
Cash flows from operating activities:
Net income..........................................  $  185.9       $ 170.0
Adjustments to reconcile net income to net cash
  used by operating activities:
Depreciation and amortization.......................      48.0          43.4
Provision for doubtful accounts.....................      55.0          56.1
Translation (gains)/losses..........................      (1.0)          2.2
Deferred income taxes...............................      (2.5)         (6.7)
Other...............................................       6.2           9.0
Changes in assets and liabilities:
  Accounts receivable...............................    (111.7)        (93.7)
  Inventories.......................................    (148.5)       (134.3)
  Prepaid expenses and other........................     (23.8)        (61.7)
  Accounts payable and accrued liabilities..........     (30.6)        (39.0)
  Income and other taxes............................      (1.1)          1.5
  Noncurrent assets and liabilities.................      (2.6)          8.2
                                                      --------       -------
Net cash used by continuing operations..............     (26.7)        (45.0)
Net cash used by discontinued operations............     (37.2)         (6.0)
                                                      --------       -------
Net cash used by operating activities...............     (63.9)        (51.0)
                                                      --------       -------
Cash flows from investing activities:
Capital expenditures................................     (62.6)        (44.5)
Disposal of assets..................................       3.2           2.0
Acquisition of Justine (Pty) Ltd....................      (6.3)            -
                                                      --------       -------
Net cash used by investing activities...............     (65.7)        (42.5)
                                                      --------       -------

Cash flows from financing activities:
Cash dividends......................................    (119.2)       (110.4)
Debt, net (maturities of three months or less)......     292.0         187.1
Proceeds from short-term debt.......................      10.9          22.1
Retirement of short-term debt.......................     (10.0)        (21.4)
Retirement of long-term debt........................       (.9)        (23.3)
Repurchase of common stock..........................    (124.4)        (85.0)
Proceeds from exercise of stock options.............       6.1           1.2
                                                      --------       -------
Net cash provided (used) by financing activities....      54.5         (29.7)
                                                      --------       -------
Effect of exchange rate changes on cash
  and equivalents...................................      (8.9)          6.6
                                                      --------       -------
Net decrease in cash and equivalents................     (84.0)       (116.6)
Cash and equivalents beginning of period............     151.4         214.8
                                                      --------       -------
Cash and equivalents end of period..................  $   67.4       $  98.2
                                                      ========       =======

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


2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by continuing operations" includes the following cash payments for interest and income taxes:

                                                Nine months ended
                                                  September 30
                                                -----------------
                                                1996         1995
                                                ----         ----

Interest..................................... $ 18.7       $ 23.8
Income taxes, net of refunds received........  116.9        105.4


3.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the three and nine months ended September 30, 1996 compared to the respective periods of 1995 is primarily due to the shares acquired under the stock repurchase program. During the first nine months of 1996, the Company purchased approximately 2.9 million shares of common stock compared to approximately 2.7 million shares purchased during the first nine months of 1995. As of September 30, 1996, the cumulative number of shares repurchased was approximately
12.6 million shares, as restated to reflect the two-for-one stock split distributed in June 1996, for a total cost of approximately $419.5.

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

    Also on May 2, 1996, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock distribution which was made on June 3, 1996 to shareholders of record after the close of business on May 15, 1996.

    All share and per share data included in this report, unless indicated, have been restated to reflect the stock split.


4.  INVENTORIES

                               September 30      December 31
                                   1996             1995
                               ------------      -----------

    Raw materials.............       $153.8           $133.2
    Finished goods............        460.1            333.1
                                     ------           ------
                                     $613.9           $466.3
                                     ======           ======


5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.29 and $.87 for the three and nine months ended September 30, 1996, respectively, and $.275 and $.775 for the corresponding 1995 periods. The annual dividend rate for 1996 is $1.16 compared to $1.10 for 1995.


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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at September 30, 1996 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

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


Results of Operations--Three Months Ended September 30, 1996 and 1995.

Consolidated

    Avon's net income for the three months ended September 30, 1996 of $62.5, or $.47 per share, increased 13% and 15%, respectively, from net income of $55.2, or $.41 per share, in the comparable period of 1995. The percent increase in income per share exceeded the percent increase in net income due to the impact of lower average shares outstanding in 1996 versus 1995 resulting from the ongoing stock repurchase program. Pretax income of $98.9 increased 13% due to higher sales, an improved operating expense ratio and favorable corporate non-operating items in 1996. These favorable results were partially offset by a decline in the gross margin in 1996. Net income was further reduced by a higher effective income tax rate in 1996 (36.5% versus 36.0% in 1995).

    On a consolidated basis, Avon's worldwide net sales for the three months ended September 30, 1996 of $1,177.3 increased $109.5, or 10%, over the comparable period of the prior year. The increase in sales was due to 10% increases in both international and U.S. sales. The international sales increase resulted from strong growth throughout most of the Americas, Russia, Central Europe, the United Kingdom and the Pacific Rim markets. These improvements were partially offset by sales declines in Japan, and to a lesser extent, Venezuela and Germany. Excluding the impact of foreign currency exchange, consolidated net sales rose 18% over the comparable period of the prior year.

    Cost of sales as a percentage of sales was 40.3% in the third quarter of 1996 compared to 39.3% in the third quarter of 1995. The decline in the gross margin resulted from lower margins in Venezuela due to the impact of two bolivar devaluations; in Brazil due to continued investments to reduce excess inventory as well as an aggressive pricing policy to respond to competitive pressures; in Central Europe due to margin investments to support sales and in most Pacific Rim markets due to a shift to sales of lower-priced products. In addition, the U.S. gross margin declined due to a shift in sales mix to lower margin items.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



    Marketing, distribution and administrative expenses of $597.6 increased $46.3, or 8%, over the comparable period of 1995, but decreased as a percentage of sales to 50.8% from 51.6% in 1995. The increase in operating expenses was primarily in markets which had strong sales growth including the U.S., Brazil, the Pacific Rim, Argentina and the United Kingdom. These increases were partially offset by lower expenses in Japan and, to a lesser extent, Venezuela. The decrease in the overall operating expense ratio was due to improved ratios in most markets in the Americas and Pacific Rim due to higher sales and in the U.S. due to ongoing efforts to control expenses, partially offset by unfavorable expense ratios in Japan due to the sales decline and in the United Kingdom due to additional initiatives aimed at increasing the number of customers.

    Interest expense decreased $.5 over the comparable period of 1995 as a result of reductions of debt in Brazil and Central Europe, partially offset by higher domestic debt levels reflecting borrowings for the ongoing stock repurchase program and for a litigation settlement with Mallinckrodt Group Inc. ("Mallinckrodt").

    Interest income decreased $1.2 versus the comparable period of 1995 primarily due to lower levels of funds invested in Brazil and in the U.S. in 1996.

    Other (income)/expense, net, reflecting $1.6 of income in 1996 was $4.6 favorable to the comparable period last year primarily due to favorable corporate non-operating items partially offset by lower foreign exchange gains in 1996.


U.S.

    Net sales increased 10% in the third quarter of 1996 compared with the third quarter of 1995 reflecting a 6% increase in average order size and a 4% increase in the number of Representative orders. The sales improvement was driven by significant increases in the gift and decorative and cosmetics, fragrance and toiletries ("CFT") categories. The improvement was partially offset by small declines in the jewelry and accessories and apparel categories. The growth in the gift and decorative category was driven by the high sales volume of the Winter Velvet Barbie. This doll was the most successful new product introduction in Avon's history. In addition, growth in the CFT category was driven by the success of specialty bath products including the introduction of a new Country Harvest line as well as the successful introduction of Butterfly, a teen-oriented fragrance.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



Sales of accessory items rose and almost offset a decline in fashion jewelry products reflecting the attractive price and value of several products including a luggage offer and an Olympic games duffel bag. The decrease in apparel sales was attributable to a third quarter 1995 aggressive inventory clearance offer which was not repeated in 1996.

    Pretax income increased 13% over the comparable period of last year due to the sales increase partially offset by a lower gross margin. The gross margin decline resulted from the successful sale of the lower-margin collectible Winter Velvet Barbie, the issuance of two additional clearance flyers in 1996 and increased sales of lower margin accessory products including the luggage offer. Also contributing to the strong improvement in pretax income was a favorable operating expense ratio. Despite higher advertising costs and promotions related to the Olympics and higher paper costs in 1996, the operating expense ratio improved significantly due to ongoing efforts to control expenses.


International

    Net sales increased 10%, or 22% excluding the effect of foreign currency exchange, over the comparable period of 1995 and pretax income increased 5%. The sales increase was driven primarily by strong unit growth in almost all operating units in the Americas, predominantly in Brazil and Mexico and, to a lesser extent, Chile and Argentina. Brazil's improvement resulted from strong increases in units sold and number of customers served. The growth in number of customers resulted from the revision of pricing strategies and new product launches aimed at increasing customer transactions in response to an increasingly intense competitive environment in Brazil. The continued impact of the peso devaluation in Mexico was more than offset by increases in the number of orders as well as average order size. In addition, the number of active Representatives in Mexico has continued to grow due to incentive programs focused on retention and increasing the number of orders. The international sales improvement was also due to improvements in the Pacific Rim, mainly in the Philippines and China, the United Kingdom, Russia and Central Europe reflecting unit growth, and in Italy due to unit growth and a favorable foreign exchange impact.

    These favorable sales results were partially offset by a continuing sales decline in Japan caused by the unfavorable foreign exchange impact of a stronger U.S. dollar in 1996 as well as declines in average order size and Representative orders. These shortfalls resulted from both internal operational factors, including changes

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



made to the Representative commission structure implemented at the beginning of 1996, and external conditions such as the relaxation of cosmetic import regulations which led to accelerated retail pricing competition. In response to these issues, organizational changes were made earlier this year to better integrate the sales and marketing functions. In addition, national recruiting drives among sales managers and Representatives were conducted and product offerings in the gift and decorative and CFT categories have been enhanced. Sales decreased in Venezuela due to the continued negative impact of the bolivar devaluations, and in Germany due to both an operational decline, with units sold down slightly, as well as a negative foreign currency impact.

    The 5% increase in pretax income reflected increases in most markets in the Americas, with the biggest increase in Mexico, the Pacific Rim and Russia. The increase in Mexico was primarily due to the sales growth with only a slight increase in operating expenses. The operating expense ratio in Mexico improved significantly as a result of an expense control program in place in 1996. Higher pretax results in the Pacific Rim, the Americas and Russia were attributed to operational improvements driven by higher units sold. These favorable results were partially offset by decreases in Japan and, to a lesser extent, in Venezuela and the United Kingdom. As discussed above, Japan continues to face operational challenges. Japan's operating expense ratio has increased as a result of the sales shortfall and the incremental cost of new sales and marketing initiatives aimed at reversing the declining sales trend. Lower pretax results in Venezuela were mainly due to the impact of two maxi-devaluations of the bolivar in the past ten months. Results in the United Kingdom were impacted by investments aimed at increasing the customer base including new customer access programs.


Results of Operations - Nine Months Ended September 30, 1996 and 1995.

Consolidated

    Avon's net income for the nine months ended September 30, 1996 of $185.9, or $1.39 per share, increased 9% and 12%, respectively, compared to net income of $170.0, or $1.24 per share, in the comparable period of 1995. The 12% increase in income per share exceeded the 9% increase in net income due to the impact of lower average shares outstanding in 1996 as a result of the ongoing share repurchase program. Pretax income of $297.4 increased 7% due to

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



higher sales, an improved operating expense ratio and lower corporate non-operating expenses in 1996. These favorable results were partially offset by a decline in the gross margin, lower interest income in 1996 and the favorable net effect of one-time items in 1995, discussed below. Net income was also favorably impacted by a lower effective income tax rate in 1996 (37.5% versus 38.7% in 1995) resulting primarily from the mix of earnings and tax rates of international subsidiaries, including a decrease in Brazil's statutory income tax rate. The 1995 results include the following one-time pretax items recorded in the second quarter: a gain of $25.0, net of related costs, from a cash settlement of a lease dispute and charges of $12.0 related to an early retirement program implemented in Japan and $11.0 for severance costs, primarily in Europe, as part of Avon's program to reduce fixed expenses in certain markets. The lease dispute related to the overpayment of previous years' rent for the Company's headquarters building. The $25.0 gain represented a $14.0 recovery of disputed rent, which is included in marketing, distribution and administrative expenses, and $11.0 of interest, net of related costs, which is included in other expense, net. The expenses in Japan and Europe are included in marketing, distribution and administrative expenses. The net effect of these one-time items was to increase net income by $3.0, or $.02 per share.

    Consolidated net sales for the nine months ended September 30, 1996 of $3,322.1 increased $214.1, or 7%, over the comparable period of the prior year. This improvement was due to a 7% increase in international and a 6% increase in U.S. sales. The higher sales in international reflected strong growth in most markets in the Americas, the Pacific Rim and Russia and, to a lesser extent, in Central Europe, United Kingdom and Italy. These improvements were partially offset by sales declines in Japan and, to a lesser extent, Venezuela and Germany. Excluding the impact of foreign currency exchange, net sales rose 14% over the comparable period of the prior year.

    Cost of sales as a percentage of sales was 39.5% compared to 39.0% in 1995. The higher cost ratio resulted primarily from gross margin declines in Venezuela due to the impact of the bolivar devaluations; in Japan due to a shift to sales of lower-priced products; and in the U.S. due to increased sales of the lower margin apparel line and the high volume of Barbie sales.

    Marketing, distribution and administrative expenses of $1,684.6 increased $93.2, or 6%, over the comparable period of 1995 and decreased as a percentage of sales to 50.7% from 51.2% in 1995.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



Excluding the one-time charges in Japan and Europe and the one-time lease settlement gain, previously mentioned, operating expenses increased $102.6 and the operating expense ratio decreased to 50.7% from 50.9% in 1995. The increase in operating expenses was primarily in Brazil, the Pacific Rim and the U.S. due to higher sales, which was partially offset by lower expenses in Japan and, to a lesser extent, Venezuela and Germany. The decrease in the overall operating expense ratio was primarily due to improved expense ratios in most European markets due to continued fixed expense reduction efforts, in Venezuela due to the impact of the bolivar devaluations and in Mexico due to significantly higher sales. These improvements were partially offset by unfavorable expense ratios in Japan due to the sales decline and in Brazil due to increased advertising and distribution expenses associated with the expansion of shipping facilities.

    Interest income decreased $3.3 from the comparable period of 1995 due to a lower level of funds invested in Brazil and the U.S.

    Other expense, net, of $6.6 decreased $4.5 from the comparable period of 1995 primarily due to lower corporate non-operating expenses and lower foreign exchange losses in 1996 partially offset by the interest portion of the previously discussed favorable lease settlement in 1995.


U.S.

    Net sales increased 6% reflecting 3% increases in both the number of Representative orders and average order size. There were improvements in sales of apparel, gifts, home entertainment, color cosmetics and personal care products. These increases were partially offset by a decline in sales of skin care, fashion jewelry and accessory products. The most significant growth was in the apparel category reflecting the success of the Diane Von Furstenberg spring and summer collections, novelty and children's lines and in the gift and decorative category attributable to the success of both the Springtime and Winter Velvet Barbie.

    Pretax income increased 4% over the comparable prior year period due to the sales increase partially offset by a gross margin decline. The margin decline was attributable to increased sales of the lower margin apparel line, promotional pricing of certain products and the successful sale of the lower-margin collectible Barbie dolls. An improvement in the operating expense ratio also contributed to the increase in pretax income.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



International

    Net sales increased 7% and pretax income increased 20% over the comparable period of 1995. Excluding the one-time charges in 1995 for Japan's early retirement program and European severance costs, pretax income increased 9%. The sales increase was primarily due to growth in most markets in the Americas, most significantly in Brazil due to double-digit increases in unit volume and customers, and in Mexico due to price increases and unit growth partially offset by the continued impact of the peso devaluation. Sales were also higher in Chile, Central America and Argentina due to unit growth. In addition, the international sales improvement was driven by unit growth in almost all Pacific Rim markets, most significantly in the Philippines and China, and in Russia, Central Europe and the United Kingdom. These favorable results were partially offset by a significant sales decline in Japan resulting from the unfavorable exchange impact of a stronger U.S. dollar in 1996 and a shift in pricing strategy to sales of lower-priced products due to a continued decline in consumer spending. As previously mentioned, strategies are being put in place in Japan that focus on improving the field sales and marketing areas. Sales also declined in Venezuela primarily due to the negative impact of the bolivar devaluations and in Germany and France due to weakening economic conditions and increasing unemployment which has resulted in a general decline in consumer confidence and spending. Excluding the impact of foreign currency exchange, international sales were up 19% over the comparable period of 1995.

    Excluding the one-time charges previously discussed, the increase in pretax income reflected improvements in most markets in the Americas, Europe, the Philippines and Malaysia. Increases in Mexico, Argentina, Central America and Chile were due to sales growth. The increase in Europe reflected sales increases and operational improvements including improved gross margins in Italy, Germany and Russia and favorable operating expense ratios in most markets in the region due to the continued effect of fixed expense reduction efforts. The improvements in the Philippines and Malaysia reflected higher sales and improved expense ratios. These favorable results were partially offset by decreases in Japan and, to a lesser extent, in Venezuela. The decline in Japan was due to the decrease in sales and operational difficulties including a decline in the gross margin due to a continued focus on lower-priced impulse items in an attempt to increase consumer appeal, as well as an unfavorable expense ratio. Lower pretax results in Venezuela were caused by the bolivar devaluations.

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



Liquidity and Capital Resources

Cash Flows

    Excluding changes in debt, there was a net decrease in cash of $376.0 in the first nine months of 1996 compared with $281.1 in the comparable period of 1995. The $94.9 variance primarily reflects higher cash used for the repurchase of common stock, the final payment of the Mallinckrodt settlement in January 1996, an unfavorable exchange rate impact on cash and higher dividends. Cash usage was also affected by investing activities including the purchase of Justine (Pty) Ltd., a direct selling business in South Africa, and higher capital spending in the Pacific Rim, mainly in China, in 1996. These variances were partially offset by higher cash provided by continuing operations. Consolidated full year capital expenditures in 1996 are currently expected to be in the range of $100.0 to $120.0.

    For the first nine months of 1996, under the stock repurchase program, the Company purchased approximately 2.9 million shares of common stock for $124.4 compared with $85.0 spent for the repurchase of approximately 2.7 million shares during the comparable period in 1995. As of September 30, 1996, the cumulative number of shares repurchased was approximately 12.6 million shares.


Capital Resources

    Total debt increased $292.8 to $454.3 at September 30, 1996 from $161.5 at December 31, 1995, principally due to normal seasonal working capital requirements during the first nine months of 1996 and a payment made relating to the Mallinckrodt settlement. Total debt at September 30, 1996 of $454.3 was $109.6 higher than total debt of $344.7 at September 30, 1995 primarily due to the Mallinckrodt settlement and the ongoing share buyback program. These increases were partially offset by the repayment of a yen note obligation of Avon's Japanese subsidiary in the fourth quarter of 1995 and lower debt levels in Brazil, Central Europe and Chile.

    During the third quarter of 1996, the Company entered into an agreement with various banks and other lenders to amend and restate the five year, $600.0 revolving credit and competitive advance facility agreement of 1994. The amended and restated agreement is a five year agreement which expires in 2001.

    At September 30, 1996, there were no borrowings under the amended and restated revolving credit and competitive advance facility

                         AVON PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)
              (Dollars in millions, except share data)



agreement. This agreement is also used to support the Company's commercial paper borrowings of which $300.8 was outstanding at September 30, 1996.

    At September 30, 1996, there were no borrowings under the Company's bankers' acceptance facilities.

    Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.


Working Capital

    As of September 30, 1996 and December 31, 1995, current liabilities exceeded current assets by $116.6 and $30.3, respectively. The increase of current liabilities over current assets of $86.3 was mainly due to an increase in debt, partially offset by a decrease in accounts payable, and a decrease in cash and equivalents. These changes resulted from higher inventory and accounts receivable levels, which reflects the seasonal pattern of Avon's operations as well as higher U.S. apparel inventory to support increased sales, and the final Mallinckrodt settlement payment.

    Although current liabilities exceeded current assets at September 30, 1996, management believes this highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity.
Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.


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



    At September 30, 1996, the Company had three interest rate swap agreements on its 170 million 6-1/8% Deutsche Mark Notes ("Notes"), due May 1998. Each agreement has a notional principal amount of $100.0. In July 1995, the Company entered into an interest rate swap agreement, which effectively converted the interest payable on the Notes from a floating to a fixed interest rate basis of approximately 7.2% through maturity.

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

    At September 30, 1996, the Company held foreign currency forward contracts with notional amounts totaling $179.7 and option contracts with notional amounts totaling $97.8 to hedge foreign currency items. These contracts have maturities in 1997 or prior. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $99.0 and option contracts with notional amounts of $32.7 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at September 30, 1996 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

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

                         AVON PRODUCTS, INC.

                    PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit
       Number                    Description
       -------                   -----------

        4.1 --Amended and Restated Revolving Credit and Competitive Advance Facility Agreement, dated as of August 8, 1996, among Avon, Avon Capital Corporation and a group of banks and other lenders.

       11.1 --Statement re computation of primary income per share.

       11.2 --Statement re computation of fully diluted income per share.

       27      --Financial Data Schedule.

  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the third quarter of 1996.

                             SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AVON PRODUCTS, INC.
                                         (Registrant)



Date:  November 8, 1996      By /s/     MICHAEL R. MATHIESON
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President & Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.