Form 10-K
period 1996-12-31
AVON PRODUCTS INC
filed 1997-03-31
CIK 8868

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                      [x] Annual Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1996

                                          OR

              [ ] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                    For the transition period from ____ to ____

                            Commission file number 1-4881


                                 AVON PRODUCTS, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    New York                              13-0544597
         ------------------------------                   ----------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


               1345 Avenue of the Americas, New York, N.Y.  10105-0196
               -------------------------------------------------------
                   (New address of principal executive offices)
                                   (212) 282-5000
                                   --------------
                                 (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                            Name of each exchange on
         Title of each class                   which registered
         -------------------                   ----------------

    Common Stock (par value $.25)           New York Stock Exchange
    Preferred Share Purchase Rights         New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X       No  ___
                                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of Common Stock (par value $.25) held by non-affiliates at February 28, 1997 was $7.8 billion.

     The number of shares of Common Stock (par value $.25) outstanding at February 28, 1997 was 133,032,198.


                        Documents Incorporated by Reference

Parts I and II     Portions of the 1996 Annual Report to Shareholders.
Part III           Portions of the Proxy Statement for the 1997 Annual
                   Meeting of Shareholders.

                                    PART I


ITEM 1. BUSINESS

     Avon Products, Inc. ("Avon" or "Company") is one of the world's leading manufacturers and marketers of beauty and related products, which include cosmetics, fragrance and toiletries; gift and decorative; apparel; and fashion jewelry and accessories. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and pretax income from operations by geographic area on page 31 in Avon's 1996 Annual Report to Shareholders.

Distribution

     Avon's products are sold worldwide by approximately 2.3 million Representatives, approximately 440,000 of whom are in the United States. Almost all Representatives are women who sell on a part-time basis. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them directly to their customers.

     The Company's products are sold to customers through a combination of direct selling and marketing utilizing independent Representatives, the mail, by phone or fax. Representatives go where the customers are, either in the home or in the workplace.

     In the United States, the Representative contacts customers, selling primarily through the use of brochures which also highlight new products and specially priced items for each two-week sales campaign. Product samples, demonstration products and make-up color charts are also used. Generally the Representative forwards an order every two weeks to a designated distribution center. This order is processed and the products are assembled at the distribution center and delivered to the Representative's home, usually by a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for their own account. Payment by the Representative to Avon is customarily made when the next order is forwarded to the distribution center. The cost of merchandise to the Representative varies according to the product category and/or to the total order size for each two-week sales campaign and averages approximately 60 percent of the recommended selling price.

     In order to increase Representative support in the United States and allow them to run their business more efficiently as well as to improve order processing accuracy,

Avon employs certain electronic order systems technology. One of these systems permits Avon Representatives to submit add-on orders with a touch-tone telephone, enabling them to augment orders already submitted by placing a phone call. Another system, Avon's Personal Order Entry Terminal, permits the top-producing Representatives in the United States to transmit orders electronically by phone line, 24 hours a day, seven days a week.

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

     The recruiting and training of Representatives are the primary responsibility of district managers. In the United States, each district manager has responsibility for a market area covered by 225 to 300 Representatives. District managers are employees of Avon and are paid a salary and a commission based on the increase over the prior year's sales of Avon products by Representatives in their district. Personal contacts, including recommendations from current Representatives and local advertising, constitute the primary means of obtaining new Representatives. Because of the high rate of turnover among Representatives, a characteristic of the direct-selling method, recruiting and training of new Representatives are continually necessary.

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

     There are a number of direct-selling companies which sell product lines similar to Avon's, some of which also have worldwide operations and compete with Avon.

     Avon believes that the personalized customer service offered by Representatives; the high quality, attractive designs and reasonable prices of its products; new product introductions; and the guarantee of satisfaction are significant factors in establishing and maintaining its competitive position.

Avon's consolidated net sales, by classes of principal products, are as follows:

                                                      Years ended December 31
                                                     ------------------------
                                                     1996      1995      1994
                                                     ----      ----      ----
                                                          (In millions)

Cosmetics, fragrance and toiletries............. $2,946.8  $2,797.2  $2,604.2
Gift and decorative.............................    934.1     780.6     769.2
Apparel.........................................    556.3     500.5     480.3
Fashion jewelry and accessories.................    377.0     413.8     412.8
                                                 --------  --------  --------
                                                 $4,814.2  $4,492.1  $4,266.5
                                                 ========  ========  ========


International Operations

     Avon's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

     Avon's international operations are conducted primarily through subsidiaries in 41 countries and Avon's products are distributed in some 89 other countries.

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

     Avon has nineteen manufacturing laboratories around the world, three of which are principally devoted to the manufacture of fashion jewelry. In the United States, Avon's cosmetic, fragrance and toiletry products are produced in three manufacturing laboratories for the four distribution centers. Most products sold in foreign countries are manufactured in Avon's facilities abroad.

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

Contingencies

     Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. The Company is also involved in a number of proceedings arising out of the federal Superfund law and similar state laws. In some instances Avon, along with other companies, has been designated as a potentially responsible party which may be liable for costs associated with these various hazardous waste sites. In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1996 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

SEASONAL NATURE OF BUSINESS

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling cosmetics, fragrance and toiletries; gift and decorative products; apparel; and fashion jewelry. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were 31 percent of total net sales in 1996 and 1995 and fourth quarter pretax income from continuing operations was 42 percent and 40 percent in 1996 and 1995, respectively.

RESEARCH ACTIVITIES

     Avon's research and development department is a leader in the industry, based on the number of new product launches, including formulating effective beauty treatments relevant to women's needs. In addition, Avon's research and development supports its environmental responsibilities.

     A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists extends Avon's own research to deliver new formulas and ingredients. Each year, Avon researchers test and develop more than 600 products in the cosmetic, fragrance, toiletry and jewelry categories as well as analyze, evaluate and develop gift and decorative products.

     Avon has pioneered many innovative products, including Skin-So-Soft, its best-selling bath oil; BioAdvance, the first skin care product with stabilized retinol, the purest form of Vitamin A; and Collagen Booster, the premier product to capitalize on Vitamin C technology. Avon also introduced the benefits of aromatherapy to millions of American women, encapsulated color for the Color-Release line and introduced alpha-hydroxy acid for cosmetic use in the Anew Perfecting Complex products.

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $30.2 million in 1996, $27.8 million in 1995 and $27.9 million in 1994. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of cosmetic, fragrance and toiletry products.

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

EMPLOYEES

     At December 31, 1996, Avon employed approximately 33,700 people. Of these, approximately 7,800 were employed in the United States and approximately 25,900 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases somewhat in December when Christmas shipments are completed.

ITEM 2. PROPERTIES

     Avon's principal properties consist of manufacturing laboratories for the production of cosmetics, fragrances and toiletries and fashion jewelry and distribution centers where offices are located and where finished merchandise is warehoused and shipped to Representatives in fulfillment of their orders. Substantially all of these properties are owned by Avon or its subsidiaries, are in good repair, adequately meet Avon's needs and operate at reasonable levels of productive capacity.

     The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY; and the distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. International properties include four manufacturing laboratories, including a fashion jewelry manufacturing laboratory in Ireland, and ten distribution centers in Europe; five manufacturing laboratories and eleven distribution centers in Latin America; one manufacturing and one distribution center in Canada; and four manufacturing laboratories and ten distribution centers in the Pacific. During 1996, the Company added one manufacturing and two distribution centers in Europe and one distribution center in the Pacific. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facilities in Puerto Rico. During 1995, the Company signed new leases, commencing in 1997, for office facilities for the U.S. and global operations, which will be relocated within New York City.

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

     In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December

31, 1996 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

     Avon is involved in a number of proceedings arising out of the federal Superfund law and similar state laws. In some instances Avon, along with other companies, has been designated as a potentially responsible party which may be liable for costs associated with these various hazardous waste sites. Based upon Avon's current knowledge of the proceedings, management believes, without taking into consideration any insurance recoveries, if any, that in the aggregate they would not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.
______________
Executive Officers of the Registrant

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

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 1997 Annual Meeting of Shareholders.

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:
                                                                      Elected
Title                                         Name             Age    Officer
-----                                         ----              ---   -------

Chairman of the Board,
   Chief Executive Officer and
      Director..........................  James E. Preston     63     1971
President, Chief Operating Officer
   and Director.........................  Edward J. Robinson   56     1989
Senior Vice President, General Counsel
   and Secretary........................  Ward M. Miller, Jr.  64     1993(1)
Senior Vice President, Chief
   Financial and Administrative Officer.  Edwina D. Woodbury   45     1990
Senior Vice Presidents..................  Christina A. Gold    49     1993
                                          Marcia L. Worthing   54     1988
Group Vice President, Finance...........  Robert J. Corti      47     1988
Vice President and Controller...........  Michael R. Mathieson 44     1995(2)

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


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices of Common Stock by Quarter" on page 41 of Avon's 1996 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1992 through 1996 is incorporated by reference to the "Eleven-Year Review" on pages 58 and 59 of Avon's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     This information is incorporated by reference to "Management's Discussion and Analysis" on pages 29 through 40 of Avon's 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 42 through 56, together with the report thereon of Coopers & Lybrand L.L.P., on page 57, and "Results of Operations by Quarter" on page 41 of Avon's 1996 Annual Report to
Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of Directors" sections of Avon's Proxy Statement for the 1997 Annual Meeting of
Shareholders. Information regarding executive officers is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the "Compensation Committee Interlocks and Insider Participation" section and the "Contracts with Executives" section of Avon's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
                                                 Annual
                                                 Report to
                                                 Shareholders  Form 10-K
                                                 Page Number   Page Number
                                                 -----------   -----------

(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries

         Consolidated statement of income for
            each of the years in the three-year
            period ended December 31, 1996........    42
         Consolidated balance sheet at
           December 31, 1996 and 1995.............    43
         Consolidated statement of cash flows
           for each of the years in the three-year
           period ended December 31, 1996.........    44
         Consolidated statement of changes in
           shareholders' equity for each of
           the years in the three-year period
           ended December 31, 1996................    45
         Notes to consolidated financial
           statements.............................    46-56
         Report of Independent Accountants
           Coopers & Lybrand L.L.P................    57

(a) 2. Financial Statement Schedules

         Report of Independent Accountants
           Coopers & Lybrand L.L.P................                 S-1
         Consent of Independent Accountants
           Coopers & Lybrand L.L.P................                 S-2
         Financial statement schedule for each
           of the years in the three-year period
           ended December 31, 1996................
                    II.--Valuation and qualifying
                           accounts...............                 S-3

     Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a)3.  Exhibits

Exhibit
Number                              Description
-------                             -----------

3.1 Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on May 13, 1996 (incorporated by reference to Exhibit 3.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3.2 By-laws of Avon, as restated, effective June 6, 1996 (incorporated by reference to Exhibit 3.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

4.1 Instrument defining the rights of holders of Avon's preferred share purchase rights to purchase Avon's Series A Junior Participating Preferred Stock (reference is made to Article IIIA of the restated Certificate of Incorporation of Avon, filed with the Secretary of State of New York State on August 12, 1988 and included as Exhibit 3.1 to the 1993 Annual Report on Form 10-K).

4.2 Rights Agreement, dated as of March 30, 1988 (the "Rights Agreement"), between Avon and First Chicago Trust Company of New York (as successor to Morgan Shareholder Services Trust Company) (incorporated by reference to Exhibit 1 to Avon's Registration Statement on Form 8-A, filed April 7, 1988 and refiled under Form SE as of December 31, 1996).

4.3 Amendment, dated as of January 3, 1989, to the Rights Agreement (incorporated by reference to Exhibit 3 to Avon's Amendment No. 1 on Form 8, filed January 4, 1989, amending its Registration Statement on Form 8-A, filed April 7, 1988 and refiled under Form SE as of December 31, 1996).

4.4 Second Amendment, dated as of April 5, 1990, to the Rights Agreement (incorporated by reference to Exhibit 4(c) to Avon's Current Report on Form 8-K, dated April 5, 1990 and refiled under Form SE as of December 31, 1996).

4.5 Third Amendment, dated as of May 10, 1990, to the Rights Agreement (incorporated by reference to Exhibit 4(d) to Avon's Current Report on Form 8-K, dated May 10, 1990 and refiled under Form SE as of December 31, 1996).

4.6 Amended and Restated Revolving Credit and Competitive Advance Facility Agreement, dated as of August 8, 1996, among Avon, Avon Capital Corporation and a group of banks and other lenders (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.1* Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).


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

10.8* Trust Agreement, amended and restated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
       10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996).

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


10.12* The Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1996.

10.13* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical
       Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.14* Instrument of Amendment, effective as of April 1, 1990, amending various employee benefit plans and agreements as stipulated in the Instrument of Amendment (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE as of December 31, 1996).

10.15* Employment Agreement, dated as of November 1, 1995, between Avon and
       James E. Preston (incorporated by reference to Exhibit 10.16 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.16* Stock Option Agreement between Avon and James E. Preston dated
       October 30, 1995 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.17* Employment Agreement, dated as of September 1, 1994, between Avon and
       Edward J. Robinson (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.18* Restricted Stock Agreement, effective as of November 4, 1993, granted by Avon to Edward J. Robinson (incorporated by reference to Exhibit
       10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

10.19* Form of Employment Agreement, dated as of September 1, 1994, between
       Avon and certain senior officers (incorporated by reference to Exhibit
       10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.20* Avon Products, Inc. Directors' Retirement Plan, effective as of
       January 1, 1988 (incorporated by reference to Exhibit 10.22 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996).

10.21* First Amendment, dated as of November 5, 1992, to the Avon Products,
       Inc. Directors' Retirement Plan (incorporated by reference to Exhibit
       10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).


10.22* Trust Agreement, dated as of December 31, 1991, between Avon and
       Manufacturers Hanover Trust Company (incorporated by reference to
       Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996).

10.23* First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31,
       1993).

11.1   Statement re computation of primary income per share.

11.2   Statement re computation of fully diluted income per share.

13 Portions of the Annual Report to Shareholders for the year ended December 31, 1996 incorporated by reference in response to Items 1,5 through 8 in this filing.

21     Subsidiaries of the registrant.

23 Consent of Coopers & Lybrand L.L.P. (set forth on page S-2 of this Annual Report on Form 10-K).

24     Power of Attorney

27     Financial Data Schedule

99 Financial statements for the Avon Products, Inc. Employees' Savings and Stock Ownership Plan and the Avon Mirabella/Lomalinda Employees' Savings Plan for the year ended December 31, 1996 will be filed by amendment.

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b)    Reports on Form 8-K
       There was no Form 8-K filed during the fourth quarter of 1996.

(c) Avon's Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to
       Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1997.

                                        Avon Products, Inc.

                                        By /s/WARD M. MILLER, JR.
                                        -------------------------
                                        Ward M. Miller, Jr.
                                        Senior Vice President, General
                                        Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                Date
---------                       -----                                ----

           *
___________________________
James E. Preston               Chairman of the Board and
                               Chief Executive Officer -
                               Principal Executive
                               Officer and Director             March 6, 1997
           *
___________________________
Edward J. Robinson             President, Chief Operating
                               Officer and Director             March 6, 1997
           *
___________________________
Edwina D. Woodbury             Senior Vice President,
                               Chief Financial Officer -
                               Principal Financial Officer      March 6, 1997
           *
___________________________
Michael  R. Mathieson          Vice President and
                               Controller - Principal
                               Accounting Officer               March 6, 1997
BRENDA BARNES*            )
RICHARD S. BARTON*        )
REMEDIOS DIAZ OLIVER*     )
EDWARD T. FOGARTY*        )
STANLEY C. GAULT          )
GEORGE V. GRUNE*          )          Directors                  March 6, 1997
CHARLES S. LOCKE*         )
ANN S. MOORE*             )
CHARLES R. PERRIN*        )
JOSEPH A. RICE*           )
CECILY C. SELBY*          )

/s/WARD M. MILLER, JR.
____________________________________                            March 6, 1997
Ward M. Miller, Jr. Attorney-in-fact

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Avon Products, Inc.

    Our report on the consolidated financial statements of Avon Products, Inc. and subsidiaries as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 has been incorporated by reference in this Form 10-K from page 57 of the 1996 Annual Report to Shareholders of Avon Products, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the years in the three-year period ended December 31, 1996, as listed in the Index under Item 14(a)2 of this Form 10-K.

    In our opinion, the financial statement schedule for each of the years in the three-year period ended December 31, 1996 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


New York, New York
February 6, 1997

                         CONSENT OF INDEPENDENT ACCOUNTANTS


    We consent to the incorporation by reference in the following Registration Statements of Avon Products, Inc.: Form S-8 (Reg. No. 2-37955), Form S-8 (Reg. No. 2-48080), Form S-8 (Reg. No. 2-61285), Form S-8 (Reg. No. 2-83235), Form
S-8 (Reg. No. 2-94959), Form S-8 (Reg. No. 33-28653), Form S-8 (Reg. No. 33-
47209), Form S-8 (Reg. No. 33-60218), Form S-8 (Reg. No. 33-60918), Form S-8
(Reg. No. 33-65998), Post Effective Amendment No. 1 to Form S-8 (Reg. No. 2-98707), and Pre-Effective Amendment No. 1 to Form S-8 (Reg. No. 33-22099), of our reports dated February 6, 1997 on our audits of (i) the consolidated financial statements of Avon Products, Inc. as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, which report is included in the 1996 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K and (ii) the 1996, 1995 and 1994 financial statement schedule of Avon Products, Inc., which report is included in this Annual Report on Form 10-K.



New York, New York
March 27, 1997


                        AVON PRODUCTS, INC. AND SUBSIDIARIES
                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                   (In millions)
                              Years ended December 31


                                     Additions
                                _____________________
                   Balance at   Charged to    Charged                  Balance
                    beginning    costs and   to other                   at end
                    of period     expenses   accounts   Deductions   of period
                   ----------   ----------   --------   ----------   ---------
1996
Allowance for
  doubtful
  accounts
  receivable            $32.6        $79.0    $    --        $75.2(a)    $36.4
                        =====        =====    =======        =====       =====
1995
Allowance for doubtful
  accounts receivable   $27.3        $78.0    $    --        $72.7(a)    $32.6
                        =====        =====    =======        =====       =====
1994
Allowance for doubtful
  accounts receivable   $22.0        $64.9    $    --        $59.6(a)    $27.3
                        =====        =====    =======        =====       =====


(a) Accounts written off, net of recoveries and foreign currency translation adjustment.