Form 10-Q
period 1997-03-31
AVON PRODUCTS INC
filed 1997-05-13
CIK 8868

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

                                      OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                         Commission file number 1-4881



                              AVON PRODUCTS, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


           New York                                    13-0544597
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R S. Employer
 incorporation or organization)                    Identification No.)


          1345 Avenue of the Americas, New York, N.Y.  10105-0196
          -------------------------------------------------------
                   (Address of principal executive offices)

                               (212) 282-5000
                               --------------
                             (Telephone Number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X        No  ___

     The number of shares of Common Stock (par value $.25) outstanding at April 30, 1997 was 132,087,551.

                              Table of Contents
                        Part I.  Financial Information

                                                                     Page
                                                                    Numbers
                                                                    -------

Item 1.  Financial Statements

         Consolidated Statement of Income
           Three Months Ended March 31, 1997 and
             March 31, 1996........................................    3

         Consolidated Balance Sheet
           March 31, 1997 and December 31, 1996....................    4

         Consolidated Statement of Cash Flows
           Three Months Ended March 31, 1997 and
             March 31, 1996........................................    5

         Notes to Consolidated Financial Statements................    6-8



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.............    9-15



                   Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.......    16

Item 6.  Exhibits and Reports on Form 8-K..........................    17

Signatures.........................................................    18

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share data)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                         1997          1996
                                                         ----          ----
                                                            (unaudited)

Net sales........................................... $1,087.6      $1,016.1

Costs, expenses and other:
Cost of sales.......................................    441.6         401.6
Marketing, distribution and
  administrative expenses...........................    572.9         541.0
Interest expense....................................      9.6           9.6
Interest income.....................................     (2.3)         (3.9)
Other expense, net..................................      2.8           8.0
                                                     --------      --------
Total costs, expenses and other.....................  1,024.6         956.3
                                                     --------      --------
Income before taxes and minority interest...........     63.0          59.8
Income taxes........................................     23.3          22.7
                                                     --------      --------
Income before minority interest.....................     39.7          37.1
Minority interest...................................      1.6            .6
                                                     --------      --------
Net income.......................................... $   41.3      $   37.7
                                                     ========      ========

Income per share.................................... $    .31      $    .28
                                                     ========      ========


Average shares outstanding..........................   132.88        134.51
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (In millions)

                                                    March 31    December 31
                                                      1997         1996
                                                      ----         ----
                                                         (unaudited)

ASSETS
Current assets:
Cash and equivalents.............................   $  106.0       $  184.5
Accounts receivable..............................      431.9          437.0
Inventories......................................      578.9          530.0
Prepaid expenses and other.......................      211.2          198.1
                                                    --------       --------
Total current assets.............................    1,328.0        1,349.6
                                                    --------       --------

Property, plant and equipment, at cost...........    1,228.8        1,224.9
Less accumulated depreciation....................      665.0          658.3
                                                    --------       --------
                                                       563.8          566.6
                                                    --------       --------
Other assets.....................................      325.2          306.2
                                                    --------       --------
Total assets.....................................   $2,217.0       $2,222.4
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year....................   $  312.9       $   97.1
Accounts payable.................................      359.2          469.3
Accrued compensation.............................       83.1          142.4
Other accrued liabilities........................      246.7          238.7
Sales and other taxes............................      112.4          124.6
Income taxes.....................................      308.2          319.2
                                                    --------       --------
Total current liabilities........................    1,422.5        1,391.3
                                                    --------       --------
Long-term debt...................................      103.8          104.5
Employee benefit plans...........................      375.9          384.8
Deferred income taxes............................       32.5           33.9
Other liabilities................................       71.0           66.2

Shareholders' equity:
Common stock.....................................       43.5           43.5
Additional paid-in capital.......................      702.7          693.6
Retained earnings................................      488.2          488.8
Translation adjustments..........................     (220.5)        (210.7)
Treasury stock, at cost..........................     (802.6)        (773.5)
                                                    --------       --------
Total shareholders' equity.......................      211.3          241.7
                                                    --------       --------
Total liabilities and shareholders' equity.......   $2,217.0       $2,222.4
                                                    ========       ========

The accompanying notes are an integral part of these statements.
                                     4

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
                                                               (unaudited)
Cash flows from operating activities:
Net income.............................................. $ 41.3        $ 37.7
Adjustments to reconcile net income to net cash
  used by operating activities:
Depreciation and amortization...........................   16.3          15.8
Provision for doubtful accounts.........................   16.8          16.4
Translation losses......................................     --            .3
Deferred income taxes...................................   (4.5)         (4.7)
Other...................................................    3.3           1.1
Changes in assets and liabilities:
  Accounts receivable...................................  (18.1)        (19.1)
  Inventories...........................................  (51.1)        (65.7)
  Prepaid expenses and other............................  (10.8)        (16.8)
  Accounts payable and accrued liabilities.............. (155.1)       (103.8)
  Income and other taxes................................  (20.1)          4.6
  Noncurrent assets and liabilities.....................   (4.6)         (3.3)
                                                         ------        ------
Net cash used by continuing operations.................. (186.6)       (137.5)
Net cash used by discontinued operations................     --         (37.0)
                                                         ------        ------
Net cash used by operating activities................... (186.6)       (174.5)
                                                         ------        ------
Cash flows from investing activities:
Capital expenditures....................................  (24.6)        (10.1)
Disposal of assets......................................    1.1           1.0
Other investing activities..............................  (10.4)         (6.3)
                                                         ------        ------
Net cash used by investing activities...................  (33.9)        (15.4)
                                                         ------        ------
Cash flows from financing activities:
Cash dividends..........................................  (41.9)        (40.3)
Debt, net (maturities of three months or less)..........  203.9         209.8
Proceeds from short-term debt...........................   12.9            .2
Retirement of short-term debt...........................   (1.0)         (1.0)
Retirement of long-term debt............................    (.2)          (.4)
Repurchase of common stock..............................  (30.2)        (45.4)
Proceeds from exercise of stock options.................    5.6           1.7
                                                         ------        ------
Net cash provided by financing activities...............  149.1         124.6
                                                         ------        ------
Effect of exchange rate changes on cash and equivalents.   (7.1)         (4.0)
                                                         ------        ------
Net decrease in cash and equivalents....................  (78.5)        (69.3)
Cash and equivalents beginning of period................  184.5         151.4
                                                         ------        ------
Cash and equivalents end of period...................... $106.0        $ 82.1
                                                         ======        ======
The accompanying notes are an integral part of these statements.
                                     5

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)



1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1996 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, which consisted of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by continuing operations" includes the following cash payments for interest and income taxes:

                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                        1997         1996
                                                        ----         ----

Interest............................................   $ 3.2        $ 4.7
Income taxes, net of refunds received...............    35.1         23.8


3.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the three months ended March 31, 1997 compared to the respective period of 1996 is primarily due to the shares acquired under the stock repurchase programs.

    During the first three months of 1997, the Company purchased approximately 532,500 shares of common stock compared to approximately 1,148,000 shares purchased during the first three months of 1996. As of March 31, 1997, the cumulative number of shares repurchased under the three-year stock repurchase program begun in February 1994 was approximately 12.7 million shares for a total cost of approximately $424.4. Under a new repurchase program, which began in February 1997, the Company repurchased approximately 507,500 shares at a total cost of approximately $28.7 million as of March 31, 1997. Under

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)


this new program, the Company may buy back up to $500 million of its currently outstanding common stock through open market purchases over a period of up to three to five years.

    Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share", was issued in February 1997 and is effective for the Company's financial statements for the year ending December 31, 1997. Early adoption is not permitted. After the effective date, all prior period earnings per share ("EPS") data shall be restated. SFAS No. 128 establishes standards for computing and presenting EPS and replaces the presentation of previously disclosed EPS with both basic and diluted EPS. Based upon the Company's current capitalization structure, the EPS amounts calculated in accordance with FAS No. 128 are expected to approximate the Company's EPS amounts computed in accordance with Accounting Principles Board of Opinion No. 15, "Earnings Per Share."


4.  INVENTORIES

                                   March 31            December 31
                                       1997                   1996
                                       ----                   ----

    Raw materials................    $150.1                 $136.7
    Finished goods...............     428.8                  393.3
                                     ------                 ------
                                     $578.9                 $530.0
                                     ======                 ======


5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.315 for the three months ended March 31, 1997 and $.29 for the corresponding 1996 period. On February 6, 1997, the Company increased the annual dividend rate to $1.26 from $1.16.


6.  CONTINGENCIES

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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at March 31, 1997 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition


Results of Operations--Three Months Ended March 31, 1997 and 1996.

Consolidated

     Avon's net income for the three months ended March 31, 1997 of $41.3, or $.31 per share, increased 10% and 11%, respectively, from net income of $37.7, or $.28 per share, in the comparable period of 1996. Pretax income of $63.0 increased 5% due to higher sales, an improved expense ratio, favorable net foreign exchange and lower corporate non-operating expenses in 1997. These favorable results were partially offset by a decline in the gross margin and lower interest income in 1997. Net income was also favorably impacted by a lower effective tax rate (37.0% versus 38.0% in 1996) and a favorable minority interest impact due mainly to the results in Japan. The lower effective tax rate resulted primarily from the mix of earnings and tax rates of international subsidiaries.

     Consolidated net sales for the three months ended March 31, 1997 of $1,087.6 increased $71.5, or 7%, over the comparable period of the prior year. The increase in sales was due to a 12% increase in international partially offset by a 1% decrease in U.S. sales which includes the results of Discovery Toys, Inc. The international sales improvement resulted from strong growth in Mexico, the Pacific Rim, the United Kingdom, Russia, Chile, Central America and Central Europe. These improvements were partially offset by a sales decline in Germany. Excluding the impact of foreign currency exchange, consolidated net sales rose 11% over the comparable period of the prior year.

     Cost of sales as a percentage of sales was 40.6% in the first quarter of 1997 compared to 39.5% in the first quarter of 1996. The decline in the gross margin resulted from lower margins in Brazil due to actions taken to reduce inventory levels and, to a lesser extent, in Japan due to a 20% across the board reduction in CFT prices and an emphasis on lower-priced items and in Central Europe due to continued targeted pricing investments aimed at accelerating market penetration. These declines were partially offset by a margin improvement in Venezuela due to a shift in sales mix to higher-margin items.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Marketing, distribution and administrative expenses of $572.9 increased $31.9, or 6%, over the comparable period of 1996, but decreased as a percentage of sales to 52.7% from 53.2% in 1996. The increase in operating expenses was primarily in markets which have experienced strong sales growth, including Mexico and the Pacific Rim markets. These increases were partially offset by lower expenses in the U.S. primarily due to lower sales and in Germany due to the impact of a stronger U.S. dollar in 1997 as well as a continued focus on fixed expense reductions. The decrease in the overall operating expense ratio was due to improved ratios throughout Europe due to fixed expense reduction efforts and in Mexico and the Pacific Rim due to higher sales.

     Interest income decreased $1.6 versus the comparable period of 1996, primarily due to lower cash and short-term investment balances in Venezuela.

     Other expense, net, of $2.8 was $5.2 favorable to the comparable period last year primarily due to favorable net foreign exchange and lower corporate non-operating expenses in 1997.


U.S.

     Net sales decreased 1% and pretax income declined 2% in the first quarter of 1997 compared with the first quarter of 1996. Excluding results for Discovery Toys, which was acquired in January 1997, sales were down 2% and pretax income increased 2%. A 5% decrease in the number of Representative orders partially offset by a 3% increase in the average order size contributed to the sales decrease. Units sold decreased 2%. The sales decline resulted from decreases of fashion jewelry and accessories and home entertainment products due in part to a recent change in the pricing of demonstration products which caused a significant drop in the number of demonstration products purchased by Representatives. Plans are being implemented to modify the pricing structure to simplify this process and rebuild sales of demonstration products. The declines in fashion jewelry, accessories and home entertainment products were partially offset by increases in the cosmetics, fragrance and toiletries ("CFT") and gift and decorative categories. Growth in the CFT category was driven by the enormous success of product introductions in the specialty bath segment, such as the California Bath line and the Soft and Sensual line extension of the Skin-So-Soft brand. The launch of the Diane Von Furstenberg line of home fragrance products contributed to the increase in the gift and decorative category.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Pretax income increased 2%, excluding the results of Discovery Toys, due to a lower operating expense ratio and a slightly favorable gross margin in 1997 which more than offset the sales decline. The operating expense ratio was favorable despite increased strategic investments including the centralization of certain operational areas such as the call center and the launch of the renovated Anew line.


International

     Net sales increased 12%, or 19% excluding the effect of foreign currency exchange, over the comparable period of 1996 and pretax income increased 13%. The sales increase reflects improvements in all regions. Sales growth in the Americas was highlighted by significant sales growth in Mexico and strong unit growth in Chile and Central America. Mexico's growth in sales was driven by increases in orders, average order size and number of active Representatives. There has been a strong emphasis on customer development and image building in Mexico through sampling, advertising and Representative training. Sales in the Pacific region increased due to strong unit growth in the Pacific Rim, most significantly in the Philippines, Taiwan and China. The sales improvement in Europe reflected increases in the United Kingdom due to double-digit increases in the average order size, and in Russia and Central Europe due to continued rapid growth in number of units and Representatives.

     These higher sales were partially offset by a decline in Germany caused by the unfavorable exchange impact of a stronger U.S. dollar in 1997. In addition, sales in Germany reflected the continued weak economic environment which created a general decline in consumer confidence and spending. As a result, there was a decline in the number of customers served and active Representatives. Sales in Japan were slightly lower in 1997 due to a negative currency impact. However, there was a dramatic improvement in Japan's number of customers, units sold and active Representatives in the first quarter of 1997. These increases resulted from the launching of aggressive programs, which began in late 1996, to offer more competitive prices, including a 20% across-the-board reduction in CFT prices, and a new recruiting program which simplified and improved the recruiting process.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     The 13% increase in pretax income reflected increases in Mexico, Philippines, the United Kingdom, Germany, and to a lesser extent, Russia and Central America. The increase in Mexico was primarily due to the sales growth and a significant improvement in the operating expense ratio reflecting the impact of an expense control program put in place during the second half of 1996. Higher pretax results in the Philippines, the United Kingdom, Russia and Central America were driven by higher sales. The increase in Germany resulted from a significant reduction in operating expenses due to the continued active focus on reducing fixed expenses.

     These favorable results were partially offset by lower pretax income in Brazil due to a significant gross margin decline resulting from actions taken to reduce inventory levels. Customer preferences in Brazil during 1997 have changed to lower-priced products. These changes have created higher inventory levels since demand on a product by product basis changed from original sales estimates. In addition, the changeover to a new distribution facility, which had its first full year of operations in 1996, resulted in higher inventory levels. This factor combined with the increase in the number of orders and units required additional costs to be incurred to ensure that orders were delivered. As a consequence, new programs have been put in place to address these customer preferences and reduce inventory levels. Pretax results were also lower in Japan due to an unfavorable gross margin resulting from price reductions on CFT items, as discussed previously, and from a sales strategy focused on lower-priced items to increase customer appeal.


Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $294.1 in the first quarter of 1997 compared with $277.9 in the comparable period of 1996. The $16.2 variance primarily reflects higher net cash used by operations and higher capital expenditures reflecting capacity expansion in the Pacific region and for the new office facilities for global and U.S. operations. These higher capital expenditures were partially offset by lower repurchases of common stock in 1997. The increase in net cash used by

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



operations reflects a higher usage from working capital items, primarily accounts payable and accrued liabilities, partially offset by the cash used by discontinued operations in 1996 and higher net income in 1997.

     During the first quarter of 1997, the Company purchased approximately 532,500 shares of common stock for $30.2 compared with $45.4 spent for the repurchase of approximately 1,148,000 shares during the comparable period in 1996. As of March 31, 1997, the cumulative number of shares repurchased under the three-year stock repurchase program begun in February 1994 was approximately 12.7 million shares for a total cost of approximately $424.4. Under a new repurchase program, which began in February 1997, the Company repurchased approximately 507,500 shares at a total cost of approximately $28.7 as of March 31, 1997.


Capital Resources

     Total debt increased $215.1 to $416.7 at March 31, 1997 from $201.6 at December 31, 1996, principally due to normal seasonal working capital requirements during the first three months of 1997. Total debt at March 31, 1997 of $416.7 was $46.2 higher than total debt of $370.5 at March 31, 1996 due to the conclusion of a three-year long-term incentive plan which resulted in a cash payout in the first quarter of 1997 and cash used for investing activities.

     At March 31, 1997, there were borrowings of $29.0 under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $269.2 was outstanding at March 31, 1997.

     At March 31, 1997, there were $9.8 of borrowings outstanding under uncommitted lines of credit and there were no borrowings under the Company's bankers' acceptance facilities.

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

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



Working Capital

     As of March 31, 1997 and December 31, 1996, current liabilities exceeded current assets by $94.5 and $41.7, respectively. The increase of current liabilities over current assets of $52.8 was mainly due to an increase in debt, previously discussed, and a decrease in cash and equivalents partially offset by a decrease in accounts payable.

     Although current liabilities exceeded current assets at March 31, 1997, management believes this highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.


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

     At March 31, 1997, the Company had three interest rate swap agreements on its 170 million 6-1/8% Deutsche Mark Notes ("Notes"), due May 1998. Each agreement has a notional principal amount of $100.0. During 1995, the Company entered into an interest rate swap agreement, which effectively converted the interest payable on the Notes from a floating to a fixed interest rate basis of approximately 7.2% through maturity.

     The Company has one interest rate cap contract with a notional principal amount of $100.0, used to economically hedge the Company's short-term variable interest rate working capital debt. This cap contract expires in May 1998 and has been marked-to-market yielding an insignificant income statement adjustment.

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

     At March 31, 1997, the Company held foreign currency forward contracts with notional amounts totaling $205.1 and option contracts with notional amounts totaling $31.8 to hedge foreign currency items. These contracts have maturities in 1997. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $65.0 and option contracts with notional amounts of $70.5 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at March 31, 1997 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

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

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) At the annual meeting of shareholders of Avon, held on May 1, 1997, the matters described under (c) below were voted upon.

  (c)  Annual meeting votes:

                                                       Against    Abstentions
                                                          or       and Broker
                                             For       Withheld    Non-Votes
                                         -----------   --------   -----------

(1)  To elect three directors to three-
     year terms expiring in 2000:

     Remedios Diaz Oliver..............  112,433,373     -0-          704,350
     Edward J. Robinson................  112,433,373     -0-          704,750
     Paula Stern.......................  112,433,373     -0-          704,750

     After the meeting, directors
     continuing in office

     (a)  With terms expiring in 1998:

     Richard S. Barton
     Edward T. Fogarty
     Stanley C. Gault
     George V. Grune
     Charles R. Perrin

     (b)  With terms expiring in 1999:

     Brenda C. Barnes
     Charles S. Locke
     Ann S. Moore
     James E. Preston

(2)  To approve an amendment to the
     Avon Products, Inc. 1993 Stock
     Incentive Plan....................  109,987,527  2,631,117       519,079

(3)  To approve the Avon Products, Inc.
     1997 Long-Term Incentive Plan.....  102,632,380  9,990,811       514,532

(4)  To ratify the appointment of
     Coopers & Lybrand L.L.P., as
     Avon's independent accountants
     for 1997..........................  112,823,581    152,075       162,067

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       Exhibit
       Number                    Description
       ------                    -----------

       11.1 --Statement re computation of primary income per share.

       11.2 --Statement re computation of fully diluted income per share.

       27      --Financial Data Schedule.

  (b)  Reports on Form 8-K.

       There were no reports on Form 8-K filed during the first quarter of 1997.

                                SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date:  May 12, 1997          By /s/     MICHAEL R. MATHIESON
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President and Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.