Form 10-Q
period 1997-06-30
AVON PRODUCTS INC
filed 1997-08-13
CIK 8868

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

                                      OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                         Commission file number 1-4881


                              AVON PRODUCTS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           New York                                    13-0544597
-------------------------------                    --------------
(State or other jurisdiction of                    (I.R S. Employer
 incorporation or organization)                    Identification No.)


          1345 Avenue of the Americas, New York, N.Y.  10105-0196
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

     The number of shares of Common Stock (par value $.25) outstanding at July 31, 1997 was 132,383,313.

                              Table of Contents
                        Part I.  Financial Information

                                                                     Page
                                                                    Numbers
                                                                    -------

Item 1.  Financial Statements

         Consolidated Statement of Income
           Three Months Ended June 30, 1997 and
             June 30, 1996.........................................    3
           Six Months Ended June 30, 1997 and
             June 30, 1996.........................................    4

         Consolidated Balance Sheet
           June 30, 1997 and December 31, 1996.....................    5

         Consolidated Statement of Cash Flows
           Six Months Ended June 30, 1997 and
             June 30, 1996.........................................    6

         Notes to Consolidated Financial Statements................    7-9



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.............   10-19



                   Part II.  Other Information

Item 5.  Other Information.........................................    20

Item 6.  Exhibits and Reports on Form 8-K..........................    21

Signatures.........................................................    22

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share data)

                                                         Three months ended
                                                              June 30
                                                         ------------------
                                                         1997          1996
                                                         ----          ----
                                                            (unaudited)

Net sales........................................... $1,225.0      $1,128.7

Costs, expenses and other:
Cost of sales.......................................    476.1         437.1
Marketing, distribution and
  administrative expenses...........................    591.9         546.0
Interest expense....................................     10.8          10.4
Interest income.....................................     (3.1)         (3.7)
Other (income) expense, net.........................     (1.2)           .2
                                                     --------      --------
Total costs, expenses and other.....................  1,074.5         990.0
                                                     --------      --------
Income before taxes and minority interest...........    150.5         138.7
Income taxes........................................     55.7          52.7
                                                     --------      --------
Income before minority interest.....................     94.8          86.0
Minority interest...................................       .4           (.3)
                                                     --------      --------
Net income.......................................... $   95.2      $   85.7
                                                     ========      ========

Income per share.................................... $    .72      $    .64
                                                     ========      ========


Average shares outstanding..........................   132.26        133.91
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share data)

                                                         Six months ended
                                                             June 30
                                                         ----------------
                                                         1997        1996
                                                         ----        ----
                                                            (unaudited)

Net sales........................................... $2,312.6    $2,144.8

Costs, expenses and other:
Cost of sales.......................................    917.7       838.7
Marketing, distribution and
  administrative expenses...........................  1,164.8     1,087.0
Interest expense....................................     20.4        20.0
Interest income.....................................     (5.4)       (7.6)
Other expense, net..................................      1.6         8.2
                                                     --------    --------
Total costs, expenses and other.....................  2,099.1     1,946.3
                                                     --------    --------
Income before taxes and minority interest...........    213.5       198.5
Income taxes........................................     79.0        75.4
                                                     --------    --------
Income before minority interest.....................    134.5       123.1
Minority interest...................................      2.0          .3
                                                     --------    --------
Net income.......................................... $  136.5    $  123.4
                                                     ========    ========

Income per share.................................... $   1.03    $    .92
                                                     ========    ========


Average shares outstanding..........................   132.57      134.26
                                                     ========    ========

The accompanying notes are an integral part of these statements.

                           AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (In millions)

                                                    June 30     December 31
                                                      1997         1996
                                                      ----         ----
                                                         (unaudited)

ASSETS
Current assets:
Cash and equivalents............................. $  116.4     $  184.5
Accounts receivable..............................    445.1        437.0
Inventories......................................    617.4        530.0
Prepaid expenses and other.......................    225.5        198.1
                                                  --------     --------
Total current assets.............................  1,404.4      1,349.6
                                                  --------     --------

Property, plant and equipment, at cost...........  1,283.3      1,224.9
Less accumulated depreciation....................    683.1        658.3
                                                  --------     --------
                                                     600.2        566.6
                                                  --------     --------
Other assets.....................................    337.2        306.2
                                                  --------     --------
Total assets..................................... $2,341.8     $2,222.4
                                                  ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year.................... $  374.8     $   97.1
Accounts payable.................................    356.1        469.3
Accrued compensation.............................     93.9        142.4
Other accrued liabilities........................    252.7        238.7
Sales and other taxes............................    120.7        124.6
Income taxes.....................................    306.8        319.2
                                                  --------     --------
Total current liabilities........................  1,505.0      1,391.3
                                                  --------     --------
Long-term debt...................................    103.8        104.5
Employee benefit plans...........................    373.6        384.8
Deferred income taxes............................     32.6         33.9
Other liabilities................................     77.1         66.2

Shareholders' equity:
Common stock.....................................     43.7         43.5
Additional paid-in capital.......................    718.9        693.6
Retained earnings................................    541.9        488.8
Translation adjustments..........................   (220.2)      (210.7)
Treasury stock, at cost..........................   (834.6)      (773.5)
                                                  --------     --------
Total shareholders' equity.......................    249.7        241.7
                                                  --------     --------
Total liabilities and shareholders' equity....... $2,341.8     $2,222.4
                                                  ========     ========

The accompanying notes are an integral part of these statements.
                                     5

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                           Six months ended
                                                               June 30
                                                           ----------------
                                                           1997        1996
                                                           ----        ----
                                                              (unaudited)
Cash flows from operating activities:
Net income.............................................. $136.5      $123.4
Adjustments to reconcile net income to net cash
  used by operating activities:
Depreciation and amortization...........................   33.5        31.2
Provision for doubtful accounts.........................   38.0        34.5
Translation losses (gains)..............................     .6         (.7)
Deferred income taxes...................................  (13.6)       (9.4)
Other...................................................    5.4         3.6
Changes in assets and liabilities:
  Accounts receivable...................................  (53.6)      (50.0)
  Inventories...........................................  (88.6)      (86.6)
  Prepaid expenses and other............................  (19.2)      (18.4)
  Accounts payable and accrued liabilities.............. (142.8)     (104.9)
  Income and other taxes................................  (13.7)      (11.0)
  Noncurrent assets and liabilities.....................   (9.1)       (7.6)
                                                         ------      ------
Net cash used by continuing operations.................. (126.6)      (95.9)
Net cash used by discontinued operations................     --       (36.8)
                                                         ------      ------
Net cash used by operating activities................... (126.6)     (132.7)
                                                         ------      ------
Cash flows from investing activities:
Capital expenditures....................................  (74.6)      (31.6)
Disposal of assets......................................    2.8         1.9
Other investing activities..............................   (8.0)       (6.3)
                                                         ------      ------
Net cash used by investing activities...................  (79.8)      (36.0)
                                                         ------      ------
Cash flows from financing activities:
Cash dividends..........................................  (84.9)      (80.7)
Debt, net (maturities of three months or less)..........  290.6       257.1
Proceeds from short-term debt...........................     --         5.1
Retirement of short-term debt...........................  (12.5)       (5.7)
Retirement of long-term debt............................    (.5)        (.6)
Repurchase of common stock..............................  (62.6)      (79.9)
Proceeds from exercise of stock options.................   18.0         4.8
                                                         ------      ------
Net cash provided by financing activities...............  148.1       100.1
                                                         ------      ------
Effect of exchange rate changes on cash and equivalents.   (9.8)       (9.9)
                                                         ------      ------
Net decrease in cash and equivalents....................  (68.1)      (78.5)
Cash and equivalents beginning of period................  184.5       151.4
                                                         ------      ------
Cash and equivalents end of period...................... $116.4      $ 72.9
                                                         ======      ======
The accompanying notes are an integral part of these statements.
                                     6

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


2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by continuing operations" includes the following cash payments for interest and income taxes:

                                                       Six months ended
                                                           June 30
                                                       ----------------
                                                       1997        1996
                                                       ----        ----

Interest............................................  $14.1       $16.8
Income taxes, net of refunds received...............   95.2        87.5

    As expected during the second quarter of 1997, the Company reached final agreement with the Internal Revenue Service with respect to its examination of the Company's income tax returns for the years 1982 through 1989. As anticipated, payments, including related interest, made under this settlement will approximate $44.0 of which $12.0 has been paid as of June 30, 1997. Reserves previously had been provided by the Company related to the agreement.

    During the second quarter of 1997, the 170 million 6-1/8% deutsche mark notes ("Notes") due May 1998 and the related currency exchange contract were reclassified to short term. The Notes have been effectively converted into U.S. dollar debt of $100.0 through the use of a currency exchange swap contract which includes both principal and interest. During the third quarter of 1997, the Company issued $100.0 of long-term debt and the net proceeds will be used to pay down commercial paper borrowings. As a result of the refinancing of commercial paper borrowings with the new long-term debt, $100.0 of commercial paper borrowings as of June 30, 1997 were reclassified to long-term debt.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)



3.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the three and six months ended June 30, 1997 compared to the respective periods of 1996 is primarily due to the shares acquired under the stock repurchase programs.

     During the first six months of 1997, the Company purchased approximately
1.1 million shares of common stock compared to approximately 1.9 million shares purchased during the first six months of 1996. As of June 30, 1997, the cumulative number of shares repurchased under the three-year stock repurchase program begun in February 1994 was approximately 12.7 million shares for a total cost of approximately $424.4. Under a new repurchase program, which began in February 1997, the Company repurchased approximately 1,095,076 shares at a total cost of approximately $61.1 as of June 30, 1997. Under this new program, the Company may buy back up to $500.0 of its currently outstanding common stock through open market purchases over a period of up to three to five years.

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


4.  INVENTORIES

                                    June 30            December 31
                                       1997                   1996
                                       ----                   ----

    Raw materials................    $158.6                 $136.7
    Finished goods...............     458.8                  393.3
                                     ------                 ------
                                     $617.4                 $530.0
                                     ======                 ======

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)



5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.315 and $.63 for the three and six months ended June 30, 1997, respectively, and $.29 and $.58 for the corresponding 1996 periods. On February 6, 1997, the Company increased the annual dividend rate to $1.26 from $1.16.


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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at June 30, 1997 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition


Results of Operations--Three Months Ended June 30, 1997 and 1996.

Consolidated

     Avon's net income for the three months ended June 30, 1997 of $95.2, or $.72 per share, increased 11% and 13%, respectively, from net income of $85.7, or $.64 per share, in the comparable period of 1996. Pretax income of $150.5 increased 9% due to higher sales, a slightly improved expense ratio and lower foreign exchange losses in 1997. These favorable results were partially offset by a slight decline in the gross margin and unfavorable net interest in 1997. Net income was also favorably impacted by a lower effective tax rate and a favorable minority interest impact due mainly to the results in Japan. The lower effective tax rate (37.0% versus 38.0% in 1996) resulted primarily from the mix of earnings and tax rates of international subsidiaries. Income per share of $.72 reflects the lower average shares outstanding in 1997 versus 1996 primarily due to the continued stock repurchases.

     Consolidated net sales for the three months ended June 30, 1997 of $1,225.0 increased $96.3, or 9%, over the comparable period of the prior year. The increase in sales was due to a 10% increase in international and a 5% increase in U.S. sales which include the results of Discovery Toys, Inc. The international sales improvement resulted from strong growth in the Americas, including Mexico, Venezuela, Argentina, Chile and the Central American markets. In addition, sales continued to grow significantly in the Pacific Rim, the United Kingdom, Russia and Poland. These improvements were partially offset by sales declines in Brazil and Germany. Excluding the effect of foreign currency exchange, consolidated net sales rose 12% over the comparable period of the prior year.

     Cost of sales as a percentage of sales was 38.9% in the second quarter of 1997 compared to 38.7% in the second quarter of 1996. The decline in the gross margin resulted from lower margins in Brazil reflecting a continued consumer shift towards lower-priced products, due in part to tightened consumer credit, as well as actions taken to reduce inventory levels and, to a lesser extent, in Japan due to an aggressive pricing strategy. These declines were partially offset by a margin improvement in Venezuela due to a shift in sales mix to higher-margin items.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Marketing, distribution and administrative expenses of $591.9 increased $45.9, or 8%, over the comparable period of 1996, but decreased slightly as a percentage of sales to 48.3% from 48.4% in 1996. The increase in operating expenses was primarily in markets which have experienced strong sales growth, including Mexico, the Pacific Rim and the United Kingdom. In addition, operating expenses were higher in the U.S. due to the sales growth and increased strategic investment spending in 1997, discussed below. These increases were partially offset by lower expenses in Germany due to the impact of a stronger U.S. dollar in 1997 as well as a continued focus on fixed expense reductions.

     Interest expense of $10.8 increased $.4 over the comparable period of last year due to increased average domestic working capital borrowings partially offset by lower interest rates in Brazil.

     Interest income decreased $.6 versus the comparable period of 1996, primarily due to lower interest rates in Brazil despite higher investments.

     Other (income) expense, net, was $1.4 favorable to the comparable period last year primarily due to lower foreign exchange losses.


U.S.

     Net sales increased 5% while pretax income declined 3% in the second quarter of 1997 compared with the second quarter of 1996. Excluding results for Discovery Toys, which was acquired in January 1997, sales were up 3% and pretax income increased 1%. A 4% increase in the average order size, partially offset by a 1% decline in the number of Representative orders, contributed to the sales increase. The sales improvement reflects strong growth in the cosmetics, fragrance and toiletries category ("CFT"), with a significant increase in the skin care line driven primarily by the launch of Anew Retinol Recovery Complex. Growth in the CFT category contributed to an 11% increase in number of units sold. In the non-CFT categories, sales of fashion jewelry and accessories reflected a strong increase due to successful new products. Gift and decorative sales were up due to the launch of Avon Home, a new line in 1997. These improvements were partially offset by a decline in apparel which had a tough comparison with the comparable period of the prior year which included the launch of the Diane von Furstenberg and Olympic games collections as well as the cool spring weather in 1997 which lowered seasonal purchases. Home entertainment products, included in the gift and decorative category, are still feeling the residual impact of the demo pricing policy change made. To rebuild sales of demonstration products, a simplified pricing structure, effective in July 1997, was announced and was well received by the sales force.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Pretax income increased 1%, excluding the results of Discovery Toys, due to a slightly improved gross margin partially offset by an unfavorable operating expense ratio. The unfavorable expense ratio resulted from strategic spending, including advertising and promotional support for the launch of a new skin care technology product, Anew Retinol, and the national roll-out of Avon Home, a new line in 1997. In addition, one-time costs associated with the centralization of certain operational areas contributed to the higher expense ratio.


International

     Net sales increased 10%, or 16% excluding the effect of foreign currency exchange, over the comparable period of 1996 and pretax income increased 8%. The sales increase reflects improvements in all regions. Sales growth in the Americas was highlighted by significant improvements in Mexico, increased average order size in Venezuela and strong unit growth in Argentina, Chile and Central America. Mexico's sales growth was driven by double-digit increases in the number of orders, average order size and active Representatives. These increases reflect the impact of various incentive programs and successful product launches including the Essence fragrance and Voluptuous mascara.
There has been a strong emphasis on customer growth initiatives and image building in Mexico through sampling, advertising and Representative training. Sales in the Pacific region increased due to strong unit growth in the Pacific Rim, most significantly in Taiwan and China. The sales improvement in Europe reflected increases in the United Kingdom driven by increases in the average order size and the number of orders and units and in Russia and Poland due to continued rapid growth in number of units and Representatives.

     These higher sales were partially offset by declines in Brazil and Germany. Consumers in Brazil are experiencing a tightening of credit which is limiting their purchasing ability. Lower sales in Germany resulted from an unfavorable exchange impact of a stronger U.S. dollar in 1997 and a continued weak economic environment which resulted in lower consumer spending and a significant increase in unemployment. To grow sales, new recommendation and achievement programs in Brazil and the party plan concept in Germany were implemented.

     The 8% increase in pretax income reflected improvements in Mexico, the United Kingdom, Argentina, and to a lesser extent, Russia, Taiwan, Venezuela and Chile. The increase in Mexico was primarily due to the sales growth and a significant improvement in the operating expense ratio reflecting the impact of an expense control program implemented during the second half of 1996. Higher pretax results in the United Kingdom, Argentina, Russia and Chile were primarily driven by increased sales.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     These favorable results were partially offset by lower pretax income in Brazil due to a significant gross margin decline and an unfavorable operating expense ratio. The gross margin decline resulted from a shift in consumer preferences towards lower-priced products and continued actions taken to reduce inventory levels. The unfavorable operating expense ratio was driven by the sales decline. Pretax results were also lower in Japan due to an unfavorable gross margin reflecting an aggressive pricing strategy, previously mentioned, combined with increased spending to improve sales. Although these actions have put short-term pressure on profits, they have produced dramatic increases in the number of units sold, customers served and active Representatives.




Results of Operations - Six Months Ended June 30, 1997 and 1996.

Consolidated

     Avon's net income for the six months ended June 30, 1997 of $136.5, or $1.03 per share, increased 11% and 12%, respectively, compared to net income of $123.4, or $.92 per share, in the comparable period of 1996. Pretax income of $213.5 increased 8% due to higher sales, an improved expense ratio and favorable net foreign exchange in 1997. These favorable items were partially offset by a decline in the gross margin and unfavorable net interest in 1997. Net income of $136.5 was favorably impacted by a lower effective tax rate (37.0% versus 38.0% in 1996) due primarily to the mix of earnings and tax rates of international subsidiaries. In addition, the increase in net income reflects a favorable minority interest impact due mainly to the results in Japan.

     Consolidated net sales for the six months ended June 30, 1997 of $2,312.6 increased $167.8, or 8%, over the comparable period of the prior year. The increase in sales was due to an 11% increase in international and a 2% increase in U.S. sales which includes the results of Discovery Toys. The international sales improvement resulted from strong growth in all regions, most significantly in Mexico, the United Kingdom, the Pacific Rim and Russia. Sales growth in Chile, Venezuela, Argentina, Central America and Poland also contributed to the international improvement. These improvements were partially offset by sales declines in Brazil and Germany. Excluding the impact of foreign currency exchange, consolidated net sales rose 12% over the comparable period of the prior year.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Cost of sales as a percentage of sales was 39.7% compared to 39.1% in 1996. The higher cost ratio was primarily due to gross margin declines in Brazil reflecting actions taken to reduce inventory levels and in Japan reflecting price reductions, which began in late 1996, taken in the CFT category. These declines were partially offset by margin improvements in Venezuela and the United Kingdom due to a shift in sales mix to higher-margin items.

     Marketing, distribution and administrative expenses of $1,164.8 increased $77.8, or 7%, over the comparable period of 1996, but decreased as a percentage of sales to 50.4% from 50.7% in 1996. The increase in operating expenses was primarily in markets which have experienced strong sales growth, including Mexico, the Pacific Rim, the United Kingdom, Venezuela and Russia. These increases were partially offset by lower expenses in Germany due to the impact of a stronger U.S. dollar in 1997 as well as a continued focus on fixed expense reductions. The decrease in the expense ratio was due to improvements throughout Europe due to ongoing fixed expense reduction efforts and in Mexico due to dramatic sales growth. These improvements were partially offset by higher expense ratios in Brazil due to the sales decline.

     Interest expense increased $.4 versus the comparable period of 1996 primarily due to higher domestic debt levels partially offset by lower interest rates in Brazil.

     Interest income decreased $2.2 from the comparable period of 1996 primarily due to lower interest rates in Brazil.

     Other expense, net, of $1.6 was $6.6 favorable to the comparable period of last year primarily due to favorable net foreign exchange.


U.S.

     Net sales increased 2% while pretax income decreased 2% in the first half of 1997. Excluding results for Discovery Toys, both sales and pretax income were up 1%. A 4% increase in the average order size, partially offset by a 3% decrease in the number of Representative orders, resulted in the sales increase. Units sold increased 4%. The sales improvement resulted from increases in the CFT and gift and decorative categories partially offset by a decline in apparel. The launch of Anew Retinol Recovery Complex and the first quarter product introductions in the specialty bath segment drove the growth in the CFT category. The increase in the gift and decorative category was

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



primarily due to the launch of the new Avon Home line in 1997. The decrease in apparel sales reflected the cool spring weather in 1997 which lowered seasonal purchases of fashions while the 1996 sales reflected the success of the Olympic games collection.

     Pretax income increased 1%, excluding the results of Discovery Toys, due to an improved gross margin partially offset by an unfavorable operating expense ratio. The improved gross margin reflects increased sales of higher margin items in 1997, such as CFT. The increase in the expense ratio was driven by increased strategic spending on advertising and promotional support for the Anew Retinol launch, the national rollout of Avon Home and costs associated with the centralization of the returned goods and call center operations. Discovery Toys had a slightly negative impact on pretax income due to the seasonal nature of the business.


International

     Net sales increased 11% over the comparable period of 1996 and pretax income increased 9%. The sales increase reflects improvements in all regions. Sales growth in the Americas was highlighted by continued significant growth in Mexico and strong unit increases in Chile, Argentina and Central America. Sales grew in Venezuela due to a higher average order size in 1997. The sales increase in the Pacific Region was due to strong unit growth in every market in the Pacific Rim, primarily in the Philippines, Taiwan and China. An increased average order size and unit growth in the United Kingdom and a dramatic increase in the number of units and active Representatives in Russia and Poland contributed to the increase in Europe. These improvements were partially offset by significant declines in Brazil resulting from a weak consumer economy and in Germany due to ongoing economic weakness and a negative currency impact. Excluding the impact of foreign currency exchange, international sales rose 17% over the comparable period of 1996.

     The 9% increase in pretax income reflected increases in every major market except Brazil and Japan. The most significant contributor in the Americas was Mexico due to the strong sales improvement. The increase in Europe reflected the sales increase and improved expense ratios throughout the region due to the continued effect of fixed expense reduction efforts. Pretax income was higher in the Pacific Rim due to the sales increase. These favorable results were partially offset by significant decreases in Brazil, and, to a lesser extent, in Japan. Pretax income in Brazil was affected by a continued tightening in consumer spending and margin investments relating to inventory reduction efforts. The decline in Japan was due to the lower sales

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



and a deterioration in the gross margin resulting from an aggressive pricing strategy aimed at improving sales. In addition, spending on strategic programs were higher in Japan in 1997. These programs included an enhanced advertising campaign and new Representative recruiting programs. As previously mentioned, these programs have contributed to double-digit increases in units, customers served and active Representatives.



Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $345.7 in the first half of 1997 compared with $334.4 in the comparable period of 1996. The $11.3 variance primarily reflects higher capital expenditures including the relocation of office facilities in the U.S. as well as higher usage for working capital items, primarily accounts payable and accrued expenses. These items were partially offset by the cash used by discontinued operations in 1996 and higher net income and lower repurchases of common stock in 1997.

     For the first half of 1997, the Company purchased approximately 1.1 million shares of common stock for $62.6 compared with $79.9 spent for the repurchase of approximately 1.9 million shares during the comparable period in 1996.


Capital Resources

     Total debt increased $277.0 to $478.6 at June 30, 1997 from $201.6 at December 31, 1996, principally due to normal seasonal working capital requirements during the first six months of 1997. Total debt at June 30, 1997 of $478.6 was $60.6 higher than total debt of $418.0 at June 30, 1996 mainly due to the conclusion of a three-year long-term incentive plan which resulted in a cash payout during the first quarter of 1997 and relocation spending.

     At June 30, 1997, there were borrowings of $25.9 under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $306.5 was outstanding at June 30, 1997.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     At June 30, 1997, there were $10.0 of borrowings outstanding under uncommitted lines of credit and there were no borrowings under the Company's bankers' acceptance facilities.

     During the second quarter of 1997, the 170 million 6-1/8% deutsche mark notes ("Notes") due May 1998 and the related currency exchange contract were reclassified to short term. The Notes have been effectively converted into U.S. dollar debt of $100.0 through the use of a currency exchange swap contract which includes both principal and interest. During the third quarter of 1997, the Company issued $100.0 of long-term debt and the net proceeds will be used to pay down commercial paper borrowings. As a result of the refinancing of the commercial paper borrowings with the new long-term debt, $100.0 of commercial paper borrowings as of June 30, 1997 were reclassified to long-term debt.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.


Working Capital

     As of June 30, 1997 and December 31, 1996, current liabilities exceeded current assets by $100.6 and $41.7, respectively. The increase of current liabilities over current assets of $58.9 was mainly due to the increase in debt, a decrease in cash and equivalents, partially offset by an increase in inventories, reflecting the seasonal pattern of Avon's operations, and a decrease in accounts payable and accrued compensation.

     Although current liabilities exceeded current assets at June 30, 1997, management believes this highlights the effectiveness of its working capital management and does not adversely affect liquidity. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     At June 30, 1997, the Company had three interest rate swap agreements on its Notes. Each agreement has a notional principal amount of $100.0. During 1995, the Company entered into an interest rate swap agreement, which effectively converted the interest payable on the Notes from a floating to a fixed interest rate basis of approximately 7.2% through maturity.

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

     At June 30, 1997, the Company held foreign currency forward contracts with notional amounts totaling $174.4 and option contracts with notional amounts totaling $69.3 to hedge foreign currency items. These contracts have various maturities through December 1998. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $65.0 and option contracts with notional amounts of $63.4 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at June 30, 1997 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

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

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION


Item 5.   Other Information.

          On May 27, 1997, the Company issued a press release relating to the retirement of Edward J. Robinson as president and chief operating officer effective June 1, 1997. The text of the press release is as follows:

          "Avon Products, Inc. today announced that Edward J. Robinson, president and chief operating officer, will retire from the company, effective June 1.

          Mr. Robinson, age 57, joined Avon in 1989 as chief financial officer and was named to his present position in 1993. Avon said his decision was the result of a disagreement over the issue of management succession at the company.

          Avon also said there were no immediate plans to name a successor to Mr. Robinson, and that his responsibilities will be assumed by James E. Preston, chairman and chief executive officer.

          Mr. Preston, who recently turned 64, said he will remain with the company for at least the next two years, and that a top priority will be to ensure a smooth transition in senior management before he retires.

          'Ed has played a key role in strengthening the worldwide operations and financial position of Avon and he helped us build a solid foundation for future growth.' Mr. Preston said, 'We thank him for his many contributions and wish him every success in his future endeavors.'"

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

       27      --Financial Data Schedule.

  (b)  Reports on Form 8-K.

       There were no reports on Form 8-K filed during the second quarter of 1997.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date:  August 13, 1997       By /s/     MICHAEL R. MATHIESON
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President and Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.