Form 10-Q
period 1997-09-30
AVON PRODUCTS INC
filed 1997-11-13
CIK 8868

                                  FORM 10-Q





                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549





          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934



                 For the quarterly period ended September 30, 1997



                                      OR



         [ ] Transition Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934



                   For the transition period from ___ to ___



                         Commission file number 1-4881



                  AVON PRODUCTS, INC.

 (Exact name of registrant as specified in its charter)





           New York                                        13-0544597
  ----------------------------------                     ---------------
(State or other jurisdiction of                        (I.R S. Employer

 incorporation or organization)                        Identification No.)





          1345 Avenue of the Americas, New York, N.Y.  10105-0196
          -------------------------------------------------------
                   (Address of principal executive offices)



                               (212) 282-5000
                              ----------------
                             (Telephone Number)






     The number of shares of Common Stock (par value $.25) outstanding at October 31, 1997 was 132,007,706

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

                                                                     Page
                                                                    Numbers
                                                                    -------

Item 1.  Financial Statements

         Consolidated Statement of Income
           Three Months Ended September 30, 1997 and
             September 30, 1996....................................    3
           Nine Months Ended September 30, 1997 and
             September 30, 1996....................................    4

         Consolidated Balance Sheet
           September 30, 1997 and December 31, 1996................    5

         Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1997 and
             September 30, 1996....................................    6

         Notes to Consolidated Financial Statements................  7-9


Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition............. 10-19



                   Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K..........................    20

Signatures.........................................................    21

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share data)

                                                         Three months ended
                                                            September 30
                                                         ------------------
                                                         1997          1996
                                                         ----          ----
                                                            (unaudited)

Net sales........................................... $1,249.4      $1,177.3

Costs, expenses and other:
Cost of sales.......................................    517.2         474.8
Marketing, distribution and
  administrative expenses...........................    614.7         597.6
Interest expense....................................     11.2          10.9
Interest income.....................................     (2.4)         (3.3)
Other expense (income), net........................        .8          (1.6)
                                                     --------      --------
Total costs, expenses and other.....................  1,141.5       1,078.4
                                                     --------      --------
Income before taxes and minority interest...........    107.9          98.9
Income taxes........................................     39.9          36.1
                                                     --------      --------
Income before minority interest.....................     68.0          62.8
Minority interest...................................       .6           (.3)
                                                     --------      --------
Net income.......................................... $   68.6      $   62.5
                                                     ========      ========

Income per share.................................... $    .52      $    .47
                                                     ========      ========


Average shares outstanding..........................   132.29        132.93
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (In millions, except per share data)

                                                        Nine months ended
                                                          September 30
                                                        -----------------
                                                         1997        1996
                                                         ----        ----
                                                            (unaudited)

Net sales........................................... $3,562.0    $3,322.1

Costs, expenses and other:
Cost of sales.......................................  1,434.9     1,313.5
Marketing, distribution and
  administrative expenses...........................  1,779.5     1,684.6
Interest expense....................................     31.6        30.9
Interest income.....................................     (7.8)      (10.9)
Other expense, net..................................      2.4         6.6
                                                      -------     -------
Total costs, expenses and other.....................  3,240.6     3,024.7
                                                      -------     -------
Income before taxes and minority interest...........    321.4       297.4
Income taxes........................................    118.9       111.5
                                                      -------      ------
Income before minority interest.....................    202.5       185.9
Minority interest...................................      2.6           -
                                                     --------     -------
Net income.......................................... $  205.1    $  185.9
                                                     ========    ========

Income per share.................................... $   1.55    $   1.39
                                                     ========    ========


Average shares outstanding..........................   132.47      133.91
                                                     ========    ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (In millions)

                                                  September 30     December 31
                                                      1997             1996
                                                      ----             ----
                                                          (unaudited)

ASSETS
Current assets:
Cash and equivalents............................. $   85.7         $  184.5
Accounts receivable..............................    499.0            437.0
Inventories......................................    656.7            530.0
Prepaid expenses and other.......................    223.7            198.1
                                                  --------        ---------
Total current assets.............................  1,465.1          1,349.6
                                                  --------        ---------

Property, plant and equipment, at cost...........  1,271.7          1,224.9
Less accumulated depreciation....................    665.0            658.3
                                                  --------        ---------
                                                     606.7            566.6
                                                  --------        ---------
Other assets.....................................    334.3            306.2
                                                  --------        ---------
Total assets..................................... $2,406.1         $2,222.4
                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year.................... $  357.2         $   97.1
Accounts payable.................................    390.9            469.3
Accrued compensation.............................    114.9            142.4
Other accrued liabilities........................    272.4            238.7
Sales and other taxes............................    120.8            124.6
Income taxes.....................................    299.6            319.2
                                                  --------          -------
Total current liabilities........................  1,555.8          1,391.3
                                                  --------          -------
Long-term debt...................................    103.2            104.5
Employee benefit plans...........................    354.7            384.8
Deferred income taxes............................     32.1             33.9
Other liabilities................................    133.3             66.2

Shareholders' equity:
Common stock.....................................     43.7             43.5
Additional paid-in capital.......................    722.1            693.6
Retained earnings................................    568.7            488.8
Translation adjustments..........................   (245.7)          (210.7)
Treasury stock, at cost..........................   (861.8)          (773.5)
                                                  --------          -------
Total shareholders' equity.......................    227.0            241.7
                                                  --------          -------
Total liabilities and shareholders' equity....... $2,406.1         $2,222.4
                                                  ========         ========

The accompanying notes are an integral part of these statements.
                                       5

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                          Nine months ended
                                                             September 30
                                                          -----------------
                                                           1997        1996
                                                           ----        ----
                                                              (unaudited)
Cash flows from operating activities:
Net income.............................................. $ 205.1    $ 185.9
Adjustments to reconcile net income to net cash
  used by operating activities:
Depreciation and amortization...........................    50.8       48.0
Provision for doubtful accounts.........................    58.9       55.0
Translation losses (gains)..............................      .3       (1.0)
Deferred income taxes...................................    (9.5)      (2.5)
Other...................................................     7.9        6.2
Changes in assets and liabilities:
  Accounts receivable...................................  (139.8)    (111.7)
  Inventories...........................................  (143.8)    (148.5)
  Prepaid expenses and other............................   (14.6)     (23.8)
  Accounts payable and accrued liabilities..............   (54.3)     (30.6)
  Income and other taxes................................   (18.3)      (1.1)
  Noncurrent assets and liabilities.....................   (33.0)      (2.6)
                                                           ------     ------
Net cash used by continuing operations..................   (90.3)     (26.7)
Net cash used by discontinued operations................       -      (37.2)
                                                           ------     ------
Net cash used by operating activities...................   (90.3)     (63.9)
                                                           -----      ------
Cash flows from investing activities:
Capital expenditures....................................  (111.0)     (62.6)
Disposal of assets......................................     2.8        3.2
Other investing activities..............................    (8.6)      (6.3)
                                                           ------     ------
Net cash used by investing activities...................  (116.8)     (65.7)
                                                           ------     ------
Cash flows from financing activities:
Cash dividends..........................................  (126.6)    (119.2)
Debt, net (maturities of three months or less)..........   162.9      292.0
Proceeds from short-term debt...........................    13.6       10.9
Retirement of short-term debt...........................   (14.0)     (10.0)
Proceeds from long-term debt............................   100.0          -
Retirement of long-term debt............................     (.6)       (.9)
Repurchase of common stock..............................   (90.0)    (124.4)
Proceeds from exercise of stock options.................    19.6        6.1
Other financing activities..............................    58.6          -
                                                          ------     ------
Net cash provided by financing activities...............   123.5       54.5
                                                         ------      ------
Effect of exchange rate changes on cash and equivalents.   (15.2)      (8.9)
                                                         ------      ------
Net decrease in cash and equivalents....................   (98.8)     (84.0)
Cash and equivalents, beginning of period................  184.5      151.4
                                                         -------      -----
Cash and equivalents, end of period......................$  85.7    $  67.4
                                                         =======    =======
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)


1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1996 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, which consisted of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by continuing operations" includes the following cash payments for interest and income taxes:

                                                      Nine months ended
                                                         September 30
                                                      -----------------
                                                         1997       1996
                                                         ----       ----

Interest............................................  $  21.3    $  18.7
Income taxes, net of refunds received...............    137.0      116.9

    During the second quarter of 1997, the Company reached final agreement with the Internal Revenue Service with respect to its examination of the Company's income tax returns for the years 1982 through 1989. As anticipated, payments, including related interest, made under this settlement will approximate $42.4 of which $12.0 has been paid as of September 30, 1997. Reserves previously had been provided by the Company related to the agreement.

    During the second quarter of 1997, the 170 million 6-1/8% deutsche mark notes ("Notes") due May 1998 and the related currency exchange contract were reclassified to short term. The Notes have been effectively converted into U.S. dollar debt of $100.0 through the use of a currency exchange swap contract which includes both principal and interest. During the third quarter of 1997, the Company issued $100.0 of long-term debt and the net proceeds were used to pay down commercial paper borrowings.

     In late September, the Company entered into a securities lending transaction resulting in the borrowing of securities which were subsequently sold for net proceeds approximating $58.6 used to repay commercial paper borrowings. The borrowed securities are due to the lender no later than December 29, 2000, but at the Company's option can be returned at any time. The obligation is included in other non-current liabilities on the balance sheet. The effective interest rate on this transaction is expected to be 6.5%.

                         AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)


3.  INCOME PER SHARE

    Income per share of common stock is based on the weighted average number of shares outstanding. The decrease in average shares outstanding for the three and nine months ended September 30, 1997 compared to the respective periods of 1996 is primarily due to the shares acquired under the stock repurchase programs.

     During the first nine months of 1997, the Company purchased approximately
1.5 million shares of common stock for $90.0 compared to approximately 2.9 million shares purchased for $124.4 during the first nine months of 1996. As of September 30, 1997, the cumulative number of shares repurchased under the three-year stock repurchase program which ended in February 1997 was approximately 12.7 million shares for a total cost of approximately $424.4. Under a new repurchase program, which began in February 1997, the Company repurchased approximately 1.5 million shares at a total cost of approximately $88.5 as of September 30, 1997. Under this new program, the Company may buy back up to $500.0 of its currently outstanding common stock through open market purchases over a period of up to three to five years.

    Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share", was issued in February 1997 and is effective for the Company's financial statements for the year ending December 31, 1997. Early adoption is not permitted. After the effective date, all prior period earnings per share ("EPS") data shall be restated. SFAS No. 128 establishes standards for computing and presenting EPS and replaces the presentation of previously disclosed EPS with both basic and diluted EPS. Based upon the Company's current capitalization structure, the EPS amounts calculated in accordance with FAS No. 128 are expected to approximate the Company's EPS amounts computed in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share."


4.  INVENTORIES

                                  September 30              December 31
                                       1997                    1996
                                       ----                    ----

    Raw materials................    $161.5                  $136.7
    Finished goods...............     495.2                   393.3
                                     ------                  -----
                                     $656.7                  $530.0
                                     ======                  ======

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)



5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.315 and $.945 for the three and nine months ended September 30, 1997, respectively, and $.29 and $.87 for the corresponding 1996 periods. The annual dividend rate for 1997 is $1.26 compared to $1.16 for 1996.

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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at September 30, 1997 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition


Results of Operations--Three Months Ended September 30, 1997 and 1996.

Consolidated

     Avon's net income for the three months ended September 30, 1997 of $68.6, or $.52 per share, increased 10% and 11%, respectively, from net income of $62.5, or $.47 per share, in the comparable period of 1996. Pretax income of $107.9 increased 9% due to higher sales and an improved expense ratio. These favorable results were partially offset by a decline in the gross margin, unfavorable net interest and unfavorable net foreign exchange in 1997. Net income was also affected by favorable minority interest due mainly to the results in China and a higher effective tax rate. The higher effective tax rate (37.0% versus 36.5% in 1996) resulted primarily from the mix of earnings and tax rates of international subsidiaries.

     Consolidated net sales for the three months ended September 30, 1997 of $1,249.4 increased $72.1, or 6%, over the comparable period of the prior year. The increase in sales was due to an 8% increase in international and a 3% increase in U.S. sales which includes the results of Discovery Toys, Inc. The international sales improvement resulted from strong growth in the Americas, most significantly in Mexico and Argentina. Sales continued to grow significantly in the United Kingdom, Russia and Taiwan. These improvements were partially offset by sales declines in Germany and Brazil. Excluding the effect of foreign currency exchange, consolidated net sales rose 10% over the comparable period of the prior year.

     Cost of sales as a percentage of sales was 41.4% in the third quarter of 1997 compared to 40.3% in the third quarter of 1996. The decline in the gross margin resulted from lower margins in Japan due to an aggressive pricing strategy and in Brazil reflecting a continued consumer shift towards lower-priced products as well as actions taken to reduce inventory levels. In addition, the gross margin in the U.S. declined due to investments in strategic pricing initiatives to drive customer sales. These declines were partially offset by a margin improvement in the United Kingdom due to a shift in sales mix to higher-margin items.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Marketing, distribution and administrative expenses of $614.7 increased $17.1, or 3%, over the comparable period of 1996, but decreased as a percentage of sales to 49.2% from 50.8% in 1996. The increase in operating expenses was primarily in markets which have experienced strong sales growth, including Mexico, Taiwan, Russia, Argentina and the United Kingdom. These increases were partially offset by lower expenses in Brazil reflecting reduced advertising expenses and in Germany and Japan due to the impact of a stronger U.S. dollar in 1997. The decrease in the expense ratio was due to improvements throughout Europe due to continued fixed expense reduction efforts, in Mexico resulting from dramatic sales growth and in Japan due to reduced distribution expenses and more efficient order entry processes. These improvements were partially offset by higher expense ratios in Germany reflecting the sales decline and in Venezuela due to increased marketing and distribution expenses.

     Interest expense of $11.2 increased $.3 over the comparable period of last year primarily due to increased average working capital borrowings in 1997.

     Interest income decreased $.9 versus the comparable period of last year primarily due to lower interest rates in Brazil.

     Other (income) expense, net, was $2.4 unfavorable, representing an expense of $.8 in 1997 compared to income of $1.6 in 1996, primarily due to unfavorable net foreign exchange.


U.S.

     Net sales increased 3% while pretax income declined 8% in the third quarter of 1997 compared with the third quarter of 1996. Excluding the results of Discovery Toys, which was acquired in early 1997, sales were up 1% and pretax income decreased 3%. The 1% sales increase reflected a 4% increase in the average order size partially offset by a 3% decline in the number of Representative orders. The sales improvement resulted primarily from growth in the cosmetics, fragrance and toiletries category ("CFT"), with a significant increase in personal care products resulting from the introduction of Avon Techniques, a hair care line, and continued success of the specialty bath segment. In the non-CFT categories, apparel sales grew due to the success of children's back to school, novelty apparel and casual clothing lines.
These improvements were almost completely offset by a decline in the gift and decorative category attributable to the phenomenal success of the 1996 Winter Velvet Barbie. Pretax income decreased 3%, excluding the results of Discovery Toys, due primarily to a decline in the gross margin. The gross margin decline resulted from strategic price investments in CFT products aimed at energizing customer sales.
                                       11

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


International

     Net sales increased 8%, or 14% excluding the effect of foreign currency exchange, over the comparable period of 1996 and pretax income increased 21%. The sales increase reflects improvements in all regions, primarily in the Americas. Sales growth in the Americas was driven by significant improvements in Mexico, strong unit growth in Argentina, and to a lesser extent, in Chile and Central America and an increased average order size in Venezuela.
Mexico's continued sales growth reflected double-digit increases in the number of orders, average order size and active Representatives primarily due to customer growth initiatives. These initiatives included incentive programs focused on retention, sampling concentrated on breakthrough products, advertising and an emphasis on market penetration in metropolitan areas.
Sales in the Pacific region were up due to strong unit growth in Taiwan, Australia, and the Philippines. Taiwan's sales performance was the strongest in the region driven by a higher number of active Representatives and the successful launch of Lighten Up Undereye Treatment. The sales improvement in Europe reflected strong growth in the United Kingdom driven by increases in the average order size and number of orders as well as a favorable exchange rate impact. In addition, the sales growth in the United Kingdom is attributable to an ongoing focus on improving market share through brand and image enhancement. Sales grew in Russia due to exceptional growth in the number of units and Representatives.

     These higher sales were partially offset by declines in Germany and Brazil and, to a lesser extent in Thailand. The sales decline in Germany resulted from an unfavorable exchange impact of a stronger U.S. dollar in 1997 and a continued weak economic environment which resulted in lower consumer spending and higher unemployment. Consumers in Brazil continued to experience a tightening of credit which has limited their purchasing ability. The sales decrease in Thailand resulted from unit declines primarily due to a weakening economic condition. To grow sales, new achievement programs in Brazil and the party plan concept in Germany were implemented.

     The 21% increase in pretax income reflected improvements in Argentina, Mexico, the United Kingdom, and to a lesser extent, the Philippines. The increase in Argentina was primarily due to the sales growth and an improvement in the operating expense ratio resulting from lower distribution costs per order as well as reduced incentive programs in 1997. Higher pretax results in Mexico, the United Kingdom and Philippines were primarily driven by increased sales. These favorable results were partially offset by lower pretax income in Japan due to a significant gross margin decline resulting from strategic pricing programs as well a shift in sales mix to lower margin non-CFT items. The competitive environment remains intense in Japan with the continued relaxation of import restrictions and the resulting accelerated growth in discount outlets. As a result, prices were adjusted earlier this year to make products more competitive in the marketplace. Several new programs were introduced in 1997 including the multiple order system which allows Representatives to place orders more frequently. Efforts have also been focused on improving access, and innovative recruiting programs have been

                              AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

launched to increase market penetration. Consequently, customers served in Japan grew 58% and active Representatives grew 46% over the comparable period of the prior year. Pretax results were also lower in Germany primarily due to lower sales and in China due to a current government licensing revalidation process of all direct selling companies, which has delayed our branch expansion in China.

     Several currencies in the Pacific Rim devalued significantly since the end of the second quarter of 1997. The Thailand baht devalued by 28%, the Philippine peso by 22% and the Malaysian ringgit and Indonesian rupiah each devalued by 19%. These devaluations lowered pretax income by approximately $4.0 in the third quarter of 1997. In response to this situation, several actions have been taken by local management including cost negotiations with vendors, identification of expense reductions and a focus on growing the Representative base. In terms of size, these markets represented approximately 5% of Avon's consolidated net sales in 1996.

     Brazil, previously designated as a country with a highly inflationary economy, was converted to non-hyperinflationary status, effective July 1, 1997, due to the reduced cumulative inflation rate over the past three years. The effect of the change is not considered significant to the Company's consolidated financial statements.

Results of Operations--Nine Months Ended September 30, 1997 and 1996

Consolidated

     Avon's net income for the nine months ended September 30, 1997 of $205.1, or $1.55 per share, increased 10% and 12%, respectively, compared to net income of $185.9, or $1.39 per share, in the comparable period of 1996.
Pretax income of $321.4 increased 8% due to higher sales, an improved expense ratio and favorable net foreign exchange in 1997. These increases were partially offset by a decline in the gross margin and unfavorable net interest in 1997. Net income of $205.1 was impacted by a lower effective tax rate (37.0% versus 37.5% in 1996) due primarily to the mix of earnings and tax rates of international subsidiaries. In addition, the increase in net income reflects a favorable minority interest impact due mainly to the results in Japan and China. Income per share of $1.55 was favorably impacted by the lower average shares outstanding in 1997 compared to 1996 due to continued stock repurchases.

     Consolidated net sales for the nine months ended September 30, 1997 of $3,562.0 increased $239.9, or 7%, over the comparable period of the prior year. The higher sales was due to a 10% increase in international and a 2% increase in U.S. sales which includes the results of Discovery Toys. The international sales improvement resulted from strong growth in most markets, most significantly in Mexico, the United Kingdom, Argentina, the Pacific Rim and Russia. Sales growth in Chile, Venezuela, Central America and Poland also contributed to the improvement. These improvements were partially offset by sales declines in Brazil and Germany. Excluding the impact of foreign
 13

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

currency exchange, consolidated net sales rose 11% over the comparable period of the prior year.

     Cost of sales as a percentage of sales was 40.3% compared to 39.5% in 1996. The higher cost ratio was primarily due to gross margin declines in Brazil reflecting actions taken to reduce inventory levels and in Japan due to sales of lower priced items and price reductions taken in the CFT category. These declines were partially offset by margin improvements in Venezuela and the United Kingdom due to a shift in sales mix to higher-margin items.

     Marketing, distribution and administrative expenses of $1,779.5 increased $94.9, or 6%, over the comparable period of 1996, but decreased as a percentage of sales to 50.0% from 50.7% in 1996. The increase in operating expenses was primarily in markets which have experienced strong sales growth, including Mexico, the Pacific Rim, the United Kingdom, Venezuela and Russia. These increases were partially offset by lower expenses in Germany due to the impact of a stronger U.S. dollar in 1997 as well as a continued focus on fixed expense reductions. The decrease in the expense ratio was due to improvements throughout Europe due to ongoing fixed expense reduction efforts and in Mexico due to dramatic sales growth. These improvements were partially offset by higher expense ratios in Brazil and Germany due to the sales decline despite lower expenses discussed above.

     Interest expense increased $.7 versus the comparable period of 1996 primarily due to higher overall debt levels partially offset by lower interest rates in Brazil.

     Interest income decreased $3.1 from the comparable period of 1996 primarily due to lower interest rates in Brazil.

     Other expense, net, of $2.4 was $4.2 favorable to the comparable period of last year primarily due to net foreign exchange.

U.S.

     Net sales increased 2% while pretax income decreased 4% in the first nine months of 1997. Excluding the results of Discovery Toys, sales were up 1% and pretax income was level with the prior year. A 4% increase in the average order size partially offset by a 3% decrease in the number of Representative orders resulted in the sales increase. Units sold increased 5%. The sales improvement resulted from increases in the CFT category partially offset by declines in apparel and fashion jewelry and accessory categories. The launch of Anew Retinol Recovery Complex and Avon Techniques hair care line and the first quarter 1997 product introductions in the specialty bath segment drove the growth in the CFT category. In addition, the launch of the renovated Anew line earlier this year contributed to higher CFT sales in 1997. The decrease in apparel sales was due to the success of the Olympic games collection in

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

1996 and lower sales of demonstration products in the first two quarters of 1997. Sales of fashion jewelry and accessories decreased primarily due to lower first quarter sales which were impacted by the demonstration product pricing policy change made earlier this year.

     Pretax income was level with the comparable period of the prior year excluding the results of Discovery Toys. The increase in sales was completely offset by higher expenses and a slight decline in the gross margin. The higher expense level was primarily driven by strategic investments including advertising and promotional support for new products, costs associated with the centralization of the returned goods and call center operations and increased field incentives designed to drive sales. Discovery Toys had a negative impact on pretax income due to the seasonal nature of the business.


International

     Net sales increased 10% over the comparable period of 1996 and pretax income increased 14%. The sales increase reflects improvements in all regions. Sales growth in the Americas was highlighted by significant growth in Mexico and strong unit increases in Argentina, Chile and Central America. Sales grew in Venezuela due to a higher average order size in 1997. The sales increase in the Pacific region was due to strong unit growth in almost every market in the Pacific Rim, primarily in Taiwan, the Philippines, and China.
An increased average order size and unit growth in the United Kingdom and a dramatic increase in the number of units and active Representatives in Russia and Poland contributed to the increase in Europe. These improvements were partially offset by significant declines in Germany due to ongoing economic weakness and a negative currency impact and in Brazil resulting from a weak consumer economy. Excluding the impact of foreign currency exchange, international sales rose 16% over the comparable period of 1996.

     The 14% increase in pretax income reflected increases in the Americas and Europe regions. The most significant contributor in the Americas was Mexico due to the strong sales improvement. The increase in Europe reflected the sales increase and improved expense ratios throughout the region due to the continued effect of fixed expense reduction efforts. Pretax income was higher in the Philippines due to the sales increase. These favorable results were partially offset by decreases in Brazil, and, to a lesser extent, in Japan. Pretax income in Brazil was affected by a continued tightening in consumer spending and margin investments relating to inventory reduction programs. The decline in Japan was due to lower sales and a deterioration in the gross margin resulting from an aggressive pricing strategy.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $360.7 in the first nine months of 1997 compared with $376.0 in the comparable period of 1996. As discussed in Note 2, the Company received net proceeds of approximately $58.6 under a securities lending transaction which was used to repay commercial paper borrowings and is included in the cash flows as other financing activities. Excluding debt and the other financing activities, there was a net increase in cash usage of $43.3. This variance primarily reflects increased capital expenditures including the relocation of the global and U.S. office facilities, conclusion of the three-year long-term incentive plan which resulted in a cash payment during the first quarter of 1997, as well as a higher working capital usage level principally due to accounts payable and accrued expenses. These items were partially offset by the impact of discontinued operations reflected in 1996, lower repurchases of common stock and higher net income in 1997.

     For the first nine months of 1997, the Company purchased approximately
1.5 million shares of common stock for $90.0 compared with $124.4 spent for the repurchase of approximately 2.9 million shares during the comparable period in 1996.


Capital Resources

     Total debt increased $258.8 to $460.4 at September 30, 1997 from total debt of $201.6 at December 31, 1996, principally due to the working capital requirements mentioned above as well as the seasonality of the business. Total debt at September 30, 1997 of $460.4 remained relatively level with total debt of $454.3 at September 30, 1996. In addition, at September 30, 1997, other non-current liabilities include approximately $58.6 related to securities lending activities, as discussed in Note 2.

     At September 30, 1997, there were borrowings of $29.2 under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $181.0 was outstanding at September 30, 1997.

     At September 30, 1997, there were $10.0 of borrowings outstanding under uncommitted lines of credit and there were no borrowings under the Company's bankers' acceptance facilities.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


     At September 30, 1997, the 170 million 6-1/8% deutsche mark notes ("Notes") due May 1998 and the related currency exchange contract were classified as short term. The Notes have been effectively converted into U.S. dollar debt of $100.0 through the use of a currency exchange swap contract which includes both principal and interest. During the third quarter of 1997, the Company issued $100.0 of long-term debt and the net proceeds were used to pay down commercial paper borrowings.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Working Capital

     As of September 30, 1997 and December 31, 1996, current liabilities exceeded current assets by $90.7 and $41.7, respectively. The increase of current liabilities over current assets of $49.0 was mainly due to the increase in short-term debt and decrease in cash and equivalents, partially offset by the increase in inventories, reflecting the seasonal pattern of Avon's operations, and a decrease in accounts payable.

     Although current liabilities exceeded current assets at September 30, 1997, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time.
Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     At September 30, 1997, the Company had three interest rate swap agreements on its Notes. Each agreement has a notional principal amount of $100.0. During 1995, the Company entered into an interest rate swap agreement, which effectively converted the interest payable on the Notes from a floating to a fixed interest rate basis of approximately 7.2% through maturity.

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

     At September 30, 1997, the Company held foreign currency forward contracts with notional amounts totaling $181.1 and option contracts with notional amounts totaling $71.9 to hedge foreign currency items. These contracts have various maturities through December 1998. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $81.9 and option contracts with notional amounts of $63.4 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at September 30, 1997 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

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

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



 Other Information

     On October 23, 1997, the Company announced that it has raised its long-term growth targets for sales and earnings and that it expects to record special charges in connection with a major re-engineering program. Commencing in 1998, the long-term target for sales growth has been raised to 8-10% compounded annually, and its target for net income-per-share growth has been raised to 16-18% annually. Previously, the Company targeted long-term sales growth of 6-8% and long-term net income per share growth of 13-15%. The higher targets come largely as a result of initiatives currently underway and others under review intended to reduce costs by up to $400.0 a year by 2000, with $200.0 of the savings being reinvested concurrently in advertising and marketing programs to boost sales. Avon expects to record special charges totaling $150.0-$200.0 pretax to cover one-time costs associated with the re-engineering program. Approximately half the charges are expected to be recorded in the first quarter of 1998, with the balance to be recorded in early 1999. Approximately $50 million of the charges will be cash-related.



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in "Other Information" herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing and its management of foreign currency risks, the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed in Item 1 of the Company's Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       Exhibit
       Number                    Description
       ------                    -----------
       10.1    --First Amendment of the Avon 1993 Stock Incentive Plan
                  effective January 1, 1997.

       11.1 --Statement re computation of primary income per share.

       11.2 --Statement re computation of fully diluted income per share.

       27      --Financial Data Schedule.

  (b)  Reports on Form 8-K.

       There were no reports on Form 8-K filed during the third quarter of 1997.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date:  November 13, 1997       By /s/     MICHAEL R. MATHIESON
                             -------------------------------
                                        Michael R. Mathieson
                                   Vice President and Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.