Form 10-K
period 1997-12-31
AVON PRODUCTS INC
filed 1998-03-25
CIK 8868

                                 FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

             [x] Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

                                    OR

           [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                 For the transition period from ___ to ___

                      Commission file number 1-4881


                            AVON PRODUCTS, INC.
           ____________________________________________________
          (Exact name of registrant as specified in its charter)

             New York                                13-0544597
   ______________________________                __________________
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


          1345 Avenue of the Americas, New York, N.Y.  10105-0196
          _______________________________________________________
                 (New address of principal executive offices)
(212)  282-5000
                           _________________
                           (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:


                                       Name of each exchange on
     Title of each class                   which registered
_______________________________        _______________________
Common stock (par value $.25)          New York Stock Exchange
Preferred Share Purchase Rights        New York Stock Exchange

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

                        Yes   X            No
                             ___               ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of Common Stock (par value $.25) held by non-affiliates at February 28, 1998 was $9.3 billion.

     The number of shares of Common Stock (par value $.25) outstanding at February 28, 1998 was 131,794,374.


                          Documents Incorporated by Reference

Parts I and II     Portions of the 1997 Annual Report to Shareholders.
Part III           Portions of the Proxy Statement for the 1998 Annual
                   Meeting of Shareholders.

PART I

ITEM 1. BUSINESS

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. ("Avon" or "Company"), or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing and its management of foreign currency risks; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors as discussed in Item 1 of this Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

General

     The Company is one of the world's leading manufacturers and marketers of beauty and related products, which include cosmetics, fragrance and toiletries (CFT); gift and decorative; apparel; and fashion jewelry and accessories. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, with worldwide operations. Financial information relating to geographic areas is incorporated by reference to the analysis of net sales and pretax income from operations by geographic area on page 29 in Avon's 1997 Annual Report to Shareholders.

Recent Developments

     On October 23, 1997, the Company announced that it has raised its long-term growth targets for sales and earnings and that it expects to record special charges in connection with a major re-engineering program. Commencing in 1998, the long- term target for sales growth has been raised to 8-10% compounded annually, and its target for earnings per share growth has been raised to 16-18% annually. Previously, the Company targeted long-term sales growth of 6-8% and long-term earnings per share growth of 13-15%. The higher targets come largely as a result of initiatives currently underway and others under review intended to reduce costs by up to $400.0 million a year by 2000, with $200.0 million of the savings being reinvested concurrently in advertising and marketing programs to boost sales. Avon expects to record special charges totaling $150.0- $200.0 million pretax to cover one-time costs associated with the re-engineering program. Approximately half the charges are expected to be recorded in the first quarter of 1998, with the balance to be recorded in early 1999. Approximately $50.0 million of the charges will be cash related.

     On December 11, 1997, the Company announced several senior executive changes including the appointment of Charles R. Perrin as Vice Chairman and Chief Operating Officer and the promotion of Andrea Jung to President, as part of an overall management succession plan for the Company. In addition, Andrea Jung and Susan J. Kropf, head of Avon's North American business, were elected to Avon's Board of Directors, effective January 5, 1998. Mr. Perrin will serve as Chief Operating Officer until mid-1998, when he is expected to be elected Chief Executive Officer, succeeding James E. Preston in that capacity. Mr. Preston will then continue as Chairman of the Board on a full-time basis until his current term as director expires in May 1999. Avon expects Ms. Jung to become Chief Operating Officer later in 1998, succeeding Mr. Perrin in that capacity.

     On February 9, 1998, the Company announced that Robert J. Corti was promoted to Senior Vice President and Chief Financial Officer, effective February 5, 1998, succeeding Edwina D. Woodbury, in her CFO capacity. Ms. Woodbury, an Executive Vice President, will now be responsible full-time for Avon's business process redesign activities.

Strategy

     Avon's global strategy is primarily focused on the following key growth initiatives:

     International Expansion

     Avon is one of the most widely recognized brand names in the world. The Company is particularly well positioned to capitalize on growth in new international markets due to high demand for quality products, underdeveloped retail infrastructures and relatively attractive earnings opportunity for women. The Company presently has operations in 44 countries outside the U.S. and its products are distributed in 90 more, for coverage in 135 markets and it continues to expand into new markets. The Company has entered 18 new markets since 1990, including Russia and China and rapidly emerging nations throughout Central Europe, and is currently evaluating several other markets in Eastern Europe and Asia Pacific.

     Leveraging Direct Selling Channel

     The Company has revitalized its direct selling channel, enabling the Company to reach women quickly and efficiently as well as introduce new products that complement the core beauty business. In 1994, Avon introduced a line of apparel in the U.S., which by 1997 achieved over $500 million in sales. In 1996 and 1997, the Company had outstanding success with Barbie dolls, designed exclusively for Avon, making her the Company's best selling gift product ever. The relationship with Mattel was expanded in 1997 to include additional products. This array of products, available through the direct selling channel, increases earnings opportunities and presents a consistent beauty image to consumers across a broad product line.

     Customer Access and Image Enhancement

     To restore and accelerate growth in established industrial nations such as the U.S., Western Europe and Japan, the Company has developed new channels to reach customers and improve access to its products through direct mail catalogs, toll-free telephone numbers, buying by fax and "on line" with a new home page on the world-wide web, Avon.com. The Company has also updated the image of its core beauty products and has created a portfolio of global beauty brands. These contemporary products project a consistent, high quality image in all markets and include brands such as Anew, Avon Color, Far Away, Rare Gold, Natori, Millennia, Josie, and Avon Skin Care. Global brands are growing rapidly as a percentage of the Company's worldwide CFT business. In 1997 and 1996, they accounted for 39% and 26%, respectively, of core beauty sales. The development of global brands has also enabled the Company to achieve major economies of scale by consolidating certain functions like sourcing and logistics. Avon is also marketing a more vibrant beauty image through increased promotional spending and image-building programs.

Distribution

     Avon's products are sold worldwide by approximately 2.6 million Representatives, approximately 445,000 of whom are in the United States. Almost all Representatives are women who sell on a part-time basis. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them directly to their customers.

     The Company's products are sold to customers through a combination of direct selling and marketing utilizing independent Representatives, the mail, phone, fax or "on-line". Representatives go where the customers are, including in the home or in the workplace.

     In the United States, the Representative contacts customers, selling primarily through the use of brochures which also highlight new products and specially priced items for each two-week sales campaign. Product samples, demonstration products and selling aids such as make-up color charts are also used. Generally, the Representative forwards an order every two weeks to a designated distribution center. This order is processed and the products are assembled at the distribution center and delivered to the Representative's home, usually by a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for their own account. Payment by the Representative to Avon is customarily made when the next order is forwarded to the distribution center. The cost of merchandise to the Representative varies according to the product category and/or to the total order size for each two-week sales campaign and averages approximately 60 percent of the recommended selling price.

     In order to increase Representative support in the United States and allow them to run their business more efficiently as well as to improve order processing accuracy, Avon employs certain electronic order systems. One of these systems permits Avon Representatives to submit add-on orders with a touch-tone telephone, enabling them to augment orders already submitted by placing a phone call. Another system, Avon's Personal Order Entry Terminal, permits the top-producing Representatives in the United States to transmit orders electronically by phone line, 24 hours a day, seven days a week.

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

     The recruiting and training of Representatives are the primary responsibilities of district managers. In the United States, each district manager has responsibility for a market area covered by 225 to 300 Representatives. District managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year's sales of Avon products by Representatives in their district.

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

     A number of merchandising techniques, including the introduction of new products, the use of combination offers, the use of trial sizes and the promotion of products packaged as gift items, are used. In general for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered at special prices or are given particular prominence in the brochure. Cosmetic, fragrance and toiletry products are available each sales campaign at consistently low prices, while maintaining introductory specials and periodic sales on selected items for limited time periods.

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

     Avon believes that the personalized customer service offered by Representatives; the high quality, attractive designs and reasonable prices of its products; new product introductions; and its guarantee of satisfaction are significant factors in establishing and maintaining its competitive position.

     Avon's consolidated net sales, by classes of principal products, are as follows:

                                           Years ended December 31
                                      1997          1996         1995
                                                (In millions)

Cosmetics, fragrance and toiletries   $3,093.9    $2,946.8     $2,797.2
Gift and decorative                    1,049.7       934.1        780.6
Apparel                                  565.6       556.3        500.5
Fashion jewelry and accessories          370.2       377.0        413.8
                                       _______     _______      _______
                                      $5,079.4    $4,814.2     $4,492.1


International Operations

     Avon's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

     Avon's international operations are conducted primarily through subsidiaries in 44 countries and Avon's products are distributed in some 90 other countries.

Manufacturing

     Avon manufactures and packages almost all of its cosmetic, fragrance and toiletry products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various suppliers. Packages, consisting of containers and packaging components, are designed by its staff of artists and designers.

     The design and development of new products are affected by the cost and availability of materials such as glass, plastics and chemicals. Avon believes that it can continue to obtain sufficient raw materials and supplies to manufacture and produce its products.

     Avon has nineteen manufacturing laboratories around the world, three of which are principally devoted to the manufacture of fashion jewelry. In the United States, Avon's cosmetic, fragrance and toiletry products are produced in three manufacturing laboratories for the four distribution centers. Also, in the United States, Avon's Discovery Toy business is supported by one distribution center. Most products sold in foreign countries are manufactured in Avon's facilities abroad.

     The fashion jewelry line is generally developed by Avon's staff and produced in its two manufacturing laboratories in Puerto Rico and Avon's manufacturing laboratory in Ireland or by several independent manufacturers.

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

Contingencies

     Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. The Company is also involved in a number of proceedings arising out of the federal Superfund law and similar state laws. In some instances Avon, along with other companies, has been designated as a potentially responsible party which may be liable for costs associated with these various hazardous waste sites. In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1997 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

SEASONAL NATURE OF BUSINESS

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling cosmetics, fragrance and toiletries; gift and decorative products; apparel; and fashion jewelry. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were 30 percent and 31 percent of total net sales in 1997 and 1996, respectively, and fourth quarter pretax income from continuing operations was 40 percent and 42 percent in 1997 and 1996, respectively.

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

     Avon has pioneered many innovative products, including Skin-So-Soft, its best-selling bath oil; BioAdvance, the first skin care product with stabilized retinol, the purest form of Vitamin A; and Collagen Booster, the premier product to capitalize on Vitamin C technology. Avon also introduced the benefits of aromatherapy to millions of American women, encapsulated color for the Color-Release line and introduced alpha-hydroxy acid for cosmetic use in the Anew Perfecting Complex products. Today, Avon's Anew product line has been expanded to include technologically advanced products such as Retinol Recovery Complex PM Treatment and Night Force Vertical Lifting Complex. Night Force employs a patent-pending material named AVC10, a molecule that was engineered by Avon researchers over a three-year period.

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $29.9 million in 1997, $30.2 million in 1996 and $27.8 million in 1995. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of cosmetic, fragrance and toiletry products.

ENVIRONMENTAL MATTERS

     Pursuant to Avon's global environmental policy, environmental audits are conducted to ensure Avon facilities around the world meet or exceed local regulatory standards. A corporate environmental operations committee ensures that opportunities for environmental performance improvements are reflected in our products, packaging and manufacturing processes.

     In general, compliance with environmental regulations impacting Avon's global operations has not had, and is not anticipated to have, any material effect upon the capital expenditures, financial position or competitive position of Avon.

EMPLOYEES

     At December 31, 1997, Avon employed 34,995 people. Of these, 8,053 were employed in the United States and 26,942 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases somewhat in December when Christmas shipments are completed.

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

     The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY; the distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; Pasadena, CA; and Discovery Toy's distribution center located in Livermore, CA. International properties include four manufacturing laboratories, including a fashion jewelry manufacturing laboratory in Ireland, and ten distribution centers in Europe; five manufacturing laboratories and eleven distribution centers in Latin America; one manufacturing and one distribution center in Canada; and four manufacturing laboratories and ten distribution centers in the Pacific region. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facilities in Puerto Rico. During 1997, the office facilities for the U.S. and global operations were relocated within New York City.

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

     In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1997 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.
______________
Executive Officers of the Registrant

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

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 1998 Annual
Meeting of Shareholders.

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:

                                                                Elected
Title                               Name                  Age   Officer

Chairman of the Board,
   Chief Executive Officer
   and Director                     James E. Preston       64    1971
Vice Chairman,
   Chief Operating Officer
   and Director                     Charles R. Perrin      52    1998(1)
President and Director              Andrea Jung            39    1997(2)
Executive Vice President,
   Business Process Redesign        Edwina D. Woodbury     46    1990

Executive Vice President
   and Director                     Susan J. Kropf         49    1997
Executive Vice Presidents           Jose Ferreira          41    1997
                                    Fernando Lezama        58    1997
Senior Vice President, General
   Counsel and Secretary            Ward M. Miller, Jr.    65    1993(3)
Senior Vice President and
   Chief Financial Officer          Robert J. Corti        48    1988
Senior Vice President               Marcia L. Worthing     55    1988
Vice President and Controller       Michael R. Mathieson   45    1995

(1) Charles R. Perrin joined Avon as Vice Chairman and Chief Operating Officer in January 1998. Mr. Perrin has been a member of Avon's Board of Directors since May 1996. Prior to joining Avon, he was Chairman and Chief Executive Officer of Duracell International Inc. from 1994 until 1996. He joined Duracell in 1985 as President of its U.S. Business and was named President and Chief Operating Officer in 1992.

(2) Andrea Jung was elected President in January 1998. Ms. Jung joined Avon in January 1994 as President, Product Marketing and was promoted to Executive Vice President, Global Marketing and New Business in March 1997. Prior to joining Avon, she was Executive Vice President of Nieman Marcus and Senior Vice President, General Merchandise for I. Magnin.

(3) Ward M. Miller, Jr. was elected Senior Vice President, General Counsel and Secretary in October 1994. Mr. Miller joined Avon in February 1993 as Vice President. Prior to joining Avon, he was Senior Vice President and General Counsel of Nabisco Brands; and Vice President, Associate General Counsel and Secretary of its parent, RJR Nabisco.




PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices of Common Stock by Quarter" on page 40 of Avon's 1997 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1993 through 1997 is incorporated by reference to the "Eleven-Year Review" on pages 58 and 59 of Avon's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     This information is incorporated by reference to "Management's Discussion and Analysis" on pages 27 through 39 of Avon's 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 41 through 56, together with the report thereon of Coopers & Lybrand L.L.P., on page 57, and "Results of Operations by Quarter" on page 40 of Avon's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of
Directors" sections of Avon's Proxy Statement for the 1998 Annual
Meeting of Shareholders. Information regarding executive officers is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the "Compensation Committee Interlocks and Insider Participation" section and the "Contracts with Executives" section of Avon's Proxy Statement for the 1998 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
                                               Annual
                                               Report to
                                               Shareholders  Form 10-K
                                               Page Number   Page Number
                                               ____________  ___________
(a)1. Consolidated Financial Statements of
        Avon Products, Inc. and Subsidiaries

        Consolidated statement of income for
          each of the years in the three-year
          period ended December 31, 1997            41
        Consolidated balance sheet at
          December 31, 1997 and 1996                42
        Consolidated statement of cash flows
          for each of the years in the three-year
          period ended December 31, 1997            43
        Consolidated statement of changes in
          shareholders' equity for each of
          the years in the three-year period
          ended December 31, 1997                   44
        Notes to consolidated financial
          statements                                45-56
        Report of Independent Accountants
          Coopers & Lybrand L.L.P.                  57

(a) 2. Financial Statement Schedules

         Report of Independent Accountants
           Coopers & Lybrand L.L.P.                             S-1
         Consent of Independent Accountants
           Coopers & Lybrand L.L.P.                             S-2
         Financial statement schedule for each
           of the years in the three-year period
           ended December 31, 1997
              II.--Valuation and qualifying
                   accounts                                     S-3

Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a)3. Exhibits

Exhibit
Number                              Description
_______                             ___________

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

4.2 Rights Agreement, dated as of March 30, 1988 (the "Rights Agreement"), between Avon and First Chicago Trust Company of New York (as successor to Morgan Shareholder Services Trust Company) incorporated by reference to Exhibit 1 to Avon's Registration Statement on Form 8-A, filed April 7, 1988 and refiled under Form SE as of December 31, 1996).

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

4.7 Indenture dated as of August 1, 1997 between Avon as Issuer, and The Chase Manhattan Bank, as Trustee relating to the 6.55% Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's Registration Statement on Form S-4, Registration Statement No. 333-41299 filed December 1, 1997).

4.8    Rights Agreement, dated as of March 30, 1998 (the "Rights
Agreement"), between Avon and First Chicago Trust Company of New York (incorporated by reference to Exhibit to Avon's Registration Statement on Form 8-A, filed March 18, 1998).

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

10.3* First Amendment to the 1993 Avon Stock Incentive Plan effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.4* Avon Products, Inc. 1997 Long-Term Incentive Plan, effective as of January 1, 1997 approved by stockholders on May 1, 1997.

10.5* Supplemental Executive Retirement Plan and Supplemental Life Plan of Avon Products, Inc., as amended and restated as of September 1, 1994 (incorporated by reference to Exhibit 10.6 to Avon's Annual Report on Form 10-K for the year ended December 31, 1994).

10.6* Benefit Restoration Pension Plan of Avon Products, Inc., effective as of January 1, 1994 (incorporated by reference to Exhibit
10.7 to Avon's Annual Report on Form 10-K for the year ended December
31, 1994).

10.7* Trust Agreement, amended and restated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996).

10.8* First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31,
1993).

10.9* Second Amendment, dated as of June 12, 1992 to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31,
1993).

10.10* Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31,
1993).

10.11* The Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1996 (incorporated by reference to Exhibit 10.12 to Avon's Annual Report on Form 10-K for the year ended December 31, 1996).

10.12* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company
(incorporated by reference to Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.13* Instrument of Amendment, effective as of April 1, 1990, amending various employee benefit plans and agreements as stipulated in the Instrument of Amendment (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996).

10.14* Employment Agreement, dated as of November 1, 1995, between Avon and James E. Preston (incorporated by reference to Exhibit 10.16 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.15* Stock Option Agreement between Avon and James E. Preston dated October 30, 1995 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.16* Supplemental Employment Agreement, dated as of December 10, 1997 between Avon and James E. Preston.

10.17* Stock Option Agreement between Avon and James E. Preston dated December 10, 1997.

10.18* Employment Agreement, dated as of December 11, 1997 between Avon and Charles R. Perrin.

10.19* Stock Option Agreement between Avon and Charles R. Perrin dated December 10, 1997.

10.20* Employment Agreement dated as of December 11, 1997 between Avon and Andrea Jung.

10.21* Form of Employment Agreement, dated as of September 1, 1994, between Avon and certain senior officers (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.22* Avon Products, Inc. Compensation Plan for Non-Employee Directors, effective May 1, 1997.

10.23* Avon Products, Inc. Board of Directors' Deferred Compensation Plan, amended and restated, effective January 1, 1997.

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

13     Portions of the Annual Report to Shareholders for the year ended
December 31, 1997 incorporated by reference in response to Items 1,5 through 8 in this filing.

21     Subsidiaries of the registrant.

23     Consent of Coopers & Lybrand L.L.P. (set forth on page S-2 of this Annual Report on Form 10-K).

24     Power of Attorney

27     Financial Data Schedule

99     Financial statements for the Avon Products, Inc. Employees'
Savings and Stock Ownership Plan and the Avon Mirabella/Lomalinda
Employees' Savings Plan for the year ended December 31, 1997 will be filed by amendment.

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b)    Reports on Form 8-K
       There was no Form 8-K filed during the fourth quarter of 1997.

On March 18, 1998, the Company filed a Form 8-K announcing that on March 5, 1998, the Board of Directors of Avon Products, Inc., adopted a new shareholder rights plan, effective as of the close of business on March 30, 1998, to replace the Company's existing shareholder rights plan, which expires at the close of business on March 30, 1998.

(c) Avon's Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 1998.

                                        Avon Products, Inc.

                                        By /s/WARD M. MILLER, JR.
                                        Ward M. Miller, Jr.
                                        Senior Vice President, General
                                        Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                Title                            Date
_________                _____                            ____

          *
______________________
James E. Preston         Chairman of the Board and
                         Chief Executive Officer -
                         Principal Executive
                         Officer and Director              March 5, 1998

          *
______________________
Charles R. Perrin        Vice Chairman, Chief
                         Operating Officer and
                         Director                          March 5, 1998

          *
______________________
Robert J. Corti          Senior Vice President,
                         Chief Financial Officer
                         Principal Financial
                         Officer                           March 5, 1998

          *
______________________
Michael R. Mathieson     Vice President and
                         Controller - Principal
                         Accounting Officer                March 5, 1998

          *
______________________
Andrea Jung              President, Avon Products, Inc.
                         and Director                      March 5, 1998


          *
______________________
Susan J. Kropf           Executive Vice President,
                         President, Avon North America
                         and Director                      March 5, 1998



BRENDA BARNES        )
RICHARD S. BARTON    )
REMEDIOS DIAZ OLIVER )
EDWARD T. FOGARTY    )   Directors                         March 5, 1998
CHARLES S. LOCKE     )
ANN S. MOORE         )



/s/WARD M. MILLER, JR.
______________________
Ward M. Miller, Jr. Attorney-in-
fact                                                       March 5, 1998

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Avon Products, Inc.

    Our report on the consolidated financial statements of Avon Products, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 has been incorporated by reference in this Form 10-K from page 57 of the 1997 Annual Report to Shareholders of Avon Products, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the years in the three-year period ended December 31, 1997, as listed in the Index under Item 14(a)2 of this Form 10-K.

    In our opinion, the financial statement schedule for each of the years in the three-year period ended December 31, 1997 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






New York, New York
February 5, 1998

CONSENT OF INDEPENDENT ACCOUNTANTS


    We consent to the incorporation by reference in the following Registration Statements of Avon Products, Inc.: Form S-8 (Reg. No. 33-47209), Form S-8 (Reg. No. 33-60218), Form S-8 (Reg. No. 33-60918), and
Form S-8 (Reg. No. 33-65998), of our reports dated February 5, 1998 on our audits of (i) the consolidated financial statements of Avon Products, Inc. as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, which report is included in the 1997 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K and (ii) the 1997, 1996 and 1995 financial statement schedule of Avon Products, Inc., which report is included in this Annual Report on Form 10-K.






New York, New York
March 23, 1998

AVON PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Years ended December 31


                                     Additions
                                ____________________
                  Balance at Charged to   Charged               Balance
                   beginning  costs and  to other                at end
                   of period   expenses  accounts Deductions  of period


1997
Allowance for
  doubtful accounts
  receivable           $36.4      $80.8  $    --     $81.7(a)     $35.5

1996
Allowance for
 doubtful accounts
 receivable            $32.6      $79.0  $    --     $75.2(a)     $36.4

1995
Allowance for
 doubtful accounts
 receivable            $27.3      $78.0  $    --     $72.7(a)     $32.6



(a) Accounts written off, net of recoveries and foreign currency translation adjustment.