Form 10-Q
period 1998-03-31
AVON PRODUCTS INC
filed 1998-05-14
CIK 8868

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


        [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1998

                                    OR

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the transition period from ___ to ___

                       Commission file number 1-4881



                            AVON PRODUCTS, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter


         New York                                     13-0544597
-------------------------------                    ----------------
(State or other jurisdiction of                    (I.R S. Employer
 incorporation or organization)                   Identification No.)


        1345 Avenue of the Americas, New York, N.Y.  10105-0196
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

     The number of shares of Common Stock (par value $.25) outstanding at April 30, 1998 was 131,740,152.

                              Table of Contents
                        Part I.  Financial Information

                                                                     Page
                                                                    Numbers
                                                                    -------

Item 1.  Financial Statements

         Consolidated Statement of Operations
           Three Months Ended March 31, 1998 and
             March 31, 1997........................................    3

         Consolidated Balance Sheet
           March 31, 1998 and December 31, 1997....................    4

         Consolidated Statement of Cash Flows
           Three Months Ended March 31, 1998 and
             March 31, 1997........................................    5

         Notes to Consolidated Financial Statements................    6-11



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.............    12-20



                   Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.......    21

Item 6.  Exhibits and Reports on Form 8-K..........................    22

Signatures.........................................................    23

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In millions, except per share data)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                           1998        1997
                                                           ----        ----
                                                             (unaudited)

Net sales...........................................   $1,183.4    $1,087.6

Costs, expenses and other:
Cost of sales.......................................      503.1       441.6
Marketing, distribution and
  administrative expenses...........................      626.1       572.9
Special charge......................................       70.5           -
Interest expense....................................        9.5         9.6
Interest income.....................................       (2.3)       (2.3)
Other expense, net..................................        3.1         2.8
                                                       --------    --------
Total costs, expenses and other.....................    1,210.0     1,024.6
                                                       --------    --------
(Loss) income before taxes and minority interest....      (26.6)       63.0
Income taxes........................................        6.1        23.3
                                                       --------    --------
(Loss) income before minority interest..............      (32.7)       39.7
Minority interest...................................        1.7         1.6
                                                       --------    --------
Net (loss) income...................................   $  (31.0)   $   41.3
                                                       ========    ========

(Loss) earnings per share:
   Basic ...........................................   $   (.24)   $    .31
                                                       ========    ========
   Diluted..........................................   $   (.24)   $    .31
                                                       ========    ========


The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (In millions)

                                                       March 31   December 31
                                                         1998         1997
                                                         ----         ----
                                                            (unaudited)
ASSETS
Current assets:
Cash and equivalents.............................    $   84.8      $  141.9
Accounts receivable..............................       478.0         444.8
Inventories......................................       598.5         564.8
Prepaid expenses and other.......................       210.4         192.5
                                                     --------      --------
Total current assets.............................     1,371.7       1,344.0
                                                     --------      --------

Property, plant and equipment, at cost.............   1,298.6       1,281.6
Less accumulated depreciation....................       694.2         670.6
                                                     --------      --------
                                                        604.4         611.0
                                                     --------      --------
Other assets.....................................       331.5         317.9
                                                     --------      --------
Total assets.....................................    $2,307.6      $2,272.9
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year....................    $  201.1      $  132.1
Accounts payable.................................       382.0         476.0
Accrued compensation.............................       114.6         111.3
Other accrued liabilities........................       339.5         268.9
Sales and other taxes............................        94.4         101.0
Income taxes.....................................       252.2         266.6
                                                     --------      --------
Total current liabilities........................     1,383.8       1,355.9
                                                     --------      --------
Long-term debt...................................       201.7         102.2
Employee benefit plans...........................       373.2         367.6
Deferred income taxes............................        28.9          31.2
Other liabilities................................       129.0         131.0

Shareholders' equity:
Common stock.....................................        43.8          43.7
Additional paid-in capital.......................       743.1         733.1
Retained earnings................................       585.1         660.9
Accumulated comprehensive income.................      (274.2)       (270.3)
Treasury stock, at cost..........................      (906.8)       (882.4)
                                                     --------      --------
Total shareholders' equity.......................       191.0         285.0
                                                     --------      --------
Total liabilities and shareholders' equity.......    $2,307.6      $2,272.9
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                            1998         1997
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
Net (loss) income.......................................  $(31.0)      $ 41.3
Adjustments to reconcile net (loss) income to net cash
  used by operating activities:
Special and non-recurring charges.......................   100.3           --
Depreciation and amortization...........................    16.5         16.3
Provision for doubtful accounts.........................    24.8         16.8
Translation gains.......................................     (.5)          --
Deferred income taxes...................................    (5.3)        (4.5)
Other...................................................     1.4          3.3
Changes in assets and liabilities:
  Accounts receivable...................................   (62.2)       (18.1)
  Inventories...........................................   (73.9)       (51.1)
  Prepaid expenses and other............................   (14.7)       (10.8)
  Accounts payable and accrued liabilities..............   (66.3)      (155.1)
  Income and other taxes................................   (19.5)       (20.1)
  Noncurrent assets and liabilities.....................    (4.5)        (4.6)
                                                          ------       ------

Net cash used by operating activities...................  (134.9)      (186.6)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (26.5)       (24.6)
Disposal of assets......................................     1.1          1.1
Other investing activities..............................     (.2)       (10.4)
                                                          ------       ------
Net cash used by investing activities...................   (25.6)       (33.9)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (46.3)       (41.9)
Debt, net (maturities of three months or less)..........   132.7        203.9
Proceeds from short-term debt...........................    39.8         12.9
Retirement of short-term debt...........................    (3.8)        (1.0)
Retirement of long-term debt............................     (.1)         (.2)
Repurchase of common stock..............................   (24.8)       (30.2)
Proceeds from exercise of stock options.................     8.2          5.6
                                                          ------       ------
Net cash provided by financing activities...............   105.7        149.1
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.    (2.3)        (7.1)
                                                          ------       ------
Net decrease in cash and equivalents....................   (57.1)       (78.5)
Cash and equivalents beginning of period................   141.9        184.5
                                                          ------       ------
Cash and equivalents end of period......................  $ 84.8       $106.0
                                                          ======       ======

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1997 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, which consisted of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The components of comprehensive income are included in Note 7.

     Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs in connection with developing or obtaining internal-use software to be capitalized that previously would have been expensed as incurred. The adoption of SOP No. 98-1 did not have a material impact on the Company's results of operation, financial position, or cash flows.

2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by operating activities" includes the following cash payments for interest and income taxes:

                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                        1998         1997
                                                        ----         ----

Interest............................................   $ 9.6        $ 3.2
Income taxes, net of refunds received...............    28.9         35.1

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

    In May 1998, the Company issued $100.0 of long-term debt and the net proceeds will be used to pay down commercial paper borrowings. As a result of the refinancing of commercial paper borrowings with the new long-term debt, $100.0 of commercial paper borrowings as of March 31, 1998 were reclassified to long-term debt.

3.  EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted-average number of shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three months ended March 31, 1998 and 1997, the number of shares used in the computation of basic and diluted earnings (loss) per share are as follows:


                                                  1998     1997
                                                 ------   ------
Basic EPS                                        131.78   132.88
Weighted-average shares
Incremental shares from
    conversion of:
    Stock options (1)                                 -     1.22
                                                 ------   ------
Diluted EPS
Adjusted weighted-
   average shares                                131.78   134.10
                                                 ======   ======

(1) In 1998, the calculation of EPS assuming dilution is antidilutive and accordingly, EPS have not been adjusted for the conversion of stock options into additional common shares.

    During the first three months of 1998, the Company purchased approximately 396,500 shares of common stock for $24.8 compared to approximately 532,500 shares purchased for $30.2 during the first three months of 1997. As of March 31, 1998, the cumulative number of shares repurchased under the three-year stock repurchase program which ended in February 1997 was approximately 12,664,000 shares for a total cost of approximately $424.4. Under a new repurchase program, which began in February 1997, the Company repurchased

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

approximately 2,235,400 shares at a total cost of approximately $134.2 as of March 31, 1998. Under this new program, the Company may buy back up to $500 million of its currently outstanding common stock through open market purchases over a period of up to three to five years.

4.  INVENTORIES

                                   March 31            December 31
                                       1998                   1997
                                       ----                   ----

    Raw materials................    $165.9                 $147.4
    Finished goods...............     432.6                  417.4
                                     ------                 ------
                                     $598.5                 $564.8
                                     ======                 ======


5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.34 for the three months ended March 31, 1998 and $.315 for the corresponding 1997 period. On February 17, 1998, the Company increased the annual dividend rate to $1.36 from $1.26.


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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at March 31, 1998 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

7.  COMPREHENSIVE (LOSS) INCOME

    For the three-months ended March 31, 1998 and 1997, the components of comprehensive (loss) income are, as follows:

                                              1998       1997
                                             -----      -----
Net (loss) income                           $(31.0)     $41.3
Other comprehensive (loss) income:
   Change in equity due to
   foreign currency
   translation and
   transaction adjustments                    (3.9)      (9.8)
                                             -----      -----
Comprehensive (loss) income                 $(34.9)     $31.5
                                             =====      =====

                               AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

8.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, the Company announced a worldwide re-engineering program in order to streamline operations and improve profitability, through gross margin improvement and expense reductions. The one-time charges resulted in a pretax charge of $108.4 ($84.2 net of tax, or $.64 per share on a basic and diluted basis) for the three months ended March 31, 1998.

    Special and non-recurring charges by category of expenditures are, as follows:


                                Special       Cost of Sales
                                Charge           Charge             Total
                                -------       -------------         -----
Employee severance costs        $51.0                               $51.0
Inventories                                       $37.9              37.9
Write-down of assets to net
    realizable value             10.9                                10.9
Other                             8.6                                 8.6
                                -----             -----             -----
                                $70.5             $37.9            $108.4
                                =====             =====             =====

    The write-down of assets relates to the closure of a Far East buying office and manufacturing facilities in Puerto Rico and the Dominican Republic. Additionally, as a result of on-going government restrictions, the Company has decided to close certain branches and a regional office in China.

   Inventory-related charges represent losses to write-down the carrying value of non-strategic inventory, prior to disposal. The charge relates to the closure of facilities, discontinuation of certain product lines, size-of-line reductions and a change in strategy for product dispositions.

    Employee severance costs are expenses, both domestic and international, associated with the realignment of the Company's global operations. The workforce will be reduced by approximately 2,200 employees, or 6% of the total. Approximately one-half of the employees to be terminated relate to the facility closures.

    The liability balance at March 31, 1998 is as follows:


                          Special           Cost of
                          Charge          Sales Charge          Total

Provision                 $ 70.5             $37.9             $108.4
Cash Expenditures           (8.1)                                (8.1)
Non-cash write-offs        (12.4)            (37.9)             (50.3)
                            ----              ----               ----
Balance at March 31, 1998 $ 50.0                               $(50.0)
                            ====              ====               ====

                                   AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in millions, except share data)


    The remaining balance at March 31, 1998 relates primarily to employee severance costs that will be paid during 1998 and 1999.

    The Company expects to record additional charges in 1998 and early 1999 as additional plans are finalized.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

Results of Operations--Three Months Ended March 31, 1998 and 1997.

Consolidated

     Avon's net loss for the three months ended March 31, 1998 was $31.0, or $.24 per share on a basic and diluted basis, compared with net income of $41.3, or $.31 per share on a basic and diluted basis in 1997. Pretax loss was $26.6 in 1998 compared with pretax income of $63.0 in 1997. Special and non-recurring charges were recorded in the first quarter of 1998 for the Company's previously announced business process redesign program. These charges totaled $108.4 pretax, which reduced net income by $84.2 after tax, or $.64 per share on a basic and diluted basis. The special charge of $70.5 is primarily related to employee severance benefits as well as facility rationalizations in Puerto Rico, Dominican Republic and China. In addition, $37.9 was charged to cost of sales for inventory write-downs. The one-time charges represent the first part of an estimated $200.0 total charge that will help the Company deliver the higher sales and profit targets previously communicated. Before the charges, net income for the three months ended March 31, 1998 of $53.2, or $.40 per share on a basic and diluted basis, increased 29% from the comparable period in 1997. Pretax income, before the charges, of $81.8 increased 30% over 1997 due to higher sales, an improved gross margin and favorable foreign exchange partially offset by a slightly higher operating expense ratio.

     Consolidated net sales for the three months ended March 31, 1998 of $1,183.4 increased $95.8, or 9%, over the comparable period of the prior year. The increase in sales was due to an 11% increase in international and a 5% increase in U.S sales. The international sales improvement resulted from strong growth in all major markets in the Americas, most significantly in Mexico, Brazil and Argentina, as well as the United Kingdom. These improvements were partially offset by sales declines in the Philippines, Thailand and Malaysia. Excluding the impact of foreign currency exchange, consolidated net sales rose 16% over the comparable period of the prior year.

     Cost of sales as a percentage of net sales was 42.5% in the first quarter of 1998 compared to 40.6% in the first quarter of 1997. Excluding the one-time charge of $37.9, cost of sales as a percentage of sales was 39.3%. The increase in the gross margin of 1.3 points, resulted from higher margins in all major markets in the Americas, most significantly in Brazil, the latter due to actions taken to reduce inventory levels which had an unfavorable impact on margins in 1997 and to a lesser extent in Mexico and Argentina due to increased cosmetics, fragrance and toiletries ("CFT") sales with higher margins. In Europe, the United Kingdom and Germany reported strong margin

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

improvements primarily as a result of a shift in mix to selling higher margin products. The U.S. also reported a favorable gross margin as compared to 1997 which was attributable to pricing strategies and cost improvements. These improvements were partially offset by margin declines in most major markets in the Pacific, as a result of unfavorable foreign currency impacts.

     Marketing, distribution and administrative expenses of $626.1 increased $53.2, or 9%, over the comparable period of 1997 and increased as a percentage of net sales to 52.9% from 52.7%. The increase in operating expenses was primarily in markets which have experienced strong sales growth, including all major markets in the Americas, the United Kingdom and the U.S. These increases were partially offset by lower expenses in the Pacific primarily due to lower sales and the impact of currency devaluations. The overall increase in the expense ratio was primarily due to higher expense ratios in Mexico due to increased marketing and promotional expenses associated with new product launches and in Venezuela due to increased administrative expenses as a result of the implementation of a new labor law. This increase was partially offset by improvements throughout Europe and in Japan due to continued active focus on reducing operating expenses.

     Interest income and interest expense remained level with the comparable period of 1997.

     Other expense, net, of $3.1 was $.3 unfavorable to the comparable period of last year, primarily due to non-recurring corporate expenses partially offset by favorable foreign currency exchange.

     Excluding the charges, the effective tax rate was 37.0% in the first quarter of 1998 and 1997. The tax benefit on the one-time charges was 22.3% due to the mix of countries and tax jurisdictions incurring the charges.

U.S.

     Net sales increased 5% and pretax income decreased 74% compared with the first quarter of 1997. A 2% increase in the average order size along with a 3% increase in the number of active Representatives contributed to the sales increase. The sales increase resulted from increases in CFT, fashion jewelry and accessories, style and home entertainment categories partially offset by a decline in the gift and decorative category. The increase in the CFT category was mainly due to the successful launch of the Diane Von Furstenburg fragrance, Forest Lily, and the Far Away and Rare Gold gift with purchase event, coupled with the successful launch of Avon's transfer-resistant technology lipstick and Avon Color's Spring Shade Collection with eye shadow samples in the brochure. Accessories showed strong performance with the introduction of licensed Winnie the Pooh carryalls and watches. Higher sales

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

in the style and home entertainment categories were primarily driven by an increase in the sales of demonstration products purchased by Representatives, as well as the launch of a collection of inspirational and religious products. These increases were partially offset by a decline in the gift and decorative category primarily attributable to softer Easter and Barbie sales.

     Excluding the one-time charges, pretax income increased 11% due to the improved sales and a favorable gross margin primarily driven by revised pricing strategies, cost improvements and reduced clearance activity.

International

     Net sales increased 11%, or 21% excluding the effect of foreign currency exchange, over the comparable period of 1997 and pretax income decreased 49%. Excluding the one-time charges, pretax income increased 44% over the comparable period of 1997.

     The sales increase reflects double-digit growth in the Americas and Europe regions partially offset by declines in the Pacific region. Sales increases in the Americas were highlighted by significant growth in Brazil, Argentina and Mexico with these countries showing strong growth in units, active Representatives and orders. Mexico's sales increases resulted from the success of new product launches such as Anew Night Force, as well as apparel and home line extensions with superior design and promotions. Brazil's growth in sales was also driven by attractive pricing and successful new product launches. In Europe, sales rose significantly in the United Kingdom due to increases in units and orders; however, other major European markets reported flat sales growth. Total sales for Central Europe and Russia grew 50% versus 1997 with all countries showing strong double-digit growth in the number of active Representatives, units and orders.

     These higher sales were partially offset by sales declines in most major markets in the Pacific caused by unfavorable foreign currency translation. After years of strong economic growth throughout the Pacific, the aftermath of the currency crisis is causing subdued economic growth as markets struggle to enact economic reform programs. However, most markets, especially the Philippines, Australia, Taiwan, and to a lesser extent Japan, showed growth in local currency sales driven by improvements in the number of active Representatives, orders and customers served. Excluding the effect of foreign currency exchange, sales in the Pacific grew 10%.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     The 44% increase in pretax income reflects increases in all major markets in Europe and the Americas, most significantly in Germany, the United Kingdom and Brazil and, to a lesser extent, in Argentina and Mexico. The increase in pretax income over the prior year is due to the sales increases discussed above and strong margin improvements in the United Kingdom, Germany and Brazil as compared to 1997. An improved gross margin due to a change in category mix towards higher margin products and lower operating expenses due to ongoing expense reduction programs contributed to the pretax income increases in Germany and the United Kingdom. Margins improved significantly in Brazil due to declines in 1997 resulting from actions taken to reduce inventory. Despite the weak economic conditions in the Pacific, pretax income for the quarter was slightly favorable as compared to the prior year, due to an improved operating expense ratio in Japan as a result of cost reduction strategies and business redesign efforts.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $225.7 in the first quarter of 1998 compared with a decrease of $294.1 in the comparable period of 1997. The $68.4 variance primarily reflects lower net cash used by operations and investing activities and a more positive effect of foreign currency exchange. The decrease in cash used by operations reflects the conclusion of the three-year long-term incentive plan which resulted in a cash payment in the first quarter of 1997 and a higher net income in 1998 (adjusted for the non-cash portion of the one-time charges). Cash used for investing activities is lower in 1998 due to the acquisition of Discovery Toys, Inc. in the first quarter of 1997.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


     During the first quarter of 1998, the Company purchased approximately 396,500 shares of common stock for $24.8 compared with $30.2 spent for the repurchase of approximately 532,500 shares during the comparable period in 1997.

Capital Resources

     Total debt increased $168.5 to $402.8 from $234.3 at December 31, 1997, principally due to normal seasonal working capital requirements during the first three months of 1998. Total debt of $402.8 at March 31, 1998 remained relatively level with total debt of $416.7 at March 31, 1997. In addition, at March 31, 1998, and December 31, 1997, other non-current liabilities include approximately $58.0 and $58.6, respectively, related to securities lending activities.

    At March 31, 1998, there were borrowings of $35.0 under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $114.5 was outstanding at March 31, 1998.

     At March 31, 1998, there were $10.0 of borrowings outstanding under uncommitted lines of credit and there were no borrowings under the Company's bankers' acceptance facilities.

     In May 1998, the Company issued $100.0 of long-term debt and the net proceeds will be used to pay down commercial paper borrowings. As a result of the refinancing of commercial paper borrowings with the new long-term debt, $100.0 of commercial paper borrowings as of March 31, 1998 were reclassified to long-term debt.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Working Capital

     As of March 31, 1998 and December 31, 1997, current liabilities exceeded current assets by $12.1 and $11.9, respectively. The increase of current liabilities over current assets of $.2 was mainly due to an increase in net debt (debt less cash and equivalents), as discussed in the Debt section, an increase in other accrued liabilities primarily due to the accrual for one-time charges offset by a decrease in accounts payable.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


    Although current liabilities exceeded current assets at March 31, 1998, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time.
Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     At March 31, 1998, the Company had three interest rate swap agreements on its 170 million 6-1/8% Deutsche Mark Notes ("Notes"), due May 1998. Each agreement has a notional principal amount of $100.0. During 1995, the Company entered into an interest rate swap agreement, which effectively converted the interest payable on the Notes from a floating to a fixed interest rate basis of approximately 7.2% through maturity. On May 7, 1998, the Notes were repaid and the related contracts expired.

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

    At March 31, 1998, the Company held foreign currency forward contracts with notional amounts totaling $234.8 and option contracts with notional amounts totaling $65.3 to hedge foreign currency items. These contracts have maturities in 1999. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $20.0 and option contracts with notional amounts of $4.2 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at March 31, 1998 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

    The Company has entered into two forward contracts and two put option contracts to purchase shares of Avon common stock. The notional amount of the forward contracts total $10.0 ($5.0 per contract), with forward rates at $57.572 and $58.111 for the purchase of 86,848 and 86,042 shares, respectively. The put option contracts give the purchaser the right to sell 86,000 and 87,335 shares of Company stock to Avon at strike prices of $56.852 and $57.080, respectively. The contracts mature in 1998 and give the Company the choice of either net cash or share settlement. Accordingly, no adjustment for subsequent changes in fair value have been recognized.

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

                                    AVON PRODUCTS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (Dollars in millions, except share data)

Other Information

    On October 23, 1997, the Company announced that it had raised its long-term growth targets for sales and earnings and that it expected to record special charges in connection with a major re-engineering program. Commencing in 1998, the long-term target for sales growth has been raised to 8-10% compounded annually, and its target for earnings-per-share growth has been raised to 16-18% annually. Previously, the Company targeted long-term sales growth of 6-8% and long-term earnings-per-share growth of 13-15%. The higher targets come largely as a result of initiatives currently underway and others under review intended to reduce costs by up to $400.0 per year by 2000, with $200.0 of the savings being reinvested concurrently in advertising and marketing programs to boost sales. The Company expects to record special charges of approximately $200.0 pretax to cover one-time costs associated with the re-engineering program. In the first quarter of 1998, the Company recorded $108.4 pretax of such one-time charges ($84.2 after tax, or $.64 per share on a basic and diluted basis) in connection with the re-engineering program. Slightly more than half of the total pretax charges in the quarter were cash related and will be paid in 1998 and 1999. The Company expects to record the balance of such one-time charges in 1998 and early 1999.

    On April 21, 1998, the Chinese government issued a directive banning all direct selling in China. As of May 13, 1998, there is considerable uncertainty as to how this directive would be interpreted and applied going forward. In the meantime, the Company is complying with this directive by suspending its selling activities in China and is considering alternative methods of distribution and selling. The Company remains confident that China will have significant long-term potential. In any event, the ban on direct selling would not have a material adverse effect on the Company's overall financial position or results of operations.

Year 2000

     Management has developed a worldwide program to prepare the Company's computer systems and applications for the Year 2000. Based on a comprehensive assessment of key systems, the Company has commenced a project plan to address all necessary code changes, testing and implementation required to ensure Year 2000 compliance by December 31, 1999. Management does not expect the incremental costs of making the required system modifications to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) At the annual meeting of shareholders of Avon, held on May 7, 1998, the matters described under (c) below were voted upon.

  (c)  Annual meeting votes:

                                                       Against    Abstentions
                                                          or       and Broker
                                             For       Withheld    Non-Votes
                                         -----------   --------   -----------

(1)  To elect four directors to three-
     year terms expiring in 2001:

     Richard S. Barton................    114,988,370    -0-       1,538,252
     Edward T. Fogarty................    114,988,370    -0-       1,538,252
     George V. Grune..................    114,988,370    -0-       1,538,252
     Charles R. Perrin................    114,988,370    -0-       1,538,252


     To elect three directors to two-year
     terms expiring in 2000

     Stanley C. Gault.................    115,017,187    -0-       1,509,435
     Andrea Jung .....................    115,017,187    -0-       1,509,435
     Susan J. Kropf...................    115,017,187    -0-       1,509,435

 (2) To ratify the appointment of
     Coopers & Lybrand L.L.P., as
     Avon's independent accountants
     for 1998..........................   116,186,548   166,085      173,989

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       Exhibit
       Number                    Description
       ------                    -----------
       3.3              --Certificate of Amendment of the
                          Certificate of Incorporation of Avon Products, Inc.


        27              --Financial Data Schedule.

  (b)  Reports on Form 8-K.

    On March 18, 1998, the Company filed a Form 8-K announcing that on March 5, 1998, the Board of Directors of Avon Products, Inc., adopted a new shareholder rights plan, effective as of the close of business on March 30, 1998, to replace the Company's existing shareholder rights plan, which expires at the close of business on March 30, 1998

                                SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date:  May 13, 1998         By /s/      ROBERT J. CORTI
                             -------------------------------
                                        Robert J. Corti
                                   Senior Vice President,
                                   Chief Financial Officer
                                   Principal Financial Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.