Form 10-Q
period 1998-06-30
AVON PRODUCTS INC
filed 1998-08-13
CIK 8868

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                      OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                         Commission file number 1-4881



                               AVON PRODUCTS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           New York                                     13-0544597
-------------------------------                      -----------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


          1345 Avenue of the Americas, New York, N.Y.  10105-0196
          -------------------------------------------------------
                   (Address of principal executive offices)

(212)  282-5000
                             -----------------
                             (Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X        No  ___

     The number of shares of Common Stock (par value $.25) outstanding at July 31, 1998 was 131,688,894.

                              Table of Contents
                        Part I.  Financial Information

                                                                     Page
                                                                    Numbers
                                                                    -------

Item 1.  Financial Statements

         Consolidated Statement of Operations
           Three Months Ended June 30, 1998 and
             June 30, 1997............................................    3
           Six Months Ended June 30, 1998 and
             June 30, 1997............................................    4

         Consolidated Balance Sheet
           June 30, 1998 and December 31, 1997  ......................    5

         Consolidated Statement of Cash Flows
           Six Months Ended June 30, 1998 and
             June 30, 1997...........................................     6

         Notes to Consolidated Financial Statements..................  7-12



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.............   13-24



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K..........................      25

Signatures.........................................................      26

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In millions, except per share data)

                                                         Three months ended
                                                               June 30
                                                         ------------------
                                                           1998        1997
                                                           ----        ----
                                                            (unaudited)

Net sales...........................................   $1,247.2    $1,225.0

Costs, expenses and other:
Cost of sales.......................................      465.6       476.1
Marketing, distribution and
  administrative expenses...........................      603.0       591.9
Interest expense....................................        9.9        10.8
Interest income.....................................       (5.9)       (3.1)
Other expense (income), net.........................        1.0        (1.2)
                                                       --------    --------
Total costs, expenses and other.....................    1,073.6     1,074.5
                                                       --------    --------
Income before taxes and minority interest...........      173.6       150.5
Income taxes........................................       63.9        55.7
                                                       --------    --------
Income before minority interest.....................      109.7        94.8
Minority interest...................................        1.7          .4
                                                       --------    --------
Net income..........................................   $  111.4    $   95.2
                                                       ========    ========

Earnings per share:
   Basic ...........................................   $    .85    $    .72
                                                       ========    ========
   Diluted..........................................   $    .84    $    .71
                                                       ========    ========

See Note 10 for information on effective stock split.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In millions, except per share data)

                                                         Six months ended
                                                             June 30
                                                         ----------------
                                                         1998        1997
                                                         ----        ----
                                                            (unaudited)

Net sales...........................................  $2,430.6       $2,312.6

Costs, expenses and other:
Cost of sales.......................................     968.7          917.7
Marketing, distribution and
  administrative expenses...........................   1,229.1        1,164.8
Special charge......................................      70.5              -
Interest expense....................................      19.4           20.4
Interest income.....................................      (8.2)          (5.4)
Other expense, net..................................       4.1            1.6
                                                      --------       --------
Total costs, expenses and other.....................   2,283.6        2,099.1
                                                      --------       --------
Income before taxes and minority interest...........     147.0          213.5
Income taxes........................................      70.0           79.0
                                                      --------       --------
Income before minority interest.....................      77.0          134.5
Minority interest...................................       3.4            2.0
                                                      --------       --------
Net income..........................................  $   80.4       $  136.5
                                                      ========       ========

Earnings per share:
    Basic ........................................... $    .61       $   1.03
                                                      ========       ========
    Diluted.......................................... $    .60       $   1.02
                                                      ========       ========



See Note 10 for information on effective stock split.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (In millions)
                                                       June 30    December 31
                                                         1998         1997
                                                         ----         ----
                                                          (unaudited)
ASSETS
Current assets:
Cash and equivalents.............................    $   88.0      $  141.9
Accounts receivable..............................       468.1         444.8
Inventories......................................       588.3         564.8
Prepaid expenses and other.......................       218.5         192.5
                                                     --------      --------
Total current assets.............................     1,362.9       1,344.0
                                                     --------      --------

Property, plant and equipment, at cost.............   1,303.0       1,281.6
Less accumulated depreciation....................       699.9         670.6
                                                     --------      --------
                                                        603.1         611.0
                                                     --------      --------
Other assets.....................................       363.7         317.9
                                                     --------      --------
Total assets.....................................    $2,329.7      $2,272.9
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year....................    $  238.2      $  132.1
Accounts payable.................................       341.3         476.0
Accrued compensation.............................       122.9         111.3
Other accrued liabilities........................       301.0         268.9
Sales and other taxes............................        98.7         101.0
Income taxes.....................................       263.7         266.6
                                                     --------      --------
Total current liabilities........................     1,365.8       1,355.9
                                                     --------      --------
Long-term debt...................................       201.3         102.2
Employee benefit plans...........................       378.6         367.6
Deferred income taxes............................        28.9          31.2
Other liabilities................................       128.0         131.0

Shareholders' equity:
Common stock.....................................        43.8          43.7
Additional paid-in capital.......................       750.1         733.1
Retained earnings................................       651.7         660.9
Accumulated comprehensive income.................      (288.0)       (270.3)
Treasury stock, at cost..........................      (930.5)       (882.4)
                                                     --------      --------
Total shareholders' equity.......................       227.1         285.0
                                                     --------      --------
Total liabilities and shareholders' equity.......    $2,329.7      $2,272.9
                                                     ========      ========
See Note 10 for information on effective stock split.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                             Six months ended
                                                                 June 30
                                                           ------------------
                                                            1998         1997
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
Net income.............................................   $ 80.4       $136.5
Adjustments to reconcile net income to net cash
  used by operating activities:
Special and non-recurring charges.......................    81.9           --
Depreciation and amortization...........................    34.0         33.5
Provision for doubtful accounts.........................    43.0         38.0
Translation (gains) losses..............................     (.4)          .6
Deferred income taxes...................................   (11.0)       (13.6)
Other...................................................     2.5          5.4
Changes in assets and liabilities:
  Accounts receivable...................................   (79.7)       (53.6)
  Inventories...........................................   (75.5)       (88.6)
  Prepaid expenses and other............................   (19.8)       (19.2)
  Accounts payable and accrued liabilities..............  (107.1)      (142.8)
  Income and other taxes................................    (1.1)       (13.7)
  Noncurrent assets and liabilities.....................   (13.3)        (9.1)
                                                          ------       ------

Net cash used by operating activities...................   (66.1)      (126.6)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (73.8)       (74.6)
Disposal of assets......................................     5.8          2.8
Other investing activities..............................     (.4)        (8.0)
                                                          ------       ------
Net cash used by investing activities...................   (68.4)       (79.8)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (91.0)       (84.9)
Debt, net (maturities of three months or less)..........   163.9        290.6
Proceeds from short-term debt...........................    46.7            -
Retirement of short-term debt...........................  (103.6)       (12.5)
Proceeds from long-term debt............................   100.0            -
Retirement of long-term debt............................     (.4)         (.5)
Repurchase of common stock..............................   (48.7)       (62.6)
Proceeds from exercise of stock options.................    12.3         18.0
                                                          ------       ------
Net cash provided by financing activities...............    79.2        148.1
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.     1.4         (9.8)
                                                          ------       ------
Net decrease in cash and equivalents....................   (53.9)       (68.1)
Cash and equivalents beginning of period................   141.9        184.5
                                                          ------       ------
Cash and equivalents end of period......................  $ 88.0       $116.4
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

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130 "Reporting Comprehensive Income." FAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The components of comprehensive income are included in Note 7.

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

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument are included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current-period earnings. The Company has not yet determined the impact that the adoption of FAS No. 133 will have on its earnings or statement of financial position.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)



2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by operating activities" includes the following cash payments for interest and income taxes:

                                                         Six months ended
                                                            June 30
                                                       ------------------
                                                        1998         1997
                                                        ----         ----

Interest............................................   $18.9        $14.1
Income taxes, net of refunds received...............    82.0         95.2

3.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three and six months ended June 30, 1998 and 1997, the number of shares used in the computation of basic and diluted earnings per share are as follows:


                                 Three Months ended          Six Months ended
                                      June 30                     June 30
                                 ------------------          ----------------

                                  1998      1997                1998     1997
                                 ------   ------              ------   ------
Basic EPS                        131.78   132.26              131.78   132.57
Weighted-average shares
Incremental shares from
    conversion of:
    Stock options                 1.58      1.14                1.38     1.18
                                ------    ------               ------  ------
Diluted EPS
Adjusted weighted-
   average shares               133.36    133.40               133.16  133.75


During the first six months of 1998, the Company purchased 716,169 shares of common stock for $48.7 compared to approximately 1,100,000 shares purchased for $62.6 during the first six months of 1997. The cumulative number of shares repurchased under the three-year stock repurchase program which ended in February 1997 was approximately 12,664,000 shares for a total cost of approximately $424.4. Under a new repurchase program, which began in February 1997, the Company repurchased approximately 2,555,000 shares

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

at a total cost of approximately $158.1 as of June 30, 1998. Under this new program, the Company may buy back up to $500.0 of its currently outstanding common stock through open market purchases over a period of up to three to five years.

4.  INVENTORIES

                                    June 30            December 31
                                       1998                   1997
                                       ----                   ----

    Raw materials................    $155.6                 $147.4
    Finished goods...............     432.7                  417.4
                                     ------                 ------
                                     $588.3                 $564.8



5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.34 and $.68 for the three and six months ended June 30, 1998, respectively, and $.315 and $.63 for the corresponding 1997 period. On February 17, 1998, the Company increased the annual dividend rate to $1.36 from $1.26.


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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at June 30, 1998 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)


7.  COMPREHENSIVE INCOME

    For the three and six months ended June 30, 1998 and 1997, the components of comprehensive income are, as follows:


                                  Three Months ended          Six Months ended
                                        June 30                    June 30
                                  ------------------          ----------------

                                     1998     1997               1998    1997
                                   ------    -----             ------  ------
Net income                         $111.4    $95.2              $80.4  $136.5
Other comprehensive (loss)
 income:
   Change in equity due to
   foreign currency
   translation and
   transaction adjustments          (13.8)      .3              (17.7)   (9.5)
                                   ------    -----             ------  ------

Comprehensive income               $ 97.6    $95.5              $62.7  $127.0


8.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, the Company announced a worldwide re-engineering program in order to streamline operations and improve profitability, through gross margin improvement and expense reductions. The one-time charges associated with this program totaled $108.4 pretax ($84.2 net of tax, or $.64 per share on a basic and diluted basis) for the six months ended June 30, 1998.

                               AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

Special and non-recurring charges by category of expenditures are, as follows:


                                           Special   Cost of Sales
                                            Charge      Charge           Total
                                           -------   -------------       -----

Employee severance costs                     $51.0                      $ 51.0
Inventories                                             $37.9             37.9
Write-down of assets to net
    realizable value                          10.9                        10.9
Other                                          8.6                         8.6
                                             -----      -----           ------
                                             $70.5      $37.9           $108.4

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

    The liability balance at June 30, 1998 is as follows:


                                         Special       Cost of
                                          Charge     Sales Charge     Total
                                         ------      ------------     -----
Provision                                $ 70.5          $37.9       $108.4
Cash Expenditures                         (26.5)                      (26.5)
Non-cash write-offs                       (12.4)         (37.9)       (50.3)
                                         ------          -----       ------
Balance at June 30, 1998                 $ 31.6            -         $ 31.6

    The balance at June 30, 1998 relates primarily to employee severance costs that will be paid during 1998 and 1999.

    The Company expects to record additional charges in 1998 and early 1999 as additional plans are finalized.

9.  DEBT AND OTHER FINANCING ACTIVITIES

     In May 1998, Avon issued $100.0 of bonds imbedded with option features (the "bonds") for which the net proceeds were used to pay down commercial paper borrowings. The bonds have a twenty-year maturity; however, after five years, the bonds can be sold back to the Company at par or can be called at

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

par by the underwriter and resold to investors as fifteen-year debt. The coupon rate on the bonds is 6.25% for the first five years, but will be refinanced at market rates if the bonds are called in year five.

     In connection with the bond issuance, Avon entered into a five-year interest rate swap contract with a notional amount of $50.0 to effectively convert fixed interest on a portion of the bonds to a variable interest rate, based on LIBOR.

     At June 30, 1998, the Company has entered into forward and option contracts to purchase approximately 1,000,000 shares of Avon common stock at an average rate of $75.57 as of June 30, 1998. The contracts mature over the next three years and provide for share settlement to the Company.
Accordingly, no adjustment for subsequent changes in fair value has been recognized.

10.  SUBSEQUENT EVENTS

     On July 22, 1998, the Company declared a two-for-one stock split in the form of a 100% stock dividend to be issued to shareholders of record as of the close of business on August 24, 1998. New stock certificates are expected to be mailed to shareholders on or about September 11, 1998. No share or per share data included in this report has been restated to reflect the stock split.

     Also, on July 22, 1998, the Company authorized an increase of $600.0 for its current share repurchase program.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

Results of Operations--Three Months Ended June 30, 1998 and 1997.

Consolidated

     Avon's net income for the three months ended June 30, 1998 was $111.4, or $.85 and $.84 per share on a basic and diluted basis, respectively, compared with net income of $95.2, or $.72 and $.71 per share on a basic and diluted basis, respectively, in 1997. Pretax income of $173.6 increased 15% due to sales growth, a gross margin improvement and favorable net interest. In addition, the increase in net income reflects a more favorable minority interest impact in 1998 due mainly to the results in China.

     Consolidated net sales for the three months ended June 30, 1998 of $1,247.2 increased $22.2, or 2%, over the comparable period of the prior year. The increase in sales was due to a 5% increase in U.S sales. International sales were level with the prior year. Sales improvements in nearly all major markets in the Americas and in Russia and Central Europe were offset by declines in the Pacific region, primarily in Japan and China. Excluding the impact of foreign currency exchange, consolidated net sales rose 8% over the comparable period of the prior year.

     Cost of sales as a percentage of net sales was 37.3% in the second quarter of 1998 compared to 38.9% in the second quarter of 1997. The increase in the gross margin of 1.6 points resulted from higher margins in the U.S., several major markets in the Americas, most significantly Brazil, the United Kingdom, Philippines and Japan. The gross margin improvement in the U.S. was attributable to a combination of continuing cost improvements, pricing increases and reduced clearance activities. Brazil's gross margin improved due to better vendor negotiations and cost reduction programs. A shift in sales mix to higher-margin items resulted in improved margins in the United Kingdom and Mexico while Venezuela's margin improvement resulted primarily from improved pricing in their fashion business as well as business process redesign efforts. In Japan, the higher gross margin resulted from product cost savings initiatives in cosmetics, fragrance and toiletries ("CFT") as well as strategic price increases. These improvements were partially offset by a margin decline in China due to the temporary shut-down of operations for much of the quarter.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

     Marketing, distribution and administrative expenses of $603.0 increased $11.1, or 2%, over the comparable period of 1997 and remained level as a percentage of net sales at 48.3%. The increase in operating expenses was primarily in the U.S. and Brazil due mainly to sales growth as well as increased advertising and recognition expenses in Brazil. These increases were partially offset by lower expenses in the Pacific primarily due to lower sales and the impact of currency devaluations. Expense ratio improvements in Japan and Germany due to ongoing expense reduction efforts, and in Brazil due to the strong sales growth were offset by declines in Mexico which had higher marketing expenses, including incentive programs. Increased advertising efforts in Mexico have been focused on technologically advanced products and corporate image. In addition, the expense ratio increased in Venezuela due to higher administrative expenses as a result of the implementation of a new labor law.

     Interest expense of $9.9 decreased $.9 versus the comparable period of 1997 due to lower average domestic working capital borrowings.

     Interest income of $5.9 increased $2.8 over the comparable period of 1997 primarily due to a Mexico tax refund claim.

     Other expense (income), net, of $1.0 was $2.2 unfavorable to the comparable period of last year primarily due to higher corporate non-operating expenses.

U.S.

     Net sales increased 5% and pretax income increased 14% compared with the second quarter of 1997. A 4% increase in the average order size combined with a 1% increase in the number of active Representatives contributed to the sales increase. The sales increase resulted from increases in CFT, apparel, fashion jewelry and accessories and home entertainment categories, partially offset by a decline in the gift and decorative category. The continued growth of the Avon Techniques hair care line launched in the third quarter of 1997, sales increases in the Skin-So-Soft lines including Soft & Sensual and Suncare Plus and growth in the Specialty Bath segment due to the launch of Naturals Waterflowers contributed to the CFT improvement. Apparel sales were up significantly reflecting increased sales of demonstration products and strong performances of children's Barbie dress and accessories, ladies Pooh polo and non-designer casual wear including the Exotic Island dress and sandal. The growth in fashion jewelry and accessories reflects the success of the licensed sport watches and higher sales of home entertainment products resulted primarily from an additional three pages in the core brochure in 1998 and the introduction of the Inspirational Treasures catalog. These improvements were partially offset by the discontinuance of the Avon Home business.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


     Pretax income increased 14% due to the improved sales and a favorable gross margin driven by a combination of cost improvements, revised pricing strategies and reduced clearance activity.

International

     Net sales were level with the comparable period of 1997 and pretax income increased 11%. Excluding the effect of foreign currency exchange, net sales were up 9%.

     The sales increase reflects growth in the Americas and Europe regions partially offset by declines in the Pacific region. Sales growth in the Americas was highlighted by significant increases in Brazil, and, to a lesser extent, in Argentina, Puerto Rico and Mexico with these countries showing strong growth in active Representatives. Brazil's strong sales growth was driven by attractive pricing and successful new product launches supported by improved customer service and product quality. In Europe, Russia and the Central European markets reported strong sales increases highlighted by continued double-digit growth in the number of active Representatives, units and orders.

     These higher sales were offset by sales declines in most major markets in the Pacific caused by the continuing Asian currency and economic crisis. In addition, governmental restrictions placed on all direct sellers in China resulted in the shut-down of the Company's sales operations for most of the quarter. Excluding China, local currency sales in the Pacific region would have been about even with the prior year. The Philippines and Taiwan reported strong increases in key business indicators, including customers served and active Representatives during the quarter.

     As of the beginning of June, the Company received Chinese governmental approval to resume operations as a wholesale and retail business and became operational again on June 15, 1998.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     The 11% increase in pretax income primarily reflects increases in Brazil, the United Kingdom and Japan as well as the countries in Central Europe. The increase in Brazil resulted from the significant sales increase and a strong gross margin improvement. Ongoing expense reduction programs and a shift in the category mix towards higher margin products contributed to the pretax income growth in the United Kingdom. The success of the Central European markets is a direct result of the increasing size of the sales force and operating margin improvements. Despite a weakening economy, Japan posted margin and profit improvements as compared to 1997 resulting from cost reduction strategies and business process redesign efforts. These results were partially offset by the operational difficulties in China.

Results of Operations - Six Months Ended June 30, 1998 and 1997

Consolidated

     Avon's net income for the six months ended June 30, 1998 of $80.4, or $.61 and $.60 per share on a basic and diluted basis, respectively, decreased 41% from net income of $136.5, or $1.03 and $1.02 per share on a basic and diluted basis, respectively, in 1997. Pretax income of $147.0 decreased 31% from the prior year. Special and non-recurring charges were recorded in the first quarter of 1998 for the Company's previously announced business process redesign program. These charges totaled $108.4 pretax, which reduced net income by $84.2 after tax, or $.64 per share on a basic and diluted basis. The special charge of $70.5 is primarily related to employee severance benefits as well as facility rationalizations in Puerto Rico, Dominican Republic and China. In addition, $37.9 was charged to cost of sales for inventory write-downs. The one-time charges represent the first part of an estimated $200.0 total charge that will help the Company deliver the higher sales and profit targets previously communicated. Before the charges, net income for the six months ended June 30, 1998 of $164.6, or $1.25 and $1.24 per share on a basic and diluted basis, respectively, increased 21% and 22%, respectively, from the comparable period in 1997. Pretax income, before the charges, of $255.4 increased 20% over 1997 due to higher sales, an improved gross margin and favorable net interest partially offset by a slightly higher operating expense ratio and higher corporate non-operating expenses in 1998.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Consolidated net sales for the six months ended June 30, 1998 of $2,430.6 increased $118.0, or 5%, over the comparable period of the prior year. The increase in sales was due to a 5% increase in international and a 5% increase in U.S. sales. The international sales improvement resulted from strong growth in all major markets in the Americas, most significantly in Brazil, Argentina and Mexico, as well as Russia, the United Kingdom and the Central European Markets. These improvements were partially offset by sales declines throughout the Pacific Region, most significantly in the Philippines, Japan and China. Excluding the impact of foreign currency exchange, consolidated net sales rose 12% over the comparable period of the prior year.

     Cost of sales as a percentage of net sales was 39.9% in the first half of 1998 compared to 39.7% in the first half of 1997. Excluding the one-time charge of $37.9, cost of sales as a percentage of sales was 38.3%. The increase in the gross margin of 1.4 points resulted from higher margins in all major markets in the Americas, most significantly in Brazil, the latter due to actions taken to reduce inventory levels which had an unfavorable impact on margins in 1997, and, to a lesser extent, in Mexico due to increased CFT sales with higher margins. Venezuela's gross margin improved significantly as a result of pricing strategies and business redesign efforts. The United Kingdom and Germany reported strong margin improvements primarily as a result of a shift in mix to selling higher margin products. The U.S. also reported a favorable gross margin as compared to 1997 attributable to pricing strategies, cost improvements and reduced clearance activity in the non-CFT categories. These improvements were partially offset by margin declines in China due to operational difficulties in 1998.

     Marketing, distribution and administrative expenses of $1,229.1 increased $64.3, or 6%, over the comparable period of 1997 and increased as a percentage of net sales to 50.6% from 50.4%. The increase in operating expenses was primarily in markets which have experienced strong sales growth, including all major markets in the Americas, U.S. and Russia. These increases were partially offset by lower expenses in the Pacific primarily due to lower sales and the impact of currency devaluations. The overall increase in the expense ratio was primarily due to higher expenses ratios in Mexico due to increased marketing and promotional expenses associated with new product launches and in Venezuela due to increased administrative expenses as a result of the implementation of a new labor law. These increases were partially offset by improvements throughout Europe and in Japan due to a continued active focus on reducing operating expenses.

     Interest expense of $19.4 decreased $1.0 from the comparable period of 1997 due to lower working capital borrowings in the U.S.

                          AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Interest income of $8.2 increased $2.8 versus the comparable period of 1997 primarily due to a Mexico tax refund claim.

     Other expense, net of $4.1, was $2.5 unfavorable to the comparable period of last year primarily due to non-recurring corporate expenses.

     Excluding the charges, the effective tax rate was 36.9% in the first half of 1998 compared to 37.0% in 1997. The tax benefit on the one-time charges was 22.3% due to the mix of countries and tax jurisdictions incurring the charges.

U.S.

     Net sales increased 5% and pretax income decreased 25% compared with the first half of 1997. A 3% increase in the average order size along with a 2% increase in the number of active Representatives contributed to the sales increase. The sales increase resulted from increases in CFT, fashion jewelry and accessories, apparel and home entertainment categories partially offset by a decline in the gift and decorative category. The increase in the CFT category was mainly due to the successful launch of the Diane Von Furstenburg fragrance, Forest Lily, and the Far Away and Rare Gold gift with purchase event, coupled with the successful launch of Avon's transfer resistant technology lipstick and Avon Color's Spring Shade Collection. In addition, the continued growth of the Avon Techniques hair care line and significant increases in the Skin-So-Soft lines contributed to the CFT growth.
Accessories showed strong performance with the licensed Winnie the Pooh carryalls and licensed Pooh and sports watches. Higher sales in the apparel and home entertainment categories were primarily driven by an increase in the sales of demonstration products purchased by Representatives, as well as the launch of a collection of inspirational and religious products, children's Barbie dress and accessories and non-designer casual wear. These increases were partially offset by a decline in the gift and decorative category primarily attributable to the phasing out of the Avon Home line and softer Easter and Barbie sales.

     Excluding the one-time charges, pretax income increased 13% due to the improved sales and a favorable gross margin primarily driven by cost improvements, revised pricing strategies and reduced clearance activity.

International

     Net sales increased 5%, or 15% excluding the effect of foreign currency exchange, over the comparable period of 1997 and pretax income decreased 9%.

                         AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

     The sales increase reflects double-digit growth in the Americas and Europe regions partially offset by declines in the Pacific region. Sales increases in the Americas were highlighted by significant growth in Brazil, Argentina and Mexico with these countries showing growth in units, active Representatives and orders. Mexico's sales increase resulted from the success of new product launches such as Anew Night Force and Anew All-in-One, as well as apparel and home line extensions with superior design and promotions. Brazil's growth in sales was also driven by attractive pricing and successful new product launches. Growth in units, orders and average order size drove the sales increase in Argentina. In Europe, sales continued to rise significantly in Russia due to increases in units, customers served and active Representatives. Sales grew in the United Kingdom due to a higher average order size in 1998.

     These higher sales were partially offset by sales declines in most major markets in the Pacific caused by the continuing Asian currency and economic crisis. After years of strong economic growth throughout the Pacific, the aftermath of the currency crisis is causing subdued economic growth as markets struggle to enact economic reform programs. In addition, selling activities in China were suspended for most of the second quarter of 1998 due to governmental restrictions on direct-selling companies. Despite the above difficulties, most markets in the Pacific showed double-digit growth in active Representatives and strong growth in number of customers served. This is a result of a strong focus on active recruitment to expand the Representative base in the Pacific region. Excluding the effect of foreign currency exchange, sales in the Pacific were up 1%.

     Excluding the one-time charges, pretax income increased 22% over the comparable period of 1997. The 22% increase in pretax income reflects increases in all major markets in the Americas and Europe, most significantly in Brazil, Mexico, the United Kingdom and Germany. In addition, while Japan's sales decreased as compared to 1997, pretax income was significantly higher in 1998. The overall increase in pretax income over the prior year was due to the sales increases discussed above and strong margin improvements in Brazil, the United Kingdom, Germany and Mexico, previously discussed. Margins improved the most significantly in Brazil due to declines in 1997 resulting from actions taken to reduce inventory combined with cost reduction programs in 1998. In addition, ongoing expense reductions in Europe contributed to the increase in pretax income. Despite the weak economic conditions in the Pacific, Japan's operating margin improved significantly as a result of cost reduction strategies and business redesign efforts.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $260.5 in the first half of 1998 compared with a decrease of $345.7 in the comparable period of 1997. The $85.2 variance primarily reflects lower net cash used by operations and investing activities and a more positive effect of foreign currency exchange. The decrease in cash used by operations reflects the conclusion of the three-year long term incentive plan which resulted in a cash payment in the first quarter of 1997 and a higher net income in 1998 (adjusted for the non-cash portion of the one-time charges). Cash used for investing activities is lower in 1998 due to the acquisition of Discovery Toys, Inc. in the first quarter of 1997.

     During the first half of 1998, the Company purchased approximately 716,200 shares of common stock for $48.7 compared with $62.6 spent for the repurchase of approximately 1,100,000 shares during the comparable period in 1997.

Capital Resources

     Total debt increased $205.2 to $439.5 from $234.3 at December 31, 1997, principally due to normal seasonal working capital requirements during the first half of 1998 and to support the continuing stock buyback program. Total debt of $439.5 at June 30, 1998 was $39.1 lower than total debt of $478.6 at June 30, 1997. In addition, at June 30, 1998, and December 31, 1997, other non-current liabilities include approximately $56.7 and $58.6, respectively, related to securities lending activities.

     At June 30, 1998, there were borrowings of $31.8 under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $138.7 was outstanding at June 30, 1998.

     At June 30, 1998, there were $10.0 of borrowings outstanding under uncommitted lines of credit and there were no borrowings under the Company's bankers' acceptance facilities.

     In May 1998, Avon issued $100.0 of bonds imbedded with option features (the "bonds") for which the net proceeds were used to pay down commercial paper borrowings. The bonds have a twenty-year maturity; however, after five years, the bonds can be sold back to the Company at par or can be called at par by the underwriter and resold to investors as fifteen year debt. The coupon rate on the bonds is 6.25% for the first five years, but will be refinanced at market rates if the bonds are called in year five.

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

Working Capital

     As of June 30, 1998 and December 31, 1997, current liabilities exceeded current assets by $2.9 and $11.9, respectively. The decrease of current liabilities over current assets of $9.0 was mainly due to a decrease in accounts payable and an increase in accounts receivable, inventories and prepaids partially offset by an increase in net debt (debt less cash and equivalents), as discussed in the Debt section.

     Although current liabilities exceeded current assets at June 30, 1998, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time.
Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     In connection with the bond issuance, as discussed in the Capital Resources section, Avon entered into a five-year interest rate swap contract with a notional amount of $50 million to effectively convert fixed interest on a portion of the bonds to a variable interest rate, based on LIBOR.

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

     At June 30, 1998, the Company held foreign currency forward contracts with notional amounts totaling $200.5 and option contracts with notional amounts totaling $64.8 to hedge foreign currency items. These contracts have maturities in 1999. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $25.0 and option contracts with notional amounts of $4.2 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at June 30, 1998 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

    At June 30, 1998, the Company has entered into forward and option contracts to purchase approximately 1,000,000 shares of Avon common stock at an average rate of $75.57. The contracts mature over the next three years and provide for share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

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

                                    AVON PRODUCTS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (Dollars in millions, except share data)

Additional Information

    On October 23, 1997, the Company announced that it had raised its long-term growth targets for sales and earnings and that it expected to record special charges in connection with a major re-engineering program. Commencing in 1998, the long-term target for sales growth has been raised to 8-10% compounded annually, and its target for earnings-per-share growth has been raised to 16-18% annually. Previously, the Company targeted long-term sales growth of 6-8% and long-term earnings-per-share growth of 13-15%. The higher targets come largely as a result of initiatives currently underway and others under review intended to reduce costs by up to $400.0 per year by 2000, with $200.0 of the savings being reinvested concurrently in advertising and marketing programs to boost sales. The Company expects to record special charges of approximately $200.0 pretax to cover one-time costs associated with the re-engineering program. In the first quarter of 1998, the Company recorded $108.4 pretax of such one-time charges ($84.2 after tax, or $.64 per share on a basic and diluted basis) in connection with the re-engineering program. Slightly more than half of the total pretax charges in the quarter were cash related and will be paid in 1998 and 1999. At June 30, 1998, the remaining liability balance was $31.6 and relates primarily to severance costs that will be paid during 1998 and 1999. The Company expects to record the balance of one-time charges in 1998 and early 1999.

    On April 21, 1998, the Chinese government issued a directive banning all direct selling in China resulting in the shut-down of the Company's sales operations for most of the second quarter. As of the beginning of June, the Company received Chinese governmental approval to resume operations as a wholesale and retail business and became operational again on June 15, 1998. The Company said it intends to convert its approximately 75 branches into retail outlets to serve customers.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

	Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in "Other Information" herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing and its management of foreign currency risks; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed in Item 1 of the Company's 1997 Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       Exhibit
       Number                    Description
       ------                    -----------

        10.1 --Stock Option Agreement between Avon and Charles R.Perrin dated June 4, 1998.
        10.2 --Stock Option Agreement between Avon and Andrea Jung dated June 4, 1998.
        27              --Financial Data Schedule.

  (b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the second quarter of 1998.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date:  August 13, 1998      By /s/      JANICE MAROLDA
                             -------------------------------
                                        Janice Marolda
                                        Vice President,
                                          Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.