Form 10-Q
period 1998-09-30
AVON PRODUCTS INC
filed 1998-11-16
CIK 8868

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1998

                                      OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                         Commission file number 1-4881



                              AVON PRODUCTS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)



        New York                                          13-0544597
_______________________________                      ___________________
(State or other jurisdiction of                        (I.R S. Employer
 incorporation or organization)                      Identification No.)


        1345 Avenue of the Americas, New York, N.Y.  10105-0196
                ________________________________________
                (Address of principal executive offices)

                               (212) 282-5000
                             __________________
                             (Telephone Number)

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.     Yes   X        No  ___

     The number of shares of Common Stock (par value $.25) outstanding at October 31, 1998 was 262,705,916.

                              Table of Contents
                        Part I.  Financial Information

                                                                     Page
                                                                    Numbers
                                                                    -------

Item 1.  Financial Statements

         Consolidated Statement of Operations
           Three Months Ended September 30, 1998 and
             September 30, 1997.......................................    3
           Nine Months Ended September 30, 1998 and
             September 30, 1997.......................................    4

         Consolidated Balance Sheet
           September 30, 1998 and December 31, 1997   ................    5

         Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1998 and
             September 30, 1997......................................     6

         Notes to Consolidated Financial Statements..................  7-12



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.............   13-27



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K..........................      28

Signatures.........................................................      29

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share data)

                                                   Three months ended
                                                     September 30
                                                   ------------------
                                                    1998        1997
                                                    ----        ----
                                                       (unaudited)

Net sales...................................... $1,233.2    $1,249.4

Costs, expenses and other:
Cost of sales......................................478.2       517.2
Marketing, distribution and
  administrative expenses..........................626.3       614.7
Special charge......................................46.0           -
Interest expense....................................11.0        11.2
Interest income.....................................(3.3)       (2.4)
Other (income) expense, net.........................(1.5)         .8
                                                --------    --------
Total costs, expenses and other..................1,156.7     1,141.5
                                                --------    --------
Income before taxes and minority interest...........76.5       107.9
Income taxes........................................36.7        39.9
                                                --------    --------
Income before minority interest.....................39.8        68.0
Minority interest................................... 1.7          .6
                                                --------    --------
Net income......................................$   41.5    $   68.6
                                                ========    ========

Earnings per share:
   Basic .......................................$    .16    $    .26*
   Diluted......................................$    .16    $    .26*

*Restated to reflect a two-for-one stock split distributed in September 1998.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share data)

                                                Nine months ended
                                                  September 30
                                                ----------------
                                                1998        1997
                                                ----        ----
                                                    (unaudited)

Net sales...................................$3,663.8       $3,562.0

Costs, expenses and other:
Cost of sales................................1,446.9        1,434.9
Marketing, distribution and
  administrative expenses....................1,855.4        1,779.5
Special charges................................116.5              -
Interest expense................................30.4           31.6
Interest income................................(11.5)          (7.8)
Other expense, net...............................2.6            2.4
                                            --------       --------
Total costs, expenses and other..............3,440.3        3,240.6
                                             -------       --------
Income before taxes and minority interest......223.5          321.4
Income taxes...................................106.7          118.9
                                             -------       --------
Income before minority interest................116.8          202.5
Minority interest................................5.1            2.6
                                             -------       --------
Net income..................................$  121.9       $  205.1
                                            ========       ========

Earnings per share:
    Basic ..................................$    .46       $    .77*
    Diluted.................................$    .46       $    .77*



*Restated to reflect a two-for-one stock split distributed in September 1998.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (In millions)
                                                    September 30   December 31
                                                         1998         1997
                                                            (unaudited)
ASSETS
Current assets:
Cash and equivalents.............................    $   97.2      $  141.9
Accounts receivable..............................       503.8         444.8
Inventories......................................       641.4         564.8
Prepaid expenses and other.......................       229.0         192.5
                                                     --------      --------
Total current assets.............................     1,471.4       1,344.0
                                                     --------      --------

Property, plant and equipment, at cost.............   1,347.8       1,281.6
Less accumulated depreciation....................       723.7         670.6
                                                     --------      --------
                                                        624.1         611.0
                                                     --------      --------
Other assets.....................................       369.0         317.9
                                                     --------      --------
Total assets.....................................    $2,464.5      $2,272.9
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year....................    $  294.5      $  132.1
Accounts payable.................................       357.7         476.0
Accrued compensation.............................       150.1         111.3
Other accrued liabilities........................       344.6         268.9
Sales and other taxes............................        95.0         101.0
Income taxes.....................................       272.1         266.6
                                                      -------      --------
Total current liabilities........................     1,514.0       1,355.9
                                                     --------      --------
Long-term debt...................................       201.1         102.2
Employee benefit plans...........................       389.3         367.6
Deferred income taxes............................        28.1          31.2
Other liabilities................................       128.3         131.0

Shareholders' equity:
Common stock....................................         87.7          87.4*
Additional paid-in capital.......................       757.3         733.1
Retained earnings...............................        615.6         627.9*
Accumulated comprehensive income...................    (289.2)       (270.3)
Treasury stock, at cost.........................       (967.7)       (893.1)*
                                                     --------      --------
Total shareholders' equity.......................       203.7         285.0
                                                     --------      --------
Total liabilities and shareholders' equity.......    $2,464.5      $2,272.9
                                                     ========      ========

*Restated to reflect a two-for-one stock split distributed in September 1998. See Note 3 of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions)
                                                            Nine months ended
                                                              September 30
                                                           ------------------
                                                            1998         1997
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
Net income.............................................   $ 121.9    $  205.1
Adjustments to reconcile net income to net cash
  used by operating activities:
Special and non-recurring charges.......................    104.4           -
Depreciation and amortization...........................     51.2        50.8
Provision for doubtful accounts.........................     66.8        58.9
Translation (gains) losses..............................     (8.6)         .3
Deferred income taxes...................................    (21.1)       (9.5)
Other...................................................      3.0         7.9
Changes in assets and liabilities:
  Accounts receivable...................................   (148.0)     (139.8)
  Inventories...........................................   (125.1)     (143.8)
  Prepaid expenses and other............................    (27.2)      (14.6)
  Accounts payable and accrued liabilities..............    (31.5)      (54.3)
  Income and other taxes................................      4.9       (18.3)
  Noncurrent assets and liabilities.....................     (4.3)      (33.0)
                                                           ------      ------
Net cash used by operating activities...................    (13.6)      (90.3)
                                                           ------      ------
Cash flows from investing activities:
Capital expenditures....................................   (110.9)     (111.0)
Disposal of assets......................................      7.2         2.8
Other investing activities..............................      (.6)       (8.6)
                                                           ------      ------
Net cash used by investing activities...................   (104.3)     (116.8)
                                                           ------      ------
Cash flows from financing activities:
Cash dividends..........................................   (135.7)     (126.6)
Debt, net (maturities of three months or less)..........    202.9       162.9
Proceeds from short-term debt...........................     76.6        13.6
Retirement of short-term debt...........................   (116.2)      (14.0)
Proceeds from long-term debt............................    100.0       100.0
Retirement of long-term debt............................      (.5)        (.6)
Repurchase of common stock..............................    (75.0)      (90.0)
Proceeds from exercise of stock options.................     17.5        19.6
Other financing activities..............................        -        58.6
                                                           ------      ------
Net cash provided by financing activities...............     69.6       123.5
                                                           ------      ------
Effect of exchange rate changes on cash and equivalents.      3.6       (15.2)
                                                           ------      ------
Net decrease in cash and equivalents....................    (44.7)      (98.8)
Cash and equivalents beginning of period................    141.9       184.5
                                                           ------      ------
Cash and equivalents end of period......................  $  97.2    $   85.7

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

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130 "Reporting
Comprehensive Income".   FAS No. 130 requires disclosure of
comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The components of comprehensive income are included in Note 7.

     Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 requires certain costs in connection with developing or obtaining internal-use software to be capitalized that previously would have been expensed as incurred. The adoption of SOP No. 98-1 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value.
For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current-period earnings. The Company has not yet determined the impact that the adoption of FAS No. 133 will have on its earnings or statement of financial position.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by operating activities" includes the following cash payments for interest and income taxes:

                                                        Nine months ended
                                                          September 30
                                                       ------------------
                                                        1998         1997
                                                        ----         ----

Interest............................................   $ 30.3      $ 21.3
Income taxes, net of refunds received...............    124.8       137.0

3.  EARNINGS PER SHARE

    On July 22, 1998, the Company declared a two-for-one stock split in the form of a 100% stock dividend to be issued to shareholders of record as of the close of business on August 24, 1998. Accordingly, the stock split has been recognized by reclassifying the par value of the additional shares resulting from the split, from retaining earnings to common stock and treasury stock. All share and per share data included in this report have been restated to reflect the stock split.

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three and nine months ended September 30, 1998 and 1997, the number of shares used in the computation of basic and diluted earnings per share are as follows:

                             Three Months ended          Nine Months ended
                               September 30                 September 30

                               1998     1997               1998     1997
                               ____     ____               ____     ____
Basic EPS


Weighted-average shares      263.16   264.58             263.42   264.95


Incremental shares from
    conversion of:
    Stock options              2.62     2.47               1.80     2.40
Diluted EPS                  ______   ______             ______   ______
Adjusted weighted-
   average shares            265.78   267.05             265.22   267.35
                             ======   ======             ======   ======

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

During the first nine months of 1998, the Company purchased approximately 2,211,000 shares of common stock for $75.0 compared to approximately 3,060,000 shares purchased for $90.0 during the first nine months of 1997. The cumulative number of shares repurchased under the three-year stock repurchase program which ended in February 1997 was approximately 25,328,000 shares for a total cost of approximately $424.4. Under a new repurchase program, which began in February 1997, the Company repurchased approximately 5,888,000 shares at a total cost of approximately $184.3 as of September 30, 1998. Under this new program, the Company may buy back up to $1,100.0 of its currently outstanding common stock through open market purchases over a period of up to three to five years.

4.  INVENTORIES

                               September 30            December 31
                                       1998                   1997
                                       ----                   ----

    Raw materials................    $156.6                 $147.4
    Finished goods...............     484.8                  417.4
                                     ------                 ------
                                     $641.4                 $564.8
                                     ======                 ======

5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.34 for the three months ended September 30, 1998 and $.315 for the corresponding 1997 period on a pre-split basis. Future dividends will be paid on a post-split basis. The dividend of $.34 is the equivalent of $.17 on a post-split basis. The annual dividend rate for 1998, adjusted for the two-for-one stock split, is $.68 compared to an adjusted post-split dividend rate for 1997 of $.63.

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

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

of resolving such contingencies and reserves recorded by Avon at September 30, 1998 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

7.  COMPREHENSIVE INCOME

    For the three and nine months ended September 30, 1998 and 1997, the components of comprehensive income are as follows:


                                  Three Months ended       Nine Months ended
                                      September 30           September 30

                                    1998     1997             1998    1997
Net income                        $ 41.5   $ 68.6           $121.9  $205.1
Other comprehensive loss
   Change in equity due to
   foreign currency
   translation and
   transaction adjustments          (1.2)   (25.5)           (18.9)  (35.0)

                                   _____    _____            _____   _____
Comprehensive income              $ 40.3   $ 43.1           $103.0  $170.1

8.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, the Company announced a worldwide re-engineering program in order to streamline operations and improve profitability, through gross margin improvement and expense reductions. The one-time charges associated with this program totaled $154.4 pretax ($122.8 net of tax, or $.47 and $.46 per share on a basic and diluted basis, respectively) for the nine months ended September 30, 1998.

For the three and nine months ended September 30, 1998, special and non-recurring charges by category of expenditures are as follows:

                         Three Months Ended         Nine Months Ended
                         September 30, 1998         September 30, 1998


                    Special  Cost of Sales       Special  Cost of
                    Charge   Charge       Total  Charge   Sales Charge  Total

Employee severance
  costs              $  5.4       -       $ 5.4   $56.4       -         $56.4
Inventories               -       -           -       -      $37.9       37.9
Write down of assets
  to net realizable
  value                20.9       -        20.9    31.8          -       31.8
Field program buy-out  14.4       -        14.4    14.4          -       14.4
Other                   5.3       -         5.3    13.9          -       13.9
                      -----    -----      -----   -----      -----      -----
                     $ 46.0       -      $ 46.0  $116.5      $37.9     $154.4
                      =====    =====      =====   =====      =====      =====

                               AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

    The write down of assets relates to the closure of a Far East buying office and manufacturing facilities in Puerto Rico and the Dominican Republic. As a result of on-going government restrictions, the Company has also decided to close certain branches and a regional office in China. Also, write downs include assets associated with under-performing product lines.

   Inventory-related charges represent losses to write down the carrying value of non-strategic inventory prior to disposal. These charges result from the closure of facilities, discontinuation of certain product lines, size-of-line reductions and a change in strategy for product dispositions.

    Employee severance costs are expenses, both domestic and international, associated with the realignment of the Company's global operations. The workforce will be reduced by approximately 2,300 employees, or 7% of the total. Approximately one-half of the employees to be terminated relate to the facility closures.

    The field program buy-out represents costs to revamp the Company's Representative recruitment program in the U.S.

    The liability balance at September 30, 1998 is as follows:


                           Special         Cost of
                           Charge       Sales Charge         Total


Provision                   $116.5          $37.9           $154.4
Cash expenditures            (50.0)                          (50.0)
Non-cash write-offs          (22.2)         (37.9)           (60.1)
                             -----          -----            -----
Balance at Sept. 30, 1998   $ 44.3              -           $ 44.3
                             =====          =====            =====
    The balance at September 30, 1998 relates primarily to employee severance costs that will be paid during 1998 and 1999.

    The Company expects to record additional charges in 1999 as plans are finalized.

9.  DEBT AND OTHER FINANCING ACTIVITIES

     In May 1998, Avon issued $100.0 of bonds imbedded with option features (the "bonds") for which the net proceeds were used to pay down commercial paper borrowings. The bonds have a twenty-year maturity; however, after five years, the bonds can be sold back to the Company at par or can be called at par by the underwriter and resold to investors as fifteen-year debt. The coupon rate on the bonds is 6.25% for the first five years, but will be refinanced at market rates if the bonds are called in year five.

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

     At September 30, 1998, the Company has entered into forward contracts to purchase approximately 3,700,000 shares of Avon common stock at an average rate of $35.95 as of September 30, 1998. The contracts mature over the next three years and provide for share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

ITEM 2.  Management's Discussion and Analysis of the Results of
         Operations and Financial Condition

All share and per share data included in this report have been restated to reflect a two-for-one stock split distributed in September 1998.

Results of Operations--Three Months Ended September 30, 1998 and 1997.

Consolidated

     Avon's net income for the three months ended September 30, 1998 was $41.5, or $.16 per share on a basic and diluted basis, compared with net income of $68.6, or $.26 per share on a basic and diluted basis, in 1997. Pretax income of $76.5 decreased 29% from the prior year. Special charges were recorded in the third quarter of 1998 for the Company's previously announced business process redesign program. These charges totaled $46.0 pretax, which reduced net income by $38.6 after tax, or $.14 per share on a basic and diluted basis. The special charge of $46.0 is primarily related to the restructuring of a U.S. Representative recruitment program, employee severance benefits and facility reorganizations in Puerto Rico, Hong Kong and China, as well as asset writedowns associated with under-performing product lines. These charges represent the second part of an estimated $200.0 total charge that will help the Company deliver the higher sales and profit targets previously communicated. Before the charges, net income for the three months ended September 30, 1998 of $80.1, or $.30 per share on a basic and diluted basis, increased 17% and 15%, respectively, from the comparable period in 1997. Pretax income, before the charge, of $122.5 increased 14% over 1997, despite lower sales, due to an improved gross margin, favorable foreign exchange and higher interest income in 1998. These results were partially offset by an unfavorable operating expense ratio.

     Consolidated net sales for the three months ended September 30, 1998 of $1,233.2 decreased $16.2, or 1%, from the comparable period of the prior year. The decrease in sales was due to a 3% decrease in International sales partially offset by a 2% increase in U.S sales. Sales improvements in Brazil, Venezuela, the United Kingdom and Central Europe were more than offset by declines in the Pacific region, primarily in Japan. Excluding the impact of foreign currency exchange, consolidated net sales rose 6% over the comparable period of the prior year.

     Cost of sales as a percentage of net sales was 38.8% in the third quarter of 1998 compared to 41.4% in the third quarter of 1997. The increase in the gross margin of 2.6 points resulted from higher margins in the U.S., several major markets in the Americas, most significantly Brazil, the United Kingdom, Japan and the Philippines. The gross margin improvement in the U.S. was attributable to a change in the product mix towards higher-margin products and categories combined with improved costs and price increases in non-CFT categories. Brazil's gross margin improved due to better vendor negotiations and cost reduction programs. A shift in sales mix to higher-margin items resulted in improved margins in the United Kingdom while Venezuela's margin improvement resulted primarily from improved pricing in

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

their fashion business as well as process redesign efforts. In Japan, the higher gross margin resulted from product cost savings initiatives in cosmetics, fragrance and toiletries ("CFT"), improved sourcing decisions for non-CFT as well as strategic price increases. These improvements were partially offset by a margin decline in Mexico reflecting investments made to sustain market penetration and customer appeal in an increasingly competitive environment.

     Marketing, distribution and administrative expenses of $626.3 increased $11.6, or 2%, over the comparable period of 1997 and increased as a percentage of net sales to 50.8% from 49.2%. The increase in operating expenses was primarily in the U.S. due to the sales growth and one-time items, discussed below. These increases were partially offset by lower expenses in the Pacific primarily due to lower sales and the impact of currency devaluations. Additionally, business restructuring efforts initiated last year in Japan have resulted in lower operating expenses. Expense ratio improvements in Japan were due to ongoing expense reduction efforts and, in Brazil, strong sales growth contributed to a favorable expense ratio. These improvements were more than offset by declines in the U.S. due to a one-time adjustment recorded in the prior year related to the Company's benefit plans and in Mexico due to higher marketing expenses.

     Interest expense of $11.0 decreased $.2 versus the comparable period of 1997 due to lower cost of domestic working capital borrowings.

     Interest income of $3.3 increased $.9 over the comparable period of 1997 primarily due to higher short-term investments and higher interest rates in Brazil in 1998.

     Other (income) expense, net of $1.5 was $2.3 favorable to the comparable period of last year primarily due to favorable foreign exchange partially offset by higher corporate non-operating expenses.

     Excluding the special charge, the effective income tax rate was 36.0% in the third quarter of 1998 compared to 37.0% in 1997. The tax benefit on the special charge was 16.1% due to the mix of countries and tax jurisdictions incurring the charge.

U.S.

     Net sales increased 2% compared with the third quarter of 1997 primarily driven by an increase in the average order size. Including the charge, pretax income decreased 75%. The sales increase resulted from increases in CFT, and fashion jewelry and accessories partially offset by declines in the apparel and gift and decorative categories. The CFT increase was driven by growth in skincare and fragrance due to the successful launches of Anew Retinol Hand Complex and Rare Rubies, respectively. Additionally, total Anew sales were significantly above 1997 due to several Anew promotions and a new product introduction versus no major Anew launches in the third quarter of 1997. Accessory sales were up significantly driven by the success of organizer handbags and licensed back-to-school favorites such as

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

knapsacks and watches. These improvements were partially offset by declines in apparel resulting from weaker sales in designer and children's casual wear and declines in the gift and decorative category reflecting softer sales of the Winter Splendor Barbie compared to last year's doll.

     Excluding the special charge, pretax income increased 17% due to the improved sales and a favorable gross margin driven by CFT as well as non-CFT margin improvements. The CFT margin improvement was due to pricing, less discounting and higher margin products. Non-CFT margin improvement resulted from improved costs, fewer toy introductions in the gift category and price increases in apparel. These margin improvements were partially offset by an unfavorable expense ratio resulting from a one-time adjustment recorded in the prior year related to the Company's benefit plans and higher variable compensation.

International

     Net sales decreased 3% from the comparable period of 1997 and including the charge, pretax income increased 6%. The sales decline resulted from decreases throughout the Pacific region, most significantly in Japan, and in Russia partially offset by growth in most major markets in the Americas as well as in the United Kingdom and Central Europe. Declines in the Pacific Region are a result of the continuing Asian currency and economic crisis. The Pacific region did post a double-digit increase in customers served and a strong increase in active Representatives. While Russia's sales declined due to the currency devaluation, the number of active Representatives continues to grow dramatically.

     Sales growth in the Americas was highlighted by strong increases in Brazil and Venezuela which reported double-digit growth in active Representatives and higher units, orders and customers served. Brazil capitalized on key global product events such as Perfect Wear Age Block and Women of Earth supported by customer sampling and television advertising. In Europe, sales grew in the United Kingdom due to a higher average order size in 1998, and Central European markets reported strong sales increases highlighted by continued double-digit growth in the number of orders and active Representatives. Excluding the effect of foreign currency exchange, international net sales were up 8%.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


     Excluding the special charge, pretax income increased 13% reflecting increases in Brazil, the United Kingdom and Japan as well as the countries in Central Europe. The increase in Brazil resulted from the significant sales increase, a strong gross margin improvement, and a favorable expense ratio resulting from ongoing expense management. A shift in the category mix towards higher-margin products contributed to the pretax income growth in the United Kingdom. The success of the Central European markets is a direct result of the increasing size of the sales force and operating margin improvements. Despite a weakening economy, Japan posted margin and profit improvements as compared to 1997 resulting from cost reduction strategies and business process redesign efforts. These results were partially offset by declines in Argentina reflecting lower sales and in the Philippines due to a negative currency impact. Excluding the impact of foreign currency exchange and the one-time charge, pretax income rose 19%.

     The Russian ruble devalued significantly in August 1998. In response to this situation, several actions have been taken by local management including pricing flexibility to maintain and build market share and reduce credit sales as well as a tightening of expense controls. Geographic expansion into new cities has also been deferred. The devaluation will negatively affect Russia's U.S. dollar results in 1998. In terms of size, Russia's 1997 net sales represented approximately 1% of Avon's consolidated net sales.

Results of Operations - Nine Months Ended September 30, 1998 and 1997

Consolidated

     Avon's net income for the nine months ended September 30, 1998 of $121.9, or $.46 per share on a basic and diluted basis, decreased 41% from net income of $205.1, or $.77 per share on a basic and diluted basis, in 1997. Pretax income of $223.5 decreased 30% from the prior year. Special and non-recurring charges were recorded in the first and third quarters of 1998 for the Company's previously announced business process redesign program. These charges totaled $154.4 pretax, which reduced net income by $122.8 after tax, or $.47 and $.46 pretax per share on a basic and diluted basis, respectively. The special charge of $116.5 pretax is primarily related to employee severance benefits as well as facility rationalizations in Puerto Rico, Dominican Republic, Hong Kong and China as well as asset write-downs associated with under-performing product lines. In addition, $37.9 was charged to cost of sales for inventory write-downs. The one-time charges represent the current year's portion of an estimated $200.0 total charge that is necessary for the Company to deliver the higher sales and profit targets previously communicated. Before the charges, net income for the nine months ended September 30, 1998 of $244.7 increased 19%. Earnings per share of $.93 and $.92 on a basic and diluted basis, respectively, increased 21% and 19%, respectively, from the comparable period in 1997. Pretax income, before the charges, of $377.9 increased 18% over 1997 due to higher sales, an improved gross margin and favorable net interest partially offset by a higher operating expense ratio.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Consolidated net sales for the nine months ended September 30, 1998 of $3,663.8 increased $101.8, or 3%, over the comparable period of the prior year. The increase in sales was due to a 2% increase in international and a 4% increase in U.S. sales. The international sales improvement resulted from strong growth in all major markets in the Americas, most significantly in Brazil, Argentina and Mexico, as well as Russia, the United Kingdom and the Central European Markets, primarily Poland. These improvements were partially offset by sales declines throughout the Pacific Region, most significantly in Japan and the Philippines. Excluding the impact of foreign currency exchange, consolidated net sales rose 10% over the comparable period of the prior year.

     Cost of sales as a percentage of net sales was 39.5% in the first nine months of 1998 compared to 40.3% in the first nine months of 1997. Excluding the one-time charge of $37.9, cost of sales as a percentage of sales was 38.5%. The increase in the gross margin of
1.8 points resulted from higher margins in nearly all major markets in the Americas, most significantly in Brazil, due to actions taken to reduce inventory levels which had an unfavorable impact on margins in 1997, and, to a lesser extent, in Venezuela as a result of pricing strategies and business redesign efforts. The United Kingdom and Germany reported strong margin improvements primarily as a result of a shift in mix to selling higher margin products. Japan's gross margin improved as a result of cost reduction initiatives. The U.S. also reported a favorable gross margin as compared to 1997 attributable to pricing strategies, cost improvements and reduced clearance activity in the non-CFT categories.

     Marketing, distribution and administrative expenses of $1,855.4 increased $75.9, or 4%, over the comparable period of 1997 and increased as a percentage of net sales to 50.6% from 50.0%. The increase in operating expenses was primarily in markets which have experienced strong sales growth, including all major markets in the Americas, U.S. and Russia. These increases were partially offset by lower expenses in the Pacific primarily due to lower sales and the impact of currency devaluations. The overall increase in the expense ratio was primarily due to higher expenses ratios in Mexico due to increased marketing and promotional expenses associated with new product launches, in Venezuela due to increased administrative expenses as a result of the implementation of a new labor law and in China reflecting the shutdown of sales operations for most of the second quarter of 1998. These increases were partially offset by improvements throughout Europe and in Japan due to a continued active focus on reducing operating expenses. Additionally, higher sales combined with strict expense management contributed to a favorable expense ratio in Brazil.

     Interest expense of $30.4 decreased $1.2 from the comparable period of 1997 due to lower cost of borrowings.

                          AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)



     Interest income of $11.5 increased $3.7 versus the comparable period of 1997 primarily due to a Mexico tax refund claim.

     Other expense, net of $2.6 was $.2 unfavorable to the comparable period of last year primarily due to higher corporate non-operating expenses partially offset by favorable foreign exchange.

     Excluding the charges, the effective income tax rate was 36.6% in the first nine months of 1998 compared to 37.0% in 1997. The tax benefit on the one-time charges was 20.5% due to the mix of countries and tax jurisdictions incurring the charges.

U.S.

     Net sales increased 4% and pretax income decreased 37% compared with the first nine months of 1997. A 3% increase in the average order size along with a 1% increase in the number of active Representatives contributed to the sales increase. The sales increase resulted from increases in CFT, fashion jewelry and accessories and home entertainment categories partially offset by a decline in the gift and decorative category. The increase in the CFT category was mainly due to the successful launches of Rare Rubies, Anew Retinol Hand Complex, the Diane Von Furstenburg fragrance, Forest Lily and the Far Away and Rare Gold gift with purchase event. In addition, the successful launch of Avon's transfer resistant technology lipstick and Avon Color's Spring Shade Collection contributed to the growth in CFT. The continued growth of the Avon Techniques hair care line and significant increases in the Skin-So-Soft lines also contributed to the CFT growth. Accessories showed strong performance with organizer handbags and the licensed Winnie the Pooh carryalls and licensed Pooh and sports watches. Higher sales in the home entertainment category were primarily driven by the launch of a collection of inspirational and religious products, as well as an increase in the sales of demonstration products purchased by Representatives. These increases were partially offset by a decline in the gift and decorative category primarily attributable to the phasing out of the Avon Home line and softer Easter and Barbie sales.

     Excluding the one-time charges, pretax income increased 14% due to the improved sales and a favorable gross margin primarily driven by cost improvements, revised pricing strategies and reduced clearance activity.

International

     Net sales increased 2%, or 12% excluding the effect of foreign currency exchange, over the comparable period of 1997 and pretax income decreased 3%.

                         AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

     The sales increase reflects strong growth in the Americas and Europe regions almost completely offset by significant declines in the Pacific region. Sales increases in the Americas were highlighted by significant growth in Brazil, Argentina, Mexico and Venezuela with these countries showing growth in units, active Representatives and orders. Mexico's sales increase resulted from the success of new product launches such as Anew Night Force, Anew All-in-One, and Yessamin fragrance as well as apparel and home line extensions with superior design and promotions. Brazil's growth in sales was driven by attractive pricing and successful new product launches. In Europe, sales grew in the United Kingdom due to a higher average order size in 1998. The Central European markets and Russia posted strong year-to-date sales results reflecting increases in units, customers served and active Representatives.

     These higher sales were partially offset by sales declines in most major markets in the Pacific caused by the continuing Asian currency and economic crisis. In addition, selling activities in China were suspended for most of the second quarter of 1998 due to governmental restrictions on direct-selling companies. Despite the above difficulties, most markets in the Pacific showed growth in active Representatives and strong growth in number of customers served. This is a result of a strong focus on active recruitment to expand the Representative base in the Pacific region. Excluding the effect of foreign currency exchange, sales in the Pacific were level with the prior year.

     Excluding the one-time charges, pretax income increased 19% over the comparable period of 1997. The 19% increase in pretax income reflects increases in all major markets in the Americas and Europe, most significantly in Brazil, the United Kingdom, Japan and Germany. The overall increase in pretax income over the prior year was due to the sales increases discussed above and strong margin improvements in Brazil, the United Kingdom, Germany and Japan. Margins improved most significantly in Brazil due to declines in 1997 resulting from actions taken to reduce inventory combined with cost reduction programs in 1998. In addition, ongoing expense reductions in Europe contributed to the increase in pretax income. Despite the weak economic conditions in the Pacific, Japan's operating margin improved significantly as a result of cost reduction strategies and business redesign efforts.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

Liquidity and Capital Resources

Cash Flows

      Excluding changes in debt and other financing activities, there was a net decrease in cash of $307.5 in the first nine months of 1998 compared with $419.3 in the comparable period of 1997. The variance primarily reflects lower net cash used by operations and investing activities, a more positive effect of foreign currency exchange and lower repurchases of common stock in 1998. The decrease in cash used by operations primarily reflects the conclusion of the three-year long-term incentive plan which resulted in a cash payment in the first quarter of 1997 and the settlement of tax issues in the U.S. in 1997. Cash used for investing activities was lower in 1998 primarily due to the acquisition of Discovery Toys, Inc. in the first quarter of 1997.

     For the first nine months of 1998, the Company purchased approximately 2.2 million shares of common stock for $75.0 compared with $90.0 spent for the repurchase of approximately 3.1 million shares during the comparable period in 1997.

Capital Resources

     Total debt increased $261.3 to $495.6 at September 30, 1998 from total debt of $234.3 at December 31, 1997, principally due to normal seasonal working capital requirements and to support the continuing stock buyback program. Total debt of $495.6 at September 30, 1998 was $35.2 higher than total debt of $460.4 at September 30, 1997 primarily due to higher borrowing needs in China. In addition, at September 30, 1998 and December 31, 1997, other non-current liabilities include approximately $56.0 and $58.6, respectively, related to securities lending activities. In September 1997, the Company entered into a securities lending transaction resulting in the borrowing of securities which were subsequently sold for net proceeds approximating $58.6 which were used to repay commercial paper borrowings. The borrowed securities are due to the lender no later than December 29, 2000, but at the Company's option can be returned at any time. The obligation is included in other non-current liabilities on the balance sheet. The effective interest rate on this transaction is expected to be 6.5%.

     At September 30, 1998, there were borrowings of $33.6 under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $186.7 was outstanding at September 30, 1998.

     At September 30, 1998, there were $10.0 of borrowings outstanding under uncommitted lines of credit and there were no borrowings under the Company's bankers' acceptance facilities.

     In May 1998, Avon issued $100.0 of bonds imbedded with option features (the "bonds") for which the net proceeds were used to pay down commercial paper borrowings. The bonds have a twenty-year maturity; however, after five years, the

                           AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

bonds can be sold back to the Company at par or can be called at par by the underwriter and resold to investors as fifteen-year debt. The coupon rate on the bonds is 6.25% for the first five years, but will be refinanced at market rates if the bonds are called in year five.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Working Capital

     As of September 30, 1998 and December 31, 1997, current liabilities exceeded current assets by $42.6 and $11.9, respectively. The increase of current liabilities over current assets of $30.7 was mainly due to the increase in net debt (debt less cash and equivalents), as discussed in the Debt section, and other accrued liabilities. These increases were partially offset by a decrease in accounts payable and increases in inventories, reflecting the seasonal pattern of Avon's operations, and accounts receivable.

     Although current liabilities exceeded current assets at September 30, 1998, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     At September 30, 1998, the Company held foreign currency forward contracts with notional amounts totaling $225.0 and option contracts with notional amounts totaling $64.3 to hedge foreign currency items. These contracts have maturities in 1998 and 1999. The Company also entered into certain foreign currency forward contracts with notional amounts totaling $95.0 and option contracts with notional amounts of $4.2 to economically hedge certain foreign currency exposures, which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked-to-market. The mark-to-market adjustment on these contracts at September 30, 1998 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

    At September 30, 1998, the Company has entered into forward contracts to purchase approximately 3,700,000 shares of Avon common stock at an average rate of $35.95 as of September 30, 1998. The contracts mature over the next three years and provide for share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

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

                                    AVON PRODUCTS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (Dollars in millions, except share data)

Additional Information

    On October 23, 1997, the Company announced that it had raised its long-term growth targets for sales and earnings and that it expected to record special charges in connection with a major re-engineering program. Commencing in 1998, the long-term target for sales growth has been raised to 8-10% compounded annually, and its target for earnings-per-share growth has been raised to 16-18% annually. Previously, the Company targeted long-term sales growth of 6-8% and long-term earnings-per-share growth of 13-15%. The higher targets come largely as a result of initiatives currently underway and others under review intended to reduce costs by up to $400.0 per year by the Year 2000, with $200.0 of the savings being reinvested concurrently in advertising and marketing programs to boost sales. The Company expects to record special charges of approximately $200.0 pretax to cover one-time costs associated with the re-engineering program. In the first quarter of 1998, the Company recorded $108.4 pretax of such one-time charges ($84.2 after tax, or $.64 per share on a basic and diluted basis) in connection with the re-engineering program.
Slightly more than half of the total pretax charges in the first quarter were cash related and will be paid in 1998 and 1999. In the third quarter of 1998, the Company recorded additional special charges for business redesign efforts totaling $46.0 pretax ($38.6 after tax, or $.14 per share on a basic and diluted basis). Approximately 70% of the third quarter pretax charges were cash related and will also be paid in 1998 and 1999. At September 30, 1998, the remaining liability balance was $44.3 and relates primarily to severance costs that will be paid during 1998 and 1999. The Company expects to record the balance of one-time charges in 1999.

    On April 21, 1998, the Chinese government issued a directive banning all direct selling in China resulting in the shut-down of the Company's sales operations for most of the second quarter. As of the beginning of June, the Company received Chinese governmental approval to resume operations as a wholesale and retail business and became operational again on June 15, 1998. The Company is converting its approximately 75 branches into retail outlets to serve customers. Recently, Avon received government approval to utilize sales promoters, much like Representatives, to promote product sales in China.

Euro

    A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until June 30, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation.

                                  AVON PRODUCTS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (Dollars in millions, except share data)

     Avon's operating subsidiaries affected by the euro conversion have established plans to address issues raised by the euro currency conversion. These issues include, among others, the need to adapt information technology systems, business processes and equipment to accommodate euro-denominated transactions, the impact of one common currency on pricing and recalculating currency risk. Avon does not expect system and equipment conversion costs to be material. Due to the numerous uncertainties associated with the market impact of the euro conversion, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on results of operations, financial condition, or cash flows.

Year 2000 Update

General

     The "Year 2000 issue" is the result of computer programs being written using two-digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. The result may be disruptions in operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company commenced its worldwide Year 2000 initiative in early 1996. The Company has developed a comprehensive project plan as a means for ensuring that all information technology ("IT") systems, including applications, operating systems, mainframe, mid range and client server platforms, all non-information technology ("Non-IT") systems, including embedded applications and equipment and key third parties are Year 2000 compliant by December 31, 1999. The Company has identified high risk applications that are critical to its business, recognizing the fact that timely compliance of these systems is crucial, and, therefore, has designed its program to address these systems first. Furthermore, the Company has established a project team to identify and address the Company's Year 2000 risks and issues in an attempt to ensure the integrity and reliability of the Company's information systems and business processes.

Project Plan

     The Company's Year 2000 project plan is divided into four major sections, including: Infrastructure, Application Software, Validation of Third Party Compliance and Embedded Systems. The project has five phases, which are common to all sections: 1) identifying, inventorying and prioritizing Year 2000 items; 2) assessing Year 2000 compliance of identified items and related potential risks in circumstances of non-compliance of these items; 3) remediating, replacing or upgrading, as appropriate, material items that are determined not to be Year 2000 compliant; 4) validation testing of material items to ensure compliance; and 5) contingency planning and implementation. The Company utilizes internal resources

                                   AVON PRODUCTS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (Dollars in millions, except share data)

and outside consultants to renovate and test its IT and Non-IT systems for Year 2000 compliance. None of the Company's other information technology projects have been deferred due to the implementation of the Year 2000 project.

     The Infrastructure section consists of hardware, including mainframe and AS/400 platforms, and software, including operating systems, other than Applications Software. This section has completed all phases through remediation and has progressed to the validation testing phase. All infrastructure activities are expected to be completed by June 1999.

     The Applications Software section includes the conversion of both in-house developed and vendor-supplied software applications. In-house developed software that is not Year 2000 compliant has undergone remediation of its application, whereas non-compliant vendor-provided software has been upgraded or replaced, where available by the supplier. This section's testing phase, which includes procedures for independent validation and verification of code, is ongoing and is anticipated to be completed by June 1999.

     Validation of Third Party Compliance includes the process of recognizing, prioritizing and communicating with key suppliers and service providers with whom the Company has a direct and significant relationship and are believed to be critical to its business operations. Identification of significant vendors has been completed and a strategy has been initiated in an attempt to reasonably ascertain their progress in addressing the Year 2000 issue. The Company has distributed comprehensive questionnaires to key suppliers, and, with the guidance of outside consultants, is in the process of conducting detailed assessments of the responses received. The validation of third party compliance is expected to be completed by May 1999. Follow-up reviews will also be scheduled for the remainder of 1999.

     The Embedded Systems section includes all hardware, software and associated embedded computer chips that are utilized in operating and maintaining the internal functions of the Company's facilities, i.e. climate control systems. The Company has elected to employ a regional-based strategy for addressing Year 2000 compliance of its embedded systems. Avon U.S. operations have substantially completed the remediation of embedded systems and anticipate all repair and testing to be completed by March 1999. From an international standpoint, the Company is in the process of inventorying material items that are not Year 2000 compliant and expects the assessment phase to be completed by July 1999, with all remediation testing scheduled to be completed by year-end 1999.

                                  AVON PRODUCTS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (Dollars in millions, except share data)

Costs

     The total estimated cost associated with achieving worldwide Year 2000 compliance will be approximately $23.5, of which $12.4 has been spent to date. Replacement costs and costs associated with the validation of third party compliance are included in these figures. The Company's policy is to expense as incurred information system maintenance and modification costs and to capitalize costs related to system replacement. The costs of the Company's Year 2000 compliance efforts are being funded through operating cash flows.

Risks

     The Company expects to identify and resolve all Year 2000 problems that may adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 matters affecting the Company have been or will be identified or corrected, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers.
Thus, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.
The Company believes, however, that its risk of being adversely impacted by Year 2000 failures is mitigated due to its product portfolio being so diversified, with the vast majority of its items not being date-sensitive. The strategy employed by the Company's Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and the Year 2000 compliance of key third parties who materially impact its business.

Contingency Plans

     Development of contingency plans is in progress and will be developed in detail during the remainder of 1998. Once established, contingency plans and related cost estimates will be continually modified, if necessary, as additional information becomes available.

Disclaimer

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosure under the heading: "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 27.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

	Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in "Other Information" herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing and its management of foreign currency risks; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; the impact of substantial currency exchange devaluations in the Company's principal foreign markets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed in Item 1 of the Company's 1997 Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       Exhibit
       Number                    Description
       ------                    -----------

         27              --Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the third quarter of 1998.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date:  November 13, 1998      By /s/    JANICE MAROLDA
                             -------------------------------
                                        Janice Marolda
                                        Vice President,
                                          Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.