Form 10-K
period 1998-12-31
AVON PRODUCTS INC
filed 1999-02-25
CIK 8868

CONFORMED COPY

                            FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1998

                               OR

      [ ] Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
            For the transition period from_____to_____

                 Commission file number 1-4881

                       AVON PRODUCTS, INC.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

         New York                        13-0544597
---------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


       1345 Avenue of the Americas, New York, N.Y.  10105-0196
            (New address of principal executive offices)
                        (212) 282-5000
                      (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:


                                        Name of each exchange on
         Title of each class            which registered
----------------------------------------------------------------
    Common stock (par value $.25)       New York Stock Exchange
    Preferred Share Purchase Rights     New York Stock Exchange

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

     The aggregate market value of Common Stock (par value $.25) held by non-affiliates at January 31, 1999 was $9.7 billion.

     The number of shares of Common Stock (par value $.25) outstanding at January 31, 1999 was 261,901,384.


Documents Incorporated by Reference

Parts I and II     Portions of the 1998 Annual Report to Shareholders.
Part III           Portions of the Proxy Statement for the 1999 Annual
                   Meeting of Shareholders.

PART I

ITEM 1. BUSINESS

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, the information set forth herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. ("Avon" or the "Company"), or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing and its management of foreign currency risks; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; the impact of substantial currency exchange devaluations in the Company's principal foreign markets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors as discussed in Item 1 of this Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

General

     The Company is one of the world's leading manufacturers and marketers of beauty and related products, which include cosmetics, fragrance and toiletries (CFT); gift and decorative; apparel; and fashion jewelry and accessories. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, with worldwide operations. The Company's reportable segments are based on geographic operations. Financial information relating to the reportable segments is incorporated by reference to the analysis of net sales and operating profit by geographic area, and to Note 11 of the Notes to the Consolidated Financial Statements, on pages 32 and 57, respectively, in Avon's 1998 Annual Report to Shareholders.

Business Process Redesign

     On October 23, 1997, the Company announced that it raised its long-term growth targets for sales and earnings per share and that it expects to record special charges in connection with a major business redesign
-1-
program. Commencing in 1998, the long-term target for sales growth has been raised to 8-10% compounded annually, and its target for earnings per share growth has been raised to 16-18% annually. Previously, the Company targeted long-term sales growth of 6-8% and long-term earnings per share growth of 13-15%. The higher targets come largely as a result of initiatives currently underway and others under review intended to reduce costs by up to $400.0 million a year by 2000, with approximately
$200.0 million of the savings being reinvested concurrently in advertising and marketing programs to boost sales. In the first quarter of 1998, the Company recorded $108.4 million pretax of such one-time charges ($84.2 million after tax, or $.32 per share on a basic and diluted basis) in connection with the business process redesign program. Slightly more than half of the total pretax charges in the first quarter were to be cash related with payments in 1998 and 1999. In the third quarter of 1998, the Company recorded additional special charges for business redesign efforts totaling $46.0 million pretax ($38.6 million after tax, or
 $.14 per share on a basic and diluted basis). Approximately 70% of the third quarter pretax charges were to be cash related with payments in 1998 and At December 31, 1998, the remaining liability balance was $28.5 million and relates primarily to severance costs that will be paid during 1999.
The Company expects to record additional one-time charges in 1999 as plans are finalized.

Global Business Strategy

     Business Process Redesign programs will continue to free resources to fund strategic growth initiatives and drive earnings. Organizationally, the Company will also continue to leverage economies of scale in critical functional areas in order to fully resource these strategies. Avon's global strategies are primarily focused on the following key growth initiatives:

     International Expansion

     Avon is one of the most widely recognized brand names in the world. The Company is particularly well positioned to capitalize on growth in new international markets due to high demand for quality products, underdeveloped retail infrastructures and relatively attractive earnings opportunity for women. The Company presently has operations in 45 countries outside the U.S. and its products are distributed in 89 more, for coverage in 135 markets and it continues to expand into new markets. The Company has entered 19 new markets since 1990, including Russia and China and rapidly emerging nations throughout Central Europe, and is currently evaluating several other markets in Eastern Europe and Asia Pacific.

     Direct Selling Contemporization

     The Company continues to revitalize its direct selling channel, enabling the Company to reach women quickly and efficiently by offering Representatives training, support and earnings opportunities.

In addition to new leadership, sales training and communication programs, the Company is planning to increase its leveraging of new technology such as the Internet to improve customer service, offer electronic ordering and provide Representatives ways to give instant feedback. As the first major beauty company to enable consumer purchases on line in 1997, the site now attracts 300,000 visitors per month. Additionally, Avon annually produces more than 600 million brochures in a dozen languages, utilizing common imagery and layouts from a single global database to enhance global beauty image.

     Avon's beauty strategy provides for product excellence in CFT brands and the introduction of new products that complement this core beauty business. In 1996 and 1997, the Company had outstanding success with Barbie dolls, designed exclusively for Avon, making it the Company's best selling gift product ever. The relationship with Mattel, which supplies the Barbie dolls, was expanded in 1997 to include additional products. This array of products, available through the direct selling channel, increases earnings opportunities and presents a consistent beauty image to consumers across a broad product line.

     Complementary Access and Image Enhancement

     To accelerate growth in established industrial nations such as the U.S., Western Europe and Japan, the Company has developed new channels to reach more customers and improve access to its products through Avon Beauty Centers and Express Centers in the U.S., toll-free telephone numbers, direct mail and "on line" shopping via the internet on Avon's web site, Avon.com. Avon Beauty Centers, located in urban malls across the U.S., are designed to display an upscale beauty image, showcase the Company's beauty brands and encourage customer trial of product. Avon Express Centers also provide easy access to products and allow Representatives to fill orders immediately, rather than waiting for campaign deliveries. In 1999, Avon intends to implement a more integrated Internet strategy to focus on improving access and accelerating growth. These complementary access programs will further increase Avon's brand awareness and drive global beauty image.

     Strategies to increase the number of "fixed locations" that sell Avon products also help reach new customers in the Pacific Region.
For example, the Philippines, India and Indonesia use decentralized branches and satellite stores to serve Representatives and customers. Representatives come to a branch near their homes to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help build the Company's beauty image. Additionally, in Malaysia, Avon has 145 franchised beauty boutiques, which are staffed by franchise Representatives and located in areas with high concentrations of Representatives. The boutiques provide more direct and personal service to Representatives and their customers.

     The Company continues to update the image of its core beauty products and its portfolio of global beauty brands. In the past four years, CFT products have all undergone extensive upgrades in packaging, imaging and formulations, consistent with the global brands strategy. These contemporary products project a consistent, high quality image in all markets and include brands such as Anew, Skin-So-Soft, Avon Color, Far Away, Rare Gold, Natori, Millennia, Josie, Starring, Avon Skin Care and Women of Earth. Global brands are growing rapidly as a percentage of the Company's worldwide CFT business and in 1998 and 1997, they accounted for 47% and 39%, respectively, of core beauty sales. The development of global brands has also enabled the Company to deliver a consistent beauty image around the world, as well as improve margins through pricing and supply chain efficiencies. Avon is also marketing a more vibrant beauty image through increased advertising and research and development spending and image-building programs focused on the consumer.

     In 1998, the Company's most dramatic move in image enhancement came with the opening of the Avon Centre, a spa, salon and retail store located in Trump Tower, New York City. The Avon Centre emphasizes health and beauty and offers a selection of Avon beauty products created exclusively for use at the Avon Centre.

     Through these strategic initiatives designed to focus on high-quality, affordable products, as well as convenience for the customer, Avon is not only positioned for continued growth but also strengthening its image.

Distribution

     Avon's products are sold worldwide by approximately 2.8 million Representatives, approximately 445,000 of whom are in the United States. Almost all Representatives are women who sell on a part-time basis. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them directly to their customers.

     The Company's products are sold to customers through a combination of direct selling and marketing utilizing independent

Representatives, Avon Beauty Centers, Express Centers in urban areas, the mail, phone, fax or "on-line". Representatives go where the customers are, both in the home and in the workplace.

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

     Avon employs certain electronic order systems to increase Representative support in the United States and allow them to run their business more efficiently as well as to improve order processing accuracy. One of these systems permits Representatives to submit add-on orders with a touch-tone telephone, enabling them to augment orders already submitted by placing a phone call. Another system, Avon's Personal Order Entry Terminal, permits the top-producing Representatives in the United States to transmit orders electronically by phone line, 24 hours a day, seven days a week.

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

Promotion and Marketing

     Sales promotion and sales development activities are directed toward giving selling assistance to the Representatives through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, especially working women and other individuals who frequently are not at home, specially designed sales aids, promotional pieces, customer flyers and product and image enhancing media advertising are used. In addition, Avon seeks to motivate its Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the district manager. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

     A number of merchandising techniques, including the introduction of new products, the use of combination offers, the use of trial sizes and the promotion of products packaged as gift items, are used. In general for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered at special prices or are given particular prominence in the brochure. CFT products are available each sales campaign at consistently low prices, while maintaining introductory specials and periodic sales on selected items for limited time periods.

From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special prices or other special price offers. The Company's pricing flexibility and broad product lines are expected to be able to mitigate the effect of these regulations.
                                    -6-

Competitive Conditions

     The CFT; gift and decorative; apparel; and fashion jewelry and accessory industries are highly competitive. Avon is one of the leading manufacturers and distributors of cosmetics and fragrances in the United States. Its principal competitors are the large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. There are many other companies that compete in particular products or product lines sold through retail establishments.

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

     The number of competitors and degree of competition that Avon faces in its foreign CFT and fashion jewelry markets varies widely from country to country. Avon is one of the leading manufacturers and distributors in the CFT industry in most of its foreign markets, as well as in the fashion jewelry industry in Europe.

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

Avon's consolidated net sales, by classes of principal products, are as follows:

                                              Years ended December 31
                                             1998      1997      1996
                                                  (In millions)

Cosmetics, fragrance and toiletries...   $3,181.6  $3,093.9  $2,946.8
Gift and decorative...................... 1,050.6   1,049.7     934.1
Apparel.....................................572.0     565.6     556.3
Fashion jewelry and accessories.........    408.5     370.2     377.0
                                         $5,212.7  $5,079.4  $4,814.2

International Operations

     Avon's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

     Avon's international operations are conducted primarily through subsidiaries in 45 countries and Avon's products are distributed in some 89 other countries.

Manufacturing

     Avon manufactures and packages almost all of its CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various suppliers. Packages, consisting of containers and packaging components, are designed by its staff of artists and designers.

     The design and development of new products are affected by the cost and availability of materials such as glass, plastics and chemicals. Avon believes that it can continue to obtain sufficient raw materials and supplies to manufacture and produce its products.

     Avon has eighteen manufacturing laboratories around the world, two of which are principally devoted to the manufacture of fashion jewelry. In the United States, Avon's CFT products are produced in three manufacturing laboratories for the four distribution centers and all Beauty and Express centers. Most products sold in foreign countries are manufactured in Avon's facilities abroad.

The fashion jewelry line is generally developed by Avon's staff and produced in its two manufacturing laboratories, one in Puerto Rico and one in Ireland, or by several independent manufacturers.

Trademarks and Patents

     Avon's business is not materially dependent on third party patent or other intellectual property rights and Avon is not a party to any material license, franchise or concession. The Company, however, does seek to protect its key proprietary technologies by aggressively pursuing comprehensive patent coverage in all major markets.

     Avon's major trademarks are protected by registration in the United States and the other countries where its products are marketed as well as in many other countries throughout the world.

Contingencies

     Although Avon has completed its divestiture of all discontinued operations, various lawsuits and claims (asserted and unasserted), are pending or threatened against Avon. The Company is also involved in a number of proceedings arising out of the federal Superfund law and similar state laws. In some instances Avon, along with other companies, has been designated as a potentially responsible party which may be liable for costs associated with these various hazardous waste sites. In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1998 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

SEASONAL NATURE OF BUSINESS

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT;
gift and decorative products; apparel; and fashion jewelry. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were 30 percent of total net sales in both 1998 and 1997, respectively, and before one-time charges, fourth quarter operating profit was 37 percent and 36 percent of total operating profit in 1998 and 1997, respectively.

RESEARCH ACTIVITIES

     Avon's research and development department is a leader in the industry, based on the number of new product launches, including formulating effective beauty treatments relevant to women's needs. In addition, Avon's research and development supports its environmental responsibilities.

     A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists extends Avon's own research to deliver new formulas and ingredients. Each year, Avon researchers test and develop more than 600 products in the CFT and jewelry categories as well as analyze, evaluate and develop gift and decorative products.

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

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $31.4 million in 1998, $29.9 million in 1997, and $30.2 million in 1996. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of CFT products.

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

EMPLOYEES

     At December 31, 1998, Avon employed 33,900 people. Of these,
8,000 were employed in the United States and 25,900 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases somewhat in December when Christmas shipments are completed.

ITEM 2. PROPERTIES

     Avon's principal properties consist of manufacturing laboratories for the production of CFT and fashion jewelry and distribution centers where offices are located and where finished merchandise is warehoused and shipped to Representatives in fulfillment of their orders. Substantially all of these properties are owned by Avon or its subsidiaries, are in good repair, adequately meet Avon's needs and operate at reasonable levels of productive capacity.

     The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY; the distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. Other properties include four manufacturing laboratories, including a fashion jewelry manufacturing laboratory in Ireland, and ten distribution centers in Europe; five manufacturing laboratories and nine distribution centers in Latin America; one manufacturing and three distribution centers in North America (other than in the U.S.); and four manufacturing laboratories and ten distribution centers in the Pacific region. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facility in Puerto Rico.

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

     In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at December 31, 1998 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.
___________________
Executive Officers of the Registrant

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

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 1999 Annual
Meeting of Shareholders.

Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:
                                                                 Elected
Title                                       Name          Age    Officer

Chairman of the Board and Director .. James E. Preston     65     1971

Chief Executive Officer and Director  Charles R. Perrin    53     1998(1)

President,
Chief Operating Officer and Director..Andrea Jung          40     1997(2)

Executive Vice President and Director.Susan J. Kropf       50     1997
Executive Vice Presidents.............Jose Ferreira        42     1997
                                      Fernando Lezama      59     1997
Executive Vice President and
  Chief Financial Officer. ...........Robert J. Corti      49     1988
Senior Vice President, General Counsel
  and Secretary.......................Ward M. Miller, Jr.  66     1993
Senior Vice President.................Jill Kanin-Lovers    47     1998(3)
Vice President and Controller.........Janice Marolda       38     1998(4)

(1) Charles R. Perrin joined Avon as Vice Chairman and Chief Operating Officer in January 1998 and was later elected Chief Executive Officer, effective July 1, 1998. Mr. Perrin has been a member of Avon's Board of Directors since May 1996. Prior to joining Avon, he was Chairman and Chief Executive Officer of Duracell International Inc. from 1994 until 1996. He joined Duracell in 1985 as President of its U.S. business and was named President and Chief Operating Officer in 1992.

(2) Andrea Jung was elected President in January 1998 and was later elected Chief Operating Officer, succeeding Mr. Perrin in that capacity, effective July 1, 1998. Ms. Jung joined Avon in
January 1994 as President, Product Marketing and was promoted to Executive Vice President, Global Marketing and New Business in March 1997.

(3) Jill Kanin-Lovers joined Avon as Senior Vice President, Human
Resources, effective October 1, 1998.  Prior to joining Avon, Ms.
Kanin-Lovers was Vice President, Global Operations Human
Resources at IBM and Senior Vice President, Worldwide
Compensation and Benefits Services at American Express.

(4) Janice Marolda was elected Vice President and Controller in June 1998. Ms. Marolda has been with Avon for thirteen years, in both the U.S. and Global organizations.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices per share of Common Stock by Quarter" on page 43 of Avon's 1998 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1994 through 1998 is incorporated by reference to the "Eleven-Year Review" on pages 61 and 62 of Avon's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     This information is incorporated by reference to "Management's Discussion and Analysis" on pages 30 through 42 of Avon's 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion under the heading "Risk Management Strategies and Market Rate Sensitive Instruments" on page 39 and Note 7 on page 52 of Avon's 1998 Annual Report to Shareholders for information concerning market risk sensitive instruments. Such information is incorporated by reference in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 44 through 59, together with the report thereon of PricewaterhouseCoopers LLP, on page 60, and "Results of Operations by Quarter" on page 43 of Avon's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of Directors" sections of Avon's Proxy Statement for the 1999 Annual Meeting of Shareholders. Information regarding executive officers is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 1999 Annual Meeting of
Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 1999 Annual
Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 1999 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
                                                  Annual
                                                  Report to
                                                  Shareholders     Form 10-K
                                                  Page Number     Page Number

(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries

         Consolidated statements of income for
            each of the years in the three-year
            period ended December 31, 1998........     44
         Consolidated balance sheets at
           December 31, 1998 and 1997.............     45
         Consolidated statements of cash flows
           for each of the years in the three-year
           period ended December 31, 1998.........     46
         Consolidated statements of changes in
           shareholders' equity for each of
           the years in the three-year period
           ended December 31, 1998................     47
         Notes to consolidated financial
           statements.............................  48-59
         Report of Independent Accountants
           PricewaterhouseCoopers LLP.............     60

(a) 2. Financial Statement Schedule

         Report of Independent Accountants on Financial Statement Schedule
           PricewaterhouseCoopers LLP                                S-1
         Consent of Independent Accountants
            PricewaterhouseCoopers LLP                               S-2
         Financial statement schedule for each
           of the years in the three-year period
           ended December 31, 1998...............
                    II.  Valuation and qualifying
                           accounts.............                     S-3

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

3.3 Certificate of Amendment of the Certificate of Incorporation of Avon Products, Inc., filed May 13, 1998 (incorporated by reference to Exhibit 3.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998).

4.1 Amended and Restated Revolving Credit and Competitive Advance Facility Agreement, dated as of August 8, 1996, among Avon, Avon
Capital Corporation and a group of banks and other lenders
(incorporated by reference to Exhibit 4.1 to Avon's Quarterly
Report on Form 10-Q for the quarter ended September 30, 1996).

4.2 Indenture dated as of August 1, 1997 between Avon as Issuer, and The Chase Manhattan Bank, as Trustee relating to the 6.55%
Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's Registration Statement on Form S-4, Registration
Statement No. 333-41299 filed December 1, 1997).

4.3    Rights Agreement, dated as of March 30, 1998 (the "Rights
Agreement"), between Avon and First Chicago Trust Company of New
York (incorporated by reference to Exhibit 4 to Avon's
Registration Statement on Form 8-A, filed March 18, 1998).

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

10.4* Avon Products, Inc. 1997 Long-Term Incentive Plan, effective as of January 1, 1997 approved by stockholders on May 1, 1997
(incorporated by reference to Exhibit 10.4 to Avon's Annual
Report on Form 10-K for the year ended December 31, 1997).

10.5* Supplemental Executive Retirement Plan and Supplemental Life Plan of Avon Products, Inc., as amended and restated as of July
1, 1998.

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

10.8* First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.9* Second Amendment, dated as of June 12, 1992 to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.10* Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.11* The Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 4(b) to Avon's Registration Statement on Form S-8,
Registration No. 333-65989 filed October 22, 1998).

10.12* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust
Company (incorporated by reference to Exhibit 10.14 to Avon's
Annual Report on Form 10-K for the year ended December 31,
19975).

10.13*Employment Agreement, dated as of November 1, 1995, between Avon and James E. Preston (incorporated by reference to Exhibit 10.16 to Avon's Annual Report on Form 10-K for the year ended December
31, 1995).

10.14* Stock Option Agreement between Avon and James E. Preston dated October 30, 1995 (incorporated by reference to Exhibit 10.17 to
Avon's Annual Report on Form 10-K for the year ended December
31, 1995).

10.15* Supplemental Employment Agreement, date as of December 10, 1997 between Avon and James E. Preston (incorporated by reference to Exhibit 10.16 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

10.16* Stock Option Agreement between Avon and James E. Preston dated December 10, 1997(incorporated by reference to Exhibit 10.17 to
Avon's Annual Report on Form 10-K for the year ended December
31, 1997).

10.17* Employment Agreement, dated as of December 11, 1997 between Avon and Charles R. Perrin (incorporated by reference to Exhibit
10.18 to Avon's Annual Report on Form 10-K for the year ended
December 31, 1997).

10.18* Stock Option Agreement between Avon and Charles R. Perrin dated December 10, 1997 (incorporated by reference to Exhibit 10.19 to Avon's Annual Report on Form 10-K for the year ended December
31, 1997).

10.19* Employment Agreement dated as of December 11, 1997 between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December
31, 1997).

10.20* Form of Employment Agreement, dated as of September 1, 1994, between Avon and certain senior officers (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-
Q for the quarter ended September 30, 1994).

10.21* Avon Products, Inc. Compensation Plan for Non-Employee
Directors, effective May 1, 1997 (incorporated by reference to
Exhibit 10.22 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

10.22* Avon Products, Inc. Board of Directors' Deferred Compensation Plan, amended and restated, effective January 1, 1997
(incorporated by reference to Exhibit 10.23 to Avon's Annual
Report on Form 10-K for the year ended December 31, 1997).

10.23* Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996).

10.24* First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.25* Stock Option Agreement between Avon and Charles R. Perrin dated June 4, 1998 (incorporated by reference to Exhibit 10.1 to
Avon's Quarterly Report on Form 10-Q for the quarter ended June
30, 1998).

10.26* Stock Option Agreement between Avon and Andrea Jung dated June 4, 1998 (incorporated by reference to Exhibit 10.2 to Avon's
Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

13     Portions of the Annual Report to Shareholders for the year ended December 31, 1998 incorporated by reference in response to Items 1,5 through 8 in this filing.

21     Subsidiaries of the registrant.

23     Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K).

24     Power of Attorney

27     Financial Data Schedule

99     Financial statements for the Avon Products, Inc. Employees'
Savings and Stock Ownership Plan and the Avon
Mirabella/Lomalinda Employees' Savings Plan for
-20-
the year ended December 31, 1998 will be filed by amendment.

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b)    Reports on Form 8-K
       There was no Form 8-K filed during the fourth quarter of 1998.

(c) Avon's Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange
Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 1999.

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


Signature                  Title                           Date

       *
________________
James E. Preston           Chairman of the
                           Board and Director              February 4, 1999



       *
_________________
Charles R. Perrin          Chief Executive Officer
                           and Director - Principal
                           Executive Officer               February 4, 1999



       *
_______________
Robert J. Corti            Executive Vice President,
                           Chief Financial Officer -
                           Principal Financial Officer     February 4, 1999



       *
______________
Janice Marolda             Vice President and
                           Controller - Principal
                           Accounting Officer              February 4, 1999



       *
___________
Andrea Jung                President and Chief             February 4, 1999
                           Operating Officer and
                           Director




       *
______________
Susan J. Kropf             Executive Vice President,       February 4, 1999
                           President, Avon North
                           America and Director




       *
________________
Brenda C. Barnes           Director                        February 4, 1999



        *
_________________
Richard S. Barton          Director                        February 4, 1999



        *
____________________
Remedios Diaz Oliver       Director                        February 4, 1999



        *
_________________
Edward T. Fogarty          Director                        February 4, 1999



        *
________________
Stanley C. Gault           Director                        February 4, 1999

       *
_______________
George V. Grune            Director                        February 4, 1999



        *
____________
Ann S. Moore               Director                        February 4, 1999



       *
___________
Paula Stern                Director                        February 4, 1999



/s/WARD M. MILLER, JR.
____________________________
Ward M. Miller, Jr. Attorney-in-fact                       February 4, 1999






-24

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders of Avon Products, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 4, 1999 appearing in the 1998 Annual Report to Shareholders of Avon Products, Inc. and subsidiaries, which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule list in Item 14 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers L.L.P.
New York, New York
February 4, 1999

CONSENT OF INDEPENDENT ACCOUNTANTS


    We consent to the incorporation by reference in the following Registration Statements of Avon Products, Inc. on Form S-8 (Reg. Nos. 33-47209, 33-60218, 33-60918 and 33-65998) of our reports dated
February 4, 1999 on our audits of (i) the consolidated financial statements of Avon Products, Inc. as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, which report is included in the 1998 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K, and (ii) the 1998, 1997 and 1996 financial statement schedule of Avon Products, Inc., which report is included in this Annual Report on Form 10-K.





PricewaterhouseCoopers L.L.P.
New York, New York
February 24, 1999

AVON PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Years ended December 31


                                        Additions
                                  _____________________
                      Balance at   Charged to  Charged               Balance
                       beginning   costs and   to other              at end
                       of period   expenses    accounts  Deductions  of period

1998
Allowance for doubtful
  accounts receivable      $35.5       $91.3    $    --    $77.8(a)    $49.0


1997
Allowance for doubtful
   accounts receivable     $36.4       $80.8    $    --    $81.7(a)    $35.5

1996
Allowance for doubtful
  accounts receivable      $32.6       $79.0    $    --    $75.2(a)    $36.4



(a) Accounts written off, net of recoveries and foreign currency translation adjustment.