Form 10-Q
period 1999-03-31
AVON PRODUCTS INC
filed 1999-05-14
CIK 8868

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                                      OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                         Commission file number 1-4881



                  AVON PRODUCTS, INC.
 (Exact name of registrant as specified in its charter)



           New York                                        13-0544597
(State or other jurisdiction of                        (I.R S. Employer
 incorporation or organization)                        Identification No.)


          1345 Avenue of the Americas, New York, N.Y.  10105-0196
                   (Address of principal executive offices)

                               (212) 282-5000
                             (Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X        No  ___

     The number of shares of Common Stock (par value $.25) outstanding at April 30, 1999 was 261,847,085.

                            Table of Contents
                     Part I.  Financial Information

                                                                     Page
                                                                  Numbers
                                                                  -------

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended March 31, 1999 and
             March 31, 1998.....................................          3

         Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998.................          4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 and
             March 31, 1998.....................................          5

         Notes to Consolidated Financial Statements.............       6-11



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition..........      12-22



                   Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....         23

Item 6.  Exhibits and Reports on Form 8-K.......................         24

Signatures......................................................         25

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                           1999        1998
                                                           ----        ----
                                                            (unaudited)

Net sales...........................................   $1,213.8    $1,183.4

Costs, expenses and other:
  Cost of sales**...................................      508.2       503.1
  Marketing, distribution and administrative expenses     639.8       626.1
  Special charge.....................................     105.2        70.5
                                                       --------    --------
Operating loss  .....................................     (39.4)      (16.3)

  Interest expense..................................       11.3         9.5
  Interest income...................................       (3.2)       (2.3)
  Other (income) expense, net.......................       (8.2)        3.1
                                                       --------    --------
Total other (income)expense ........................       (0.1)       10.3
                                                       --------    --------

Loss before taxes and minority interest.............      (39.3)      (26.6)
Income taxes........................................       11.4         6.1
                                                       --------    --------
Loss before minority interest.......................      (50.7)      (32.7)
Minority interest...................................        1.8         1.7
                                                       --------    --------
Net loss  ..........................................   $  (48.9)   $  (31.0)
                                                       =========   =========

Loss per share:
  Basic  ...........................................   $   (.19)   $   (.12)*
                                                       =========   =========
  Diluted...........................................   $   (.19)   $   (.12)*
                                                       =========   =========

 *Restated to reflect a two-for-one stock split distributed in September 1998.

**1999 and 1998 include a one-time charge of $46.0 and $37.9, respectively, for inventory write-downs.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)

                                                       March 31   December 31
                                                         1999         1998
                                                         ----         ----
                                                          (unaudited)

ASSETS
Current assets:
Cash and cash equivalents........................    $  138.9      $  105.6
Accounts receivable..............................       479.2         492.6
Inventories......................................       523.6         538.4
Prepaid expenses and other.......................       196.2         204.8
                                                     --------      --------
Total current assets.............................     1,337.9       1,341.4
                                                     --------      --------

Property, plant and equipment, at cost...........     1,355.4       1,392.8
Less accumulated depreciation....................       706.9         722.9
                                                     --------      --------
                                                        648.5         669.9
                                                     --------      --------
Other assets.....................................       413.4         422.2
                                                     --------      --------
Total assets.....................................    $2,399.8      $2,433.5
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year....................    $  291.8      $   55.3
Accounts payable.................................       333.8         416.9
Accrued compensation.............................       122.0         161.3
Other accrued liabilities........................       368.9         308.2
Sales and taxes other than income................        94.5         106.2
Income taxes.....................................       266.4         281.6
                                                     --------      --------
Total current liabilities........................     1,477.4       1,329.5
                                                     --------      --------
Long-term debt...................................       204.1         201.0
Employee benefit plans...........................       385.6         390.0
Deferred income taxes............................        36.5          36.3
Other liabilities................................       187.6         191.6

Shareholders' equity:
Common stock.....................................        88.0          87.8
Additional paid-in capital.......................       790.9         780.0
Retained earnings................................       623.1         719.1
Accumulated other comprehensive income...........      (342.9)       (301.3)
Treasury stock, at cost..........................    (1,050.5)     (1,000.5)
                                                     --------      --------
Total shareholders' equity.......................       108.6         285.1
                                                     --------      --------
Total liabilities and shareholders' equity.......    $2,399.8      $2,433.5
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                            1999         1998
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
Net loss................................................ $ (48.9)      $(31.0)
Adjustments to reconcile net loss to net cash
  used by operating activities:
Special and non-recurring charges.......................   132.3        100.3
Depreciation and amortization...........................    20.0         16.5
Provision for doubtful accounts.........................    23.2         24.8
Translation gains.......................................     (.9)         (.5)
Deferred income taxes...................................    (2.6)        (5.3)
Other...................................................      .1          1.4
Changes in assets and liabilities:
  Accounts receivable...................................   (46.2)       (62.2)
  Inventories...........................................   (55.7)       (73.9)
  Prepaid expenses and other............................    (1.6)       (14.7)
  Accounts payable and accrued liabilities..............   (72.5)       (66.3)
  Income and other taxes................................   (18.6)       (19.5)
  Noncurrent assets and liabilities.....................     4.8         (4.5)
                                                          ------       ------

Net cash used by operating activities...................   (66.6)      (134.9)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (23.9)       (26.5)
Disposal of assets......................................     3.3          1.1
Other investing activities..............................   (12.1)         (.2)
                                                          ------       ------
Net cash used by investing activities...................   (32.7)       (25.6)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (48.6)       (46.3)
Debt, net (maturities of three months or less)..........   236.5        132.7
Proceeds from short-term debt...........................    10.9         39.8
Retirement of short-term debt...........................   (11.2)        (3.8)
Retirement of long-term debt............................       -          (.1)
Repurchase of common stock..............................   (50.0)       (24.8)
Proceeds from exercise of stock options, net of taxes...    11.1          8.2
                                                          ------       ------
Net cash provided by financing activities...............   148.7        105.7
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.   (16.1)        (2.3)
                                                          ------       ------
Net increase (decrease) in cash and equivalents.........    33.3        (57.1)
Cash and equivalents at beginning of period.............   105.6        141.9
                                                          ------       ------
Cash and equivalents at end of period................... $ 138.9       $ 84.8
                                                         =======       ======
The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1998 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the cash flows of hedges will be recognized in current-period earnings. The Company has not yet determined the impact that the adoption of FAS No. 133 will have on its earnings or statement of financial position.

2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by operating activities" includes the following cash payments for interest and income taxes:
                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                        1999         1998
                                                        ----         ----

Interest............................................  $ 12.8        $ 9.6
Income taxes, net of refunds received...............    24.9         28.9

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

3.  LOSS PER SHARE

    Basic earnings (loss) per share ("EPS") are computed by dividing net income
(loss) by the weighted-average number of shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three months ended March 31, 1999 and 1998, the number of shares used in the computation of basic and diluted earnings (loss) per share are as follows:

                                  1999          1998*
                                  ----          ----
      Basic EPS
      Weighted-average shares   262.00        263.56
      Incremental shares from
          conversion of:
          Stock options (1)          -             -
                                  ----         -----
      Diluted EPS
      Adjusted weighted-
          average shares        262.00        263.56
                                 -----        ------

(1) The calculation of EPS assuming dilution is antidilutive and accordingly, EPS have not been adjusted for the conversion of stock options into additional common shares.

*Restated to reflect a two-for-one stock split distributed in September 1998.

    The Company purchased approximately 1,267,000 shares of common stock for $50.0 during the first three months of 1999, as compared to approximately 793,000 shares of common stock for $24.8 during the first three months of 1998, under a previously announced share repurchase program.

4.  INVENTORIES
                                   March 31            December 31
                                       1999                   1998
                                      -----                   ----
    Raw materials................    $159.8                 $140.6
    Finished goods...............     363.8                  397.8
                                     ------                 ------
                                     $523.6                 $538.4
                                     ======                 ======

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

5.  DIVIDENDS

Cash dividends paid per share of common stock were $.18 for the three months ended March 31, 1999 and $.17 for the corresponding 1998 period. On February 4, 1999, the Company increased the annual dividend rate to $.72 from $.68.

6.  CONTINGENCIES

Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon.

    In 1991, a class action suit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). This lawsuit alleges various contract and securities law claims relating to the PERCS (which were fully redeemed that year). Avon has rejected the assertions in this case, believes it has meritorious defenses to the claims and is vigorously contesting this lawsuit. A trial has been preliminarily scheduled to commence as early as December 1999.

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at March 31, 1999 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

7. COMPREHENSIVE LOSS

    For the three months ended March 31, 1999 and 1998, the components of comprehensive loss are as follows:

                                                 1999       1998
                                               -------    -------
Net loss                                       $(48.9)    $(31.0)
     Other comprehensive loss:
        Change in equity due to
        foreign currency
        translation and
        transaction adjustments                 (41.6)      (3.9)
                                                -----      -----
Comprehensive loss                             $(90.5)    $(34.9)
                                                =====      =====

8.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, the Company announced a worldwide business process redesign program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998.

    For the quarter ended March 31, 1999, special and non-recurring charges related to this program totaled $151.2 pretax ($121.9 net of tax, or $.47 per share on a basic and diluted basis).

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)


For the quarter ended March 31, 1999, special and non-recurring charges by business segment are as follows:

North America               $  33.6
Latin America                  14.7
Europe                         69.8
Pacific                        11.8
Corporate                      21.3
                            -------
   Total                    $ 151.2
                            -------

    For the quarter ended March 31, 1999, special and non-recurring charges by category of expenditures are as follows:

Employee Severance Costs    $  57.0
Inventories                    46.0
Write-down of Assets to
  Net Realizable Value         26.4
Write-off of Foreign Currency
   Translation Adjustment       9.8
Other                          12.0
                            -------
   Total                    $ 151.2
                            -------

    Employee severance costs are expenses, both domestic and international, associated with the realignment of the Company's global operations. Certain employee severance costs were accounted for in accordance with the Company's existing FAS 112, ("Employers' Accounting for Postemployment Benefits"), severance plans. Remaining severance costs were accounted for in accordance with other existing accounting literature. The workforce will be reduced by 1,374 associates, or 4% of the total. Approximately 65% of the employees to be terminated relate to facility reorganizations and closures.

    Inventory related charges represent losses to write-down the carrying value of non-strategic inventory prior to disposal. The charges primarily result a new business strategy for product dispositions which fundamentally changes the way the Company markets and sells certain inventory. This new strategy, approved and effective in March 1999, is meant to complement other redesign initiatives, with the objective of reducing inventory clearance sales, building core brochure sales and building global brands.

    The write-down of assets (primarily fixed and other assets) relates to the restructuring of operations in Western Europe, including the closure of a jewelry manufacturing facility in Ireland and the write-down of software, the use of which is no longer consistent with the strategic direction of the Company. By centralizing certain key functional areas and exiting unprofitable situations, the Company plans to increase operating efficiencies and ultimately, profit growth in the long-term.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

The write-off of foreign currency translation adjustment relates to the closure of the jewelry manufacturing facility.

The "Other" category primarily represents contract termination costs, legal and consulting fees and other costs associated with the facility closures.

    The liability balance at March 31, 1999 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1998   $ 28.5             $   -        $ 28.5
Provision                       105.2              46.0         151.2
Cash expenditures               (18.9)                          (18.9)
Non-cash write-offs             (36.2)            (46.0)        (82.2)
                               ------              ----         -----
Balance at March 31, 1999      $ 78.6             $   -        $ 78.6
                               ======             =====        ======

                                   AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions, except share data)

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                                 Three Months Ended
                                                       March 31
                                                 ------------------
                                            1999               1998
                                            ----               ----
                                      Net     Operating      Net     Operating
                                     Sales     Profit       Sales     Profit
                                     ----     ---------     -----    ---------

North America:
      U.S.                         $ 428.8       $ 77.5   $ 404.3      $ 68.7
      Other*                          62.5         10.0      60.1         5.8
                                      ----        -----     -----      ------
                                     491.3         87.5     464.4        74.5
      Total                           ----        -----     -----      ------

International:
      Latin America                  370.1         62.1     374.3        58.7
      Pacific                        157.3         13.6     152.2        10.0
      Europe                         195.1         15.9     192.5        16.5
                                     -----         ----     -----      ------
      Total                          722.5         91.6     719.0        85.2
                                     -----         ----     -----      ------

Total from operations             $1,213.8        179.1  $1,183.4       159.7
                                   -------                -------
Global expenses                                   (67.3)                (67.6)
Special and non-recurring charges                (151.2)               (108.4)
                                                 ------                ------
Operating loss                                  $ (39.4)               $(16.3)
                                                 ======                ======
*Includes operating information for Puerto Rico, Dominican Republic, Canada and Discovery Toys.

10.  Other Financing Activities

     At March 31, 1999 the Company has entered into forward contracts to purchase 2,868,200 shares of Avon Common Stock at an average price of $36.81 per share as of March 31, 1999. The contracts mature over the next 2-1/2 years and provide for physical or net settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

11.  Subsequent Event

     On May 6, 1999, the Company declared a quarterly dividend on its common stock of $.18 per share which will be paid on June 1, 1999 to shareholders of record on May 17, 1999.

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

Results of Operations--Three Months Ended March 31, 1999 and 1998.

Consolidated

     Avon's net loss for the three months ended March 31, 1999 was $48.9, or $.19 per share on a basic and diluted basis, compared with a net loss of $31.0, or $.12 per share on a basic and diluted basis in 1998. Operating loss was $39.4 in 1999 compared to a loss of $16.3 in 1998. Additional special and non-recurring charges were recorded in the first quarter of 1999 for the Company's business process redesign (BPR) program. These charges totaled $151.2 pretax, which reduced net income by $121.9 after tax, or $.47 per share on a basic and diluted basis. These charges are expected to be the last of such BPR-related charges that will help the Company deliver the higher sales and profit targets previously communicated in late 1997. See Note 8 for further discussion of 1999 special and non-recurring charges. The 1998 first quarter results include special and non-recurring charges of $108.4 pretax, which reduced net income by $84.2 after tax, or $.32 per share on a basic and diluted basis.

     Excluding the special and non-recurring charges in 1999 and 1998, operating profit increased $19.7, or 21% over 1998 due to higher sales, an improved gross margin and a favorable operating expense ratio in 1999. The improvement in operating profit combined with the impact of favorable foreign exchange resulted in a 37%, or $30.1, increase in pretax income, before the charges. For the three months ended March 31, 1999, net income, before the charges, of $73.0 increased 37% while basic and diluted earnings per share of $.28 per share increased 40% over the comparable period in 1998.

     Consolidated net sales for the three months ended March 31, 1999 of $1,213.8 increased $30.4, or 3%, over the comparable period of the prior year. The increase in sales was due to a 6% increase in North America, primarily in the U.S. International U.S. dollar sales remained level with the prior year. Sales growth in the Pacific and Europe regions was offset by declines in Latin America, primarily Brazil. Excluding the impact of foreign currency exchange, consolidated net sales rose 11% over the comparable period of the prior year.

     Cost of sales as a percentage of net sales was 41.9% in the first quarter of 1999 compared to 42.5% in the first quarter of 1998. The 1999 and 1998 cost of sales include $46.0 and $37.9, respectively, of one-time charges for inventory write-downs related to the Company's BPR program. See Note 8 for further detail. Excluding these one-time charges, cost of sales as a percentage of sales decreased from 39.3% to 38.1% reflecting the Company-wide focus on margin expansion. The increase in the gross margin of 1.2 points resulted from higher margins in all reportable segments, primarily in the U.S., Brazil, the United Kingdom, Germany and Japan.

     Marketing, distribution and administrative expenses of $639.8 increased $13.7, or 2%, over the comparable period of 1998 primarily due to increases in

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

the U.S. and Mexico. However, operating expenses decreased as a percentage of sales to 52.7% from 52.9% primarily due to improved expense ratios in Brazil and the United Kingdom, partially offset by higher ratios in the U.S., Mexico, Argentina and China.

     A Special Charge of $105.2 was recorded in the first quarter 1999 for the Company's BPR program. This charge is primarily related to employee severance benefits worldwide, as well as facility reorganizations. See Note 8 for further detail.

     Interest expense of $11.3 increased $1.8 versus the comparable period of 1998, primarily due to increased borrowings in China.

     Interest income of $3.2 increased $.9 over the comparable period of 1998, primarily due to higher interest rates and increased average short-term investments in Mexico and Brazil in 1999.

     Other (income) expense, net of $8.2 was $11.3 favorable to the comparable period of last year primarily due to favorable net foreign exchange resulting from gains on Brazilian currency forward contracts.

     Excluding the charges, the effective tax rate was 36.4% in the first quarter of 1999 compared to 37.0% in the first quarter 1998. The tax benefit on the one-time charge in 1999 was 19.4% due to the mix of countries and tax jurisdictions incurring the charges.


The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

North America

     Net sales increased 6% and operating profit increased 17% compared with the first quarter of 1998. The sales improvement was attributable to a 6% increase in the average order size. The U.S. business, which represents almost 90% of the North American segment, reported sales and operating profit growth of 6% and 13%, respectively. The U.S. sales increase was driven by growth in the gift and decorative, jewelry and accessories, and cosmetics, fragrance and toiletries ("CFT") categories, partially offset by lower sales of apparel. Successful holiday promotions, including a strong Easter program and entry into the Blues Clues children's market drove higher gift and decorative sales, while the growth in jewelry and accessories was driven by excellent performance in watches and handbags, coupled with strong sales of sterling silver items. Increases in the CFT category resulted from a double-digit increase in skincare products due to strong sales of Anew merchandise and the launch of a new product, Eye Force. Apparel sales decreased due to under-performance of some specialty holiday items, partially offset by strength in non-designer casualwear and a Looney Tunes denim shirt.

     The 13% increase in U.S. operating profit resulted from a higher gross margin due to supply chain cost improvements and pricing and product category management. This increase was partially offset by a higher operating expense ratio resulting from higher strategic information technology and internet expenditures, the opening of new and relocated Express and Beauty Centers, and higher administrative costs, including pension expenses.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

International

     International U.S. dollar net sales were level with first quarter 1998. However, excluding the effect of foreign currency exchange, sales increased 14%. International operating profit increased 7% over the comparable period of 1998.

     Sales growth in the Pacific and Europe regions was offset by a decline in Latin America. Excluding the effect of foreign currency, sales in Latin America and Europe grew 22% and 9%, respectively. Local currency sales in the Pacific were level with prior year. The performance in the Pacific was highlighted by strong unit growth in the Philippines, Taiwan and Thailand. These three markets also reported double-digit increases in orders, customers served and active Representatives. In Europe, sales growth was most significant in Central Europe, primarily Poland, due to continued dramatic growth in active Representatives and all business fundamentals. Franchise and distributorship sales grew in the United Kingdom in 1999. In Latin America, sales grew in Mexico due to increases in CFT, reflecting a new fragrance launch, Butterfly, and increased market coverage of home and fashion lines since September 1998. Mexico reported double-digit increases in units, customers served and active Representatives.

     These higher sales were offset by sales declines in Brazil, Russia, China and Argentina. While local currency sales in Brazil increased nearly 25%, U.S. dollar sales decreased significantly as a result of the real devaluation, discussed below. Brazil also reported double-digit increases in units and customers served. The sales decline in Russia was attributable to the ruble devaluation in August 1998 and the continued economic crisis reflecting low consumer purchasing power. The sales decline in China was caused by the legally mandated restrictions on the Company's selling system in effect since April 1998. Lower sales in Argentina resulted primarily from weak economic conditions.

     The 7% increase in operating profit reflects improved operating margins in Brazil and the United Kingdom, and, to a lesser extent, in Central Europe and the Philippines. Additionally, sales increases in Mexico contributed to operating profit improvements. Brazil's gross margin and operating expense ratio improved significantly as a result of aggressive cost reduction efforts combined with strict expense management and an ongoing recruiting program. The improvement in the United Kingdom's operating profit resulted from a continued focus on developing the business through optimization of the most profitable sales mix through brand awareness, image enhancement and expense control.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

Despite modest sales increases, Japan reported a strong gross margin and favorable expense ratio due to BPR and continued product cost saving initiatives, as well as a product profitability screening process which led to the elimination of many lower margin products. Central Europe and the Philippines both reported improved gross margins and operating expense ratios in 1999. These improvements were partially offset by declines in Russia and in Argentina due to weak economic conditions, and in China due to operational challenges the Company has faced since mid-1998.

     The Brazilian real devalued significantly in January 1999 and as a result, negatively affected Brazil's U.S. dollar results in 1999. Brazil's first quarter 1999 sales, although up nearly 25% in local currency, were down 20% in U.S. dollars due to the devaluation. In response to this situation, several actions have been taken by local management to offset the devaluation, including a focused effort directed at vendor negotiations and local sourcing to reduce imports.

Global Expenses

     Global expenses of $67.3 in 1999 were level with the prior year.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $202.9 in the first quarter of 1999 compared with a decrease of $225.7 in the comparable period of 1998. The $22.8 variance primarily reflects lower net cash used by operations partially offset by increased repurchases of common stock, an unfavorable effect of foreign currency exchange and increased cash used for investing activities due to the acquisition of the remaining interest in a manufacturing facility in Poland. The decrease in cash used by operations reflects a favorable consolidated working capital level and higher net income (adjusted for the non-cash portion of the special charges).

     During the first quarter of 1999, the Company purchased approximately 1,267,000 shares of common stock for $50.0 compared with $24.8 spent for the repurchase of approximately 793,000 shares during the comparable period in 1998.

Capital Resources

     Total debt increased $239.6 to $495.9 from $256.3 at December 31, 1998, principally due to normal seasonal working capital requirements during the first three months of 1999. In addition, at March 31, 1999 and December 31, 1998, other non-current liabilities include approximately $110.9 and $112.4, respectively, related to securities lending activities.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

    At March 31, 1999, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $221.5 was outstanding at March 31, 1999.

     At March 31, 1999, there were $9.5 of borrowings outstanding under uncommitted lines of credit and there were no borrowings under the Company's bankers' acceptance facilities.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Working Capital

     As of March 31, 1999, current liabilities exceeded current assets by
139.5 while at December 31, 1998 current assets exceeded current liabilities by $11.9. The increase of current liabilities over current assets of $151.4 was primarily due to the increase in net debt (debt less cash and equivalents), as discussed in the Debt Section, and other accrued liabilities, mainly due to the accrual for special and non-recurring charges, partially offset by a decrease in accounts payable and accrued compensation due to the payment of 1998 incentive programs.

     Although current liabilities exceeded current assets at March 31, 1999, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     At March 31, 1999, the Company had a five-year interest rate swap agreement with a notional amount of $50.0 to convert fixed interest on a portion of the $100 million bonds to a variable interest rate, based on LIBOR.

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

    At March 31, 1999, the Company held foreign currency forward contracts with notional amounts totaling $297.2 and option contracts with notional amounts totaling $11.8 to hedge foreign currency items. Only $7.3 of these contracts have maturities after 1999. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

    The Company has entered into forward contracts to purchase 2,868,200 shares of Avon Common Stock at an average price of $36.81 per share as of March 31, 1999. The contracts mature over the next 2-1/2 years and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value have been recognized.

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

Other Information

     On April 15, 1999, the Company adopted a new strategic plan to drive revenue growth and expand the customer base around the world by building on Avon's strengths as a beauty marketer and the leading home direct seller.

                            AVON PRODUCTS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

The new strategy includes plans to upgrade the Company's beauty image; build a global portfolio of jewelry and fashion apparel; develop innovative programs to train, motivate and retain Representatives as well as enhance their earnings opportunities; develop a global retail strategy to reach new customers; and pursue complementary new businesses that leverage Avon's direct selling strengths and commitment to women.

     In early April 1999, the United States and China agreed to remove all market access restrictions on direct selling in China by January 1, 2003, including the current ban on direct selling imposed by the Chinese government in April 1998. The agreement is contingent upon successful completion of the World Trade Organization accession negotiations between the United States and China and also includes development of regulations for direct selling based on the World Federation of Direct Selling Association's World Code of Conduct. Avon supports resolution of this direct selling issue in China and remains committed to the opportunities this promising region offers.

Euro

	A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until June 30, 2002 after which they will be withdrawn from circulation.
During this transition period, parties may settle transactions using either the euro or a participating country's legal currency. Beginning in January 2002, new euro-denominated bills and coins will be issued.

     Avon operating subsidiaries affected by the euro conversion have established plans to address issues raised by the euro currency conversion. These issues include, among others, the need to adapt information technology systems, business processes and equipment to accommodate euro-denominated transactions, the impact of one common currency on pricing and recalculating currency risk. Avon does not expect system and equipment conversion costs to be material. Due to the numerous uncertainties associated with the market imoact of the euro conversion, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on results of operations, financial condition or cash flows.

Year 2000

General

     The "Year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may fail or make miscalculations due to interpreting a date,

                            AVON PRODUCTS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

including "00" to mean 1900, not 2000. The result may be disruptions in operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company commenced its worldwide Year 2000 initiative in early 1996. The Company has developed a comprehensive project plan as a means for ensuring that all information technology ("IT") systems, including applications, operating systems, mainframe, mid range and client server platforms, all non-information technology ("Non-IT") systems, including embedded applications and equipment and key third parties are Year 2000 compliant by December 31, 1999. The Company has identified high risk applications that are critical to its business, recognizing the fact that timely compliance of these systems is crucial, and, therefore, has designed its programs to address these systems first. Furthermore, the Company has established a project team to identify and address the Company's Year 2000 risks and issues in an attempt to ensure the integrity and reliability of the Company's information systems and business processes.

Project Plan

     The Company's Year 2000 project plan is divided into four major sections, including: Infrastructure, Application Softwares, Validation of Third Party Compliance and Embedded Systems. The project has five phases, which are common to all sections: 1) identifying, inventorying and prioritizing Year 2000 utems; 2) assessing Year 2000 compliance of identified items and related potential risks in circumstances of non-compliance of these items; 3) remediating, replacing or upgrading, as appropriate, material items that are determined not to be Year 2000 compliant; 4) validation testing of material items to ensure compliance; and 5) contingency planning and implementation.
The Company utilizes internal resources and outside consultants to renovate and test its IT and Non-IT systems for Year 2000 compliance. None of the Company's other information technology projects have been deferred due to the implementation of the Year 2000 project.

     The Infrastructure section consists of hardware, including mainframe and AS/400 platforms, and software, including operating systems, other than Applications Software. This section has completed all phases through remediation and has progressed to the validation testing phase. All Infrastructure activities are expected to be completed by June 1999.

      The Applications Software section includes the conversion of both in-house developed and vendor-supplied software applications. In-house developed software that is not Year 2000 compliant has undergone remediation of its application, whereas non-compliant vendor provided software has been upgraded or replaced, where available by the supplier. This section's testing phase, which includes procedures for independent validation and verification of code, is ongoing and is anticipated to be completed by June 1999.

     Validation of Third Party Compliance includes the process of recognizing, prioritizing and communicating with key suppliers and service providers with whom the Company has a direct and significant relationship and are believed to

                           AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in millions, except share data)

be critical to its business operations. Identification of significant vendors has been completed and a strategy has been initiated in an attempt to reasonably ascertain their progress in addressing the Year 2000 issue. The Company has distributed comprehensive questionnaires to key suppliers, and, with the guidance of outside consultants, is in the process of conducting detailed assessments of the responses received. The validation of third party compliance is expected to be completed by June 1999. Follow-up reviews will also be scheduled for the remainder of 1999.

     The Embedded Systems section includes all hardware, software and associated embedded computer chips that are utilized in operating and maintaining the internal functions of the Company's facilities, i.e. climate control systems. The Company has elected to employ a regional-based strategy for addressing Year 2000 compliance of its embedded systems. Avon U.S. operations have substantially completed the remediation and testing of embedded systems. From an international standpoint, the Company is assessing and testing critical equipment. The assessment phase is scheduled to be completed by July 1999, with all remediation testing scheduled to be completed by year-end 1999.

Costs

     The total estimated cost associated with achieving worldwide Year 2000 compliance will be approximately $31.1, of which $21.2 has been spent to date. Replacement costs and costs associated with the validation of third party compliance are included in these figures. The Company does not separately track the internal costs incurred for the Year 2000 project, those costs primarily being related to payroll costs for the Company's information systems group. The Company's policy is to expense as incurred information system maintenance and modification costs and to capitalize costs related to system replacement. The costs of the Company's Year 2000 compliance efforts are being funded through operating cash flows.

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

                          AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               (Dollars in millions, except share data)

Contingency Plans

     Development of contingency plans is in progress and are scheduled to be completed by September 1999. Once established, contingency plans and related cost estimates will be continually modified, if necessary, as additional information becomes available.

Disclaimer

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosure under the heading "Forward-Looking Statement".

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

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) At the annual meeting of shareholders of Avon, held on May 6, 1999, the matters described under (c) below were voted upon.

  (c)  Annual meeting votes:

                                                        Against     Abstentions
                                                           or        and Broker
                                            For         Withheld     Non-Votes
                                        -----------    ---------    -----------

(1)  To elect four directors to three-
     year terms expiring in 2002:

     Brenda C. Barnes.................  218,807,801     1,967,465       -0-
     Fred Hassan .....................  218,821,129     1,954,137       -0-
     Ann S. Moore ....................  218,817,351     1,957,915       -0-
     Lawrence A. Weinbach ............  218,795,128     1,980,138       -0-

(2)  To amend the Certificate
      of Incorporation to increase
      the authorized shares of Common
      Stock                               204,871,831    15,232,484     670,951

(3)  To ratify the appointment of
      PricewaterhouseCoopers LLP, as
      Avon's independent accountants
      for 1999........................    220,070,121       145,608     559,537

                            AVON PRODUCTS, INC.
                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits

        Exhibit
        Number                    Description
       ------                     -----------

        27               --Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the first quarter of 1999.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  May 14, 1999         By /s/      Janice Marolda
                             -------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.