Form 10-Q
period 1999-06-30
AVON PRODUCTS INC
filed 1999-08-12
CIK 8868

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

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

     The number of shares of Common Stock (par value $.25) outstanding at July 31, 1999 was 260,792,530.

                              Table of Contents
                        Part I.  Financial Information

                                                               Page
                                                            Numbers
                                                           --------

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended June 30, 1999 and
             June 30, 1998....................................    3
           Six Months Ended June 30, 1999 and
             June 30, 1998....................................    4

         Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998  ..............    5

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and
             June 30, 1998...................................     6

         Notes to Consolidated Financial Statements..........  7-14



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition....... 15-25



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...................     26

Signatures..................................................     27

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In millions, except per share data)

                                                Three months ended
                                                       June 30
                                                -----------------
                                                  1999       1998
                                                  ----       ----
                                                    (unaudited)

Net sales..................................   $1,258.1   $1,247.2

Costs, expenses and other:
  Cost of sales............................      451.7      465.6
  Marketing, distribution and
    administrative expenses................      608.9      603.0
                                               -------   --------
Operating profit ..........................      197.5      178.6

  Interest expense.........................       10.2        9.9
  Interest income..........................       (2.2)      (5.9)
  Other expense, net.......................        1.1        1.0
                                               -------   --------
Total other expenses.......................        9.1        5.0
                                               -------   --------
Income before taxes and minority interest..      188.4      173.6
Income taxes...............................       67.8       63.9
                                              --------   --------
Income before minority interest............      120.6      109.7
Minority interest..........................         .8        1.7
                                              --------   --------
Net income.................................   $  121.4   $  111.4
                                              ========   ========

Earnings per share:
   Basic .................................    $    .46   $    .42*
                                              ========   ========
   Diluted................................    $    .46   $    .42*
                                              ========   ========

*Restated to reflect a two-for-one stock split distributed in September 1998.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In millions, except per share data)

                                                 Six months ended
                                                    June 30
                                                 ----------------
                                                 1999        1998
                                                 ----        ----
                                                    (unaudited)

Net sales..................................  $2,471.9    $2,430.6

Costs, expenses and other:
  Cost of sales**..........................     959.9       968.7
  Marketing, distribution and
    administrative expenses................   1,248.7     1,229.1
  Special charge...........................     105.2        70.5
                                             --------    --------
Operating profit...........................     158.1       162.3

  Interest expense.........................      21.5        19.4
  Interest income..........................      (5.4)       (8.2)
  Other (income)expense, net...............      (7.1)        4.1
                                             --------    --------
Total other expenses.......................       9.0        15.3
                                             --------    --------
Income before taxes and minority interest..     149.1       147.0
Income taxes...............................      79.2        70.0
                                             --------    --------
Income before minority interest............      69.9        77.0
Minority interest..........................       2.6         3.4
                                             --------    --------
Net income.................................  $   72.5    $   80.4
                                             ========    ========

Earnings per share:
    Basic .................................  $    .28    $    .31*
                                             ========    ========
    Diluted................................  $    .27    $    .30*
                                             ========    ========

*Restated to reflect a two-for-one stock split distributed in September
1998.

**1999 and 1998 include a one-time charge of $46.0 and $37.9, respectively, for inventory write-downs.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)
                                                     June 30    December 31
                                                        1999           1998
                                                      ------          -----
                                                           (unaudited)
ASSETS
Current assets:
Cash and equivalents....................            $   73.8       $  105.6
Accounts receivable.....................               471.4          492.6
Inventories.............................               535.4          538.4
Prepaid expenses and other..............               202.0          204.8
                                                    --------       --------
Total current assets....................             1,282.6        1,341.4
                                                    --------       --------

Property, plant and equipment, at cost..             1,376.3        1,392.8
Less accumulated depreciation...........               710.8          722.9
                                                    --------       --------
                                                       665.5          669.9
                                                    --------       --------
Other assets...........................                424.5          422.2
                                                    --------        -------
Total assets...........................             $2,372.6       $2,433.5
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year..........             $  312.5       $   55.3
Accounts payable.......................                286.1          416.9
Accrued compensation...................                131.9          161.3
Other accrued liabilities..............                332.2          308.2
Sales and other taxes..................                 91.4          106.2
Income taxes...........................                284.6          281.6
                                                    --------       --------
Total current liabilities..............              1,438.7        1,329.5
                                                    --------       --------
Long-term debt.........................                204.5          201.0
Employee benefit plans.................                385.7          390.0
Deferred income taxes..................                 37.8           36.3
Other liabilities......................                183.5          191.6

Shareholders' equity:
Common stock...........................                 88.1           87.8
Additional paid-in capital.............                804.3          780.0
Retained earnings......................                697.5          719.1
Accumulated comprehensive income.......               (341.5)        (301.3)
Treasury stock, at cost................             (1,126.0)      (1,000.5)
                                                    --------       --------
Total shareholders' equity.............                122.4          285.1
                                                    --------       --------
Total liabilities and shareholders' equity          $2,372.6       $2,433.5
                                                    ========       ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                         Six months ended
                                                              June 30
                                                         ----------------
                                                        1999         1998
                                                        ----         ----
                                                           (unaudited)
Cash flows from operating activities:
Net income......................................     $  72.5       $ 80.4
Adjustments to reconcile net income to net cash
  used by operating activities:
Special and non-recurring charges...............       107.9         81.9
Depreciation and amortization...................        39.5         34.0
Provision for doubtful accounts.................        43.6         43.0
Translation gains...............................         (.7)         (.4)
Deferred income taxes...........................        (8.0)       (11.0)
Other...........................................         2.0          2.5
Changes in assets and liabilities:
  Accounts receivable...........................       (58.5)       (79.7)
  Inventories...................................       (67.6)       (75.5)
  Prepaid expenses and other....................        (1.9)       (19.8)
  Accounts payable and accrued liabilities......      (123.6)      (107.1)
  Income and other taxes........................        (2.6)        (1.1)
  Noncurrent assets and liabilities.............         7.9        (13.3)
                                                      ------       ------

Net cash provided(used)by operating activities..        10.5        (66.1)
                                                      ------       ------
Cash flows from investing activities:
Capital expenditures...........................        (72.1)       (73.8)
Disposal of assets.............................          5.2          5.8
Other investing activities.....................        (15.3)         (.4)
                                                      ------       ------
Net cash used by investing activities..........        (82.2)       (68.4)
                                                      ------       ------
Cash flows from financing activities:
Cash dividends.................................        (95.7)       (91.0)
Debt, net (maturities of three months or less).        254.8        163.9
Proceeds from short-term debt..................         22.1         46.7
Retirement of short-term debt..................        (19.5)      (103.6)
Proceeds from long-term debt...................           --        100.0
Retirement of long-term debt...................          (.2)         (.4)
Repurchase of common stock.....................       (125.5)       (48.7)
Proceeds from exercise of stock options........         21.4         12.3
                                                      ------       ------
Net cash provided by financing activities.....          57.4         79.2
                                                      ------       ------
Effect of exchange rate changes on cash and equivalents(17.5)         1.4
                                                      ------       ------
Net decrease in cash and equivalents...                (31.8)       (53.9)
Cash and equivalents beginning of period......         105.6        141.9
                                                      ------       ------
Cash and equivalents end of period............        $ 73.8       $ 88.0
                                                      ======       ======
The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1998 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In May 1999, the Financial Accounting Standards Board issued an Exposure Draft delaying the effective date of Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, by one year. FAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument are included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current-period earnings. The Company has not yet determined the impact that the adoption of FAS No. 133 will have on its earnings or statement of financial position.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)



2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash provided (used) by operating activities" includes the following cash payments for interest and income taxes:

                                                  Six months ended
                                                        June 30
                                                  ----------------
                                                 1999         1998
                                                 ----         ----

Interest.................................       $19.5        $18.9
Income taxes, net of refunds received....        73.1         82.0

3.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three and six months ended June 30, 1999 and 1998, the number of shares used in the computation of basic and diluted earnings per share are as follows:


                                 Three Months ended    Six Months ended
                                       June 30               June 30
                                       ------                -------
                                1999        1998*     1999        1998*
                                ----        ----      ----        ----
    Basic EPS
    Weighted-average shares   261.54      263.55    261.77      263.56

    Incremental shares from
       assumed conversion of
       stock options            3.47        3.16      3.09        2.76
                              ------      ------    ------      ------
    Diluted EPS
    Adjusted weighted-
    average shares            265.01      266.71    264.86      266.32
                              ------      ------    ------      ------

*Restated to reflect a two-for-one stock split distributed in September
1998.

     The Company purchased approximately 2,756,500 shares of common stock for $125.5 during the first six months of 1999, as compared to approximately 1,432,300 shares of common stock for $48.7 during the first six months of 1998, under a previously announced share repurchase program.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

4.  INVENTORIES

                                    June 30            December 31
                                       1999                   1998
                                       ----                   ----

    Raw materials................    $163.1                 $140.6
    Finished goods...............     372.3                  397.8
                                     ------                 ------
                                     $535.4                 $538.4
                                     ======                 ======

5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.18 and $.36 for the three and six months ended June 30, 1999, respectively, and $.17 and $.34 for the corresponding 1998 period. On February 4, 1999, the Company increased the annual dividend rate to $.72 from $.68.

6.  CONTINGENCIES

    Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon.

    In 1991, a class action suit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). This lawsuit alleges various contract and securities law claims relating to the PERCS (which were fully redeemed that year). Avon has rejected the assertions in this case, believes it has meritorious defenses to the claims and is vigorously contesting this lawsuit. A trial has been preliminary scheduled to commence as early as December 1999.

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at June 30, 1999 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)


7.  COMPREHENSIVE INCOME

    For the three and six months ended June 30, 1999 and 1998, the components of comprehensive income are as follows:

                               Three Months ended       Six Months ended
                                    June 30                  June 30
                                    ------                   -------
                                 1999       1998         1999       1998
                                 ----       ----         ----       ----

Net Income                     $121.4     $111.4      $  72.5     $ 80.4
     Other comprehensive income
     (loss):
      Change in equity due to
      foreign currency
      translation and
      transaction adjustments     1.4      (13.8)       (40.2)     (17.7)
                               ------     ------      -------     ------

Comprehensive income           $122.8     $ 97.6      $  32.3     $ 62.7
                               ======     ======      =======     ======

8.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, the Company announced a worldwide business process redesign program in order to streamline operations and improve profitability, through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998.

     For the six months ended June 30, 1999, special and non-recurring charges related to this program totaled $151.2 pretax ($121.9 net of tax, or $.46 per share on a basic and diluted basis).

                               AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

     For the six months ended June 30, 1999, special and non-recurring charges by business segment are as follows:

North America                  $  33.6
Latin America                     14.7
Europe                            69.8
Pacific                           11.8
Corporate                         21.3
                               -------
   Total                       $ 151.2
                               -------

    For the six months ended June 30, 1999, special and non-recurring charges by category of expenditures are as follows:

Employee Severance Costs       $  57.0
Inventories                       46.0
Write-down of Assets to
  Net Realizable Value            26.4
Recognition of Foreign Currency
   Translation Adjustment          9.8
Other                             12.0
                               -------
   Total                       $ 151.2
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

    Inventory related charges represent losses to write-down the carrying value of non-strategic inventory prior to disposal. The charges primarily result from a new business strategy for product dispositions which fundamentally changes the way the Company markets and sells certain inventory. This new strategy, approved and effective in March 1999, is meant to complement other redesign initiatives, with the objective of reducing inventory clearance sales, building core brochure sales and building global brands.

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

    The recognition of foreign currency translation adjustment relates to the closure of the jewelry manufacturing facility.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

The "Other" category primarily represents contract termination costs, legal and consulting fees and other costs associated with the facility closures.

    The liability balance at June 30, 1999 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1998   $ 28.5             $   -        $ 28.5
Provision                       105.2              46.0         151.2
Cash expenditures               (43.3)                          (43.3)
Non-cash write-offs             (39.3)            (46.0)        (85.3)
                               ------             -----        ------
Balance at June 30, 1999       $ 51.1             $   -        $ 51.1
                               ======             =====        ======

    The balance at June 30, 1999 relates primarily to employee severance costs that will be paid during 1999 and 2000.

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                      Three Months Ended
                                           June 30
                                      ------------------
                                   1999                   1998
                                   ----                   ----
                               Net     Operating      Net     Operating
                              Sales     Profit       Sales     Profit
                              -----    ---------     -----    ---------

North America:
   U.S.                    $  430.0     $   91.0   $  414.7    $   81.7
   Other*                      61.5         10.2       66.9         9.9
                           --------     --------   --------    --------
   Total                      491.5        101.2      481.6        91.6
                           --------     --------   --------    --------


International:
   Latin America              400.7         92.5      414.0        86.4
   Pacific                    169.2         22.8      145.5        11.0
   Europe                     196.7         33.5      206.1        30.6
                           --------     --------   --------    --------
   Total                      766.6        148.8      765.6       128.0
                           --------     --------   --------    --------

Total from operations      $1,258.1     $  250.0   $1,247.2    $  219.6
                           --------     --------   --------    --------
Global expenses                            (52.5)                 (41.0)
                                        --------               --------
Operating profit                        $  197.5               $  178.6
                                        ========               ========

*Includes operating information for Puerto Rico, Dominican Republic, Canada and for Discovery Toys in 1998 only.

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

                                     Six Months Ended
                                         June 30
                                      ------------------
                                   1999                   1998
                                   ----                   ----
                               Net     Operating      Net    Operating
                              Sales     Profit       Sales     Profit
                              -----    ---------     -----    --------

North America:
   U.S.                    $  858.9     $  168.5   $  819.0   $  150.5
   Other*                     123.9         20.2      127.0       15.5
                           --------     --------   --------   --------
   Total                      982.8        188.7      946.0      166.0
                           --------     --------   --------   --------

International:
   Latin America              770.8        154.6      788.3      145.2
   Pacific                    326.6         36.3      297.7       21.0
   Europe                     391.7         49.5      398.6       47.1
                           -------      --------   --------   --------
   Total                    1,489.1        240.4    1,484.6      213.3
                           --------     --------   --------   --------

Total from operations      $2,471.9     $  429.1   $2,430.6   $  379.3
                           --------     --------   --------   --------
Global expenses                           (119.8)               (108.6)
Special and
   non-recurring charges                  (151.2)               (108.4)
                                        --------              --------
Operating profit                        $  158.1              $  162.3
                                        ========              ========

*Includes operating information for Puerto Rico, Dominican Republic, Canada and for Discovery Toys in 1998 only.

10.  OTHER FINANCING ACTIVITIES

     At June 30, 1999, the Company had entered into forward contracts to purchase approximately 2,608,200 shares of Avon common stock at an average rate of $36.67 per share as of June 30,1999. The contracts mature over the next 2-1/2 years and provide for physical or net settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

ITEM 2.  Management's Discussion and Analysis of the Results of
Operations and Financial Condition

All share and per share data in this report have been restated to reflect a two-for-one stock split distributed in September 1998.

Results of Operations

Consolidated

     Consolidated net sales for the second quarter and six-month period of 1999 increased 1% and 2%, respectively, over the same periods of 1998. The sales growth was due to increases in North America primarily in the U.S., while International sales remained level with the prior year. Excluding the impact of foreign currency exchange, consolidated net sales rose 9% and 10% in the second quarter and six-month period of 1999, repectively, over the comparable periods of the prior year.

     Gross margin as a percentage of sales increased 1.4 percentage points in the second quarter and 1.1 percentage points in the six-month period of 1999 compared to the same periods of 1998. The cost of sales for the six months ended June 30, 1999 and 1998 include one-time charges of $46.0 and $37.9, respectively, for inventory write-downs related to the Company's BPR program. See Note 8 for further detail. Excluding these charges, the gross margin increased 1.3 points on a June year-to-date basis. The higher gross margin resulted from improvements in all regions, most significantly in the U.S, Brazil, Japan, the United Kingdom, Germany and Central Europe.

     Marketing, distribution and administrative expenses increased $5.9 (1%) and $19.6 (2%) in the second quarter and six-month period of 1999, repectively, over the same periods of 1998 primarily due to increases in the U.S. and Mexico as well as higher global expenses, partially offset by lower expenses in Brazil. Operating expenses increased slightly as a percentage of sales to 48.4% in the second quarter of 1999 from 48.3% in 1998, but decreased to 50.5% in the first half of 1999 from 50.6% in the first half of 1998. Second quarter 1999 expense ratio improvements in Brazil and Central Europe were more than offset by unfavorable expense ratios throughout remaining major markets in Latin America, the United Kingdom, Germany, and Japan. The favorable expense ratio for the six-month period resulted from improvements in Brazil, Central Europe and the United Kingdom partially offset by unfavorable ratios in Mexico, Argentina, Venezuela, the U.S. and Germany.

     The six months ended 1999 and 1998 results include special charges of $105.2 and $70.5, respectively, which were recorded in the first quarter 1999 and 1998 for the Company's BPR program. These charges are primarily related to employee severance benefits worldwide, as well as facility reorganizations. See Note 8 for further detail.

                        AVON PRODUCTS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              (Dollars in millions, except share data)

     Interest expense increased to $10.2 in the second quarter of 1999 as compared with $9.9 in 1998, and to $21.5 in the first half of 1999 compared with $19.4 in 1998 primarily as a result of increased borrowings in China.

     Interest income decreased $3.7 and $2.8 in the second quarter and six-month period of 1999, respectively, compared to prior year due to a Mexico tax refund claim in June 1998.

     Other expense(income), net of $1.1 in the second quarter of 1999 remained level with second quarter of 1998. However, other income of $7.1 for the six-month period of 1999 was $11.2 favorable over the six-month period of 1998 due primarily to favorable net foreign exchange resulting from gains on Brazilian currency forward contracts.

     The effective tax rate for the second quarter 1999 was 36.0% versus 36.8% for the second quarter 1998 due to the earnings mix and tax rates of international subsidiaries. Excluding the special and non-recurring charges, the effective tax rate was 36.1% in the first half of 1999 compared to 36.9% in the first half of 1998. The tax benefit on the charges in 1999 was 19.4% due to the mix of countries and tax jurisdictions incurring the charges.

     Minority interest decreased $.9 and $.8 in the second quarter and six-month period of 1999, respectively, compared to 1998, primarily due to lower losses in Japan in 1999.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

North America

     Net sales grew 2% and 4% in the second quarter and six-month period of 1999, respectively, over the same periods in 1998. The U.S. business, which represents almost 90% of the North American segment, reported sales growth of 4% in the second quarter and 5% in the first half of 1999 driven by a higher average order size. The U.S. sales improvement resulted from strong growth in the fashion jewelry and accessories and home entertainment categories, partially offset by declines in apparel. The growth in fashion jewelry and accessories was driven by strong sales of sterling silver items as well as the introduction of licensed luggage, American Tourister, and excellent performance in watches and handbags. The improvement in home entertainment resulted from increased sales of inspirational and religious products. Apparel sales decreased due to underperformance on new product introductions and demonstration products, partially offset by successes in casualwear and sleepwear. Sales of cosmetics, fragrance and toiletries ("CFT") decreased 2% in the second quarter due to the underperformance of the new Skin-So-Soft Bug Guard launch which failed to match the strength of last year's new product launch. Gift and decorative sales were level in the second quarter of 1999 compared with second quarter of 1998.

                          AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in millions, except share data)

However, successful holiday promotions, including a strong Easter program and entry into the Blues Clues children's market contributed to a double-digit increase in the gift and decorative category for the first half of 1999.

     Operating profit in North America increased 11% and 14% in the second quarter and first half of 1999, respectively, compared with the same periods in 1998. This improvement is primarily attributable to a higher gross margin in the U.S. due to supply chain cost improvements and pricing and product category management. Operating expenses in North America increased in line with the sales increase.

International

     International U.S. dollar net sales for the second quarter and first half of 1999 were level with the comparable periods in 1998. Sales growth in the second quarter of 1999 in the Pacific region (16%) was offset by sales declines in Latin America (-3%) and Europe (-5%). For the first half of 1999, the sales improvement in the Pacific (10%) was also offset by sales declines in Latin America (-2%) and in Europe (-2%). However, excluding the effect of foreign currency exchange, sales increased 13% during both the second quarter and first half of 1999.

     The sales improvement in the Pacific region for both the second quarter and first half of 1999 was driven by double digit increases in units, customers served and active Representatives in the Philippines and Taiwan. Japan's sales increased as well due to favorable currency impact. Local currency sales in Japan
decreased due to a lower average order size.   Excluding the
effect of foreign currency exchange, sales in the Pacific increased 10% and 5% in the second quarter and first half of 1999, respectively. The sales decline in Latin America resulted from significant decreases in Brazil as a result of the real devaluation, and in Argentina and Chile as a result of weak economic conditions. Local currency sales and units were up over 20% in Brazil for the second quarter and first half of 1999. Active Representatives in Brazil were also up double-digits driven by recruiting and retention strategies in place including strong training and incentive programs. Excluding the impact of exchange, sales in Latin America increased 16% and 19% in the second quarter and first half of 1999, respectively. In Europe, sales were down in Russia due to the ruble devaluation in August 1998 and the continued economic crisis. Additionally, sales decreased in most markets in Western Europe, mainly in Germany due to a weak economic environment and in Italy and France due to unit declines. These declines were partially offset by improvements in the United Kingdom due to a higher average order size and increased franchise and distributorship sales in 1999, and in Central Europe, primarily Poland, due to dramatic increases in units, customers served and active Representatives. Excluding the impact of exchange, Europe sales grew 8% in both the second quarter and first half of 1999.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

     International operating profit increased 16% and 13% in the second quarter and six-month period of 1999, respectively, compared to the same periods in 1998. Operating profit was up in all three international regions, most significantly in the Pacific.

     Operating profit growth in the Pacific of 107% and 73% in the second quarter and first half of 1999,respectively, resulted from U.S. dollar sales growth in nearly all markets and operating margin improvements, most significantly in Japan and China. Japan's gross margin improved due to product cost savings initiatives in CFT and improved sourcing decisions for non-CFT as well as a business-wide product profitability screening process that led to the elimination of many low-margin products. Additionally, business process redesign ("BPR") efforts continue to generate significant savings across all expense areas in Japan. China's improvement in 1999 reflects the suspension of operations for most of the second quarter of 1998 due to governmental restrictions on direct-selling companies. Philippines and Taiwan also reported strong increases in operating profit driven primarily by the sales growth, discussed above. As a result, the operating margin in the Pacific was up 5.9 points and 4.1 points for the second quarter and first half of 1999, respectively, over prior year.

     In Latin America, operating profit improvement of 7% in both the second quarter and first half of 1999 was driven by increases in Brazil and Mexico. Aggressive cost reduction efforts combined with strict expense management contributed to Brazil's double-digit improvement in operating profit. Mexico's improvement resulted mainly from the sales increase, partially offset by increased advertising expense in 1999. These improvements were partially offset by operating profit declines in Argentina and Chile due to the sales shortfalls and weak economic conditions.

     The Brazilian real devalued significantly in January 1999 and, as a result, negatively affected Brazil's U.S. dollar results in 1999. Brazil's second quarter and first half 1999 sales, although up over 20% in local currency, were down approximately 20% in U.S. dollars due to the devaluation. In response to this situation, several actions have been taken by local management to offset the devaluation, including a focused effort directed at vendor negotiations and local sourcing to reduce imports.

     Operating profit in Europe increased 10% and 5% in the second quarter and six-month period of 1999, respectively. This improvement was driven by increases in the United Kingdom, Central Europe and Italy. The United Kingdom continues to focus on developing the business through optimization of the most profitable sales mix through brand awareness, image enhancement and expense control. The United Kingdom, Central Europe and Italy reported significant growth in operating margins due to higher gross margins which resulted from a continuing focus on pricing strategies and improved profitability of non-CFT categories.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in millions, except share data)

These improvements were partially offset by declines in Russia resulting from the ruble devaluation during the second half of 1998. Management in Russia will continue to manage expenses tightly and seek to increase market share and improve margins through pricing flexibility and tight expense management.

Global Expenses

     Global expenses increased 28% and 10% in the second quarter and first half of 1999, respectively, over the same periods in 1998 primarily due to increased investments in global marketing, research and development and information technology systems, as well as costs related to the work on the Company's new strategic initiatives.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $289.0 in the first half of 1999 compared with a decrease of $260.5 in the comparable period of 1998. The $28.5 variance primarily reflects increased repurchases of common stock, an unfavorable effect of foreign currency exchange and increased cash used for investing activities due to the acquisition of the remaining interest in a manufacturing facility in Poland. These uses of cash were partially offset by lower net cash used by operations reflecting a favorable consolidated working capital level and higher net income (adjusted for the non-cash portion of the special charges).

     During the first half of 1999, the Company purchased approximately 2,756,500 shares of common stock for $125.5 compared with $48.7 spent for the repurchase of approximately 1,432,300 shares during the comparable period in 1998.

Capital Resources

     Total debt increased $260.7 to $517.0 from $256.3 at December 31, 1998, principally due to normal seasonal working capital requirements during the first half of 1999 and to support the continuing stock buyback program. Total debt of $517.0 at June 30, 1999 was $77.5 higher than total debt of $439.5 at June 30, 1998 due to increased share repurchases. In addition, at June 30, 1999 and December 31, 1998, other non-current liabilities included approximately $109.4 and $112.4, respectively, related to securities lending activities.

     At June 30, 1999, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $244.7 was outstanding at June 30, 1999.

     At June 30, 1999, there were $10.0 of borrowings outstanding under uncommitted lines of credit.

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

Working Capital

     As of June 30, 1999, current liabilities exceeded current assets by $156.1, while at December 31, 1998 current assets exceeded current liabilities by $11.9. The increase of current liabilities over current assets of $168.0 was primarily due to the increase in net debt (debt less cash and equivalents), as discussed in the Debt section, and other accrued liabilities, mainly due to the accrual for special and non-recurring charges, partially offset by a decrease in accounts payable and accrued compensation due to the payment of 1998 incentive programs.

     Although current liabilities exceeded current assets at June 30, 1999, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. Actions that would eliminate the working capital deficit are not anticipated at this time. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     At June 30, 1999, the Company had a five-year interest rate swap contract with a notional amount of $50.0 to effectively convert fixed interest on a portion of the $100.0 bonds to a variable interest rate, based on LIBOR.

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

     At June 30, 1999, the Company held foreign currency forward contracts with notional amounts totaling $315.6 and option contracts with notional amounts totaling $3.7 to hedge foreign currency items. Only $9.0 of these contracts have maturities after 1999. Also outstanding at June 30, 1999 were foreign contracts totaling $35.0 which do not qualify as hedging transactions under the current accounting definitions and accordingly, have been marked to market. The mark-to-market adjustment at June 30, 1999 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

    At June 30, 1999, the Company has entered into forward contracts to purchase approximately 2,608,200 shares of Avon common stock at an average rate of $36.67 per share as of June 30, 1999. The contracts mature over the next 2-1/2 years and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

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

Year 2000

General

     The "Year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may fail or make miscalculations due to interpreting a date, including "00" to mean 1900, not 2000. The result may be disruptions in operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

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

     The Infrastructure section consists of hardware, including mainframe and AS/400 platforms, and software, including operating systems, other than Applications Software. This section has been completed for all phases.

      The Applications Software section includes the conversion of both in-house developed and vendor-supplied software applications. In-house developed software that is not Year 2000 compliant has undergone remediation of its application, whereas non-compliant vendor provided software has been upgraded or replaced, where available by the supplier. This section's testing phase, which includes procedures for independent validation and verification of code has been completed. Currently, the Company is verifying the integrity of internal and external system interfaces. This activity is scheduled to be completed by September 1999.

     Validation of Third Party Compliance includes the process of recognizing, prioritizing and communicating with key suppliers and service providers with whom the Company has a direct and significant relationship and are believed to be critical to its business operations. Identification of significant vendors has been completed and a strategy has been initiated in an attempt to reasonably ascertain their progress in addressing the Year 2000 issue. The Company has distributed comprehensive questionnaires to key suppliers, and, with the guidance of outside consultants, is in the process of conducting detailed assessments of the responses received. The validation of third party compliance is expected to be completed by August 1999. Follow-up reviews will also be scheduled for the remainder of 1999.

     The Embedded Systems section includes all hardware, software and associated embedded computer chips that are utilized in operating and maintaining the internal functions of the Company's facilities, i.e. climate control systems. The Company has elected to employ a regional-based strategy for addressing Year 2000 compliance of its embedded systems. Avon U.S. operations have completed the remediation and testing of embedded systems. From an international standpoint, the Company has completed the assessment and remediation phases and is currently testing critical equipment. Testing is scheduled to be completed by September 1999.

Costs

     The total estimated cost associated with achieving worldwide Year 2000 compliance will be approximately $32.7, of which $25.0 has been spent to date. Replacement costs and costs associated with the validation of third party compliance are included in these figures. The Company does not separately track the internal costs incurred for the Year 2000 project, those costs primarily being related to payroll costs for the Company's information systems group. The Company's policy is to expense as incurred information system maintenance and modification costs and to capitalize costs related to system replacement. The costs of the Company's Year 2000 compliance efforts are being funded through operating cash flows.

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


Disclaimer

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosure under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 25.

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

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       Exhibit
       Number                    Description
       ------                    -----------

       3.4 Certificate of Amendment of the Certificate of Incorportion of Avon Products. Inc., effective May 6, 1999.

27   Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the second quarter of 1999.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date:  August 12, 1999      By /s/      JANICE MAROLDA
                             -------------------------------
                                        Janice Marolda
                                        Vice President,
                                          Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.