Form 10-Q
period 1999-09-30
AVON PRODUCTS INC
filed 1999-11-15
CIK 8868

                                                CONFORMED COPY

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


       [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1999

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

     The number of shares of Common Stock (par value $.25) outstanding at October 31, 1999 was 242,304,430.

                              Table of Contents
                        Part I.  Financial Information

                                                               Page
                                                            Numbers
                                                           --------

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended September 30, 1999 and
             September 30, 1998...............................    3
           Nine Months Ended September 30, 1999 and
             September 30, 1998...............................    4

         Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998  .........    5

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1999 and
             September 30, 1998...............................    6

         Notes to Consolidated Financial Statements..........  7-15



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition....... 16-28



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...................     29

Signatures..................................................     30

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In millions, except per share data)

                                                Three months ended
                                                   September 30
                                                -----------------
                                                  1999       1998
                                                  ----       ----
                                                    (unaudited)

Net sales..................................   $1,250.6   $1,233.2

Costs, expenses and other:
  Cost of sales  ..........................      465.0      478.2
  Marketing, distribution and
    administrative expenses................      637.6      626.3
  Special charge...........................          -       46.0
                                               -------   --------
Operating profit ..........................      148.0       82.7

  Interest expense.........................       11.6       11.0
  Interest income..........................       (2.4)      (3.3)
  Other expense (income), net..............        2.5       (1.5)
                                               -------   --------
Total other expenses.......................       11.7        6.2
                                               -------   --------
Income before taxes and minority interest..      136.3       76.5
Income taxes...............................       47.8       36.7
                                              --------   --------
Income before minority interest............       88.5       39.8
Minority interest..........................        (.3)       1.7
                                              --------   --------
Net income.................................   $   88.2   $   41.5
                                              ========   ========

Earnings per share:
   Basic .................................    $    .34   $    .16
                                              ========   ========
   Diluted................................    $    .34   $    .16
                                              ========   ========


The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In millions, except per share data)

                                                Nine months ended
                                                  September 30
                                                 ----------------
                                                 1999        1998
                                                 ----        ----
                                                    (unaudited)

Net sales..................................  $3,722.5    $3,663.8

Costs, expenses and other:
  Cost of sales* ..........................   1,424.9     1,446.9
  Marketing, distribution and
    administrative expenses................   1,886.3     1,855.4
  Special charge...........................     105.2       116.5
                                             --------    --------
Operating profit...........................     306.1       245.0

  Interest expense.........................      33.1        30.4
  Interest income..........................      (7.8)      (11.5)
  Other (income)expense, net...............      (4.6)        2.6
                                             --------    --------
Total other expenses.......................      20.7        21.5
                                             --------    --------
Income before taxes and minority interest..     285.4       223.5
Income taxes...............................     127.0       106.7
                                             --------    --------
Income before minority interest............     158.4       116.8
Minority interest..........................       2.3         5.1
                                             --------    --------
Net income.................................  $  160.7    $  121.9
                                             ========    ========

Earnings per share:
    Basic .................................  $    .61    $    .46
                                             ========    ========
    Diluted................................  $    .61    $    .46
                                             ========    ========


*1999 and 1998 include one-time charges of $46.0 and $37.9, respectively, for inventory write-downs.

The accompanying notes are an integral part of these statements.

                                       4
                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)
                                                September 30    December 31
                                                       1999           1998
                                                      ------          -----
                                                           (unaudited)
ASSETS
Current assets:
Cash and equivalents....................            $  101.3       $  105.6
Accounts receivable.....................               500.5          492.6
Inventories.............................               577.5          538.4
Prepaid expenses and other..............               219.0          204.8
                                                    --------       --------
Total current assets....................             1,398.3        1,341.4
                                                    --------       --------

Property, plant and equipment, at cost..             1,435.4        1,392.8
Less accumulated depreciation...........               736.4          722.9
                                                    --------       --------
                                                       699.0          669.9
                                                    --------       --------
Other assets...........................                429.3          422.2
                                                    --------        -------
Total assets...........................             $2,526.6       $2,433.5
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year..........             $  395.7       $   55.3
Accounts payable.......................                342.3          416.9
Accrued compensation...................                165.2          161.3
Other accrued liabilities..............                365.4          308.2
Sales and other taxes..................                 95.2          106.2
Income taxes...........................                286.9          281.6
                                                    --------       --------
Total current liabilities..............              1,650.7        1,329.5
                                                    --------       --------
Long-term debt.........................                204.7          201.0
Employee benefit plans.................                395.8          390.0
Deferred income taxes..................                 28.6           36.3
Other liabilities......................                185.6          191.6

Shareholders' equity:
Common stock...........................                 88.1           87.8
Additional paid-in capital.............                809.3          780.0
Retained earnings......................                738.8          719.1
Accumulated other comprehensive income.               (346.3)        (301.3)
Treasury stock, at cost................             (1,228.7)      (1,000.5)
                                                    --------       --------
Total shareholders' equity.............                 61.2          285.1
                                                    --------       --------
Total liabilities and shareholders' equity          $2,526.6       $2,433.5
                                                    ========       ========

The accompanying notes are an integral part of these statements.

                           AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
                                                        Nine months ended
                                                           September 30
                                                         ----------------
                                                        1999         1998
                                                        ----         ----
                                                           (unaudited)
Cash flows from operating activities:
Net income......................................     $ 160.7      $ 121.9
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
Special and non-recurring charges...............       100.4        104.4
Depreciation and amortization...................        60.8         51.2
Provision for doubtful accounts.................        65.0         66.8
Translation gains...............................         (.8)        (8.6)
Deferred income taxes...........................       (20.3)       (21.1)
Other...........................................         5.3          3.0
Changes in assets and liabilities:
  Accounts receivable...........................      (115.6)      (148.0)
  Inventories.................................        (111.5)      (125.1)
  Prepaid expenses and other....................       (16.8)       (27.2)
  Accounts payable and accrued liabilities......       (40.2)       (31.5)
  Income and other taxes........................         3.9          4.9
  Noncurrent assets and liabilities.............        18.8         (4.3)
                                                      ------       ------

Net cash provided(used)by operating activities..       109.7        (13.6)
                                                      ------       ------
Cash flows from investing activities:
Capital expenditures...........................       (123.3)      (110.9)
Disposal of assets.............................          6.2          7.2
Other investing activities.....................        (16.4)         (.6)
                                                      ------       ------
Net cash used by investing activities..........       (133.5)      (104.3)
                                                      ------       ------
Cash flows from financing activities:
Cash dividends.................................       (142.7)      (135.7)
Debt, net (maturities of three months or less).        339.8        202.9
Proceeds from short-term debt..................         38.6         76.6
Retirement of short-term debt..................        (37.0)      (116.2)
Proceeds from long-term debt...................           --        100.0
Retirement of long-term debt...................          (.2)         (.5)
Repurchase of common stock.....................       (182.7)       (75.0)
Proceeds from exercise of stock options........         23.9         17.5
                                                      ------       ------
Net cash provided by financing activities......         39.7         69.6
                                                      ------       ------
Effect of exchange rate changes on cash
    and equivalents............................        (20.2)         3.6
                                                      ------       ------
Net decrease in cash and equivalents...........         (4.3)       (44.7)
Cash and equivalents beginning of period.......        105.6        141.9
                                                      ------       ------
Cash and equivalents end of period.............       $101.3       $ 97.2
                                                      ======       ======
The accompanying notes are an integral part of these statements.

                             AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1998 Annual Report to Shareholders. The interim financial statements are unaudited but include all adjustments, consisting of normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim financial periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                          AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash provided (used) by operating activities" includes the following cash payments for interest and income taxes:

                                                 Nine months ended
                                                   September 30
                                                  ----------------
                                                 1999         1998
                                                 ----         ----

Interest.................................       $ 34.0     $  30.3
Income taxes, net of refunds received....        117.9       124.8

Noncash financing activities include $45.5 of common stock repurchased in September 1999 not settled until October 1999.

3.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three and nine months ended September 30, 1999 and 1998, the number of shares used in the computation of basic and diluted earnings per share are as follows:


                                 Three Months ended   Nine Months ended
                                   September 30          September 30
                                   ------------           ------------
                                1999        1998      1999        1998
                                ----        ----      ----        ----
    Basic EPS:
    Weighted-average shares   260.40      263.16    261.31      263.42

    Incremental shares from
       assumed conversion of
       stock options            2.53        2.62      2.90        1.80
                              ------      ------    ------      ------
    Diluted EPS:
    Adjusted weighted-
    average shares            262.93      265.78    264.21      265.22
                              ======      ======    ======      ======

     The Company purchased approximately 5,895,800 shares of common stock for $228.2 during the first nine months of 1999, as compared to approximately 2,211,000 shares of common stock for $75.0 during the first nine months of 1998. Of the 5,895,800 shares repurchased, 1,779,800 shares repurchased for $45.5 in September 1999 were not settled until October 1999. Accordingly, $45.5 has been included in Other accrued liabilities on the Consolidated Balance Sheet.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)

4.  INVENTORIES

                               September 30            December 31
                                       1999                   1998
                                       ----                   ----

    Raw materials................    $166.5                 $140.6
    Finished goods...............     411.0                  397.8
                                     ------                 ------
                                     $577.5                 $538.4
                                     ======                 ======

5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.18 and $.54 for the three and nine months ended September 30, 1999, respectively, and $.17 and $.51 for the corresponding 1998 period. On February 4, 1999, the Company increased the annual dividend rate to $.72 from $.68.

6.  CONTINGENCIES

    Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon.

    In 1991, a class action suit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). This lawsuit alleges various contract and securities law claims relating to the PERCS (which were fully redeemed that year). Avon has rejected the assertions in this case, believes it has meritorious defenses to the claims and is vigorously contesting this lawsuit. It is anticipated that a trial may take place as early as Spring 2000.

    In the opinion of Avon's management, based on its review of the information available at this time, the difference, if any, between the total cost of resolving such contingencies and reserves recorded by Avon at September 30, 1999 should not have a material adverse impact on Avon's consolidated financial position, results of operations, or cash flows.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except share data)


7.  COMPREHENSIVE INCOME

    For the three and nine months ended September 30, 1999 and 1998, the components of comprehensive income are as follows:

                               Three Months ended      Nine Months ended
                                 September 30             September 30
                               ------------------       ----------------
                                 1999       1998         1999       1998
                                 ----       ----         ----       ----

Net Income                     $ 88.2     $ 41.5      $ 160.7    $ 121.9
     Other comprehensive income
     (loss):
      Change in equity due to
      foreign currency
      translation and
      transaction adjustments    (4.8)      (1.2)       (45.0)     (18.9)
                               ------     ------      -------     ------

Comprehensive income           $ 83.4     $ 40.3      $ 115.7    $ 103.0
                               ======     ======      =======     ======

8.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, the Company announced a worldwide business process redesign program in order to streamline operations and improve profitability, through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $46.0 pretax ($38.6 net of tax, or $.14 per diluted share) and $154.4 pretax ($122.8 net of tax, or $.46 per diluted share) for the three months and nine months ended September 30, 1998, respectively.

     For the nine months ended September 30, 1999, special and non-recurring charges related to this program totaled $151.2 pretax ($121.9 net of tax, or $.46 per share on a basic and diluted basis).

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

     For the nine months ended September 30, 1999, special and non-recurring charges by business segment are as follows:

North America                  $  33.6
Latin America                     14.7
Europe                            69.8
Pacific                           11.8
Corporate                         21.3
                               -------
   Total                       $ 151.2
                               =======

    For the nine months ended September 30, 1999, special and non-recurring charges by category of expenditures are as follows:

                               Special         Cost of
                                Charge       Sales Charge       Total
                               -------       ------------       -----
Employee Severance Costs       $  57.0                        $  57.0
Inventories                                    $  46.0           46.0
Write-down of Assets to
  Net Realizable Value            26.4                           26.4
Recognition of Foreign Currency
   Translation Adjustment          9.8                            9.8
Other                             12.0                           12.0
                               -------          ------         ------
   Total                       $ 105.2         $  46.0        $ 151.2
                               =======         =======        =======

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

    The liability balance at September 30, 1999 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1998   $ 28.5             $   -        $ 28.5
Provision                       105.2              46.0         151.2
Cash expenditures               (51.0)                          (51.0)
Non-cash write-offs             (41.3)            (46.0)        (87.3)
                               ------             -----        ------
Balance at September 30, 1999  $ 41.4             $   -        $ 41.4
                               ======             =====        ======

    The balance at September 30, 1999 relates primarily to employee severance costs that will be paid during 1999 and 2000.

                           AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                      Three Months Ended
                                         September 30
                                      ------------------
                                   1999                   1998
                                   ----                   ----
                               Net     Operating      Net     Operating
                              Sales     Profit       Sales     Profit
                              -----    ---------     -----    ---------

North America:
   U.S.                    $  405.7     $   57.0   $  413.0    $   56.5
   Other*                      66.0          8.0       65.7         6.1
                           --------     --------   --------    --------
   Total                      471.7         65.0      478.7        62.6
                           --------     --------   --------    --------


International:
   Latin America              398.6         91.3      416.2        91.6
   Pacific                    178.9         24.5      148.3        15.0
   Europe                     201.4         25.3      190.0        16.5
                           --------     --------   --------    --------
   Total                      778.9        141.1      754.5       123.1
                           --------     --------   --------    --------

Total from operations      $1,250.6     $  206.1   $1,233.2    $  185.7
                           ========     --------   ========    --------
Global expenses                            (58.1)                 (57.0)
Special and non-recurring charges              -                  (46.0)
                                        --------               --------
Operating profit                        $  148.0               $   82.7
                                        ========               ========

*Includes operating information for Puerto Rico, Dominican Republic, Canada and for Discovery Toys in 1998 only.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

                                    Nine Months Ended
                                      September 30
                                      ------------------
                                   1999                   1998
                                   ----                   ----
                               Net     Operating      Net    Operating
                              Sales     Profit       Sales     Profit
                              -----    ---------     -----    --------

North America:
   U.S.                    $1,264.5     $  225.5   $1,232.0   $  207.0
   Other*                     190.0         28.2      192.7       21.6
                           --------     --------   --------   --------
   Total                    1,454.5        253.7    1,424.7      228.6
                           --------     --------   --------   --------

International:
   Latin America            1,169.4        245.9    1,204.5      236.8
   Pacific                    505.5         60.8      446.0       36.1
   Europe                     593.1         74.7      588.6       63.5
                           -------      --------   --------   --------
   Total                    2,268.0        381.4    2,239.1      336.4
                           --------     --------   --------   --------

Total from operations      $3,722.5     $  635.1   $3,663.8   $  565.0
                           --------     --------   --------   --------
Global expenses                           (177.8)               (165.6)
Special and
   non-recurring charges                  (151.2)               (154.4)
                                        --------              --------
Operating profit                        $  306.1              $  245.0
                                        ========              ========

*Includes operating information for Puerto Rico, Dominican Republic, Canada and for Discovery Toys in 1998 only.

10.  OTHER FINANCING ACTIVITIES

     At September 30, 1999, the Company had entered into forward contracts to purchase approximately 2,913,200 shares of Avon common stock at an average rate of $40.65 per share as of September 30, 1999. The contracts mature over the next 2 years and provide for physical or net settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized. Subsequent to September 30, 1999, 480,000 shares were purchased under these contracts.

11.  SUBSEQUENT EVENTS

     In October 1999, the Company's Board of Directors approved a significant acceleration of the Company's share repurchase program. This will substantially complete the Company's current $1.1 billion buyback program, which had been scheduled to run through 2001.

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

     Subsequent to September 30, 1999, the Company purchased approximately 17 million shares of its common stock for approximately $488.0 under this program, funded by short-term borrowings.

     In November of 1999, the Company issued $500.0 of notes payable (the "Notes") in a private offering to institutional investors. The Notes are unsubordinated, unsecured obligations of the Company. $200.0 of the Notes bear interest at a per annum rate equal to 6.90% and mature on November 15, 2004 and will be repaid at par. $300.0 of the Notes bear interest at a per annum rate equal to 7.15% and mature on November 15, 2009 and will be repaid at par. Interest on the Notes is payable semi-annually. The indenture under which the Notes were issued limits the incurrence of indebtedness, and the restricting of sales and leaseback transactions, sales of assets and transactions involving mergers, sales or consolidation. The proceeds from this issuance will be used for general corporate purposes, including repayment of outstanding short-term borrowings incurred to finance the acceleration of the Company's share repurchase program discussed above.

     In connection with the offering, Avon entered into a five-year and ten-year interest rate swap contract with notional amounts of $200.0 and $300.0, respectively to effectively convert fixed interest to a variable interest rate, based on commercial paper rates.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

Results of Operations

Consolidated

     Consolidated net sales for the three-month and nine-month periods of 1999 increased 1% and 2%, respectively, over the same periods of 1998. Third quarter sales improvements in the Pacific and Europe regions were partially offset by declines in Latin America, primarily Brazil, and in North America. The year-to-date sales growth reflected increases in North America, primarily in the U.S., and in International. Excluding the impact of foreign currency exchange, consolidated net sales rose 8% and 9% in the three-month and nine-month periods of 1999, respectively, over the comparable periods of the prior year.

     Gross margin as a percentage of sales increased 1.6 percentage points in the third quarter and 1.2 percentage points in the nine-month period of 1999 compared to the same periods of 1998. The cost of sales for the nine months ended September 30, 1999 and 1998 include one-time charges of $46.0 and $37.9, respectively, for inventory write-downs related to the Company's business process redesign ("BPR") program. See Note 8 for further detail. Excluding these charges, the gross margin increased 1.5 percentage points on a September year-to-date basis. The higher gross margin in both the third quarter and year-to-date period resulted from improvements in all regions, most significantly in the U.S, Japan, the United Kingdom, Germany, Mexico, Argentina and Central Europe. Third quarter improvements were partially offset by a gross margin decline in Brazil.

     Marketing, distribution and administrative expenses increased $11.3 (2%) and $30.9 (2%) in the third quarter and nine-month periods of 1999, respectively, over the same periods of 1998 primarily due to increases in the U.S., Mexico and Japan as well as higher global expenses, partially offset by lower expenses in Brazil and Russia. Operating expenses increased slightly as a percentage of sales to 51.0% in the third quarter of 1999 from 50.8% in 1998, and to 50.7% in the first nine months of 1999 from 50.6% in the first nine months of 1998. 1999 expense ratio improvements in Brazil, Central Europe and China were more than offset by unfavorable expense ratios in Mexico, Argentina, Germany, and the U.S.

     The nine months ended 1999 and 1998 results include special charges of $105.2 and $116.5, respectively for the Company's BPR program. The third quarter 1998 results also include special charges of $46.0 related to the BPR program. These charges are primarily related to employee severance benefits worldwide, as well as facility reorganizations. See Note 8 for further detail.

                      AVON PRODUCTS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              (Dollars in millions, except share data)

     Interest expense increased to $11.6 in the third quarter of 1999 as compared with $11.0 in 1998, and to $33.1 in the first nine months of 1999 compared with $30.4 in 1998 primarily as a result of increased domestic borrowings.

     Interest income decreased $.9 in the third quarter of 1999 due to lower average short-term investments as well as lower interest rates in Brazil. For the nine-month period, interest income decreased $3.7 compared to prior year primarily due to a Mexico tax refund claim recognized in June 1998.

     Other expense (income) of $2.5 in the third quarter of 1999 was $4.0 unfavorable to the comparable period of 1998 mainly due to unfavorable net foreign exchange in 1999. However, other expense (income) of ($4.6) for the nine-month period of 1999 was $7.2 favorable over the nine-month period of 1998 due primarily to favorable net foreign exchange resulting from gains on Brazilian currency forward contracts.

     Excluding the special charges, the effective tax rate for the third quarter 1999 was 35.1% versus 36.0% for the third quarter 1998 due to the earnings mix and tax rates of international subsidiaries. Excluding the special and non-recurring charges, the effective tax rate was 35.8% for the first nine months of 1999 compared to 36.6% in the comparable period of 1998. The tax benefit on the charges in 1999 was 19.4% due to the mix of countries and tax jurisdictions incurring the charges.

     Minority interest decreased $2.0 and $2.8 in the third quarter and nine-month period of 1999, respectively, compared to 1998, primarily due to lower losses in Japan and China in 1999.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

North America

     Net sales decreased 1% in the third quarter while net sales for the nine-month period of 1999 grew 2% over prior year. The U.S. business, which represents almost 90% of the North American segment, reported a sales decline of 2% for the third quarter and a 3% increase for the September year-to-date period. The third quarter decline resulted from a 6% decrease in the number of units sold as well as a 1% decrease in active Representatives. U.S. sales of cosmetics, fragrance and toiletries ("CFT") decreased 10% during the third quarter primarily due to underperformance of women's new products, particularly Forever Amber and Skintrition. Additionally, the existing line underperformed primarily due to less exposure in the brochure in 1999. However, within the CFT category, color cosmetics had a strong increase particularly in the face and eye segment due to new product launches. The third quarter sales decline also reflects decreases in the apparel category mainly due to the rebalancing of resources to support more profitable segments. These decreases were partially offset by growth in the

                         AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in millions, except share data)

fashion jewelry and accessories category driven by higher sales of fine jewelry and strong sales in the novelty jewelry segment which included such innovative products as Solar Magic, Four Way Locket and children's giftsets. Sales of gift and decorative items and home entertainment products also increased during the third quarter primarily due to a focus on religious and inspirational products.

     On a September year-to-date basis, sales in the U.S. increased 3% due to growth in the fashion jewelry and accessories category reflecting success of sterling silver and bolder jewelry designs, the introduction of licensed luggage and strong performance in watches and handbags. Additionally, the home entertainment and gift and decorative category posted double-digit percentage increases reflecting increased sales of inspirational and religious products. These year-to-date improvements were partially offset by continued declines in CFT and apparel categories.

     Operating profit in North America increased 4% and 11% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. This improvement is primarily attributable to a higher gross margin in the U.S. due to supply chain cost improvements and pricing in the non-CFT categories and product category management, partially offset by an unfavorable expense ratio due to increased spending on strategic initiatives such as the internet and the opening of express and beauty centers.

International

     International U.S. dollar net sales for the third quarter and first nine months of 1999 increased 3% and 1%, respectively, over the comparable periods in 1998. Sales growth in the Pacific and Europe regions was partially offset by a decline in Latin America for both the third quarter and nine-month period of 1999. However, excluding the effect of foreign currency exchange, sales increased 14% and 13% during the third quarter and first nine months of 1999, respectively.

     The sales improvement in the Pacific region for both the third quarter and first nine months of 1999 was driven by strong increases in units and customers served in the Philippines, Australia and Taiwan. Local currency sales in Japan decreased due to a lower average order size. However, Japan's U.S. dollar sales increased significantly due to favorable currency impact. Excluding the effect of foreign currency exchange, sales in the Pacific increased 7% and 6% in the third quarter and first nine months of 1999, respectively.

                         AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)

     In Europe, sales increased 6% and 1% in the third quarter and nine-month period of 1999, respectively, due to growth in the United Kingdom and Central Europe, partially offset by declines in Russia and Germany. A higher average order size and increased distributorship sales fueled the increase in the United Kingdom. Additionally, in the United Kingdom, the launch of a new brochure to enhance Avon's image contributed to the sales growth. The improvement in Central Europe, primarily in Poland, resulted from continued increases in units, customers served and active Representatives. Poland's success reflects strong growth in the CFT category, increased Representative retention and a change in the campaign cycle including a new brochure every 4 weeks versus 6 weeks in prior year. Sales were lower in Russia due to the continued economic crisis and ruble devaluation, and in Germany due to a weak economic environment. Excluding the impact of exchange, Europe sales grew 17% and 11% in the third quarter and first nine months of 1999, respectively.

     The U.S dollar sales decline in Latin America resulted from significant decreases in Brazil as a result of the real devaluation and in Argentina as a result of weak economic conditions. These declines were partially offset by sales growth in Mexico, Venezuela and Central America. Mexico's sales increase during the third quarter resulted mainly from inflation-related price increases in 1999; however, September year-to-date increases resulted from both operational growth including new product launches in the cosmetics, home and fashion lines as well as economic growth reflecting consumer price increases. Central America posted double-digit increases in units, customers served and active Representatives in both the third quarter and nine-month period in 1999. Excluding the impact of exchange, sales in Latin America increased 15% and 18% in the third quarter and first nine months of 1999, respectively. Local currency sales and units continue to grow over 20% in Brazil in both the third quarter and first nine months of 1999. Active Representatives in Brazil were also up double-digits driven by recruiting and retention strategies in place including strong training and incentive programs.

     International operating profit increased 15% and 13% in the third quarter and nine-month period of 1999, respectively, compared to the same periods in 1998.

     Operating profit growth in the Pacific of 63% and 69% in the third quarter and first nine months of 1999, respectively, resulted from U.S. dollar sales growth, discussed above, and operating margin improvements in nearly all markets, most significantly in Japan and China. Japan's gross margin improved due to product cost savings initiatives in CFT and improved sourcing decisions for non-CFT as well as a business-wide product

                           AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


profitability screening process that led to the elimination of many low-margin products in the apparel and jewelry segments. Additionally, BPR efforts continue to generate significant savings across all expense areas in Japan. China's year-to-date improvement in 1999 reflects the suspension of operations for most of the second quarter of 1998 due to governmental restrictions on direct-selling companies. However, China's operating margin improved significantly during the third quarter of 1999, which was on a comparable basis to prior year, due to a shift in sales mix to higher margin items. Philippines and Taiwan also reported increases in operating profit driven primarily by the sales growth, discussed above. As a result, the operating margin in the Pacific was up 3.5 points and 3.9 points for the third quarter and first nine months of 1999, respectively, over prior year.

     In Latin America, operating profit was level in the third quarter but increased 4% in the nine-month period of 1999 compared to the same periods in 1998. For the third quarter period, continued declines in Brazil resulting from the real devaluation in 1999 were offset by increases in Mexico and Venezuela. Higher operating profit in Mexico resulted from the sales growth and gross margin improvement, partially offset by increased advertising expense and incentive programs in 1999. The year-to-date 4% operating profit increase was due to improvements in Mexico and Venezuela driven by higher sales and, to a lesser extent, in Brazil due to aggressive cost reduction efforts and strict expense management. Brazil reported a
4.0 point operating margin improvement in the first nine months of 1999. These improvements were partially offset by declines in Argentina and Chile due to the sales shortfalls and weak economic conditions.

     The Brazilian real devalued significantly in January 1999 and, as a result, negatively affected Brazil's U.S. dollar results in 1999. Brazil's third quarter and September year-to-date 1999 sales, although up over 20% in local currency, were down approximately 20% in U.S. dollars due to the devaluation. In response to this situation, several actions have been taken by local management to offset the devaluation, including a focused effort directed at vendor negotiations and additional local sourcing to reduce imports.

     Operating profit in Europe increased 54% and 18% in the third quarter and nine-month period of 1999, respectively. This improvement was primarily driven by increases in the United Kingdom, Central Europe and Italy. The United Kingdom continues to focus on category and customer growth, image enhancement and expense control. For both the third quarter and nine-month period of 1999, the United Kingdom, Central Europe and Italy reported significant growth in operating margins due to higher gross

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in millions, except share data)

margins which resulted from a continuing focus on pricing strategies and improved profitability of non-CFT categories. Additionally, Russia's third quarter operating results were slightly above last year due to substantial reduction in their operating expenses. However, on a year-to-date basis, the improvements in the above markets were partially offset by declines in Russia resulting from the ruble devaluation during the second half of 1998. Management in Russia will continue to manage expenses tightly and seek to increase market share and improve margins through pricing flexibility and tight expense management.

Global Expenses

     Global expenses increased 2% and 7% in the third quarter and first nine months of 1999, respectively, over the same periods in 1998 primarily due to increased investments in global marketing, research and development and information technology systems, as well as costs related to the work on the Company's new strategic initiatives.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $345.5 in the first nine months of 1999 compared with a decrease of $307.5 in the comparable period of 1998. The $38.0 variance primarily reflects increased repurchases of common stock, an unfavorable effect of foreign currency exchange, increased cash used for investing activities due to the acquisition of the remaining interest in a manufacturing facility in Poland and higher capital expenditures, including a new manufacturing and distribution facility in Mexico. These uses of cash were partially offset by lower net cash used by operations reflecting a higher net income (adjusted for the non-cash portion of the special charges), a favorable consolidated working capital level and a higher cash usage in 1998 related to the funding of the Company's benefit plans.

     For the first nine months of 1999, the Company purchased approximately 5,895,800 shares of common stock for $228.2 compared with $75.0 spent for the repurchase of approximately 2,211,000 shares during the comparable period in 1998. Of the 5,895,800 shares repurchased, 1,779,800 shares repurchased for $45.5 in September 1999 were not settled until October 1999. Accordingly, $45.5 has been included in Other accrued liabilities on the Consolidated Balance Sheet.

     In October 1999, the Company's Board of Directors approved a significant acceleration of the Company's share repurchase program. This will substantially complete the Company's current $1.1 billion buyback program, which had been scheduled to run through 2001. See Note 11 for further detail of this program.

                          AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in millions, except share data)

Capital Resources

     Total debt increased $344.1 to $600.4 from $256.3 at December 31, 1998, principally due to normal seasonal working capital requirements and borrowings to support the continuing stock buyback program. Total debt of $600.4 at September 30, 1999 was $104.8 higher than total debt of $495.6 at September 30, 1998 primarily to fund the accelerated stock buyback program in 1999. In addition, at September 30, 1999 and December 31, 1998, other non-current liabilities include approximately $107.9 and $112.4, respectively, related to securities lending activities.

     At September 30, 1999, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $330.0 was outstanding at September 30, 1999. At September 30, 1999, there were $10.0 of borrowings outstanding under uncommitted lines of credit.

     Subsequent to September 30, 1999, the Company purchased approximately 17 million shares of its common stock for approximately $488.0 under this program, funded by short-term borrowings.

     As discussed in Note 11 to the Consolidated Financial Statements the Company issued $500.0 of unsubordinated, unsecured notes payable in a private offering to institutional investors. The proceeds from this issuance will be used for general corporate purposes, including the repayment of outstanding short-term borrowings incurred to finance the acceleration of the Company's share repurchase program discussed above.

     In connection with the offering, Avon entered into a five-year and ten-year interest rate swap contract with notional amounts of $200.0 and $300.0, respectively to effectively convert fixed interest to a variable interest rate, based on commercial paper rates.

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

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (Dollars in millions, except share data)

Working Capital

     As of September 30, 1999, current liabilities exceeded current assets by $252.4, while at December 31, 1998 current assets exceeded current liabilities by $11.9. The increase of current liabilities over current assets of $264.3 was primarily due to the increase in net debt (debt less cash and equivalents), as discussed in the Debt section, and other accrued liabilities, mainly due to the accrual for special and non-recurring charges, partially offset by a decrease in accounts payable and increase in inventories, reflecting the seasonal pattern of Avon's operations.

      Although current liabilities exceeded current assets at September 30, 1999, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. At September 30, 1999, the large excess of current liabilities over current assets reflects the aforementioned acceleration of the Company's share repurchase program and the related short-term borrowings, pending issuance of long term debt discussed in Note 11. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     At September 30, 1999, the Company had a five-year interest rate swap contract with a notional amount of $50.0 to effectively convert fixed interest on a portion of the $100.0 bonds to a variable interest rate, based on LIBOR.

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

     At September 30, 1999, the Company held foreign currency forward contracts with notional amounts totaling $376.7 and option contracts with notional amounts totaling $20.0 to hedge foreign currency items. Only $40.7 of these contracts have maturities after 1999. Also outstanding at September 30, 1999 were foreign contracts totaling $15.0 which do not qualify as hedging transactions under the current accounting definitions and accordingly, have been marked to market. The mark-to-market adjustment at September 30, 1999 was insignificant. The Company's risk of loss on the options in the future is limited to premiums paid, which are insignificant.

    At September 30, 1999, the Company has entered into forward contracts to purchase approximately 2,913,200 shares of Avon common stock at an average rate of $40.65 per share as of September 30, 1999. The contracts mature over the next 2 years and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized. Subsequent to September 30, 1999, 480,000 shares were purchased under these contracts.

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

     The Company commenced its worldwide Year 2000 initiative in early 1996. The Company has developed a comprehensive project plan as a means for ensuring that all information technology ("IT") systems, including applications, operating systems, mainframe, mid range and client server platforms, all non- information technology ("Non-IT") systems, including embedded applications and equipment and key third parties are Year 2000 compliant by December 31, 1999. The Company has identified high risk applications that are critical to its business, recognizing the fact that timely compliance of these systems is crucial, and, therefore, has designed its programs to address these systems first. Furthermore, the Company has established a project team to identify and address the Company's Year 2000 risks and issues in an attempt to ensure the integrity and reliability of the Company's information systems and business processes.

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

      The Applications Software section includes the conversion of both in-house developed and vendor-supplied software applications. In-house developed software that is not Year 2000 compliant has undergone remediation of its application, whereas non-compliant vendor provided software has been upgraded or replaced, where available by the supplier. This section's testing phase, which includes procedures for independent validation and verification of code has been completed. In addition, end-to-end testing to verify the data integrity of internal and external system interfaces has also been completed.

     Validation of Third Party Compliance includes the process of recognizing, prioritizing and communicating with key suppliers and service providers with whom the Company has a direct and significant relationship and are believed to be critical to its business operations. The validation of third party compliance and preparation of any necessary contingency plans has been completed. Follow-up reviews are scheduled for the remainder of 1999.

     The Embedded Systems section includes all hardware, software and associated embedded computer chips that are utilized in operating and maintaining the internal functions of the Company's facilities, i.e. climate control systems. The Company has elected to employ a regional-based strategy for addressing Year 2000 compliance of its embedded systems. Both the U.S. and international operations have completed the remediation and testing of embedded systems.

                             AVON PRODUCTS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (Dollars in millions, except share data)

Costs

     The total estimated cost associated with achieving worldwide Year 2000 compliance will be approximately $32.7, of which $28.3 has been spent to date. Replacement costs and costs associated with the validation of third party compliance are included in these figures. The Company does not separately track the internal costs incurred for the Year 2000 project, those costs primarily being related to payroll costs for the Company's information systems group. The Company's policy is to expense as incurred information system maintenance and modification costs and to capitalize costs related to system replacement. The costs of the Company's Year 2000 compliance efforts are being funded through operating cash flows.

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

Contingency Plans

     Development of contingency plans has been completed.

Disclaimer

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosure under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 28.

Recent Developments

     On November 4, 1999 the Company announced that its president and chief operating officer, Andrea Jung, has been named president and chief executive officer ("CEO"), succeeding chairman and CEO Charles R. Perrin in his capacity as CEO. Mr. Perrin is retiring from Avon. The Company also announced that outside director Stanley C. Gault, has been elected non-executive chairman of the board of directors. All changes are effective immediately.

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

                            AVON PRODUCTS, INC.
                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits

       Exhibit
       Number                    Description
       ------                    -----------
        27   Financial Data Schedule

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the third quarter of 1999.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  November 15, 1999       By /s/      JANICE MAROLDA
                               ----------------------------------
                                           Janice Marolda
                                        Vice President,
                                          Controller
                                     Principal Accounting Officer

                                     Signed both on behalf of the
                                     registrant and as principal
                                     accounting officer.