Form 10-K
period 1999-12-31
AVON PRODUCTS INC
filed 2000-03-27
CIK 8868

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from     to

Commission file number 1-4881

AVON PRODUCTS, INC.
----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         New York                            13-0544597

----------------------------------------------------------------

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

     The aggregate market value of Common Stock (par value $.25) held by non-affiliates at February 29, 2000 was $6.4 billion.

     The number of shares of Common Stock (par value $.25) outstanding at February 29, 2000 was 237,514,173.


Documents Incorporated by Reference

Parts I and II     Portions of the 1999 Annual Report to Shareholders.
Part III           Portions of the Proxy Statement for the 2000 Annual
                   Meeting of Shareholders.

PART I

ITEM 1. BUSINESS

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, the information set forth herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. ("Avon" or the "Company"), or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following:
General economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing and its management of foreign currency risks; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; the impact of substantial currency exchange devaluations in the Company's principal foreign markets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors as discussed in Item 1 of this Form 10-
K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

General

     The Company is one of the world's leading manufacturers and marketers of beauty and related products, which include cosmetics, fragrance and toiletries (CFT); "beauty plus" which consists of jewelry and accessories and apparel; and "non-core" which consists of gift and decorative and home entertainment products. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, which is conducted in North America, Latin America, the Pacific and Europe. The Company's reportable segments are based on geographic operations. Financial information relating to the reportable segments is incorporated by reference to the analysis of net sales and operating profit by geographic area, and to Note 11 of the Notes to the Consolidated Financial Statements, on pages 31 and 56, respectively, in Avon's 1999 Annual Report to Shareholders.

Business Process Redesign

     In October 1997, the Company announced a worldwide business process redesign ("BPR") program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $151.2 pretax ($121.9 net of tax, or $.47 per share on a basic and diluted basis) for the year ended December 31, 1999 and $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998. At December 31, 1999, the remaining liability balance was $26.2 and relates primarily to severance costs that will be paid in 2000.

     BPR initiatives underway are intended to reduce costs by up to $400.0 a year by 2000, with a portion of the savings being reinvested primarily in consumer-focused initiatives. Total savings from BPR initiatives for 1999 approximated $250.0.

Global Business Strategy

     In 1999, the Company adopted a new strategic plan to drive revenue growth and expand its customer base around the world by building on the Company's strength as a beauty marketer and a leading home direct seller. The new strategy includes, but is not limited to, plans to accelerate growth in its core beauty business by growing global brands, expanding market share, upgrading its beauty image and new product innovation; building a global portfolio of jewelry and accessories; developing innovative programs to train, motivate and retain Representatives; exploiting retail opportunities; and developing new businesses. The Company expects that its BPR programs will continue to provide resources to fund these strategic growth initiatives and contribute to earnings growth. Spending for product innovation and advertising are also key components in building a global beauty image and reaching the end consumer. In 2000, the Company will launch its first-ever global advertising campaign and significantly expand its use of Internet technology.

     Avon's global strategies include the following key growth initiatives:

     Direct Selling Contemporization

     The Company continues to contemporize its direct selling channel enabling it to reach women quickly and efficiently by offering Representative training, support and earnings opportunities. The Company is planning to roll out a global Sales Leadership program in its ten largest markets around the world. The Sales Leadership program is a modified multi-level selling system which will give Representatives the opportunity to earn commissions generated from downstream sales of other Representatives they recruit. This program limits the number of levels to three and continues to focus on individual product sales.

     The Company also plans to implement a Representative development strategy in 2000. This strategy will focus on the professional training and development of its Representatives through the introduction of the Avon Beauty Advisor. Beauty Advisor training will include an in-home study package as well as seminars where Representatives will be trained to do beauty makeovers, where permissible, and consultations. In addition to introducing the Avon Beauty Advisor, the Company has formed an alliance with a sales motivation company to introduce a series of Avon-sponsored training materials and seminars called "Success by Design". Avon is also developing enhanced Representative training to support the Sales Leadership opportunity, including a certification process for each Leadership level.

     In addition to the Sales Leadership program and Representative development strategy, the Company is planning to build and relaunch its Avon.com Internet site in the United States with a technology partner. The site will feature Avon's full product line and will be designed to help its U.S. sales Representatives build their own Avon business by enabling them to sell online through their own personalized web pages, developed in partnership with the Company. The Representatives can tailor their web pages to their specific customer bases by promoting particular products, targeting specific age groups and consumer segments, and reflecting seasonal interests and regional tastes. These "e-Representatives" will be able to conduct all aspects of their Avon business online, including customer prospecting, ordering, getting account status and making payments. Avon will also sell products directly to consumers if they choose not to purchase through a Representative.

     Additionally, the Company annually produces more than 600 million brochures in a dozen languages, utilizing common imagery and layouts from a single global database to enhance its global beauty image. In 2000, Avon plans on incremental spending to upgrade the quality of brochures, in several of its largest markets, including the U.S.

     Complementary Access

     To accelerate growth in established industrial nations such as the U.S., Western Europe and Japan, the Company has developed new channels to reach more customers and improve access to its products through Avon Beauty Centers and Express Centers in the U.S., toll-free telephone numbers, direct mail and "on line" shopping via the Internet on Avon's web site, Avon.com. Avon Beauty Centers, located in urban malls across the United States, are designed to display an upscale beauty image, showcase the Company's beauty brands and encourage customer trial of product. Avon Express Centers also provide easy access to products and allow Representatives to fill orders immediately, rather than waiting for campaign deliveries. In 2000, Avon intends to implement a more integrated Internet strategy beginning with the U.S. to focus on improving access and accelerating growth. These complementary access programs will further increase Avon's brand awareness and drive its global beauty image.

     Access strategies also have helped reach new customers in the Pacific Region. For example, the Philippines, India and Indonesia use decentralized branches and satellite stores to serve Representatives and customers. Representatives come to a branch near their homes to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce the Company's beauty image. In Malaysia, Avon has 180 franchised beauty boutiques, which are staffed by franchise Representatives and are located in areas with high concentrations of Representatives. The boutiques provide more direct and personal service to Representatives and their customers. Additionally, in China and Taiwan, beauty counters managed by Avon Representatives are in retail store chains.

     The Company is exploring potential retail opportunities in the U.S., including a franchising opportunity for women who would own their own Avon retail store or kiosk and a "store within a store" concept developed through a joint venture with a major retailer.

     Image Enhancement

     The Company continues to update the image of its core beauty products and its portfolio of global beauty brands. In the past five years, CFT products have all undergone extensive upgrades in packaging, imaging and formulations, consistent with the global brand strategy. These contemporary products project a consistent, high quality image in all markets and include brands such as Anew, Skin-So-Soft, Avon Color, Far Away, Rare Gold, Millennia, Perceive, Starring, Avon Skin Care and Women of Earth. Global brands are growing rapidly as a percentage of the Company's worldwide CFT business and in 1999, they accounted for 51% of core beauty sales. The Company plans on launching three global hair care brands and launching a global jewelry and fashion accessories line around the world. The development of global brands has also enabled the Company to deliver a consistent beauty image around the world, as well as improve margins through pricing and supply chain efficiencies. Avon is also marketing a more vibrant beauty image through increased advertising and image-building programs focused on the consumer. In 2000, the Company intends to launch its first-ever global advertising campaign entitled "Let's Talk", increase investments in product sampling and development and upgrade the quality of its brochure to further build its worldwide beauty image.

In 1998, an important image enhancement came with the opening of the Avon Centre, a spa, salon and retail store located in Trump Tower, New York City. The Avon Centre emphasizes health and beauty and offers a selection of Avon beauty products created exclusively for use at the Avon Centre.

     Through these strategic initiatives designed to focus on high-quality, affordable products, as well as convenience for the customer, Avon is not only positioned for continued growth but also as a leading beauty company.

International Expansion

     Avon is one of the most widely recognized brand names in the world. The Company is particularly well positioned to capitalize on growth in new international markets due to high demand for quality products, underdeveloped retail, infrastructures and relatively attractive earnings opportunities for women. The Company presently has operations in 50 countries outside the United States and its products are distributed in 86 more for coverage in 137 markets, and it continues to expand into new markets. The Company has entered 24 new markets since 1990, including Russia and China and rapidly emerging nations throughout Central Europe, and is currently evaluating several other markets in Eastern Europe and the Pacific region.

Distribution

     Avon's products are sold worldwide by approximately 3.0 million Representatives, approximately 445,000 of whom are in the United States. Almost all Representatives are women who sell on a part-time basis. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them to their customers.

     The Company's products are sold to customers through a combination of direct selling and marketing utilizing independent Representatives, Avon Beauty Centers, Express Centers in urban areas, the mail, phone, fax or "on-line". Representatives go where the customers are, both in the home and in the workplace.

     In the United States, the Representative contacts customers, selling primarily through the use of brochures which also highlight new products and specially-priced items for each two-week sales campaign. Product samples, demonstration products and selling aids such as make-up color charts are also used. Generally, the Representative forwards an order every two weeks to a designated distribution center. This order is processed and the products are assembled at the distribution center and delivered to the Representative's home, usually by a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for their own account. Payment by the Representative to Avon is customarily made when the next order is forwarded to the distribution center. The cost of merchandise to the Representative varies according to the product category and/or to the total order size for each two-week sales campaign and averages approximately 60 percent of the recommended selling price.

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

The current Internet site, Avon.com, with nearly 400,000 visitors a month, also sells a limited line of CFT products directly to consumers. In 2000, the Company plans to launch a completely new Avon.com in the U.S., with implementation in certain key markets within about one year of the U.S. launch. The new online initiative will be available to all Representatives and offer a complete line of Avon products 24 hours a day, 7 days a week, with no geographic boundaries.

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

Promotion and Marketing

     Sales promotion and sales development activities are directed at assisting the Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, especially working women and other individuals who frequently are not at home, specially designed sales aids, promotional pieces, customer flyers and product and image enhancing media advertising are used. In addition, Avon seeks to motivate its Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the district managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

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

     Avon believes that the personalized customer service offered by its Representatives; the high quality, attractive designs and reasonable prices of its products; new product introductions; innovative CFT products; and its guarantee of satisfaction are significant factors in establishing and maintaining its competitive position.

     Avon's consolidated net sales, by classes of principal products, are as follows:

                                              Years ended December 31
                                              -----------------------
                                             1999      1998      1997
                                             ----      ----      ----
Cosmetics, fragrance and toiletries      $3,226.1  $3,176.6  $3,093.9

Beauty Plus:
    Jewelry and accessories                 455.4     408.1     370.2
    Apparel                                 556.1     567.7     565.6
                                          1,011.5     975.8     935.8

Non-core*                                 1,051.5   1,060.3   1,049.7
Total net sales                          $5,289.1  $5,212.7  $5,079.4

* Non-core category primarily includes gift and decorative and home entertainment items.


International Operations

     Avon's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

     Avon's international operations are conducted primarily through subsidiaries in 50 countries and Avon's products are distributed in some 86 other countries.

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

     Avon has eighteen manufacturing laboratories around the world, one of which is principally devoted to the manufacture of fashion jewelry. In the United States, Avon's CFT products are produced in three manufacturing laboratories for the four distribution centers and all Beauty and Express centers. Most products sold in foreign countries are manufactured in Avon's facilities abroad.

     The fashion jewelry line is generally developed by Avon's staff and produced in its manufacturing laboratory in Puerto Rico or by several independent manufacturers.

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

Contingencies

     Although Avon has completed its divestiture of all discontinued operations, various lawsuits and claims (asserted and unasserted), are pending or threatened against Avon. The Company is also involved in a number of proceedings arising out of the federal Superfund law and similar state laws. In some instances Avon, along with other companies, has been designated as a potentially responsible party which may be liable for costs associated with these various hazardous waste sites. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such contingencies should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

SEASONAL NATURE OF BUSINESS

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT; gift and decorative products; apparel; and fashion jewelry. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were 30 percent of total net sales in both 1999 and 1998, respectively, and before one-time charges, fourth quarter operating profit was 35% percent and 37 percent of total operating profit in 1999 and 1998, respectively.

RESEARCH ACTIVITIES

     Avon's research and development department is a leader in the industry, based on the number of new product launches, including formulating effective beauty treatments relevant to women's needs. In addition, Avon's research and development supports its environmental responsibilities.

     A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists extend Avon's own research to deliver new formulas and ingredients. Each year, Avon researchers test and develop more than 600 products in the CFT and Beauty Plus categories.

     Avon has pioneered many innovative products, including Skin-So-Soft, its best-selling bath oil; BioAdvance, the first skin care product with stabilized retinol, the purest form of Vitamin A; and Collagen Booster, the premier product to capitalize on Vitamin C technology. Avon also introduced the benefits of aromatherapy to millions of American women, encapsulated color for the Color-Release line and introduced alpha-hydroxy acid for cosmetic use in the Anew Perfecting Complex products. Today, Avon's Anew product line has been expanded to include technologically advanced products such as Retinol Recovery Complex PM Treatment, Night Force Vertical Lifting Complex, Clearly C 10% Vitamin C Serum and Luminosity Brightening Complex. Night Force employs a patented material named AVC10, a molecule that was engineered by Avon researchers over a three-year period. Luminosity Brightening Complex contains Diamonex, Avon's exclusive skin brightening system. Avon has introduced Hydra Finish Lip Color, the first lipstick developed with 20% water, and Perceive, a fragrance which uses the mood-enhancing effects of pheromone technology. In 2000, the Company will be launching a complete renovation of Avon Color with improved formulas and redesigned packaging, rolling out a reformulated Anew All-In-One skin care regimen and launching Positivity, a new line of skin care products for menopausal women.

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $34.4 million in 1999, $31.4 million in 1998, and $29.9 million in 1997. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of CFT products.

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

EMPLOYEES

     At December 31, 1999, Avon employed 40,500 people. Of these, 8,800 were employed in the United States and 31,700 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases somewhat in December when Christmas shipments are completed.

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

     The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY; the distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. Other properties include four manufacturing laboratories and ten distribution centers in Europe; five manufacturing laboratories and nine distribution centers in Latin America; two manufacturing laboratories and three distribution centers in North America (other than in the United States); and four manufacturing laboratories and ten distribution centers in the Pacific region. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facility in Puerto Rico.

ITEM 3. LEGAL PROCEEDINGS

     Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon.

     In 1991, a class action lawsuit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). This lawsuit alleges various contract and securities law claims relating to the PERCS (which were fully redeemed that year). Avon has rejected the assertions in this case, believes it has meritorious defenses to the claims and is vigorously contesting this lawsuit. It is anticipated that a trial may take place later in 2000.

     In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such contingencies should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

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

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2000 Annual Meeting of Shareholders.

Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:
                                                               Elected
Title                                         Name             Age    Officer
-----                                         ----             ---    -------

Retired Chairman of the Board and Director ..James E. Preston   66    1971(1)

Retired Chief Executive Officer and Director.Charles R. Perrin  54    1998(1)

President and
  Chief Executive Officer and Director... Andrea Jung           41    1997(2)

Executive Vice President
   Chief Operating Officer,
   North America and Global Business
    Operations                            Susan J. Kropf        51    1997(3)
Executive Vice President
   Chief Operating Officer, International
   and New Business Development...........Jose Ferreira         43    1997(4)
Executive Vice President, Asia Pacific....Fernando Lezama       60    1997
Executive Vice President and
   Chief Financial Officer................Robert J. Corti       50    1988
Senior Vice President, General Counsel
  and Secretary...........................Ward M. Miller, Jr.   67    1993
Senior Vice President, Human Resources....Jill Kanin-Lovers     48    1998
Vice President and Controller.............Janice Marolda        39    1998

(1)Charles R. Perrin joined Avon as Vice Chairman and Chief Operating Officer in January 1998 and was later elected Chief Executive Officer, effective July 1998 and Chairman of the Board in May 1999, succeeding James E. Preston in his capacity as Chairman of the Board. Mr. Perrin retired from Avon in November 1999. Also effective November 1999, Ms. Andrea Jung was named President and
CEO, succeeding Mr. Perrin in his capacity as CEO and outside director Stanley C. Gault was elected non-executive Chairman of the Board of Directors.

(2)Andrea Jung was elected President and Chief Executive Officer effective November 1999. succeeding Charles R. Perrin who retired November 1999. Ms. Jung joined Avon in January 1994 as President, Product Marketing and was promoted to Executive Vice President, Global Marketing and New Business in March 1997. In January 1998, she was elected President and was later elected Chief Operating Officer.

(3)Susan J. Kropf was elected Chief Operating Officer, North America and Global Business Operations, effective November 1999. Ms. Kropf has been with Avon for almost thirty years. Prior to this appointment, she had been Executive Vice President and President, North America. She also served as Senior Vice President, U.S. Marketing and as Vice President, Product Development.

(4)Jose Ferreira was elected Chief Operating Officer, International and New Business Development, effective November 1999. Mr.
Ferreira has been with Avon for twenty years. Prior to this appointment, he had been Executive Vice President, Europe, Asia and Africa since January 1999. Prior to that, in 1997, he was promoted to Executive Vice President and President, Asia Pacific.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices per Share of Common Stock by Quarter" on page 42 of Avon's 1999 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1995 through 1999 is incorporated by reference to the "Eleven-Year Review" on pages 60 and 61 of Avon's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     This information is incorporated by reference to "Management's Discussion and Analysis" on pages 29 through 41 of Avon's 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion under the heading "Risk Management Strategies and Market Rate Sensitive Instruments" on page 39 and Note 7 on page 51 of Avon's 1999 Annual Report to Shareholders for information concerning market risk sensitive instruments. Such information is incorporated by reference in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 43 through 58, together with the report thereon of PricewaterhouseCoopers LLP, on page 59, and "Results of Operations by Quarter" on page 42 of Avon's 1999 Annual Report to
Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of
Directors" sections of Avon's Proxy Statement for the 2000 Annual
Meeting of Shareholders. Information regarding executive officers is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2000 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
         ON FORM 8-K
                                                  Annual
                                                  Report to
                                                  Shareholders    Form 10-K
                                                  Page Number     Page Number
                                                  -----------     -----------
(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries

         Consolidated statements of income for
            each of the years in the three-year
            period ended December 31, 1999........     43
         Consolidated balance sheets at
           December 31, 1999 and 1998.............     44
         Consolidated statements of cash flows
           for each of the years in the three-year
           period ended December 31, 1999.........     45
         Consolidated statements of changes in
           shareholders' (deficit)equity for each
           of the years in the three-year period
           ended December 31, 1999................     46
         Notes to consolidated financial
           statements.............................  47-58
         Report of Independent Accountants
           PricewaterhouseCoopers LLP.............     59

(a) 2. Financial Statement Schedule

         Report of Independent Accountants on
            Financial Statement Schedule
           PricewaterhouseCoopers LLP                                S-1
         Consent of Independent Accountants
            PricewaterhouseCoopers LLP                               S-2
         Financial statement schedule for each
           of the years in the three-year period
           ended December 31, 1999...............
                    II.  Valuation and qualifying
                           accounts.............                     S-3

Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a)3.  Exhibits

Exhibit
Number                              Description
------                              -----------
3.1 Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on May 13, 1996
(incorporated by reference to Exhibit 3.1 to Avon's Quarterly
Report on Form 10-Q for the quarter ended June 30, 1996).

3.2    By-laws of Avon, as restated, effective December 2, 1999.

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

4.4 Indenture dated as of November 9, 1999 between Avon as Issuer and The Chase Manhattan Bank, as Trustee relating to the 6.9% Notes due November 15, 2004 and the 7.15% Notes due November 15, 2009
(incorporated by reference to Exhibit 4.4 to Avon's Registration
Statement on Form S-4, Registration Statement No. 333-92333 filed
December 8, 1999).

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

10.5* Supplemental Executive Retirement Plan and Supplemental Life Plan of Avon Products, Inc., as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon's Annual Report on Form 10K for the year ended December 31, 1998).

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


10.13*Stock Option Agreement between Avon and Stanley C. Gault dated November 4, 1999.

10.14* Employment Agreement, dated as of December 11, 1997 between Avon and Charles R. Perrin (incorporated by reference to Exhibit 10.18 to Avon's Annual Report on Form 10-K for the year ended December
31, 1997).

10.15* Stock Option Agreement between Avon and Charles R. Perrin dated December 10, 1997 (incorporated by reference to Exhibit 10.19 to
Avon's Annual Report on Form 10-K for the year ended December 31,
1997).

10.16* Employment Agreement dated as of December 11, 1997 between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31,
1997).

10.17* Form of Employment Agreement, dated as of September 1, 1994, between Avon and certain senior officers (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.18* Avon Products, Inc. Compensation Plan for Non-Employee Directors, effective May 1, 1997 (incorporated by reference to Exhibit 10.22 to Avon's Annual Report on Form 10-K for the year ended December
31, 1997).

10.19* Avon Products, Inc. Board of Directors' Deferred Compensation Plan, amended and restated, effective January 1, 1997
(incorporated by reference to Exhibit 10.23 to Avon's Annual
Report on Form 10-K for the year ended December 31, 1997).

10.20* Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust Company (incorporated by reference to
Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996).

10.21* First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to
Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.22* Stock Option Agreement between Avon and Charles R. Perrin dated June 4, 1998 (incorporated by reference to Exhibit 10.1 to Avon's
Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

10.23* Stock Option Agreement between Avon and Andrea Jung dated June 4, 1998 (incorporated by reference to Exhibit 10.2 to Avon's
Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

13     Portions of the Annual Report to Shareholders for the year ended
December 31, 1999 incorporated by reference in response to Items
1,5 through 8 in this filing.

18     Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle.

21     Subsidiaries of the registrant.

23     Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K).

24     Power of Attorney

27     Financial Data Schedule

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b)    Reports on Form 8-K
       There was no Form 8-K filed during the fourth quarter of 1999.

(c) Avon's Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange
Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration
Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form
10-K.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27 day of March 2000.

                                        Avon Products, Inc.

                                        /s/WARD M. MILLER, JR.
                                        ----------------------
                                        Ward M. Miller, Jr.
                                        Senior Vice President, General
                                        Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature                        Title                     Date
---------                        -----                     ----

      *
---------------
Andrea Jung           President, Chief Executive
                      Officer and Director -
                      Principal Executive Officer    March 9, 2000

      *
---------------
Jose Ferreira, Jr.    Executive Vice President       March 9, 2000
                      and Chief Operating Officer -
                      International and
                      New Business Development

      *
---------------
Susan J. Kropf        Executive Vice President       March 9, 2000
                      and Chief Operating Officer -
                      North America and
                      Global Business Operations

      *
---------------
Robert J. Corti       Executive Vice President,
                      Chief Financial Officer -
                      Principal Financial Officer    March 9, 2000

      *
---------------
Janice Marolda        Vice President and
                      Controller - Principal
                      Accounting Officer             March 9, 2000

      *
---------------
Brenda C. Barnes      Director                       March 9, 2000


      *
---------------
Richard S. Barton     Director                       March 9, 2000


      *
---------------
Stanley C. Gault      Chairman of the
                      Board and Director             March 9, 2000


      *
---------------
Fred Hassan           Director                       March 9, 2000


      *
---------------
Ann S. Moore          Director                       March 9, 2000


      *
---------------
Lawrence A. Weinbach  Director                       March 9, 2000



/s/WARD M. MILLER, JR.
---------------------
Ward M. Miller, Jr. Attorney-in-fact                 March 9, 2000

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2000, appearing in the 1999 Annual Report to Shareholders of Avon Products, Inc., which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
January 27, 2000

CONSENT OF INDEPENDENT ACCOUNTANTS


    We consent to the incorporation by reference in the Registration Statements of Avon Products, Inc. on Form S-8 (Reg. Nos. 33-47209, 33-60218, 33-60918 and 33-65998) of our report dated January 27, 2000 relating to the financial statements which appear in the 1999 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 27, 2000 relating to the financial statement schedule, which appears in this Form 10-K.




PricewaterhouseCoopers LLP
New York, New York
March 27, 2000

AVON PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Years ended December 31


                                           Additions
                                    -----------------------
                        Balance at  Charged to  Charged               Balance
                        beginning   costs and   to other              at end
                        of period   expenses    accounts  Deductions  of
                                                                      period
                           ---------   --------   --------  ---------- -----

1999
Allowance for doubtful
  accounts receivable    $  49.0    $  87.5    $    --    $96.5(a)    $40.0
                         =======    =======    =======    =====       =====

1998
Allowance for doubtful
  accounts receivable    $ $35.5    $  91.3    $    --    $77.8(a)    $49.0
                         =======    =======    =======    =====       =====


1997
Allowance for doubtful
   accounts receivable    $  $36.4    $  80.8   $    --    $81.7(a)    $35.5
                         ========    =======   =======   ======       =====



(a) Accounts written off, net of recoveries and foreign currency translation adjustment.