Form 10-Q
period 2000-03-31
AVON PRODUCTS INC
filed 2000-05-11
CIK 8868

                                CONFORMED COPY

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

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

     The number of shares of Common Stock (par value $.25) outstanding at April 30, 2000 was 237,422,333.

                            Table of Contents
                     Part I.  Financial Information

                                                                     Page
                                                                  Numbers
                                                                  -------

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended March 31, 2000 and
             March 31, 1999.....................................          3

         Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999.................          4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and
             March 31, 1999.....................................          5

         Notes to Consolidated Financial Statements.............       6-11



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition..........      12-19



                   Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....         20

Item 6.  Exhibits and Reports on Form 8-K.......................         21

Signatures......................................................         22

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                           2000        1999
                                                           ----        ----
                                                            (unaudited)

Net sales...........................................   $1,324.9    $1,213.8

Costs, expenses and other:
  Cost of sales* ...................................      497.3       508.2
  Marketing, distribution and administrative expenses     683.2       641.7
  Special charge.....................................         -       105.2
                                                       --------    --------
Operating profit(loss).................................   144.4       (41.3)

  Interest expense..................................       19.9         9.0
  Interest income...................................       (1.8)       (3.2)
  Other expense(income), net.......................        10.3        (7.8)
                                                       --------    --------
Total other expense(income) ........................       28.4        (2.0)
                                                       --------    --------

Income(loss) before taxes and minority interest.....      116.0       (39.3)
Income taxes........................................       41.2        11.4
                                                       --------    --------
Income(loss) before minority interest...............       74.8       (50.7)
Minority interest...................................          -         1.8
                                                       --------    --------
Net income(loss)....................................   $   74.8    $  (48.9)
                                                       ========    ========

Income(loss) per share:
  Basic  ...........................................   $    .31    $   (.19)
                                                       ========    ========
  Diluted...........................................   $    .31    $   (.19)
                                                       ========    ========

*1999 includes a one-time charge of $46.0 for inventory write-downs.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)

                                                       March 31   December 31
                                                         2000         1999
                                                         ----         ----
                                                          (unaudited)

ASSETS
Current assets:
Cash and cash equivalents........................    $   92.3      $  117.4
Accounts receivable..............................       503.2         495.6
Inventories......................................       604.8         523.5
Prepaid expenses and other.......................       201.9         201.3
                                                     --------      --------
Total current assets.............................     1,402.2       1,337.8
                                                     --------      --------

Property, plant and equipment, at cost...........     1,474.0       1,472.0
Less accumulated depreciation....................       744.7         737.2
                                                     --------      --------
                                                        729.3         734.8
                                                     --------      --------
Other assets.....................................       458.2         456.0
                                                     --------      --------
Total assets.....................................    $2,589.7      $2,528.6
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Debt maturing within one year....................    $  504.3      $  306.0
Accounts payable.................................       370.5         435.9
Accrued compensation.............................        97.7         165.8
Other accrued liabilities........................       403.5         411.6
Sales and taxes other than income................        98.0         107.5
Income taxes.....................................       286.4         286.0
                                                     --------      --------
Total current liabilities........................     1,760.4       1,712.8
                                                     --------      --------
Long-term debt...................................       701.2         701.4
Employee benefit plans...........................       398.0         398.1
Deferred income taxes............................        35.3          36.7
Other liabilities................................        87.1          85.7

Shareholders' deficit:
Common stock.....................................        88.1          88.1
Additional paid-in capital.......................       821.7         819.4
Retained earnings................................       868.2         837.2
Accumulated other comprehensive income...........      (352.3)       (349.7)
Treasury stock, at cost..........................    (1,818.0)     (1,801.1)
                                                     --------      --------
Total shareholders' deficit......................      (392.3)       (406.1)
                                                     --------      --------
Total liabilities and shareholders' deficit .....    $2,589.7      $2,528.6
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                            2000         1999
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
Net income(loss)........................................  $ 74.8      $ (48.9)
Adjustments to reconcile net income(loss) to net cash
  used by operating activities:
Special and non-recurring (payments)charges.............    (6.4)       132.3
Depreciation and amortization...........................    26.8         20.0
Provision for doubtful accounts.........................    29.0         23.2
Translation losses(gains)...............................      .8          (.9)
Deferred income taxes...................................     3.0         (2.6)
Other...................................................     2.2           .1
Changes in assets and liabilities:
  Accounts receivable...................................   (37.2)       (46.2)
  Inventories...........................................   (85.1)       (55.7)
  Prepaid expenses and other............................    (8.5)        (1.6)
  Accounts payable and accrued liabilities..............  (130.4)       (72.5)
  Income and other taxes................................    (8.7)       (18.6)
  Noncurrent assets and liabilities.....................    12.2          4.8
                                                          ------       ------

Net cash used by operating activities...................  (127.5)       (66.6)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (29.9)       (23.9)
Disposal of assets......................................     2.2          3.3
Other investing activities..............................    (0.7)       (12.1)
                                                          ------       ------
Net cash used by investing activities...................   (28.4)       (32.7)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (45.8)       (48.6)
Debt, net (maturities of three months or less)..........   211.3        236.5
Proceeds from short-term debt...........................     5.4         10.9
Retirement of short-term debt...........................   (18.2)       (11.2)
Repurchase of common stock..............................   (16.9)       (50.0)
Proceeds from exercise of stock options, net of taxes...      .2         11.1
                                                          ------       ------
Net cash provided by financing activities...............   136.0        148.7
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.    (5.2)       (16.1)
                                                          ------       ------
Net (decrease)increase in cash and equivalents..........   (25.1)        33.3
Cash and equivalents at beginning of period.............   117.4        105.6
                                                          ------       ------
Cash and equivalents at end of period................... $  92.3      $ 138.9
                                                         =======       ======
The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)

1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 1999 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133", which delayed the effective date of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. FAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current period earnings. The impact of FAS No. 133 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. Based on an analysis of Avon's financial instruments outstanding at March 31, 2000, the Company does not expect the adoption of FAS No. 133 to have a material impact on its earnings or statement of financial position.

     To conform to the 2000 presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash used by operating activities" includes the following cash payments for interest and income taxes:
                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                        2000         1999
                                                        ----         ----

Interest............................................  $ 17.7       $ 12.8
Income taxes, net of refunds received...............    42.2         24.9

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

3.  EARNINGS(LOSS) PER SHARE

    Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted-average number of shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three months ended March 31, 2000 and 1999, the number of shares used in the computation of basic and diluted earnings (loss) per share are as follows:

                                    2000         1999
                                    ----         ----
      Basic EPS
      Weighted-average shares     237.64       262.00
      Incremental shares from
          conversion of:
          Stock options (1)         1.51            -
                                  ------        -----
      Diluted EPS
      Adjusted weighted-
          average shares          239.15       262.00
                                  ------       ------

(1) At March 31, 2000 and 1999, stock options and forward contracts to purchase Avon common stock totaling 6.3 million shares and 7.9 million shares, respectively, are not included in the earnings per share calculation since their impact is anti-dilutive.

    The Company purchased approximately 383,000 shares of common stock for $16.9 during the first three months of 2000, as compared to approximately 1,267,000 shares of common stock for $50.0 during the first three months of 1999, under a previously announced share repurchase program.

4.  INVENTORIES
                                   March 31            December 31
                                       2000                   1999
                                      -----                   ----
    Raw materials................    $172.4                 $156.9
    Finished goods...............     432.4                  366.6
                                     ------                 ------
                                     $604.8                 $523.5
                                     ======                 ======

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)

5.  DIVIDENDS

Cash dividends paid per share of common stock were $.185 for the three months ended March 31, 2000 and $.18 for the corresponding 1999 period. On February 3, 2000, the Company increased the annual dividend rate to $.74 from $.72.

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

    In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such contingencies at March 31, 2000 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

7. COMPREHENSIVE INCOME(LOSS)

    For the three months ended March 31, 2000 and 1999, the components of comprehensive income(loss) are as follows:

                                                 2000       1999
Net income(loss)                               $ 74.8     $(48.9)
     Other comprehensive loss:
        Change in equity due to
        foreign currency
        translation and
        transaction adjustments                  (2.6)     (41.6)
                                                -----      -----
Comprehensive income(loss)                     $ 72.2     $(90.5)
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

     The 1999 special and non-recurring charges by business segment are as follows:

North America                  $  33.6
Latin America                     14.7
Europe                            69.8
Pacific                           11.8
Corporate                         21.3
                               -------
   Total                       $ 151.2
                               =======

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)

    The 1999 special and non-recurring charges by category of expenditures are as follows:

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
                               =======         =======        =======

    Employee severance costs are expenses, both domestic and international, associated with the realignment of the Company's global operations. Certain employee severance costs were accounted for in accordance with the Company's existing FAS 112 ("Employers' Accounting for Postemployment Benefits") severance plans. Remaining severance costs were accounted for in accordance with other existing accounting literature. The workforce has been reduced by 3,700 associates, or 9% of the total. Approximately one-half of the terminated employees related to facility closures.

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

The recognition of foreign currency translation adjustment relates to the closure of the jewelry manufacturing facility in Ireland.

The "Other" category primarily represents contract termination costs, legal and consulting fees and other costs associated with the facility closures.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)


    The liability balance at March 31, 2000 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1999   $ 26.2             $   -        $ 26.2
Cash expenditures                (6.4)                           (6.4)
                               ------              ----         -----
Balance at March 31, 2000      $ 19.8             $   -        $ 19.8
                               ======             =====        ======

    The balance at March 31, 2000 related primarily to employee severance costs that will be paid during 2000.

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                                 Three Months Ended
                                                       March 31
                                                 ------------------
                                            2000                  1999
                                            ----                  ----
                                      Net     Operating      Net     Operating
                                     Sales     Profit       Sales      (Loss)
                                     -----    ---------     -----    ---------

North America:
      U.S.                         $ 453.1       $ 81.5   $ 428.8      $ 77.5
      Other*                          59.6          5.0      54.1         6.6
                                     -----        -----     -----      ------
      Total                          512.7         86.5     482.9        84.1
                                     -----        -----     -----      ------

International:
      Latin America North**          193.7         42.1     177.1        36.8
      Latin America South**          221.8         32.0     201.4        28.6
                                    ------        -----     -----      ------
        Latin America                415.5         74.1     378.5        65.4
      Pacific                        191.3         22.9     157.3        13.6
      Europe                         205.4         21.8     195.1        14.1
                                     -----        -----     -----      ------
      Total International            812.2        118.8     730.9        93.1
                                     -----        -----     -----      ------

Total from operations             $1,324.9        205.3  $1,213.8       177.2
                                   -------                -------
Global expenses                                   (60.9)                (67.3)
Special and non-recurring charges                     -                (151.2)
                                                -------                 ------
Operating profit(loss)                          $ 144.4                $(41.3)
                                                ========                ======

*Includes operating information for Canada and Puerto Rico.

**Latin America North includes the major markets of Mexico, Venezuela and Central America. Latin America South includes the major markets of Brazil, Argentina, Chile and Peru.

     To conform to the 2000 presentation, certain reclassifications were made to the prior periods' segment information.

                                   AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

10.  Other Financing Activities

     The Company has entered into forward contracts to purchase 2,078,200 shares of Avon Common Stock at an average price of $37.24 per share as of March 31, 2000. The contracts mature over the next 1-1/2 years and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

11.  Subsequent Event

     On May 4, 2000, the Company declared a quarterly dividend on its common stock of $.185 per share, payable June 1, 2000, to shareholders of record on May 17, 2000.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition


Results of Operations--Three Months Ended March 31, 2000 and 1999.

Consolidated

     Avon's net income for the three months ended March 31, 2000 was $74.8, or $.31 per share on a basic and diluted basis, compared with a net loss of $48.9, or $.19 per share on a basic and diluted basis, in 1999. Operating profit was $144.4 in 2000 compared to an operating loss of $41.3 in 1999. Excluding special and non-recurring charges recorded in the first quarter of 1999 for the Company's business process redesign ("BPR") program, discussed below, net income and operating profit would have been $73.0 and $109.9, respectively.

     Consolidated net sales for the three months ended March 31, 2000 increased 9% over the same period of 1999. The sales improvement was a result of increases in all geographic regions. Excluding the impact of foreign currency exchange, consolidated net sales rose 11% over the comparable period of the prior year, with double-digit increases in all international regions.

     Gross margin increased 4.4 percentage points in the first three-month period of 2000 compared to the same period of 1999. The cost of sales for the three months ended March 31, 1999 includes a one-time charge of $46.0 for inventory write-downs related to the Company's BPR program. See Note 8 for further detail. Excluding the one-time charge in 1999, the gross margin increased .6 percentage points resulting from improvements in all regions, most significantly in Mexico, Venezuela, Argentina, Central Europe and most major markets in the Pacific region.

     Marketing, distribution and administrative expenses increased $41.5, or 6%, as of March 31, 2000 over the comparable period of 1999 due to increases in all regions excluding Europe, which remained level. Partially offsetting these increases was a decrease in global expenses. Operating expenses decreased as a percentage of sales to 51.6% from 52.9% primarily due to improved expense ratios in Brazil, Central Europe and the Pacific region, primarily Japan, partially offset by higher ratios in the United Kingdom, Venezuela and the North America region.

     The first quarter 1999 results include a special charge of $105.2 for the Company's BPR program related to employee severance benefits worldwide and the restructuring of operations in Western Europe. See
Note 8 for further detail.

     Interest expense of $19.9 increased $10.9 versus the comparable period of 1999, primarily as a result of increased domestic borrowings related to the acceleration of the share repurchase program and working capital requirements.

     Interest income of $1.8 decreased $1.4 as compared to the same period in 1999 primarily due to reduced interest rates in Brazil and Mexico during 2000.

     Other expense(income), net of $10.3 was $18.1 unfavorable to the comparable period of 1999 mainly due to favorable foreign exchange in 1999 resulting from gains on Brazilian forward contracts.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

     Excluding the 1999 special charge, the effective tax rate was 35.5% in the first quarter of 2000 versus 36.4% in the first quarter of 1999, due to the earnings mix and tax rates of international subsidiaries. The tax benefit of the charge in 1999 was 19.4% due to the mix of countries and tax jurisdictions incurring the charges.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

North America

     Net sales increased 6% in the first quarter of 2000 over prior year. The U.S business, which represents almost 90% of the North American segment, reported a sales increase of 6% for the first three months of 2000. The increase resulted from a 7%, 5% and 2% improvement in the number of units sold, customers served and active Representatives, respectively. U.S. sales of cosmetics, fragrance and toiletries ("CFT") grew 7% during the first quarter reflecting double-digit increases in color cosmetics, due to the successful launch of Glazewear and Nailwear. Personal care products also had double-digit increases primarily due to Skin-So-Soft. Furthermore, sales of jewelry and watches posted a 13% sales growth primarily due to the continued success of the Pokemon watch and Power Beads. Partially offsetting these sales improvements was a decline in the apparel category mainly due to a strategic shift in product mix.

     Operating profit in North America increased 3% (U.S. increased 5%) for the first quarter of 2000 over the comparable period in 1999. This improvement is primarily attributable to increased sales, as well as a higher gross margin in the U.S. due to improved sourcing and competitive bidding, partially offset by the success of lower margin items in the jewelry and watch segment. Operating profit margin in North America declined .6 points primarily due to unfavorable timing of expenses in Puerto Rico, and to a lesser extent an unfavorable expense ratio in the U.S. driven by increased spending on advertising and internet projects.

International

     International U.S. dollar net sales for the first quarter of 2000 increased 11% compared to the same period in 1999. The international sales improvement was a result of double-digit increases in the Pacific and Latin America regions, as well as a mid single-digit increase in Europe. Excluding the effect of foreign currency exchange, international sales increased 15% with double-digit increases in all regions.

     The 22% sales improvement in the Pacific region was driven by significant increases in units, orders and active Representatives, most significantly in Japan and Taiwan. Sales in Japan have grown due to focus on customer reach through advertising and customer offers and an outreach program consisting of distributed flyers. Also, sales in Taiwan continued to increase due to a recruitment and retention program which began in fourth quarter 1999. Local currency sales in the Pacific region increased 17%, including double-digit improvements in all markets excluding Japan, which posted a mid single-digit increase.

     In Latin America, sales increased 10% in the first quarter of 2000 mainly due to double-digit growth in Brazil, Mexico, Central America and Chile partially offset by a decline in Venezuela. The sales increase in Brazil was primarily driven by a higher average order. The increases in Mexico, Central America and Chile were primarily due to improvements in orders, active Representatives and customers. Mexico was also impacted by a favorable foreign exchange. The sales decline in Venezuela resulted

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

from the impact of floods in late 1999 as well as a significant unfavorable exchange impact. Excluding the impact of exchange, sales in Latin America increased 12%.

     In Europe, sales increased 5% in the first quarter primarily due to growth in the United Kingdom and Central Europe partially offset by a sales decline in Germany. The sales improvement in the United Kingdom arose from strong double-digit growth in average order size as well as increases in units and customers served. The improvement in Central Europe, primarily Poland, resulted from continued increases in active Representatives, units and customers served. Poland's success reflects strong growth in the CFT category, increased Representative retention and a change in the campaign cycle including a new brochure every 4 weeks versus 6 weeks in the prior year. The sales decline in Germany was primarily the result of a weak economic climate which negatively impacted key business indicators. Excluding the impact of exchange, Europe sales grew 18%, a 13 point variance from the dollar increase largely due to an unfavorable exchange impact in Central Europe and Germany.

     International operating profit increased 28% in the first quarter of 2000 compared to the same period in 1999.

Operating profit growth in the Pacific of 69% in the first quarter of 2000 resulted from the sales growth, discussed above, and operating margin improvements in nearly all markets, most significantly in Japan, the Philippines and China, partially offset by an operating margin decline in Taiwan. Japan's expense ratio improved largely due to BPR efforts which continue to generate significant savings across all expense areas. An improvement in the gross margin in the Philippines was primarily due to an improved sales mix, as well as lower costs for apparel products. China's gross margin increase resulted from improved sales, including a shift in sales channels to beauty counters and boutiques, as well as localization of raw materials and a shift in mix to higher margin items. A gross margin decline in Taiwan reflects increased costs resulting from the earthquake during 1999 as well as the undersale of certain high-margin CFT products. Overall, the first quarter operating margin in the Pacific was up 3.3 points versus the prior year.

     In Latin America, operating profit for the first quarter of 2000 increased 13% as compared to the same period in 1999. This operating profit improvement resulted from the sales increases, discussed above, as well as operating profit margin improvements in Mexico, Chile and Argentina, partially offset by an operating profit margin decline in Venezuela. In Mexico, gross margin was favorable due to savings resulting from global sourcing strategies, lower costs resulting from vendor negotiations as well as a shift in mix to higher margin CFT products. The expense ratio in Chile was favorable primarily due to sales growth resulting from an improved economy. In Argentina, a gross margin improvement was primarily due to lower overhead and material costs. Brazil's operating profit margin was relatively level impacted by difficult prior year comparisons. The operating expense ratio decline in Venezuela was primarily the result of severe floods in late 1999. Increased bad debt, resulting from collection difficulties, and higher distribution and transportation expenses were direct results of the flooding.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)


     Operating profit in Europe increased 55% in the first quarter of 2000 primarily due to the sales increases, discussed above, as well as operating profit margin improvements in Central Europe and Russia, partially offset by margin declines in the United Kingdom and Germany. The improvement in Central Europe, most significantly Poland, resulted from a sizeable reduction in expenses, volume efficiencies and cost savings from BPR initiatives. In Russia, the gross margin improved due to a favorable comparison against last year's discount pricing policy, and the expense ratio was favorable due to stringent expense controls on a higher sales base. The increased operating expense ratio in the United Kingdom resulted from increased shipping and distribution costs due to a decreased capacity of shipping lines during transition to a new shipping system, as well as increased advertising, consumer motivation and sampling activities to support strong sales growth.
In Germany, depressed sales due to weak economic conditions led to an increased expense ratio.

Global Expenses

     Global expenses decreased 9% in the first quarter of 2000 over the same period in 1999 primarily due to lower expenses related to the Company's long-term incentive plan, coupled with the timing of global marketing expenses.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $223.6 in the first quarter of 2000 compared with a decrease of $202.9 in the comparable period of 1999. The $20.7 variance resulted from higher net cash used by operations which primarily reflect higher working capital levels which included the payout of the long-term incentive plan in 2000, the timing of cash payments, as well as increased inventory levels due to growing sales trends and additional stock on hand to protect service levels. These uses of cash were partially offset by lower repurchases of common stock, a favorable effect of foreign currency exchange and decreased cash used for investing activities due to the acquisition of a manufacturing facility in 1999.

     During the first quarter of 2000, the Company purchased approximately 383,000 shares of common stock for $16.9 compared with $50.0 spent for the repurchase of approximately 1,267,000 shares during the comparable period in 1999.

     In October 1999, the Company's Board of Directors approved a significant acceleration of the Company's share repurchase program. As of March 31, 2000, the Company has substantially completed its current $1.1 billion buyback program, which had been scheduled to run through 2001.

Capital Resources

     Total debt increased $198.1 to $1,205.5 from $1,007.4 at December 31, 1999, principally due to working capital requirements and the payout of the Company's long-term incentive plan. Total debt of $1,205.5 at March 31, 2000 was $709.6 higher than total debt of $495.9 at March 31, 1999, primarily due to increased borrowings to fund the Company's share repurchase program. In addition, at March 31, 2000 and December 31, 1999, other accrued liabilities include approximately $104.9 and $106.4, respectively, related to securities lending activities.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

    At March 31, 2000, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $427.8 was outstanding at March 31, 2000.

     At March 31, 2000, there were $8.0 of borrowings outstanding under uncommitted lines of credit and there were no borrowings under the Company's bankers' acceptance facilities.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Working Capital

     As of March 31, 2000 and December 31, 1999, current liabilities exceeded current assets by $358.2 and $375.0, respectively. The decrease of current liabilities over current assets of $16.8 was primarily due to an increase in net inventories, primarily due to growing sales trends and additional stock on hand to protect service levels, and a decrease in accrued compensation and accounts payable reflecting the seasonal pattern of Avon's operations and the payout of the cash component of the Company's three-year long-term incentive plan in 2000. The decrease of current liabilities over current assets was partially offset by an increase in net debt (debt less cash and equivalents), discussed in the Debt section above.

     Although current liabilities exceeded current assets at March 31, 2000, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. At March 31, 2000, the large excess of current liabilities over current assets as well as the issuance of long-term debt in 1999 reflect the aforementioned acceleration of the Company's share repurchase program. These share repurchases resulted in a shareholders' deficit balance at March 31, 2000 of $392.3. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

    The Company periodically uses interest rate swaps to hedge portions of interest payable on its debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates.

    At March 31, 2000, the Company had a five-year interest rate swap agreement with a notional amount of $50.0 to convert fixed interest on a portion of the Company's $100 million bonds to a variable interest rate, based on LIBOR. The Company also has five-year and ten-year interest rate swap contracts with notional amounts of $200.0 and $300.0, respectively, to convert fixed interest on the Company's $200.0 five-year notes and $300.0 ten-year notes to a variable interest rate, based on commercial paper rates.

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

    At March 31, 2000, the Company held foreign currency forward contracts with notional amounts totaling $258.1 and option contracts with notional amounts totaling $20.0 to hedge foreign currency items. All of these contracts have maturities prior to December 31, 2000. Also outstanding at March 31, 2000 were foreign currency forward contracts with notional amounts totaling $29.8 and option contracts with notional amounts totaling $30.0 which do not qualify as hedging transactions under the current accounting definitions and, accordingly, have been marked to market. The mark-to-market adjustment at March 31, 2000 was not material.

    The Company has entered into forward contracts to purchase 2,078,200 shares of Avon common stock at an average price of $37.24 per share as of March 31, 2000. The contracts mature over the next 1-1/2 years and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value have been recognized.

    The Company attempts to minimize its credit exposure to counterparties by entering into interest rate swap and cap and equity forward contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. The Company's foreign currency and interest rate derivatives are comprised of forward contracts, swaps or options with major international financial institutions. Although the Company's theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

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

Year 2000

     The Company has not experienced any disruptions to its normal operations as a result of the transition into calendar year 2000. Thorough testing of mission critical business processes was performed on January 1, 2000. The Company also closely monitored its key business processes during the first few months of 2000 in order to validate the data integrity of internal and external system interfaces. Based on the Company's preparations prior to January 1, 2000 and the absence of any problems to date, no significant disruptions are anticipated.

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

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) At the annual meeting of shareholders of Avon, held on May 4, 2000, the matters described under (c) below were voted upon.

  (c)  Annual meeting votes:

                                                       Against     Abstentions
                                                          or        and Broker
                                             For       Withheld     Non-Votes
                                        -----------   ----------   -----------

(1)  To elect three directors to three-
     year terms expiring in 2003 ...... 204,561,181            -     2,629,179



(2)  To elect two directors to a one-
      year term expiring in 2001 ...... 204,563,065            -     2,627,295




(3)  To act upon a proposal to approve
      the Avon Products, Inc., Year
      2000 Stock Incentive Plan ....... 174,730,771   10,669,779    21,789,810



(4)  To ratify the appointment of
      PricewaterhouseCoopers LLP as
      Avon's independent accountants
      for 2000......................... 206,332,415      318,154       549,791

                            AVON PRODUCTS, INC.
                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits

        Exhibit
        Number                    Description
       ------                     -----------

        27               --Financial Data Schedule.

(b)  Reports on Form 8-K.

     On February 2, 2000, the Company filed a Form 8K to announce its fourth quarter and full year earnings for 1999.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  May 11, 2000         By /s/      Janice Marolda
                             -------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.