Form 10-Q
period 2000-06-30
AVON PRODUCTS INC
filed 2000-08-14
CIK 8868

                               CONFORMED COPY


                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


       [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

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

     The number of shares of Common Stock (par value $.25) outstanding at July 31, 2000 was 237,421,646

                              Table of Contents
                        Part I.  Financial Information

                                                               Page
                                                            Numbers
                                                           --------

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended June 30, 2000 and
             June 30, 1999....................................    3
           Six Months Ended June 30, 2000 and
             June 30, 1999....................................    4

         Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999  ..............    5

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and
             June 30, 1999...................................     6

         Notes to Consolidated Financial Statements..........  7-15



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition....... 16-25



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...................     26

Signatures..................................................     27

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In millions, except per share data)

                                                Three months ended
                                                       June 30
                                                -----------------
                                                  2000       1999
                                                  ----       ----
                                                    (unaudited)

Net sales..................................   $1,378.1   $1,258.1

Costs and expenses:
  Cost of sales............................      496.4      451.7
  Marketing, distribution and
    administrative expenses................      661.9      610.6
                                               -------   --------
Operating profit ..........................      219.8      195.8

  Interest expense.........................       22.8        8.9
  Interest income..........................       (2.1)      (2.2)
  Other expense, net.......................        4.5        0.7
                                               -------   --------
Total other expenses.......................       25.2        7.4
                                               -------   --------
Income before taxes and minority interest..      194.6      188.4
Income taxes...............................       69.0       67.8
                                              --------   --------
Income before minority interest............      125.6      120.6
Minority interest..........................       (1.1)        .8
                                              --------   --------
Net income.................................   $  124.5   $  121.4
                                              ========   ========

Earnings per share:
   Basic .................................    $    .52   $    .46
                                              ========   ========
   Diluted................................    $    .52   $    .46
                                              ========   ========


The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In millions, except per share data)

                                                 Six months ended
                                                    June 30
                                                 ----------------
                                                 2000        1999
                                                 ----        ----
                                                    (unaudited)

Net sales..................................  $2,703.0    $2,471.9

Costs, expenses and other:
  Cost of sales* ..........................     993.7       959.9
  Marketing, distribution and
    administrative expenses................   1,345.1     1,252.3
  Special charge...........................         -       105.2
                                             --------    --------
Operating profit...........................     364.2       154.5

  Interest expense.........................      42.7        17.9
  Interest income..........................      (3.9)       (5.4)
  Other expense(income), net ..............      14.8        (7.1)
                                             --------    --------
Total other expenses.......................      53.6         5.4
                                             --------    --------
Income before taxes and minority interest..     310.6       149.1
Income taxes...............................     110.2        79.2
                                             --------    --------
Income before minority interest............     200.4        69.9
Minority interest..........................      (1.1)        2.6
                                             --------    --------
Net income.................................  $  199.3    $   72.5
                                             ========    ========

Earnings per share:
    Basic .................................  $    .84    $    .28
                                             ========    ========
    Diluted................................  $    .83    $    .27
                                             ========    ========


*1999 includes a one-time charge of $46.0 for inventory write-downs.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)
                                                     June 30    December 31
                                                        2000           1999
                                                      ------          -----
                                                           (unaudited)
ASSETS
Current assets:
Cash and equivalents...................             $   75.9       $  117.4
Accounts receivable....................                496.8          495.6
Inventories............................                645.2          523.5
Prepaid expenses and other.............                202.1          201.3
                                                    --------       --------
Total current assets...................              1,420.0        1,337.8
                                                    --------       --------

Property, plant and equipment, at cost.              1,472.2        1,472.0
Less accumulated depreciation..........                741.1          737.2
                                                    --------       --------
                                                       731.1          734.8
                                                    --------       --------
Other assets...........................                467.1          456.0
                                                    --------        -------
Total assets...........................             $2,618.2       $2,528.6
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Debt maturing within one year..........             $  117.4       $  306.0
Accounts payable.......................                361.3          435.9
Accrued compensation...................                114.1          165.8
Other accrued liabilities..............                368.5          411.6
Sales and taxes other than income......                 89.1          107.5
Income taxes...........................                296.4          286.0
                                                    --------       --------
Total current liabilities..............              1,346.8        1,712.8
                                                    --------       --------
Long-term debt.........................              1,092.8          701.4
Employee benefit plans.................                397.5          398.1
Deferred income taxes..................                 34.5           36.7
Other liabilities......................                 92.6           85.7

Shareholders' deficit:
Common stock...........................                 88.3           88.1
Additional paid-in capital.............                833.9          819.4
Retained earnings......................                948.6          837.2
Accumulated other comprehensive loss. .               (373.6)        (349.7)
Treasury stock, at cost................             (1,843.2)      (1,801.1)
                                                    --------       --------
Total shareholders' deficit............               (346.0)        (406.1)
                                                    --------       --------
Total liabilities and shareholders' deficit         $2,618.2       $2,528.6
                                                    ========       ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                         Six months ended
                                                              June 30
                                                         ----------------
                                                        2000         1999
                                                        ----         ----
                                                           (unaudited)
Cash flows from operating activities:
Net income......................................    $  199.3      $  72.5
Adjustments to reconcile net income to net cash
  (used)/provided by operating activities:
Special and non-recurring (payments)charges.....       (10.1)       107.9
Depreciation and amortization...................        45.9         39.5
Provision for doubtful accounts.................        48.2         43.6
Translation loss/(gain).........................         1.5          (.7)
Deferred income taxes...........................         5.1         (8.0)
Other...........................................         5.4          2.0
Changes in assets and liabilities:
  Accounts receivable...........................       (61.2)       (58.5)
  Inventories...................................      (137.3)       (67.6)
  Prepaid expenses and other....................       (16.3)        (1.9)
  Accounts payable and accrued liabilities......      (139.2)      (123.6)
  Income and other taxes........................        (3.8)        (2.6)
  Noncurrent assets and liabilities.............        18.0          7.9
                                                      ------       ------

Net cash (used)/provided by operating activities.      (44.5)        10.5
                                                      ------       ------
Cash flows from investing activities:
Capital expenditures...........................        (76.5)       (72.1)
Disposal of assets.............................          5.2          5.2
Other investing activities.....................         (1.1)       (15.3)
                                                      ------       ------
Net cash used by investing activities..........        (72.4)       (82.2)
                                                      ------       ------
Cash flows from financing activities:
Cash dividends.................................        (89.7)       (95.7)
Debt, net (maturities of three months or less).        221.7        254.8
Proceeds from short-term debt..................         25.6         22.1
Retirement of short-term debt..................        (42.7)       (19.5)
Retirement of long-term debt...................          (.1)         (.2)
Repurchase of common stock.....................        (42.1)      (125.5)
Proceeds from exercise of
   stock options, net of taxes.................         10.5         21.4
                                                      ------       ------
Net cash provided by financing activities......         83.2         57.4
                                                      ------       ------
Effect of exchange rate changes on cash
    and equivalents............................         (7.8)       (17.5)
                                                      ------       ------
Net decrease in cash and equivalents...........        (41.5)       (31.8)
Cash and equivalents at beginning of period....        117.4        105.6
                                                      ------       ------
Cash and equivalents at end of period..........     $   75.9      $  73.8
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

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 137, "Accounting for
Derivative Instruments and Hedging Activities - Deferral of the
Effective Date of FAS No. 133", which delayed the effective date of FAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. FAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". FAS No. 138 amends FAS 133 and will be adopted concurrently with FAS No. 133. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income.
The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current period earnings. The impact of FAS No. 133 as amended by FAS 138 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. Based on an analysis of Avon's financial instruments outstanding at June 30, 2000, the Company does not expect the adoption of FAS No. 133 as amended by FAS 138 to have a material impact on its earnings or statement of financial position.

     To conform to the 2000 presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In millions, except share data)



2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash (used)/provided by operating activities" includes the following cash payments for interest and income taxes:

                                                  Six months ended
                                                        June 30
                                                  ----------------
                                                 2000         1999
                                                 ----         ----

Interest.................................      $ 50.6        $19.5
Income taxes, net of refunds received....       102.0         73.1

3.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three and six months ended June 30, 2000 and 1999, the number of shares used in the computation of basic and diluted earnings per share are as follows:


                                 Three Months ended    Six Months ended
                                       June 30               June 30
                                       ------                -------
                                2000        1999      2000        1999
                                ----        ----      ----        ----
    Basic EPS
    Weighted-average shares   237.50      261.54    237.57      261.77

    Incremental shares from
       assumed conversion of
       stock options and
       settlement of forward
       contracts(1)             2.06        3.47      1.78        3.09
                              ------      ------    ------      ------
    Diluted EPS
    Adjusted weighted-
    average shares            239.56      265.01    239.35      264.86
                              ------      ------    ------      ------

(1) At June 30, 2000 and 1999, stock options and forward contracts to purchase Avon common stock totaling 2.3 million shares and 2.6 million shares, respectively, are not included in the earnings per share calculation since their impact is anti-dilutive.

     The Company purchased approximately 1,060,255 shares of common stock for $42.1 during the first six months of 2000, as compared to approximately 2,756,500 shares of common stock for $125.5 during the first six months of 1999.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

4.  INVENTORIES

                                    June 30            December 31
                                       2000                   1999
                                       ----                   ----

    Raw materials................    $180.6                 $156.9
    Finished goods...............     464.6                  366.6
                                     ------                 ------
                                     $645.2                 $523.5
                                     ======                 ======

5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.185 and $.37 for the three and six months ended June 30, 2000, respectively, and $.18 and $.36 for the corresponding 1999 periods. On February 3, 2000, the Company increased the annual dividend rate to $.74 from $.72.

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

    In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such contingencies at June 30, 2000 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)


7.  COMPREHENSIVE INCOME

    For the three and six months ended June 30, 2000 and 1999, the components of comprehensive income are as follows:

                               Three Months ended       Six Months ended
                                    June 30                  June 30
                                    ------                   -------
                                 2000       1999         2000       1999
                                 ----       ----         ----       ----

Net income                     $124.5     $121.4       $199.3      $72.5
     Other comprehensive(loss)
     income:
      Change in equity due to
      foreign currency
      translation and
      transaction adjustments   (21.3)       1.4        (23.9)     (40.2)
                               ------     ------      -------     ------

Comprehensive income           $103.2     $122.8       $175.4      $32.3
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
                               -------

    Employee severance costs are expenses, both domestic and international, associated with the realignment of the Company's global operations. Certain employee severance costs were accounted for in accordance with the Company's existing FAS 112 ("Employers' Accounting for Postemployment Benefits") severance plans. Remaining severance costs were accounted for in accordance with other existing accounting literature. The workforce has been reduced by approximately 3,700 associates, or 9% of the total. Approximately one-half of the terminated employees related to facility closures.

    Inventory-related charges represent losses to write-down the carrying value of non-strategic inventory prior to disposal. The charges primarily result from a new business strategy for product dispositions which fundamentally changes the way the Company markets and sells certain inventory. This new strategy, approved and effective in March 1999, is meant to complement other redesign initiatives, with the objective of reducing inventory clearance sales, building core brochure sales and building global brands.

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

The recognition of a foreign currency translation adjustment relates to the closure of the jewelry manufacturing facility in Ireland.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

The "Other" category primarily represents contract termination costs, legal and consulting fees and other costs associated with the facility closures.

    The liability balance at June 30, 2000 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1999   $ 26.2             $   -        $ 26.2
Cash expenditures               (10.1)                          (10.1)
                               ------             -----        ------
Balance at June 30, 2000       $ 16.1             $   -        $ 16.1
                               ======             =====        ======

    The balance at June 30, 2000 relates primarily to employee severance costs that will be paid during 2000.

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except share data)

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                      Three Months Ended
                                           June 30
                                      ------------------
                                   2000                   1999
                                   ----                   ----
                               Net     Operating      Net     Operating
                              Sales     Profit       Sales     Profit
                              -----    ---------     -----    ---------

North America:
   U.S.                     $  456.2    $   96.6  $  430.0     $   91.0
   Other*                       58.5         6.7      54.2          7.9
                            --------    --------  --------     --------
   Total                       514.7       103.3     484.2         98.9
                            --------    --------  --------     --------


International:
   Latin America North**       211.5        56.4     181.1         46.0
   Latin America South**       246.1        50.9     226.9         48.8
                            --------    --------  --------     --------
     Latin America             457.6       107.3     408.0         94.8
   Pacific                     198.3        29.4     169.2         22.8
   Europe                      207.5        35.8     196.7         31.8
                            --------    --------  --------     --------
   Total                       863.4       172.5     773.9        149.4
                            --------    --------  --------     --------

Total from operations       $1,378.1       275.8  $1,258.1        248.3
                            --------    --------  --------     --------
Global expenses                            (56.0)                 (52.5)
                                        --------               --------
Operating profit                        $  219.8               $  195.8
                                        ========               ========

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

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

                                     Six Months Ended
                                         June 30
                                      ------------------
                                   2000                   1999
                                   ----                   ----
                               Net     Operating      Net    Operating
                              Sales     Profit       Sales     Profit
                              -----    ---------     -----    --------

North America:
   U.S.                    $  909.3     $  178.1  $  858.9    $  168.5
   Other*                     118.1         11.6     108.3        14.5
                           --------     --------   --------   --------
   Total                    1,027.4        189.7     967.2       183.0
                           --------     --------   --------   --------

International:
   Latin America North**      405.1         98.5     358.2        82.9
   Latin America South**      467.9         83.0     428.2        77.4
                           --------      -------  --------    --------
     Latin America            873.0        181.5     786.4       160.3
   Pacific                    389.6         52.3     326.6        36.3
   Europe                     413.0         57.6     391.7        45.9
                           -------      --------   --------   --------
   Total                    1,675.6        291.4   1,504.7       242.5
                           --------     --------   --------   --------

Total from operations      $2,703.0        481.1  $2,471.9       425.5
                           --------     --------   --------   --------
Global expenses                           (116.9)               (119.8)
Special and
   non-recurring charges                       -                (151.2)
                                        --------              --------
Operating profit                        $  364.2              $  154.5
                                        ========              ========

*Includes operating information for Canada and Puerto Rico.

**Latin America North includes the major markets of Mexico, Venezuela and Central America. Latin America South includes the major markets of Brazil, Argentina, Chile and Peru.

     To conform to the 2000 presentation, certain reclassifications were made to the prior periods' segment information.

10.  OTHER FINANCING ACTIVITIES

     The Company had entered into forward contracts to purchase approximately 1,698,200 shares of Avon common stock at an average price of $36.47 per share as of June 30, 2000. The contracts mature over the next 1-1/2 years and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

11. SUBSEQUENT EVENT

    During July 2000, the Company issued in a private placement $735.8 principal amount at maturity of zero-coupon convertible senior notes due July 12, 2020 (the "Notes"), with proceeds of approximately $350.0. The issue price per note was $475.66, being 47.566% of the principal amount of $1,000 per Note at maturity. The Notes have a 3.75% yield to maturity and are convertible at any time into the Company's common stock at a conversion rate of

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

8.2723 shares of common stock per $1,000 principal amount at maturity of the Notes (equivalent to a conversion price of $57.50 per share based on the initial offering price of the Notes). The Notes may be redeemed at the option of the Company on or after July 12, 2003 at a redemption price equal to the issue price plus accrued original issue discount to the redemption date. The holders can require the Company to purchase all or a portion of the Notes on July 12, 2003, July 12, 2008, and July 12, 2013 at the redemption price per Note of $531.74, $640.29 and $771.00, respectively. The holders may also require the Company to repurchase the Notes if a fundamental change, as defined, involving Avon occurs prior to July 12, 2003. The Company has the option to pay the purchase price or, if a fundamental change has occurred, the repurchase price in cash or common stock or a combination of cash and common stock. The indenture under which the Notes were issued restricts the Company's ability to merge with or consolidate into another company or to sell substantially all of the Company's assets.

     The Company also granted to the initial purchasers of the Notes an over-allotment option to purchase an additional $105.0 of Notes. As of August 8, 2000, the over-allotment option had been exercised and additional Notes with an aggregate principal amount at maturity of approximately $105.0 were purchased by the initial purchasers from the Company, for proceeds of approximately $50.0.

     The net proceeds from the offering (including the proceeds of the over-allotment option) will be used for general corporate purposes, including the repayment of short-term debt.
Accordingly, $391.8 of commercial paper borrowings were reclassified from short-term to long-term on the Consolidated
Balance Sheet.

                         AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (In millions, except share data)


ITEM 2.  Management's Discussion and Analysis of the Results of
Operations and Financial Condition

Results of Operations - Three and Six Months Ended June 30, 2000 and 1999.

Consolidated

     Avon's net income for the second quarter and six-month period of 2000 was $124.5 and $199.3, respectively, or $.52 and $.83 per share on a diluted basis, respectively, compared with net income of $121.4 and $72.5, respectively, or $.46 and $.27 per share on a diluted basis, respectively, in 1999. Operating profit was $219.8 and $364.2, respectively, in the second quarter and six-month period of 2000 compared with $195.8 and $154.5, respectively, in the same periods of 1999. Excluding special and non-recurring charges recorded in the first quarter of 1999 for the Company's business process redesign ("BPR") program, discussed below, net income and operating profit for the six-month period of 1999 would have been $194.4 and $305.7, respectively.

     Consolidated net sales for the second quarter and six-month period of 2000 increased 10% and 9%, respectively, over the same periods of 1999.
The second quarter and year-to-date sales improvements were a result of increases in all geographic regions. Excluding the impact of foreign currency exchange, consolidated net sales for the second quarter and six-month period rose 13% and 12%, respectively, over the comparable periods of the prior year, with double-digit increases in all international regions.

     Gross margin decreased 0.1 percentage point in the second quarter but increased 2.0 percentage points in the six-month period of 2000 compared to the same periods of 1999. The cost of sales for the six months ended June 30, 1999 included a one-time charge of $46.0 for inventory write-downs related to the Company's BPR program. See Note 8 for further detail. Excluding the one-time charge in 1999, the gross margin increased
0.2 percentage points. The decreased gross margin for the second quarter resulted from decreases in the U.S., Mexico, Brazil and Germany, partially offset by increases in Venezuela, the United Kingdom, Japan and China.
The increase in the June year-to-date gross margin was primarily due to increases in Venezuela, Chile, Russia, Japan and China, partially offset by decreases in Brazil and Germany.

     Marketing, distribution and administrative expenses increased $51.3, or 8%, and $92.8, or 7%, in the second quarter and six-month period of

                           AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (In millions, except share data)

2000, respectively, over the same periods of 1999, in line with sales increases in all regions. For the second quarter of 2000, global expenses increased while for the six-month period, global expenses decreased. Operating expenses decreased as a percentage of sales to 48.0% in the second quarter of 2000 from 48.5% in 1999, and to 49.7% in the first six months of 2000 from 50.7% in the comparable period of 1999. The second quarter expense ratio decline resulted from improvements in North America, Latin America and Europe, partially offset by a slight increase in the Pacific Region. The six-month period expense ratio decline resulted from expense ratio improvements in Latin America, Europe and the Pacific, partially offset by an increase in North America.

     The June year-to-date 1999 results include a special charge of $105.2 for the Company's BPR program primarily related to employee severance benefits worldwide and the restructuring of operations in Western Europe. See Note 8 for further detail.

     Interest expense increased to $22.8 in the second quarter of 2000 as compared with $8.9 in 1999 and to $42.7 in the first six months of 2000 compared with $17.9 in 1999, primarily as a result of increased domestic borrowings related to the acceleration of the share repurchase program which occurred in the second half of 1999 and working capital requirements.

     Interest income of $2.1 decreased $0.1 in the second quarter of 2000 and decreased $1.5 to $3.9 in the first six months of 2000 versus the comparable periods of 1999. The six-month decrease was primarily the result of reduced interest rates in Brazil and Mexico during 2000.

     Other expense(income), net of $4.5 in the second quarter of 2000 was $3.8 unfavorable to the comparable period of 1999 primarily due to a value-added tax refund in China in 1999 as well as unfavorable foreign exchange in 2000. Other expense(income) of $14.8 for the six-month period of 2000 was $21.9 unfavorable over the comparable period of 1999 mainly due to favorable foreign exchange in 1999 resulting from gains on Brazilian forward contracts.

     The effective tax rate for the second quarter 2000 was 35.5% versus 36.0% in 1999, and the effective tax rate was 35.5% in the first six months of 2000 versus 36.1% in 1999, excluding the 1999 special charge. The tax rate fluctuations result from the earnings mix and tax rates of international subsidiaries. The tax benefit of the special charge in 1999 was 19.4% due to the mix of countries and tax jurisdictions incurring the charges.

     Minority interest of $(1.1) in the second quarter and first six months of 2000 decreased $1.9 and $3.7, respectively, due to improved results in Japan and China in 2000.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

North America

     Net sales increased 6% in both the second quarter and six-month period of 2000 over the same periods in 1999. The U.S. business, which represents almost 90% of the North American segment, reported a sales increase of 6% in both the second quarter and six-month period of 2000 over the same periods in 1999. The second-quarter U.S. increase resulted from a 10% increase in the

                        AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (In millions, except share data)

number of units sold as well as a 5% increase in customers served. U.S. sales of cosmetics, fragrance and toiletries ("CFT") increased 6%, reflecting a double-digit increase in color cosmetics, driven by nail, face and eye products, including strong growth in the Be Radiant Spring Shade Event. Additionally, fragrance sales grew double-digits, primarily due to the launch of Perceive for Men in 2000. These increases were partially offset by a decrease in skincare, reflecting softness in Anew and Brand Avon. Sales in the Beauty Plus category grew low single digits. Within this category, jewelry and watches increased over 20%, reflecting the success of several new watches, including the Radio Digital Sports watch, as well as a strong performance in fashion and fine jewelry. These increases were partially offset by a decline in apparel and accessories, reflecting a planned strategic decline in apparel and softer than expected luggage sales. Beyond Beauty and other sales increased 12% primarily due to gifts, reflecting the success of the Blushing Bride Barbie Doll and the Personal Data Organizer, as well as candles sales, new in 2000.

     On a June year-to-date basis, sales in the U.S. increased 6% resulting from a 9% increase in the number of units sold, as well as a 5% increase in customers served. This increase reflects a mid single-digit increase in the CFT category, with color cosmetics having a double-digit increase due to the successful launch of Glazewear and Nailwear, as well as a double-digit increase in fragrance. Sales in the Beauty Plus category grew 3%, including jewelry and watches which increased 17%, partially offset by a decline in apparel. Beyond Beauty and other sales grew 8% reflecting the introduction of candles sales in 2000.

     Operating profit in North America increased 4% in the second quarter and first six months of 2000 compared with 1999 primarily attributable to the region's increased sales, discussed above. While the operating profit increased in both the second quarter and six-month period, operating margin declined 0.4 and 0.5 points, respectively, for 2000 versus 1999.
In the second quarter, the U.S. posted a 0.6 point decline in gross margin reflecting value merchandising in higher penetration CFT categories, as well as continued softness in the Anew brand, partially offset by an increase in apparel and accessories margins, due to improved sourcing and competitive bidding, and incremental supply chain savings. The U.S. gross margin decline was offset by a 0.6 point improvement in the expense ratio driven by aggressive expense management in marketing, as well as field and administration, partially offset by higher volume-related customer service expenses, higher fuel costs and advertising. Gross margin declines in Puerto Rico contributed to the operating margin decline in North America.

     The June year-to-date operating margin declined 0.5 points. The U.S. year-to-date gross margin declined 0.1 point due to the investment in CFT to drive customer transactions, as well as the success of lower margin items in the jewelry and watch segment. Partially offsetting these declines

                        AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (In millions, except share data)

was an increase in apparel and accessories due to improved sourcing and competitive bidding and incremental supply chain savings. The gross margin decline was offset by an expense ratio improvement of 0.1 point in the U.S. driven by cost containment and BPR savings, partially offset by increased spending on advertising and the Company's e-commerce initiatives. The North American operating margin decline was also attributable to higher expenses in Puerto Rico.

International

     International U.S. dollar net sales for the second quarter and first six months of 2000 increased 12% and 11%, respectively, over the comparable periods in 1999. The sales growth in both periods was the result of double-digit increases in the Pacific and Latin America regions, as well as mid single-digit increases in Europe. Excluding the effect of foreign currency exchange, international sales increased 17% and 16%, respectively, with double-digit increases in all regions.

     In the Pacific Region, the 17% and 19% sales improvements in the second quarter and first six months of 2000 were driven by increases in nearly all markets resulting from double-digit increases in the number of units sold and active Representatives. In Japan, sales increased double-digits due to an increase in the number of units sold and active Representatives, partially offset by a decrease in average order. In Taiwan, order growth was the key sales driver in both the first and second quarters. In China, sales growth continues to be driven by channel expansion, led by beauty boutiques. Local currency sales in the Pacific Region increased 15% and 16%, respectively, including double-digit improvements in all markets excluding Japan, which posted a mid single-digit increase in both periods, and Taiwan and New Zealand, which posted mid single-digit increases in the second quarter.

     In Latin America, sales increased 12% and 11% for the second quarter and first six months of 2000, respectively, due to increases in all markets, most significantly in Mexico, Brazil and Venezuela. The sales growth in Mexico was driven by solid increases in the number of units sold, orders, customers served and active Representatives. Higher average order was the main driver for the sales increase in Brazil. In Venezuela, second-quarter sales increased strong double-digits mainly due to an increase in the number of units sold, orders, customers and active Representatives. June year-to-date sales for Venezuela increased near double-digits despite the late 1999 flooding, which negatively affected operations at the beginning of 2000, along with the persistent uncertain economic and political environment. Excluding the impact of foreign currency exchange, sales in Latin America increased 18% and 15% in the second quarter and six-month period, respectively.

     In Europe, sales increased 6% and 5% in the second quarter and first six months of 2000, respectively, primarily due to growth in the United Kingdom, Central and Eastern Europe and Russia, partially offset by a sales decline in

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (In millions, except share data)

Germany. The sales improvement in the United Kingdom arose from solid growth in average order size, as well as increases in units sold and customers served. The improvement in Central and Eastern Europe, primarily Poland, resulted from continued increases in active Representatives, units and customers served. The sales improvement in Russia was driven by strong performance in all indicators. The sales decline in Germany was primarily the result of a weak economic climate, as well as lower than expected performance of new Representatives. Excluding the impact of foreign currency exchange, Europe sales grew 16% and 17% for the second quarter and six-month period, respectively.

     International operating profit increased 16% and 20% in the second quarter and six-month period of 2000, respectively, compared to the same periods in 1999.

     Operating profit growth in the Pacific Region of 29% and 44% in the second quarter and first six-month period of 2000, respectively, resulted from the sales growth, discussed above, and operating margin improvements in nearly all markets, most significantly in Japan, the Philippines and China, partially offset by an operating margin decline in Taiwan. Japan's gross margin improved due to product cost savings initiatives and a favorable change of product mix from non-CFT to higher margin CFT products. While Japan's year-to-date expense ratio improved slightly, the second-quarter expense ratio increased primarily due to increased spending on advertising and sampling. An improved expense ratio in the Philippines was primarily due to timing of expenses related to a Representative event. China's operating expense ratio improvement was driven primarily by increased sales growth. In Taiwan, the operating expense ratio increased primarily due to increased costs resulting from moving to a new facility as well as increased spending to support sales growth; however, in the second quarter, the operating expense ratio increase was partially offset by an improved gross margin resulting from a shift in product mix. The second quarter and six-month period operating margin in the Pacific was 1.4 and 2.3 points above the prior year, respectively.

     In Latin America, operating profit grew 13% for both the second quarter and first six months of 2000 over 1999. In both periods, increased operating margins in Venezuela and Chile were partially offset by decreased margins in Brazil and Argentina. The improvement in Venezuela's operating margin resulted from the sales increase, discussed above, as well as pricing and cost improvements. Partially offsetting the six-month period operating margin improvement in Venezuela was an increased expense ratio resulting from higher expenses associated with the flooding in late 1999, including higher distribution and transportation expenses. The increased gross margin and improved expense ratio in Chile resulted from a favorable shift in product mix as well as tight controls over variable and fixed expenses. Despite sales increases over 1999, Brazil experienced a decline in gross margin as a result of difficult prior year comparisons due to strong vendor negotiations and foreign exchange gains that favorably impacted last year's margin. In Argentina, the expense ratio increased primarily due to higher advertising, incentives and commissions. In Mexico, operating profit increased double-digits; however, a second-quarter decline in gross margin resulted from increased sales of lower margin items, as well as the strategic decision to lower prices, partially offset by lower costs resulting from vendor negotiations. These lower costs contributed to Mexico's slight increase in operating margin in the six-month period. The operating margin for the second quarter and six-month period of 2000 in Latin America was 0.2 and 0.4 points above 1999, respectively.

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   (In millions, except share data)

     Operating profit in Europe increased 13% in the second quarter resulting from sales increases discussed above, partially offset by margin declines in the United Kingdom and Poland. The expense ratio increase in the United Kingdom was due to increased brochure costs to support the strong sales growth, increases in volume-related costs and increased shipping and distribution costs due to reduced capacity of shipping lines during the transition to a new shipping system. In Poland, the expense ratio increase resulted from increased distribution costs to support order growth, as well as unfavorable timing of advertising and sampling. In the Europe Region, second quarter 2000 operating margin improved 1.1 points over the same period in 1999.

     Operating profit in Europe for the first six months of 2000 increased 26% over 1999, resulting from the sales increases discussed above coupled with operating margin improvements in Russia and Poland, partially offset by margin declines in the United Kingdom and Germany. The operating margin improvement in Russia was primarily due to a favorable comparison against last year's discount pricing policy as well as tight expense controls on a higher sales base. In Poland, the favorable expense ratio was due to timing of advertising, planned for the second half of 2000. Partially offsetting these improvements was an increased expense ratio in the United Kingdom resulting from increased advertising, consumer motivation and sampling activities to support strong sales growth, as well as increases in shipping and distribution costs due to reduced capacity of shipping lines during the transition to a new shipping system. Additionally, Germany had a decreased operating margin resulting from an unfavorable product mix, as well as a decreased sales base. In the Europe Region, June 2000 year-to-date operating margin improved 2.2 points above the same period in 1999.

Global Expenses

     In the second quarter of 2000, global expenses increased 7% versus 1999 primarily due to increased strategic investments in information technology and e-commerce initiatives, partially offset by insurance proceeds received in 2000 related to 1998 hurricane losses in Central America. In the first half of 2000, global expenses decreased 2% versus 1999 primarily due to lower expenses related to the Company's long-term incentive plan, the aforementioned insurance proceeds and the timing of global marketing expenses, partially offset by increased investments in information technology and e-commerce initiatives.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $246.0 in the first six months of 2000 compared with a decrease of $289.0 in the comparable period of 1999. The $43.0 variance primarily reflects a decrease in repurchases of common stock, decreased cash used for investing activities due to the acquisition of a manufacturing facility in 1999 and a favorable effect of foreign currency exchange. These sources of cash were partially offset by higher net cash used by operations, reflecting higher working capital levels which included increased inventory levels due to growing sales trends and additional stock on hand to protect service levels, the payout of the long-term incentive plan in 2000 and the timing of cash payments, offset in part by a higher net income.

                        AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   (In millions, except share data)

     During the first half of 2000, the Company purchased approximately 1,060,255 shares of common stock for $42.1 compared with $125.5 spent for the repurchase of approximately 2,756,500 shares during the comparable period in 1999.

Capital Resources

     Total debt increased $202.8 to $1,210.2 from $1,007.4 at December 31, 1999, principally due to working capital requirements and the payout of the Company's long-term incentive plan. Total debt of $1,210.2 at June 30, 2000 was $693.2 higher than total debt of $517.0 at June 30, 1999, primarily due to increased borrowings to fund the Company's share repurchase program which was significantly accelerated during the second half of 1999. In addition, at June 30, 2000 and December 31, 1999, other accrued liabilities include approximately $103.4 and $106.4, respectively, related to securities lending activities.

     At June 30, 2000, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement.
This agreement is also used to support the Company's commercial paper borrowings of which $431.9 was outstanding at June 30, 2000. The Company has excluded $391.8 of these commercial paper borrowings from current liabilities as of June 30, 2000 because it intends to refinance a portion of the obligations on a long-term basis. The Company issued Notes in July and August 2000 to refinance these obligations (see Note 11 to the Consolidated Financial Statements for further details).

     At June 30, 2000, there was $9.6 of borrowings outstanding under uncommitted lines of credit, and there were no borrowings under the Company's bankers' acceptance facilities.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Working Capital

     As of June 30, 2000, current assets exceeded current liabilities by $73.2, while at December 31, 1999, current liabilities exceeded current assets by $375.0. The increase in current assets over current liabilities of $448.2 was primarily due to a decrease in short-term net debt (debt less cash equivalents) reflecting the refinancing of short-term commercial paper borrowings with the proceeds of the Notes discussed in the Capital Resources section above and Note 11 to the Consolidated Financial Statements, an increase in net inventories, primarily due to growing sales trends and additional stock on hand to protect service levels, and decreases in accounts payable, accrued compensation and other accrued liabilities. The decline in payables and accrued liabilities reflects the seasonal pattern of Avon's operations, the timing of cash payments and the payout of the cash component of the Company's three-year long-term incentive plan in 2000.

     Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. The aforementioned acceleration of the Company's share repurchase program resulted in a shareholders' deficit balance at June 30, 2000 of $346.0. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     At June 30, 2000, the Company had a five-year interest rate swap contract with a notional amount of $50.0 to effectively convert fixed interest on a portion of the Company's $100.0 bonds to a variable interest rate, based on LIBOR. The Company also has five-year and ten-year interest rate swap contracts with notional amounts of $200.0 and $300.0, respectively, to convert fixed interest on the Company's $200.0 five-year notes and $300.0 ten-year notes to a variable interest rate, based on commercial paper rates.

     In May 2000, the Company entered into an interest rate cap agreement with a notional amount of $150.0 expiring on May 31, 2001 to convert variable interest, resulting from the interest rate swaps above, to a fixed interest rate. The cap rate under this contract is 7%.

     The Company may periodically hedge foreign currency royalties, net investments in foreign subsidiaries, firm purchase commitments and contractual foreign currency cash flows or obligations, including third-party or intercompany foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

     At June 30, 2000, the Company held foreign currency forward contracts with notional amounts totaling $233.1 and option contracts with notional amounts totaling $13.0 to hedge foreign currency items. Only $23.0 of these contracts have maturities after 2000. Also outstanding at June 30, 2000 were foreign currency forward contracts with notional amounts totaling $72.4 and option contracts totaling $33.0 which do not qualify as hedging transactions under the current accounting definitions and accordingly, have been marked to market. The mark-to-market adjustment at June 30, 2000 was not material. The Company's risk of loss on the options in the future is limited to premiums paid, which are not material.

     The Company has entered into forward contracts to purchase approximately 1,698,200 shares of Avon common stock at an average price of $36.47 per share as of June 30, 2000. The contracts mature over the next 1-1/2 years and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

     The Company attempts to minimize its credit exposure to counterparties by entering into interest rate swap and cap contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard and Poor's Corporation. The Company's foreign currency and interest rate derivatives are comprised of forward contracts, swaps or options with major international financial institutions. Although the Company's theoretical credit risk is the replacement cost of the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material.

                           AVON PRODUCTS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (In millions, except share data)

Other Information

Euro

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were estimated as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until June 30, 2002 after which they will be withdrawn from circulation. During this transition period, parties may settle transactions using either the euro or a participating country's legal currency. Beginning in January 2002, new euro-denominated bills and coins will be issued.

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

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       Exhibit
       Number                    Description
       ------                    -----------
       3.4  Restated Certificate of Incorporation
            of Avon Products, Inc. effective May 8, 2000.

27   Financial Data Schedule

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the second quarter of 2000.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date:  August 14, 2000      By /s/      JANICE MAROLDA
                             -------------------------------
                                        Janice Marolda
                                        Vice President,
                                          Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.