Form 10-Q
period 2000-09-30
AVON PRODUCTS INC
filed 2000-11-14
CIK 8868

                                           CONFORMED COPY


                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


       [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2000

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

     The number of shares of Common Stock (par value $.25) outstanding at October 31, 2000 was 237,915,557

                              Table of Contents
                        Part I.  Financial Information

                                                               Page
                                                            Numbers
                                                           --------

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended September 30, 2000 and
             September 30, 1999...............................    3
           Nine Months Ended September 30, 2000 and
             September 30, 1999...............................    4

         Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999  .........    5

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and
             September 30, 1999..............................     6

         Notes to Consolidated Financial Statements..........  7-15



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition....... 16-25



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...................     26

Signatures..................................................     27

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In millions, except per share data)

                                                Three months ended
                                                   September 30
                                                -----------------
                                                  2000       1999
                                                  ----       ----
                                                    (unaudited)

Net sales..................................   $1,342.7   $1,250.6

Costs and expenses:
  Cost of sales............................      493.3      465.0
  Marketing, distribution and
    administrative expenses................      679.8      639.4
                                               -------   --------
Operating profit ..........................      169.6      146.2

  Interest expense.........................       22.4        9.8
  Interest income..........................       (2.1)      (2.4)
  Other expense, net.......................        4.0        2.5
                                               -------   --------
Total other expenses.......................       24.3        9.9
                                               -------   --------
Income before taxes and minority interest..      145.3      136.3
Income taxes...............................       51.6       47.8
                                              --------   --------
Income before minority interest............       93.7       88.5
Minority interest..........................        (.7)       (.3)
                                              --------   --------
Net income.................................   $   93.0   $   88.2
                                              ========   ========

Earnings per share:
   Basic .................................    $    .39   $    .34
                                              ========   ========
   Diluted ...............................    $    .39   $    .34
                                              ========   ========



The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In millions, except per share data)

                                                Nine months ended
                                                  September 30
                                                 ----------------
                                                 2000        1999
                                                 ----        ----
                                                    (unaudited)

Net sales..................................  $4,045.7    $3,722.5

Costs, expenses and other:
  Cost of sales* ..........................   1,487.0     1,424.9
  Marketing, distribution and
    administrative expenses................   2,024.9     1,891.7
  Special charge...........................         -       105.2
                                             --------    --------
Operating profit...........................     533.8       300.7

  Interest expense.........................      65.1        27.7
  Interest income..........................      (6.0)       (7.8)
  Other expense(income), net ..............      18.8        (4.6)
                                             --------    --------
Total other expenses.......................      77.9        15.3
                                             --------    --------
Income before taxes and minority interest..     455.9       285.4
Income taxes...............................     161.8       127.0
                                             --------    --------
Income before minority interest............     294.1       158.4
Minority interest..........................      (1.8)        2.3
                                             --------    --------
Net income.................................  $  292.3    $  160.7
                                             ========    ========

Earnings per share:
    Basic .................................  $   1.23    $    .61
                                             ========    ========
    Diluted................................  $   1.22    $    .61
                                             ========    ========


*1999 includes a one-time charge of $46.0 for inventory write-downs.

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)
                                                 September 30    December 31
                                                        2000           1999
                                                      ------          -----
                                                           (unaudited)
ASSETS
Current assets:
Cash and equivalents...................             $    94.0      $  117.4
Accounts receivable....................                 532.1         495.6
Inventories............................                 694.4         523.5
Prepaid expenses and other.............                 214.0         201.3
                                                    ---------      --------
Total current assets...................               1,534.5       1,337.8
                                                    ---------      --------

Property, plant and equipment, at cost.               1,488.5       1,472.0
Less accumulated depreciation..........                 747.0         737.2
                                                    ---------      --------
                                                        741.5         734.8
                                                    ---------      --------
Other assets...........................                 483.1         456.0
                                                    ---------       -------
Total assets...........................             $ 2,759.1      $2,528.6
                                                    =========      ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Debt maturing within one year..........             $   193.0      $  306.0
Accounts payable.......................                 377.6         435.9
Accrued compensation...................                 126.5         165.8
Other accrued liabilities..............                 369.5         411.6
Sales and taxes other than income......                  85.1         107.5
Income taxes...........................                 301.5         286.0
                                                    ---------      --------
Total current liabilities..............               1,453.2       1,712.8
                                                    ---------      --------
Long-term debt.........................               1,104.6         701.4
Employee benefit plans.................                 387.0         398.1
Deferred income taxes..................                  33.7          36.7
Other liabilities......................                  93.9          85.7

Shareholders' deficit:
Common stock...........................                  88.4          88.1
Additional paid-in capital.............                 844.7         819.4
Retained earnings......................                 997.7         837.2
Accumulated other comprehensive loss. .                (395.9)       (349.7)
Treasury stock, at cost................              (1,848.2)     (1,801.1)
                                                    ---------      --------
Total shareholders' deficit............                (313.3)       (406.1)
                                                    ---------      --------
Total liabilities and shareholders' deficit         $ 2,759.1     $ 2,528.6
                                                    =========     =========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                        Nine months ended
                                                          September 30
                                                         ----------------
                                                        2000         1999
                                                        ----         ----
                                                           (unaudited)
Cash flows from operating activities:
Net income......................................    $  292.3      $ 160.7
Adjustments to reconcile net income to net cash
  provided by operating activities:
Special and non-recurring (payments)charges.....       (14.6)       100.4
Depreciation and amortization...................        69.4         60.8
Provision for doubtful accounts.................        70.2         65.0
Translation loss/(gain).........................         2.4          (.8)
Deferred income taxes...........................         5.4        (20.3)
Amortization of debt discount ..................         3.1            -
Other...........................................         8.2          5.3
Changes in assets and liabilities:
  Accounts receivable...........................      (124.0)      (115.6)
  Inventories...................................      (197.3)      (111.5)
  Prepaid expenses and other....................       (33.7)       (16.8)
  Accounts payable and accrued liabilities......       (82.7)       (63.5)
  Income and other taxes........................        (1.3)         3.9
  Noncurrent assets and liabilities.............         3.4         18.8
                                                      ------       ------

Net cash provided by operating activities......           .8         86.4
                                                      ------       ------
Cash flows from investing activities:
Capital expenditures...........................       (126.3)      (123.3)
Proceeds from disposal of assets...............          5.7          6.2
Other investing activities.....................         (1.2)       (16.4)
                                                      ------       ------
Net cash used by investing activities..........       (121.8)      (133.5)
                                                      ------       ------
Cash flows from financing activities:
Cash dividends.................................       (133.6)      (142.7)
Book overdrafts................................        (14.3)        23.3
Debt, net (maturities of three months or less).         26.1        339.8
Proceeds from short-term debt..................         48.6         38.6
Retirement of short-term debt..................       (184.4)       (37.0)
Proceeds from long-term debt...................        400.1           --
Retirement of long-term debt...................          (.2)         (.2)
Repurchase of common stock.....................        (47.1)      (182.7)
Proceeds from exercise of
   stock options, net of taxes.................         18.3         23.9
                                                      ------       ------
Net cash provided by financing activities......        113.5         63.0
                                                      ------       ------
Effect of exchange rate changes on cash
    and equivalents............................        (15.9)       (20.2)
                                                      ------       ------
Net decrease in cash and equivalents...........        (23.4)        (4.3)
Cash and equivalents at beginning of period....        117.4        105.6
                                                      ------       ------
Cash and equivalents at end of period..........     $   94.0      $ 101.3
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

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133", which delayed the effective date of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. FAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". FAS No. 138 amends FAS 133 and will be adopted concurrently with FAS No. 133. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current period earnings. The impact of FAS No. 133 as amended by FAS 138 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. Based on an analysis of Avon's financial instruments outstanding at September 30, 2000, the Company does not expect the adoption of FAS No. 133 as amended by FAS 138 to have a material impact on its earnings or statement of financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, which provides the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, must be adopted by the Company in the fourth quarter of 2000. The Company is currently assessing the impact, if any, on the Company's financial position and results of operations.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In millions, except share data)

     To conform to the 2000 presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash provided by operating activities" includes the following cash payments for interest and income taxes:

                                                 Nine months ended
                                                   September 30
                                                  ----------------
                                                 2000         1999
                                                 ----         ----

Interest.................................      $ 65.6      $  34.0
Income taxes, net of refunds received....       151.0        117.9

3.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

    For the three and nine months ended September 30, 2000 and 1999, the number of shares used in the computation of basic and diluted earnings per share are as follows:


                                 Three Months ended   Nine Months ended
                                   September 30          September 30
                                   ------------          ------------
                                2000        1999      2000        1999
                                ----        ----      ----        ----
    Basic EPS
    Weighted-average shares   237.54      260.40    237.56      261.31

    Incremental shares from
       assumed conversion of
       stock options and
       convertible debt and
       settlement of forward
       contracts(1)             7.97        2.53      3.86        2.90
                              ------      ------    ------      ------
    Diluted EPS
    Adjusted weighted-
    average shares            245.51      262.93    241.42      264.21
                              ------      ------    ------      ------

(1) At September 30, 2000 and 1999, stock options and forward contracts to purchase Avon common stock totaling approximately 1.0 million shares and 2.3 million shares, respectively, are not included in the earnings per share calculation since their impact is anti-dilutive.


     For the purposes of calculating diluted earnings per share for the three and nine months ended September 30, 2000, after tax interest expense of $2.0 applicable to convertible debt has been added back to net income.

     The Company purchased approximately 1,200,000 shares of common stock for $47.1 during the first nine months of 2000, as compared to

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

approximately 5,895,800 shares of common stock for $228.2 during the first nine months of 1999. 1,064,000 of the 2000 shares were purchased for $42.2 under an existing repurchase program which was completed in the third quarter of 2000. 136,000 of the 2000 shares were purchased for $4.9 under a new repurchase program approved by the Board of Directors in September 2000. Under the new share repurchase program, the Company may buy up to $1 billion of its outstanding common stock over the next five years. At September 30, 1999, 1,779,800 shares repurchased for $45.5 were not settled until October 1999. Accordingly, $45.5 was included in other accrued liabilities as of September 30, 1999 on the Consolidated Balance Sheet.

4.  INVENTORIES

                                  September 30         December 31
                                       2000                   1999
                                       ----                   ----

    Raw materials................    $185.6                 $156.9
    Finished goods...............     508.8                  366.6
                                     ------                 ------
                                     $694.4                 $523.5
                                     ======                 ======

5.  DIVIDENDS

    Cash dividends paid per share of common stock were $.185 and $.555 for the three and nine months ended September 30, 2000, respectively, and $.18 and $.54 for the corresponding 1999 periods. On February 3, 2000, the Company increased the annual dividend rate to $.74 from $.72.

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







    In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such contingencies at September 30, 2000 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

7.  COMPREHENSIVE INCOME

    For the three and nine months ended September 30, 2000 and 1999, the components of comprehensive income are as follows:

                               Three Months ended      Nine Months ended
                                 September 30            September 30
                                    ------                   -------
                                 2000       1999         2000       1999
                                 ----       ----         ----       ----

Net income                     $ 93.0     $ 88.2       $292.3     $160.7
     Other comprehensive loss:
      Unrealized loss, (net of
       tax) from available-for
       sale-securities           (4.5)         -         (4.5)         -

      Change in equity due to
      foreign currency
      translation and
      transaction adjustments   (17.8)      (4.8)       (41.7)     (45.0)
                               ------     ------      -------     ------

Comprehensive income           $ 70.7     $ 83.4       $246.1    $ 115.7
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

    The write down of assets (primarily fixed and other assets) relates to the restructuring of operations in Western Europe, including the closure of a jewelry manufacturing facility in Ireland, and the write down of software, the use of which is no longer consistent with the strategic direction of the Company. By centralizing certain key functional areas and exiting unprofitable situations, the Company plans to increase operating efficiencies and ultimately, profit growth in the long-term.

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

    The liability balance at September 30, 2000 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1999   $ 26.2             $   -        $ 26.2
Cash expenditures               (14.6)                          (14.6)
                               ------             -----        ------
Balance at
      September 30, 2000       $ 11.6             $   -        $ 11.6
                               ======             =====        ======

    The balance at September 30, 2000 relates primarily to employee severance costs that will be paid during 2000.

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except share data)

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                      Three Months Ended
                                         September 30
                                      ------------------
                                   2000                   1999
                                   ----                   ----
                               Net     Operating      Net     Operating
                              Sales     Profit       Sales     Profit
                              -----    ---------     -----    ---------

North America:
   U.S.                    $  425.7     $   61.7  $  405.7     $   57.0
   Other*                      58.4          4.6      58.0          4.6
                            --------    --------  --------     --------
   Total                      484.1         66.3     463.7         61.6
                            --------    --------  --------     --------


International:
   Latin America North**      212.1         51.9     171.6         42.4
   Latin America South**      255.9         54.6     235.0         52.3
                            --------    --------  --------     --------
     Latin America            468.0        106.5     406.6         94.7
   Pacific                    195.4         26.7     178.9         24.5
   Europe                     195.2         21.9     201.4         23.5
                            --------    --------  --------     --------
   Total                      858.6        155.1     786.9        142.7
                            --------    --------  --------     --------

Total from operations      $1,342.7        221.4  $1,250.6        204.3
                            --------    --------  --------     --------
Global expenses                            (51.8)                 (58.1)
                                        --------               --------
Operating profit                        $  169.6               $  146.2
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

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

                                    Nine Months Ended
                                      September 30
                                      ------------------
                                   2000                   1999
                                   ----                   ----
                               Net     Operating      Net    Operating
                              Sales     Profit       Sales     Profit
                              -----    ---------     -----    --------

North America:
   U.S.                    $1,335.0     $  239.8  $1,264.5    $  225.5
   Other*                     176.5         16.3     166.4        19.1
                           --------     --------   --------   --------
   Total                    1,511.5        256.1   1,430.9       244.6
                           --------     --------   --------   --------

International:
   Latin America North**      617.2        150.4     529.8       125.3
   Latin America South**      723.8        137.6     663.2       129.6
                           --------      -------  --------    --------
     Latin America          1,341.0        288.0   1,193.0       254.9
   Pacific                    585.0         78.9     505.5        60.8
   Europe                     608.2         79.5     593.1        69.4
                           -------      --------   --------   --------
   Total                    2,534.2        446.4   2,291.6       385.1
                           --------     --------   --------   --------

Total from operations      $4,045.7        702.5  $3,722.5       629.7
                           --------     --------   --------   --------
Global expenses                           (168.7)               (177.8)
Special and
   non-recurring charges                       -                (151.2)
                                        --------              --------
Operating profit                        $  533.8              $  300.7
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

10.  OTHER FINANCING ACTIVITIES

     The Company had entered into forward contracts to purchase approximately 1,568,000 shares of Avon common stock at an average price of $37.08 per share as of September 30, 2000. The contracts mature over the next year and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

11.  DEBT

    During July 2000, the Company issued in a private placement $735.8 principal amount at maturity of zero coupon convertible senior notes due July 12, 2020 (the "Notes"), with proceeds of approximately $350.0. The issue price per note was $475.66, being 47.566% of the principal amount of $1,000 per Note at maturity. The Notes have a 3.75% yield to maturity and are convertible at any time into the Company's common stock at a conversion rate of

                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

8.2723 shares of common stock per $1,000 principal amount at maturity of the Notes (equivalent to a conversion price of $57.50 per share based on the initial offering price of the Notes). The Notes may be redeemed at the option of the Company on or after July 12, 2003 at a redemption price equal to the issue price plus accrued original issue discount to the redemption date. The holders can require the Company to purchase all or a portion of the Notes on July 12, 2003, July 12, 2008, and July 12, 2013 at the redemption price per Note of $531.74, $640.29 and $771.00, respectively. The holders may also require the Company to repurchase the Notes if a fundamental change, as defined, involving Avon occurs prior to July 12, 2003. The Company has the option to pay the purchase price or, if a fundamental change has occurred, the repurchase price in cash or common stock or a combination of cash and common stock. The indenture under which the Notes were issued restricts the Company's ability to merge with or consolidate into another company or to sell substantially all of the Company's assets.

     The Company also granted to the initial purchasers of the Notes an over-allotment option to purchase an additional $105.0 of Notes. On August 8, 2000, the over-allotment option was exercised and additional Notes with an aggregate principal amount at maturity of approximately $105.0 were purchased by the initial purchasers from the Company, for proceeds of approximately $50.0.

     The net proceeds from the offering (including the proceeds of the over-allotment option) were used for general corporate purposes, including the repayment of short-term debt.

12.  Subsequent Event

     On November 2, 2000, the Company declared the quarterly dividend on its common stock of $.185 per share, payable December
1, 2000 to shareholders of record November 16, 2000.

                         AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (In millions, except share data)

ITEM 2.  Management's Discussion and Analysis of the Results of
Operations and Financial Condition

Results of Operations - Three and Nine Months Ended September 30, 2000 and
1999.

Consolidated

     Avon's net income for the third quarter and nine-month period of 2000 was $93.0 and $292.3, respectively, or $.39 and $1.22 per share on a diluted basis, respectively, compared with net income of $88.2 and $160.7, respectively, or $.34 and $.61 per share on a diluted basis, respectively, in 1999. Operating profit was $169.6 and $533.8, respectively, in the third quarter and nine-month period of 2000 compared with $146.2 and $300.7, respectively, in the same periods of 1999. Excluding special and non-recurring charges recorded in the first quarter of 1999 for the Company's business process redesign ("BPR") program, discussed below, net income and operating profit for the nine-month period of 1999 would have been $282.6 and $451.9, respectively.

     Consolidated net sales for the third quarter and nine-month period of 2000 increased 7% and 9%, respectively, over the same periods of 1999. The third quarter sales improvement was a result of increases in all geographic regions excluding Europe, where sales declined 3%. The year-to-date sales improvement resulted from improvements in all geographic regions.
Excluding the impact of foreign currency exchange, consolidated net sales for the third quarter and nine-month period rose 10% and 11%, respectively, over the comparable periods of the prior year.

     Gross margin increased 0.5 and 1.5 percentage points in the third quarter and nine-month period of 2000, respectively, compared to the same periods of 1999. The cost of sales for the nine months ended September 30, 1999, included a one-time charge of $46.0 for inventory write-downs related to the Company's BPR program. See Note 8 for further detail. Excluding the one-time charge in 1999, the year-to-date gross margin increased 0.2 percentage points. The increased gross margin for the third quarter and nine-month period of 2000 resulted primarily from increases in all international regions. Gross margin for the North America Region remained level versus 1999 for both periods.

     Marketing, distribution and administrative expenses increased $40.4, or 6%, and $133.2, or 7%, in the third quarter and nine-month period of

                           AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (In millions, except share data)

2000, respectively, over the same periods of 1999. Operating expenses decreased as a percentage of sales to 50.6% in the third quarter of 2000 from 51.1% in 1999, and to 50.0% in the first nine months of 2000 from 50.8% in the comparable period of 1999. For the third quarter, an improvement in North America more than offset expense ratio increases in all international regions. The nine-month period expense ratio decline resulted from improvements in Europe and the Pacific, partially offset by slight increases in North America and Latin America. For both the third quarter and nine-month period of 2000, global expenses decreased versus 1999.

     The Company's third quarter operating margin of 12.7% was its highest third quarter level in a decade despite incremental expenses of approximately $20.0 targeted against consumers and its core direct selling business in 2000 over 1999. Through nine months, the Company's incremental spending on those initiatives totaled approximately $60.0.

     The September year-to-date 1999 results include a special charge of $105.2 for the Company's BPR program primarily related to employee severance benefits worldwide and the restructuring of operations in Western Europe. See Note 8 for further detail.

     Interest expense increased to $22.4 in the third quarter of 2000 as compared with $9.8 in 1999 and to $65.1 in the first nine months of 2000 compared with $27.7 in 1999, primarily as a result of increased domestic borrowings related to the acceleration of the share repurchase program, which occurred in the second half of 1999, and working capital requirements.

     Interest income of $2.1 and $6.0 decreased $0.3 and $1.8 in the third quarter and nine-month period of 2000, respectively, versus 1999, primarily resulting from reduced interest rates in Brazil and Mexico during 2000.

     Other expense(income), net, of $4.0 in the third quarter of 2000 was $1.5 unfavorable to the comparable period of 1999 primarily due to a value-added tax refund in China in 1999, partially offset by a favorable foreign exchange in 2000. Other expense(income) of $18.8 for the nine-month period of 2000 was $23.4 unfavorable over the comparable period of 1999 mainly due to favorable foreign exchange in 1999 resulting from gains on Brazilian forward contracts and, to a lesser extent, a value-added tax refund in China in 1999.

     The effective tax rate for the third quarter 2000 was 35.5% versus 35.1% in 1999, and the effective tax rate was 35.5% in the first nine months of 2000 versus 35.8% in 1999, excluding the 1999 special charge. The tax rate fluctuations result from the earnings mix and tax rates of international subsidiaries. The tax rate benefit of the special charge in 1999 was 19.4% due to the mix of countries and tax jurisdictions incurring the charges.




     Minority interest of $(0.7) and $(1.8) in the third quarter and first nine months of 2000, respectively, were unfavorable by $(.4) and $(4.1), respectively, due to improved results in Japan and China in 2000.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

North America

     Net sales increased 4% in the third quarter and 6% for the first nine months of 2000 over the prior year. The U.S. business, which represents

                        AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (In millions, except share data)

almost 90% of the North American segment, reported sales increases of 5% and 6% in the third quarter and nine-month period of 2000, respectively, versus 1999. The third-quarter U.S. increase resulted from a 4% increase in the number of units sold as well as a 2% increase in active Representatives. U.S. sales of cosmetics, fragrance and toiletries ("CFT") increased 9%, reflecting a significant double-digit increase in skincare primarily due to sales of Botanisource and Retroactive, launched in the third quarter of 2000, compared to the 1999 Skincare launch which occurred in the fourth quarter. Additionally, women's fragrance and to a lesser extent, color cosmetics contributed to the CFT sales increase. Sales in the Beauty Plus category also increased 2%. Within this category, watches increased solid double digits resulting from strong performance on new products. Jewelry sales decreased double digits primarily due to the strategic decision not to anniversary a 1999 marketing customer flyer. Apparel and accessories sales increased due to resources to support growth in neckwear, luggage and small leather goods. Beyond Beauty and other sales category remained level resulting from increases in gifts, due to sales of toys, and candles, new in 2000, offset by declines in home entertainment, due to fewer new products.

     On a September year-to-date basis, sales in North America increased 6%. Sales in the U.S. increased 6% resulting from a 7% increase in the number of units sold, as well as a 2% increase in active Representatives. The sales increase reflects a 7% increase in the CFT category, with color cosmetics having a double digit increase due to the successful launch of Glazewear and Nailwear, as well as a near double-digit increase in fragrance. Sales in the Beauty Plus category grew 3%, including jewelry and watches which increased strong single digits, partially offset by a decline in apparel. Beyond Beauty and other sales grew 5% reflecting the introduction of candles sales in 2000.

     Operating profit in North America increased 8% and 5% in the third quarter and first nine months of 2000, respectively, versus 1999, primarily attributable to the region's increased sales, discussed above. Operating margin improved 0.4 points for the third quarter compared to 1999 resulting primarily from a 0.4 points improvement in the U.S. The U.S. expense ratio declined 0.6 points driven by BPR savings and continued aggressive expense management, primarily in marketing and administration, partially offset by investments in advertising and e-commerce initiatives. A 0.2 points reduction in gross margin in the U.S. was primarily due to a decline in the gifts margin resulting from the introduction of low-margin new products. This decline was partially offset by improvements in beauty due to mix, as well as improvements in apparel and accessories primarily from improved sourcing and competitive bidding. U. S. third quarter operating profit increased 8%.






     The September year-to-date operating margin in North America declined 0.2 points due to a decline in the Puerto Rico margin, partially offset by improvement in U.S. margin. The decline in Puerto Rico resulted from an expense ratio increase caused by higher brochure costs and increased compensation expense.

                        AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (In millions, except share data)

An expense ratio improvement of 0.3 points in the U.S. versus prior year resulted from cost containment and BPR savings, partially offset by increased spending on advertising and e-commerce initiatives. A 0.2 points decline in gross margin versus 1999 in the U.S. was the result of investments in the beauty category to drive customer transactions, a negative product mix impact, as well as margin declines in jewelry and gifts due to low margin new products. Partially offsetting these declines were increased margins in apparel and accessories due to improved sourcing and competitive bidding and incremental supply chain savings. On a year-to-date basis, U.S. operating profit rose 6%.

International

     International U.S. dollar net sales for the third quarter and first nine months of 2000 increased 9% and 11%, respectively, over the comparable periods in 1999. Excluding the effect of foreign currency exchange, international sales increased 14% for the third quarter and 15% for the nine-month period, with double-digit increases in all regions for the nine-month period.

     In the Pacific Region, the 9% and 16% sales improvements in the third quarter and first nine months of 2000, respectively, were driven by increases in nearly all markets resulting from 18% and 19% increases in the number of units sold and 34% increases in active Representatives for the quarter and year-to-date periods, respectively. In Japan, U.S. dollar sales increased double-digits and local currency sales increased 7% due to an increase in CFT units sold and active Representatives for the quarter. In China, sales growth of over 49% for the quarter continued to be driven by channel expansion, led by beauty boutiques. In the Philippines, third quarter dollar sales were in the mid single digits; however local currency sales had solid double-digit increases resulting from strong increases in key statistical indicators.
Local currency sales in the Pacific region increased 12% and 15% for the third quarter and nine-month period of 2000, respectively, over 1999. For the third quarter and first nine months of 2000, dollar sales for most markets were negatively impacted by foreign currency exchange, excluding Japan and Taiwan where foreign currency exchange had a positive impact on dollar sales.

     In Latin America, sales increased 15% and 12% for the third quarter and first nine months of 2000, respectively, over 1999. Third quarter and year-to-date units rose 6% and 4%, respectively, while active Representatives in the region rose 10% in both the quarter and year-to-date period. For the third quarter, double-digit increases in Mexico, Brazil and Venezuela were slightly offset by low single digit sales declines in Chile and Argentina.
For the nine-month period, all major markets had sales increases, with Mexico, Brazil and Venezuela being the main contributors. The sales growth in Mexico was driven by double-digit increases in the number of units sold, customers served, orders and active Representatives. Sales were also driven by an increased number of pages in the brochures. Higher average order, along with increased prices and more Representatives, were the main drivers for Brazil's sales improvement. Venezuela's solid sales increase resulted from increases in the number of units sold, orders, active Representatives and customers served. Venezuela was able to post these increases despite the late 1999 flooding, which negatively affected operations at the beginning of 2000, along with the persistent uncertain economic and political environment. The third-quarter sales decline in Chile resulted from a negative foreign currency exchange impact, while Argentina's sales decline was primarily due to a weak economic environment. Excluding the impact of foreign currency exchange, sales in Latin America increased 18% and 16%, in the third quarter and nine-month period of 2000, respectively, over 1999.

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (In millions, except share data)

     In Europe, sales decreased 3% in the third quarter but increased 9% in local currencies on 14% growth in units and 22% higher active Representatives. Sales increased 3% for the first nine months of 2000, and 14% in local currencies, with units growing 18% and active Representatives increasing 22%. In the United Kingdom, sales for the third quarter were down high single digits from a strong third quarter 1999 performance primarily resulting from an 8 point negative foreign exchange impact. For the nine-month period, sales in the United Kingdom were up mid-single digits, negatively affected by foreign currency exchange of 5 points. The United Kingdom's year-to-date sales increase resulted from an improvement in average order and units sold. For the third quarter and nine-month period of 2000, sales for Central and Eastern Europe and Russia increased strong double digits, while sales in Germany declined double digits. The improvement in Central and Eastern Europe, primarily Poland, resulted from continued increases in the number of units sold, orders, customers served and active Representatives. The sales improvement in Russia was due to double-digit increases in key indicators, as well as weak 1999 comparable results. In Germany, the sales decline reflected a continuing weak economic climate.

     International operating profit increased 9% and 16% in the third quarter and nine-month period of 2000, respectively, compared to the same periods in 1999.

     Operating profit growth in the Pacific Region of 9% and 30% in the third quarter and nine-month period of 2000, respectively, resulted from the sales growth, discussed above, and operating margin improvements in Japan and China. In Japan, gross margin improved due to product cost savings initiatives and a favorable change of product mix from non-CFT to higher margin CFT products. China's operating expense ratio improvement was driven primarily by increased sales growth. Operating profit in Taiwan decreased in the third quarter but increased slightly for the first nine months of 2000. For both periods, operating margin in Taiwan declined primarily due to increased costs resulting from moving to a new facility and increased spending to support sales growth. The third quarter operating margin in the Pacific was level versus prior year and 1.5 points above 1999 for the first nine months of 2000.















     In Latin America, operating profit grew 12% and 13% in the third quarter and first nine months of 2000, respectively, over 1999. In Brazil, operating profit increased double digits for both periods, with third quarter operating margin, increasing nearly 2.0 points. In the third quarter, Brazil's gross margin improved primarily due to a shift in mix to higher margin items. For the nine-month period, Brazil's operating margin remained relatively level due to difficult prior-year comparisons resulting from strong vendor negotiations and foreign exchange gains that favorably impacted last year's margin. In Mexico, operating profit was up strong double digits for both third quarter and the first nine months of 2000; however, operating margin was down slightly for the third quarter and relatively level for September year-to-date. A decline in gross margin due to increased sales of lower margin items offset

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   (In millions, except share data)

the improvement in expense ratio resulting from decreased investments in advertising and fewer returned goods. In Argentina, operating profit and margin declined for both the third quarter and first nine months of 2000 due to higher expenses (increased incentives and advertising) combined with soft sales from a weak economic environment. The operating margin for the third quarter of 2000 in Latin America declined 0.5 points and increased 0.1 points for the nine-month period versus 1999.

     Operating profit in Europe decreased 7% in the third quarter resulting from sales declines, discussed above, currency weakness and a difficult comparison to 1999 third quarter results that had improved 58% over the 1998 quarter, as well as an operating margin decline in the United Kingdom, partially offset by operating margin improvements in Poland and Russia. In the United Kingdom, the higher expense ratio was due to higher shipping and distribution costs resulting from the transition to a new shipping system. In Poland, gross margin improved due to a shift in mix to higher margin items, partially offset by increased branch expenses to compensate for increased orders shipped, as well as timing of advertising expenses. The operating margin improvement in Russia was the result of an improved expense ratio due to tight expense controls on a higher sales base. In the Europe Region, third quarter 2000 operating margin declined 0.4 points over the same period in 1999.

     Operating profit in Europe for the first nine months of 2000 increased 15% over 1999, resulting from the sales increases, discussed above, coupled with operating margin improvements in Russia and Poland, partially offset by margin declines in the United Kingdom. The operating margin improvement in Russia was primarily due to a favorable comparison against last year's discount pricing policy as well as tight expense controls on a higher sales base. In Poland, a shift in mix to higher margin items as well as the strong sales increase, discussed above, and a relatively fixed level of expenses contributed to the operating margin improvement. Partially offsetting these improvements was an increased expense ratio in the United Kingdom resulting from increased advertising, consumer motivation and sampling activities to support sales growth, as well as increases in shipping, distribution and volume related costs due to reduced capacity of shipping lines during the transition to a new shipping system. In the Europe region, September 2000 year-to-date operating margin increased 1.4 points above the same period in 1999.

Global Expenses

     In the third quarter of 2000, global expenses decreased 11% versus 1999 primarily due to lower expenses related to the Company's long-term incentive plan and insurance proceeds received in 2000 related to 1999 flood losses in Venezuela, partially offset by increased strategic investments, primarily in information technology and retail initiatives. In the first nine months of 2000, global expenses decreased 5% versus 1999 primarily due to lower expenses related to the Company's long-term incentive plan, insurance proceeds received in 2000 related to the 1998 hurricane losses in Central America and 1999 flood losses in Venezuela and the timing of global marketing expenses, partially offset by increased investments in information technology and retail initiatives.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $313.6 in the first nine months of 2000 compared with a decrease of $345.5 in the comparable period of 1999. The $31.9 variance primarily reflects a decrease in repurchases of common stock, decreased cash used for investing activities due to the acquisition of a manufacturing facility in 1999, lower dividend

                        AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   (In millions, except share data)

payments due to share repurchases, and a favorable effect of foreign currency exchange. These sources of cash were partially offset by lower net cash provided by operations and a decrease in book overdrafts. The lower cash provided by operations reflects higher working capital levels which primarily included increased inventory levels mainly due to higher sales volume and additional stock on hand to protect service levels, and the payout of the long-term incentive plan in 2000. The increase in working capital was offset in part by higher net income.

     The Company purchased approximately 1,200,000 shares of common stock for $47.1 during the first nine months of 2000, as compared to approximately 5,895,800 shares of common stock for $228.2 during the first nine months of 1999. 1,064,000 of the 2000 shares were purchased for $42.2 under an existing repurchase program which was completed in the third quarter of 2000. 136,000 of these shares were purchased for $4.9 under a new repurchase program approved by the Board of Directors in September 2000. Under the new share repurchase program, the Company may buy up to $1 billion of its currently outstanding common stock over the next five years. At September 30, 1999, 1,779,800 shares repurchased for $45.5 were not settled until October 1999. Accordingly, $45.5 was included in other accrued liabilities as of September 30, 1999 on the Consolidated Balance Sheet.

Capital Resources

     Total debt increased $290.2 to $1,297.6 from $1,007.4 at December 31, 1999, principally due to working capital requirements and the payout of the Company's long-term incentive plan. Total debt of $1,297.6 at September 30, 2000 was higher than total debt of $600.4 at September 30, 1999, primarily due to increased borrowings to fund the Company's share repurchase program which was significantly accelerated during the second half of 1999. In addition, at September 30, 2000 and December 31, 1999, other accrued liabilities include approximately $101.9 and $106.4, respectively, related to securities lending activities. Subsequent to September 30, 2000, these other accrued liabilities related to securities lending activities were repaid.

     At September 30, 2000, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement.
This agreement is also used to support the Company's commercial paper borrowings of which $114.3 was outstanding at September 30, 2000.

     At September 30, 2000, there were no borrowings outstanding under uncommitted lines of credit or Company's bankers' acceptance facilities.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Working Capital

     As of September 30, 2000, current assets exceeded current liabilities by $81.3, while at December 31, 1999, current liabilities exceeded current assets by $375.0. The increase in current assets over current liabilities of $456.3 was primarily due to a decrease in short-term net debt (debt less cash equivalents) reflecting the refinancing of short-term commercial paper borrowings with the proceeds of the Notes discussed in the Capital Resources section above and Note 11 to the Consolidated Financial Statements, an increase in net inventories, primarily due to higher sales volume and additional stock on hand to protect service levels, and decreases in accounts

                           AVON PRODUCTS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (In millions, except share data)

payable, accrued compensation and other accrued liabilities. The decline in payables and accrued liabilities reflects the seasonal pattern of Avon's operations, the timing of cash payments and the payout of the cash component of the Company's three-year long-term incentive plan in 2000.

     Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. The aforementioned acceleration of the Company's share repurchase program resulted in a shareholders' deficit balance at September 30, 2000 of $313.3. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

     At September 30, 2000, the Company had a five-year interest rate swap contract with a notional amount of $50.0 to effectively convert fixed interest on a portion of the Company's $100.0 bonds to a variable interest rate, based on LIBOR. The Company also has five-year and ten-year interest rate swap contracts with notional amounts of $200.0 and $300.0, respectively, to convert fixed interest on the Company's $200.0 five-year notes and $300.0 ten-year notes to a variable interest rate, based on commercial paper rates.

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

     At September 30, 2000, the Company held foreign currency forward contracts with notional amounts totaling $348.9 and option contracts with notional amounts totaling $19.1 to hedge foreign currency items. Only $130.4 of these contracts have maturities after 2000. Also outstanding at September 30, 2000 were foreign currency forward contracts with notional amounts totaling $61.4 and option contracts totaling $33.0 which do not qualify as hedging transactions under the current accounting definitions and accordingly, have been marked to market. The mark-to-market adjustment at September 30, 2000 was not material. The Company's risk of loss on the options in the future is limited to premiums paid, which are not material.

     The Company has entered into forward contracts to purchase approximately 1,568,000 shares of Avon common stock at an average price of $37.08 per share as of September 30, 2000. The contracts

                           AVON PRODUCTS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (In millions, except share data)

mature over the next year and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

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

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       Exhibit
       Number                    Description
       ------                    -----------

27   Financial Data Schedule

(b)  Reports on Form 8-K.

     On July 7, 2000, the Company filed a Form 8-K to announce that it was considering issuing zero coupon convertible notes to repay a portion of its existing floating rate short-term debt.

     On July 7, 2000, the Company filed a Form 8-K to announce that it had priced a private placement of $350 million of Zero
Coupon Convertible Senior Notes due 2020.

     On September 14, 2000 the Company filed a Form 8-K to announce the following:

     On September 7, 2000, the Company announced a new program to repurchase up to $1 billion of the Company's common stock over the next five years.

     On September 14, 2000, the Company filed a registration statement on Form S-3 covering the resale by holders of the Company's Zero Coupon Convertible Senior Notes due 2020 ("Notes") and the common stock issuable upon conversion of such Notes.

     In response to a private investigation by the Securities and Exchange Commission, the Company is providing information concerning an item included in its special charge reported for the first quarter of 1999.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)



Date: November 14, 2000      By /s/      JANICE MAROLDA
                             -------------------------------
                                        Janice Marolda
                                        Vice President,
                                          Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.