Form 10-K
period 2000-12-31
AVON PRODUCTS INC
filed 2001-03-09
CIK 8868

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

     The aggregate market value of Common Stock (par value $.25) held by non-affiliates at February 28, 2001 was $10.1 billion.

     The number of shares of Common Stock (par value $.25) outstanding at February 28, 2001 was 237,927,022.

Documents Incorporated by Reference

Parts I and II     Portions of the 2000 Annual Report to Shareholders.
Part III           Portions of the Proxy Statement for the 2001 Annual
                   Meeting of Shareholders.

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

General

     The Company is a global manufacturer and marketer of beauty and related products, which include cosmetics, fragrance and toiletries ("CFT"); "Beauty Plus" which consists of jewelry, watches and accessories, and apparel; and "Beyond Beauty" which consists of gift and decorative, home entertainment, and health and nutrition products. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, which is conducted in North America, Latin America, the Pacific and Europe. The Company's reportable segments are based on geographic operations. Financial information relating to the reportable segments is incorporated by reference to the analysis of net sales and operating profit by geographic area, and to Note 11 of the Notes to the Consolidated Financial Statements, on pages 35 and 66, respectively in Avon's 2000 Annual Report to Shareholders.

Business Process Redesign

     In October 1997, the Company announced a worldwide business process redesign ("BPR") program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $151.2 pretax ($121.9 net of tax, or $.47 per share on a basic and diluted basis) for the year ended December 31, 1999 and $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998. At December 31, 2000, the remaining liability balance was $7.9, which relates primarily to severance costs that will be paid in 2001.

     Total savings from BPR initiatives reduced costs by approximately $400 in 2000 versus 1997 levels, with a portion of the savings being reinvested primarily in consumer-focused initiatives.

Global Business Strategy

     In 2000, the Company focused on strategic priorities to drive revenue growth and expand its customer base around the world by building on the Company's strength as a beauty marketer and a leading home direct seller. Our business strategy includes, but is not limited to, plans to accelerate growth in our core beauty business, expanding market share, upgrading our beauty image and new product innovation; building a global portfolio of jewelry and accessories; developing innovative programs to train, motivate and retain Representatives; exploiting retail opportunities; and developing new businesses. The Company expects that BPR programs will continue to provide resources to fund these strategic growth initiatives and contribute to earnings growth. Spending for product innovation and advertising are also key components in building a global beauty image and reaching the end consumer. In 2000, the Company committed much of its strategic spending to the launch of its first-ever global advertising campaign, supported by investments in consumer sampling and upgrades to its sales brochures. Additionally, in the fourth quarter of 2000, the Company significantly expanded its use of Internet technology. In 2001, the Company will launch a new global product category of women's health and wellness products and plans to sell a new retail brand of products at Avon Centers located in the stores of two major retailers.

     Avon's global strategies include the following key growth initiatives:

     Direct Selling Contemporization

     The Company continues to modernize its direct selling channel and Representative experience, enabling it to reach women quickly and efficiently by offering to Representatives training, enhanced earnings opportunities and career options. In 2000, the Company rolled out a global Sales Leadership program in several of its largest markets around the world. The Sales Leadership program is a modified multi-level selling system which gives Representatives the opportunity to earn commissions on their own sales, as well as from downstream sales of Representatives they recruit. This program limits the number of levels to three and continues to focus on individual product sales.

     The Company also implemented a Representative development strategy in 2000. This strategy focuses on the professional training and development of Representatives through the Avon Beauty Advisor program, which gives Representatives the most extensive beauty training ever offered by Avon. Under this program, Representatives enroll in a series of courses designed to upgrade their makeup and skin care consulting skills and teach them about the latest advances in beauty products. Successful graduates are certified as beauty advisors.

     Avon is licensing Representatives to operate stand-alone kiosks selling Avon's core beauty products in shopping malls across the U.S. In addition to increasing their personal sales, entrepreneurial
Representatives also use the kiosks to recruit new Representatives to Avon.

     In addition to the Sales Leadership program and Representative development strategy, the Company built and relaunched its Avon.com internet site in the United States during 2000. In September 2000, the Company announced to its Representatives a new online marketing tool called, youravon.com. The site features Avon's full product line and helps U.S. sales Representatives build their own Avon business by enabling them to sell online through their own personalized web pages, developed in partnership with the Company. Using their own personalized consumer-facing Web sites, e-Representatives provide their family of customers with 24x7 access to Avon products. At the same time, e-Representatives have the advantage of business-to-business capabilities that connect them seamlessly to Avon's order and fulfillment systems. While their customers benefit from the speed, convenience and delivery flexibility of online ordering, Avon e-Representatives are able to promote special products, target specific groups of customers, place and track orders online, and capitalize on e-mail to share product information, selling tips and marketing incentives. Self-paced online training also is available, as well as up-to-the-minute news about the Company. Available to the Representatives and District Sales Managers are new on-line tools that will allow them to engage in more value-added activities, such as recruiting, training and selling. Avon also continues to sell products directly to consumers on Avon's internet site if they choose not to purchase through a Representative.

     The Company annually produces more than 600 million brochures in a dozen languages, utilizing common imagery and layouts from a single global database to enhance its global beauty image. Avon is upgrading the quality of brochures in several of its largest markets, including the United Kingdom and is testing the concept in the U.S.

     Complementary Access

     To accelerate growth in established industrial regions such as the U.S., Western Europe and Japan, the Company has developed new channels to reach more customers and improve access to its products through licensed kiosks and Express Centers in the U.S., toll-free telephone numbers, direct mail and "on line" shopping via the Internet. These complementary access programs will further increase sales to an entirely new customer segment -- women who prefer to do their shopping in stores and malls.

     Access strategies also have helped reach new customers in the Pacific Region. For example, the Philippines, India and Indonesia use decentralized branches and satellite stores to serve Representatives and customers. Representatives come to a branch near their homes to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce the Company's beauty image. In Malaysia, Avon has numerous franchised beauty boutiques, which are staffed by franchise Representatives and are located in areas with high concentrations of Representatives. The boutiques provide more direct and personal service to Representatives and their customers.
Additionally, in China, Venezuela and Taiwan, beauty counters managed by Avon Representatives are in retail store chains.

     In 2001, Avon will open Avon Centers in the stores of Sears, Roebuck and Company ("Sears") and J.C. Penney Company, Inc. ("J.C. Penney"), to sell a new line of Avon products called "beComing". The new line will offer beauty products, as well as a selection of jewelry and accessories and well-being products. The "beComing" line will be priced significantly higher than the core Avon line, but well below prestige brands. This retail partnership leverages Avon's product development and manufacturing capabilities with the retail expertise of Sears and J.C. Penney. It is expected that approximately 200 "store-within-a-store" locations will open in the latter half of 2001. The new retail strategy is intended to enable Avon to access new customers that the Company is not currently reaching through the direct selling channel.

     Image Enhancement

     The Company continues to update the image of its core beauty products and its portfolio of global beauty brands. In the past five years, CFT products have all undergone extensive upgrades in packaging, imaging and formulations, consistent with the global brand strategy. These contemporary products project a consistent, high quality image in all markets and include brands such as Anew, Skin-So-Soft, Avon Color, Far Away, Rare Gold, Perceive, and Avon Skin Care. Global brands are growing rapidly as a percentage of the Company's worldwide CFT business and in 2000, they accounted for 50% of core beauty sales. Anew Retroactive, a ground breaking age-reversal cream introduced in 2000, rolling out globally in 2001, utilizes Avon's exclusive, patent-pending blend of ingredients formulated to enhance cellular communication and re-energize aging skin cells. In 2000, the Company launched an upscale global hair care brand called Advance Techniques and launched a global jewelry and fashion accessories line around the world. The development of global brands has also enabled the Company to deliver a consistent beauty image around the world, as well as improve margins through pricing and supply chain efficiencies. Avon is also marketing a more vibrant beauty image through increased advertising and image-building programs focused on the consumer. In 2000, the Company launched its first-ever global advertising campaign entitled "Let's Talk", increased investments in product sampling and development and upgraded the quality of its brochure to further strengthen its worldwide beauty image. In 2001, "Let's Talk" advertising campaigns will include the Williams sisters, accomplished young sports professionals who, through their embodiment of Avon's values of empowerment and self-fulfillment, serve as role models for women everywhere.

In 2001, Avon will launch an entirely new global product category in the area of women's health and wellness in 15 countries. This new line will help Avon expand the definition of beauty to include inner health, as well as outward appearance. The new products will be sold through a separate catalog and will include vitamins and nutrition supplements, exercise and fitness items, and a variety of self-care and stress relief products. Vitamins and nutritional supplements have been developed for Avon by Roche Consumer Healthcare and will be marketed under the name VitAdvance. Twenty VitAdvance products are expected to launch in 2001.

     In 1998, an important image enhancement came with the opening of the Avon Centre, a spa, salon and retail store located in Trump Tower, New York City. The Avon Centre emphasizes health and beauty and offers a selection of Avon beauty products created exclusively for use at the Avon Centre.

International Expansion

     Avon is one of the most widely recognized brand names in the world. The Company is particularly well positioned to capitalize on growth in new international markets due to high demand for quality products, underdeveloped retail infrastructures, and relatively attractive earnings opportunities for women. The Company presently has operations in 52 countries outside the United States and its products are distributed in 86 more for coverage in 139 markets, and it continues to expand into new markets. The Company has entered 26 new markets since 1990, including Russia and China and rapidly emerging nations throughout Central Europe, and is currently evaluating several other markets in Eastern Europe and the Pacific region.

Distribution

     Avon's products are sold worldwide by approximately 3.4 million Representatives, approximately 452,000 of whom are in the United States. Almost all Representatives are women who sell on a part-time basis. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them to their customers.

     The Company's products are sold to customers through a combination of direct selling and marketing utilizing independent Representatives, licensed kiosks, Express Centers in urban areas, the mail, phone, fax or "on-line". Representatives go where the customers are, both in the home and in the workplace.

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

     Avon employs certain electronic order systems to increase Representative support in the United States and allow them to run their business more efficiently as well as to improve order processing accuracy. One of these systems permits Representatives to submit add-on orders with a touch-tone telephone, enabling them to augment orders already submitted by placing a phone call. Another system, Avon's Personal Order Entry Terminal, permits the top-producing Representatives in the United States to transmit orders electronically by phone line, 24 hours a day, 7 days a week.

     In September 2000, the Company announced to its U.S. Representatives a new online marketing tool called youravon.com. The new online initiative is available to all Representatives and offers a complete line of Avon products 24 hours a day, 7 days a week, with no geographic boundaries. Implementation in certain other key markets is expected during 2001.

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

     The recruiting and training of Representatives are the primary responsibilities of District Sales Managers. In the United States, each district manager has responsibility for a market area covered by 225 to 300 Representatives. Approximately 1,800 District managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year's sales of Avon products by

Representatives in their district. Personal contacts, including recommendations from current Representatives (including the Sales Leadership Program in the U.S.), and local advertising constitute the primary means of obtaining new Representatives. Because of the high rate of turnover among Representatives, a characteristic of the direct-selling method, recruiting and training of new Representatives are continually necessary.

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

     Avon has many competitors in the gift and decorative products and apparel industries in the United States, including retail establishment principally department stores, gift shops and direct-mail companies, specializing in these products.

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

     Avon's consolidated net sales, by classes of principal products, are as follows:

                                              Years ended December 31
                                              -----------------------
                                             2000      1999      1998
                                             ----      ----      ----
Cosmetics, fragrance and toiletries      $3,501.3  $3,220.8  $3,181.1

Beauty Plus:
    Fashion jewelry                         323.4     313.4     294.5
    Accessories                             275.8     223.9     222.4
    Apparel                                 476.3     474.5     469.1
    Watches                                  68.6      49.8      42.1
Beyond Beauty and other*                  1,028.3   1,006.7   1,003.5

Total net sales                          $5,673.7  $5,289.1  $5,212.7

* Beyond Beauty and Other primarily includes home products, gift and decorative, health and nutrition, and candles.

International Operations

     Avon's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

     Avon's international operations are conducted primarily through subsidiaries in 52 countries and Avon's products are distributed in some 86 other countries.

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

     Avon has nineteen manufacturing laboratories around the world, one of which is principally devoted to the manufacture of fashion jewelry. In the United States, Avon's CFT products are produced in three manufacturing laboratories for the four distribution centers and all kiosks and Express centers. Most products sold in foreign countries are manufactured in Avon's facilities abroad.

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

SEASONAL NATURE OF BUSINESS

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT; gift and decorative products; apparel; and fashion jewelry. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were approximately 30 percent of total net sales in both 2000 and 1999, respectively, and before special and non-recurring charges, fourth quarter operating profit was 33 percent and 35 percent of total operating profit in 2000 and 1999, respectively.

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

     Avon has pioneered many innovative products, including Skin-So-Soft, its best-selling bath oil; BioAdvance, the first skin care product with stabilized retinol, the purest form of Vitamin A; and Collagen Booster, the premier product to capitalize on Vitamin C technology. Avon also introduced the benefits of aromatherapy to millions of American women, encapsulated color for the Color-Release line and introduced alpha-hydroxy acid for cosmetic use in the Anew Perfecting Complex products. Today, Avon's Anew product line has been expanded to include technologically advanced products such as Retroactive, launched in the fourth quarter of 2000, Retinol Recovery Complex PM Treatment, Night Force Vertical Lifting Complex, Clearly C 10% Vitamin C Serum and Luminosity Brightening Complex. Retroactive utilizes Avon's exclusive Rejuvi-cell complex, a patent pending blend of ingredients formulated to enhance cellular communication and re-energize aging skin cells. Night Force employs a patented material named AVC10, a molecule that was engineered by Avon researchers over a three-year period. Luminosity Brightening Complex contains Diamonex, Avon's exclusive skin brightening system. Avon has introduced Hydra Finish Lip Color, the first lipstick developed with 20% water, and Perceive, a fragrance which uses the mood-enhancing effects of pheromone technology. In 2000, the Company launched a complete renovation of Avon Color with improved formulas and redesigned packaging, rolled out a reformulated Anew All-In-One skin care regimen, launched Positivity, a new line of skin care products for menopausal women, and launched Advance Techniques, a full line of upscale patented hair-care products. In 2001, there will be updated packaging for the Anew line and Anew Retroactive.

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $43.1 million in 2000, $38.2 million in 1999, and $31.4 million in 1998. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of CFT products.

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

EMPLOYEES

     At December 31, 2000, Avon employed 43,000 people. Of these, 9,800 were employed in the United States and 33,200 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases somewhat in December when Christmas shipments are completed.

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

     The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY; the distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. Other properties include five manufacturing laboratories and twenty distribution centers in Europe; five manufacturing laboratories and fourteen distribution centers in Latin America; two manufacturing laboratories and two distribution centers in North America (other than in the United States); and four manufacturing laboratories and eleven distribution centers in the Pacific region. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facility in Puerto Rico.

ITEM 3. LEGAL PROCEEDINGS

     Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon.

     In 1991, a class action lawsuit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). This lawsuit alleges various contract and securities law claims relating to the PERCS (which were fully redeemed that year). While it is not possible to predict the outcome of litigation, Avon has rejected the assertions in this case, believes it has meritorious defenses to the claims and is vigorously contesting this lawsuit. It is anticipated that a trial may take place in late 2001.

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

     As disclosed in a Form 8-K filed September 14, 2000, in response to a private investigation by the Securities and Exchange Commission ("SEC"), the Company is providing information that principally concerns an item included in its special charge reported for the first quarter of 1999. The item consists of an order management software system for sales representatives known as the "FIRST" project, of which $15 million in costs were written off as part of the special charge. The balance of the project's development costs, amounting to approximately $25 million, continue to be carried as an asset on the books of the Company.

     The Company is fully cooperating with the SEC. The SEC has stated that its inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The outcome of this investigation cannot be predicted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices per Share of Common Stock by Quarter" on page 47 of Avon's 2000 Annual Report to Shareholders.

PART II

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1996 through 2000 is incorporated by reference to the "Eleven-Year Review" on pages 70 and 71 of Avon's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     This information is incorporated by reference to "Management's Discussion and Analysis" on pages 33 through 45 of Avon's 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to "Risk Management Strategies and Market Rate Sensitive Instruments" on pages 44 through 45 and Note 7 on pages 59 and 60 of Avon's 2000 Annual Report to
Shareholders for information concerning market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 48 through 68, together with the report thereon of PricewaterhouseCoopers LLP, on page 69, and "Results of Operations by Quarter" on pages 46 and 47 of Avon's 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of
Directors" sections of Avon's Proxy Statement for the 2001 Annual
Meeting of Shareholders.

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

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2001 Annual Meeting of Shareholders.

     Listed below are the executive officers of Avon, each of whom
(except as noted) has served in various executive and operating capacities with Avon during the past five years:
                                                                       Elected
Title                                         Name              Age    Officer
-----                                         ----              ---    -------

Chief Executive Officer and Director...  Andrea Jung             42      1997(1)
President and
   Chief Operating Officer,
   and Director                           Susan J. Kropf         52      1997(2)
Executive Vice President, Asia Pacific....Fernando Lezama        61       1997
Executive Vice President and
   Chief Financial Officer................Robert J. Corti        51       1988
Senior Vice President and
   General Counsel........................Gilbert L. Klemann, II 50      2001(3)
Senior Vice President, Human Resources....Jill Kanin-Lovers      49       1998
Vice President and Controller.............Janice Marolda         40       1998

(1) Andrea Jung has been the Chief Executive Officer of Avon since November 1999 concurrently holding the position of President until January 2001. Ms. Jung joined Avon in January 1994 as President, Product Marketing and was promoted to Executive Vice President, Global Marketing and New Business in March 1997. From January 1998 to November 1999 she was President and Chief Operating Officer of Avon.

(2) Susan J. Kropf was elected President and Chief Operating Officer, effective January 2001. She had been elected Executive Vice
President, Chief Operating Officer, North America and Global
Business Operations effective November 1999. Previously she had been Executive Vice President and President, North America and prior to that she had served as Senior Vice President, U.S.
Marketing and Vice President, Product Development. Mr. Kropf has been with Avon for 30 years.

(3) Gilbert L. Klemann, II was elected Senior Vice President and General Counsel of Avon effective January 1, 2001. Prior to joining Avon he had been an Executive Vice President of Fortune Brands, Inc. (formerly American Brands, Inc.)from 1998-1999 with responsibilities that included corporate development, legal and administrative functions. He was the Senior Vice President and General Counsel of American Brands, Inc. during the period 1991-1997 and previously was a partner in the New York law firm of Chadbourne & Parke.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
         ON FORM 8-K
                                                  Annual
                                                  Report to
                                                  Shareholders     Form 10-K
                                                  Page Number     Page Number
                                                  -----------     -----------
(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries

         Consolidated statements of income for
            each of the years in the three-year
            period ended December 31, 2000........     48               20
         Consolidated balance sheets at
           December 31, 2000 and 1999.............     49               21
         Consolidated statements of cash flows
           for each of the years in the three-year
           period ended December 31, 2000.........     50               22
         Consolidated statements of changes in
           shareholders' (deficit) for each
           of the years in the three-year period
           ended December 31, 2000................     51               23
         Notes to consolidated financial
           statements.............................  52-68            24-48
         Report of Independent Accountants
           PricewaterhouseCoopers LLP.............     69               50

(a) 2. Financial Statement Schedule

         Report of Independent Accountants on
            Financial Statement Schedule
           PricewaterhouseCoopers LLP                                S-1
         Consent of Independent Accountants
            PricewaterhouseCoopers LLP                               S-2
         Financial statement schedule for each
           of the years in the three-year period
           ended December 31, 2000...............
                    II.  Valuation and qualifying
                           accounts.............                     S-3

Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a)3.  Exhibits

Exhibit
Number                              Description
------                              -----------
3.1 Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on May 8, 2000
(incorporated by reference to Exhibit 3.4 to Avon's Quarterly
Report on Form 10-Q for the quarter ended June 30, 2000).

3.2 By-laws of Avon, as restated, effective December 2, 1999 (incorporated by reference to Exhibit 3.2 to Avon's Annual Report on Form 10-K for the year ended December 31, 1999).

4.1 Amended and Restated Revolving Credit and Competitive Advance Facility Agreement, dated as of August 8, 1996, among Avon, Avon
Capital Corporation and a group of banks and other lenders
(incorporated by reference to Exhibit 4.1 to Avon's Quarterly
Report on Form 10-Q for the quarter ended September 30, 1996).

4.2 Indenture dated as of August 1, 1997 between Avon as Issuer, and The Chase Manhattan Bank, as Trustee relating to the 6.55% Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's
Registration Statement on Form S-4, Registration Statement No.
33-41299 filed December 1, 1997).

4.3    Rights Agreement, dated as of March 30, 1998 (the "Rights
Agreement"), between Avon and First Chicago Trust Company of New
York (incorporated by reference to Exhibit 4 to Avon's
Registration Statement on Form 8-A, filed March 18, 1998).

4.4 Indenture dated as of November 9, 1999 between Avon as Issuer and The Chase Manhattan Bank, as Trustee relating to the 6.9% Notes due November 15, 2004 and the 7.15% Notes due November 15, 2009
(incorporated by reference to Exhibit 4.4 to Avon's Registration
Statement on Form S-4, Registration Statement No. 33-92333 filed
December 8, 1999).

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

10.5* Supplemental Executive Retirement Plan and Supplemental Life Plan of Avon Products, Inc., as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.8* First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.9* Second Amendment, dated as of June 12, 1992 to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.10* Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.11* The Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit
4(b) to Avon's  Registration Statement on Form S-8, Registration
No. 33-65989 filed October 22, 1998).

10.12* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust
Company (incorporated by reference to Exhibit 10.14 to Avon's
Annual Report on Form 10-K for the year ended December 31, 1995).

10.13* Stock Option Agreement between Avon and Stanley C. Gault dated November 4, 1999 (incorporated by reference to Exhibit 10.13 to
Avon's Annual Report on Form 10-K for the year ended December 31,
1999).

10.14* Avon Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form
14A as filed with the Commission on March 27, 2000 (File No. 1-
04881)).

10.15* Employment Agreement dated as of December 11, 1997 between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31,
1997).

10.16* Form of Employment Agreement, dated as of September 1, 1994, between Avon and certain senior officers (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.17* Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated, effective June 1, 2000.

10.18* Avon Products, Inc. Board of Directors' Deferred Compensation Plan, amended and restated, effective January 1, 1997
(incorporated by reference to Exhibit 10.23 to Avon's Annual
Report on Form 10-K for the year ended December 31, 1997).

10.19* Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust Company (incorporated by reference to
Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996).

10.20* First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to
Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.21* Stock Option Agreement between Avon and Andrea Jung dated June 4, 1998 (incorporated by reference to Exhibit 10.2 to Avon's
Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

13     Portions of the Annual Report to Shareholders for the year ended
December 31, 2000 incorporated by reference in response to Items
1,5 through 8 in this filing.

18     Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle (incorporated by reference to Exhibit 18 to Avon's Annual Report on Form 10-K for the year ended December 31, 1999).

21     Subsidiaries of the registrant.

23     Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K).

24     Power of Attorney

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b)    Reports on Form 8-K
       On February 8, 2001, the Company filed a Form 8-K to detail restatements of financial information for the first three quarters of 2000 as a result of the adoption of SAB No. 101 and EITF 00-10.

(c) Avon's Annual Report on Form 10-K for the year ended December 31, 2000, at the time of filing with the Securities and Exchange
Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration
Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form
10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2001.

                                        Avon Products, Inc.

                                        /s/WARD M. MILLER, JR.
                                        ----------------------
                                        Ward M. Miller, Jr.
                                        Senior Vice President, Corporate
                                        Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature                        Title                     Date
---------                        -----                     ----


---------------
Andrea Jung           Chief Executive
                      Officer and Director -
                      Principal Executive Officer       March 9, 2001


---------------
Susan J. Kropf        President                         March 9, 2001
                      and Chief Operating Officer -
                      and Director


---------------
Robert J. Corti       Executive Vice President and
                      Chief Financial Officer -
                      Principal Financial Officer       March 9, 2001


---------------
Janice Marolda        Vice President and
                      Controller - Principal
                      Accounting Officer                March 9, 2001

---------------
Brenda C. Barnes          Director                       March 9, 2001




---------------
Edward T. Fogarty         Director                       March 9, 2001




---------------
Stanley C. Gault          Chairman of the
                          Board and Director             March 9, 2001




---------------
Fred Hassan               Director                       March 9, 2001



---------------
Maria Elena Lagomasino    Director                       March 9, 2001




---------------
Ann S. Moore              Director                       March 9, 2001




---------------
Lawrence A. Weinbach      Director                       March 9, 2001




/s/WARD M. MILLER, JR.
---------------------
Ward M. Miller, Jr. Attorney-in-fact                     March 9, 2001

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2001, appearing in the 2000 Annual Report to Shareholders of Avon Products, Inc., which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
January 25, 2001

CONSENT OF INDEPENDENT ACCOUNTANTS


    We consent to the incorporation by reference in the Registration Statements on Form S-3 (Reg. No. 33-45808) and Form S-8 (Reg. Nos. 33-43820, 33-47209, 33-65989 and 33-65998) of Avon Products, Inc. of our
report dated January 25, 2001 relating to the financial statements which appear in the 2000 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 25, 2001 relating to the financial statement schedule, which appears in this Form 10-K.




PricewaterhouseCoopers LLP
New York, New York
March 9, 2001

AVON PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Years ended December 31


                                           Additions
                                      ---------------------
                        Balance at  Charged to  Charged              Balance
                        beginning   costs and   to other              at end
                           of period   expenses   accounts  Deductions  of
period
                           ---------   --------   --------  ----------  --------
-

2000
Allowance for doubtful
   accounts receivable    $   40.0    $  94.3   $    --    $95.1(a)    $39.2
                          ========    =======   =======   ======       =====

1999
Allowance for doubtful
  accounts receivable     $   49.0    $  87.5   $    --    $96.5(a)    $40.0
                          =======    =======    =======    =====       =====

1998
Allowance for doubtful
  accounts receivable     $   35.5    $  91.3   $    --    $77.8(a)    $49.0
                           =======    =======   =======    =====       =====

(a) Accounts written off, net of recoveries and foreign currency translation adjustment.