Form 10-Q
period 2001-03-31
AVON PRODUCTS INC
filed 2001-05-15
CIK 8868

CONFORMED COPY

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

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

     The number of shares of Common Stock (par value $.25) outstanding at April 30, 2001 was 237,260,702.

                            Table of Contents
                     Part I.  Financial Information

                                                                     Page
                                                                  Numbers
                                                                  -------

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended March 31, 2001 and
             March 31, 2000.....................................          3

         Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000.................          4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and
             March 31, 2000.....................................          5

         Notes to Consolidated Financial Statements.............       6-16



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition..........      17-25



                   Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....         26

Item 6.  Exhibits and Reports on Form 8-K.......................         27

Signature ......................................................         28

                      PART I.  FINANCIAL INFORMATION

                               AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                           2001        2000
                                                           ----        ----
                                                            (unaudited)

Net sales...........................................   $1,347.2    $1,306.7

Other revenue.......................................       10.6        10.4
                                                       --------     -------
Total revenue.......................................    1,357.8     1,317.1

Costs, expenses and other:
  Cost of sales  ...................................      501.1       490.8
  Marketing, distribution and administrative expenses     710.9       688.5
                                                       --------    --------
Operating profit....................................      145.8       137.8

  Interest expense..................................       19.7        19.9
  Interest income...................................       (2.0)       (1.8)
  Other expense, net................................        1.6        10.2
                                                       --------    --------
Total other expense, net ...........................       19.3        28.3
                                                       --------    --------

Income from continuing operations before taxes,
  minority interest and cumulative effect
  of accounting changes.............................      126.5       109.5
Income taxes........................................       44.5        39.1
                                                       --------    --------
Income before minority interest and cumulative
  effect of accounting changes......................       82.0        70.4
Minority interest...................................          -           -
                                                       --------    --------
Income from continuing operations before
  cumulative effect of accounting changes...........       82.0        70.4
Cumulative effect of accounting changes, net of taxes      (0.3)       (6.7)
                                                       --------    --------
Net income .........................................   $   81.7    $   63.7
                                                       ========    ========

Basic earnings per share:
  Continuing operations.............................   $    .34    $    .30
  Cumulative effect of accounting changes...........          -        (.03)
                                                       --------    --------
                                                       $    .34    $    .27
                                                       ========    ========

Diluted earnings per share:
  Continuing operations ............................   $    .34    $    .30
  Cumulative effect of accounting changes...........          -        (.03)
                                                       --------    --------
                                                       $    .34    $    .27
                                                       ========    ========
The accompanying notes are an integral part of these statements.

                             AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)

                                                       March 31   December 31
                                                         2001         2000
                                                         ----         ----
                                                          (unaudited)

ASSETS
Current assets:
Cash and cash equivalents........................    $   92.5      $  122.7
Accounts receivable..............................       490.1         499.0
Income tax receivable ...........................           -          95.2
Inventories......................................       662.9         610.6
Prepaid expenses and other.......................       218.6         218.2
                                                     --------      --------
Total current assets.............................     1,464.1       1,545.7
                                                     --------      --------

Property, plant and equipment, at cost...........     1,512.7       1,523.1
Less accumulated depreciation....................       751.6         754.7
                                                     --------      --------
                                                        761.1         768.4
Other assets.....................................       536.6         512.3
                                                     --------      --------
Total assets.....................................    $2,761.8      $2,826.4
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT)EQUITY
Current liabilities:
Debt maturing within one year....................    $  120.0      $  105.4
Accounts payable.................................       362.2         391.3
Accrued compensation.............................        88.6         138.2
Other accrued liabilities........................       257.6         251.7
Sales and taxes other than income................        97.2         101.1
Income taxes.....................................       363.5         371.6
                                                     --------      --------
Total current liabilities........................     1,289.1       1,359.3
                                                     --------      --------
Long-term debt...................................     1,144.4       1,108.2
Employee benefit plans...........................       388.2         397.2
Deferred income taxes............................        30.6          31.3
Other liabilities................................        93.4          95.2

Share repurchase commitments (Note 10)                   40.0          51.0

Shareholders'(deficit)equity:
Common stock.....................................        88.7          88.6
Additional paid-in capital.......................       842.0         824.1
Retained earnings................................     1,176.3       1,139.8
Accumulated other comprehensive loss  ...........      (420.1)       (399.1)
Treasury stock, at cost..........................    (1,910.8)     (1,869.2)
                                                     --------      --------
Total shareholders'(deficit)equity...............      (223.9)       (215.8)
                                                     --------      --------
Total liabilities and shareholders'(deficit)equity   $2,761.8      $2,826.4
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                            2001         2000
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
Net income..............................................  $ 81.7       $ 63.7
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
Special and non-recurring payments......................    (2.3)        (6.4)
Cumulative effect of accounting changes.................      .3          6.7
Depreciation and amortization...........................    26.4         26.8
Provision for doubtful accounts.........................    30.4         29.0
Foreign exchange losses.................................     2.8           .8
Deferred income taxes...................................    (1.7)         3.0
Other...................................................     7.0          2.2
Changes in assets and liabilities:
  Accounts receivable...................................   (32.2)       (19.1)
  Income tax receivable.................................    95.2            -
  Inventories...........................................   (62.1)       (91.6)
  Prepaid expenses and other............................   (10.7)        (8.5)
  Accounts payable and accrued liabilities..............   (63.3)      (157.6)
  Income and other taxes................................    (4.5)       (10.9)
  Noncurrent assets and liabilities.....................     1.1         12.2
                                                          ------       ------
Net cash provided by(used in) operating activities......    68.1       (149.7)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (27.6)       (29.9)
Disposal of assets......................................     1.5          2.2
Other investing activities..............................    (5.2)        (0.7)
                                                          ------       ------
Net cash used by investing activities...................   (31.3)       (28.4)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (47.0)       (45.8)
Book overdraft..........................................      .2         22.2
Debt, net (maturities of three months or less)..........    26.3        211.3
Proceeds from short-term debt...........................    18.8          5.4
Retirement of short-term debt...........................   (27.4)       (18.2)
Repurchase of common stock..............................   (40.2)       (16.9)
Proceeds from exercise of stock options, net of taxes...     7.4           .2
                                                          ------       ------
Net cash (used in)provided by financing activities......   (61.9)       158.2
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.    (5.1)        (5.2)
                                                          ------       ------
Net decrease in cash and equivalents....................   (30.2)       (25.1)
Cash and equivalents at beginning of period.............   122.7        117.4
                                                          ------       ------
Cash and equivalents at end of period................... $  92.5      $  92.3
                                                         =======       ======
The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)

1.  ACCOUNTING POLICIES

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 2000 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, the Company recorded a charge to earnings of $0.3, net of a tax benefit of $0.2, to reflect the change in time-value of Avon's outstanding options from the date of the options' inception through the date of transition (January 1, 2001). The Company also recorded a charge to shareholders' (deficit)equity of $3.9, net of a tax benefit of $2.1, included in accumulated other comprehensive loss to recognize the fair value of all derivatives designated as cash-flow hedging instruments, which the Company expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 7 and 11 of the Notes to Consolidated Financial Statements.

	Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in the financial statements. As a result of adopting SAB 101, Avon changed its revenue recognition policy to recognize revenue upon delivery, when both title and risks and rewards of ownership pass to the independent Representative. In accordance with the provisions of SAB 101, the Company recorded a charge to earnings of $6.7, net of a tax benefit of $3.5, to reflect the accounting change. For the three months ended March 31, 2000, this charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Income. Restatements were made to previously reported 2000 quarterly information to reflect the adoption of SAB 101.

	For the year ended December 31, 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. EITF 00-10 also requires the disclosure of the income statement classification of any shipping and handling costs. 2000 quarterly information has been restated to reflect shipping and handling fees, previously reported in Marketing, distribution & administration expenses, in Other revenue in the Consolidated Statements of Income. For the three months ended March 31, 2001 and 2000, shipping and handling costs aggregated $125.2 and $119.0, respectively, and are included in Marketing, distribution & administrative expenses in the Consolidated
Statements of Income.

     In March 2000, the EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)

Events Outside the Control of the Issuer Occur" ("EITF 00-7"). Equity derivative contracts that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. In September 2000, the EITF reached a consensus on Issue No.00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts should be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with a cumulative catch-up adjustment to be recorded at that time. Additionally, any contracts entered into prior to September 20, 2000, which were not revised to comply with the requirements of EITF 00-19 by December 31, 2000, were reclassified out of permanent equity and into temporary equity pursuant to Accounting Series Release No. 268. At March 31, 2001, contracts aggregating $40.0 do not comply with the provisions of EITF 00-19 and have been included in the accompanying Consolidated Balance Sheets in Share repurchase commitments with a corresponding decrease in Additional paid-in capital. Subsequent to March 31, 2001, all of these contracts have been settled.

     In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective January 1, 2002, for the Company. The Company is currently evaluating the impact of this new guidance.

     In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective January 1, 2002, for the Company. The Company is currently evaluating the impact of this new guidance.

     To conform to the 2001 presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

2.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash provided by(used in) operating activities" includes the following cash payments for interest and income taxes:
                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                        2001         2000
                                                        ----         ----

Interest............................................   $ 8.5       $ 17.7
Income taxes, net of refunds received...............    43.8         42.2

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

    For the three months ended March 31, 2001 and 2000, the components of basic and diluted earnings per share are as follows:

                                                2001      2000
Numerator:
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting changes                        $  82.0    $  70.4

   Cumulative effect of accounting changes     ( 0.3)      (6.7)
                                              ______    _______
   Net Income                                $  81.7    $  63.7

Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   changes                                   $  82.0    $  70.4

   Interest expense on convertible notes,
   net of taxes                                  2.5          -

   Income for purposes of computing diluted
   EPS before cumulative effect of
   accounting changes                           84.5       70.4

   Cumulative effect of accounting changes      (0.3)      (6.7)
                                               _____    _______
   Net income for purposes of computing
   diluted EPS                               $  84.2    $  63.7

Denominator:
Basic EPS weighted-average shares
   outstanding                                 237.91    237.64
Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                         1.90      1.51
   Assumed conversion of convertible notes       6.96         -
                                               ______   _______
Diluted EPS adjusted weighted-average
   shares outstanding                          246.77    239.15

Basic EPS:
   Continuing operations                     $    .34   $   .30
   Cumulative effect of accounting changes          -      (.03)
                                             $    .34   $   .27
Diluted EPS:
   Continuing operations                     $    .34   $   .30
   Cumulative effect of accounting changes    ___   -      (.03)
                                             $    .34   $   .27

(1) At March 31, 2001 and 2000, stock options and forward contracts to purchase Avon common stock totaling 3.4 million shares and 6.3 million shares, respectively, are not included in the earnings per share calculation since their impact is anti-dilutive.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

    The Company purchased approximately 993,000 shares of common stock for $41.6 during the first three months of 2001, as compared to approximately 383,000 shares of common stock for $16.9 during the first three months of 2000, under previously announced share repurchase programs. At March 31, 2001, 36,000 shares repurchased for $1.4 were not settled until April 2001 and were included in Other accrued liabilities on the Consolidated Balance Sheet.

4.  INVENTORIES
                                   March 31            December 31
                                       2001                   2000
                                      -----                   ----
    Raw materials................    $175.4                 $168.0
    Finished goods...............     487.5                  442.6
                                     ------                 ------
                                     $662.9                 $610.6
                                     ======                 ======

5.  DIVIDENDS

Cash dividends paid per share of common stock were $.19 for the three months ended March 31, 2001 and $.185 for the corresponding 2000 period. On February 1, 2001, the Company increased the annual dividend rate to $.76 from $.74.

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

    In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such contingencies at March 31, 2001 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

     As disclosed in a Form 8-K filed September 14, 2000, in response to a private investigation by the Securities and Exchange Commission, the Company is providing information that principally concerns an item included in its special charge reported for the first quarter of 1999. The item consists of an order management software system for sales representatives known as the FIRST project, of which $15 million in costs were written off as part of the special charge. The balance of the project's development costs, amounting to approximately $25 million, continue to be carried as an asset on the books of the Company.

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

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

7. COMPREHENSIVE INCOME(LOSS)

    For the three months ended March 31, 2001 and 2000, the components of comprehensive income(loss) are as follows:

                                                 2001       2000
Net income                                     $ 81.7     $ 63.7
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments                  (17.0)      (2.6)
    Unrealized loss on available-for-sale
       securities, net of taxes of $1.4          (2.6)         -
    Net losses on derivative instruments,
       net of taxes of $0.8                      (1.4)         -

Comprehensive income                           $ 60.7     $ 61.1

At March 31, 2001, the Company estimates that $1.4 of the net losses recorded in other comprehensive loss related to forward contracts designated as cash flow hedges will be reclassified to earnings during the next twelve months.

The components of the net losses on derivative instruments as of March 31, 2001 are as follows:

Net losses on derivative instruments at December 31, 2000         $   -
   Cumulative effect of accounting change, net of taxes of $2.1    (3.9)
   Net gains on derivative instruments net of taxes of $0.2          .5
   Reclassification to earnings, net of taxes of $1.1               2.0
                                                                  -----
Net losses on derivative instruments at March 31, 2001            $(1.4)


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
                               =======

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)

    The 1999 special and non-recurring charges by category of expenditures are as follows:

                               Special         Cost of
                                Charge       Sales Charge       Total
                               -------       ------------       -----
Employee severance costs       $  57.0         $     -        $  57.0
Inventories                          -            46.0           46.0
Write-down of assets to
  net realizable value            26.4               -           26.4
Recognition of foreign currency
   translation adjustment          9.8               -            9.8
Other                             12.0               -           12.0
                               -------          ------         ------
   Total                       $ 105.2         $  46.0        $ 151.2
                               =======         =======        =======

    Employee severance costs are expenses, both domestic and international, associated with the realignment of the Company's global operations. Certain employee severance costs were accounted for in accordance with the Company's existing FAS 112 ("Employers' Accounting for Postemployment Benefits") severance plans. Remaining severance costs were accounted for in accordance with other existing accounting literature. The workforce has been reduced by 3,700 associates, or 9% of the total. Approximately one-half of the terminated employees related to facility closures. As of March 31, 2001, all employees under the program have been terminated.

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

    The write-down of assets (primarily fixed and other assets) relates to the restructuring of operations in Western Europe, including the closure of a jewelry manufacturing facility in Ireland, and the write-down of software, the use of which is no longer consistent with the strategic direction of the Company. By centralizing certain key functional areas and exiting unprofitable situations, the Company plans to increase operating efficiencies and ultimately, profit growth in the long-term.

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

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)


    The liability balance at March 31, 2001 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 2000   $  7.9             $   -        $  7.9
Cash expenditures                (2.3)                -          (2.3)
                               ------              ----         -----
Balance at March 31, 2001      $  5.6             $   -        $  5.6
                               ======             =====        ======

    The balance at March 31, 2001 related primarily to employee severance costs that will be paid in accordance with the original plan during 2001.

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                                 Three Months Ended
                                                       March 31
                                                 ------------------
                                            2001                  2000
                                            ----                  ----
                                      Net     Operating      Net     Operating
                                     Sales     Profit       Sales      Profit
                                     -----    ---------     -----    ---------

North America:
      U.S.                        $  461.7   $     82.4   $ 452.0      $ 81.1
      Other*                          56.6          2.3      58.8         4.8
                                     -----        -----     -----      ------
      Total                          518.3         84.7     510.8        85.9
                                     -----        -----     -----      ------
International:
      Latin America North**          216.4         47.6     188.3        39.9
      Latin America South**          213.0         30.6     215.4        29.9
                                    ------        -----     -----      ------
        Latin America                429.4         78.2     403.7        69.8
      Pacific                        181.5         20.7     190.0        22.4
      Europe                         219.8         26.9     202.2        20.6
                                     -----        -----     -----      ------
      Total International            830.7        125.8     795.9       112.8
                                     -----        -----     -----      ------

Total from operations            $ 1,349.0        210.5  $1,306.7       198.7

Global expenses                       (1.8)       (64.7)        -       (60.9)
                                 ---------      -------   -------      ------
Total                            $ 1,347.2      $ 145.8  $1,306.7     $ 137.8
                                 =========      ======== ========      ======

*Includes operating information for Canada, Puerto Rico and start-up costs associated with the U.S. retail business.

**Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

     The following table presents consolidated net sales by classes of principal products, as of March 31:

2001            2000

Cosmetics, fragrance and toiletries       $  862.7        $  822.9
Beauty Plus:
   Fashion jewelry                            67.9            76.8
   Accessories                                67.5            62.0
   Apparel                                   117.6           109.4
   Watches                                    19.9            13.5
                                             272.9           261.7
Beyond Beauty and Other*                     211.6           222.1

Total net sales                           $1,347.2        $1,306.7

*Beyond Beauty and other primarily includes home products, gift and decorative, health and nutrition, and candles.

     To conform to the 2001 presentation, certain reclassifications were made to the prior periods' segment information.

                                 AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

10.  Other Financing Activities

     The Company has entered into forward contracts to purchase 1,114,400 shares of Avon Common Stock at an average price of $35.94 per share as of March 31, 2001. The contracts mature over the next seven months and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized. In accordance with the provisions of EITF 00-19, $40.0 and $51.0 of these contracts have been included in the accompanying Consolidated Balance Sheets in share repurchase commitments with a corresponding decrease in additional paid-in capital as of March 31, 2001 and December 31, 2000, respectively. Subsequent to March 31, 2001, all of these contracts have been settled. See
Note 1 of the Notes to Consolidated Financial Statements.

11.  Financial Instruments and Risk Management

     The Company operates globally, with manufacturing and distribution facilities in various locations around the world. The Company may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

     All derivatives are recognized on the balance sheet at their fair value. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income ("OCI") to the extent effective and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated as a hedge of a net investment in a foreign operation are recorded in foreign currency translation adjustments within OCI, to the extent effective as a hedge. Changes in the fair value of a derivative not designated as hedging instruments are recognized in current earnings.

     The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of the derivative's gain or loss, if any, is recorded in current earnings. The Company excludes the change in time value of option contracts from its assessment of hedge effectiveness. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and gains and losses that were accumulated in OCI are recognized in earnings.

Interest Rates
The Company uses interest rate swaps to hedge portions of interest payable on its debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates.

                                 AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

     The Company has entered into interest rate swap contracts that effectively convert a portion of its fixed-rate debt to a variable-rate, based on LIBOR. The Company has designated the interest rate swaps as fair value hedges. At March 31, 2001, $550.0 of the Company's outstanding long-term debt is designated as the hedged items to interest rate swap contracts. Accordingly, long-term debt increased by $32.5 with a corresponding increase to Other assets
to reflect the fair value of outstanding interest rate swaps.   There were no
amounts of hedge ineffectiveness as of March 31, 2001 related to these interest rate swaps.

The Company has also entered into an interest rate cap to convert a variable interest rate, resulting from the interest rate swaps above, to a fixed interest rate. The contract has not been designated as a hedge and has been recorded in the consolidated financial statements at fair value.

Foreign Currency
The Company uses foreign currency forward contracts and options to hedge portions of its forecasted foreign currency cash flows resulting from forecasted royalties, intercompany loans, and other anticipated foreign currency transactions where there is a high probability that anticipated exposures will materialize, including third-party and intercompany foreign currency transactions. These contracts have been designated as cash flow hedges.

     For the three months ended March 31, 2001, the net gain related to the ineffective portion of the Company's cash-flow hedging instruments, and the net loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness (time value of options) was not material. The net gain reclassified from OCI to earnings for cash-flow hedges that have been discontinued, because the forecasted transactions are not probable of occurring, was not material.
     As of March 31, 2001, the Company expects to reclassify $1.4 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to (a) foreign currency royalties (b) intercompany loans settlements and (c) actual foreign currency denominated purchases or receipts. The maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted transactions is twelve months.

     The Company also enters into foreign currency forward contracts to protect against the adverse effects that exchange-rate fluctuations may have on the earnings of its foreign subsidiaries. These derivatives do not qualify for hedge accounting and the gains and losses on these derivatives are recognized in current earnings.

Hedges of Net Investments in Foreign Operations
The Company uses foreign-currency forward contracts and foreign currency denominated fixed rate debt to hedge the foreign-currency exposure related to the net assets of the Company's foreign subsidiaries.

     As of March 31, 2001, the Company has entered into a loan agreement to borrow Japanese yen to hedge Avon's net investment in it's Japanese subsidiary. For the three months ended March 31, 2001, a $2.9 gain related to the revaluation of this foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets. See Note 12 of the Notes to Consolidated Financial Statements.

                                 AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

Credit and Market Risk
The Company attempts to minimize its credit exposure to counterparties by entering into interest rate swap and cap contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. The Company's foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts or options with major international financial institutions. Although the Company's theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material.

12. Debt

In February 2001, Avon entered into a loan agreement to borrow 5.5 billion Japanese yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. On April 9, 2001, Avon amended this loan agreement to increase the amount borrowed to 8.0 billion Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. On May
15, 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan will bear interest at a per annum rate equal to 0.455%. The loan is designated as a hedge of Avon's net investment in Japan. See Note 11 of the Notes to Consolidated Financial Statements.

At March 31, 2001, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement which expires in 2001. This agreement is also used to support the Company's commercial paper borrowings of which no amounts were outstanding at March 31, 2001. In May 2001, the Company entered into a new $600.0 revolving credit and competitive advance facility which expires in 2006.

13.  Subsequent Event

     On May 3, 2001, the Company declared a quarterly dividend on its common stock of $.19 per share, payable June 1, 2001, to shareholders of record on May 16, 2001.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition


Results of Operations--Three Months Ended March 31, 2001 and 2000.

Consolidated

     For the three-months ended March 31, 2001, net income was $81.7, or $.34 per share on a basic and diluted basis, compared with net income of $63.7, or $.27 per share on a basic and diluted basis, in 2000.
Operating profit was $145.8 in 2001 compared to 137.8 in 2000.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, the Company recorded a charge to earnings of $0.3, net of a tax benefit of $0.2 to reflect the change in time-value of Avon's outstanding options from the date of the options' inception through the date of transition (January 1, 2001). The Company also recorded a charge to shareholders' (deficit)equity of $3.9, net of a tax benefit of $2.1, in accumulated other comprehensive loss to recognize the fair value of all derivatives designated as cash-flow hedging instruments, which the Company expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 7 and 11 of the Notes to Consolidated Financial Statements.

     Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of the change on prior years resulted in a charge of $6.7, net of a tax benefit of $3.5, or $.03 per share on a basic and diluted basis, which is included in net income for the three-months ended March 31, 2000. The impact of the accounting change for the three-months ended March 31, 2000 was to decrease net income before the cumulative effect of the accounting change by $4.4.

     Consolidated net sales for the three-months ended March 31, 2001 increased 3% over the same period of 2000. The sales improvement was a result of increases in Latin America, Europe and North America partially offset by declines in the Pacific region. Excluding the impact of foreign currency exchange, consolidated net sales rose 8% over the comparable period of the prior year, with increases in all regions.

     Gross margin increased 0.4 percentage points in the first three-month period of 2001 compared to the same period of 2000 resulting from improvements in all regions, most significantly in Venezuela, the United Kingdom, Brazil, Russia and most major markets in the Pacific region.

     Marketing, distribution and administrative expenses increased $22.4, or 3%, for the three-months ended March 31, 2001 over the comparable period of 2000 due to increases in all regions, excluding the Pacific region, which remained level. Operating expenses increased slightly as a percentage of sales to 52.4% from 52.2%, primarily due to higher expense ratios in Argentina, Germany, Poland and most markets in the Pacific region, partially offset by improved ratios in Venezuela, Mexico, Brazil and Russia.

                           AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

Interest expense of $19.7 decreased $0.2 versus the comparable period of 2000, primarily as a result of a decline in domestic interest rates in 2001. Interest income of $2.0 increased $0.2 as compared to the same period in 2000 primarily due to higher interest income in Poland during 2001.

     Other expense(income), net of $1.6 was $8.6 favorable to the comparable period of 2000 mainly due to foreign exchange losses during 2000 on forward contracts in Brazil and Mexican peso hedge contracts as well as favorable foreign exchange movements in 2001 on Japanese yen contracts.

     The effective tax rate was 35.2% in the first quarter of 2001 versus 35.7% in the first quarter of 2000, due to dividend planning and the earnings mix and tax rates of international subsidiaries.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

North America

     Net sales increased 1% in the first quarter of 2001 over the prior year. The U.S business, which represents almost 90% of the North American segment, reported a sales increase of 2% for the first three-months of 2001. The increase resulted from a 3% increase in the average number of active Representatives. U.S. sales of cosmetics, fragrance and toiletries ("CFT") grew 6% during the first quarter reflecting a 43% increase in hair care, due to successful new product launches in 2000 which created momentum in 2001 and increased exposure in brochures. Color cosmetics reported strong increases versus prior year, driven by new product activity and the relaunch of Beyond Color. Skin care, the U.S.'s most profitable CFT segment, grew double-digits, partly due to the continued powerful performance of Anew Retroactive. Furthermore, sales of apparel and accessories posted a 21% growth primarily due to growth in intimate apparel, footwear and eyewear. Growth in watches was driven by a strategic decision to offer more concepts in 2001, including new licensed products such as Harry Potter. Partially offsetting these sales improvements was a decline in the jewelry category, mainly due to the successful launch of powerbeads in 2000 and lower sales in home entertainment, resulting from fewer new product concepts in 2001.

     Operating profit in North America decreased 1% (U.S. increased 2%) for the first quarter of 2001 over the comparable period in 2000. This decrease is primarily attributable to start-up costs associated with the U.S. retail business, partially offset by sales increases in the U.S and Puerto Rico. Operating profit margin in North America declined 0.5 points primarily due to a higher expense ratio associated with the U.S. retail business discussed above.

International

     International U.S. dollar net sales for the first quarter of 2001 increased 4% compared to the same period in 2000. The international sales improvement was a result of increases in the Europe and Latin America regions. Excluding the effect of foreign currency exchange, international sales increased 12% with double-digit increases in the Europe and Latin America regions, as well as a mid-single digit increase in the Pacific region.

     In Europe, sales increased 9% in the first quarter, driven by growth in Central Europe, primarily Poland, and in Russia, partially offset by a sales decline in Germany and to a lesser extent, the United Kingdom. The sales improvement in Central Europe, primarily Poland, resulted from

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

continued increases in active Representatives and units and in Russia, due to a dramatic increase in average order size, active Representatives and units. Poland's continued strong sales growth can be attributed to the successful implementation of the Sales Leadership Strategy (launched in 2000). This has resulted in increased market penetration, and along with continued focus on Representative retention, has seen staff count levels increase by over 55% compared to last year. In Russia, the sales increases resulted from an improvement in the economic situation coupled with a change in the commission structure to include several levels of Representative commissions in 2001 versus only one in 2000. The sales decline in Germany was primarily the result of a weak economic climate, which negatively impacted key business indicators. In the United Kingdom, sales increased in local currency but U.S. dollar sales were negatively impacted by foreign exchange. Excluding the impact of exchange, Europe sales grew 17%, an 8 point variance from the dollar increase largely due to an unfavorable exchange impact in all major markets within the region.

     In Latin America, sales increased 6% in the first quarter of 2001 mainly due to double-digit growth in Venezuela and Mexico partially offset by a small decline in Brazil. The sales increase in Venezuela was primarily driven by strong increases in active representatives, units and customers. Venezuela had double-digit sales growth in all product categories, particularly in the CFT category as a result of competitive pricing in Fragrance, Color Cosmetics and Personal Care. The increases in Mexico were also driven by strong performance in cosmetic lines due to investments in new product introductions to drive growth. In Brazil, local currency sales increased double digits, but U.S. dollar sales were negatively impacted by foreign exchange. Excluding the impact of exchange, sales in Latin America increased 12%.

     U.S. dollar sales in the Pacific region declined 4% but increased 7% in local currency on 8% unit growth and a 13% increase in active Representatives. In 2001, U.S. dollar sales for most major markets were negatively impacted by foreign exchange, most significantly Japan and the Philippines. In Japan, local currency sales increased 4% on strong unit growth, particularly in makeup and apparel categories. The Philippines also posted strong increases in units as well as active Representatives, which resulted in double-digit local currency sales growth versus 2000, predominantly in the apparel category. In China, sales growth of 40% was driven by the success of consumer initiatives, such as sampling and promotions in major department stores and television advertising. U.S. dollar and local currency sales in Taiwan declined double digits due to the recent economic slowdown, which has negatively impacted unemployment rates and consumer consumption this year.

     International operating profit increased 11% in the first quarter of 2001 compared to the same period in 2000.

     Operating profit in Europe increased 31% in the first quarter of 2001 primarily due to the sales increases, discussed above, as well as operating profit margin improvements in the United Kingdom and Russia, partially offset by margin declines in Poland and Germany. The improvement in the United Kingdom resulted from an increase in gross margin generated by strong performance of higher margin cosmetic items. Operating profit improvements in Russia are due to dramatic sales growth, which led to an improvement in the expense ratio and gross margin. Despite sales and operating profit growth, Poland reported an unfavorable operating expense ratio, driven by increased costs to move the distribution facility, incremental investment spending on advertising and sampling programs and difficult comparisons against prior year, where substantial savings were realized. In Germany, lower sales due to weak economic conditions led to an increased expense ratio. Overall, the first quarter operating margin in Europe increased 2.1 points versus the prior year.

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

In Latin America, operating profit for the first quarter of 2001 increased 12% as compared to the same period in 2000. This operating profit improvement resulted from the sales increases, discussed above, as well as operating profit margin improvements in Venezuela and to a lesser extent, Brazil, partially offset by operating profit margin declines in Mexico and Argentina. Venezuela's operating margin reflected higher gross margin driven by price increases and cost improvements coupled with a favorable expense ratio. The operating margin improvement in Brazil was due to favorable category mix, effective cost management and strong vendor negotiations to lower product costs. Despite sales and operating profit growth, Mexico reported a decline in gross margin due to increased sales of lower margin CFT items partially offset by lower brochure costs. In Argentina, operating margin declined due to a difficult economic environment. Overall, the first quarter operating margin in Latin America was up 0.9 points versus the prior year.


Operating profit in the Pacific region declined 7% in the first quarter of 2001 resulting from the negative impact of foreign currency translation, discussed above, and a higher operating expense ratio, partially offset by favorable gross margin. Japan's operating margin improved 0.3 points largely due to BPR efforts, which continue to generate significant savings across all expense areas. An improvement in the gross margin in the Philippines was primarily due to the conversion of Avon owned beauty centers to service centers which shifted certain commission expenses to operating expenses, coupled with better margin performance on all product categories. China's operating margin improved dramatically due to a favorable operating expense ratio resulting from significantly higher sales. While gross margin in Taiwan improved due to favorable sales mix versus 2000, operating margin declined slightly due to higher fixed expenses on a lower sales base. Overall, the first quarter operating margin in the Pacific was down 0.4 points versus the prior year.

Global Expenses

     Global expenses increased 6% in the first quarter of 2001 over the same period in 2000 primarily due to higher spending related to information technology and research and development activities.

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $47.9 in the first quarter of 2001 compared with a decrease of $223.6 in the comparable period of 2000. The $175.7 variance resulted from higher net cash provided by operations which primarily reflects the receipt of an income tax refund, higher working capital levels in 2000, which included the payout of the long-term incentive plan in 2000, the timing of cash payments and an improvement in inventory. These sources of cash were partially offset by higher repurchases of common stock, and increased cash used for investing activities due to the acquisition of a distributorship in Greece during 2001.

     During the first quarter of 2001, the Company purchased approximately 993,000 shares of common stock for $41.6 compared with $16.9 spent for the repurchase of approximately 383,000 shares during the comparable period in 2000. At March 31, 2001, 36,000 shares repurchased for $1.4 were not settled until April 2001 and were included in Other accrued liabilities on the Consolidated Balance Sheet.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

Capital Resources

     Total debt increased $50.8 to $1,264.4 from $1,213.6 at December 31, 2000, principally due to working capital requirements and an adjustment of $32.5 to reflect the fair value of outstanding interest rate swaps. Total debt of $1,264.4 at March 31, 2001 was $58.9 higher than total debt of $1,205.5 at March 31, 2000, primarily due to increased borrowings to fund the Company's share repurchase program and an adjustment of $32.5 in 2001 to reflect the fair value of outstanding interest rate swaps.

    At March 31, 2001, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement which expires in 2001. This agreement is also used to support the Company's commercial paper borrowings of which no amounts were outstanding at March 31, 2001. In May 2001, the Company entered into a new $600.0 revolving credit and competitive advance facility which expires in 2006.

     At March 31, 2001, there were no borrowings outstanding under uncommitted lines of credit.

     In February 2001, Avon entered into a loan agreement to borrow 5.5 billion Japanese Yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. On April 9, 2001, Avon amended this loan agreement to increase the amount borrowed to 8.0 billion Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%.
Interest on the loan was paid at maturity. On May 15, 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan will bear interest at a per annum rate equal to 0.455%. The loan is designated as a hedge of Avon's net investment in Japan. See Note 11 to the Notes to Consolidated Financial Statements.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Working Capital

     As of March 31, 2001 and December 31, 2000, current assets exceeded current liabilities by $175.0 and $186.4, respectively. The decrease of current assets over current liabilities of $11.4 was primarily due to the receipt of an income tax refund in 2001. The decrease was partially offset by a decrease in accounts payable and higher inventories, reflecting the seasonal pattern of Avon's operations as well as the payout of the Company's 2000 cash incentive programs.

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

     All derivatives are recognized on the balance sheet at their fair value. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the loss or gain on the hedged asset or liability that is

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

attributable to the hedged risk are recorded in current earnings. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income ("OCI") to the extent effective and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated as a hedge of a net investment in a foreign operation are recorded in foreign currency translation adjustments within OCI to the extent effective as a hedge. Changes in the fair value of a derivative not designated as hedging instruments are recognized in current earnings.

     The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of the derivative's gain or loss, if any, is recorded in current earnings. The Company excludes the change in time value of option contracts from its assessment of hedge effectiveness. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and gains and losses that were accumulated in OCI are recognized in earnings.

Interest Rates
     The Company uses interest rate swaps to hedge portions of interest payable on its debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates.

     The Company has entered into interest rate swap contracts that effectively convert a portion of its fixed-rate debt to a variable-rate based on LIBOR. The Company has designated the interest rate swaps as fair value hedges. At March 31, 2001, $550.0 of the company's outstanding long-term debt is designated as the hedged items to interest rate swap contracts. Accordingly, long-term debt increased by $32.5 with a corresponding increase to Other assets to reflect the fair value of outstanding interest rate swaps. There were no amounts of hedge ineffectiveness as of March 31, 2001 related to these interest rate swaps.

     The Company has also entered into an interest rate cap to convert a variable interest rate, resulting from the interest rate swaps above, to a fixed interest rate. The contract has not been designated as a hedge and has been recorded in the consolidated financial statements at fair value.

Foreign Currency
     The Company uses foreign currency forward contracts and options to hedge portions of its forecasted foreign currency cash flows resulting from forecasted royalties, intercompany loans, and other anticipated foreign currency transactions where there is a high probability that anticipated exposures will materialize, including third-party and intercompany foreign currency transactions. These contracts have been designated as cash flow hedges.

     For the three months ended March 31, 2001, the net gain related to the ineffective portion of the Company's cash-flow hedging instruments, and the net loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness (time value of options) was not material. The net gain reclassified from OCI to earnings for cash-flow hedges that have been discontinued, because the forecasted transactions are not probable of occurring, was not material.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

     As of March 31, 2001, the Company expects to reclassify $1.4 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to (a) foreign currency royalties (b) intercompany loans settlements and (b) actual foreign currency denominated purchases or receipts. The maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted transactions is twelve months.

     The Company also enters into foreign currency forward contracts to protect against the adverse effects that exchange-rate fluctuations may have on the earnings of its foreign subsidiaries. These derivatives do not qualify for hedge accounting and the gains and losses on these derivatives are recognized in current earnings.

Hedges of Net Investments in Foreign Operations
     The Company uses foreign-currency forward contracts and foreign currency denominated fixed rate debt to hedge the foreign-currency exposure related to the net assets of the Company's foreign subsidiaries.

     As of March 31, 2001, the Company has entered into a loan agreement to borrow Japanese Yen to hedge Avon's net investment in its Japanese subsidiary. For the three months ended March 31, 2001, a $2.9 gain related to the revaluation of foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets.

Credit and Market Risk
     The Company attempts to minimize its credit exposure to counterparties by entering into interest rate swap and cap contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. The Company's foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts or options with major international financial institutions. Although the Company's theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material.

     The Company has entered into forward contracts to purchase approximately 1,114,400 shares of Avon common stock at an average price of $35.94 per share at March 31, 2001. The contracts mature over the next seven months and provide for physical or net share settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized. In accordance with the provisions of EITF 00-19, $40.0 and $51.0 of these contracts have been included in the accompanying Consolidated Balance Sheets in Share repurchase commitments with a corresponding decrease in Additional paid-in capital as of March 31, 2001 and December 31, 2000, respectively. Subsequent to March 31, 2001, all of these contracts have been settled. See
Note 1 of the Notes to Consolidated Financial Statements.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions; the Company's ability to implement its business strategy; the Company's ability to successfully identify new business opportunities; the Company's access to financing; the impact of substantial currency fluctuations in the Company's principal foreign markets; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory, tax and legal proceedings and restrictions imposed by domestic and foreign governments; and other factors discussed in Item 1 of the Company's Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements, nor undertakes an obligation to update them.

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) At the annual meeting of shareholders of Avon, held on May 3, 2001, the matters described under (c) below were voted upon.

  (c)  Annual meeting votes:

                                                                      Abstain,
                                                                      Withheld
                                                                     and Broker
                                             For       Against       Non-Votes
                                        -----------   ----------     -----------

(1) To elect three directors
      to three-year terms
      expiring in 2004                 198,891,708            -        1,565,143

(2) To ratify the appointment
      of PricewaterhouseCoopers LLP
      as Avon's independent
      accountants for 2001             199,132,188      651,409          673,254

                            AVON PRODUCTS, INC.
                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits

     There are no exhibits.

(b)  Reports on Form 8-K.

     On January 25, 2001, the Company filed a Form 8-K to provide information regarding its adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and the provisions of Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs."

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  May 15, 2001         By /s/      Janice Marolda
                             -------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


____________________________


                                          FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d) of
                        the Securities Exchange Act of 1934



For Quarter Ended March 31, 2001                       Commission file number 1-
4881




____________________________






AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)





____________________________

EXHIBITS