Form 10-Q
period 2001-06-30
AVON PRODUCTS INC
filed 2001-08-10
CIK 8868

8/09/01




                                                      CONFORMED COPY

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

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

     The number of shares of Common Stock (par value $.25) outstanding at July 31, 2001 was 236,227,584

                            Table of Contents
                     Part I.  Financial Information

                                                                     Page
                                                                  Numbers
                                                                  -------

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended June 30, 2001 and
             June 30, 2000.....................................         3
           Six Months Ended June 30, 2001 and
             June 30, 2000...................................           4

         Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000.................         5

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2001 and
             June 30, 2000.....................................         6

         Notes to Consolidated Financial Statements.............   7 - 18



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition..........  19 - 29



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.......................       30

Signature ......................................................       31

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                         Three months ended
                                                              June 30
                                                         ------------------
                                                           2001        2000
                                                           ----        ----
                                                            (unaudited)

Net sales...........................................   $1,452.5    $1,382.6

Other revenue.......................................       10.2        10.0
                                                       --------     -------
Total revenue.......................................    1,462.7     1,392.6

Costs, expenses and other:
  Cost of sales  ...................................      522.5       498.6
  Marketing, distribution and administrative expenses     704.4       673.6
                                                       --------    --------
Operating profit....................................      235.8       220.4

  Interest expense..................................       18.9        22.8
  Interest income...................................       (4.2)       (2.1)
  Other expense, net................................        7.3         4.6
                                                       --------    --------
Total other expense, net ...........................       22.0        25.3
                                                       --------    --------

Income before taxes and minority interest...........      213.8       195.1
Income taxes........................................       74.6        69.2
                                                       --------    --------
Income before minority interest.....................      139.2       125.9
Minority interest...................................       (1.5)       (1.0)
                                                       --------    --------
Net income .........................................   $  137.7    $  124.9
                                                       ========    ========

Earnings per share:
  Basic.............................................   $    .58    $    .53
                                                       ========    ========
  Diluted...........................................   $    .57    $    .52
                                                       ========    ========

The accompanying notes are an integral part of these statements.

                                AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                         Six months ended
                                                              June 30
                                                         ------------------
                                                           2001        2000
                                                           ----        ----
                                                            (unaudited)

Net sales...........................................   $2,799.7    $2,689.3

Other revenue.......................................       20.8        20.4
                                                       --------     -------
Total revenue.......................................    2,820.5     2,709.7

Costs, expenses and other:
  Cost of sales  ...................................    1,023.6       989.4
  Marketing, distribution and administrative expenses   1,415.3     1,362.1
                                                       --------    --------
Operating profit....................................      381.6       358.2

  Interest expense..................................       38.6        42.7
  Interest income...................................       (6.2)       (3.9)
  Other expense, net................................        8.9        14.8
                                                       --------    --------
Total other expense, net ...........................       41.3        53.6
                                                       --------    --------

Income from continuing operations before taxes,
  minority interest and cumulative effect
  of accounting changes.............................      340.3       304.6
Income taxes........................................      119.1       108.3
                                                       --------    --------
Income before minority interest and cumulative
  effect of accounting changes......................      221.2       196.3
Minority interest...................................       (1.5)       (1.0)
                                                       --------    --------
Income from continuing operations before
  cumulative effect of accounting changes...........      219.7       195.3
Cumulative effect of accounting changes, net of taxes      (0.3)       (6.7)
                                                       --------    --------
Net income .........................................   $  219.4    $  188.6
                                                       ========    ========

Basic earnings per share:
  Continuing operations.............................   $    .92    $    .82
  Cumulative effect of accounting changes...........          -        (.03)
                                                       --------    --------
                                                       $    .92    $    .79
                                                       ========    ========

Diluted earnings per share:
  Continuing operations ............................   $    .91    $    .82
  Cumulative effect of accounting changes...........          -        (.03)
                                                       --------    --------
                                                       $    .91    $    .79
                                                       ========    ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)

                                                       June 30   December 31
                                                         2001         2000
                                                         ----         ----
                                                            (unaudited)

ASSETS
Current assets:
Cash and cash equivalents........................    $  151.7      $  122.7
Accounts receivable..............................       477.9         499.0
Income tax receivable ...........................           -          95.2
Inventories......................................       686.5         610.6
Prepaid expenses and other.......................       230.9         218.2
                                                     --------      --------
Total current assets.............................     1,547.0       1,545.7
                                                     --------      --------

Property, plant and equipment, at cost...........     1,520.7       1,523.1
Less accumulated depreciation....................       757.2         754.7
                                                     --------      --------
                                                        763.5         768.4
Other assets.....................................       527.3         512.3
                                                     --------      --------
Total assets.....................................    $2,837.8      $2,826.4
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT)EQUITY
Current liabilities:
Debt maturing within one year....................    $  145.6      $  105.4
Accounts payable.................................       348.9         391.3
Accrued compensation.............................       106.3         138.2
Other accrued liabilities........................       244.0         251.7
Sales and taxes other than income................        92.7         101.1
Income taxes.....................................       391.5         371.6
                                                     --------      --------
Total current liabilities........................     1,329.0       1,359.3
                                                     --------      --------
Long-term debt...................................     1,139.0       1,108.2
Employee benefit plans...........................       383.5         397.2
Deferred income taxes............................        29.3          31.3
Other liabilities................................        98.3          95.2

Share repurchase commitments                                -          51.0

Shareholders'(deficit)equity:
Common stock.....................................        88.8          88.6
Additional paid-in capital.......................       893.3         824.1
Retained earnings................................     1,269.1       1,139.8
Accumulated other comprehensive loss  ...........      (422.2)       (399.1)
Treasury stock, at cost..........................    (1,970.3)     (1,869.2)
                                                     --------      --------
Total shareholders'(deficit)equity...............      (141.3)       (215.8)
                                                     --------      --------
Total liabilities and shareholders'(deficit)equity   $2,837.8      $2,826.4
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                            Six months ended
                                                                June 30
                                                           ------------------
                                                            2001         2000
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
Net income.............................................. $ 219.4      $ 188.6
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
Special and non-recurring payments......................    (4.1)       (10.1)
Cumulative effect of accounting changes.................     0.3          6.7
Depreciation and amortization...........................    53.3         45.9
Provision for doubtful accounts.........................    52.4         48.2
Foreign exchange losses.................................     8.1          1.5
Amortization of debt discount(premium) .................     7.3         (3.3)
Deferred income taxes...................................    (5.7)         5.1
Other...................................................     8.2          5.4
Changes in assets and liabilities:
  Accounts receivable...................................   (45.2)       (47.5)
  Income tax receivable.................................    95.2            -
  Inventories...........................................   (89.0)      (141.6)
  Prepaid expenses and other............................   (20.0)       (16.3)
  Accounts payable and accrued liabilities..............   (67.5)      (130.9)
  Income and other taxes................................    18.3         (5.8)
  Noncurrent assets and liabilities.....................     3.0         18.1
                                                          ------       ------
Net cash provided by(used in) operating activities......   234.0        (36.0)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (68.1)       (76.5)
Disposal of assets......................................     6.2          5.2
Other investing activities..............................    (5.3)        (1.1)
                                                          ------       ------
Net cash used by investing activities...................   (67.2)       (72.4)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (91.8)       (89.7)
Book overdraft..........................................    (1.0)        (8.5)
Debt, net (maturities of three months or less)..........    56.8        221.7
Proceeds from short-term debt...........................    41.7         25.6
Retirement of short-term debt...........................   (52.4)       (42.7)
Retirement of long-term debt............................     (.1)         (.1)
Repurchase of common stock..............................  (100.3)       (42.1)
Proceeds from exercise of stock options, net of taxes...    16.7         10.5
                                                          ------       ------
Net cash (used in)provided by financing activities......  (130.4)        74.7
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.    (7.4)        (7.8)
                                                          ------       ------
Net increase (decrease) in cash and equivalents.........    29.0        (41.5)
Cash and equivalents at beginning of period.............   122.7        117.4
                                                          ------       ------
Cash and equivalents at end of period................... $ 151.7      $  75.9
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

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, the Company recorded a charge to earnings of $0.3, net of a tax benefit of $0.2, in the first quarter of 2001 to reflect the change in time value of Avon's outstanding options from the dates of the options' inception through the date of transition (January 1, 2001). The Company also recorded a charge to shareholders' (deficit)equity of $3.9, net of a tax benefit of $2.1, included in accumulated other comprehensive loss to recognize the fair value of all derivatives designated as cash-flow hedging instruments, which the Company expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 7 and 11 of the Notes to Consolidated Financial Statements.

	Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in the financial statements. As a result of adopting SAB 101, Avon changed its revenue recognition policy to recognize revenue upon delivery, when both title and risks and rewards of ownership pass to the independent Representative. In accordance with the provisions of SAB 101, the Company recorded a charge to earnings of $6.7, net of a tax benefit of $3.5, in the first quarter of 2000 to reflect the accounting change. This charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations. Restatements were made to previously reported 2000 quarterly information to reflect the adoption of SAB 101.

	For the year ended December 31, 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. EITF 00-10 also requires the disclosure of the income statement classification of any shipping and handling costs. 2000 quarterly information has been restated to reflect shipping and handling fees, previously reported in Marketing, distribution & administration expenses, in Other revenue in the Consolidated Statements of Operations. For the three months ended June 30, 2001 and 2000, shipping and handling costs aggregated $130.8 and $121.5, respectively. For the six months ended June 30, 2001 and 2000, shipping and handling costs aggregated $256.0 and $240.5, respectively. These costs are included in Marketing, distribution
& administrative expenses in the Consolidated Statements of Operations.

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

     In June 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations", which addresses the accounting and reporting for business combinations, and FAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting for acquired goodwill and other intangible assets. FAS 141 is effective for business combinations completed after June 30, 2001 and FAS 142 is effective January 1, 2002, for the Company. The Company does not expect the adoption of FAS 141 and 142 to have a material impact on the Consolidated Financial Statements.

     To conform to the 2001 presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

2.  INFORMATION RELATING TO THE STATEMENTS OF CASH FLOWS

    "Net cash provided by(used in) operating activities" includes the following cash payments for interest and income taxes:
                                                        Six months ended
                                                            June 30
                                                       ------------------
                                                        2001         2000
                                                        ----         ----

Interest............................................  $ 29.1       $ 50.6
Income taxes, net of refunds received...............     9.9        102.0

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

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

    For the three and six months ended June 30, 2001 and 2000, the components of basic and diluted earnings per share are as follows:

                                                Three Months        Six Months
                                               Ended June 30     Ended June 30
                                              2001      2000     2001     2000
Numerator:
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting changes                     $  137.7   $ 124.9   $ 219.7  $195.3

   Cumulative effect of accounting changes       -         -      (0.3)   (6.7)

                                          --------   -------   -------  ------
   Net Income                             $  137.7   $ 124.9   $ 219.4  $188.6
                                          ========   =======   =======  ======
Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   changes                                $  137.7   $ 124.9   $ 219.7  $195.3

   Interest expense on convertible notes,
   net of taxes                                2.5         -       5.0       -
                                          --------   -------   -------  ------
   Income for purposes of computing diluted
   EPS before cumulative effect of
   accounting changes                        140.2     124.9     224.7   195.3

   Cumulative effect of accounting changes       -         -      (0.3)   (6.7)
                                          --------   -------   -------   -----
   Net income for purposes of computing
   diluted EPS                            $  140.2   $ 124.9   $ 224.4  $188.6
                                          ========   =======   =======  ======
Denominator:
Basic EPS weighted-average shares
   outstanding                              236.74    237.50    237.32  237.57
Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                      2.10      2.06      2.00    1.78
   Assumed conversion of convertible notes    6.96         -      6.96       -
                                           -------    ------    ------  ------
Diluted EPS adjusted weighted-average
   shares outstanding                       245.80    239.56    246.28  239.35
                                          ========   =======   =======  ======
Basic EPS:
   Continuing operations                  $    .58   $   .53   $   .92  $  .82
   Cumulative effect of accounting
     changes                                     -         -         -    (.03)
                                          --------  --------   -------  ------
                                          $    .58   $   .53   $   .92  $  .79
                                          ========   =======   =======  ======
Diluted EPS:
   Continuing operations                  $    .57   $   .52   $   .91  $  .82
   Cumulative effect of accounting
     changes                                     -         -         -    (.03)
                                          --------  --------   -------  ------
                                          $    .57   $   .52   $   .91  $  .79
                                          ========   =======   =======  ======
(1) At June 30, 2000, stock options and forward contracts to purchase
    Avon common stock totaling 2.3 million shares, are not included in the earnings per share calculation since their impact is anti-dilutive.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

    The Company purchased approximately 2,564,000 shares of common stock for $101.1 during the first six months of 2001, as compared to approximately 1,060,000 shares of common stock for $42.1 during the first six months of 2000. At June 30, 2001, 17,990 shares repurchased for $0.8 were not settled until July 2001 and were included in Other accrued liabilities on the Consolidated Balance Sheets.

4.  INVENTORIES
                                   June 30            December 31
                                       2001                   2000
                                      -----                   ----
    Raw materials................    $181.4                 $168.0
    Finished goods...............     505.1                  442.6
                                     ------                 ------
                                     $686.5                 $610.6
                                     ======                 ======

5.  DIVIDENDS

Cash dividends paid per share of common stock were $.19 and $.38 for the three and six months ended June 30, 2001, respectively, and $.185 and $.37 for the corresponding 2000 periods. On February 1, 2001, the Company increased the indicated annual dividend rate to $.76 from $.74.

6.  CONTINGENCIES

Various lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon.

    In 1991, a class action suit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). This lawsuit alleges various contract and securities law claims relating to the PERCS (which were fully redeemed that year). While it is not possible to predict the outcome of litigation, Avon has rejected the assertions in this case, believes it has meritorious defenses to the claims and is vigorously contesting this lawsuit. It is anticipated that a trial will take place in 2001.

    In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such contingencies at June 30, 2001, should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

     As disclosed in a Form 8-K filed September 14, 2000, in response to a private investigation by the Securities and Exchange Commission, the Company is providing information that principally concerns an item included in its special charge reported for the first quarter of 1999. The item consists of an order management software system for sales representatives known as the FIRST project, of which $15.0 in costs were written off as part of the special charge. The balance of the project's development costs, amounting to approximately $25.0, continue to be carried as an asset on the books of the Company.

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

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

7. COMPREHENSIVE INCOME(LOSS)

    For the three and six months ended June 30, 2001 and 2000, the components of comprehensive income are as follows:

                                           Three Months            Six Months
                                           Ended June 30         Ended June 30
                                         2001       2000       2001       2000
Net income                            $ 137.7    $ 124.9    $ 219.4    $ 188.6
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments           (2.5)     (20.9)     (19.5)     (23.6)
    Unrealized loss on available-
       for-sale securities,
       net of taxes of $0.6 and $0.8      1.1          -       (1.5)         -
    Net losses on derivative
       instruments, net of
       taxes of $0.2 and $1.0            (0.7)         -       (2.1)         -
                                       -------     ------     ------    ------
Comprehensive income                   $135.6      $104.0    $ 196.3    $165.0
                                       =======     ======     ======    ======

At June 30, 2001, the Company estimates that $1.9 of the net losses recorded in accumulated other comprehensive loss on the consolidated balance sheet related to forward contracts designated as cash flow hedges will be reclassified to earnings during the next twelve months.

For the three and six months ended June 30, 2001, the components of the net losses on derivative instruments are as follows:
                                                     Three Months     Six Months
                                                    Ended June 30  Ended June 30
                                                             2001           2001

Net losses on derivative instruments at
   Beginning of period                                $       -       $      -
   Cumulative effect of accounting change,
      net of taxes of $2.1                                    -           (3.9)
   Net losses on derivative instruments,
      net of taxes of $1.6 and $1.4                        (3.1)          (2.6)
   Reclassification to earnings, net of taxes
      of $1.4 and $2.5                                      2.4            4.4
                                                       --------       --------
Net losses on derivative instruments at
   June 30, 2001                                      $    (0.7)      $   (2.1)
                                                      =========       ========
8.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, the Company announced a worldwide business process redesign program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $151.2 pretax ($121.9 net of taxes, or $.47 per share on a basic and diluted basis) for the year ended December 31, 1999 and $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998.

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
                               =======         =======        =======

    Employee severance costs are expenses, both domestic and international, associated with the realignment of the Company's global operations. Certain employee severance costs were accounted for in accordance with the Company's existing FAS 112 ("Employers' Accounting for Postemployment Benefits") severance plans. Remaining severance costs were accounted for in accordance with other existing accounting literature. The workforce was reduced by 3,700 associates, or 9% of the total. Approximately one-half of the terminated employees related to facility closures. As of June 30, 2001, all employees under the program have been terminated.

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

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

    The liability balance at June 30, 2001 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 2000   $  7.9             $   -        $  7.9
Cash expenditures                (4.1)                -          (4.1)
                               ------              ----         -----
Balance at June 30, 2001       $  3.8             $   -        $  3.8
                               ======             =====        ======

    The balance at June 30, 2001, related primarily to employee severance costs that will be paid in accordance with the original plan during 2001.

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                                   Three Months Ended
                                                        June 30
                                                   ------------------
                                            2001                  2000
                                            ----                  ----
                                      Net     Operating      Net     Operating
                                     Sales     Profit       Sales      Profit
                                     -----    ---------     -----    ---------

North America:
      U.S.                        $  480.8      $ 101.7  $  455.3     $  96.2
      Other*                          59.5          5.7      58.6         6.6
                                     -----        -----     -----      ------
      Total                          540.3        107.4     513.9       102.8
                                     -----        -----     -----      ------
International:
      Latin America North**          252.1         70.4     213.9        57.3
      Latin America South**          242.4         44.7     247.8        50.9
                                    ------        -----     -----      ------
        Latin America                494.5        115.1     461.7       108.2
      Pacific                        184.6         28.5     199.0        29.6
      Europe                         233.1         42.3     208.0        35.8
                                     -----        -----     -----      ------
      Total International            912.2        185.9     868.7       173.6
                                     -----        -----     -----      ------

Total from operations            $ 1,452.5      $ 293.3  $1,382.6     $ 276.4
Global expenses                          -        (57.5)        -       (56.0)
                                 ---------      -------   -------      ------
Total                            $ 1,452.5      $ 235.8  $1,382.6     $ 220.4
                                 =========      =======  ========     =======

*Includes operating information for Canada, Puerto Rico and costs associated with the U.S. retail business.

**Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

                                                   Six Months Ended
                                                       June 30
                                                 ------------------
                                            2001                  2000
                                            ----                  ----
                                      Net     Operating      Net     Operating
                                     Sales     Profit       Sales      Profit
                                     -----    ---------     -----    ---------

North America:
      U.S.                        $  942.5   $   184.1   $  907.3     $ 177.3
      Other*                         116.1         8.0      117.4        11.4
                                     -----        -----     -----      ------
      Total                        1,058.6       192.1    1,024.7       188.7
                                   -------        -----     -----      ------
International:
      Latin America North**          468.5       118.0      402.2        97.2
      Latin America South**          455.4        75.3      463.2        80.8
                                    ------       ------     -----      ------
        Latin America                923.9       193.3      865.4       178.0
      Pacific                        366.1        49.2      389.0        52.0
      Europe                         452.9        69.2      410.2        56.4
                                     -----        -----     -----      ------
      Total International          1,742.9       311.7    1,664.6       286.4
                                     -----       ------     -----      ------

Total from operations            $ 2,801.5      $503.8   $2,689.3     $ 475.1

Global expenses                       (1.8)     (122.2)         -      (116.9)
                                 ---------      -------   -------      ------
Total                            $ 2,799.7      $381.6   $2,689.3     $ 358.2
                                 =========      ======== ========      ======

*Includes operating information for Canada, Puerto Rico and costs associated with the U.S. retail business.

**Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

     The following table presents consolidated net sales by classes of principal products as follows:

                                    Three Months               Six Months
                                    Ended June 30             Ended June 30
                                   2001       2000          2001       2000

Beauty (cosmetics, fragrance
    and toiletries)            $  945.4    $  884.4     $1,810.6   $1,707.2
Beauty Plus:
   Fashion jewelry                 65.4        79.1        133.3      156.0
   Accessories                     62.2        62.6        129.7      124.6
   Apparel                        125.1       115.7        242.7      225.0
   Watches                         17.7        16.2         37.6       29.7
   Health & Well Being             12.2         6.4         16.3       11.5
                                -------    --------      -------    -------
                                  282.6       280.0        559.6      546.8
Beyond Beauty and Other*          224.5       218.2        429.5      435.3
                                -------    --------      -------    -------

Total net sales                $1,452.5    $1,382.6     $2,799.7   $2,689.3



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

                                   AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

11.  Financial Instruments and Risk Management

     The Company operates globally, with manufacturing and distribution facilities in various locations around the world. The Company may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The Company currently does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

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

     The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of the derivative's gain or loss, if any, is recorded in current earnings. Prior to June 1, 2001, the Company excluded the change in time value of option contracts from its assessment of hedge effectiveness. Effective June 1, 2001, the Company includes the change in time value of options in its assessment of hedge effectiveness. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and gains and losses that were accumulated in OCI are recognized in earnings.

Interest Rates
The Company uses interest rate swaps to hedge interest rate risk on its debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates.

                               AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

     The Company has entered into interest rate swap contracts that effectively convert a portion of its fixed-rate debt to a variable rate, based on LIBOR. The Company has designated the interest rate swaps as fair value hedges. At June 30, 2001, $550.0 of the Company's outstanding long-term debt is designated as the hedged items to interest rate swap contracts. Accordingly, long-term debt increased by $22.6 during the six months ended June 30, 2001 with a corresponding increase to Other assets to reflect the fair value of outstanding
interest rate swaps.   There were no amounts of hedge ineffectiveness for the
three and six months ended June 30, 2001, related to these interest rate swaps.

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

     For the three and six months ended June 30, 2001, the net gain related to the ineffective portion of the Company's cash-flow hedging instruments, and the net loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness (time value of options prior to June 1, 2001) was not material. The net gain reclassified from OCI to earnings for cash-flow hedges that have been discontinued, because the forecasted transactions are not probable of occurring, for the three and six months ended June 30, 2001, was not material.
     As of June 30, 2001, the Company expects to reclassify $1.9 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to (a) foreign currency royalties
(b) intercompany loans settlements and (c) actual foreign currency denominated purchases or receipts. The maximum remaining term over which the Company is hedging exposures to the variability of cash flows for all forecasted transactions is eighteen months.

     The Company also enters into foreign currency forward contracts and options to protect against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. These derivatives do not qualify for hedge accounting and the gains and losses on these derivatives are recognized in current earnings.

Hedges of Net Investments in Foreign Operations
The Company uses foreign-currency forward contracts and foreign currency denominated debt to hedge the foreign currency exposure related to the net assets of the Company's foreign subsidiaries.

     As of June 30, 2001, the Company has entered into a loan agreement to borrow Japanese yen to hedge Avon's net investment in its Japanese subsidiary. For the six months ended June 30, 2001, a $3.5 gain related to the revaluation of this foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets. See Note 12 of the Notes to Consolidated Financial Statements.

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

12. Debt

In February 2001, Avon entered into a loan agreement to borrow 5.5 billion Japanese yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. In April 2001, Avon amended this loan agreement to increase the amount borrowed to 8.0 billion Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. In May 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan bore interest at a per annum rate equal to 0.455%. In July 2001, Avon further amended this loan agreement to extend the maturity to August 9, 2001. The loan bore interest at a per annum rate equal to 0.435%. In August 2001, Avon further amended this loan agreement to extend the maturity to August 31, 2001. The loan bears interest at a per annum rate equal to 0.435%. The loan is designated as a hedge of Avon's net investment in Japan. See Note 11 to the Notes to Consolidated Financial Statements.

     In May 2001, the Company entered into an agreement with various banks to replace the Company's existing revolving credit and competitive advance facility, which was due to expire in August 2001, with a new five-year $600.0 revolving credit and competitive advance facility agreement, which expires in 2006. The new agreement and the prior agreement are referred to, collectively, as the "credit facility".

     The credit facility may be used for general corporate purposes, including financing working capital and capital expenditures, providing support for the issuance of commercial paper and supporting the stock repurchase program. The interest rate on borrowings under the credit facility is based on LIBOR, prime, or federal fund rates. The credit facility has an annual facility fee of $0.5. The credit facility contains a covenant for interest coverage, as defined. The Company is in compliance with this covenant at June 30, 2001.
At June 30, 2001, there were no borrowings under the credit facility.

13.  Subsequent Event

     In July 2001, the Company announced that, due a change in Sears Roebuck and Company ("Sears") business strategy, that will include de-emphasizing cosmetics, Avon will not proceed with the launch of the retail brand, beComing, in Sears stores this fall. In July 2001, Avon and Sears reached an agreement, under which Avon received a cash settlement, net of related expenses, of approximately $26.0 to compensate Avon for lost profits and incremental expenses as a result of the cancellation of the retail agreement. In addition, the Company will receive store fixturing from Sears (also as a result of the cancellation of the retail agreement), which may be used in future retail sites.

     Avon will continue with the launch of the beComing brand in J.C. Penney stores in the fall of 2001.

     On August 1, 2001, the Company declared a quarterly dividend on its common stock of $.19 per share, payable September 4, 2001, to shareholders of record on August 16, 2001.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition


Results of Operations

Consolidated

     Avon's net income for the second quarter and six-month period of 2001, was $137.7 and $219.4, respectively, or $.57 and $.91 per share on a diluted basis, respectively, compared with net income of $124.9 and $188.6, respectively, or $.52 and $.79 per share on a diluted basis, respectively, for the same periods in 2000. Operating profit was $235.8 and $381.6, respectively, in the second quarter and six-month period in 2001 compared with $220.4 and $358.2, respectively, for the same periods in 2000.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, the Company recorded a charge to earnings of $0.3, net of a tax benefit of $0.2, in the first quarter of 2001 to reflect the change in time-value of Avon's outstanding options from the dates of the options' inception through the date of transition (January 1, 2001). The Company also recorded a charge to shareholders' (deficit)equity of $3.9, net of a tax benefit of $2.1, in accumulated other comprehensive loss to recognize the fair value of all derivatives designated as cash-flow hedging instruments, which the Company expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 7 and 11 of the Notes to Consolidated Financial Statements.

     Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of the change on prior years resulted in a charge of $6.7, net of a tax benefit of $3.5, or $.03 per share on a basic and diluted basis in the first quarter of 2000, which is included in net income for the six-months ended June 30, 2000. For the three months and six months ended June 30, 2000, the impact of the accounting change was to increase/(decrease) net income before the cumulative effect of the accounting change by $0.4 and ($4.0), respectively.

     Consolidated net sales for the second quarter and six-month period of 2001 increased 5% and 4%, respectively, over the same periods of 2000. The sales improvement in both the second quarter and six-month period was a result of increases in Europe, Latin America and North America, partially offset by declines in the Pacific region. Excluding the impact of foreign currency exchange, consolidated net sales rose 10% and 9% in the second quarter and six-month period of 2001, respectively, over the comparable periods of the prior year, with increases in all regions.

     Gross margin increased 0.1 percentage point in the second quarter of 2001 and 0.2 percentage point in the six-month period of 2001 compared to the same periods of 2000. The second quarter increase resulted from improvements in Latin America, primarily Mexico and Venezuela, and most markets in the Pacific region, partially offset by a decline in Europe, mainly in Western European markets. The six-month increase resulted from improvements in all international regions, most significantly in Russia, the United Kingdom, Venezuela, Brazil, and most markets in the Pacific region. Gross margin in North America for both

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

the second quarter and six-month period of 2001 was flat with the same periods of 2000.

     Marketing, distribution and administrative expenses increased $30.8 and $53.2, or 5% and 4%, for the second quarter and six-month period of 2001, respectively, over the comparable periods of 2000 due to increases in all regions, excluding the Pacific region. Operating expenses decreased as a percentage of sales to 48.2% and 50.2% in the second quarter and six-month period of 2001, respectively, from 48.4% and 50.3% in the comparable periods of 2000. The second quarter and six-month period improvement were primarily due to improved ratios in Venezuela, Mexico, Russia, the United Kingdom and Japan, partially offset by higher expense ratios in Argentina, most Western European markets, South Africa, the Philippines, Taiwan and costs associated with the U.S. retail business scheduled for launch in late 2001.

Interest expense of $18.9 and $38.6 in the second quarter and six-month period of 2001, respectively, decreased $3.9 and $4.1 versus the comparable periods of 2000, primarily as a result of a decline in domestic interest rates in 2001. Interest income of $4.2 and $6.2 in the second quarter and six-month period of 2001, respectively, increased $2.1 and $2.3, respectively, as compared to the same periods in 2000 primarily due to higher domestic interest rates and strong cash position during 2001.

     Other expense, net of $7.3 in the second quarter of 2001 was $2.7 unfavorable to the comparable period of 2000 mainly due to foreign exchange losses on Mexican peso and Hungarian forint foreign exchange contracts. Other expense, net of $8.9 in the six-month period of 2001 was $5.9 favorable to the comparable period of 2000 mainly due to foreign exchange losses during 2000 on forward contracts in Brazil as well as favorable foreign exchange movements in 2001 on Japanese yen contracts.

     The effective tax rate was 34.9% and 35.0% in the second quarter and six-month period of 2001, respectively, versus 35.5% and 35.6%, respectively, in the comparable periods of 2000, due to dividend planning and the earnings mix and tax rates of international subsidiaries.

The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

North America

     Net sales grew 5% and 3% in the second quarter and six-month period of 2001, respectively, over the comparable periods in 2000. The U.S business, which represents almost 90% of the North American segment, reported a sales increase of 6% and 4% for the second quarter and six-month period of 2001. The increase in both periods resulted from a 4% increase in the number of average Representatives due to the successful implementation of Avon's career strategies, particularly Sales Leadership, as well as the strength of Avon's marketing plans. U.S. sales of cosmetics, fragrance and toiletries ("CFT") grew 5% during both the second quarter and six-month period in 2001. The growth in CFT reflects strong increases in skin care, color cosmetics and hair care in both periods. Skin care, the U.S.'s most profitable CFT product line, grew double-digits in both the second quarter and six-month period of 2001, partly due to the successful relaunch of Anew Retroactive as well as strong new product introductions of Anew Line Eliminator and Avon Porefection. Color cosmetics reported strong increases versus prior year, driven by new product activity and the relaunch of Beyond Color. Hair care grew over 40% in the second quarter and six-month period of 2001, due to successful new product launches and increased exposure in brochures.

                           AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

The successful launch of the new Health and Wellness line of vitamins and fitness products contributed to the U.S. sales growth in both periods of 2001. Furthermore, sales of apparel and accessories posted growth of 16% and 18% in the second quarter and six-month period of 2001, respectively, primarily due to growth in intimate apparel. Partially offsetting the sales improvements in the above categories was a decline in sales of home entertainment products, resulting from fewer new product concepts in 2001.

     Operating profit in North America increased 4% and 2%, respectively, (U.S. increased 6% and 4%) for the second quarter and six-month period of 2001 over the comparable periods in 2000. These increases are primarily attributable to sales increases in the U.S. and Puerto Rico, partially offset by costs associated with the U.S. retail business scheduled for launch in late 2001. Operating profit margin in North America declined
0.1 point in the second quarter and 0.3 points in the six-month period of 2001 primarily due to a higher expense ratio associated with the U.S. retail business discussed above.

International

     International U.S. dollar net sales for both the second quarter and six-month period of 2001 increased 5% compared to the same periods in 2000. The international sales improvement in both periods was a result of increases in the Europe and Latin America regions. Excluding the effect of foreign currency exchange, international sales increased 13% in both the second quarter and six-month period of 2001 with double-digit increases in the Europe and Latin America regions, as well as a mid-single digit increase in the Pacific region in both periods.

     In Europe, sales increased 12% and 10% in the second quarter and six-month period of 2001, respectively, driven by growth in Central and Eastern Europe, primarily Poland and Russia, partially offset by sales declines in most Western European markets, excluding the UK. The sales improvement in Central and Eastern Europe, primarily Poland, in both periods resulted from continued increases in average Representatives and units, and the improvement in Russia was driven by significant increases in average order size and units. Poland's continued strong sales growth has been aided by the successful implementation of the Sales Leadership Strategy (launched in 2000). This has resulted in increased market penetration and, along with continued focus on Representative retention, contributed to an increase in staff count levels of over 55% compared to last year. In Russia, the sales increases resulted from an improvement in that nation's economy coupled with a change in the commission structure to include several levels of Representative commissions in 2001 versus only one in 2000. The sales decline in most Western European markets was primarily the result of a weak economic climate, which negatively impacted business. In the United Kingdom, sales increased in local currency, driven by an increase in the average order size, but U.S. dollar sales were negatively impacted by foreign exchange in both the second quarter and six-month period of 2001. Excluding the impact of exchange, Europe sales grew 18% and 17%, 6 point and 7 point variances from dollar increases in the second quarter and six-month period of 2001, respectively, largely due to an unfavorable exchange impact in most major markets within the region.

     In Latin America, sales increased 7% in both the second quarter and six-month period of 2001 mainly due to double-digit growth in Venezuela and Mexico partially offset by declines in Brazil, Argentina and Chile. The sales increase in Venezuela and Mexico in both periods was primarily

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

driven by strong increases in average Representatives, units and customers. Venezuela had double-digit sales growth in the CFT category as a result of competitive pricing in fragrance, color cosmetics and personal care. The increases in Mexico were also driven by strong performance in cosmetic lines due to investments in new product introductions. In Brazil, local currency sales increased double digits in both the second quarter and six-month period of 2001, but U.S. dollar sales were negatively impacted by foreign exchange. In Argentina, sales declined in both periods due to a weak economic environment that has led to high unemployment and lower consumer spending. Since 1991 Argentina has maintained the peso at a one-to-one peg with the US Dollar. During the second quarter of 2001, the Argentine peg came under increased pressure due to three consecutive years of recession and repeated government financing issues. While the peso did not devalue during this time, the problems in Argentina had a negative impact on other currencies in the region, including the Brazilian real and the Chilean peso. As a result, Brazil's and Chile's US dollar results were adversely impacted. The effect of exchange rates was reduced by foreign exchange contracts previously in place and several actions taken by local management to offset these weaker currencies. Excluding the impact of exchange, sales in Latin America increased 15% and 14% in the second quarter and six-month period of 2001, respectively.

     In 2001, U.S. dollar sales for most major markets in the Pacific region were negatively impacted by foreign exchange, most significantly Japan and the Philippines. U.S. dollar sales in the Pacific region declined 7% and 6% in the second quarter and six-month period of 2001, respectively, but increased 5% and 6%, respectively, in local currency. Despite the weakness of the local economy, Japan's local currency sales increased 1% and 3% in the second quarter and six-month period of 2001, respectively. The six-month increase is due to solid unit growth, particularly in the makeup category, mainly due to a successful lipstick event featured in 20 million customer flyers. The Philippines also posted strong increases in units, as well as average Representatives, which resulted in double-digit local currency sales growth in both periods of 2001 versus 2000, predominantly in the watches category. In China, sales growth of 32% and 36% in the second quarter and six-month period of 2001, respectively, was driven by sales initiatives, the opening of Beauty Boutiques and the success of consumer initiatives. U.S. dollar and local currency sales in Taiwan declined double digits in both the second quarter and six-month period due to that country's economic slowdown, which has negatively impacted employment rates and consumer spending this year.

     International operating profit increased 7% and 9% in the second quarter and six-month period of 2001, respectively, compared to the same periods in 2000.

     Operating profit in Europe increased 18% and 23% in the second quarter and six-month period of 2001, respectively, primarily due to the sales increases discussed above, as well as operating profit margin improvements in Russia, the United Kingdom and the Ukraine, partially offset by margin declines in most Western European markets (primarily Germany) and South Africa. Operating profit improvements in Russia in both the second quarter and six-month period are due to dramatic sales growth, which led to an improvement in the expense ratio and gross margin. The operating margin improvement in the United Kingdom in both the second quarter and six-month period resulted from an increase in gross margin generated by strong performance of higher margin cosmetic items and an improvement in the expense ratio due to favorable comparisons against product supply difficulties in 2000. The operating margin improvement in the Ukraine in the second quarter and six-month period is due to sales growth of over 70% in both periods, which led to an improvement in the expense ratio.

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

In Germany, lower sales due to weak economic conditions and fixed expenses on a weaker sales base, led to an increased expense ratio in both the second quarter and six-month period. Overall, the operating margin in Europe for the second quarter and six-month period of 2001 increased 1.0 and 1.6 points, respectively, versus the prior year.

In Latin America, operating profit for the second quarter and six-month period of 2001 increased 6% and 9%, respectively, as compared to the same periods in 2000. The operating profit improvement in both periods resulted from the sales increases discussed above, as well as operating profit margin improvements in Venezuela and Mexico, partially offset by operating profit margin declines in Argentina. Venezuela's second quarter and six-month period operating margin reflected higher gross margin driven by price increases and cost improvements and the strong performance of Men's fragrance coupled with a favorable expense ratio. The operating margin improvement in Mexico in both periods was due to successful vendor negotiations to lower product costs and a decrease in returned merchandise destroyed as a result of moving to a new distribution center. In Argentina, operating margin declined in both periods due to a difficult economic environment. Brazil's operating margin declined in the second quarter reflecting a higher expense ratio due to additional investments in advertising and sampling, while improving in the six-month period due to an increase in gross margin resulting from effective cost management and strong vendor negotiations to lower product costs. Overall, the second quarter operating margin in Latin America was unfavorable 0.2 points versus the prior year while the six-month operating margin was favorable 0.3 points versus the prior year.

Operating profit in the Pacific region declined 4% and 5% in the second quarter and six-month period of 2001, respectively, resulting from the negative impact of foreign currency translation, discussed above, partially offset by favorable gross margin. Excluding the impact of foreign exchange, operating profit increased 10% and 8% in the second quarter and six-month period of 2001, respectively, with increases in most major markets. Japan's operating margin improved 2.6 points and 1.3 points in the second quarter and six-month period largely due to Business Process Redesign ("BPR") efforts, which continue to generate significant savings across all expense areas. China's operating margin improved dramatically in both the second quarter and six-month period due to a favorable operating expense ratio resulting from significantly higher sales. While gross margin in Taiwan improved due to favorable sales mix versus 2000, operating margin declined due to fixed expenses on a lower sales base in both the second quarter and six-month period. Overall, the second quarter and six-month operating margin in the Pacific was up 0.6 point and 0.1 point, respectively, versus the prior year.

Global Expenses

     Global expenses increased 3% and 5% in the second quarter and six-month period of 2001, respectively, over the same periods in 2000 primarily due to insurance proceeds received in 2000 related to 1998 hurricane losses in Central America.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $17.0 in the first half of 2001 compared with a decrease of $246.0 in the comparable period of 2000. The $229.0 variance resulted from higher net cash provided by operations which reflects higher net income, the receipt of an income tax refund in 2001, as well as higher working capital needs in 2000, which included the payout of the long-term incentive plan, the timing of cash payments and higher inventories. These sources of cash were partially offset by higher repurchases of common stock, and increased cash used for investing activities due to the acquisition of a distributorship in Greece during 2001.

     During the first six months of 2001, the Company purchased approximately 2,564,000 shares of common stock for $101.1 compared to approximately 1,060,000 shares of common stock for $42.1 during the first six months of 2000. At June 30, 2001, 17,990 shares repurchased for $0.8 were not settled until July 2001 and were included in Other accrued liabilities on the Consolidated Balance Sheets.

Capital Resources

     Total debt increased $71.0 to $1,284.6 from $1,213.6 at December 31, 2000, principally due to a Japanese yen denominated loan obtained in 2001, which is designated as a hedge of Avon's net investment in Japan, and an adjustment of $22.6 to reflect the fair value of outstanding interest rate swaps as of June 30, 2001. Total debt of $1,284.6 at June 30, 2001 was $74.4 higher than total debt of $1,210.2 at June 30, 2000, primarily due to the Japanese Yen denominated loan, discussed above, and the adjustment of $22.6 in 2001 to reflect the fair value of outstanding interest rate swaps.

     In May 2001, the Company entered into an agreement, with various banks to replace the Company's existing revolving credit and competitive advance facility, which was due to expire in August 2001, with a new five-year $600.0 revolving credit and competitive advance facility agreement, which expires in 2006. The new agreement and the prior agreement are referred to, collectively, as the "credit facility".

     The credit facility may be used for general corporate purposes, including financing working capital and capital expenditures, providing support for the issuance of commercial paper and supporting the stock repurchase program. The interest rate on borrowings under the credit facility is based on LIBOR, prime, or federal fund rates. The credit facility has an annual facility fee of $0.5. The credit facility contains a covenant for interest coverage as defined. The Company is in compliance with this covenant at June 30, 2001.
At June 30, 2001, there were no borrowings under the credit facility.

     At June 30, 2001, there were $9.0 of borrowings outstanding under uncommitted lines of credit.

     In February 2001, Avon entered into a loan agreement to borrow 5.5 billion Japanese Yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. In April 2001, Avon amended this loan agreement to increase the amount borrowed to 8.0 billion Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. In May 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan bore interest at a per annum rate equal to 0.455%. In July 2001, Avon further amended this loan agreement to extend the maturity to August 9, 2001. The loan bore interest at a per annum rate equal to 0.435%. In August 2001, Avon further amended this loan agreement to extend the maturity date to August 31, 2001. The loan bears interest at a per annum rate equal to 0.435%. The loan is designated as a hedge of Avon's net investment in Japan. See Note 11 to the Notes to Consolidated Financial Statements.

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

Working Capital

     As of June 30, 2001 and December 31, 2000, current assets exceeded current liabilities by $218.0 and $186.4, respectively. The increase of current assets over current liabilities of $31.6 was primarily due to higher inventories and a decrease in accounts payable, reflecting the seasonal pattern of Avon's operations, as well as the payout of the Company's 2000 cash incentive programs. The increase was partially offset by the receipt of an income tax refund in 2001 and the 2001 Japanese yen denominated loan, which hedges Avon's net investment in Japan.

Financial Instruments and Risk Management Strategies

    The Company operates globally, with manufacturing and distribution facilities in various locations around the world. The Company may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The Company currently does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

     All derivatives are recognized on the balance sheet at their fair value. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk are recorded in current earnings. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income ("OCI") to the extent effective and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated as a hedge of a net investment in a foreign operation are recorded in foreign currency translation adjustments within OCI to the extent effective as a hedge. Changes in the fair value of a derivative not designated as hedging instruments are recognized in current earnings.

      The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of the derivative's gain or loss, if any, is recorded in current earnings. Prior to June 1, 2001, the Company excluded the change in time value of options in its assessment of hedge effectiveness. Effective June 1, 2001, the Company includes the change in time value of option contracts in its assessment of hedge effectiveness. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and gains and losses that were accumulated in OCI are recognized in earnings.

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

Interest Rates
     The Company uses interest rate swaps to hedge interest rate risk on its debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates.

     The Company has entered into interest rate swap contracts that effectively convert a portion of its fixed-rate debt to a variable-rate based on LIBOR. The Company has designated the interest rate swaps as fair value hedges. At June 30, 2001, $550.0 of the company's outstanding long-term debt is designated as the hedged items to interest rate swap contracts. Accordingly, long-term debt increased by $22.6 during the six months ended June 30, 2001, with a corresponding increase to Other assets to reflect the
fair value of outstanding interest rate swaps.   There were no amounts of
hedge ineffectiveness for the three and six months ended June 30, 2001, related to these interest rate swaps.

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

     For the three and six months ended June 30, 2001, the net gain related to the ineffective portion of the Company's cash-flow hedging instruments, and the net loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness (time value of options prior to June 1, 2001) was not material. The net gain reclassified from OCI to earnings for cash-flow hedges that have been discontinued, because the forecasted transactions are not probable of occurring, for the three and six months ended June 30, 2001, was not material.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

     As of June 30, 2001, the Company expects to reclassify $1.9 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to (a) foreign currency royalties
(b) intercompany loans settlements and (b) actual foreign currency denominated purchases or receipts. The maximum remaining term over which the Company is hedging exposures to the variability of cash flows for all forecasted transactions is eighteen months.

     The Company also enters into foreign currency forward contracts and options to protect against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. These derivatives do not qualify for hedge accounting and the gains and losses on these derivatives are recognized in current earnings.

Hedges of Net Investments in Foreign Operations
     The Company uses foreign currency forward contracts and foreign currency denominated debt to hedge the foreign currency exposure related to the net assets of the Company's foreign subsidiaries.

     As of June 30, 2001, the Company has entered into a loan agreement to borrow Japanese yen to hedge Avon's net investment in its Japanese subsidiary. For the six months ended June 30, 2001, a $3.5 gain related to the revaluation of foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

Other Information

     In July 2001, the Company announced that, due a change in Sears' business strategy, that will include de-emphasizing cosmetics, Avon will not proceed with the launch of the retail brand, beComing in Sears stores this fall. In July 2001, Avon and Sears reached an agreement, under which Avon received a cash settlement, net of related expenses, of approximately $26.0 to compensate Avon for lost profits and incremental expenses as a result of the cancellation of the retail agreement. In addition, the Company will receive store fixturing from Sears (also as a result of the cancellation of the retail agreement), which may be used in future retail sites.

     Avon will continue with the launch of the beComing brand in J.C. Penney stores in the fall of 2001.

     The termination of the retail venture with Sears will result in a gain in the third quarter of 2001 but will impact subsequent periods due to the loss of anticipated contribution from the Sears business. The aggregate impact of the termination is expected to be neutral over the remainder of 2001 and 2002.

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

                            AVON PRODUCTS, INC.
                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits

     Exhibit
     Number              Description
     -------             ------------------------
4.1 $600,000,000 Revolving Credit and Competitive Advance
Facility Agreement, dated as of May 1, 2001, among
Avon, Avon Capital Corporation and a group of banks and other lenders


(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the second quarter of 2001.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  August 10, 2001       By /s/      Janice Marolda
                             -------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.