Form 10-Q
period 2001-09-30
AVON PRODUCTS INC
filed 2001-11-02
CIK 8868

11/02/01 PM




                                                      CONFORMED COPY

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

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

     The number of shares of Common Stock (par value $.25) outstanding at September 30, 2001 was 236,234,721

                            Table of Contents

                     Part I.  Financial Information

                                                                     Page
                                                                  Numbers
                                                                  -------

Item 1.  Financial Statements

         Consolidated Statements of Income
           Three Months Ended September 30, 2001 and
             September 30, 2000................................         3
           Nine Months Ended September 30, 2001 and
             September 30, 2000..............................           4

         Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000............         5

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and
             September 30, 2000................................         6

         Notes to Consolidated Financial Statements.............   7 - 19



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition..........  20 - 30



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.......................       31

Signatures......................................................       32

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share data)

                                                         Three months ended
                                                            September 30
                                                         ------------------
                                                           2001      2000
                                                         -------    -------
                                                            (unaudited)

Net sales...........................................    $1,412.8   $1,336.0

Other revenue.......................................         9.7        9.7
                                                        --------   --------
Total revenue.......................................     1,422.5    1,345.7

Costs, expenses and other:
  Cost of sales  ...................................       525.0      490.2
  Marketing, distribution and administrative
    expenses........................................       722.3      686.9
  Contract settlement gain, net of related
    expenses (Note 13)..............................       (25.9)         -
  Asset impairment charge (Note 14).................        23.9          -
                                                        --------   --------
Operating profit....................................       177.2      168.6

  Interest expense..................................        16.1       22.4
  Interest income...................................        (3.5)      (2.1)
  Other expense, net................................        12.4        4.0
                                                        --------   --------
Total other expense, net ...........................        25.0       24.3
                                                        --------   --------

Income before taxes and minority interest...........       152.2      144.3
Income taxes........................................        51.3       51.1
                                                        --------   --------
Income before minority interest.....................       100.9       93.2
Minority interest...................................        (0.6)      (0.9)
                                                        --------   --------
Net income .........................................    $  100.3   $   92.3
                                                        ========   ========

Earnings per share:
  Basic.............................................    $    .42   $    .39
                                                        ========   ========
  Diluted...........................................    $    .42   $    .38
                                                        ========   ========

The accompanying notes are an integral part of these statements.

                                AVON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (In millions, except per share data)

                                                         Nine months ended
                                                           September 30
                                                         ------------------
                                                          2001       2000
                                                         ------     -------
                                                            (unaudited)

Net sales...........................................   $4,212.5    $4,025.3

Other revenue.......................................       30.5        30.1
                                                       --------    --------
Total revenue.......................................    4,243.0     4,055.4

Costs, expenses and other:
  Cost of sales  ...................................    1,548.6     1,479.6
  Marketing, distribution and administrative
    expenses........................................    2,137.6     2,049.0
  Contract settlement gain, net of related
    expenses (Note 13)..............................      (25.9)          -
  Asset impairment charge (Note 14).................       23.9           -
                                                       --------    --------
Operating profit....................................      558.8       526.8

  Interest expense..................................       54.7        65.1
  Interest income...................................       (9.7)       (6.0)
  Other expense, net................................       21.3        18.8
                                                       --------    --------
Total other expense, net ...........................       66.3        77.9
                                                       --------    --------

Income from continuing operations before taxes,
  minority interest and cumulative effect
  of accounting changes.............................      492.5       448.9
Income taxes........................................      170.4       159.4
                                                       --------    --------
Income before minority interest and cumulative
  effect of accounting changes......................      322.1       289.5
Minority interest...................................       (2.1)       (1.9)
                                                       --------    --------
Income from continuing operations before
  cumulative effect of accounting changes...........      320.0       287.6
Cumulative effect of accounting changes, net of taxes      (0.3)       (6.7)
                                                       --------    --------
Net income .........................................   $  319.7    $  280.9
                                                       ========    ========

Basic earnings per share:
  Continuing operations.............................   $   1.35    $   1.21
  Cumulative effect of accounting changes...........          -       (0.03)
                                                       --------    --------
                                                       $   1.35    $   1.18
                                                       ========    ========

Diluted earnings per share:
  Continuing operations ............................   $   1.33    $   1.20
  Cumulative effect of accounting changes...........          -       (0.03)
                                                       --------    --------
                                                       $   1.33    $   1.17
                                                       ========    ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)

                                                 September 30  December 31
                                                         2001         2000
                                                         ----         ----
                                                            (unaudited)

ASSETS
Current assets:
Cash and cash equivalents........................    $  185.1      $  122.7
Accounts receivable..............................       514.1         499.0
Income tax receivable ...........................           -          95.2
Inventories......................................       728.2         610.6
Prepaid expenses and other.......................       237.7         218.2
                                                     --------      --------
Total current assets.............................     1,665.1       1,545.7
                                                     --------      --------

Property, plant and equipment, at cost...........     1,539.1       1,523.1
Less accumulated depreciation....................       775.7         754.7
                                                     --------      --------
                                                        763.4         768.4
Other assets.....................................       529.8         512.3
                                                     --------      --------
Total assets.....................................    $2,958.3      $2,826.4
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT) EQUITY
Current liabilities:
Debt maturing within one year....................    $   79.6      $  105.4
Accounts payable.................................       350.5         391.3
Accrued compensation.............................       130.3         138.2
Other accrued liabilities........................       269.7         251.7
Sales and taxes other than income................        95.9         101.1
Income taxes.....................................       378.8         371.6
                                                     --------      --------
Total current liabilities........................     1,304.8       1,359.3
                                                     --------      --------
Long-term debt...................................     1,251.1       1,108.2
Employee benefit plans...........................       388.7         397.2
Deferred income taxes............................        29.9          31.3
Other liabilities................................       100.3          95.2

Contingencies (Note 6)

Share repurchase commitments                                -          51.0

Shareholders'(deficit) equity:
Common stock.....................................        89.0          88.6
Additional paid-in capital.......................       914.2         824.1
Retained earnings................................     1,324.6       1,139.8
Accumulated other comprehensive loss  ...........      (444.4)       (399.1)
Treasury stock, at cost..........................    (1,999.9)     (1,869.2)
                                                     --------      --------
Total shareholders'(deficit) equity..............      (116.5)       (215.8)
                                                     --------      --------
Total liabilities and shareholders'(deficit) equity  $2,958.3      $2,826.4
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                           Nine months ended
                                                             September 30
                                                           ------------------
                                                            2001         2000
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
Net income.............................................. $ 319.7      $ 280.9
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
Special and non-recurring payments......................    (4.4)       (14.6)
Cumulative effect of accounting changes.................     0.3          6.7
Depreciation and amortization...........................    81.2         69.4
Provision for doubtful accounts.........................    79.1         70.2
Foreign exchange losses.................................     1.4          2.3
Amortization of debt discounts (premiums)...............    11.1         (1.8)
Deferred income taxes...................................    (1.0)         5.4
Asset impairment charge.................................    23.9            -
Other...................................................    11.4          8.2
Changes in assets and liabilities:
  Accounts receivable...................................  (116.0)      (103.7)
  Income tax receivable.................................    95.2            -
  Inventories...........................................  (137.6)      (204.6)
  Prepaid expenses and other............................   (31.5)       (33.7)
  Accounts payable and other accrued liabilities........    (0.4)       (85.8)
  Income and other taxes................................    13.0         (3.7)
  Noncurrent assets and liabilities.....................     3.0          3.9
                                                          ------       ------
Net cash provided by (used in) operating activities.....   348.4         (0.9)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................  (101.1)      (126.3)
Disposal of assets......................................     7.1          5.7
Other investing activities..............................    (5.8)        (1.2)
                                                          ------       ------
Net cash used in investing activities...................   (99.8)      (121.8)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................  (136.9)      (133.6)
Book overdraft..........................................    (1.3)       (12.5)
Debt, net (maturities of three months or less)..........    (7.1)        26.1
Proceeds from short-term debt...........................    58.1         48.6
Retirement of short-term debt...........................   (75.0)      (184.4)
Proceeds from long-term debt............................    76.3        400.1
Retirement of long-term debt............................     (.1)         (.2)
Repurchase of common stock..............................  (130.7)       (47.1)
Proceeds from exercise of stock options, net of taxes...    35.1         18.3
                                                          ------      -------
Net cash (used in) provided by financing activities.....  (181.6)       115.3
                                                          ------       ------
Effect of exchange rate changes on cash and
  cash equivalents......................................    (4.6)       (16.0)
                                                          ------       ------
Net increase (decrease) in cash and cash equivalents....    62.4        (23.4)
Cash and cash equivalents at beginning of period........   122.7        117.4
                                                          ------       ------
Cash and cash equivalents at end of period.............. $ 185.1      $  94.0
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

     Effective January 1, 2001, Avon adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, Avon recorded a charge to earnings of $0.3, net of a tax benefit of $0.2, in the first quarter of 2001 to reflect the change in the time value of Avon's outstanding options from the dates of the options' inception through the date of transition (January 1, 2001). Avon also recorded a charge to shareholders' (deficit) equity of $3.9, net of a tax benefit of $2.1, included in accumulated other comprehensive loss in the Consolidated Balance Sheets to recognize the fair value of all derivatives designated as cash flow hedging instruments, which Avon expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 7 and 11 of the Notes to Consolidated Financial Statements.

	Effective January 1, 2000, Avon adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in the financial statements. As a result of adopting SAB 101, Avon changed its revenue recognition policy to recognize revenue upon delivery, when both title and risks and rewards of ownership pass to the independent Representative. In accordance with the provisions of SAB 101, Avon recorded a charge to earnings of $6.7, net of a tax benefit of $3.5, in the first quarter of 2000 to reflect the accounting change. This charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. Restatements were made to previously reported 2000 quarterly information to reflect the adoption of SAB 101.

	For the year ended December 31, 2000, Avon adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. EITF 00-10 also requires the disclosure of the income statement classification of any shipping and handling costs. 2000 quarterly information was restated to reflect shipping and handling fees, previously reported in Marketing, distribution and administration expenses, in Other revenue in the Consolidated Statements of Income. For the three months ended September 30, 2001 and 2000, shipping and handling costs aggregated $129.6 and $121.4, respectively. For the nine months ended September 30, 2001 and 2000, shipping and handling costs aggregated $385.6 and $361.9, respectively. These costs are included in Marketing, distribution and administrative expenses in the Consolidated Statements of Income.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)

     In May 2000, the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective January 1, 2002 for Avon. Avon is currently evaluating the impact of this new guidance.

     In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective January 1, 2002 for Avon. Avon is currently evaluating the impact of this new guidance.

     In September 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. Avon is currently evaluating the impact of this new guidance.

     In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. FAS 143 is effective January 1, 2003 for Avon. Avon is currently evaluating the impact of this new guidance.

     In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting and reporting for the impairment and disposal of long-lived assets. FAS 144 is effective January 1, 2002 for Avon. Avon is currently evaluating the impact of this new guidance.

     To conform to the 2001 presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

2.  INFORMATION RELATING TO THE STATEMENTS OF CASH FLOWS

    "Net cash provided by (used in) operating activities" includes the following cash payments for interest and income taxes:
                                                       Nine months ended
                                                         September 30
                                                       ------------------
                                                        2001         2000
                                                        ----         ----

Interest............................................  $ 38.7       $ 65.6
Income taxes, net of refunds received...............    62.4        151.0

3.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

    For the three and nine months ended September 30, 2001 and 2000, the components of basic and diluted earnings per share are as follows:

                                              Three Months        Nine Months
                                         Ended September 30  Ended September 30
                                              2001      2000     2001     2000
Numerator:
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting changes                     $  100.3   $  92.3   $ 320.0  $ 287.6

   Cumulative effect of accounting changes       -         -      (0.3)    (6.7)
                                          --------   -------   -------   ------
   Net Income                             $  100.3   $  92.3   $ 319.7  $ 280.9
                                          ========   =======   =======   ======
Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   changes                                $  100.3   $  92.3   $ 320.0  $ 287.6

   Interest expense on convertible notes,
   net of taxes                                2.5       2.0       7.5      2.0
                                          --------   -------   -------   ------
   Income for purposes of computing
   diluted EPS before cumulative effect
   of accounting changes                     102.8      94.3     327.5    289.6

   Cumulative effect of accounting changes       -         -      (0.3)    (6.7)
                                          --------   -------   -------    -----
   Net income for purposes of computing
   diluted EPS                            $  102.8   $  94.3   $ 327.2  $ 282.9
                                          ========   =======   =======   ======
Denominator:
Basic EPS weighted-average shares
   outstanding                              236.28    237.54    236.97   237.56
Dilutive effect of:
   Assumed conversion of
     stock options and settlement of
     forward contracts (1)                    2.49      2.10      2.16     1.89
   Assumed conversion of convertible
     notes                                    6.96      5.87      6.96     1.97
                                          --------   -------   -------   ------
Diluted EPS adjusted weighted-average
   shares outstanding                       245.73    245.51    246.09   241.42
                                          ========   =======   =======   ======
Basic EPS:
   Continuing operations                  $    .42   $   .39   $  1.35  $  1.21
   Cumulative effect of accounting
     changes                                     -         -         -     (.03)
                                          --------   -------   -------  -------
                                          $    .42   $   .39   $  1.35  $  1.18
                                          ========   =======   =======  =======
Diluted EPS:
   Continuing operations                  $    .42   $   .38   $  1.33  $  1.20
   Cumulative effect of accounting
     changes                                     -         -         -     (.03)
                                          --------   -------   -------   ------
                                          $    .42   $   .38   $  1.33  $  1.17
                                          ========   =======   =======   ======
(1) At September 30, 2000, stock options and forward contracts to purchase
    Avon common stock totaling 1.0 million shares, are excluded from the calculation of diluted earnings per share calculation because their impact is anti-dilutive.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

    Avon purchased approximately 3,200,000 shares of Avon common stock for $130.7 during the first nine months of 2001, as compared to approximately 1,200,000 shares of Avon common stock for $47.1 during the first nine months of 2000.

    In connection with Avon's share repurchase program, Avon entered into forward contracts to purchase approximately 271,000 shares of Avon common stock at an average price of $45.83 per share at September 30, 2001. The contracts mature in October 2002 and provide for physical or net share settlement to Avon. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

4.  INVENTORIES
                                 September 30          December 31
                                     2001                 2000
                                    -------              ------
    Raw materials................    $188.5              $168.0
    Finished goods...............     539.7               442.6
                                    -------              ------
                                     $728.2              $610.6
                                    =======              ======

5.  DIVIDENDS

Cash dividends paid per share of common stock were $.19 and $.57 for the three and nine months ended September 30, 2001, respectively, and $.185 and $.555 for the comparable periods of 2000. On February 1, 2001, Avon increased the indicated annual dividend rate to $.76 from $.74.

6.  CONTINGENCIES

    In 1991, a class action suit was initiated against Avon on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). This lawsuit alleges various contract and securities law claims relating to the PERCS (which were fully redeemed that year). A trial of this action commenced in October 2001 in the United States District Court for the Southern District of New York. Avon believes it has meritorious defenses to the claims asserted. However, it is not possible to predict the outcome of litigation and it is reasonably possible that the trial, and any possible appeal, could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome but, under some of the damage theories presented, an adverse award could be material.

     Various other lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2001 should not have a material adverse impact on Avon's consolidated financial position, results of operations or cash flows.

     In 1998, the Argentine tax authorities denied certain past excise tax credits taken by Avon's subsidiary in Argentina and assessed this subsidiary for the corresponding taxes. Avon vigorously contested this assessment through local administrative and judicial proceedings since 1998. In the third quarter of 2001, the Argentine government issued a decree permitting taxpayers to satisfy certain tax liabilities on favorable terms using Argentine government bonds as payment. Avon decided to settle this contested tax assessment by applying for relief under this new government program and purchased bonds to tender in settlement of the aforementioned assessment. As a result, a pre-tax

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

charge of $6.4 million ($3.4 after-tax, or $.01 per diluted share) was included in Other expense, net in the Consolidated Statements of Income in the third quarter of 2001.

     Avon has been responding to a formal investigation by the Securities and Exchange Commission ("SEC") commenced in August 2000, and has furnished to the SEC information that principally concerns a special charge reported by Avon in the first quarter of 1999, which included the write-off of approximately $15.0 in pre-tax costs associated with an order management software system known as the FIRST project. The balance of the FIRST project's development costs had been carried as an asset until the current period, when Avon recorded a pre-tax charge of $23.9 ($14.5 after-tax, or $.06 per diluted share) to write off the carrying value of costs related to that project. (See Note 14, Asset Impairment Charge).

7. COMPREHENSIVE INCOME (LOSS)

    For the three and nine months ended September 30, 2001 and 2000, the components of comprehensive income are as follows:

                                           Three Months        Nine Months
                                       Ended September 30   Ended September 30
                                           2001     2000       2001       2000
Net income                              $ 100.3   $ 92.3    $ 319.7    $ 280.9
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments            (20.0)   (17.8)     (39.5)     (41.4)
    Unrealized loss on available-
       for-sale securities,
       net of taxes of $0.6 and $0.8       (2.8)    (4.5)      (4.3)      (4.5)
    Net gains (losses) on derivative
       instruments, net of
       taxes of ($0.2) and $0.9             0.6        -       (1.5)         -
                                        -------   ------    -------    -------
Comprehensive income                    $  78.1   $ 70.0    $ 274.4    $ 235.0
                                        =======   ======    =======    =======

As of September 30, 2001, Avon expects to reclassify $1.7 of net losses on derivative instruments designated as cash flow hedges from accumulated other comprehensive loss on the Consolidated Balance Sheet to earnings during the next twelve months.

For the three and nine months ended September 30, 2001, the components of the net gains (losses) on derivative instruments are as follows:

                                               Three Months       Nine Months
                                        Ended September 30   Ended September 30
                                                   2001                2001____

Net gains (losses) on derivative instruments:
   Cumulative effect of accounting change,      $     -            $   (3.9)
      net of taxes of $2.1
   Net gains on derivative instruments,
      net of taxes of ($1.6) and ($0.2)             3.0                 0.4
   Reclassification of (gains)losses
      to earnings, net of taxes of
      $1.4 and ($1.0)                              (2.4)                2.0
                                                -------            --------
Net gains (losses) on derivative instruments    $   0.6            $   (1.5)
                                                =======            ========

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)

8.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, Avon announced a worldwide business process redesign program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $151.2 pretax ($121.9 net of taxes, or $.47 per share on a basic and diluted basis) for the year ended December 31, 1999 and $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998.

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
                               =======

    The 1999 special and non-recurring charges by category of expenditures are as follows:

                               Special         Cost of
                               Charges       Sales Charge       Total
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
                               =======         =======        =======

    Employee severance costs are expenses, both domestic and international, associated with the realignment of Avon's global operations. Certain employee severance costs were accounted for in accordance with Avon's existing FAS No. 112 ("Employers' Accounting for Postemployment Benefits") severance plans. Remaining severance costs were accounted for in accordance with other existing accounting literature. The workforce was reduced by 3,700 associates, or 9% of the total. Approximately one-half of the terminated employees related to facility closures. As of September 30, 2001, all employees under the program have been terminated.

    Inventory-related charges represent losses to write-down the carrying value of non-strategic inventory prior to disposal. The charges primarily result from a new business strategy for product dispositions which fundamentally changes the way Avon markets and sells certain inventory. This new strategy, approved and effective in March 1999, is meant to complement other redesign initiatives, with the objective of reducing inventory clearance sales, building core brochure sales and building global brands.

    The write down of assets (primarily fixed and other assets) relates to the restructuring of operations in Western Europe, including the closure of a jewelry manufacturing facility in Ireland, and the write-down of software, the use of which is no longer consistent with the strategic direction of Avon. By centralizing certain key functional areas and exiting unprofitable situations, Avon plans to increase operating efficiencies and ultimately, profit growth in the long-term.

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

    The liability balance at September 30, 2001 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 2000   $  7.9             $   -        $  7.9
Cash expenditures                (4.4)                -          (4.4)
                               ------              ----         -----
Balance at September 30, 2001  $  3.5             $   -        $  3.5
                               ======             =====        ======

    The balance at September 30, 2001, relates primarily to employee severance costs that will be paid in accordance with the original plan during 2001.

9.  SEGMENT INFORMATION

    Summarized financial information concerning Avon's reportable segments is as follows:

                                                 Three Months Ended
                                                    September 30
                                                 ------------------
                                            2001                  2000
                                            ----                  ----
                                      Net  Operating         Net   Operating
                                    Sales     Profit       Sales      Profit
                                ---------  ---------   ---------    ---------

North America:
      U.S.                      $   453.0    $  67.2   $   421.2    $   61.1
      Other*                         60.0       23.4        57.1         4.4
                                ---------    -------   ---------    --------
      Total                         513.0       90.6       478.3        65.5
                                ---------    -------   ---------    --------
International:
      Latin America North**         247.1       64.5       212.5        52.1
      Latin America South**         239.5       48.0       254.8        53.9
                                ---------    -------    --------    --------
        Latin America               486.6      112.5       467.3       106.0
      Pacific                       191.3       26.5       195.7        26.8
      Europe                        221.9       28.9       194.7        22.1
                                ---------    -------    --------    --------
      Total International           899.8      167.9       857.7       154.9
                                ---------    -------    --------    --------

Total from operations             1,412.8      258.5     1,336.0       220.4

Global expenses                         -      (81.3)          -       (51.8)
                                ---------    -------   ---------    --------
Total                           $ 1,412.8    $ 177.2   $ 1,336.0    $  168.6
                                =========    =======   =========    ========

*Includes operating information for Canada, Puerto Rico and the U.S. retail business.

**Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

                                                 Nine Months Ended
                                                   September 30
                                                 ------------------
                                            2001                  2000
                                            ----                  ----
                                      Net   Operating          Net   Operating
                                    Sales      Profit        Sales      Profit
                               ----------   ---------     --------   ---------

North America:
      U.S.                      $ 1,395.5    $  251.3    $ 1,328.5    $ 238.4
      Other*                        176.1        31.3        174.5       15.8
                                ---------    --------    ---------    -------
      Total                       1,571.6       282.6      1,503.0      254.2
                                ---------    --------    ---------    -------
International:
      Latin America North**         715.7       182.4        614.7      149.3
      Latin America South**         694.8       123.3        718.0      134.7
                                ---------    --------    ---------    -------
        Latin America             1,410.5       305.7      1,332.7      284.0
      Pacific                       557.4        75.8        584.7       78.8
      Europe                        674.8        98.2        604.9       78.5
                                ---------    --------    ---------    -------
      Total International         2,642.7       479.7      2,522.3      441.3
                                ---------    --------    ---------    -------

Total from operations             4,214.3       762.3      4,025.3       695.5

Global expenses                      (1.8)     (203.5)           -      (168.7)
                                ---------    --------    ---------     -------
Total                           $ 4,212.5    $  558.8    $ 4,025.3     $ 526.8
                                =========    ========    =========     =======

*Includes operating information for Canada, Puerto Rico and the U.S. retail business.

**Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

     The following table presents consolidated net sales by classes of principal products as follows:

                                    Three Months              Nine Months
                                 Ended September 30       Ended September 30
                                  2001       2000         2001       2000

Beauty*                        $  885.8    $  840.6     $2,690.8   $2,548.0
Beauty Plus**                     294.6       278.7        870.8      832.1
Beyond Beauty***                  232.4       216.7        650.9      645.2
                                -------    --------      -------    -------

Total net sales                $1,412.8    $1,336.0     $4,212.5   $4,025.3

*Beauty includes cosmetics, fragrances, toiletries and health and well being.

**Beauty Plus includes fashion jewelry, accessories, apparel, watches and health and well being.

***Beyond Beauty primarily includes home products, gift and decorative, health and well being, and candles.

Sales from health and well being products are divided among the three categories based on product segmentations.

     To conform to the 2001 presentation, certain reclassifications were made to the prior periods' segment information.

10. Other Financing Activities

     In connection with Avon's share repurchase program, Avon entered into forward contracts to purchase approximately 271,000 shares of Avon common stock at an average price of $45.83 per share at September 30, 2001. The contracts mature in October 2002 and provide for physical or net share settlement to Avon. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

11.  Financial Instruments and Risk Management

     Avon operates globally, with manufacturing and distribution facilities in various locations around the world. Avon may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments.
Avon currently does not enter into derivative financial instruments for trading purposes, nor is Avon a party to leveraged derivatives.

     Derivatives are recognized on the balance sheet at their fair values. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income ("OCI") to the extent effective and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated as a hedge of a net investment in a foreign operation are recorded in foreign currency translation adjustments within OCI to the extent effective as a hedge. Changes in the fair value of a derivative not designated as a hedging instrument are recognized in current earnings.

                                   AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

     Avon assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of the derivative's gain or loss, if any, is recorded in current earnings. Prior to June 1, 2001, Avon excluded the change in the time value of option contracts from its assessment of hedge effectiveness. Effective June 1, 2001, Avon includes the change in the time value of options in its assessment of hedge effectiveness. When Avon determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued prospectively. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, Avon discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains and losses that were accumulated in OCI to earnings.

Interest Rates
     Avon uses interest rate swaps to hedge interest rate risk on its debt. In addition, Avon may periodically employ interest rate caps and forward interest rate agreements to reduce exposure, if any, to increases in variable interest rates.

     Avon has entered into interest rate swap contracts that effectively convert a portion of its fixed-rate debt to a variable-rate based on LIBOR. Avon has designated the interest rate swaps as fair value hedges. At September 30, 2001, $550.0 of Avon's outstanding long-term debt is designated as the hedged items to the interest rate swap contracts. Accordingly, long-term debt increased by $53.3 during the nine months ended September 30, 2001, with a corresponding increase to Other assets to reflect the fair values of
outstanding interest rate swaps.   There were no amounts of hedge
ineffectiveness for the three and nine months ended September 30, 2001 related to these interest rate swaps.

     In September 2001, Avon terminated an interest rate swap contract with a notional amount of $100.0, effective November 15, 2001. At inception, the swap was designated as a hedge of a portion of Avon's five-year, $200.0 bonds and accordingly both the interest rate swap and underlying debt were adjusted to reflect their fair values at September 30, 2001. Effective with the termination of the swap, the fair value adjustment to the underlying debt will be amortized over the remaining term of that debt.

     In September 2001, Avon entered into two forward interest rate agreements, each with a notional amount of $150.0, to protect against increases in interest rates on a portion of Avon's fixed to variable interest rate swap contracts. The agreements provide six-month LIBOR interest rate locks at 2.48% and 2.915% for the periods November 15, 2001 to May 15, 2002 and May 15, 2002 to November 15, 2002, respectively. The forward interest rate agreements have not been designated as hedges and have been recorded in the Consolidated Financial Statements at fair value. Subsequent to September 30, 2001, Avon entered into a forward interest rate agreement with a notional amount of $250.0 to protect against increases on a portion of Avon's fixed to variable interest rate swap contracts. The agreement provides a six-month LIBOR interest rate lock at 2.28% for the period November 15, 2001 to May 15, 2002.

                               AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

Foreign Currency
     Avon uses foreign currency forward contracts and options to hedge portions of its forecasted foreign currency cash flows resulting from forecasted royalties, intercompany loans, and other anticipated foreign currency transactions where there is a high probability that anticipated exposures will materialize, including third-party and intercompany foreign currency transactions. These contracts have been designated as cash flow hedges.

     For the three and nine months ended September 30, 2001, the net gain related to the ineffective portion of Avon's cash flow hedging instruments and the net loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness (time value of options prior to June 1, 2001) was not material. For the three and nine months ended September 30, 2001, the net gain reclassified from OCI to earnings for cash flow hedges that have been discontinued, because the forecasted transactions are not probable of occurring, was not material.
     As of September 30, 2001, Avon expects to reclassify $1.7 of net losses on derivative instruments designated as cash flow hedges from accumulated other comprehensive loss to earnings during the next 12 months due to (a) foreign currency royalties (b) intercompany loan settlements and (c) actual foreign currency denominated purchases or receipts. The maximum remaining term over which Avon is hedging exposures to the variability of cash flows for all forecasted transactions is 15 months.

     Avon also enters into foreign currency forward contracts and options to protect against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. These derivatives do not qualify for hedge accounting and the gains and losses on these derivatives have been recognized in current earnings.

Hedges of Net Investments in Foreign Operations
     Avon uses foreign currency forward contracts and foreign currency denominated debt to hedge the foreign currency exposure related to the net assets of certain of its foreign subsidiaries.

     During 2001, Avon entered into loan agreements and notes payable to borrow Japanese yen to hedge Avon's net investment in its Japanese subsidiary (see Note 12 of the Notes to Consolidated Financial Statements). For the nine months ended September 30, 2001, a $0.1 loss related to the revaluation of this foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets.

Credit and Market Risk
     Avon attempts to minimize its credit exposure to counterparties by entering into interest rate swap and cap contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. Avon's foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts or options with major international financial institutions. Although Avon's theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material.

                                 AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions, except share data)

12. Debt

     In September 2001, Avon issued 9,000.0 Japanese yen of notes payable (the "Yen Notes"). The Yen Notes are unsecured and unsubordinated obligations of Avon. The Yen Notes bear interest at a per annum rate of 1.06% and mature on September 20, 2006. Interest on the Yen Notes is payable semi-annually. The agency agreement under which the Yen Notes were issued limits the incurrence of liens. The net proceeds from the issuance of the Yen Notes were used for general corporate purposes, including the repayment of short-term debt. The Yen Notes are designated as a hedge of Avon's net investment in its Japanese subsidiary.

In February 2001, Avon entered into a loan agreement to borrow 5,500.0 Japanese yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. In April 2001, Avon amended this loan agreement to increase the amount borrowed to 8,000.0 Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. In May 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan bore interest at a per annum rate equal to 0.455%. Interest on the loan was paid at maturity. In July 2001, Avon further amended this loan agreement twice to extend the maturity to August 9, 2001. The loan bore interest at a per annum rate equal to 0.435%. Interest on the loan was paid at maturity. In August 2001, Avon further amended this loan agreement to extend the maturity first to August 31, 2001 and then to September 14, 2001. During these periods, the loan bore interest at per annum rates equal to 0.435% and 0.425%, respectively. Interest on the loan was paid at maturity. In September 2001, Avon further amended this loan agreement to extend the maturity to September 20, 2001 on which date it, together with the interest thereon, was repaid with the proceeds from the Yen Notes. The loan bore interest at a per annum rate equal to 0.425%. The loan was designated as a hedge of Avon's net investment in its Japanese subsidiary. See Note 11 of the Notes to Consolidated Financial Statements.

     In May 2001, Avon entered into an agreement with various banks to replace Avon's existing revolving credit and competitive advance facility agreement, which was due to expire in August 2001, with a new five-year $600.0 revolving credit and competitive advance facility agreement, which expires in 2006. The new agreement and the prior agreement are referred to, collectively, as the "credit facility".

     The credit facility may be used for general corporate purposes, including financing working capital and capital expenditures, providing support for the issuance of commercial paper and supporting the stock repurchase program. The interest rate on borrowings under the credit facility is based on LIBOR, prime, or federal fund rates. The credit facility has an annual facility fee of $0.5. The credit facility contains a covenant for interest coverage, as defined. Avon is in compliance with this covenant at September 30, 2001. At September 30, 2001, there were no borrowings under the credit facility.

13.  Contract Settlement

     In July 2001, Avon announced that, due to a change in Sears Roebuck and Company's ("Sears") business strategy, which will include de-emphasizing cosmetics, Avon would not proceed with the launch of its retail brand, beComing, in Sears stores this fall. In July 2001, Avon and Sears reached an agreement, under which Avon received a contract settlement gain, net of related expenses, of approximately $25.9 pretax ($15.7 after-tax, or $.06 per diluted share) to compensate Avon for lost profits and incremental expenses as a result of the cancellation of the retail agreement.

                                AVON PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In millions, except share data)

     Avon launched the beComing brand in select J.C. Penney stores in the third quarter of 2001.

     The termination of the retail venture with Sears resulted in a gain in the third quarter of 2001 but will impact subsequent periods due to the loss of anticipated contribution from the Sears business. The aggregate impact of the termination is expected to be neutral for the remainder of 2001 and 2002.

14.  Asset Impairment Charge

      In September 2001 Avon determined that an order management system known as the "FIRST" project would not be implemented and would be abandoned. As a result, Avon recorded in the third quarter of 2001 a non-cash Asset impairment charge of $23.9 pre-tax ($14.5 after-tax, or $.06 per diluted share) to write off the carrying value of costs related to the abandoned FIRST project.

     The decision not to use FIRST was based on various factors, including an assessment of the needs of target markets, changes in Avon's business strategies, project management and implementation costs, and costs for the ongoing support of FIRST following implementation.

     As the FIRST project has been abandoned, under FAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", Avon recorded a charge in the third quarter of 2001 to write off the carrying value of the abandoned asset.

     The non-cash charge included software development costs, certain hardware, software interfaces and other related costs. Prior to the write off, the capitalized software was included in Other assets on the Consolidated Balance Sheet.

     Avon has been responding to a formal investigation by the SEC commenced in August 2000, and has furnished to the SEC information regarding the FIRST project and a special charge reported by Avon in the first quarter of 1999, which included the write off of approximately $15.0 in pre-tax costs associated with FIRST. The balance of the project's development costs was carried as an asset until the current period. As part of a resolution of the investigation or at the conclusion of a contested proceeding, there may be a finding that Avon knew or should have known in the first quarter of 1999 that it was not probable that FIRST would be implemented and therefore the entire FIRST asset should have been written off as abandoned at that time. In that connection, it may also be necessary for Avon to restate its financial statements to write off the entire FIRST asset in the first quarter of 1999. If Avon were to restate its financial statements to write off the FIRST asset in the first quarter of 1999, then the charge recorded in the third quarter of 2001 and other FIRST-related items recorded in prior periods would also be restated. (See Note 6, Contingencies).

15.  Subsequent Event

     On November 1, 2001, Avon declared a quarterly dividend on its common stock of $.19 per share, payable December 3, 2001, to shareholders of record on November 15, 2001.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition


Results of Operations

Consolidated

     Avon's net income for the third quarter and nine-month period of 2001 was $100.3 and $319.7, respectively, or $.42 and $1.33 per share on a diluted basis, respectively, compared with net income of $92.3 and $280.9, respectively, or $.38 and $1.17 per share on a diluted basis, respectively, for the same periods of 2000. Operating profit was $177.2 and $558.8 for the third quarter and nine-month period in 2001, respectively, compared with $168.6 and $526.8, respectively, for the comparable periods of 2000.

     The third quarter and nine-month period of 2001 included the following unusual items: an Asset impairment charge of $23.9 ($14.5 after-tax, or $.06 per diluted share) related to the write off of the remaining carrying value of an order management system that had been under development (see Notes 6 and 14 of the Notes to Consolidated Financial Statements); a charge of $6.4 ($3.4 after-tax, or $.01 per diluted share) related to the settlement of a tax liability in Argentina (see Note 6 of the Notes to Consolidated Financial Statements); and a Contract settlement gain, net of related expenses, of $25.9 ($15.7 after-tax, or $.06 per diluted share) related to the cancellation of a retail agreement between Avon and Sears (see Note 13 of the Notes to Consolidated Financial Statements).

     Effective January 1, 2001, Avon adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, Avon recorded a charge to earnings of $0.3, net of a tax benefit of $0.2, in the first quarter of 2001 to reflect the change in the time value of Avon's outstanding options from the dates of the options' inception through the date of transition (January 1, 2001). Avon also recorded a charge to shareholders' (deficit) equity of $3.9, net of a tax benefit of $2.1, included in accumulated other comprehensive loss in the Consolidated Balance Sheets to recognize the fair value of all derivatives designated as cash flow hedging instruments, which Avon expects to reclassify into earnings within the next 12 months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 7 and 11 of the Notes to Consolidated Financial Statements.

     Effective January 1, 2000, Avon changed its revenue recognition policy in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The cumulative effect of the change on prior years resulted in a charge of $6.7, net of a tax benefit of $3.5, or $.03 per share on a basic and diluted basis, in the first quarter of 2000, which was included in net

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

income for the nine-months ended September 30, 2000. For the three months and nine months ended September 30, 2000, the impact of the accounting change was to decrease net income before the cumulative effect of the accounting change by $0.7 and $4.7, respectively.

     Consolidated net sales for the third quarter and nine-month period of 2001 increased 6% and 5%, respectively, over the same periods of 2000. The sales improvement for both the third quarter and nine-month period was a result of increases in Europe, Latin America and North America, partially offset by a decline in the Pacific region. Excluding the impact of foreign currency exchange, consolidated net sales rose 12% and 10% for the third quarter and nine-month period of 2001, respectively, over the comparable periods of 2000, with increases in all regions.

     Gross margin decreased 0.5 percentage point in the third quarter of 2001 resulting from declines in Europe and North America, partially offset by an improvement in the Pacific region. Gross margin in the nine-month period of 2001 remained level with the same period of 2000 primarily due to improvements in the Pacific region and Latin America, offset by declines in North America and Europe.

     Marketing, distribution and administrative expenses increased $35.4 and $88.6, or 5% and 4%, for the third quarter and nine-month period of 2001, respectively, over the comparable periods of 2000. Avon has continued to invest in consumer-related initiatives such as additional spending on advertising and enhanced brochures. Operating expenses decreased as a percentage of sales to 50.6% and 50.3% for the third quarter and nine-month period of 2001, respectively, from 51.0% and 50.5% for the comparable periods of 2000. The third quarter and nine-month period improvements were primarily due to improved expense ratios in all regions except the Pacific region which remained level for the third quarter and declined for the nine month period.

     Interest expense of $16.1 and $54.7 for the third quarter and nine-month period of 2001, respectively, decreased $6.3 and $10.4, respectively, versus the comparable periods of 2000, primarily as a result of a decline in domestic interest rates in 2001. Interest income of $3.5 and $9.7 for the third quarter and nine-month period of 2001, respectively, increased $1.4 and $3.7, respectively, over the comparable periods of 2000 primarily due to stronger cash flow levels during 2001.

     Other expense, net of $12.4 for the third quarter of 2001 was $8.4 unfavorable to the comparable period of 2000 mainly due to the settlement of a tax assessment in Argentina of $6.4 in 2001. Other expense, net of $21.3 for the nine-month period of 2001 was $2.5 unfavorable to the comparable period of 2000 mainly due to the settlement of the tax assessment in Argentina in 2001, partially offset by foreign exchange losses during 2000 on Brazil real contracts as well as favorable foreign exchange movements in 2001 on Japanese yen contracts.

     The effective tax rate was 33.7% and 34.6% for the third quarter and nine-month period of 2001, respectively, versus 35.4% and 35.5%, respectively, for the comparable periods of 2000, due to repatriation planning, as well as the earnings mix and tax rates of international subsidiaries.

The following discussion addresses net sales and operating profit by reportable segment as presented in Note 9:

                           AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

North America

     Net sales grew 7% and 5% for the third quarter and nine-month period of 2001, respectively, over the comparable periods of 2000. The U.S business, which represents almost 90% of the North American segment, reported a sales increase of 8% and 5% for the third quarter and nine-month period of 2001, respectively. The increase in both periods resulted from a 3% increase in the number of average Representatives due to the successful implementation of Avon's career strategies, particularly Sales Leadership, as well as the strength of Avon's marketing plans. The third quarter sales increase was also driven by a 13% growth in units due to the success of a Kiss Goodbye to Breast Cancer lipstick campaign and inventory clearance programs, partially offset by a temporary pause in recruitment resulting from the events of September 11th.

     U.S. beauty sales grew 5% for the third quarter of 2001 reflecting a strong increase in color cosmetics due in part to the success of a Holographix Shade Event, an increase in promotional items, and the Breast Cancer lipstick campaign, coupled with an increase in the fragrance category resulting from a preferred preview program for the launch of the Little Black Dress fragrance. Hair care and skin care reported declines for the quarter due to unfavorable comparisons against last year's launches of Botanisource and Advance Techniques. Sales in the Beauty Plus category also increased in the third quarter of 2001 due to growth in jewelry and watches driven by increased exposure in the brochure, and growth in footwear, eyewear and totes, partially offset by a decline in apparel due to sales softness in casual wear and innerwear. The increases in jewelry, watches and accessories were also due to inventory clearance events. The Beyond Beauty category increased for the third quarter of 2001 primarily due to greater gift sales as a result of more successful new products and increased exposure in the brochure, partially offset by a decline in toy sales due to the underperformance of seasonal new products.

     The U.S. sales increase for the nine-month period of 2001 reflects a 5% increase in the Beauty category with double-digit percentage increases in color cosmetics, skin care and hair care. Color cosmetics increased due to new product introductions, including the Breast Cancer lipstick campaign, the launch of Beyond Color and other promotional events. Skin care increased due to the successful relaunch of Anew Retroactive as well as new product introductions. The increase in hair care was driven by new product launches and increased exposure in the brochures. Sales in the Beauty Plus category also grew in the nine-month period of 2001 due to increases in apparel and accessories and watches, partially offset by a decline in jewelry. Beyond Beauty sales grew in the nine-month period of 2001, driven by an increase in gifts, partially offset by declines in toys and home entertainment.

     The successful launch of the new Health and Wellness line of vitamins and fitness products also contributed to the U.S. sales growth in both periods of 2001, particularly in the Beyond Beauty category.

     Operating profit in North America increased 38% and 11%, (U.S. increased 10% and 5%) for the third quarter and nine-month period of 2001, respectively, over the comparable periods of 2000. Excluding the benefit of the contract settlement with Sears, operating profit in North America increased mid-single digit percentage points for both the third quarter and nine-month period of 2001, respectively. These increases were primarily attributable to sales increases in the U.S. and Puerto Rico, partially offset by costs associated with the U.S. retail business which launched in September 2001. Operating profit margin in North America improved 3.9 points for the third quarter and
1.1 points for the nine-month period of 2001 primarily due to the benefit of the contract settlement with Sears. Excluding the benefit of the contract

                             AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

settlement with Sears, operating profit margin in North America declined slightly for both the third quarter and nine-month period of 2001 primarily due to investments associated with the U.S. retail business, partially offset by margin improvements in the U.S direct selling business. Operating profit margin in the U.S. improved for both the third quarter and nine-month period of 2001 due to a lower operating expense ratio driven by Business Process Redesign ("BPR") savings, partially offset by higher investments in the internet and health and well-being business and a lower gross margin resulting from inventory clearance.

International

     International net sales in U.S. dollars increased 5% for both the third quarter and nine-month period of 2001 compared to the same periods of 2000. The improvement in both periods was a result of increases in Europe and Latin America, partially offset by a decline in the Pacific region. Excluding the effect of foreign currency exchange, international sales increased 14% and 13% for the third quarter and nine-month period of 2001, respectively, with double-digit percentage increases in the Europe and Latin America regions and a mid-single digit percentage increase in the Pacific region in both periods.

     In Europe, sales increased 14% and 12% for the third quarter and nine-month period of 2001, respectively, driven by growth in Central and Eastern Europe, primarily Poland and Russia, partially offset by a sales decline in Germany. The sales improvement for both periods in Central and Eastern Europe resulted from double-digit percentage increases in average Representatives and units. Poland's continued strong sales growth has been aided by the successful implementation of the Sales Leadership Strategy (launched in 2000). This strategy has resulted in increased market penetration and, along with continued focus on Representative retention, contributed to a dramatic increase in staff count levels. In Russia, the sales increases resulted from an improvement in the economy, coupled with an increase in the average order resulting from a change in the commission structure in 2001. U.S. dollar sales in the U.K increased for the third quarter of 2001 but were level with 2000 for the nine-month period of 2001. However, local currency sales in the U.K. increased 7% for both the third quarter and nine-month period of 2001, driven by an increase in customers and units. The sales decline in Germany was primarily the result of a weak economic climate, which negatively impacted business in the third quarter and nine-month period of 2001. Excluding the impact of exchange, Europe sales grew 17% for both periods as exchange unfavorably impacted most major markets within the region.

     In Latin America, sales increased 4% and 6% in the third quarter and nine-month period of 2001, respectively, mainly due to double-digit percentage growth in Venezuela and Mexico partially offset by declines in Brazil and Chile. The sales increases in Venezuela and Mexico for both periods were primarily driven by strong increases in average Representatives, units and customers. Venezuela had double-digit percentage sales growth in the Beauty category resulting from competitive pricing in fragrance and personal care. The increases in Mexico were driven by strong performance in fragrance and skin care due to new product introductions. In Brazil, local currency sales increased double-digits for both the third quarter and nine-month period of 2001, driven by an increase in units, average representatives and customers, but U.S. dollar sales were negatively impacted by foreign exchange. Despite a weak economic and political environment, sales in Argentina increased for both periods primarily due to the successful launch of Avon's anti-aging product Retroactive. Since 1991, Argentina has maintained the peso at a one-to-one ratio with the U.S. dollar. During the second quarter of 2001, the Argentine ratio came under increased pressure due to three

                          AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

consecutive years of recession and repeated government financing issues. While the peso did not devalue during this time, the problems in Argentina had a negative impact on other currencies in the region, including the Brazilian real and the Chilean peso. As a result, Avon Brazil's and Avon Chile's U.S. dollar results were adversely impacted. The negative effect of exchange rates was reduced by foreign exchange contracts previously in place and several actions taken by local management to offset these weaker currencies. Excluding the impact of exchange, sales in Latin America increased 15% and 14% for the third quarter and nine-month period of 2001, respectively.

     In 2001, U.S. dollar sales for most major markets in the Pacific region were negatively impacted by foreign exchange, most significantly Japan, Taiwan and the Philippines. U.S. dollar sales in the Pacific region declined 2% and 5% for the third quarter and nine-month period of 2001, respectively, but increased 8% and 7%, respectively, in local currency. Despite U.S. dollar declines in the region, sales in China grew 52% and 41% for the third quarter and nine-month period of 2001, respectively, which was driven by sales initiatives, the opening of Beauty Boutiques and the success of consumer initiatives. Despite the weakness of the local economy, Japan's local currency sales increased 2% for the nine-month period of 2001 but remained flat for the third quarter. The Philippines posted strong increases in average Representatives, customers and units, which resulted in double-digit percentage local currency sales growth for both periods of 2001 versus 2000. U.S. dollar and local currency sales in Taiwan declined for both the third quarter and nine-month period of 2001 due to that country's economic slowdown, which has negatively impacted employment rates and consumer spending this year.

     International operating profit increased 8% and 9% in the third quarter and nine-month period of 2001, respectively, compared to the same periods of 2000.

     Operating profit in Europe increased 31% and 25% for the third quarter and nine-month period of 2001, respectively, primarily due to the sales increases discussed above, as well as operating profit margin improvements in Russia, the United Kingdom and the Ukraine, partially offset by margin declines in most Western European markets (primarily Germany), Poland and South Africa. Operating profit improvements in Russia for both the third quarter and nine-month period of 2001 were due to significant sales growth, which led to an improvement in the expense ratio, and an improvement in gross margin due to a reduction in custom duties on certain products. The operating margin improvement in the United Kingdom for both the third quarter and nine-month period resulted from an improvement in the expense ratio due to tighter expense management and favorable comparisons against product supply difficulties in 2000. The operating margin improvement in the Ukraine for the third quarter and nine-month period was due to an improvement in the expense ratio resulting from sales growth of over 60% for both periods, and an improvement in gross margin, which benefited from a reduction in import duties. The operating profit margin decline in Poland was driven by a decrease in gross margin mainly due to a sourcing benefit in 2000 that did not repeat in 2001. The operating profit margin decline in South Africa was due to fixed expenses on lower sales volume. Operating margins in most Western European markets (primarily Germany) continue to be negatively impacted by a weak economic environment. Overall, the operating margin in Europe for the third quarter and nine-month period of 2001 increased 1.7 and 1.6 points, respectively, as compared to the prior year.

In Latin America, operating profit for the third quarter and nine-month period of 2001 increased 6% and 8%, respectively, as compared to the same periods of 2000. The operating profit improvement for both periods resulted from the sales increases discussed above, as well as operating profit margin improvements in Mexico and Venezuela, partially

                         AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

offset by operating profit margin declines in Argentina and Chile. The operating margin improvement in Mexico for both periods was due to successful vendor negotiations to lower product costs, a decrease in damaged merchandise returns as a result of moving to a new distribution center and a reduction in local housing taxes. Venezuela's third quarter and nine-month period operating margin improvement reflects a favorable expense ratio resulting from lower Representative program costs and lower distribution costs as a result of late 1999 flooding that impacted 2000 results. In Argentina, operating margin declined for both periods due to an increase in advertising and incentive programs. Brazil's operating margin was flat for the nine-month period while declining in the quarter due to a decline in gross margin resulting from a change in product mix driven by customer's migration to lower priced items. Overall, the third quarter and nine-month operating margin in Latin America was favorable
0.4 point versus the comparable periods of 2000.

Operating profit in the Pacific region declined 1% and 4% for the third quarter and nine-month period of 2001, respectively, resulting from the negative impact of foreign currency translation. Excluding the impact of foreign exchange, operating profit increased 12% and 10% for the third quarter and nine-month period of 2001, respectively, with
increases in most major markets.   China's operating margin improved
significantly for both the third quarter and nine-month period of 2001 due to a favorable expense ratio resulting from higher sales. Japan's operating margin improved for the third quarter and nine-month period largely due to BPR efforts, which continue to generate significant savings across all expense areas. Operating margin in Taiwan declined in both the third quarter and nine-month period of 2001 due to fixed expenses on a lower sales base, as well as an increase in consumer initiatives. Overall, operating margin in the Pacific region for the third quarter and nine-month period of 2001 was up 0.2 point and 0.1 point, respectively, versus the comparable periods of 2000.

Global Expenses

     Global expenses increased 57% and 21% for the third quarter and nine-month period of 2001, respectively, versus the same periods of 2000 primarily due to the Asset impairment charge of $23.9 in 2001 previously discussed. Excluding this charge, Global expenses increased 11% and 7% for the third quarter and nine-month period of 2001, respectively, primarily due to insurance proceeds received in 2000 related to flood losses in Latin America.

Cash Flows

     Excluding changes in debt, there was a net increase in cash of $10.2 for the first nine months of 2001 compared with a decrease of $313.6 for the comparable period of 2000. The $323.8 variance resulted from higher net cash provided by operations which reflects higher net income (including the cash settlement from Sears), the receipt of an income tax refund in 2001, as well as higher working capital needs in 2000, which included the payout of the long-term incentive plan, the timing of cash payments and a larger increase in inventories. These sources of cash were partially offset by higher repurchases of Avon common stock in 2001.

       Avon purchased approximately 3,200,000 shares of Avon common stock for $130.7 during the first nine months of 2001, as compared to approximately 1,200,000 shares of Avon common stock for $47.1 during the first nine months of 2000.

Capital Resources

   Total debt increased $117.1 to $1,330.7 at September 30, 2001 from $1,213.6

                          AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

at December 31, 2000, principally due to the issuance of Japanese yen denominated notes payable in September 2001, which are designated as a hedge of Avon's net investment in its Japanese subsidiary, and an adjustment of $53.3 to reflect the fair value of outstanding interest rate swaps as of September 30, 2001. Total debt of $1,330.7 at September 30, 2001 was $33.1 higher than total debt of $1,297.6 at September 30, 2000, primarily due to the Japanese yen denominated notes payable, discussed above, and the adjustment of $53.3 in 2001 to reflect the fair value of outstanding interest rate swaps.

     In September 2001, Avon issued 9,000.0 Japanese yen of notes payable (the "Yen Notes"). The Yen Notes are unsecured and unsubordinated obligations of Avon. The Yen Notes bear interest at a per annum rate of 1.06% and mature on September 20, 2006. Interest on the Yen Notes is payable semi-annually. The agency agreement under which the Yen Notes were issued limits the incurrence of liens. The net proceeds from the issuance of the Yen Notes were used for general corporate purposes, including the repayment of short-term debt. The Yen Notes are designated as a hedge of Avon's net investment in its Japanese subsidiary.

     In February 2001, Avon entered into a loan agreement to borrow 5,500.0 Japanese yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. In April 2001, Avon amended this loan agreement to increase the amount borrowed to 8,000.0 Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. In May 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan bore interest at a per annum rate equal to 0.455%. Interest on the loan was paid at maturity. In July 2001, Avon further amended this loan agreement to extend the maturity to August 9, 2001. The loan bore interest at a per annum rate equal to 0.435%. Interest on the loan was paid at maturity. In August 2001, Avon further amended this loan agreement to extend the maturity first to August 31, 2001 and then to September 14, 2001. During these periods, the loan bore interest at per annum rates equal to 0.435% and 0.425%, respectively. Interest on the loan was paid at maturity. In September 2001, Avon further amended this loan agreement to extend the maturity to September 20, 2001 on which date it, together with the interest thereon, was repaid with the proceeds from the Yen Notes. The loan bore interest at a per annum rate equal to 0.425%. The loan is designated as a hedge of Avon's net investment in its Japanese subsidiary. See Note 11 of the Notes to Consolidated Financial Statements.

     In May 2001, Avon entered into an agreement with various banks to replace Avon's existing revolving credit and competitive advance facility agreement, which was due to expire in August 2001, with a new five-year $600.0 revolving credit and competitive advance facility agreement, which expires in 2006. The new agreement and the prior agreement are referred to, collectively, as the "credit facility".

     The credit facility may be used for general corporate purposes, including financing working capital and capital expenditures, providing support for the issuance of commercial paper and supporting the stock repurchase program. The interest rate on borrowings under the credit facility is based on LIBOR, prime, or federal fund rates. The credit facility has an annual facility fee of $0.5. The credit facility contains a covenant for interest coverage, as defined. Avon is in compliance with this covenant at September 30, 2001. At September 30, 2001, there were no borrowings under the credit facility.

     At September 30, 2001, there were $9.0 of borrowings outstanding under uncommitted lines of credit.

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

                         AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

Working Capital

     As of September 30, 2001 and December 31, 2000, current assets exceeded current liabilities by $360.3 and $186.4, respectively. The increase of current assets over current liabilities of $173.9 was primarily due to higher inventories and a decrease in accounts payable, reflecting the seasonal pattern of Avon's operations and the repayment of commercial paper borrowings. The increase was partially offset by the receipt of an income tax refund in 2001.

Financial Instruments and Risk Management Strategies

    Avon operates globally, with manufacturing and distribution facilities in various locations around the world. Avon may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Avon currently does not enter into derivative financial instruments for trading purposes, nor is Avon a party to leveraged derivatives.

     Derivatives are recognized on the balance sheet at their fair values. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income ("OCI") to the extent effective and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated as a hedge of a net investment in a foreign operation are recorded in foreign currency translation adjustments within OCI to the extent effective as a hedge. Changes in the fair value of a derivative not designated as a hedging instrument are recognized in current earnings.

      Avon assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of the derivative's gain or loss, if any, is recorded in current earnings. Prior to June 1, 2001, Avon excluded the change in the time value of options in its assessment of hedge effectiveness. Effective June 1, 2001, Avon includes the change in the time value of option contracts in its assessment of hedge effectiveness. When Avon determines that a derivative is not highly effective as a hedge, hedge accounting is discontinued prospectively. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, Avon discontinues hedge accounting for the affected portion of the forecasted transaction and reclassifies gains and losses that were accumulated in OCI to earnings.

Interest Rates
     Avon uses interest rate swaps to hedge interest rate risk on its debt. In addition, Avon may periodically employ interest rate caps and forward interest rate agreements to reduce exposure, if any, to increases in variable interest rates.

     Avon has entered into interest rate swap contracts that effectively convert a portion of its fixed-rate debt to a variable-rate based on LIBOR. Avon has designated the interest rate swaps as fair value hedges. At September 30, 2001, $550.0 of Avon's outstanding long-term debt is designated as the

                       AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

hedged items to the interest rate swap contracts. Accordingly, long-term debt increased by $53.3 during the nine months ended September 30, 2001 with a corresponding increase to Other assets to reflect the fair values of
outstanding interest rate swaps.   There were no amounts of hedge
ineffectiveness for the three and nine months ended September 30, 2001 related to these interest rate swaps.

     In September 2001, Avon terminated an interest rate swap contract with a notional amount of $100.0, effective November 15, 2001. At inception, the swap was designated as a hedge of a portion of Avon's five-year, $200.0 bonds and accordingly both the interest rate swap and underlying debt were adjusted to reflect their fair values at September 30, 2001. Effective with the termination of the swap, the fair value adjustment to the underlying debt will be amortized over the remaining term of that debt.

     In September 2001, Avon entered into two forward interest rate agreements, each with a notional amount of $150.0, to protect against increases in interest rates on a portion of Avon's fixed to variable interest rate swap contracts. The agreements provide six-month LIBOR interest rate locks at 2.48% and 2.915% for the periods November 15, 2001 to May 15, 2002 and May 15, 2002 to November 15, 2002, respectively. The forward interest rate agreements have not been designated as hedges and have been recorded in the Consolidated Financial Statements at fair value.

Foreign Currency
     Avon uses foreign currency forward contracts and options to hedge portions of its forecasted foreign currency cash flows resulting from forecasted royalties, intercompany loans, and other anticipated foreign currency transactions where there is a high probability that anticipated exposures will materialize, including third-party and intercompany foreign currency transactions. These contracts have been designated as cash flow hedges.

     For the three and nine months ended September 30, 2001, the net gain related to the ineffective portion of Avon's cash flow hedging instruments and the net loss related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness (time value of options prior to June 1, 2001) were not material. For the three and nine months ended September 30, 2001, the net gain reclassified from OCI to earnings for cash flow hedges that have been discontinued, because the forecasted transactions are not probable of occurring, was not material.

     As of September 30, 2001, Avon expects to reclassify $1.7 of net losses on derivative instruments designated as cash flow hedges from accumulated other comprehensive loss to earnings during the next 12 months due to (a) foreign currency royalties (b) intercompany loan settlements and (c) actual foreign currency denominated purchases or receipts. The maximum remaining term over which Avon is hedging exposures to the variability of cash flows for all forecasted transactions is 15 months.

     Avon also enters into foreign currency forward contracts and options to protect against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. These derivatives do not qualify for hedge accounting and the gains and losses on these derivatives have been recognized in current earnings.

Hedges of Net Investments in Foreign Operations
     Avon uses foreign currency forward contracts and foreign currency denominated debt to hedge the foreign currency exposure related to the net assets of certain of its foreign subsidiaries.

                         AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

     During 2001, Avon entered into loan agreements and notes payable to borrow Japanese yen to hedge Avon's net investment in its Japanese subsidiary (See Note 12 of the Notes to Consolidated Financial Statements). For the nine months ended September 30, 2001, a $0.1 loss related to the revaluation of foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets.

Other Financing Activities

     In connection with Avon's share repurchase program, Avon has entered into forward contracts to purchase approximately 271,000 shares of Avon common stock at an average price of $45.83 per share at September 30, 2001. The contracts mature in October 2002 and provide for physical or net share settlement to Avon. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

Credit and Market Risk
     Avon attempts to minimize its credit exposure to counterparties by entering into interest rate swap and cap contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. Avon's foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts or options with major international financial institutions. Although Avon's theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material.

Euro

     A single currency called the euro was introduced in Europe on January 1, 1999. Twelve of the fifteen member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until June 30, 2002 after which they will be withdrawn from circulation. During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. Beginning in January 2002, new euro-denominated bills and coins will be issued.

     Avon operating subsidiaries affected by the euro conversion have established plans to address issues raised by the euro currency conversion. These issues include, among others, the need to adapt information technology systems, business processes and equipment to accommodate euro-denominated transactions, the impact of one common currency on pricing and recalculating currency risk. Avon does not expect system and equipment conversion costs to be material. Due to the numerous uncertainties associated with the market impact of the euro conversion, Avon cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on results of operations, financial condition or cash flows.


Other Information

     On September 6, 2001 Avon's board of directors elected its Chief Executive Officer, Andrea Jung, to the additional post of chairman of the board of directors effective immediately. She succeeds Stanley C. Gault who has served as non-executive chairman since November 1999. Mr. Gault will continue as a director of Avon.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including the potential impact on consumer confidence of the September 11 attacks; Avon's ability to implement its business strategy; Avon's ability to successfully identify new business opportunities; Avon's access to financing; the impact of substantial currency fluctuations in Avon's principal foreign markets; Avon's ability to attract and retain key executives; Avon's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory, tax and legal proceedings and restrictions imposed by domestic and foreign governments; and other factors discussed in Item 1 of Avon's Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of Avon. Neither Avon nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements, nor undertakes an obligation to update them.

                            AVON PRODUCTS, INC.
                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits

     Exhibit
     Number              Description
     -------             ------------------------
4.1 Agency Agreement dated September 20, 2001 between Avon and HSBC Bank plc, as initial principal paying agent, relating to the JPY 9,000,000,000 1.06 percent
Notes due 2006.

(b)  Reports on Form 8-K.

     On September 5, 2001, Avon filed a Form 8-K to announce that it issued a press release updating its previous earnings guidance for its third quarter and full-year 2001.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  November 2, 2001       By /s/      Janice Marolda
                             -------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.