Form 10-K
period 2001-12-31
AVON PRODUCTS INC
filed 2002-03-18
CIK 8868

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

       1345 Avenue of the Americas, New York, N.Y.  10105-0196
              (Address of principal executive offices)
                           (212) 282-5000
        (Registrant's telephone number, including area code)

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

     The aggregate market value of Common Stock (par value $.25) held by non-affiliates at February 28, 2002 was $12.2 billion.

     The number of shares of Common Stock (par value $.25) outstanding at February 28, 2002 was 236,825,272.


Documents Incorporated by Reference

Parts I and II     Portions of the 2001 Annual Report to Shareholders.
Part III           Portions of the Proxy Statement for the 2002 Annual
                   Meeting of Shareholders.

Forward-Looking Statements


    Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. ("Avon" or the "Company") to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets; Avon's ability to implement its business strategy; Avon's ability to successfully identify new business opportunities; Avon's access to financing; the impact of substantial currency fluctuations in Avon's principal foreign markets; Avon's ability to attract and retain key executives; Avon's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory, tax and legal proceedings and restrictions imposed by domestic and foreign governments; and other factors discussed in Item 1 of this Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of Avon. Neither Avon nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements, nor undertakes an obligation to update them.

PART I

Dollars in Millions

ITEM 1. BUSINESS

General

      Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon is a global manufacturer and marketer of beauty and related products. Avon's products fall into three product categories: "Beauty" which consists of cosmetics, fragrance and toiletries ("CFT"); "Beauty Plus" which consists of jewelry, watches and apparel and accessories; and "Beyond Beauty" which consists of home products, gift and decorative and candles. In 2001, Avon launched an entirely new global product category in the area of women's health and wellness. This new line expands the definition of beauty to include inner health, as well as outward appearance. The new products are sold through a separate catalog and include vitamins and nutrition supplements, exercise and fitness items, and a variety of self-care and stress relief products. Vitamins and nutritional supplements have been developed for Avon by Roche Consumer Healthcare and are marketed under the name VitAdvance. Health and Wellness products are divided among all three product categories based on product segmentation. Additionally, in 2001, Avon launched a retail line in the U.S. to sell a new line of Avon products called "beComing" in selected stores of a major retailer, J.C. Penney Company, Inc. ("J.C. Penney"). The new line offers beauty products, as well as a selection of jewelry and accessories and health and wellness products. The "beComing" line is priced significantly higher than the core Avon line, but well below prestige brands. This retail arrangement leverages Avon's product development and manufacturing capabilities with the retail expertise of J.C. Penney. The retail strategy is intended to enable Avon to access new customers that Avon is not currently reaching through the direct selling channel. In 2003, Avon plans to launch a new global business targeted to teenage girls to win market share in the worldwide youth market.

      Avon's business primarily is comprised of one industry segment, direct selling, which is conducted in North America, Latin America, the Pacific and Europe. The Company's reportable segments are based on geographic operations. Financial information relating to the reportable segments is incorporated by reference to the analysis of Net sales and Operating profit by geographic area, and to Note 11 of the Notes to the Consolidated Financial Statements, on pages 24 and 56 through 57, respectively, in Avon's 2001 Annual Report to Shareholders.

Distribution

     Avon presently has operations in 58 countries, including the United States, and its products are distributed in 85 more for coverage in 143 markets. Sales are made to the ultimate customer principally through a combination of direct selling and marketing by approximately 3.5 million independent Avon Representatives, approximately 451,000 of whom are in the United States. Representatives are independent contractors or independent dealers, and are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them to their customers. No single customer accounts for more than 10% of Avon's net sales.

A Representative contacts customers, selling primarily through the use of brochures which also highlight new products and specially-priced items for each sales campaign. Sales campaigns are generally for a two-week duration in the United States and a three to four week duration outside the United States. Product samples, demonstration products and selling aids such as make-up color charts are also used. Generally, the Representative forwards an order to a designated distribution center. A Representative can place an order 24 hours a day, 7 days a week using the mail, telephone, fax or the Internet. This order is processed and the products are assembled at the distribution center and delivered to the Representative's home, usually by a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for his or her own account.

     Avon employs certain electronic order systems to increase Representative support, which allows the Representatives to run their businesses more efficiently as well as to improve order processing accuracy. Additionally, Avon Representatives can utilize the Internet to manage their business electronically. In the U.S., Avon Representatives use a new online marketing tool called youravon.com, which was introduced in 2000. The site features a complete line of Avon's products 24 hours a day, 7 days a week, with no geographic boundaries. The site helps Representatives build their own Avon business by enabling them to sell online through their own personalized web pages, developed in partnership with Avon. Additionally, these e-Representatives have the advantage of business-to-business capabilities that connect them to Avon's order and fulfillment systems. While their customers benefit from the speed, convenience and delivery flexibility of online ordering, Avon e-Representatives are able to promote special products, target specific groups of customers, place and track orders online, and capitalize on e-mail to share product information, selling tips and marketing incentives. Self-paced online training also is available, as well as up-to-the-minute news about Avon. Globally, Avon has internet sites in more than 20 markets. Most are consumer information sites, but in 2001, the U.K., Brazil, Argentina, Mexico and Hungary also piloted business-to-business sites to support Representatives.

In the United States, Avon also sells its products to the ultimate customer through licensed kiosks located in shopping malls across the U.S and on Avon's internet site if the customer chooses not to purchase through a Representative. Avon also sells products at the Avon Centre, a spa, salon and retail store located in Trump Tower, New York City. The Avon Centre emphasizes health and beauty and offers a selection of Avon beauty products created exclusively for use at the Avon Centre. As previously discussed, in 2001, Avon opened Avon Centers in selected stores of J.C. Penney to sell a new line of Avon products.

     Primarily in the Asia Pacific region, Avon uses decentralized branches and satellite stores to serve Representatives and customers. Representatives come to a branch near their homes to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce the Company's beauty image. In markets such as China, Taiwan, Malaysia, the Philippines and Venezuela, Representatives can manage Avon beauty boutiques, beauty counters, licensed Avon beauty centers and other retail-oriented opportunities to build their careers and bring Avon to new customers in complementary ways to direct selling.

     The recruiting and training of Representatives are the primary responsibilities of District Sales Managers. District Sales Managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year's sales of Avon products by Representatives in their district. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a modified multi-level selling system which gives Representatives the opportunity to earn commissions on their own sales, as well as from downstream sales of Representatives they recruit. This program limits the number of levels to three and continues to focus on individual product sales. The Sales Leadership program is active in 24 countries, including the U.S., Poland and Hungary. Ten additional markets are scheduled to launch this program in 2002. Because of the high rate of turnover among Representatives, a characteristic of the direct-selling method, recruiting and training of new Representatives are continually necessary.

Avon also has a Representative development strategy in the U.S.
that focuses on the professional training and development of Representatives through the Avon Beauty Advisor program. Under this program, Representatives enroll in a series of courses designed to enhance their product knowledge and professional beauty consulting skills.

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

Promotion and Marketing

     Sales promotion and sales development activities are directed at assisting the Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, especially working women and other individuals who frequently are not at home, specially designed sales aids, promotional pieces, customer flyers and other advertising are used. In addition, Avon seeks to motivate its Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the District Sales Managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

     A number of merchandising techniques, including the introduction of new products, the use of combination offers, the use of trial sizes and the promotion of products packaged as gift items, are used. In general for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered at special prices or are given particular prominence in the brochure. CFT products are available each sales campaign at consistently low prices, while introductory specials and periodic sales are maintained on selected items for limited time periods.

      Avon is marketing a more vibrant beauty image through increased advertising and image-building programs focused on the consumer. In 2000, Avon launched its first-ever global advertising campaign entitled "Let's Talk", increased investments in product sampling and development and upgraded the quality of its brochure to further strengthen its worldwide beauty image. In 2001, "Let's Talk" advertising campaigns included the Williams sisters, accomplished young sports professionals who, through their embodiment of Avon's values of empowerment and self-fulfillment, serve as role models for women everywhere.

     From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special prices or other special price offers. Avon's pricing flexibility and broad product lines are expected to be able to mitigate the effect of these regulations.

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

     Avon has many competitors in the gift and decorative products and apparel industries in the United States, including retail establishments, principally department stores, gift shops, specialty retailers and direct-mail companies, specializing in these products.

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

International Operations

     Avon's international operations are conducted primarily through subsidiaries in 57 countries and Avon's products are distributed in some 85 other countries. The Company has entered 30 new markets since 1990, including Russia and China and rapidly emerging nations throughout Central Europe, and is currently evaluating several other markets in Eastern Europe and the Pacific region.

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

     Avon has 18 manufacturing laboratories around the world, one of which is principally devoted to the manufacture of fashion jewelry. In the first quarter of 2002, the laboratory that manufactures fashion jewelry will be closed. Avon will outsource jewelry manufacturing and purchase its full jewelry line from suppliers in Asia. In the United States, Avon's CFT products are produced in three manufacturing laboratories. Most products sold in foreign countries are manufactured in Avon's facilities abroad.

Trademarks and Patents

     Avon's business is not materially dependent on the existence of third party patent or other intellectual property rights and Avon is not a party to any ongoing material license, franchise or concession.

The Company, however, does seek to protect its key proprietary technologies by aggressively pursuing comprehensive patent coverage in all major markets.

     Avon's major trademarks are protected by registration in the United States and the other countries where its products are marketed as well as in many other countries throughout the world.

Seasonal Nature Of Business

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT; gift and decorative products; apparel; and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were approximately 30 percent of total net sales in both 2001 and 2000, respectively, and before special and non-recurring charges, fourth quarter operating profit was 34 percent and 33 percent of total operating profit in 2001 and 2000, respectively.

Research Activities

     Avon's research and development department is a leader in the industry, based on the number of new product launches, including formulating effective beauty treatments relevant to women's needs.

     A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists enhance Avon's ability to deliver new formulas and ingredients to market.

     Avon has pioneered many innovative products, including Skin-So-Soft, BioAdvance, the first skin care product with stabilized retinol, and Collagen Booster, a product that capitalizes on Vitamin C technology. Avon also introduced the benefits of aromatherapy to millions of American women, encapsulated color for the Color-Release line and introduced alpha-hydroxy acid for cosmetic use in the Anew Perfecting Complex products. Avon's Anew product line has been expanded to include technologically advanced products such as Retroactive, Retinol Recovery Complex PM Treatment, Night Force Vertical Lifting Complex, Clearly C 10% Vitamin C Serum and Luminosity Brightening Complex. Retroactive utilizes Avon's exclusive Rejuvi-cell complex, a blend of ingredients formulated to enhance cellular communication and re-energize aging skin cells.

Night Force employs a patented material named AVC10, a molecule that was engineered by Avon researchers over a three-year period. Luminosity Brightening Complex contains Diamonex, Avon's exclusive skin brightening system. Avon has introduced Hydra Finish Lip Color, the first lipstick developed with 20% water, and Perceive, a fragrance which uses the mood-enhancing effects of pheromone technology. In 2001, Avon updated packaging for the Anew line and Anew Retroactive, launched Pure 02, a facial lotion that increases oxygen delivery to skin cells and erases signs of stress and fatigue; Avon Beyond Color Illuminating Radiance Vitamin C Foundation; Avon Beyond Color Nutralush Plumping Lipstick and a new fragrance called Little Black Dress. In 2000, the Company launched a complete renovation of Avon Color with improved formulas and redesigned packaging, rolled out a reformulated Anew All-In-One skin care regimen, launched Positivity, a new line of skin care products for menopausal women, and launched Advance Techniques, a full line of upscale patent-pending hair-care products.

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $45.9 in 2001, $43.1 in 2000, and $38.2 in 1999. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of CFT products.

Environmental Matters

     Pursuant to Avon's global environmental policy, environmental audits are conducted to ensure Avon facilities around the world meet or exceed local regulatory standards. A corporate environmental operations committee ensures that opportunities for environmental performance improvements are reflected in our products, packaging and manufacturing processes.

     In general, compliance with environmental regulations impacting Avon's global operations has not had, and is not anticipated to have, any material adverse effect upon the capital expenditures, financial position or competitive position of Avon.

Employees

     At December 31, 2001, Avon employed 43,800 people. Of these, 9,600 were employed in the United States and 34,200 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases slightly in December after holiday shipments are completed.

ITEM 2. PROPERTIES

     Avon's principal properties consist of manufacturing laboratories for the production of CFT and distribution centers where offices are located and where finished merchandise is warehoused and shipped to Representatives in fulfillment of their orders. Substantially all of these properties are owned by Avon or its subsidiaries, are in good repair, adequately meet Avon's needs and operate at reasonable levels of productive capacity.

     The domestic manufacturing laboratories are located in Morton Grove, IL; Springdale, OH; and Suffern, NY. The distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. Other properties include three manufacturing laboratories and eleven distribution centers in Europe; six manufacturing laboratories and nine distribution centers in Latin America; two manufacturing laboratories and two distribution centers in North America (other than in the United States); and four manufacturing laboratories and nine distribution centers in the Pacific region. The research and development laboratories are located in Suffern, NY. Avon leases space for its executive and administrative offices in New York City and its fashion jewelry manufacturing facility in Puerto Rico. The jewelry manufacturing facility will be closed by March 2002.

     Avon also has Avon beauty boutiques, licensed satellite stores and Avon beauty centers in 32 countries.

ITEM 3. Legal Proceedings

     Avon is a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). Plaintiffs allege various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and seek aggregate damages of approximately $145.0, plus interest. A trial of this action took place in the United States District Court for the Southern District of New York and concluded in November 2001. At the conclusion of the trial, the judge reserved decision in the matter. Avon believes it presented meritorious defenses to the claims asserted. However, it is not possible to predict the outcome of litigation and it is reasonably possible that the trial, and any possible appeal, could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome but, under some of the damage theories presented, an adverse award could be material to the Consolidated Financial Statements.

     Avon is a defendant in an action commenced in 1997 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company, the landlord of the Company's former headquarters in New York

City. Plaintiff seeks aggregate damages of approximately $80.0, plus interest, for the Company's alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. A trial of this matter had been scheduled for February 2002, but has been stayed pending the determination of (i) an interlocutory appeal by plaintiff of an order that denied the plaintiff's motion for summary judgment and granted partial summary judgment in favor of the Company on one of plaintiff's claims; and
(ii) an appeal by plaintiff of a decision in an action against another former tenant that dismissed plaintiff's claims after trial. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     Various other lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2001 should not have a material adverse impact on Avon's Consolidated Financial Statements.

     In 1998, the Argentine tax authorities denied certain past excise tax credits taken by Avon's subsidiary in Argentina and assessed this subsidiary for the corresponding taxes. Avon vigorously contested this assessment through local administrative and judicial proceedings since 1998. In the third quarter of 2001, the Argentine government issued a decree permitting taxpayers to satisfy certain tax liabilities on favorable terms using Argentine government bonds as payment. Avon decided to settle this contested tax assessment by applying for relief under this new government program and purchased bonds to tender in settlement of the aforementioned assessment. As a result, a pre-tax charge of $6.4 ($3.4 after-tax, or $.01 per diluted share) was included in Other expense, net in the Consolidated Statements of Income in the third quarter of 2001.

     Avon has been responding to a formal investigation by the Securities and Exchange Commission ("SEC") which commenced in August 2000, and has furnished to the SEC information that principally concerns a special charge reported by Avon in the first quarter of 1999, which included the write-off of approximately $15.0 in pre-tax costs associated with an order management software system known as the FIRST project. The balance of the FIRST project's development costs had been carried as an asset until the third quarter of 2001, when Avon recorded a pre-tax charge of $23.9 ($14.5 after-tax, or $.06 per diluted share) to write off the carrying value of costs related to that project. As part of a resolution of the investigation or at the conclusion of a contested proceeding, there may be a finding that Avon knew or should have known in the first quarter of 1999 that it was not probable that FIRST would be implemented and therefore, the entire FIRST asset should have been written off as abandoned at that time. In that connection, it may also be necessary for Avon to restate its financial statements to write off the entire FIRST asset in the first quarter of 1999. If Avon were to restate its financial statements to write off the FIRST asset in the first quarter of 1999, then the charge recorded in the third quarter of 2001 and other FIRST-related items recorded in prior periods would also be restated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.


ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices per Share of Common Stock by Quarter" on page 37 of Avon's 2001 Annual Report to Shareholders.

PART II

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1997 through 2001 is incorporated by reference to the "Eleven-Year Review" on pages 62 and 63 of Avon's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     This information is incorporated by reference to "Management's Discussion and Analysis" on pages 21 through 35 of Avon's 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to "Risk Management Strategies and Market Rate Sensitive Instruments" on pages 32 through 35 and Note 7 on pages 49 through 51 of Avon's 2001 Annual Report to
Shareholders for information concerning market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 38 through 60, together with the report thereon of PricewaterhouseCoopers LLP, on page 61, and "Results of Operations by Quarter" on page 36 of Avon's 2001 Annual Report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of
Directors" sections of Avon's Proxy Statement for the 2002 Annual
Meeting of Shareholders.

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

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2002 Annual Meeting of Shareholders.

     Listed below are the executive officers of Avon, each of whom
(except as noted) has served in various executive and operating capacities with Avon during the past five years:
                                                                Elected
Title                                      Name         Age  Executive Officer
-----                                      ----         ---  -----------------
Chairman of the Board,
Chief Executive Officer and Director......Andrea Jung        43       1997(1)
President and Chief Operating Officer,
   and Director ..........................Susan J. Kropf     53       1997(2)
Executive Vice President and
   Chief Financial Officer................Robert J. Corti    52       1988
Executive Vice President, Asia Pacific....Fernando Lezama*   62       1997
Executive Vice President, Asia
   Pacific, Europe, Middle East
   and Africa.............................Robert Toth*   	 49	     2002(3)
Senior Vice President,
   General Counsel and Secretary..........Gilbert L. Klemann,II 51     2001(4)
Senior Vice President, Human Resources....Jill Kanin-Lovers     50     1998
Senior Vice President and President,
   Avon North America.....................Brian C. Connolly   46       2002(5)
Vice President and Controller.............Janice Marolda      41       1998

*Mr. Lezama will retire from Avon, effective March 31, 2002. On that date, Mr. Toth will assume the position and title indicated above.

(1) Andrea Jung was elected Chairman of the Board of Avon in September 2001. She has been Chief Executive Officer of Avon since November 1999 concurrently holding the position of President until January 2001. Ms. Jung joined Avon in January 1994 as President, Product Marketing and was promoted to Executive Vice President, Global Marketing and New Business in March 1997. From January 1998 to November 1999 she was President and Chief Operating Officer of
Avon.

(2) Susan J. Kropf was elected President and Chief Operating Officer, effective January 2001. She had been elected Executive Vice
President, Chief Operating Officer, North America and Global
Business Operations effective November 1999. Previously she had been Executive Vice President and President, North America and prior to that she had served as Senior Vice President, U.S.
Marketing and Vice President, Product Development. Ms. Kropf has been with Avon for 31 years.

(3) Robert Toth was elected Executive Vice President, Asia Pacific, Europe, Middle East and Africa in December 2001, effective March 2002. Prior to that, Mr. Toth had been Senior Vice President and OBU ("Operating Business Unit") Leader for Europe, Middle East and Africa since 1999. From 1997 to 1999, Mr. Toth had been Group Vice President for Eastern Europe, Middle East and Africa. Mr. Toth has been with Avon since 1978.

(4) Gilbert L. Klemann, II was elected Senior Vice President and General Counsel of Avon effective January 1, 2001, and was elected Secretary effective June 1, 2001. Prior to joining Avon he had been an Executive Vice President of Fortune Brands, Inc. (formerly American Brands, Inc.) from 1998-1999 with responsibilities that included corporate development, legal and administrative functions. He was the Senior Vice President and General Counsel of American Brands, Inc. during the period 1991-1997 and previously was a partner in the New York law firm of Chadbourne & Parke.

(5) Brian C. Connolly was elected Senior Vice President and President, North America on December 20, 2001. Prior to that, Mr. Connolly has been President of Avon U.S. since 2000 and Senior Vice
President of Sales and Operations for Avon U.S. since 1999. Previously, Mr. Connolly had been Group Vice President of Sales and Customer Service for Avon U.S. since 1998 and Group Vice President-Sales for Avon U.S. since 1997. Mr. Connolly joined Avon in 1978.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2002 Annual Meeting of Shareholders.


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
         ON FORM 8-K
                                                  Annual
                                                  Report to
                                                  Shareholders     Form 10-K
                                                  Page Number     Page Number
                                                  -----------     -----------
(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries

         Consolidated Statements of Income for
            each of the years in the three-year
            period ended December 31, 2001........     38              27
         Consolidated Balance Sheets at
           December 31, 2001 and 2000.............     39              28
         Consolidated Statements of Cash Flows
           for each of the years in the three-year
           period ended December 31, 2001.........     40              29
         Consolidated Statements of Changes in
           Shareholders' (Deficit) Equity for each
           of the years in the three-year period
           ended December 31, 2001................     41              30
         Notes to Consolidated Financial
           Statements.............................  42-60           31-61
         Report of Independent Accountants
           PricewaterhouseCoopers LLP.............     61              63

(a) 2. Financial Statement Schedule

         Report of Independent Accountants on
            Financial Statement Schedule
           PricewaterhouseCoopers LLP                                S-1
         Consent of Independent Accountants
            PricewaterhouseCoopers LLP                               S-2
         Financial statement schedule for each
           of the years in the three-year period
           ended December 31, 2001...............
                    II.  Valuation and qualifying
                           accounts.............                     S-3

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

4.1 Indenture, dated as of August 1, 1997, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.55%
Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's Registration Statement on Form S-4, Registration Statement No. 33-41299 filed December 1, 1997).

4.2 Rights Agreement, dated as of March 30, 1998 (the "Rights
Agreement"), between Avon and First Chicago Trust Company of New
York (incorporated by reference to Exhibit 4 to Avon's
Registration Statement on Form 8-A, filed March 18, 1998).

4.3 Indenture, dated as of May 11, 1998, between Avon Products, Inc., as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.25% Putable/Callable Notes due May 1, 2018, Putable/Callable
May 1, 2003.

4.4	Indenture, dated as of November 9, 1999, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.9%
Notes due November 15, 2004 and the 7.15% Notes due November 15,
2009 (incorporated by reference to Exhibit 4.4 to Avon's
Registration Statement on Form S-4, Registration Statement No. 33-
92333 filed December 8, 1999).

4.5	Indenture, dated as of July 12, 2000, between Avon, as Issuer, and
The Chase Manhattan Bank, as Trustee, relating to the Zero Coupon
Convertible Senior Notes due 2020 (incorporated by reference to
Exhibit 4.2 to Avon's Registration Statement on Form S-3,
Registration Statement No. 333-45808 filed September 14, 2000).

4.6 $600,000,000 Revolving Credit and Competitive Advance Facility Agreement, dated as of May 1, 2001, among Avon, Avon Capital
Corporation and a group of banks and other lenders (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-
Q for the quarter ended June 30, 2001).

4.7 Agency Agreement, dated September 20, 2001, between Avon and HSBC Bank plc, as initial principal paying agent, relating to the JPY
9,000,000,000 1.06 percent Notes due 2006 (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1* Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit
10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended
June 30, 1993).

10.2* Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Annual Report on Form 10-K for the year ended December 31,
1993).

10.3* First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon's
Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).

10.4* Avon Products, Inc. 1997 Long-Term Incentive Plan, effective as of January 1, 1997, approved by stockholders on May 1, 1997
(incorporated by reference to Exhibit 10.4 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

10.5* Supplemental Executive Retirement and Life Plan of Avon Products, Inc., as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon's Annual Report on Form 10-K for the year ended December 31, 1998).

10.6* Benefit Restoration Pension Plan of Avon Products, Inc., effective as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to Avon's Annual Report on Form 10-K for the year ended December
31, 1994).

10.7* Amendment to Avon Products, Inc., Benefit Restoration Plan, effective as of December 5, 2001.

10.8* Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to
Avon's Quarterly Report on Form 10-Q for the quarter ended March
31, 1990 and refiled under Form SE for the year ended December 31,
1996).
-18-

10.9* First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.10* Second Amendment, dated as of June 12, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.11* Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.12* The Avon Products, Inc. Deferred Compensation Plan, amended and restated, effective as of July 1, 1998 (incorporated by reference to Exhibit 4(b) to Avon's Registration Statement on Form S-8,
Registration No. 33-65989 filed October 22, 1998).

10.13* First Amendment to the Avon Products, Inc. Deferred Compensation Plan, (as amended and restated as of July 1, 1998), effective
December 6, 2001.

10.14* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust
Company (incorporated by reference to Exhibit 10.14 to Avon's
Annual Report on Form 10-K for the year ended December 31, 1995).

10.15*	Stock Option Agreement, dated November 4, 1999, between Avon and
Stanley C. Gault (incorporated by reference to Exhibit 10.13 to
Avon's Annual Report on Form 10-K for the year ended December 31,
1999).

10.16* Avon Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form
14A as filed with the Commission on March 27, 2000 (File No. 1-
04881)).

10.17* Employment Agreement, dated as of December 11, 1997, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31,
1997).

10.18* Form of Employment Agreement, dated as of September 1, 1994, between Avon and certain senior officers and substantially similar
	to the employment agreements entered into with other executive officers (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30,
1994).

10.19* Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31, 2002.

10.20* Avon Products, Inc. Compensation Plan for Non-Employee Directors, (as amended and restated as of June 1, 2000), effective as of May
1, 1997 (incorporated by reference to Exhibit 10.17 to Avon's
Annual Report on Form 10-K for the year ended December 31, 2000).

10.21* First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors (as amended restated as of June 1,
2000), executed as of September 6, 2001 and effective January 1,
2002.

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

10.25* Stock Option Agreement, dated June 4, 1998, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.2 to Avon's
Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

13     Portions of the Annual Report to Shareholders for the year ended
December 31, 2001 incorporated by reference in response to Items
1,5 through 8 in this filing.

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

(b)    Reports on Form 8-K
       On October 12, 2001, the Company filed a Form 8-K to announce the write-off of the carrying value of an order management system known as the "FIRST" project.

(c) Avon's Annual Report on Form 10-K for the year ended December 31, 2001, at the time of filing with the Securities and Exchange
Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration
Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form
10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2002.

                                        Avon Products, Inc.

                                        /s/GILBERT L. KLEMANN, II
                                        ----------------------
                                        Gilbert L. Klemann, II
                                        Senior Vice President,
                                        General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature                        Title                     Date
---------                        -----                     ----


---------------
Andrea Jung           Chairman of the Board and
                      Chief Executive Officer
                      and Director -
                      Principal Executive Officer       March 18, 2002


---------------
Susan J. Kropf        President                         March 18, 2002
                      and Chief Operating Officer
                      and Director


---------------
Robert J. Corti       Executive Vice President and
                      Chief Financial Officer -
                      Principal Financial Officer       March 18, 2002


---------------
Janice Marolda        Vice President and
                      Controller - Principal
                      Accounting Officer                March 18, 2002

---------------
Brenda C. Barnes          Director                       March 18, 2002




---------------
W. Don Cornwell           Director                       March 18, 2002




---------------
Edward T. Fogarty         Director                       March 18, 2002




---------------
Stanley C. Gault          Director
                                                         March 18, 2002




---------------
Fred Hassan               Director                       March 18, 2002



---------------
Maria Elena Lagomasino    Director                       March 18, 2002




---------------
Ann S. Moore              Director                       March 18, 2002

---------------
Paula Stern               Director                       March 18, 2002



---------------
Lawrence A. Weinbach      Director                       March 18, 2002




/s/GILBERT L. KLEMANN, II
---------------------
Gilbert L. Klemann, II     Attorney-in-fact               March 18, 2002

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2002, appearing in the 2001 Annual Report to Shareholders of Avon Products, Inc., which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
January 31, 2002

CONSENT OF INDEPENDENT ACCOUNTANTS


    We consent to the incorporation by reference in the Registration Statements on Form S-3 (Reg. No. 33-45808) and Form S-8 (Reg. Nos. 33-43820, 33-47209, 33-65989 and 33-65998) of Avon Products, Inc. of our
report dated January 31, 2002 relating to the financial statements which appear in the 2001 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 31, 2002 relating to the financial statement schedule, which appears in this Form 10-K.




PricewaterhouseCoopers LLP
New York, New York
March 18, 2002

AVON PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Years ended December 31

                                           Additions
                                      ---------------------
                      Balance at  Charged to   Charged              Balance
                      beginning   costs and    to other              at end
                      of period   expenses     accounts Deductions  of period
                      ---------   --------   --------  ----------  ---------

2001
Allowance for doubtful
   accounts receivable $   39.2    $ 105.6      $      -    $99.7(a)    $45.1

Deferred tax asset
  valuation allowance      25.4        3.4(b)         -        -        28.8
                        =======    =======      =======   ======       =====

2000
Allowance for doubtful
   accounts receivable    $   40.0    $  94.3      $      -    $95.1(a)    $39.2

  Deferred tax asset
    valuation allowance       46.7      (21.3)(c)         -        -        25.4
                          ========    =======      ========   ======       =====

1999
Allowance for doubtful
  accounts receivable    $  49.0    $  87.5      $      -    $96.5(a)    $40.0

Deferred tax asset
  valuation allowance       46.9       (0.2)(c)         -        -        46.7
                         =======    =======      ========    =====       =====

(a) Accounts written off, net of recoveries and foreign currency translation adjustment.
(b) Increase in valuation allowance for tax loss and tax credit carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.
(c) Decrease in valuation allowance for tax loss and tax credit carryforward benefits is because it is more likely than not that a portion of the asset balance will be utilized in the future.

CONFORMED COPY





SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
--------

FORM 10-K



Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the fiscal year ended December 31, 2001
                  Commission file number 1-4881

--------





AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)



--------

EXHIBITS

INDEX TO EXHIBITS
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

4.1 Indenture, dated as of August 1, 1997, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.55%
Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's Registration Statement on Form S-4, Registration Statement No. 33-41299 filed December 1, 1997).

4.2	Rights Agreement, dated as of March 30, 1998 (the "Rights
Agreement"), between Avon and First Chicago Trust Company of New
York (incorporated by reference to Exhibit 4 to Avon's
Registration Statement on Form 8-A, filed March 18, 1998).

4.3	Indenture, dated as of May 11, 1998, between Avon Products, Inc., as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.25% Putable/Callable Notes due May 1, 2018, Putable/Callable
May 1, 2003.

4.4	Indenture, dated as of November 9, 1999, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.9%
Notes due November 15, 2004 and the 7.15% Notes due November 15,
2009 (incorporated by reference to Exhibit 4.4 to Avon's
Registration Statement on Form S-4, Registration Statement No. 33-
92333 filed December 8, 1999).

4.5 Indenture, dated as of July 12, 2000, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the Zero Coupon
Convertible Senior Notes due 2020 (incorporated by reference to
Exhibit 4.2 to Avon's Registration Statement on Form S-3,
Registration No. 333-45808 filed September 14, 2000).

4.6 $600,000,000 Revolving Credit and Competitive Advance Facility Agreement, dated as of May 1, 2001, among Avon, Avon Capital Corporation and a group of banks and other lenders (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.7 Agency Agreement, dated September 20, 2001, between Avon and HSBC Bank plc, as initial principal paying agent, relating to the JPY
9,000,000,000 1.06 percent Notes due 2006 (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1* Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit
10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended
June 30, 1993).

10.2* Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Annual Report on Form 10-K for the year ended December 31,
1993).

10.3* First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon's
Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).

10.4* Avon Products, Inc. 1997 Long-Term Incentive Plan, effective as of January 1, 1997, approved by stockholders on May 1, 1997
(incorporated by reference to Exhibit 10.4 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

10.5* Supplemental Executive Retirement and Life Plan of Avon Products, Inc., as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon's Annual Report on Form 10-K for the year ended December 31, 1998).

10.6* Benefit Restoration Pension Plan of Avon Products, Inc., effective as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to Avon's Annual Report on Form 10-K for the year ended December
31, 1994).

10.7* Amendment to Avon Products, Inc. Benefit Restoration Plan effective as of December 5, 2001.

10.8* Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to
Avon's Quarterly Report on Form 10-Q for the quarter ended March
31, 1990 and refiled under Form SE for the year ended December 31,
1996).

10.9* First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.10* Second Amendment, dated as of June 12, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.11* Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit
10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.12* The Avon Products, Inc. Deferred Compensation Plan, amended and restated, effective as of July 1, 1998 (incorporated by reference to Exhibit 4(b) to Avon's Registration Statement on Form S-8,
Registration No. 33-65989 filed October 22, 1998).

10.13* First Amendment to the Avon Products, Inc. Deferred Compensation Plan, (as amended and restated as of July 1, 1998), effective
December 6, 2001.

10.14* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust
Company (incorporated by reference to Exhibit 10.14 to Avon's
Annual Report on Form 10-K for the year ended December 31, 1995).

10.15*	Stock Option Agreement, dated November 4, 1999, between Avon and
Stanley C. Gault (incorporated by reference to Exhibit 10.13 to
Avon's Annual Report on Form 10-K for the year ended December 31,
1999).

10.16* Avon Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form
14A as filed with the Commission on March 27, 2000 (File No. 1-
04881)).

10.17* Employment Agreement, dated as of December 11, 1997, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31,
1997).

10.18* Form of Employment Agreement, dated as of September 1, 1994, between Avon and certain senior officers and substantially similar to the employment agreements entered into with other executive officers (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30,
1994).


10.19* Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31, 2002.

10.20* Avon Products, Inc. Compensation Plan for Non-Employee Directors, (as amended and restated as of June 1, 2000), effective as of May
1, 1997 (incorporated by reference to Exhibit 10.17 to Avon's
Annual Report on Form 10-K for the year ended December 31, 2000.

10.21* First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors (as amended and restated as of June 1, 2000), executed as of September 6, 2001 and effective
January 1, 2002.

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

10.25* Stock Option Agreement, dated June 4, 1998, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.2 to Avon's
Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

13     Portions of the Annual Report to Shareholders for the year ended
December 31, 2001 incorporated by reference in response to Items
1,5 through 8 in this filing.

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