Form 10-Q/A
period 1999-03-31
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

FORM 10-Q/A

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

                               (212) 282-5000
                             ------------------
                             (Telephone Number)

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

                                                                           Page
                                                                        Numbers
                                                                        -------
Introductory Note - Restatements................................              3

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended March 31, 1999 (Restated) and
             March 31, 1998.....................................              4

         Consolidated Balance Sheets
           March 31, 1999 (Restated) and December 31, 1998......              5

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 (Restated) and
             March 31, 1998.....................................              6

         Notes to Consolidated Financial Statements(Restated)...           7-14

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition (Restated)         15-22


                           Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....             23

Item 6.  Exhibits and Reports on Form 8-K.......................             24

Signatures......................................................             25

Introductory Note--Restatements

     In connection with the settlement of the previously disclosed investigation by the Securities and Exchange Commission ("SEC") relating to the write off of an order management software system known as the "FIRST" project, Avon has restated its Consolidated Financial Statements as of December 31, 2001, 2000 and 1999 and for the years then ended and for each of the fiscal quarters ended March 31, 1999 through March 31, 2002. Avon had written off $14.8 pretax, or $10.0 after tax, of FIRST assets in the first quarter of 1999 and $23.9 pretax, or $14.5 after tax, of FIRST assets in the third quarter of 2001. Avon has restated its financial statements to reflect the additional write off as of March 31, 1999 of all capitalized costs ($23.3 pretax, or $14.0 after tax), associated with the FIRST project as of that date and a reversal of the charge recorded in the third quarter of 2001. Other FIRST-related activity (capitalized costs and amortization) recorded during 1999-2002 has also been restated. A description of the adjustments that comprise the restatements is set forth in Notes 2 and 10 of the Notes to Consolidated Financial Statements filed with this Form 10-Q/A.

     The accompanying financial statements have been restated to reflect the restatements discussed above as well as the accounting changes outlined in Note
2. No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed.

                         PART I. FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                           1999        1998
                                                   (Restated Note 2)  ------
                                                    ---------------
                                                           (unaudited)

Net sales...........................................   $1,213.8    $1,183.4
Other revenue.......................................        9.2         8.8
                                                       --------    --------
Total revenue.......................................    1,223.0     1,192.2

Costs, expenses and other:
  Cost of sales**...................................      508.2       503.1
  Marketing, distribution and administrative expenses     650.9       636.4
  Special charge....................................       90.4        70.5
  Asset impairment charge...........................       38.1           -
                                                       --------    --------
Operating loss  ....................................      (64.6)      (17.8)

  Interest expense..................................        9.0         8.0
  Interest income...................................       (3.2)       (2.3)
  Other (income) expense, net.......................       (7.8)        3.1
                                                       --------    --------
Total other (income)expense ........................       (2.0)        8.8
                                                       --------    --------

Loss before taxes and minority interest.............      (62.6)      (26.6)
Income taxes........................................        2.1         6.1
                                                       --------    --------
Loss before minority interest.......................      (64.7)      (32.7)
Minority interest...................................        1.8         1.7
                                                       --------    --------
Net loss  ..........................................    $ (62.9)    $ (31.0)
                                                        =======     =======

Loss per share:
  Basic  ...........................................    $  (.24)    $  (.12)*
                                                        =======     =======
  Diluted...........................................    $  (.24)    $  (.12)*
                                                        ========    =======

 *Restated to reflect a two-for-one stock split distributed in September 1998.

**1999 and 1998 include a one-time charge of $46.0 and $37.9, respectively, for inventory write-downs.

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                    March 31     December 31
                                                      1999          1998
                                               (Restated Note 2) -----------
                                                ---------------
                                                         (unaudited)
ASSETS
Current assets:
Cash and cash equivalents........................    $  138.9      $  105.6
Accounts receivable..............................       479.2         492.6
Inventories......................................       523.6         538.4
Prepaid expenses and other.......................       196.2         204.8
                                                     --------      --------
Total current assets.............................     1,337.9       1,341.4
                                                     --------      --------

Property, plant and equipment, at cost...........     1,353.2       1,392.8
Less accumulated depreciation....................       706.9         722.9
                                                     --------      --------
                                                        646.3         669.9
                                                     --------      --------
Other assets.....................................       404.5         422.2
                                                     --------      --------
Total assets.....................................    $2,388.7      $2,433.5
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year....................    $  291.8      $   55.3
Accounts payable.................................       333.8         416.9
Accrued compensation.............................       122.0         161.3
Other accrued liabilities........................       371.8         308.2
Sales and taxes other than income................        94.5         106.2
Income taxes.....................................       266.4         281.6
                                                     --------      --------
Total current liabilities........................     1,480.3       1,329.5
                                                     --------      --------
Long-term debt...................................       204.1         201.0
Employee benefit plans...........................       385.6         390.0
Deferred income taxes............................        36.5          36.3
Other liabilities................................       187.6         191.6

Shareholders' equity:
Common stock.....................................        88.0          87.8
Additional paid-in capital.......................       790.9         780.0
Retained earnings................................       609.1         719.1
Accumulated other comprehensive income...........      (342.9)       (301.3)
Treasury stock, at cost..........................    (1,050.5)     (1,000.5)
                                                     --------      --------
Total shareholders' equity.......................        94.6         285.1
                                                     --------      --------
Total liabilities and shareholders' equity.......    $2,388.7      $2,433.5
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                            1999        1998
                                                      (Restated Note 2) -------
                                                       ---------------
                                                               (unaudited)
Cash flows from operating activities:
Net loss................................................ $ (62.9)      $(31.0)
Adjustments to reconcile net loss to net cash
  used by operating activities:
Special and non-recurring charges.......................   117.5        100.3
Asset impairment charge.................................    38.1            -
Depreciation and amortization...........................    20.0         16.5
Provision for doubtful accounts.........................    23.2         24.8
Translation gains.......................................     (.9)         (.5)
Deferred income taxes...................................   (11.9)        (5.3)
Amortization of debt discount...........................    (1.7)           -
Other...................................................      .1          1.4
Changes in assets and liabilities:
  Accounts receivable...................................   (46.2)       (62.2)
  Inventories...........................................   (55.7)       (73.9)
  Prepaid expenses and other............................    (1.6)       (14.7)
  Accounts payable and accrued liabilities..............   (80.7)       (66.3)
  Income and other taxes................................   (18.6)       (19.5)
  Noncurrent assets and liabilities.....................     5.0         (4.5)
                                                          ------       ------

Net cash used by operating activities...................   (76.3)      (134.9)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (23.9)       (26.5)
Disposal of assets......................................     3.3          1.1
Other investing activities..............................   (12.1)         (.2)
                                                          ------       ------
Net cash used by investing activities...................   (32.7)       (25.6)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (48.6)       (46.3)
Book Overdraft..........................................     9.7           -
Debt, net (maturities of three months or less)..........   236.5        132.7
Proceeds from short-term debt...........................    10.9         39.8
Retirement of short-term debt...........................   (11.2)        (3.8)
Retirement of long-term debt............................       -          (.1)
Repurchase of common stock..............................   (50.0)       (24.8)
Proceeds from exercise of stock options, net of taxes...    11.1          8.2
                                                          ------       ------
Net cash provided by financing activities...............   158.4        105.7
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.   (16.1)        (2.3)
                                                          ------       ------
Net increase (decrease) in cash and equivalents.........    33.3        (57.1)
Cash and equivalents at beginning of period.............   105.6        141.9
                                                          ------       ------
Cash and equivalents at end of period................... $ 138.9       $ 84.8
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

     To conform to the 1999 presentation, certin reclassifications were made to the prior years' financial information.

2.   RESTATEMENTS AND ACCOUNTING CHANGES

Restatements

     In connection with the settlement of a previously disclosed investigation by the Securities and Exchange Commission relating to the write off of an order management software system known as the "FIRST" project, Avon has restated its Consolidated Financial Statements as of December 31, 2001, 2000 and 1999 and for the years then ended and for each of the fiscal quarters ended March 31, 1999 through March 31, 2002. See Introductory Note-Restatements and Note 10 of the Notes to Consolidated Financial Statements, "Asset Impairment Charge".

     The accompanying financial statements have been restated to reflect the restatements discussed above as well as the accounting changes outlined in this Note. No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed.

The principal adjustments comprising the restatements are as follows:

     o Reclassification of $14.8 of pre-tax charges recorded in the first quarter of 1999 related to the write off of a portion of the FIRST project, out of the "Special charges" line and into the "Asset impairment charge" line;
     o An additional Asset impairment charge of $23.3 pretax in the first quarter of 1999 to reflect the write off of all capitalized costs associated with the FIRST project as of March 31, 1999;
     o Reversal of the third quarter 2001 Asset impairment charge of $23.9 pretax related to the abandonment of the FIRST project; and

                            AVON PRODUCTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)


     o Restatement of all other activity related to the FIRST project, consisting of costs incurred and capitalized subsequent to March 31, 1999 and amortization, recorded from the second quarter of 1999 through the first quarter of 2002.

     These adjustments resulting from the restatements are reflected in Management's Discussion & Analysis and in the following notes: Special and Non-Recurring Charges, Loss per Share, Comprehensive Loss, Segment Information and Asset Impairment Charge.

     The effects of these restatements on the Consolidated Financial Statements are set forth below:

                                         Consolidated Statement of Operations
                                       For the Three Months Ended March 31, 1999
                                       -----------------------------------------
                                          As Reported(1)       As Restated(2)
                                          -----------          -----------
Special charges                              $105.2              $ 90.4
Asset impairment charge                           -                38.1
Operating loss                                (41.3)              (64.6)
Loss before taxes and minority interest       (39.3)              (62.6)
Income taxes                                   11.4                 2.1
Loss before minority interest                 (50.7)              (64.7)
Net loss                                      (48.9)              (62.9)
Loss per share:
     Basic                                    (0.19)              (0.24)
     Diluted                                  (0.19)              (0.24)

                                              Consolidated Balance Sheet
                                                 As of March 31, 1999
                                              --------------------------
                                          As Reported(3)       As Restated(2)
                                          -----------          -----------
Property, plant and equipment, at cost     $1,355.4              $1,353.2
Other assets                                  413.4                 404.5
Total assets                                2,399.8               2,388.7
Other accrued liabilities                     368.9                 371.8
Total current liabilities                   1,477.4               1,480.3
Retained earnings                             623.1                 609.1
Total liabilities and shareholder's
    equity                                  2,399.8               2,388.7


(1) As reported (as prior period comparative data) in the Company's Form 10-K for the year ended December 31, 2000 which includes the effects of the accounting changes outlined below.
(2)  Includes the effects of restatements and accounting changes.
(3) As reported in the Company's Form 10-Q for the quarter ended March 31, 1999.

                            AVON PRODUCTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)


Accounting Changes

     In addition, the Form 10-Q/A reflects the following changes to prior period financial information for which a Form 10-Q/A was not previously filed. These changes are primarily the result of the previously disclosed adoption of new accounting pronouncements and are unrelated to the restatements described above and the FIRST project:

     o Accounting changes made to reported 1999 financial information as a result of the adoption of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs". The adoption of EITF 00-10 resulted in increases in Marketing, distribution and administrative expenses and Other Revenue of $9.2 and $8.8 for the three months ended March 31, 1999 and 1998, respectively. The adoption of this EITF had no impact on Net income or Loss per share.
     o Reclassifications made to reported financial information to conform with the 1999 full year presentation.

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


4.  LOSS PER SHARE

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


5.  INVENTORIES
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


7.  CONTINGENCIES

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


8. COMPREHENSIVE LOSS

    For the three months ended March 31, 1999 and 1998, the components of comprehensive loss are as follows:

                                                 1999       1998
                                                 ----       ----
Net loss                                      $ (62.9)    $(31.0)
     Other comprehensive loss:
        Change in equity due to
        foreign currency
        translation and
        transaction adjustments                 (41.6)      (3.9)
                                                -----      -----
Comprehensive loss                            $(104.5)    $(34.9)
                                                =====      =====


9.  SPECIAL AND NON-RECURRING CHARGES

     In October 1997, the Company announced a worldwide business process redesign program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998.

     For the quarter ended March 31, 1999, Special and non-recurring charges related to this program totaled $136.4 pretax ($111.9 net of tax, or $.43 per share on a basic and diluted basis).

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


     For the quarter ended March 31, 1999, special and non-recurring charges by business segment are as follows:

North America               $  33.6
Latin America                  14.7
Europe                         69.8
Pacific                        11.8
Corporate                       6.5
                            -------
   Total                    $ 136.4
                            -------

    For the quarter ended March 31, 1999, Special and non-recurring charges by category of expenditures are as follows:

Employee Severance Costs    $  57.0
Inventories                    46.0
Write-down of Assets to
  Net Realizable Value         11.6
Write-off of Foreign Currency
   Translation Adjustment       9.8
Other                          12.0
                            -------
   Total                    $ 136.4
                            -------

     Employee severance costs are expenses, both domestic and international, associated with the realignment of the Company's global operations. Certain employee severance costs were accounted for in accordance with the Company's existing FAS 112, ("Employers' Accounting for Post Employment Benefits"), severance plans. Remaining severance costs were accounted for in accordance with other existing accounting literature. The workforce will be reduced by 1,374 associates, or 4% of the total. Approximately 65% of the employees to be terminated relate to facility reorganizations and closures.

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

     The write-down of assets (primarily fixed and other assets) mainly relates to the restructuring of operations in Western Europe, including the closure of a jewelry manufacturing facility in Ireland. By centralizing certain key functional areas and exiting unprofitable situations, the Company plans to increase operating efficiencies and ultimately, profit growth in the long-term.

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


The liability balance at March 31, 1999 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1998   $ 28.5             $   -        $ 28.5
Provision                        90.4              46.0         136.4
Cash expenditures               (18.9)                          (18.9)
Non-cash write-offs             (21.4)            (46.0)        (67.4)
                               ------              ----         -----
Balance at March 31, 1999      $ 78.6             $   -        $ 78.6
                               ======             =====        ======


10.  ASSET IMPAIRMENT CHARGE

     In the first quarter of 1999, Avon originally recorded a Special charge of $151.2 pretax, which included the write off of $14.8 in pre-tax costs ($10.0 after tax) associated with a portion of the order management software system known as the FIRST project. The balance of the FIRST project's development costs had been carried as an asset until the third quarter of 2001, when Avon recorded a pre-tax charge of $23.9 ($14.5 after tax) to write off the carrying value of costs related to that project. The non-cash charge recorded in the third quarter of 2001 included software development costs, certain hardware, software interfaces and other related costs. Prior to the write off, the capitalized software was included in Property, plant and equipment, at cost and Other assets on the Consolidated Balance Sheet.

     The decision to abandon the FIRST project was based on various factors, including project management and implementation issues and costs, costs for ongoing support, and changes in Avon business strategies.

     The FIRST project, and the Special charge reported by Avon in the first quarter of 1999 that included the write off of $14.8 in pre-tax costs associated with FIRST, were the subject of a formal investigation by the SEC commenced in August 2000. Avon has settled that matter with the SEC and, as part of that settlement, has restated its financial statements to reflect the additional write off as of March 31, 1999 of all capitalized costs ($23.3 pretax, and $14.0 after tax) associated with the FIRST project as of that date for a total first quarter write off of $38.1 pretax ($24.0 after tax). Avon has also reversed the charge recorded in the third quarter of 2001, and has restated all other FIRST-related activity recorded during 1999-2002.

     See the Introductory Note - Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


11.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                                 Three Months Ended
                                                       March 31
                                                 ------------------
                                            1999               1998
                                            ----               ----
                                     Net      Operating      Net     Operating
                                    Sales    Profit(Loss)   Sales   Profit(Loss)
                                   -------   -----------   -------  -----------
North America:
      U.S.                         $ 428.8       $ 77.5   $ 404.3      $ 68.7
      Other*                          62.5         10.0      60.1         5.8
                                   -------       ------   -------      ------
      Total                          491.3         87.5     464.4        74.5
                                   -------       ------   -------      ------

International:
      Latin America                  370.1         62.1     374.3        58.7
      Pacific                        157.3         13.6     152.2        10.0
      Europe                         195.1         14.0     192.5        15.0
                                   -------       ------   -------      ------
      Total                          722.5         89.7     719.0        83.7
                                   -------       ------   -------      ------

Total from operations             $1,213.8        177.2  $1,183.4       158.2
                                  --------               --------
Global expenses                                   (67.3)                (67.6)
Special and non-recurring charges                (136.4)               (108.4)
Asset impairment charge                           (38.1)
                                                --------               -------
Operating loss                                  $ (64.6)               $(17.8)
                                                ========               =======

*Includes operating information for Puerto Rico, Dominican Republic, Canada and Discovery Toys.


12.  OTHER FINANCING ACTIVITIES

     At March 31, 1999 the Company has entered into forward contracts to purchase 2,868,200 shares of Avon Common Stock at an average price of $36.81 per share as of March 31, 1999. The contracts mature over the next 2-1/2 years and provide for physical or net settlement to the Company. Accordingly, no adjustment for subsequent changes in fair value has been recognized.

13.  SUBSEQUENT EVENT

     On May 6, 1999, the Company declared a quarterly dividend on its common stock of $.18 per share, which will be paid on June 1, 1999 to shareholders of record on May 17, 1999.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition (Restated)

All share and per share data included in this report have been restated to reflect a two-for-one stock split distributed in September 1998.

Results of Operations--Three Months Ended March 31, 1999 and 1998.
Consolidated

     Avon's net loss for the three months ended March 31, 1999 was $62.9, or $.24 per share on a basic and diluted basis, compared with a net loss of $31.0, or $.12 per share on a basic and diluted basis in 1998. Operating loss was $64.6 in 1999 compared to a loss of $17.8 in 1998. Additional Special and non-recurring charges were recorded in the first quarter of 1999 for the Company's business process redesign (BPR) program. These charges totaled $136.4 pretax, which reduced net income by $111.9 after tax, or $.43 per share on a basic and diluted basis. These charges are expected to be the last of such BPR-related charges that will help the Company deliver the higher sales and profit targets previously communicated in late 1997. See Note 9 for further discussion of 1999 special and non-recurring charges. The 1998 first quarter results include Special and non-recurring charges of $108.4 pretax, which reduced net income by $84.2 after tax, or $.32 per share on a basic and diluted basis.

     Consolidated net sales for the three months ended March 31, 1999 of $1,213.8 increased $30.4, or 3%, over the comparable period of the prior year. The increase in sales was due to a 6% increase in North America, primarily in the U.S. International U.S. dollar sales were level with the prior year. Excluding the impact of foreign currency exchange, consolidated net sales rose 11% over the comparable period of the prior year.

     Cost of sales as a percentage of net sales was 41.9% in the first quarter of 1999 compared to 42.5% in the first quarter of 1998. The 1999 and 1998 cost of sales include $46.0 and $37.9, respectively, of one-time charges for inventory write-downs related to the Company's BPR program. See Note 9 for further detail. Excluding these one-time charges, cost of sales as a percentage of sales decreased from 39.3% to 38.1% reflecting the Company-wide focus on margin expansion. The increase in the gross margin of 1.2 points resulted from higher margins in all reportable segments, primarily in the U.S., Brazil, the United Kingdom, Germany and Japan.

     Marketing, distribution and administrative expenses of $650.9 increased $14.5, or 2%, over the comparable period of 1998 primarily due to increases in the U.S. and Mexico. However, operating expenses decreased as a percentage of Total revenues to 53.2% from 53.4% primarily due to improved expense ratios in Brazil and the United Kingdom, partially offset by higher ratios in the U.S., Mexico, Argentina and China.

     A Special charge of $90.4 pretax was recorded in the first quarter of 1999 for the Company's BPR program. This charge is primarily related to employee severance benefits worldwide, as well as facility reorganizations. See Note 9 for further detail.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 (Dollars in millions, except share data)


     An Asset impairment charge of $38.1 pretax was recorded in the first quarter of 1999 related to the write off of an order management software system. See Note 10 for further detail.

     Interest expense of $9.0 increased $1.0 versus the comparable period of 1998 primarily due to increased borrowings in China. Interest income of $3.2 increased $.9 over the comparable period of 1998, primarily due to higher interest rates and increased average short-term investments in Mexico and Brazil in 1999.

     Other (income) expense, net of $7.8 was $10.9 favorable to the comparable period of last year primarily due to favorable net foreign exchange resulting from gains on Brazilian currency forward contracts.

     Excluding the charges, the effective tax rate was 36.4% in the first quarter of 1999 compared to 37.0% in the first quarter 1998.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales increased 6% and operating profit increased 17% compared with the first quarter of 1998. The sales improvement was attributable to a 6% increase in the average order size. The U.S. business, which represents almost 90% of the North American segment, reported sales and operating profit growth of 6% and 13%, respectively. The U.S. sales increase was driven by growth in the gift and decorative, jewelry and accessories, and cosmetics, fragrance and toiletries ("CFT") categories, partially offset by lower sales of apparel. Successful holiday promotions, including a strong Easter program and entry into the Blues Clues children's market drove higher gift and decorative sales, while the growth in jewelry and accessories was driven by excellent performance in watches and handbags, coupled with strong sales of sterling silver items. Increases in the CFT category resulted from a double-digit increase in skincare products due to strong sales of Anew merchandise and the launch of a new product, Eye Force. Apparel sales decreased due to under-performance of some specialty holiday items, partially offset by strength in non-designer casual wear and a Looney Tunes denim shirt.

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

International

     International U.S. dollar net sales were level with the first quarter of 1998. However, excluding the effect of foreign currency exchange, sales increased 14%. International operating profit increased 7% over the comparable period of 1998.

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

Working Capital

     As of March 31, 1999, current liabilities exceeded current assets by $142.4 while at December 31, 1998 current assets exceeded current liabilities by $11.9. The increase of current liabilities over current assets of $154.3 was primarily due to the increase in net debt (debt less cash and equivalents), as discussed in the Debt Section, and other accrued liabilities, mainly due to the accrual for special and non-recurring charges, partially offset by a decrease in accounts payable and accrued compensation due to the payment of 1998 incentive programs.

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

     The Company may periodically hedge foreign currency royalties, net investments in foreign subsidiaries, firm purchase commitments and contractual foreign currency cash flows or obligations, including third-party or inter-company foreign currency transactions. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

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

    The Company attempts to minimize its credit exposure to counter parties by entering into interest rate swap and cap contracts only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. The Company's foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts or options with major international financial institutions. Although the Company's theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material.

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

     The Company commenced its worldwide Year 2000 initiative in early 1996. The Company has developed a comprehensive project plan as a means for ensuring that all information technology ("IT") systems, including applications, operating systems, mainframe, mid range and client server platforms, all non-information technology ("Non-IT") systems, including embedded applications and equipment and key third parties are Year 2000 compliant by December 31, 1999. The Company has identified high risk applications that are critical to its business, recognizing the fact that timely compliance of these systems is crucial, and, therefore, has designed its programs to address these systems and address the Company's Year 2000 risks and issues in an attempt to ensure the integrity and reliability of the Company's information systems and business processes.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements, including, but not limited to, the information set forth in "Other Information" herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing and its management of foreign currency risks, the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors discussed in Item 1 of the Company's Form 10-K/A. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

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

                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  August 12, 2002                By /s/ Janice Marolda
                                      ----------------------------
                                      Janice Marolda
                                      Vice President,
                                      Controller
                                      Principal Accounting Officer

                                      Signed both on behalf of the
                                      registrant and as principal
                                      accounting officer.