Form 10-Q/A
period 1999-06-30
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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

                              Table of Contents

                         Part I. Financial Information

                                                                           Page
                                                                        Numbers
                                                                       --------
Introductory Note - Restatements..............................                3

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended June 30, 1999 (Restated)
              and June 30, 1998...............................                4
           Six Months Ended June 30, 1999 (Restated)
              and June 30, 1998...............................                5

         Consolidated Balance Sheets
           June 30, 1999 (Restated) and December 31, 1998.....                6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 (Restated)
              and June 30, 1998...............................                7

         Notes to Consolidated Financial Statements (Restated)             8-15

Item 2.  Management's Discussion and Analysis of the Results
           of Operations and Financial Condition (Restated)...            16-24


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................               25

Signatures....................................................               26

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

                         PART I. FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)


                                               Three months ended
                                                     June 30
                                              --------------------
                                                1999        1998
                                         (Restated Note 2) ------
                                          ---------------
                                                   (unaudited)

Net sales..................................   $1,258.1   $1,247.2
Other revenue..............................        9.1        8.8
                                              --------   --------
Total revenue..............................    1,267.2    1,256.0

Costs, expenses and other:
  Cost of sales............................      451.7      465.6
  Marketing, distribution and
    administrative expenses................      622.8      613.5
                                              --------   --------
Operating profit ..........................      192.7      176.9

  Interest expense.........................        8.9        8.2
  Interest income..........................       (2.2)      (5.9)
  Other expense, net.......................         .7        1.0
                                              --------   --------
Total other expenses.......................        7.4        3.3
                                              --------   --------
Income before taxes and minority interest..      185.3      173.6
Income taxes...............................       66.6       63.9
                                              --------   --------
Income before minority interest............      118.7      109.7
Minority interest..........................         .8        1.7
                                              --------   --------
Net income.................................   $  119.5   $  111.4
                                              ========   ========

Earnings per share:
   Basic ..................................   $    .46   $    .42*
                                              ========   ========
   Diluted.................................   $    .45   $    .42*
                                              ========   ========

*Restated to reflect a two-for-one stock split distributed in September 1998.

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)


                                                Six months ended
                                                     June 30
                                              --------------------
                                                1999        1998
                                         (Restated Note 2) ------
                                          ---------------
                                                   (unaudited)

Net sales..................................  $2,471.9    $2,430.6
Other revenue..............................      18.3        17.6
                                             --------    --------
Total revenue..............................   2,490.2     2,448.2

Costs, expenses and other:
  Cost of sales**..........................     959.9       968.7
  Marketing, distribution and
    administrative expenses................   1,273.7     1,249.8
  Special charge...........................      90.4        70.5
  Asset impairment charge..................      38.1           -
                                             --------    --------
Operating profit...........................     128.1       159.2

  Interest expense.........................      17.9        16.3
  Interest income..........................      (5.4)       (8.2)
  Other (income)expense, net...............      (7.1)        4.1
                                             --------    --------
Total other expenses.......................       5.4        12.2
                                             --------    --------
Income before taxes and minority interest..     122.7       147.0
Income taxes...............................      68.7        70.0
                                             --------    --------
Income before minority interest............      54.0        77.0
Minority interest..........................       2.6         3.4
                                             --------    --------
Net income.................................  $   56.6    $   80.4
                                             ========    ========

Earnings per share:
    Basic .................................  $    .22    $    .31*
                                             ========    ========
    Diluted................................  $    .21    $    .30*
                                             ========    ========

*Restated to reflect a two-for-one stock split distributed in September 1998.

**1999 and 1998 include a one-time charge of $46.0 and $37.9, respectively, for inventory write-downs.

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)


                                                    June 30       December 31
                                                      1999           1998
                                               (Restated Note 2)  -----------
                                                ---------------
                                                           (unaudited)
ASSETS
Current assets:
Cash and equivalents....................            $   73.8       $  105.6
Accounts receivable.....................               471.4          492.6
Inventories.............................               535.4          538.4
Prepaid expenses and other..............               202.0          204.8
                                                    --------       --------
Total current assets....................             1,282.6        1,341.4
                                                    --------       --------

Property, plant and equipment, at cost..             1,373.6        1,392.8
Less accumulated depreciation...........               710.8          722.9
                                                    --------       --------
                                                       662.8          669.9
                                                    --------       --------
Other assets...........................                411.8          422.2
                                                    --------        -------
Total assets...........................             $2,357.2       $2,433.5
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year..........             $  312.5       $   55.3
Accounts payable.......................                286.1          416.9
Accrued compensation...................                131.9          161.3
Other accrued liabilities..............                332.7          308.2
Sales and other taxes..................                 91.4          106.2
Income taxes...........................                284.6          281.6
                                                    --------       --------
Total current liabilities..............              1,439.2        1,329.5
                                                    --------       --------
Long-term debt.........................                204.5          201.0
Employee benefit plans.................                385.7          390.0
Deferred income taxes..................                 37.8           36.3
Other liabilities......................                183.5          191.6

Shareholders' equity:
Common stock...........................                 88.1           87.8
Additional paid-in capital.............                804.3          780.0
Retained earnings......................                681.6          719.1
Accumulated comprehensive income.......               (341.5)        (301.3)
Treasury stock, at cost................             (1,126.0)      (1,000.5)
                                                    --------       --------
Total shareholders' equity.............                106.5          285.1
                                                    --------       --------
Total liabilities and shareholders' equity          $2,357.2       $2,433.5
                                                    ========       ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)


                                                        Six months ended
                                                             June 30
                                                      --------------------
                                                        1999        1998
                                                 (Restated Note 2) ------
                                                   ---------------
                                                           (unaudited)
Cash flows from operating activities:
Net income......................................     $  56.6       $ 80.4
Adjustments to reconcile net income to net cash
  provided by (used in)operating activities:
Special and non-recurring charges...............        93.1         81.9
Asset impairment charge.........................        38.1            -
Depreciation and amortization...................        39.5         34.0
Provision for doubtful accounts.................        43.6         43.0
Translation gains...............................         (.7)         (.4)
Deferred income taxes...........................       (18.4)       (11.0)
Amortization of debt discount...................        (3.3)
Other...........................................         2.0          2.5
Changes in assets and liabilities:
  Accounts receivable...........................       (58.5)       (79.7)
  Inventories...................................       (67.6)       (75.5)
  Prepaid expenses and other....................        (1.9)       (19.8)
  Accounts payable and accrued liabilities......      (120.7)      (107.1)
  Income and other taxes........................        (2.7)        (1.1)
  Noncurrent assets and liabilities.............         8.4        (13.3)
                                                      ------       ------

Net cash provided(used)by operating activities..         7.5        (66.1)
                                                      ------       ------
Cash flows from investing activities:
Capital expenditures...........................        (69.1)       (73.8)
Disposal of assets.............................          5.2          5.8
Other investing activities.....................        (15.3)         (.4)
                                                      ------       ------
Net cash used by investing activities..........        (79.2)       (68.4)
                                                      ------       ------
Cash flows from financing activities:
Cash dividends.................................        (95.7)       (91.0)
Debt, net (maturities of three months or less).        254.8        163.9
Proceeds from short-term debt..................         22.1         46.7
Retirement of short-term debt..................        (19.5)      (103.6)
Proceeds from long-term debt...................            -        100.0
Retirement of long-term debt...................          (.2)         (.4)
Repurchase of common stock.....................       (125.5)       (48.7)
Proceeds from exercise of stock options........         21.4         12.3
                                                      ------       ------
Net cash provided by financing activities......         57.4         79.2
                                                      ------       ------
Effect of exchange rate changes on cash
    and equivalents............................        (17.5)         1.4
                                                      ------       ------
Net decrease in cash and equivalents...........        (31.8)       (53.9)
Cash and equivalents beginning of period.......        105.6        141.9
                                                      ------       ------
Cash and equivalents end of period.............       $ 73.8       $ 88.0
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

     To conform to the 1999 presentation, certain reclassifications were made to prior years financial information.

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


     o Reversal of the third quarter 2001 Asset impairment charge of $23.9 pretax related to the abandonment of the FIRST project; and
     o Restatement of all other activity related to the FIRST project, consisting of costs incurred and capitalized subsequent to March 31, 1999 and amortization, recorded from the second quarter of 1999 through the first quarter of 2002.

     These adjustments resulting from the restatements are reflected in Management's Discussion & Analysis and the following notes: Special and Non-Recurring Charges, Earnings per Share, Comprehensive Income, Segment Information and Asset Impairment Charge.

     The effects of these restatements on the Consolidated Financial Statements are set forth below:

                                                      Consolidated Statements of Operations
                                      Three Months ended June 30, 1999       Six Months ended June 30,1999
                                      --------------------------------       -----------------------------
                                          As                    As               As                 As
                                      Reported(1)           Restated(2)      Reported(1)        Restated(2)
                                      -----------           -----------      ----------         ----------
Marketing, distribution and
    administrative expenses             $ 619.7               $ 622.8         $1,270.6           $1,273.7
Special charges                               -                     -            105.2               90.4
Asset impairment charge                       -                     -                -               38.1
Operating profit                          195.8                 192.7            154.5              128.1
Income before taxes and minority
    Interest                              188.4                 185.3            149.1              122.7
Income taxes                               67.8                  66.6             79.2               68.7
Income before minority interest           120.6                 118.7             69.9               54.0
Net income                                121.4                 119.5             72.5               56.6
Earnings per share:
     Basic                              $   .46               $   .46         $    .28           $    .22
     Diluted                            $   .46               $   .45         $    .27           $    .21

                                                         Consolidated Balance Sheet
                                                             As of June 30, 1999
                                                 --------------------------------------------
                                                           As                    As
                                                       Reported(3)          Restated(2)
                                                       -----------          -----------

Property, plant and equipment, at cost                  $1,376.3             $1,373.6
Other assets                                               424.5                411.8
Total assets                                             2,372.6              2,357.2
Other accrued liabilities                                  332.2                332.7
Total current liabilities                                1,438.7              1,439.2
Retained earnings                                          697.5                681.6
Total liabilities and
     shareholder's equity                                2,372.6              2,357.2

   (1) As reported (as prior period comparative data) in the Company's Form 10-K for the year ended December 31, 2000, which includes the effect of the accounting changes outlined below.
   (2) Includes the effects of restatements and accounting changes.
   (3) As reported in the Company's Form 10-Q for the quarter ended June 30, 1999.

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


     o Accounting changes made to reported 1999 financial information as a result of the adoption of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs". The adoption of EITF 00-10 resulted in increases in Marketing, distribution and administrative expenses and Other Revenue of $9.1 and $18.3 for the three and six months ending June 30, 1999, respectively, and $8.8 and $17.6 for the three and six months ending June 30, 1998, respectively. The adoption of this EITF had no impact on Net income or Earnings per share.
     o Reclassifications made to reported financial information to conform with the 1999 full year presentation.

3.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

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


4.  EARNINGS PER SHARE

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

     For the three and six months ended June 30, 1999 and 1998, the number of shares used in the computation of basic and diluted earnings per share are as follows:

                               Three Months ended     Six Months ended
                                    June 30                June 30
                               ------------------     ----------------
                                1999        1998*     1999        1998*
                                ----        ----      ----        ----
    Basic EPS
    Weighted-average shares   261.54      263.55    261.77      263.56

    Incremental shares from
       assumed conversion of
       stock options            3.47        3.16      3.09        2.76
                              ------      ------    ------      ------
    Diluted EPS

 Adjusted weighted-
    average shares            265.01      266.71    264.86      266.32
                              ------      ------    ------      ------

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


5.  INVENTORIES

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

6. DIVIDENDS

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

8.  COMPREHENSIVE INCOME

    For the three and six months ended June 30, 1999 and 1998, the components of comprehensive income are as follows:

                                Three Months ended       Six Months ended
                                     June 30                  June 30
                                ------------------       ---------------
                                 1999       1998         1999       1998
                                 ----       ----         ----       ----

Net Income                     $119.5     $111.4      $  56.6     $ 80.4
     Other comprehensive income
     (loss):
      Change in equity due to
      foreign currency
      translation and
      transaction adjustments     1.4      (13.8)       (40.2)     (17.7)
                               ------     ------      -------     ------
Comprehensive income           $120.9     $ 97.6      $  16.4     $ 62.7
                               ======     ======      =======     ======


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

     For the six months ended June 30, 1999, special and non-recurring charges related to this program totaled $136.4 pretax ($111.9 net of tax, or $.43 per share on a basic and diluted basis).

     For the six months ended June 30, 1999, special and non-recurring charges by business segment are as follows:

North America                  $  33.6
Latin America                     14.7
Europe                            69.8
Pacific                           11.8
Corporate                          6.5
                               -------
   Total                       $ 136.4
                               -------

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)


    For the six months ended June 30, 1999, special and non-recurring charges by category of expenditures are as follows:

Employee Severance Costs       $  57.0
Inventories                       46.0
Write-down of Assets to
  Net Realizable Value            11.6
Recognition of Foreign Currency
   Translation Adjustment          9.8
Other                             12.0
                               -------
Total                          $ 136.4
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

    The liability balance at June 30, 1999 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1998   $ 28.5             $   -        $ 28.5
Provision                        90.4              46.0         136.4
Cash expenditures               (43.3)                          (43.3)
Non-cash write offs             (24.5)            (46.0)        (70.5)
                               ------             -----        ------
Balance at June 30, 1999       $ 51.1             $   -        $ 51.1
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

     See the Introductory Note - Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions, except share data)


11.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                   Three Months Ended June 30
                                   --------------------------
                                   1999                   1998
                                   ----                   ----
                              Net      Operating     Net      Operating
                             Sales      Profit      Sales      Profit
                            -------    ---------   -------    ---------

North America:
   U.S.                    $  430.0     $   91.0   $  414.7    $   81.7
   Other*                      61.5          9.6       66.9         9.9
                           --------     --------   --------    --------
   Total                      491.5        100.6      481.6        91.6
                           --------     --------   --------    --------

International:
   Latin America              400.7         92.5      414.0        86.4
   Pacific                    169.2         22.8      145.5        11.0
   Europe                     196.7         31.8      206.1        28.9
                           --------     --------   --------    --------
   Total                      766.6        147.1      765.6       126.3
                           --------     --------   --------    --------

Total from operations      $1,258.1     $  247.7   $1,247.2    $  217.9
                           --------     --------   --------    --------
Global expenses                            (55.0)                 (41.0)
                                        --------               --------
Operating profit                        $  192.7               $  176.9
                                        ========               ========

*Includes operating information for Puerto Rico, Dominican Republic, Canada and for Discovery Toys.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


                                     Six Months Ended June 30
                                     ------------------------
                                   1999                   1998
                                   ----                   ----
                              Net     Operating      Net     Operating
                             Sales      Profit      Sales      Profit
                            -------   ---------    -------    --------

North America:
   U.S.                    $  858.8     $  168.5   $  819.0   $  150.5
   Other*                     124.0         19.6      127.0       15.5
                           --------     --------   --------   --------
   Total                      982.8        188.1      946.0      166.0
                           --------     --------   --------   --------

International:
   Latin America              770.8        154.6      788.3      145.2
   Pacific                    326.5         36.4      297.7       21.0
   Europe                     391.8         45.8      398.6       44.0
                            -------     --------   --------   --------
   Total                    1,489.1        236.8    1,484.6      210.2
                           --------     --------   --------   --------

Total from operations      $2,471.9     $  424.9   $2,430.6   $  376.2
                           --------     --------   --------   --------
Global expenses                           (122.3)               (108.6)
Special and
   non-recurring charges                  (136.4)               (108.4)
Asset impairment charge                    (38.1)                    -
                                        --------              --------
Operating profit                        $  128.1              $  159.2
                                        ========              ========

*Includes operating information for Puerto Rico, Dominican Republic, Canada and for Discovery Toys.

12.  OTHER FINANCING ACTIVITIES

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

Results of Operations

     Consolidated

     Consolidated net sales for the second quarter and six-month period of 1999 increased 1% and 2%, respectively, over the same periods of 1998. The sales growth was due to increases in North America primarily in the U.S. and Pacific; while sales declined in Latin America and Europe versus the prior year. Excluding the impact of foreign currency exchange, consolidated net sales rose 9% and 10% in the second quarter and six-month period of 1999, repectively, over the comparable periods of the prior year.

     Cost of sales as a percentage of net sales increased 1.4 percentage points in the second quarter and 1.1 percentage points in the six-month period of 1999 compared to the same periods of 1998. The cost of sales for the six months ended June 30, 1999 and 1998 include one-time charges of $46.0 and $37.9, respectively, for inventory write-downs related to the Company's BPR program. See Note 9 for further detail. Excluding these charges, the gross margin increased 1.3 points on a June year-to-date basis. The higher gross margin resulted from improvements in all regions, most significantly in the U.S, Brazil, Japan, the United Kingdom, Germany and Central Europe.

     Marketing, distribution and administrative expenses increased $9.3 (2%) and $23.9 (2%) in the second quarter and six-month period of 1999, respectively, over the same periods of 1998 primarily due to increases in the U.S. and Mexico as well as higher global expenses, partially offset by lower expenses in Brazil. Marketing, distribution, and administrative expenses increased as a percentage of Total revenue to 49.1% in the second quarter of 1999 from 48.8% in 1998. Second quarter 1999 expense ratio improvements in Brazil and Central Europe were more than offset by unfavorable expense ratios throughout remaining major markets in Latin America, the United Kingdom, Germany, and Japan.

     The six months ended 1999 and 1998 results include special charges of $90.4 and $70.5, respectively, which were recorded in the first quarter of 1999 and 1998 for the Company's BPR program. These charges are primarily related to employee severance benefits worldwide, as well as facility reorganizations. See
Note 9 for further detail.

     An Asset impairment charge of $38.1 pretax was recorded in the six months ended June 30, 1999 related to the write off of an order management software system. See Note 10 for further detail.

     Interest expense increased to $8.9 in the second quarter of 1999 as compared with $8.2 in 1998, and to $17.9 in the first half of 1999 compared with $16.3 in 1998. Interest income decreased $3.7 and $2.8 in the second quarter and six-month period of 1999, respectively, compared to prior year due to a Mexico tax refund claim in June 1998.

     Other expense (income), net of $.7 in the second quarter of 1999 decreased slightly and other income of $7.1 for the six-month period of 1999 was $11.2 favorable over the six-month period of 1998 due primarily to favorable net foreign exchange resulting from gains on Brazilian currency forward contracts.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (Dollars in millions, except share data)


      The effective tax rate for the second quarter 1999 was 35.9% versus 36.8% for the second quarter 1998 due to the earnings mix and tax rates of international subsidiaries. Excluding the special and non-recurring charges, the effective tax rate was 36.1% in the first half of 1999 compared to 33.7% in the first half of 1998.

     Minority interest decreased $.9 and $.8 in the second quarter and six-month period of 1999, respectively, compared to 1998, primarily due to lower losses in Japan in 1999.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales grew 2% and 4% in the second quarter and six-month period of 1999, respectively, over the same periods in 1998. The U.S. business, which represents almost 90% of the North American segment, reported sales growth of 4% in the second quarter and 5% in the first half of 1999 driven by a higher average order size. The U.S. sales improvement resulted from strong growth in the fashion jewelry and accessories and home entertainment categories, partially offset by declines in apparel. The growth in fashion jewelry and accessories was driven by strong sales of sterling silver items as well as the introduction of licensed luggage, American Tourister, and excellent performance in watches and handbags. The improvement in home entertainment resulted from increased sales of inspirational and religious products. Apparel sales decreased due to underperformance on new product introductions and demonstration products, partially offset by successes in casual wear and sleepwear. Sales of cosmetics, fragrance and toiletries ("CFT") decreased 2% in the second quarter due to the underperformance of the new Skin-So-Soft Bug Guard launch which failed to match the strength of last year's new product launch. Gift and decorative sales were level in the second quarter of 1999 compared with second quarter of 1998.

     However, successful holiday promotions, including a strong Easter program and entry into the Blues Clues children's market contributed to a double-digit increase in the gift and decorative category for the first half of 1999.

     Operating profit in North America increased 10% and 13% in the second quarter and first half of 1999, respectively, compared with the same periods in 1998. This improvement is primarily attributable to a higher gross margin in the U.S. due to supply chain cost improvements and pricing and product category management. Operating expenses in North America increased in line with the sales increase.

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

     In Latin America, operating profit improvements of 7% in the second quarter and 6% in the first half of 1999 were driven by increases in Brazil and Mexico. Aggressive cost reduction efforts combined with strict expense management contributed to Brazil's double-digit improvement in operating profit. Mexico's improvement resulted mainly from the sales increase, partially offset by increased advertising expense in 1999. These improvements were partially offset by operating profit declines in Argentina and Chile due to the sales shortfalls and weak economic conditions.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (Dollars in millions, except share data)


     Operating profit in Europe increased 10% and 4% in the second quarter and six-month period, respectively. This improvement was driven by increases in the United Kingdom, Central Europe and Italy. The United Kingdom continues to focus on developing the business through optimization of the most profitable sales mix through brand awareness, image enhancement and expense control. The United Kingdom, Central Europe and Italy reported significant growth in operating margins due to higher gross margins which resulted from a continuing focus on pricing strategies and improved profitability of non-CFT categories. These improvements were partially offset by declines in Russia resulting from the ruble devaluation during the second half of 1998. Management in Russia will continue to manage expenses tightly and seek to increase market share and improve margins through pricing flexibility and tight expense management.

Global Expenses

     Global expenses increased 34% and 13% in the second quarter and first half of 1999, respectively, over the same periods in 1998 primarily due to increased investments in global marketing, research and development and information technology systems, as well as costs related to the work on the Company's new strategic initiatives.

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

Working Capital

     As of June 30, 1999, current liabilities exceeded current assets by $156.6, while at December 31, 1998 current assets exceeded current liabilities by $11.9. The increase of current liabilities over current assets was primarily due to the increase in net debt (debt less cash and equivalents), as discussed in the Debt section, and other accrued liabilities, mainly due to the accrual for special and non-recurring charges, partially offset by a decrease in accounts payable and accrued compensation due to the payment of 1998 incentive programs.

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

Disclaimer

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosure under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 24.

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

                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date: August 12, 2002        By /s/ JANICE MAROLDA
                             -------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.