Form 10-Q/A
period 1999-09-30
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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

                               Table of Contents

                         Part I. Financial Information

                                                                           Page
                                                                        Numbers
                                                                        -------
Introductory Notes - Restatements..............................               3

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended September 30, 1999 (Restated)
             and September 30, 1998............................               4
           Nine Months Ended September 30, 1999 (Restated)
             and September 30, 1998............................               5

         Consolidated Balance Sheets
           September 30, 1999(Restated) and December 31,1998...               6

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1999 (Restated)
             and September 30, 1998 ...........................               7

         Notes to Consolidated Financial Statements (Restated)             8-16

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition (Restated)         17-26


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K...................                 27

Signatures..................................................                 28

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

                         PART I. FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)


                                                Three months ended
                                                   September 30
                                                ------------------
                                                  1999        1998
                                           (Restated Note 2) ------
                                            ---------------
                                                    (unaudited)

Net sales..................................   $1,250.6     $1,233.2
Other revenue..............................        9.1          8.7
                                              --------     --------
Total revenue..............................    1,259.7      1,241.9

Costs, expenses and other:
  Cost of sales  ..........................      465.0        478.2
  Marketing, distribution and
    administrative expenses................      648.6        636.6
  Special charge...........................          -         46.0
                                              --------     --------
Operating profit ..........................      146.1         81.1

  Interest expense.........................        9.8          9.4
  Interest income..........................       (2.4)        (3.3)
  Other expense (income), net..............        2.6         (1.5)
                                              --------     --------
Total other expenses.......................       10.0          4.6
                                              --------      -------
Income before taxes and minority interest..      136.1         76.5
Income taxes...............................       47.7         36.7
                                              --------     --------
Income before minority interest............       88.4         39.8
Minority interest..........................        (.3)         1.7
                                              --------     --------
Net income.................................   $   88.1     $   41.5
                                              ========     ========

Earnings per share:
   Basic .................................    $    .34     $    .16
                                              ========     ========
   Diluted................................    $    .34     $    .16
                                              ========     ========


The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)


                                              Nine months ended
                                                 September 30
                                              -----------------
                                               1999        1998
                                        (Restated Note 2) ------
                                         ---------------
                                                    (unaudited)

Net sales..................................  $3,722.5     $3,663.8
Other revenue..............................      27.4         26.3
                                             --------     --------
Total revenue..............................   3,749.9      3,690.1

Costs, expenses and other:
  Cost of sales* ..........................   1,424.9      1,446.9
  Marketing, distribution and
    administrative expenses................   1,922.3      1,886.5
  Special charge...........................      90.4        116.5
  Asset impairment charge..................      38.1            -
                                             --------     --------
Operating profit...........................     274.2        240.2

  Interest expense.........................      27.7         25.6
  Interest income..........................      (7.8)       (11.5)
  Other (income)expense, net...............      (4.6)         2.6
                                             --------     --------
Total other expenses.......................      15.3         16.7
                                             --------     --------
Income before taxes and minority interest..     258.9        223.5
Income taxes...............................     116.4        106.7
                                             --------     --------
Income before minority interest............     142.5        116.8
Minority interest..........................       2.3          5.1
                                             --------     --------
Net income.................................  $  144.8     $  121.9
                                             ========     ========

Earnings per share:
    Basic .................................  $    .55     $    .46
                                             ========     ========
    Diluted................................  $    .55     $    .46
                                             ========     ========


*1999 and 1998 include one-time charges of $46.0 and $37.9, respectively, for inventory write-downs.

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)


                                                September 30    December 31
                                                   1999             1998
                                            (Restated Note 2)    ----------
                                             ---------------
                                                       (unaudited)
ASSETS
Current assets:
Cash and equivalents....................            $  101.3       $  105.6
Accounts receivable.....................               500.5          492.6
Inventories.............................               577.5          538.4
Prepaid expenses and other..............               219.0          204.8
                                                    --------       --------
Total current assets....................             1,398.3        1,341.4
                                                    --------       --------

Property, plant and equipment, at cost..             1,432.7        1,392.8
Less accumulated depreciation...........               736.4          722.9
                                                    --------       --------
                                                       696.3          669.9
                                                    --------       --------
Other assets...........................                416.0          422.2
                                                    --------        -------
Total assets...........................             $2,510.6       $2,433.5
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debt maturing within one year..........             $  395.7       $   55.3
Accounts payable.......................                342.3          416.9
Accrued compensation...................                165.2          161.3
Other accrued liabilities..............                365.4          308.2
Sales and other taxes..................                 95.2          106.2
Income taxes...........................                286.9          281.6
                                                    --------       --------
Total current liabilities..............              1,650.7        1,329.5
                                                    --------       --------
Long-term debt.........................                204.7          201.0
Employee benefit plans.................                395.8          390.0
Deferred income taxes..................                 28.6           36.3
Other liabilities......................                185.6          191.6

Shareholders' equity:
Common stock...........................                 88.1           87.8
Additional paid-in capital.............                809.3          780.0
Retained earnings......................                722.8          719.1
Accumulated other comprehensive income.               (346.3)        (301.3)
Treasury stock, at cost................             (1,228.7)      (1,000.5)
                                                    --------       --------
Total shareholders' equity.............                 45.2          285.1
                                                    --------       --------
Total liabilities and shareholders' equity          $2,510.6       $2,433.5
                                                    ========       ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)


                                                        Nine months ended
                                                           September 30
                                                        -----------------
                                                       1999           1998
                                                  (Restated Note 2)  ------
                                                   ---------------
                                                           (unaudited)
Cash flows from operating activities:

Net income......................................     $ 144.8         $ 121.9
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
Special and non-recurring charges...............        85.6           104.4
Asset impairment charge...................... ..        38.1               -
Depreciation and amortization...................        60.8            51.2
Provision for doubtful accounts.................        65.0            66.8
Translation gains...............................         (.8)           (8.6)
Deferred income taxes...........................       (30.9)          (21.1)
Amortization of debt discount...................       (5.0)               -
Other...........................................         5.3             3.0
Changes in assets and liabilities:
  Accounts receivable...........................      (115.6)         (148.0)
  Inventories...................................      (111.4)         (125.1)
  Prepaid expenses and other....................       (16.8)          (27.2)
  Accounts payable and accrued liabilities......       (59.0)          (31.5)
  Income and other taxes........................         3.9             4.9
  Noncurrent assets and liabilities.............        19.2            (4.3)
                                                      ------          ------

Net cash provided(used)by operating activities..        83.2           (13.6)
                                                      ------          ------
Cash flows from investing activities:
Capital expenditures...........................       (120.1)         (110.9)
Disposal of assets.............................          6.2             7.2
Other investing activities.....................        (16.4)            (.6)
                                                      ------          ------
Net cash used by investing activities..........       (130.3)         (104.3)
                                                      ------          ------
Cash flows from financing activities:
Cash dividends.................................       (142.7)         (135.7)
Book overdraft.................................         23.3               -
Debt, net (maturities of three months or less).        339.8           202.9
Proceeds from short-term debt..................         38.6            76.6
Retirement of short-term debt..................        (37.0)         (116.2)
Proceeds from long-term debt...................            -           100.0
Retirement of long-term debt...................          (.2)            (.5)
Repurchase of common stock.....................       (182.7)          (75.0)
Proceeds from exercise of stock options........         23.9            17.5
                                                      ------          ------
Net cash provided by financing activities......         63.0            69.6
                                                      ------          ------
Effect of exchange rate changes on cash
    and equivalents............................        (20.2)            3.6
                                                      ------          ------
Net decrease in cash and equivalents...........         (4.3)          (44.7)
Cash and equivalents beginning of period.......        105.6           141.9
                                                      ------          ------
Cash and equivalents end of period.............       $101.3          $ 97.2
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

     The effects of these restatements on the Consolidated Financial Statements are set forth below:

                                                            Consolidated Statements of Operations
                                    ---------------------------------------------------------------------------------
                                                Three Months ended                       Nine Months ended
                                                September 30, 1999                       September 30, 1999
                                                ------------------                       ------------------
                                             As                    As                 As                    As
                                         Reported(1)          Restated(2)         Reported(1)          Restated(2)
                                         -----------          -----------         -----------          -----------
Marketing, distribution and
    administrative expenses               $ 648.4               $ 648.6             $1,919.0             $1,922.3
Special charges                                 -                    -                 105.2                 90.4
Asset impairment charge                         -                    -                     -                 38.1
Operating profit                            146.3                 146.1                300.8                274.2
Income before taxes and minority
    interest                                136.3                 136.1                285.4                258.9
Income taxes                                 47.8                  47.7                127.0                116.4
Income before minority interest              88.5                  88.4                158.4                142.5
Net income                                   88.2                  88.1                160.7                144.8
Earnings per share:
     Basic                                $   .34               $   .34             $    .62             $    .55
     Diluted                              $   .34               $   .34             $    .61             $    .55


                                               Consolidated Balance Sheet
                                                As of September 30, 1999
                                    --------------------------------------------------
                                                  As                     As
                                              Reported(3)            Restated(2)
                                              -----------            -----------

Property, plant and equipment, at cost          $1,435.4              $1,432.7
Other assets                                       429.3                 416.0
Total assets                                     2,526.6               2,510.6
Retained earnings                                  738.8                 722.8
Total liabilities and shareholder's
     equity                                      2,526.6               2,510.6

(1) As reported (as prior period comparative data) in the Company's Form 10-K for the year ended December 31, 2000, which includes the effect of the accounting changes outlined below.
(2) Includes the effects of restatements and accounting changes.
(3) As reported in the Company's Form 10-Q for the quarter ended September 30, 1999.

Accounting Changes

     In addition, the Form 10-Q/A reflects the following changes to prior period financial information for which a Form 10-Q/A was not previously filed. These changes are primarily the result of the previously disclosed adoption of new accounting pronouncements and are unrelated to the restatements described above and the FIRST project:

     o Accounting changes made to reported 1999 financial information as a result of the adoption of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs". The adoption of EITF 00-10 resulted in increases in Marketing, distribution and administrative expenses and Other Revenue of $9.1 and $27.4 for the three and nine months ended September 30, 1999, respectively, and $8.7 and $26.3 for the three and nine months ended September 30, 1998, respectively. The adoption of this EITF had no impact on Net income or Earnings per share.
     o Reclassifications made to reported financial information to conform with the 1999 full year presentation.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


3.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash provided (used) by operating activities" includes the following cash payments for interest and income taxes:

                                                 Nine months ended
                                                    September 30
                                                 -----------------
                                                 1999         1998
                                                 ----         ----

Interest.................................       $ 34.0     $  30.3
Income taxes, net of refunds received....        117.9       124.8

Non-cash financing activities include $45.5 of common stock repurchased in September 1999 not settled until October 1999.

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

8.  COMPREHENSIVE INCOME

    For the three and nine months ended September 30, 1999 and 1998, the components of comprehensive income are as follows:

                               Three Months ended      Nine Months ended
                                  September 30            September 30
                               ------------------      -----------------
                                 1999       1998         1999       1998
                                 ----       ----         ----       ----

Net Income                     $ 88.1     $ 41.5      $ 144.8     $ 121.9
  Other comprehensive income
     (loss): Change in equity
      due to foreign currency
      translation and
      transaction adjustments    (4.8)      (1.2)       (45.0)      (18.9)
                                -----     ------       ------      ------

Comprehensive income           $ 83.3     $ 40.3      $  99.8     $ 103.0
                               ======     ======      =======      ======

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

     For the nine months ended September 30, 1999, special and non-recurring charges related to this program totaled $136.4 pretax ($111.9 net of tax, or $.43 per share on a basic and diluted basis).

     For the nine months ended September 30, 1999, special and non-recurring charges by business segment are as follows:

North America                  $  33.6
Latin America                     14.7
Europe                            69.8
Pacific                           11.8
Corporate                          6.5
                               -------
   Total                       $ 136.4
                               =======

    For the nine months ended September 30, 1999, special and non-recurring charges by category of expenditures are as follows:

                               Special         Cost of
                                Charge       Sales Charge       Total
                               -------       ------------       -----
Employee Severance Costs       $  57.0                        $  57.0
Inventories                                    $  46.0           46.0
Write-down of Assets to
  Net Realizable Value            11.6                           11.6
Recognition of Foreign Currency
   Translation Adjustment          9.8                            9.8
Other                             12.0                           12.0
                               -------          ------         ------
   Total                       $  90.4         $  46.0        $ 136.4
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

    The liability balance at September 30, 1999 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 1998   $ 28.5             $   -        $ 28.5
Provision                        90.4              46.0         136.4
Cash expenditures               (51.0)                          (51.0)
Non-cash write offs             (26.5)            (46.0)        (72.5)
                               ------             -----        ------
Balance at September 30, 1999  $ 41.4             $   -        $ 41.4
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

     See the Introductory Note - Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)


11.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                 Three Months Ended September 30
                                 -------------------------------
                                   1999                   1998
                                   ----                   ----
                              Net      Operating     Net      Operating
                             Sales       Profit     Sales       Profit
                           --------    ---------   --------   ---------
North America:
   U.S.                    $  405.7     $   57.0   $  413.0    $   56.5
   Other*                      66.0          8.0       65.7         6.1
                           --------     --------   --------    --------
   Total                      471.7         65.0      478.7        62.6
                           --------     --------   --------    --------

International:
   Latin America              398.6         91.3      416.2        91.6
   Pacific                    178.9         24.5      148.3        15.0
   Europe                     201.4         23.5      190.0        14.9
                           --------     --------   --------    --------
   Total                      778.9        139.3      754.5       121.5
                           --------     --------   --------    --------

Total from operations      $1,250.6     $  204.3   $1,233.2    $  184.1
                           ========     --------   ========    --------
Global expenses                            (58.2)                 (57.0)
Special and non-recurring charges              -                  (46.0)
                                        --------               --------
Operating profit                        $  146.1               $   81.1
                                        ========               ========

*Includes operating information for Puerto Rico, Dominican Republic, Canada and for Discovery Toys.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


                                 Nine Months Ended September 30
                                 ------------------------------
                                   1999                   1998
                                   ----                   ----
                             Net       Operating     Net      Operating
                            Sales       Profit      Sales      Profit
                           --------    ---------   --------   --------
North America:
   U.S.                    $1,264.5     $  225.5   $1,232.0   $  207.0
   Other*                     190.0         27.6      192.7       21.6
                           --------     --------   --------   --------
   Total                    1,454.5        253.1    1,424.7      228.6
                           --------     --------   --------   --------

International:
   Latin America            1,169.4        245.9    1,204.5      236.8
   Pacific                    505.4         60.9      446.0       36.1
   Europe                     593.2         69.3      588.6       58.7
                           --------     --------   --------   --------
   Total                    2,268.0        376.1    2,239.1      331.6
                           --------     --------   --------   --------

Total from operations      $3,722.5     $  629.2   $3,663.8   $  560.2
                           --------     --------   --------   --------
Global expenses                           (180.5)               (165.6)
Special and
   non-recurring charges                  (136.4)               (154.4)
Asset impairment charge                    (38.1)                    -
                                        --------              --------
Operating profit                        $  274.2              $  240.2
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

13.  SUBSEQUENT EVENTS

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

     Cost of sales as a percentage of Net sales increased 1.6 percentage points in the third quarter and 1.2 percentage points in the nine-month period of 1999 compared to the same periods of 1998. The cost of sales for the nine months ended September 30, 1999 and 1998 include one-time charges of $46.0 and $37.9, respectively, for inventory write-downs related to the Company's business process redesign ("BPR") program. See Note 9 for further detail. Excluding these charges, the gross margin increased 1.5 percentage points on a September year-to-date basis. The higher gross margin in both the third quarter and year-to-date period resulted from improvements in all regions, most significantly in the U.S, Japan, the United Kingdom, Germany, Mexico, Argentina and Central Europe. Third quarter improvements were partially offset by a gross margin decline in Brazil.

     Marketing, distribution and administrative expenses increased $12.0 (2%) and $35.8 (2%) in the third quarter and nine-month periods of 1999, respectively, over the same periods of 1998 primarily due to increases in the U.S., Mexico and Japan as well as higher global expenses, partially offset by lower expenses in Brazil and Russia. Marketing, distribution, and administrative expenses increased slightly as a percentage of total revenue to 51.5% in the third quarter of 1999 from 51.3% in 1998 and to 51.3% in the first nine months of 1999 from 51.1% in 1998. 1999 expense ratio improvements in Brazil, Central Europe and China were more than offset by unfavorable expense ratios in Mexico, Argentina, Germany, and the U.S.

     The nine months ended 1999 and 1998 results include special charges of $90.4 and $116.5, respectively for the Company's BPR program. The third quarter 1998 results also include special charges of $46.0 related to the BPR program. These charges are primarily related to employee severance benefits worldwide, as well as facility reorganizations. See Note 9 for further detail.

     An Asset impairment charge of $38.1 pretax was recorded in the nine months ended September 30, 1999 related to the write off of an order management software system. See Note 10 for further detail.

     Interest expense increased to $9.8 in the third quarter of 1999 as compared with $9.4 in 1998, and to $27.7 in the first nine months of 1999 compared with $25.6 in 1998 primarily as a result of increased domestic borrowings.

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

     Other expense (income) of $2.6 in the third quarter of 1999 was $4.1 unfavorable to the comparable period of 1998 mainly due to unfavorable net foreign exchange in 1999. However, other expense (income) of ($4.6) for the nine-month period of 1999 was $7.2 favorable over the nine-month period of 1998 due primarily to favorable net foreign exchange resulting from gains on Brazilian currency forward contracts.

     Excluding the special charges, the effective tax rate for the third quarter 1999 was 35.0% versus 36.0% for the third quarter 1998 due to the earnings mix and tax rates of international subsidiaries. Excluding the special and non-recurring charges, the effective tax rate was 35.6% for the first nine months of 1999 compared to 36.6% in the comparable period of 1998.

     Minority interest decreased $2.0 and $2.8 in the third quarter and nine-month period of 1999, respectively, compared to 1998, primarily due to lower losses in Japan and China in 1999.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales decreased 1% in the third quarter while net sales for the nine-month period of 1999 grew 2% over prior year. The U.S. business, which represents almost 90% of the North American segment, reported a sales decline of 2% for the third quarter and a 3% increase for the September year-to-date period. The third quarter decline resulted from a 6% decrease in the number of units sold as well as a 1% decrease in active Representatives. U.S. sales of cosmetics, fragrance and toiletries ("CFT") decreased 10% during the third quarter primarily due to underperformance of women's new products, particularly Forever Amber and Skintrition. Additionally, the existing line under performed primarily due to less exposure in the brochure in 1999. However, within the CFT category, color cosmetics had a strong increase particularly in the face and eye segment due to new product launches. The third quarter sales decline also reflects decreases in the apparel category mainly due to the rebalancing of resources to support more profitable segments. These decreases were partially offset by growth in the fashion jewelry and accessories category driven by higher sales of fine jewelry and strong sales in the novelty jewelry segment which included such innovative products as Solar Magic, Four Way Locket and children's giftsets. Sales of gift and decorative items and home entertainment products also increased during the third quarter primarily due to a focus on religious and inspirational products.

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

     Operating profit growth in the Pacific of 63% and 69% in the third quarter and first nine months of 1999, respectively, resulted from U.S. dollar sales growth, discussed above, and operating margin improvements in nearly all markets, most significantly in Japan and China. Japan's gross margin improved due to product cost savings initiatives in CFT and improved sourcing decisions for non-CFT as well as a business-wide product profitability screening process that led to the elimination of many low-margin products in the apparel and jewelry segments. Additionally, BPR efforts continue to generate significant savings across all expense areas in Japan. China's year-to-date improvement in 1999 reflects the suspension of operations for most of the second quarter of 1998 due to governmental restrictions on direct-selling companies. However, China's operating margin improved significantly during the third quarter of 1999, which was on a comparable basis to prior year, due to a shift in sales mix to higher margin items. Philippines and Taiwan also reported increases in operating profit driven primarily by the sales growth, discussed above. As a result, the operating margin in the Pacific was up 3.5 points and 3.9 points for the third quarter and first nine months of 1999, respectively, over prior year.

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

     Operating profit in Europe increased 58% and 18% in the third quarter and nine-month period of 1999, respectively. This improvement was primarily driven by increases in the United Kingdom, Central Europe and Italy. The United Kingdom continues to focus on category and customer growth, image enhancement and expense control. For both the third quarter and nine-month period of 1999, the United Kingdom, Central Europe and Italy reported significant growth in operating margins due to higher gross margins which resulted from a continuing focus on pricing strategies and improved profitability of non-CFT categories. Additionally, Russia's third quarter operating results were slightly above last year due to substantial reduction in their operating expenses. However, on a year-to-date basis, the improvements in the above markets were partially offset by declines in Russia resulting from the ruble devaluation during the second half of 1998. Management in Russia will continue to manage expenses tightly and seek to increase market share and improve margins through pricing flexibility and tight expense management.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (Dollars in millions, except share data)


Global Expenses

     Global expenses increased 2% and 9% in the third quarter and first nine months of 1999, respectively, over the same periods in 1998 primarily due to increased investments in global marketing, research and development and information technology systems, as well as costs related to the work on the Company's new strategic initiatives.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    (Dollars in millions, except share data)


     As discussed in Note 13 to the Consolidated Financial Statements the Company issued $500.0 of unsubordinated, unsecured notes payable in a private offering to institutional investors. The proceeds from this issuance will be used for general corporate purposes, including the repayment of outstanding short-term borrowings incurred to finance the acceleration of the Company's share repurchase program discussed above.

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

     At September 30, 1999, the large excess of current liabilities over current assets reflects the aforementioned acceleration of the Company's share repurchase program and the related short-term borrowings, pending issuance of long term debt discussed in Note 13. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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

Disclaimer

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosure under the heading "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 26.

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