Form 10-K/A
period 1999-12-31
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ].

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

Introductory Note--Restatements

     In connection with the settlement of the previously disclosed investigation by the Securities and Exchange Commission ("SEC") relating to the write off of an order management software system known as the "FIRST" project, Avon has restated its Consolidated Financial Statements as of December 31, 2001, 2000 and 1999 and for the years then ended and for each of the fiscal quarters ended March 31, 1999 through March 31, 2002. Avon had written off $14.8 pretax, or $10.0 after tax, of FIRST assets in the first quarter of 1999 and $23.9 pretax, or $14.5 after tax, of FIRST assets in the third quarter of 2001. Avon has restated its financial statements to reflect the additional write off as of March 31, 1999 of all capitalized costs ($23.3 pretax, or $14.0 after tax), associated with the FIRST project as of that date and a reversal of the charge recorded in the third quarter of 2001. Other FIRST-related activity (capitalized costs and amortization) recorded during 1999-2002 has also been restated. A description of the adjustments that comprise the restatements is set forth in Notes 2 and 15 of the Notes to Consolidated Financial Statements filed with this Form 10-K/A.

     The accompanying financial statements have been restated to reflect the restatements discussed above as well as the accounting changes outlined in Note
2. No attempt has been made in this Form 10-K/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-K/A was not filed.

                                     PART I

ITEM 1. BUSINESS

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, the information set forth herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. ("Avon" or the "Company"), or industry results, to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing and its management of foreign currency risks; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain key executives; the Company's ability to achieve anticipated cost savings and profitability targets; the impact of substantial currency exchange devaluations in the Company's principal foreign markets; changes in the industry; competition; the effect of regulatory and legal restrictions imposed by foreign governments; the effect of regulatory and legal proceedings and other factors as discussed in Item 1 of this Form 10-K/A. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

General

     The Company is one of the world's leading manufacturers and marketers of beauty and related products, which include cosmetics, fragrance and toiletries
(CFT); "beauty plus" which consists of jewelry and accessories and apparel; and "non-core" which consists of gift and decorative and home entertainment products. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, which is conducted in North America, Latin America, the Pacific and Europe. The Company's reportable segments are based on geographic operations. Financial information relating to the reportable segments is incorporated by reference to the analysis of net sales and operating profit by geographic area and to Note 12 of the Notes to the Consolidated Financial Statements in Avon's 1999 Restated Annual Report to Shareholders.

Business Process Redesign

     In October 1997, the Company announced a worldwide business process redesign ("BPR") program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $136.4 pretax ($111.9 net of tax, or $.43 per share on a basic and diluted basis) for the year ended December 31, 1999 and $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998. At December 31, 1999, the remaining liability balance was $26.2 and relates primarily to severance costs that will be paid in 2000.

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

     Avon's consolidated net sales, by classes of principal products, are as follows:

                                              Years ended December 31
                                              -----------------------
                                             1999      1998      1997
                                             ----      ----      ----
Cosmetics, fragrance and toiletries      $3,226.1  $3,176.6  $3,093.9

Beauty Plus:
    Jewelry and accessories                 455.4     408.1     370.2
    Apparel                                 556.1     567.7     565.6
                                         --------  --------  --------
                                          1,011.5     975.8     935.8

Non-core*                                 1,051.5   1,060.3   1,049.7
                                         --------  --------  --------
Total net sales                          $5,289.1  $5,212.7  $5,079.4
                                         ========  ========  ========

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

SEASONAL NATURE OF BUSINESS

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT; gift and decorative products; apparel; and fashion jewelry. Christmas sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were 30 percent of total net sales in both 1999 and 1998, respectively, and before one-time charges, fourth quarter operating profit was 36 percent and 37 percent of total operating profit in 1999 and 1998, respectively.

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

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:

                                                                      Elected
Title                                         Name             Age    Officer
-----                                         ----             ---    -------

Retired Chairman of the
  Board and Director ....................  James E. Preston     66       1971(1)

Retired Chief Executive
  Officer and Director...................  Charles R. Perrin    54       1998(1)

President and
  Chief Executive Officer and Director...  Andrea Jung          41       1997(2)

Executive Vice President
   Chief Operating Officer, North America
   and Global Business Operations........  Susan J. Kropf       51       1997(3)

Executive Vice President
   Chief Operating Officer, International
   and New Business Development..........  Jose Ferreira        43       1997(4)

Executive Vice President, Asia Pacific...  Fernando Lezama      60       1997

Executive Vice President and
   Chief Financial Officer...............  Robert J. Corti      50       1988

Senior Vice President, General Counsel
   and Secretary.........................  Ward M. Miller, Jr.  67       1993

Senior Vice President, Human Resources...  Jill Kanin-Lovers    48       1998

Vice President and Controller............  Janice Marolda       39       1998

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

(2) Andrea Jung was elected President and Chief Executive Officer effective November 1999. succeeding Charles R. Perrin who retired November 1999. Ms. Jung joined Avon in January 1994 as President, Product Marketing and was promoted to Executive Vice President, Global Marketing and New Business in March 1997. In January 1998, she was elected President and was later elected Chief Operating Officer.

(3) Susan J. Kropf was elected Chief Operating Officer, North America and Global Business Operations, effective November 1999. Ms. Kropf has been with Avon for almost thirty years. Prior to this appointment, she had been Executive Vice President and President, North America. She also served as Senior Vice President, U.S. Marketing and as Vice President, Product Development.

(4) Jose Ferreira was elected Chief Operating Officer, International and New Business Development, effective November 1999. Mr. Ferreira has been with Avon for twenty years. Prior to this appointment, he had been Executive Vice President, Europe, Asia and Africa since January 1999. Prior to that, in 1997, he was promoted to Executive Vice President and President, Asia Pacific.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices per Share of Common Stock by Quarter" in Avon's Restated 1999 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

     The information for the five-year period 1995 through 1999 is incorporated by reference to the "Eleven-Year Review" in Avon's Restated 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (RESTATED)

     This information is incorporated by reference to "Management's Discussion and Analysis" in Avon's Restated 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion under the heading "Risk Management Strategies and Market Rate Sensitive Instruments" in Avon's Restated 1999 Annual Report to Shareholders for information concerning market risk sensitive instruments. Such information is incorporated by reference in this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (RESTATED)

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes", together with the report thereon of PricewaterhouseCoopers LLP, and "Results of Operations by Quarter" in Avon's Restated 1999 Annual Report to Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 2000 Annual Meeting of Shareholders.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
         ON FORM 8-K (RESTATED)
                                                            Form 10-K/A
                                                            Page Number
                                                            -----------
(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries (as restated)

         Consolidated statements of income for
            each of the years in the three-year
            period ended December 31, 1999...........         18
         Consolidated balance sheets at
           December 31, 1999 and 1998................         19
         Consolidated statements of cash flows
           for each of the years in the three-year
           period ended December 31, 1999............         20
         Consolidated statements of changes in
           shareholders' (deficit)equity for each
           of the years in the three-year period
           ended December 31, 1999...................         21
         Notes to consolidated financial
           statements................................      22-45
         Report of Independent Accountants
           PricewaterhouseCoopers LLP................         46

(a) 2. Financial Statement Schedule

         Report of Independent Accountants on
            Financial Statement Schedule
            PricewaterhouseCoopers LLP ..............         S-1
         Consent of Independent Accountants
            PricewaterhouseCoopers LLP ..............         S-2
         Financial statement schedule for each
           of the years in the three-year period
           ended December 31, 1999..................
                    II.  Valuation and qualifying
                           accounts.................          S-3

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

10.13* Stock Option Agreement between Avon and Stanley C. Gault dated November 4, 1999 (incorporated by reference to Exhibit 10.13 to Avon's Annual Report on Form 10K for the year ended December 31,
           1999).

10.14* Employment Agreement, dated as of December 11, 1997 between Avon and Charles R. Perrin (incorporated by reference to Exhibit 10.18 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1997).

10.15* Stock Option Agreement between Avon and Charles R. Perrin dated December 10, 1997 (incorporated by reference to Exhibit 10.19 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1997).

10.16* Employment Agreement dated as of December 11, 1997 between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

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

13 Portions of the Restated Annual Report to Shareholders for the year ended December 31, 1999 incorporated by reference in response to Items 1,5 through 8 in this filing.

18 Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle.

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Avon's Annual Report on Form 10K for the year ended December 31, 1999).

23 Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K/A).

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b)        Reports on Form 8-K
           There was no Form 8-K filed during the fourth quarter of 1999.

(c) Avon's Annual Report on Form 10-K/A for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K/A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Avon Products, Inc.
                                       ----------------------
                                           (Registrant)

Date: August 12, 2002                  /s/ Janice Marolda
                                       ----------------------
                                       Janice Marolda
                                       Vice President,
                                       Controller
                                       Principal Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2000, except for Notes 2 and 15 as to which the date is July 31, 2002, appearing in the 1999 Annual Report to Shareholders of Avon Products, Inc., which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York

January 27, 2000, except for Notes 2 and 15 as to which the date is July 31, 2002.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements on Form S-3 (Reg. No. 33-45808) and on Form S-8 (Reg. Nos. 33-43820,33-47209, 33-65989, and 33-65998) of Avon Products, Inc. of our report dated January 27, 2000, except for Notes 2 and 15 as to which the date is July 31, 2002, relating to the financial statements which appear in the 1999 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K/A. We also consent to the incorporation by reference of our report dated January 27, 2000, except for Notes 2 and 15 as to which the date is July 31, 2002, relating to the financial statement schedule, which appears in this Form 10-K/A.

PricewaterhouseCoopers LLP
New York, New York

August 12, 2002

                      AVON PRODUCTS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)
                            Years ended December 31

                                           Additions
                                      ---------------------
                        Balance at  Charged to  Charged               Balance
                        beginning   costs and   to other              at end
                        of period   expenses    accounts  Deductions  of period
                        ----------  ----------  --------  ----------  ---------
1999
Allowance for doubtful
  accounts receivable    $  49.0    $  87.5    $    --    $96.5(a)    $40.0
                         =======    =======    =======    =====       =====

1998
Allowance for doubtful
  accounts receivable    $ $35.5    $  91.3    $    --    $77.8(a)    $49.0
                         =======    =======    =======    =====       =====

1997
Allowance for doubtful
   accounts receivable   $ $36.4    $  80.8    $    --    $81.7(a)    $35.5
                         =======    =======    =======    =====       =====


(a) Accounts written off, net of recoveries and foreign currency translation adjustment.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                  FORM 10-K/A

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the fiscal year ended December 31, 1999
                  Commission file number 1-4881

                                    --------





                              AVON PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)



                                    --------




                                    EXHIBITS

                               INDEX TO EXHIBITS

(a)3.  Exhibits

Exhibit
Number                             Description
--------                           -----------

3.1 Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on May 13, 1996 (incorporated by reference to Exhibit 3.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3.2 By-laws of Avon, as restated, effective December 2, 1999 (incorporated by reference to Exhibit 3.2 to Avon's Annual Report on Form 10K for the year ended December 31, 1999).

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

4.2 Indenture dated as of August 1, 1997 between Avon as Issuer, and The Chase Manhattan Bank, as Trustee relating to the 6.55% Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's Registration Statement S-4, Registration Statement No. 333-41299 filed December 1, 1997).

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

10.10* Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31,
           1993).

10.11* The Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 1998 (incorporated by reference to Exhibit 4(b) to Avon's Registration Statement on Form S-8, Registration No. 333-65989 filed October 22, 1998).

10.12* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.13* Stock Option Agreement between Avon and Stanley C. Gualt dated November 4, 1999 (incorporated by reference to Exhibit 10.13 to Avon's Annual Report on Form 10K for the year ended December 31,
           1999).

10.14* Employment Agreement, dated as of December 11, 1997 between Avon and Charles R. Perrin (incorporated by reference to Exhibit 10.18 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1997).

10.15* Stock Option Agreement between Avon and Charles R. Perrin dated December 10, 1997 (incorporated by reference to Exhibit 10.19 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1997).

10.16* Employment Agreement dated as of December 11, 1997 between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

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

13 Portions of the Restated Annual Report to Shareholders for the year ended December 31, 1999 incorporated by reference in response to Items 1,5 through 8 in this filing.

18 Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle.

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Avon's Annual Report on Form 10K for the year ended December 31, 1999).

23 Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K/A).

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.