Form 10-Q/A
period 2000-03-31
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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

                         Commission file number 1-4881



                              AVON PRODUCTS, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)



           New York                                         13-0544597
-------------------------------                         ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                        Identification No.)


          1345 Avenue of the Americas, New York, N.Y.  10105-0196
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

                                                                        Page
                                                                     Numbers
                                                                     -------

Introductory Note - Restatements................................          3

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended March 31, 2000(Restated) and
             March 31, 1999.....................................          4

         Consolidated Balance Sheets
             March 31, 2000 (Restated) and December 31, 1999....          5

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 (Restated) and
             March 31, 1999.....................................          6

         Notes to Consolidated Financial Statements (Restated)..       7-14



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition (Restated)     15-22



                   Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....         23

Item 6.  Exhibits and Reports on Form 8-K.......................         24

Signatures......................................................         25

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

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share data)

                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                           2000        1999
                                                        (Restated      ----
                                                        -Note 2)
                                                        ---------
                                                            (unaudited)

Net sales...........................................   $1,306.3    $1,213.8
Other revenue.......................................       10.4         9.2
                                                       --------    --------
Total revenue.......................................    1,316.7     1,223.0

Costs, expenses and other:
  Cost of sales* ...................................      501.4       508.2
  Marketing, distribution and administrative expenses     677.4       650.9
  Special charge.....................................         -        90.4
  Asset impairment charge............................         -        38.1
                                                       --------    --------
Operating profit(loss)...............................     137.9       (64.6)

  Interest expense..................................       19.9         9.0
  Interest income...................................       (1.8)       (3.2)
  Other expense(income), net........................       10.2        (7.8)
                                                       --------    --------
Total other expense(income) ........................       28.3        (2.0)
                                                       --------    --------

Income(loss) before taxes, minority interest,
  and cumulative effect of accounting change........      109.6       (62.6)
Income taxes........................................       39.1         2.1
                                                       --------    --------
Income(loss) before minority interest and cumulative
  effect of accounting change.......................       70.5       (64.7)
Minority interest...................................          -         1.8
                                                       --------    --------
Income(loss)from continuing operations before
  cumulative effect of accounting change............      70.5       (62.9)

Cumulative effect of accounting change, net of
  taxes  ...........................................       (6.7)          -
                                                       --------    --------
Net income (loss) ..................................   $   63.8    $ (62.9)
                                                       +=======    ========
Income (loss) per share:
  Basic earnings per share:
   Continuing operations............................   $    .30    $   (.24)
   Cumulative effect of accounting change ..........       (.03)          -
                                                       --------    --------
                                                       $    .27    $   (.24)
                                                       ========    ========

Diluted earnings per share:
   Continuing operations............................   $    .30    $   (.24)
   Cumulative effect of accounting change ..........       (.03)          -
                                                       --------    --------
                                                       $    .27    $   (.24)
                                                       ========    ========

*1999 includes a one-time charge of $46.0 for inventory write-downs.

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                     March 31    December 31
                                                       2000         1999
                                                    (Restated-   -----------
                                                      Note 2)
                                                     --------
                                                           (unaudited)
ASSETS
Current assets:
Cash and cash equivalents........................    $   92.3      $  117.4
Accounts receivable..............................       456.3         495.6
Inventories......................................       622.4         523.5
Prepaid expenses and other.......................       201.9         201.3
                                                     --------      --------
Total current assets.............................     1,372.9       1,337.8
                                                     --------      --------

Property, plant and equipment, at cost...........     1,471.3       1,469.3
Less accumulated depreciation....................       744.7         737.2
                                                     --------      --------
                                                        726.6         732.1
                                                     --------      --------
Other assets.....................................       445.2         442.9
                                                     --------      --------
Total assets.....................................    $2,544.7      $2,512.8
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Debt maturing within one year....................    $  504.3      $  306.0
Accounts payable.................................       358.1         435.9
Accrued compensation.............................        97.7         165.8
Other accrued liabilities........................       403.5         411.6
Sales and taxes other than income................        98.0         107.5
Income taxes.....................................       280.7         286.0
                                                     --------      --------
Total current liabilities........................     1,742.3       1,712.8
                                                     --------      --------
Long-term debt...................................       701.2         701.4
Employee benefit plans...........................       398.0         398.1
Deferred income taxes............................        35.3          36.7
Other liabilities................................        87.1          85.7

Shareholders' deficit:
Common stock.....................................        88.1          88.1
Additional paid-in capital.......................       821.7         819.4
Retained earnings................................       841.3         821.4
Accumulated other comprehensive income...........      (352.3)       (349.7)
Treasury stock, at cost..........................    (1,818.0)     (1,801.1)
                                                     --------      --------
Total shareholders' deficit......................      (419.2)       (421.9)
                                                     --------      --------
Total liabilities and shareholders' deficit .....    $2,544.7      $2,512.8
                                                     ========      ========

       The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                                           Three months ended
                                                                March 31
                                                          -------------------
                                                            2000         1999
                                                          (Restated      ----
                                                           Note 2)
                                                          ---------
                                                               (unaudited)
Cash flows from operating activities:
Net income(loss)........................................  $   63.8    $ (62.9)
Adjustments to reconcile net income(loss) to net cash
  used by operating activities:
Cumulative effect of accounting charge..................       6.7          -
Special and non-recurring (payments)charges.............      (6.4)     117.5
Asset impairment charge.................................         -       38.1
Depreciation and amortization...........................      26.7       20.0
Provision for doubtful accounts.........................      29.0       23.2
Amortization of debt discount...........................      (1.6)      (1.7)
Translation losses(gains)...............................        .8        (.9)
Deferred income taxes...................................       3.0      (11.9)
Other...................................................       2.2         .1
Changes in assets and liabilities:
  Accounts receivable...................................     (19.1)     (46.2)
  Inventories...........................................     (91.6)     (55.7)
  Prepaid expenses and other............................      (8.5)      (1.6)
  Accounts payable and accrued liabilities..............    (156.1)     (80.7)
  Income and other taxes................................     (10.9)     (18.6)
  Noncurrent assets and liabilities.....................      12.3        5.0
                                                          --------    -------
Net cash used by operating activities...................    (149.7)     (76.3)
                                                          --------    -------
Cash flows from investing activities:
Capital expenditures....................................     (29.9)     (23.9)
Disposal of assets......................................       2.2        3.3
Other investing activities..............................      (0.7)     (12.1)
                                                          --------    -------
Net cash used by investing activities...................     (28.4)     (32.7)
                                                          --------    -------
Cash flows from financing activities:
Cash dividends..........................................     (45.8)     (48.6)
Book overdraft..........................................      22.2        9.7
Debt, net (maturities of three months or less)..........     211.3      236.5
Proceeds from short-term debt...........................       5.4       10.9
Retirement of short-term debt...........................     (18.2)     (11.2)
Repurchase of common stock..............................     (16.9)     (50.0)
Proceeds from exercise of stock options, net of taxes...        .2       11.1
                                                          --------    -------
Net cash provided by financing activities...............     158.2      158.4
                                                          --------    -------
Effect of exchange rate changes on cash and equivalents.      (5.2)     (16.1)
                                                          --------    -------
Net (decrease)increase in cash and equivalents..........     (25.1)      33.3
Cash and equivalents at beginning of period.............     117.4      105.6
                                                          --------    -------
Cash and equivalents at end of period...................   $  92.3    $ 138.9
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

     These adjustments resulting from the restatements are reflected in Management's Discussion & Analysis and the following notes: Special and Non-Recurring Charges, Earnings per Share, Comprehensive Income (Loss), Segment Information and Asset Impairment Charge.

Accounting Changes

     In addition, the Form 10-Q/A reflects the following changes to prior period financial information for which a Form 10-Q/A was not previously filed. These changes are primarily the result of the previously disclosed adoption of new accounting pronouncements and are unrelated to the restatements described above and the FIRST project:

o Accounting changes made to reported 2000 financial information as a result of the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and previously reported 2000 and 1999 financial information as a result of the adoption of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs". The adoption of EITF 00-10 resulted in increases in Marketing, distribution and administrative expenses and Other revenue of $10.4 and $9.2 for the three months ended March 31, 2000 and 1999, respectively. The adoption of this EITF had no impact on Net income or Earnings per share;
o Reclassifications made to reported 2000 financial information as a result of the adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" and EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". The adoption of these EITFs had no impact on Operating profit, Net income or Earnings per share; and
o Reclassifications made to reported financial information to conform with the 2002 presentation primarily relating to the sale of fundraising products in the U.S. Previously, the net sales and fundraising expenses associated with certain U.S. fundraising products had been included within Marketing, distribution and administrative expenses. This reclassification resulted in an increase to Net sales, Cost of sales and Marketing, distribution and administrative expenses of $0.6, $0.3 and $0.3, respectively, for the three months ended March 31, 2000 and had no impact on reported Operating profit, Net income or Earnings per share.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

         The effects of these restatements and accounting changes on the Consolidated Financial Statements are set forth below:

                                                      Consolidated Statement of Operations
                                                    For the Three Months Ended March 31, 2000
                                                --------------------------------------------------
                                                     As                                    As
                                                Reported(1)            (2)             Restated(3)
                                                -----------          --------          -----------
Net sales                                         $1,306.7           $1,306.3            $1,306.3
Total revenue                                      1,317.1            1,316.7             1,316.7
Cost of Sales                                        490.8              501.4               501.4
Marketing, distribution and
   administrative expenses                           688.5              677.5               677.4
Operating profit                                     137.8              137.8               137.9
Income from continuing operations
   before taxes, minority interest and
   cumulative effect of accounting change            109.5              109.5               109.6
Income from continuing operations
   before minority interest and
   cumulative effect of accounting change             70.4               70.4                70.5
Income from continuing operations before
  cumulative effect of accounting change              70.4               70.4                70.5
Net income                                            63.7               63.7                63.8
Basic earnings per share:
  Continuing operations                           $    .30           $    .30            $    .30
  Cumulative effect of accounting change              (.03)              (.03)               (.03)
                                                  --------           --------            --------
                                                  $    .27           $    .27            $    .27
                                                  ========           ========            ========
Diluted earnings per share:
  Continuing operations                           $    .30           $    .30            $    .30
  Cumulative effect of accounting change              (.03)              (.03)               (.03)
                                                  --------           --------            --------
                                                  $    .27           $    .27            $    .27
                                                  ========           ========            ========

                                                             Consolidated Balance Sheet
                                                                As of March 31, 2000
                                                --------------------------------------------------
                                                     As                                     As
                                                Reported(4)             (2)            Restated(3)
                                                ----------           --------          -----------

Accounts receivable                               $  503.2           $  456.3            $  456.3
Inventory                                            604.8              622.4               622.4
Property, plant and equipment, at cost             1,474.0            1,474.0             1,471.3
Other assets                                         458.2              458.2               445.2
Total assets                                       2,589.7            2,560.4             2,544.7
Accounts payable                                     370.5              358.1               358.1
Retained earnings                                    868.2              857.0               841.3
Total liabilities and shareholder's
   (deficit) equity                                2,589.7            2,560.4             2,544.7


(1) As reported (as prior period comparative data) in Avon's Form 10-Q for the quarter ended March 31, 2001, which includes adjustments for SAB 101.
(2) Includes the effects of accounting changes outlined above.
(3) Includes the effects of restatements and accounting changes outlined above.
(4) As reported in Avon's Form 10-Q for the quarter ended March 31, 2000.

Note: Refer to the Company's Form 10-Q/A for the quarter ended March 31, 1999 for restatements to 1999 information.

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

4.  EARNINGS(LOSS) PER SHARE

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

5.  INVENTORIES
                                          March 31        December 31
                                              2000               1999
                                             -----               ----
           Raw materials................    $172.4             $156.9
           Finished goods...............     450.0              366.6
                                            ------             ------
                                            $622.4             $523.5
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

8. COMPREHENSIVE INCOME(LOSS)

     For the three months ended March 31, 2000 and 1999, the components of comprehensive income(loss) are as follows:

                                                      2000       1999
                                                    ------    -------
Net income(loss)                                    $ 63.8     $(62.9)
     Other comprehensive loss:
        Change in equity due to
        foreign currency
        translation and
        transaction adjustments                       (2.6)     (41.6)
                                                    ------    -------
Comprehensive income(loss)                          $ 61.2    $(104.5)
                                                    ======    =======

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
                       =======

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

     The 1999 special and non-recurring charges by category of expenditures are as follows:

                               Special         Cost of
                                Charge       Sales Charge       Total
                               -------       ------------     -------
Employee severance costs       $  57.0                        $  57.0
Inventories                                     $  46.0          46.0
Write-down of assets to
  net realizable value            11.6                           11.6
Recognition of foreign currency
   translation adjustment          9.8                            9.8
Other                             12.0                           12.0
                               -------          -------       -------
   Total                       $  90.4          $  46.0       $ 136.4
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

     The liability balance at March 31, 2000 is as follows:

                               Special         Cost of
                                Charge       Sales Charge       Total
                               -------       ------------     -------
Balance at December 31, 1999    $ 26.2            $   -        $ 26.2
Cash expenditures                 (6.4)                          (6.4)
                                ------             ----         -----
Balance at March 31, 2000       $ 19.8            $   -        $ 19.8
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

     See the Introductory Note - Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

11.  SEGMENT INFORMATION

     Summarized financial information concerning the Company's reportable segments is as follows:

                                           Three Months Ended March 31
                                           ---------------------------
                                           2000                   1999
                                           ----                   ----
                                      Net     Operating       Net      Operating
                                     Sales      Profit       Sales       (Loss)
                                  --------    ---------    --------    ---------
North America:
      U.S.                        $  452.0     $   81.1    $  428.8     $  77.5
      Other*                          58.8          4.8        54.1         6.6
                                  --------     --------    --------     -------
      Total                          510.8         85.9       482.9        84.1
                                  --------     --------    --------     -------
International:
      Latin America North**          188.3         39.9       177.1        36.8
      Latin America South**          215.4         29.9       201.4        28.6
                                  --------     --------    --------      ------
      Latin America                  403.7         69.8       378.5        65.4
      Pacific                        190.0         22.4       157.3        13.6
      Europe                         202.2         20.6       195.1        14.1
                                  --------     --------    --------      ------
      Total International            795.9        112.8       730.9        93.1
                                  --------     --------    --------      ------

Total from operations             $1,306.7        198.7    $1,213.8       177.2

Global expenses                                   (60.8)                  (67.3)
Special and non-recurring charges                     -                  (136.4)
Asset impairment charge                               -                   (38.1)

Reclassifications for
    accounting changes (Note 2)        (.4)           -           -           -
                                  --------     --------    --------     -------
Total                             $1,306.3     $  137.9    $1,213.8     $ (64.6)
                                  ========     ========    ========     =======

* Includes operating information for Canada and Puerto Rico.
**Latin America North includes the major markets of Mexico, Venezuela and Central America. Latin America South includes the major markets of Brazil, Argentina, Chile and Peru.

     To conform to the 2000 presentation, certain reclassifications were made to the prior periods' segment information.

12. OTHER FINANCING ACTIVITIES

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition (Restated)


Results of Operations--Three Months Ended March 31, 2000 and 1999.

Consolidated

     Avon's net income from continuing operations for the three months ended March 31, 2000 was $70.5, or $.30 per share on a basic and diluted basis, compared with a net loss of $62.9, or $.24 per share on a basic and diluted basis, in 1999. Operating profit was $137.9 in 2000 compared to an operating loss of $64.6 in 1999.

     Consolidated net sales for the three months ended March 31, 2000 increased 8% over the same period of 1999. The sales improvement was a result of increases in all geographic regions. Excluding the impact of foreign currency exchange, consolidated net sales rose 10% over the comparable period of the prior year, with double-digit increases in all international regions.

     Gross margin increased 3.5 percentage points in the first three-month period of 2000 compared to the same period of 1999. The cost of sales for the three months ended March 31, 1999 includes a one-time charge of $46.0 for inventory write-downs related to the Company's BPR program. See Note 9 for further detail. In addition, the 2000 financial information was restated to reflect certain accounting changes (see Note 2 of the Notes to Consolidated Financial Statements), which had an unfavorable impact on gross margin and no restatements were made to the 1999 financial statements for these changes. Excluding the one-time charge in 1999 and restatement for the accounting changes in 2000, the gross margin increased .5 percentage points resulting from improvements in all regions, most significantly in Mexico, Venezuela, Argentina, Central Europe and most major markets in the Pacific region.

     Marketing, distribution and administrative expenses increased $26.5, or 4%, as of March 31, 2000 over the comparable period of 1999 due to increases in all regions excluding Europe, which remained level. Partially offsetting these increases was a decrease in global expenses. Marketing, distribution and administrative expenses decreased as a percentage of total revenue to 51.4% from 53.2% primarily due to improved expense ratios in Brazil, Central Europe and the Pacific region, primarily Japan, partially offset by higher ratios in the United Kingdom, Venezuela and the North America region.

     The first quarter 1999 results include a Special charge of $90.4 pretax for the Company's Business Process Redesign program ("BPR")related to employee severance benefits worldwide and the restructuring of operations in Western Europe (see Note 9 of the Notes to Consolidated Financial Statements)and an Asset impairment charge of $38.1 pretax related to the write off of an order management software system (see Note 10 of the Notes to Consolidated Financial Statements).

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

    Other expense (income), net of $10.2 was $18.0 unfavorable to the comparable period of 1999 mainly due to favorable foreign exchange in 1999 resulting from gains on Brazilian forward contracts.

    Excluding the 1999 Special charge and Asset impairment charge, the effective tax rate was 35.7% in the first quarter of 2000 versus 36.4% in the first quarter of 1999, due to the earnings mix and tax rates of international subsidiaries. The tax benefit of the special charges in 1999 was 22.1% due to the mix of countries and tax jurisdictions incurring the charges.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales increased 6% in the first quarter of 2000 over prior year. The U.S business, which represents almost 90% of the North American segment, reported a sales increase of 5% for the first three months of 2000. The increase resulted from a 7%, 5% and 2% improvement in the number of units sold, customers served and active Representatives, respectively. U.S. sales of cosmetics, fragrance and toiletries ("CFT") grew 7% during the first quarter reflecting double-digit increases in color cosmetics, due to the successful launch of Glazewear and Nailwear. Personal care products also had double-digit increases primarily due to Skin-So-Soft. Furthermore, sales of jewelry and watches posted a 13% sales growth primarily due to the continued success of the Pokemon watch and Power Beads. Partially offsetting these sales improvements was a decline in the apparel category mainly due to a strategic shift in product mix.

     Operating profit in North America increased 2% (U.S. increased 5%) for the first quarter of 2000 over the comparable period in 1999. This improvement is primarily attributable to increased sales, as well as a higher gross margin in the U.S. due to improved sourcing and competitive bidding, partially offset by the success of lower margin items in the jewelry and watch segment. Operating profit margin in North America declined .6 points primarily due to unfavorable timing of expenses in Puerto Rico, and to a lesser extent an unfavorable expense ratio in the U.S. driven by increased spending on advertising and internet projects.

International

     International U.S. dollar net sales for the first quarter of 2000 increased 9% compared to the same period in 1999. The international sales improvement was a result of double-digit increases in the Pacific as well as a mid single-digit increase in Europe and Latin America regions. Excluding the effect of foreign currency exchange, international sales increased 13%.

     The 21% sales improvement in the Pacific region was driven by significant increases in units, orders and active Representatives, most significantly in Japan and Taiwan. Sales in Japan have grown due to focus on customer reach through advertising and customer offers and an outreach program consisting of distributed flyers. Also, sales in Taiwan continued to increase due to a recruitment and retention program which began in fourth quarter 1999. Local currency sales in the Pacific region increased 16%.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

     In Latin America, sales increased 7% in the first quarter of 2000 mainly due to double-digit growth in Brazil, Mexico, Central America and Chile partially offset by a decline in Venezuela. The sales increase in Brazil was primarily driven by a higher average order. The increases in Mexico, Central America and Chile were primarily due to improvements in orders, active Representatives and customers. Mexico was also impacted by a favorable foreign exchange. The sales decline in Venezuela resulted from the impact of floods in late 1999 as well as a significant unfavorable exchange impact. Excluding the impact of exchange, sales in Latin America increased 9%.

     In Europe, sales increased 4% in the first quarter primarily due to growth in the United Kingdom and Central Europe partially offset by a sales decline in Germany. The sales improvement in the United Kingdom arose from strong double-digit growth in average order size as well as increases in units and customers served. The improvement in Central Europe, primarily Poland, resulted from continued increases in active Representatives, units and customers served. Poland's success reflects strong growth in the CFT category, increased Representative retention and a change in the campaign cycle including a new brochure every 4 weeks versus 6 weeks in the prior year. The sales decline in Germany was primarily the result of a weak economic climate which negatively impacted key business indicators. Excluding the impact of exchange, Europe sales grew 17%, a 13 point variance from the dollar increase largely due to an unfavorable exchange impact in Central Europe and Germany.

     International operating profit increased 21% in the first quarter of 2000 compared to the same period in 1999.

         Operating profit growth in the Pacific of 65% in the first quarter of 2000 resulted from the sales growth, discussed above, and operating margin improvements in nearly all markets, most significantly in Japan, the Philippines and China, partially offset by an operating margin decline in Taiwan. Japan's expense ratio improved largely due to BPR efforts which continue to generate significant savings across all expense areas. An improvement in the gross margin in the Philippines was primarily due to an improved sales mix, as well as lower costs for apparel products. China's gross margin increase resulted from improved sales, including a shift in sales channels to beauty counters and boutiques, as well as localization of raw materials and a shift in mix to higher margin items. A gross margin decline in Taiwan reflects increased costs resulting from the earthquake during 1999 as well as the undersale of certain high-margin CFT products. Overall, the first quarter operating margin in the Pacific was up 3.1 points versus the prior year.

     In Latin America, operating profit for the first quarter of 2000 increased 7% as compared to the same period in 1999. This operating profit improvement resulted from the sales increases, discussed above, as well as operating profit margin improvements in Mexico, Chile and Argentina, partially offset by an operating profit margin decline in Venezuela. In Mexico, gross margin was favorable due to savings resulting from global sourcing strategies, lower costs resulting from vendor negotiations as well as a shift in mix to higher margin CFT products. The expense ratio in Chile was favorable primarily due to sales growth resulting from an improved economy. In Argentina, a gross margin improvement was primarily due to lower overhead and material costs. Brazil's operating profit margin was relatively level impacted by difficult prior year comparisons. The operating expense ratio decline in Venezuela was primarily the result of severe floods in late 1999. Increased bad debt, resulting from collection difficulties, and higher distribution and transportation expenses were direct results of the flooding.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

     Operating profit in Europe increased 46% in the first quarter of 2000 primarily due to the sales increases, discussed above, as well as operating profit margin improvements in Central Europe and Russia, partially offset by margin declines in the United Kingdom and Germany. The improvement in Central Europe, most significantly Poland, resulted from a sizeable reduction in expenses, volume efficiencies and cost savings from BPR initiatives. In Russia, the gross margin improved due to a favorable comparison against last year's discount pricing policy, and the expense ratio was favorable due to stringent expense controls on a higher sales base. The increased operating expense ratio in the United Kingdom resulted from increased shipping and distribution costs due to a decreased capacity of shipping lines during transition to a new shipping system, as well as increased advertising, consumer motivation and sampling activities to support strong sales growth. In Germany, depressed sales due to weak economic conditions led to an increased expense ratio.

Global Expenses

     Global expenses decreased 10% in the first quarter of 2000 over the same period in 1999 primarily due to lower expenses related to the Company's long-term incentive plan, coupled with the timing of global marketing expenses.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $223.6 in the first quarter of 2000 compared with a decrease of $202.9 in the comparable period of 1999. The $20.7 variance resulted from higher net cash used by operations which primarily reflects higher working capital levels which included the payout of the long-term incentive plan in 2000, the timing of cash payments, as well as increased inventory levels due to growing sales trends and additional stock on hand to protect service levels. These uses of cash were partially offset by lower repurchases of common stock, a favorable effect of foreign currency exchange and decreased cash used for investing activities due to the acquisition of a manufacturing facility in 1999.

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

Working Capital

     As of March 31, 2000 and December 31, 1999, current liabilities exceeded current assets by $369.4 and $375.0, respectively. The decrease of current liabilities over current assets of $5.6 was primarily due to an increase in net inventories, primarily due to growing sales trends and additional stock on hand to protect service levels, and a decrease in accrued compensation and accounts payable reflecting the seasonal pattern of Avon's operations and the payout of the cash component of the Company's three-year long-term incentive plan in 2000. The decrease of current liabilities over current assets was partially offset by an increase in net debt (debt less cash and equivalents), discussed in the Debt section above.

     Although current liabilities exceeded current assets at March 31, 2000, management believes this is due to the Company's direct selling business format which results in lower receivable and working capital levels as well as the Company's practice of repurchasing shares with available cash. Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. At March 31, 2000, the large excess of current liabilities over current assets as well as the issuance of long-term debt in 1999 reflect the aforementioned acceleration of the Company's share repurchase program. These share repurchases resulted in a shareholders' deficit balance at March 31, 2000 of $419.2. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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


                                                  AVON PRODUCTS, INC.
                                                  -------------------
                                                      (Registrant)


Date: August 12, 2002                        By /s/ Janice Marolda
                                             ----------------------------------
                                             Janice Marolda
                                             Vice President,
                                             Controller
                                             Principal Accounting Officer

                                             Signed both on behalf of the
                                             registrant and as principal
                                             accounting officer.