Form 10-Q/A
period 2000-06-30
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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

                         Commission file number 1-4881


                              AVON PRODUCTS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                    13-0544597
-------------------------------                   -------------------
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

                                                                 Page
                                                                Numbers
                                                               --------
Introductory Notes - Restatements.............................       3

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended June 30, 2000(Restated) and
             June 30, 1999....................................       4
           Six Months Ended June 30, 2000(Restated) and
             June 30, 1999....................................       5

         Consolidated Balance Sheets
           June 30, 2000 (Restated) and December 31, 1999......      6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 (Restated) and
             June 30, 1999.....................................      7

         Notes to Consolidated Financial Statements (Restated).   8-17



Item 2.  Management's Discussion and Analysis of the
           Results of Operations and Financial
             Condition (Restated) .............................  18-26



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................      27

Signatures....................................................      28

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

                         PART I. FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                               Three months ended
                                                     June 30
                                             ----------------------
                                                2000         1999
                                             (Restated     --------
                                              Note 2)
                                             ---------
                                                  (unaudited)

Net sales..................................   $1,386.4     $1,258.1
Other revenue..............................       10.0          9.1
                                              --------     --------
Total revenue..............................    1,396.4      1,267.2

Costs and expenses:
  Cost of sales............................      511.9        451.7
  Marketing, distribution and
    administrative expenses................      663.3        622.8
                                              --------     --------
Operating profit ..........................      221.2        192.7

  Interest expense.........................       22.8          8.9
  Interest income..........................       (2.1)        (2.2)
  Other expense, net.......................        4.6          0.7
                                              --------     --------
Total other expenses.......................       25.3          7.4
                                              --------     --------
Income before taxes and minority interest..      195.9        185.3
Income taxes...............................       69.5         66.6
                                              --------     --------
Income before minority interest............      126.4        118.7
Minority interest..........................       (1.0)          .8
                                              --------     --------
Net income.................................   $  125.4     $  119.5
                                              ========     ========

Earnings per share:
   Basic .................................    $    .53     $    .46
                                              ========     ========
   Diluted................................    $    .52     $    .45
                                              ========     ========

The accompanying notes are an integral part of these statements.

                                  AVON PRODUCTS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In millions, except per share data)

                                                Six months ended
                                                     June 30
                                             ----------------------
                                                2000         1999
                                             (Restated     --------
                                              Note 2)
                                             ---------
                                                  (unaudited)

Net sales..................................   $2,692.7     $2,471.9
Other revenue..............................       20.4         18.3
                                              --------     --------
Total revenue..............................    2,713.1      2,490.2

Costs, expenses and other:
  Cost of sales* ..........................    1,013.3        959.9
  Marketing, distribution and
    administrative expenses................    1,340.7      1,273.7
  Special charge...........................          -         90.4
  Asset impairment charge..................          -         38.1
                                              --------     --------
Operating profit...........................      359.1        128.1

  Interest expense.........................       42.7         17.9
  Interest income..........................       (3.9)        (5.4)
  Other expense(income), net ..............       14.8         (7.1)
                                              --------     --------
Total other expenses.......................       53.6          5.4
                                              --------     --------
Income before taxes and minority interest..      305.5        122.7
Income taxes...............................      108.6         68.7
                                              --------     --------
Income before minority interest and
  Cumulative effect of accounting change...      196.9         54.0

Minority interest..........................       (1.0)         2.6
                                              --------     --------
Net income from continuing operations
  before and cumulative effect of accounting
  change, net of taxes.....................      195.9        56.6

Cumulative effect of accounting change,
   net of taxes...........................        (6.7)           -
                                              --------     --------
Net Income.................................   $  189.2     $   56.6
                                              ========     ========
Earnings per share:
   Basic earnings per share:
    Continuing operations................ ..  $    .82     $    .22
    Cumulative effect of accounting change..      (.03)           -
                                              --------     --------
                                              $    .79     $    .22
                                              ========     ========
Diluted earnings per share:
    Continuing operations..................   $    .82     $    .21
    Cumulative effect of accounting change.       (.03)           -
                                              ---------    --------
                                              $    .79     $    .21
                                              ========     ========

*1999 includes a one-time charge of $46.0 for inventory write-downs.

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                   June 30      December 31
                                                    2000             1999
                                              (Restated Note 2) -----------
                                              ---------------
                                                          (unaudited)
ASSETS
Current assets:
Cash and equivalents...................            $   75.9        $  117.4
Accounts receivable....................               455.7           495.6
Inventories............................               660.2           523.5
Prepaid expenses and other.............               202.1           201.3
                                                   --------        --------
Total current assets...................             1,393.9         1,337.8
                                                   --------        --------

Property, plant and equipment, at cost.             1,469.5         1,469.3
Less accumulated depreciation..........               741.1           737.2
                                                   --------        --------
                                                      728.4           732.1
                                                   --------        --------
Other assets...........................               454.6           442.9
                                                   --------         -------
Total assets...........................            $2,576.9        $2,512.8
                                                   ========        ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Debt maturing within one year..........            $  117.4        $  306.0
Accounts payable.......................               350.9           435.9
Accrued compensation...................               114.1           165.8
Other accrued liabilities..............               368.5           411.6
Sales and taxes other than income......                89.1           107.5
Income taxes...........................               291.1           286.0
                                                   --------        --------
Total current liabilities..............             1,331.1         1,712.8
                                                   --------        --------
Long-term debt.........................             1,092.8           701.4
Employee benefit plans.................               397.5           398.1
Deferred income taxes..................                34.5            36.7
Other liabilities......................                92.6            85.7

Shareholders' deficit:
Common stock...........................                88.3            88.1
Additional paid-in capital.............               833.9           819.4
Retained earnings......................               922.7           821.4
Accumulated other comprehensive loss. .              (373.3)         (349.7)
Treasury stock, at cost................            (1,843.2)       (1,801.1)
                                                   --------        --------
Total shareholders' deficit............              (371.6)         (421.9)
                                                   --------        --------
Total liabilities and shareholders' deficit        $2,576.9        $2,512.8
                                                   ========        ========

       The accompanying notes are an integral part of these statements.

                                         AVON PRODUCTS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS(In millions)


                                                         Six months ended
                                                              June 30
                                                   -------------------------
                                                        2000          1999
                                                  (Restated Note 2)  -------
                                                  -----------------
                                                           (unaudited)
Cash flows from operating activities:
Net income......................................     $  189.2        $  56.6
Adjustments to reconcile net income to net cash
  (used)/provided by operating activities:
Cumulative effect of accounting change..........          6.7              -
Special and non-recurring (payments)charges.....        (10.1)          93.1
Asset impairment charge.........................            -           38.1
Depreciation and amortization...................         45.0           39.5
Provision for doubtful accounts.................         48.2           43.6
Translation loss/(gain).........................          1.5            (.7)
Deferred income taxes...........................          5.4          (18.4)
Amortization of debt discount...................         (3.3)          (3.3)
Other...........................................          5.4            2.0
Changes in assets and liabilities:
  Accounts receivable...........................        (47.5)         (58.5)
  Inventories.................................         (141.6)         (67.6)
  Prepaid expenses and other....................        (16.3)          (1.9)
  Accounts payable and accrued liabilities......       (130.9)        (120.7)
  Income and other taxes........................         (5.8)          (2.7)
  Noncurrent assets and liabilities.............         18.1            8.4
                                                     --------        -------
Net cash (used)/provided by operating activities.       (36.0)           7.5
                                                     --------        -------
Cash flows from investing activities:
Capital expenditures...........................         (76.5)         (69.1)
Disposal of assets.............................           5.2            5.2
Other investing activities.....................          (1.1)         (15.3)
                                                     --------        -------
Net cash used by investing activities..........         (72.4)         (79.2)
                                                     --------        -------
Cash flows from financing activities:
Cash dividends.................................         (89.7)         (95.7)
Book overdraft.................................          (8.5)             -
Debt, net (maturities of three months or less).         221.7          254.8
Proceeds from short-term debt..................          25.6           22.1
Retirement of short-term debt..................         (42.7)         (19.5)
Retirement of long-term debt...................           (.1)           (.2)
Repurchase of common stock.....................         (42.1)        (125.5)
Proceeds from exercise of
   stock options, net of taxes.................          10.5           21.4
                                                     --------        -------
Net cash provided by financing activities......         74.7            57.4
                                                     --------        -------
Effect of exchange rate changes on cash
    and equivalents............................         (7.8)          (17.5)
                                                     --------        -------
Net decrease in cash and equivalents...........        (41.5)          (31.8)
Cash and equivalents at beginning of period....        117.4           105.6
                                                     --------        ------
Cash and equivalents at end of period..........      $   75.9        $  73.8
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

2. RESTATEMENTS AND ACCOUNTING CHANGES

Restatements

     In connection with the settlement of a previously disclosed investigation by the Securities and Exchange Commission relating to the write off of an order management software system known as the "FIRST" project, Avon has restated its Consolidated Financial Statements as of December 31, 2001, 2000 and 1999 and for the years then ended and for each of the fiscal quarters ended March 31, 1999 through March 31, 2002. See Introductory Note- Restatements and Note 10 of the Notes to Consolidated Financial Statements, "Asset Impairment Charge".

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

Accounting Changes

     In addition, the Form 10-Q/A reflects the following changes to prior period financial information for which a Form 10-Q/A was not previously filed. These changes are primarily the result of the previously disclosed adoption of new accounting pronouncements and are unrelated to the restatements described above and the FIRST project:

o Accounting changes made to reported 2000 financial information as a result of the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and previously reported 2000 and 1999 financial information as a result of the adoption of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs". The adoption of EITF 00-10 resulted in increases in Marketing, distribution and administrative expenses and Other revenue of $10.0 and $20.4 for the three and six months ended June 30, 2000, respectively, and $9.1 and $18.3 for the three and six months ended June 30, 1999, respectively. The adoption of this EITF had no impact on Net income or Earnings per share;
o Reclassifications made to reported 2000 financial information as a result of the adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" and EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". The adoption of these EITFs had no impact on Operating profit, Net income or Earnings per share; and
o Reclassifications made to reported financial information to conform with the 2002 presentation primarily relating to the sale of fundraising products in the U.S. Previously, the net sales and fundraising expenses associated with certain U.S. fundraising products had been included within Marketing, distribution and administrative expenses. This reclassification resulted in an increase to Net sales, Cost of sales and Marketing, distribution and administrative expenses of $4.4, $1.9 and $2.5, respectively, for the three months ended June 30, 2000 and $5.0, $2.2 and $2.8, respectively, for the six months ended June 30, 2000 and had no impact on reported Operating profit, Net income or Earnings per share.

                                         AVON PRODUCTS, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions, except share data)

        The effects of these restatements and accounting changes on the Consolidated Financial Statements are set forth below:

                                                      Consolidated Statement of Operations
                                                    For the Three Months Ended June 30, 2000
                                                --------------------------------------------------
                                                     As                                    As
                                                Reported(1)            (2)             Restated(3)
                                                -----------          --------          -----------
Net sales                                         $1,382.6           $1,386.4            $1,386.4
Total revenue                                      1,392.6            1,396.4             1,396.4
Cost of sales                                        498.6              511.9               511.9
Marketing, distribution and
  administrative expenses                            673.6              664.1               663.3
Operating profit                                     220.4              220.4               221.2
Income from continuing operations before
  taxes, minority interest and cumulative
  effect of accounting change                        195.1              195.1               195.9
Income taxes                                          69.2               69.2                69.5
Income from continuing operations before
  minority interest and cumulative effect of
  accounting change                                  125.9              125.9               126.4
Income from continuing operations before
  cumulative effect of accounting change             124.9              124.9               125.4
Net income                                           124.9              124.9               125.4
Basic earnings per share:
  Continuing operations                           $    .53           $    .53            $    .53
  Cumulative effect of accounting change                 -                  -                   -
                                                  --------           --------            --------
                                                  $    .53           $    .53            $    .53
                                                  ========           ========            ========
Diluted earnings per share:
  Continuing operations                           $    .52           $    .52            $    .52
  Cumulative effect of accounting change                 -                  -                   -
                                                  --------           --------            --------
                                                  $    .52           $    .52            $    .52
                                                  ========           ========            ========

                                                       Consolidated Statement of Operations
                                                          Six Months Ended June 30, 2000
                                                --------------------------------------------------
                                                     As                                    As
                                                Reported(1)            (2)             Restated(3)
                                                -----------          --------          -----------
Net sales                                         $2,689.3           $2,692.7            $2,692.7
Total revenue                                      2,709.7            2,713.1             2,713.1
Cost of sales                                        989.4            1,013.3             1,013.3
Marketing, distribution and administrative
   expenses                                        1,362.1            1,341.6             1,340.7
Operating profit                                     358.2              358.2               359.1
Income from continuing operations before
   taxes, minority interest and cumulative
   effect of accounting change                       304.6              304.6               305.5
Income taxes                                         108.3              108.3               108.6
Income from continuing operations before
  minority interest and cumulative effect of
  accounting change                                  196.3              196.3               196.9
Income from continuing operations
  before cumulative effect of accounting
  change                                             195.3              195.3               195.9
Net income                                           188.6              188.6               189.2
Basic earnings per share:
  Continuing operations                           $    .82           $    .82            $    .82
  Cumulative effect of accounting change              (.03)              (.03)               (.03)
                                                  --------           --------            --------
                                                  $    .79           $    .79            $    .79
                                                  ========           ========            ========
Diluted earnings per share:
  Continuing operations                           $    .82           $    .82            $    .82
  Cumulative effect of accounting change              (.03)              (.03)               (.03)
                                                  --------           --------            --------
                                                  $    .79           $    .79            $    .79
                                                  ========           ========            ========

                                         AVON PRODUCTS, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions, except share data)

                                                           Consolidated Balance Sheet
                                                              As of June 30, 2000
                                                --------------------------------------------------
                                                     As                                    As
                                                Reported(4)            (2)             Restated(3)
                                                -----------          --------          -----------
Accounts receivable                               $  496.8           $  455.7            $  455.7
Inventory                                            645.2              660.2               660.2
Property, plant and equipment, at cost             1,472.2            1,472.2             1,469.5
Other assets                                         467.1              467.1               454.6
Total assets                                       2,618.2            2,592.1             2,576.9
Accounts payable                                     361.3              350.9               350.9
Retained earnings                                    948.6              937.9               922.7
Total liabilities and shareholder's
   (deficit) equity                                2,618.2            2,592.1             2,576.9


(1) As reported (as prior period comparative data) in Avon's Form 10-Q for the quarter ended June 30, 2001, which includes adjustments for SAB 101.
(2) Includes the effects of accounting changes outlined above.
(3) Includes the effects of restatements and accounting changes outlined above.
(4) As reported in Avon's 10-Q for the quarter ended June 30, 2000.

Note: Refer to the Company's Form 10-Q/A for the quarter ended June 30, 1999 for restatements to 1999 information.


3.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash (used)/provided by operating activities" includes the following cash payments for interest and income taxes:

                                                   Six months ended
                                                       June 30
                                                  -------------------
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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

     For the three and six months ended June 30, 2000 and 1999, the number of shares used in the computation of basic and diluted earnings per share are as follows:

                                Three Months ended    Six Months ended
                                      June 30              June 30
                                ------------------    ----------------
                                2000        1999      2000        1999
                                ----        ----      ----        ----
    Basic EPS
    Weighted-average shares   237.50      261.54    237.57      261.77

    Incremental shares from
       assumed conversion of
       stock options and
       settlement of forward
       contracts(1)             2.06        3.47      1.78        3.09
                              ------      ------    ------      ------
    Diluted EPS
    Adjusted weighted-
    average shares            239.56      265.01    239.35      264.86
                              ------      ------    ------      ------

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

5.  INVENTORIES                     June 30            December 31
                                       2000                   1999
                                       ----                   ----
    Raw materials................    $180.6                 $156.9
    Finished goods...............     479.6                  366.6
                                     ------                 ------
                                     $660.2                 $523.5
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

8.  COMPREHENSIVE INCOME

     For the three and six months ended June 30, 2000 and 1999, the components of comprehensive income are as follows:

                               Three Months ended       Six Months ended
                                     June 30                 June 30
                               ------------------       ----------------
                                 2000       1999         2000       1999
                                 ----       ----         ----       ----

Net income                     $125.4     $119.5       $189.2      $56.6
     Other comprehensive(loss)
     income:
      Change in equity due to
      foreign currency
      translation and
      transaction adjustments   (21.3)       1.4        (23.9)     (40.2)
                               ------     ------      -------     ------

Comprehensive income           $104.1     $120.9       $165.3      $16.4
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

     See the Introductory Note-Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

11. SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                    Three Months Ended June 30
                           --------------------------------------------
                                   2000                   1999
                                   ----                   ----
                              Net     Operating        Net    Operating
                             Sales      Profit        Sales     Profit
                            -------   ---------     --------  ---------

North America:
   U.S.                     $  455.3   $   96.2     $  430.0   $   91.0
   Other*                       58.6        6.6         54.2        7.3
                            --------   --------     --------   --------
   Total                       513.9      102.8        484.2       98.3
                            --------   --------     --------   --------


International:
   Latin America North**       213.9       57.3        181.1       46.0
   Latin America South**       247.8       50.9        226.9       48.8
                            --------   --------     --------   --------
     Latin America             461.7      108.2        408.0       94.8
   Pacific                     199.0       29.6        169.2       22.8
   Europe                      208.0       35.8        196.7       31.8
                            --------   --------     --------   --------
   Total                       868.7      173.6        773.9      149.4
                            --------   --------     --------   --------

Total from operations       $1,382.6      276.4     $1,258.1      247.7

Global expenses                           (55.2)                  (55.0)

Reclassifications for
   Accounting changes
   (Note 2)                      3.8          -            -          -
                             -------    -------     --------    -------
Total                       $1,386.4    $ 221.2     $1,258.1    $ 192.7
                            ========    =======     ========    =======

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


                                   Six Months Ended June 30
                            -------------------------------------------
                                    2000                    1999
                                    ----                    ----
                              Net      Operating        Net   Operating
                             Sales       Profit        Sales    Profit
                            --------   ---------      -------  --------

North America:
   U.S.                     $  907.3   $  177.3     $  858.8   $  168.5
   Other*                      117.4       11.4        108.3       13.9
                            --------   --------     --------   --------
   Total                    1,024.7       188.7        967.1      182.4
                            --------   --------      -------   --------

International:
   Latin America North**       402.2       97.2        358.2       82.9
   Latin America South**       463.2       80.8        428.2       77.4
                            --------   --------     --------   --------
     Latin America             865.4      178.0        786.4      160.3
   Pacific                     389.0       52.0        326.6       36.3
   Europe                      410.2       56.4        391.8       45.9
                            --------   --------      -------   --------
   Total                     1,664.6      286.4      1,504.8      242.5
                            --------   --------      -------   --------

Total from operations       $2,689.3      475.1     $2,471.9      424.9

Global expenses                          (116.0)                 (122.3)
Special and
   non-recurring charges                      -                  (136.4)
Asset impairment charge                       -                   (38.1)

Reclassifications for
    accounting changes
    (Note 2)                     3.4           -           -          -
                            --------   --------     --------   --------
Total                       $2,692.7   $  359.1     $2,471.9   $  128.1
                            ========   ========     ========   ========

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

13. SUBSEQUENT EVENT

    During July 2000, the Company issued in a private placement $735.8 principal amount at maturity of zero-coupon convertible senior notes due July 12, 2020 (the "Notes"), with proceeds of approximately $350.0. The issue price per note was $475.66, being 47.566% of the principal amount of $1,000 per Note at maturity. The Notes have a 3.75% yield to maturity and are convertible at any time into the Company's common stock at a conversion rate of 8.2723 shares of common stock per $1,000 principal amount at maturity of the Notes (equivalent to a conversion price of $57.50 per share based on the initial offering price of the Notes). The Notes may be redeemed at the option of the Company on or after July 12, 2003 at a redemption price equal to the issue price plus accrued original issue discount to the redemption date. The holders can require the Company to purchase all or a portion of the Notes on July 12, 2003, July 12, 2008, and July 12, 2013 at the redemption price per Note of $531.74, $640.29 and $771.00, respectively. The holders may also require the Company to repurchase the Notes if a fundamental change, as defined, involving Avon occurs prior to July 12, 2003. The Company has the option to pay the purchase price or, if a fundamental change has occurred, the repurchase price in cash or common stock or a combination of cash and common stock. The indenture under which the Notes were issued restricts the Company's ability to merge with or consolidate into another company or to sell substantially all of the Company's assets.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition (Restated)

Results of Operations - Three and Six Months Ended June 30, 2000 and 1999.

Consolidated

     Avon's net income for the second quarter and six-month period of 2000 was $125.4 and $189.2, respectively, or $.52 and $.79 per share on a diluted basis, respectively, compared with net income of $119.5 and $56.6, respectively, or $.45 and $.21 per share on a diluted basis, respectively, in 1999. Operating profit was $221.2 and $359.1, respectively, in the second quarter and six-month period of 2000 compared with $192.7 and $128.1, respectively, in the same periods of 1999.

     Consolidated net sales for the second quarter and six-month period of 2000 increased 10% and 9%, respectively, over the same periods of 1999. The 2000 financial information was restated to reflect the adoption of EITF 00-14, which had an unfavorable impact on gross margin. No restatements were made to 1999 Financial Statements. The second quarter and year-to-date sales improvements were a result of increases in all geographic regions. Excluding the impact of foreign currency exchange, consolidated net sales for the second quarter and six-month period rose 13% and 12%, respectively, over the comparable periods of the prior year, with double-digit increases in all international regions.

     Gross margin decreased in the second quarter but increased in the six-month period of 2000 compared to the same periods of 1999. The 2000 financial information was restated to reflect certain accounting changes (see
Note 2 of the Notes to Consolidated Financial Statements), which had an unfavorable impact on gross margin and no restatements were made to the 1999 Financial Statements for these changes. The cost of sales for the six months ended June 30, 1999 included a one-time charge of $46.0 for inventory write-downs related to the Company's BPR program. See Note 9 for further detail. The decreased gross margin for the second quarter resulted from decreases in the U.S., Mexico, Brazil and Germany, partially offset by increases in Venezuela, the United Kingdom, Japan and China. The increase in the June year-to-date gross margin was primarily due to increases in Venezuela, Chile, Russia, Japan and China, partially offset by decreases in Brazil and Germany.

     Marketing, distribution and administrative expenses increased $40.5, or 7%, and $67.0, or 5%, in the second quarter and six-month period of 2000, respectively, over the same periods of 1999, in line with sales increases in all regions. Marketing, distribution and administrative expenses decreased as a percentage of total revenue to 47.5% in the second quarter of 2000 from 49.1% in 1999, and to 49.4% in the first six months of 2000 from 51.1% in the comparable period of 1999. The second quarter expense ratio decline resulted from improvements in North America, Latin America and Europe, partially offset by a slight increase in the Pacific Region. The six-month period expense ratio decline resulted from expense ratio improvements in Latin America, Europe and the Pacific, partially offset by an increase in North America.

     The June year-to-date 1999 results include a Special charge of $90.4 pretax for the Company's BPR program primarily related to employee severance benefits worldwide and the restructuring of operations in Western Europe. See
Note 9 for further detail.

     An Asset impairment charge of $38.1 pretax was recorded in 1999 related to the write off of an order management software system. See Note 10 of the Notes to Consolidated Financial Statements for further detail.

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

     Other expense(income), net of $4.6 in the second quarter of 2000 was $3.9 unfavorable to the comparable period of 1999 primarily due to a value-added tax refund in China in 1999 as well as unfavorable foreign exchange in 2000. Other expense(income) of $14.8 for the six-month period of 2000 was $21.9 unfavorable over the comparable period of 1999 mainly due to favorable foreign exchange in 1999 resulting from gains on Brazilian forward contracts.

     The effective tax rate for the second quarter 2000 was 35.5% versus 35.9% in 1999, and the effective tax rate was 35.5% in the first six months of 2000 versus 56.0% in 1999. Excluding the impact of the Special and non-recurring charge and Asset impairment charge, the effective tax rate was 36.1% in the first six months of 1999. The tax rate fluctuations result from the earnings mix and tax rates of international subsidiaries.

     Minority interest of $(1.0) in the second quarter and first six months of 2000 decreased $1.8 and $3.6, respectively, due to improved results in Japan and China in 2000.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales increased 6% in both the second quarter and six-month period of 2000, over the same periods in 1999. The U.S. business, which represents almost 90% of the North American segment, reported a sales increase of 6% in both the second quarter and six-month period of 2000, over the same periods in 1999. The second-quarter U.S. increase resulted from a 10% increase in the number of units sold as well as a 5% increase in customers served. U.S. sales of cosmetics, fragrance and toiletries ("CFT") increased 6%, reflecting a double-digit increase in color cosmetics, driven by nail, face and eye products, including strong growth in the Be Radiant Spring Shade Event. Additionally, fragrance sales grew double-digits, primarily due to the launch of Perceive for Men in 2000. These increases were partially offset by a decrease in skincare, reflecting softness in Anew and Brand Avon. Sales in the Beauty Plus category grew low single digits. Within this category, jewelry and watches increased over 20%, reflecting the success of several new watches, including the Radio Digital Sports watch, as well as a strong performance in fashion and fine jewelry. These increases were partially offset by a decline in apparel and accessories, reflecting a planned strategic decline in apparel and softer than expected luggage sales. Beyond Beauty and other sales increased 12% primarily due to gifts, reflecting the success of the Blushing Bride Barbie Doll and the Personal Data Organizer, as well as candles sales, new in 2000.

     On a June year-to-date basis, sales in the U.S. increased 6% resulting from a 9% increase in the number of units sold, as well as a 5% increase in customers served. This increase reflects a mid single-digit increase in the CFT category, with color cosmetics having a double-digit increase due to the successful launch of Glazewear and Nailwear, as well as a double-

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

digit increase in fragrance. Sales in the Beauty Plus category grew 3%, including jewelry and watches, which increased 17%, partially offset by a decline in apparel. Beyond Beauty and other sales grew 8% reflecting the introduction of candles sales in 2000.

     Operating profit in North America increased in the second quarter and first six months of 2000 compared with 1999 primarily attributable to the region's increased sales, discussed above. While the operating profit increased in both the second quarter and six-month period, operating margin declined in 2000 versus 1999. In the second quarter, the U.S. posted a decline in gross margin reflecting value merchandising in higher penetration CFT categories, as well as continued softness in the Anew brand, partially offset by an increase in apparel and accessories margins, due to improved sourcing and competitive bidding, and incremental supply chain savings. The U.S. gross margin decline was offset by an improvement in the expense ratio driven by aggressive expense management in marketing, as well as field and administration, partially offset by higher volume-related customer service expenses, higher fuel costs and advertising. Gross margin declines in Puerto Rico contributed to the operating margin decline in North America.

     The U.S. year-to-date gross margin declined due to the investment in CFT to drive customer transactions, as well as the success of lower margin items in the jewelry and watch segment. Partially offsetting these declines was an increase in apparel and accessories due to improved sourcing and competitive bidding and incremental supply chain savings. The gross margin decline was offset by an expense ratio improvement in the U.S. driven by cost containment and BPR savings, partially offset by increased spending on advertising and the Company's e-commerce initiatives. The North American operating margin decline was also attributable to higher expenses in Puerto Rico.

International

     International U.S. dollar net sales for the second quarter and first six months of 2000 increased 12% and 11%, respectively over the comparable periods in 1999. The sales growth in both periods was the result of double-digit increases in the Pacific and Latin America regions, as well as mid single-digit increases in Europe. Excluding the effect of foreign currency exchange, international sales increased 17% and 16%, respectively, with increases in all regions.

     In the Pacific Region, the sales improvements in the second quarter and first six months of 2000 were driven by increases in nearly all markets resulting from double-digit increases in the number of units sold and active Representatives. In Japan, sales increased double-digits due to an increase in the number of units sold and active Representatives, partially offset by a decrease in average order. In Taiwan, order growth was the key sales driver in both the first and second quarters. In China, sales growth continues to be driven by channel expansion, led by beauty boutiques.

     In Latin America, sales increased 13% and 10% for the second quarter and first six months of 2000, respectively, due to increases in all markets, most significantly in Mexico, Brazil and Venezuela. The sales growth in Mexico was driven by solid increases in the number of units sold, orders, customers served and active Representatives. Higher average order was the main driver for the sales increase in Brazil. In Venezuela, second-quarter sales increased strong double-digits mainly due to an increase in the number of units sold, orders, customers and active Representatives. June year-to-date sales for Venezuela increased near double-digits despite the late 1999 flooding, which negatively affected operations at the beginning of 2000, along with the persistent uncertain economic and political environment. Excluding the impact of foreign currency exchange, sales in Latin America increased 19% and 14% in the second quarter and six-month period, respectively.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

     In Europe, sales increased 6% and 5% in the second quarter and first six months of 2000, respectively, primarily due to growth in the United Kingdom, Central and Eastern Europe and Russia, partially offset by a sales decline in Germany. The sales improvement in the United Kingdom arose from solid growth in average order size, as well as increases in units sold and customers served. The improvement in Central and Eastern Europe, primarily Poland, resulted from continued increases in active Representatives, units and customers served. The sales improvement in Russia was driven by strong performance in all indicators. The sales decline in Germany was primarily the result of a weak economic climate, as well as lower than expected performance of new Representatives. Excluding the impact of foreign currency exchange, Europe sales grew 16% and 17% for the second quarter and six-month period, respectively.

     International operating profit increased 16% and 18% in the second quarter and six-month period of 2000, respectively, compared to the same periods in 1999.

     Operating profit growth in the Pacific Region of 30% and 43% in the second quarter and first six-month period of 2000, respectively, resulted from the sales growth, discussed above, and operating margin improvements in nearly all markets, most significantly in Japan, the Philippines and China, partially offset by an operating margin decline in Taiwan. Japan's gross margin improved due to product cost savings initiatives and a favorable change of product mix from non-CFT to higher margin CFT products. While Japan's year-to-date expense ratio improved slightly, the second-quarter expense ratio increased primarily due to increased spending on advertising and sampling. An improved expense ratio in the Philippines was primarily due to timing of expenses related to a Representative event. China's operating expense ratio improvement was driven primarily by increased sales growth. In Taiwan, the operating expense ratio increased primarily due to increased costs resulting from moving to a new facility as well as increased spending to support sales growth; however, in the second quarter, the operating expense ratio increase was partially offset by an improved gross margin resulting from a shift in product mix

     In Latin America, operating profit grew 14% and 11% for both the second quarter and first six months of 2000 over 1999, respectively. In both periods, increased operating margins in Venezuela and Chile were partially offset by decreased margins in Brazil and Argentina. The improvement in Venezuela's operating margin resulted from the sales increase, discussed above, as well as pricing and cost improvements. Partially offsetting the six-month period operating margin improvement in Venezuela was an increased expense ratio resulting from higher expenses associated with the flooding in late 1999, including higher distribution and transportation expenses. The increased gross margin and improved expense ratio in Chile resulted from a favorable shift in product mix as well as tight controls over variable and fixed expenses. Despite sales increases over 1999, Brazil experienced a decline in gross margin as a result of difficult prior year comparisons due to strong vendor negotiations and foreign exchange gains that favorably impacted last year's margin. In Argentina, the expense ratio increased primarily due to higher advertising, incentives and commissions. In Mexico, operating profit increased double-digits; however, a second-quarter decline in gross margin resulted from increased sales of lower margin items, as well as the strategic decision to lower prices, partially offset by lower costs resulting from vendor negotiations. These lower costs contributed to Mexico's slight increase in operating margin in the six-month period.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

     Operating profit in Europe increased in the second quarter resulting from sales increases discussed above, partially offset by margin declines in the United Kingdom and Poland. The expense ratio increase in the United Kingdom was due to increased brochure costs to support the strong sales growth, increases in volume-related costs and increased shipping and distribution costs due to reduced capacity of shipping lines during the transition to a new shipping system. In Poland, the expense ratio increase resulted from increased distribution costs to support order growth, as well as unfavorable timing of advertising and sampling.

     Operating profit in Europe for the first six months of 2000 increased over 1999, resulting from the sales increases discussed above coupled with operating margin improvements in Russia and Poland, partially offset by margin declines in the United Kingdom and Germany. The operating margin improvement in Russia was primarily due to a favorable comparison against last year's discount pricing policy as well as tight expense controls on a higher sales base. In Poland, the favorable expense ratio was due to timing of advertising, planned for the second half of 2000. Partially offsetting these improvements was an increased expense ratio in the United Kingdom resulting from increased advertising, consumer motivation and sampling activities to support strong sales growth, as well as increases in shipping and distribution costs due to reduced capacity of shipping lines during the transition to a new shipping system. Additionally, Germany had a decreased operating margin resulting from an unfavorable product mix, as well as a decreased sales base.

Global Expenses

     In the second quarter of 2000, global expenses increased slightly versus 1999 primarily due to increased strategic investments in information technology and e-commerce initiatives, offset by insurance proceeds received in 2000 related to 1998 hurricane losses in Central America. In the first half of 2000, global expenses decreased 5% versus 1999 primarily due to lower expenses related to the Company's long-term incentive plan, the aforementioned insurance proceeds and the timing of global marketing expenses, partially offset by increased investments in information technology and e-commerce initiatives.

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

     At June 30, 2000, there were no borrowings under the amended and restated revolving credit and competitive advance facility agreement. This agreement is also used to support the Company's commercial paper borrowings of which $431.9 was outstanding at June 30, 2000. The Company has excluded $391.8 of these commercial paper borrowings from current liabilities as of June 30, 2000 because it intends to refinance a portion of the obligations on a long-term basis. The Company issued Notes in July and August 2000 to refinance these obligations (see Note 13 to the Consolidated Financial Statements for further details).

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

Working Capital

     As of June 30, 2000, current assets exceeded current liabilities by $62.8, while at December 31, 1999, current liabilities exceeded current assets by $375.0. The increase in current assets over current liabilities was primarily due to a decrease in short-term net debt (debt less cash equivalents) reflecting the refinancing of short-term commercial paper borrowings with the proceeds of the Notes discussed in the Capital Resources section above and Note 11 to the Consolidated Financial Statements, an increase in net inventories, primarily due to growing sales trends and additional stock on hand to protect service levels, and decreases in accounts payable, accrued compensation and other accrued liabilities. The decline in payables and accrued liabilities reflects the seasonal pattern of Avon's operations, the timing of cash payments and the payout of the cash component of the Company's three-year long-term incentive plan in 2000.

     Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. The aforementioned acceleration of the Company's share repurchase program resulted in a shareholders' deficit balance at June 30, 2000 of $371.6. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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