Form 10-Q/A
period 2000-09-30
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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

                                                                    Page
                                                                   Numbers
                                                                  --------
   Introductory Note - Restatements..............................     3

   Item 1.  Financial Statements

            Consolidated Statements of Operations
              Three Months Ended September 30, 2000 (Restated)
                 and September 30, 1999..........................     4
              Nine Months Ended September 30, 2000 (Restated)
                 and September 30, 1999..........................     5

            Consolidated Balance Sheets
              September 30,2000(Restated) and December 31, 1999..     6

            Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2000 (Restated)
                 and September 30, 1999..........................     7

            Notes to Consolidated Financial Statements (Restated)  8-18


   Item 2.  Management's Discussion and Analysis of the
            Results of Operations and Financial
                 Condition (Restated)............................ 19-27


                      Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K....................     28

   Signatures...................................................     29

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

                         PART I. FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                             Three months ended
                                                September 30
                                          -----------------------
                                                  2000      1999
                                             (Restated    -------
                                              Note 2)
                                             ---------
                                                    (unaudited)

Net sales..................................   $1,335.8   $1,250.6
Other revenue..............................        9.7        9.1
                                              --------   --------
Total revenue..............................    1,345.5    1,259.7

Costs and expenses:
  Cost of sales............................      502.3      465.0
  Marketing, distribution and
    administrative expenses................      674.4      648.6
                                              --------   --------
Operating profit ..........................      168.8      146.1

  Interest expense.........................       22.4        9.8
  Interest income..........................       (2.1)      (2.4)
  Other expense, net.......................        4.0        2.6
                                              --------   --------
Total other expenses.......................       24.3       10.0
                                              --------   --------
Income before taxes and minority interest..      144.5      136.1
Income taxes...............................       51.2       47.7
                                              --------   --------
Income before minority interest............       93.3       88.4
Minority interest..........................        (.9)       (.3)
                                              --------   --------
Net income.................................   $   92.4   $   88.1
                                              ========   ========

Earnings per share:
   Basic .................................    $    .39   $    .34
                                              ========   ========
   Diluted ...............................    $    .38   $    .34
                                              ========   ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                             Nine months ended
                                                September 30
                                          -----------------------
                                                  2000      1999
                                             (Restated    -------
                                              Note 2)
                                             ---------
                                                    (unaudited)

Net sales..................................   $4,028.5   $3,722.5
Other revenue..............................       30.1       27.4
                                              --------   --------
Total revenue..............................    4,058.6    3,749.9

Costs, expenses and other:
  Cost of sales* ..........................    1,515.6    1,424.9
  Marketing, distribution and
    administrative expenses................    2,015.1    1,922.3
  Special charge...........................          -       90.4
  Impairment charge........................                  38.1
                                              --------   --------
Operating profit...........................      527.9      274.2

  Interest expense.........................       65.1       27.7
  Interest income..........................       (6.0)      (7.8)
  Other expense(income), net ..............       18.8       (4.6)
                                              --------   --------
Total other expenses.......................       77.9       15.3
                                              --------   --------
Income before taxes, minority interest, and
 cumulative effect of accounting change....      450.0      258.9
Income taxes...............................      159.8      116.4
                                              --------   --------
Income before minority interest and
 cumulative effect of accounting change....      290.2      142.5
Minority interest..........................       (1.9)       2.3
                                              --------   --------
Net income from continuing operations
 before cumulative effect of accounting
 change, net of taxes.....................       288.3      144.8
Cumulative effect of accounting change....        (6.7)         -
                                              --------   --------
Net income.................................   $  281.6   $  144.8
                                              ========   ========
Basic earnings per share:
  Continuing operations....................   $   1.21   $    .55
  Cumulative effect of accounting change...       (.03)         -
                                              --------   --------
                                              $   1.18   $    .55
                                              ========   ========

Diluted earnings per share:
  Continuing operations....................   $   1.20   $    .55
  Cumulative effect of accounting change...       (.03)         -
                                              --------   --------
                                              $   1.17   $    .55
                                              ========   ========

*1999 includes a one-time charge of $46.0 for inventory write-downs.

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)


                                              September 30       December 31
                                                  2000               1999
                                           (Restated Note 2)     ----------
                                            ---------------
                                                       (unaudited)
ASSETS
Current assets:
Cash and equivalents...................        $    94.0           $  117.4
Accounts receivable....................            484.8              495.6
Inventories............................            712.3              523.5
Prepaid expenses and other.............            213.9              201.3
                                               ---------           --------
Total current assets...................          1,505.0            1,337.8
                                               ---------           --------

Property, plant and equipment, at cost.          1,485.8            1,469.3
Less accumulated depreciation..........            747.0              737.2
                                               ---------           --------
                                                   738.8              732.1
                                               ---------           --------
Other assets...........................            470.7              442.9
                                               ---------           --------
Total assets...........................        $ 2,714.5           $2,512.8
                                               =========           ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Debt maturing within one year..........        $   193.0           $  306.0
Accounts payable.......................            364.8              435.9
Accrued compensation...................            126.5              165.8
Other accrued liabilities..............            369.5              411.6
Sales and taxes other than income......             85.1              107.5
Income taxes...........................            295.8              286.0
                                               ---------           --------
Total current liabilities..............          1,434.7            1,712.8
                                               ---------           --------
Long-term debt.........................          1,104.6              701.4
Employee benefit plans.................            387.0              398.1
Deferred income taxes..................             33.7               36.7
Other liabilities......................             93.9               85.7

Shareholders' deficit:
Common stock...........................             88.4               88.1
Additional paid-in capital.............            844.7              819.4
Retained earnings......................            971.2              821.4
Accumulated other comprehensive loss. .           (395.5)            (349.7)
Treasury stock, at cost................         (1,848.2)          (1,801.1)
                                               ---------           --------
Total shareholders' deficit............           (339.4)            (421.9)
                                               ---------           --------
Total liabilities and shareholders' deficit    $ 2,714.5           $2,512.8
                                               =========           ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS(In millions)

                                                      Nine months ended
                                                         September 30
                                                  --------------------------
                                                       2000           1999
                                                  (Restated Note 2) --------
                                                  ----------------
                                                           (unaudited)
Cash flows from operating activities:
Net income......................................       $ 281.6      $ 144.8
Adjustments to reconcile net income to net cash
  provided by operating activities:
Cumulative effect of accounting change..........           6.7            -
Special and non-recurring (payments) charges....         (14.6)        85.6
Asset impairment charge.........................             -         38.1
Depreciation and amortization...................          68.3         60.8
Provision for doubtful accounts.................          70.2         65.0
Translation loss/(gain).........................           2.3          (.8)
Deferred income taxes...........................           5.8        (30.9)
Amortization of debt discount ..................          (1.8)        (5.0)
Other...........................................           8.2          5.3
Changes in assets and liabilities:
  Accounts receivable...........................        (103.7)      (115.6)
Inventories...................................          (204.6)      (111.4)
  Prepaid expenses and other....................         (33.7)       (16.8)
  Accounts payable and accrued liabilities......         (85.8)       (59.0)
  Income and other taxes........................          (3.7)         3.9
  Noncurrent assets and liabilities.............           3.9         19.2
                                                       -------      -------

Net cash provided by operating activities......            (.9)        83.2
                                                        ------      -------
Cash flows from investing activities:
Capital expenditures...........................         (126.3)      (120.1)
Proceeds from disposal of assets...............            5.7          6.2
Other investing activities.....................           (1.2)       (16.4)
                                                        ------      -------
Net cash used by investing activities..........         (121.8)      (130.3)
                                                        ------      -------
Cash flows from financing activities:
Cash dividends.................................         (133.6)      (142.7)
Book overdrafts................................          (12.5)        23.3
Debt, net (maturities of three months or less).           26.1        339.8
Proceeds from short-term debt..................           48.6         38.6
Retirement of short-term debt..................         (184.4)       (37.0)
Proceeds from long-term debt...................          400.1           --
Retirement of long-term debt...................            (.2)         (.2)
Repurchase of common stock.....................          (47.1)      (182.7)
Proceeds from exercise of
   stock options, net of taxes.................           18.3         23.9
                                                        ------      -------
Net cash provided by financing activities......          115.3         63.0
                                                        ------      -------
Effect of exchange rate changes on cash
    and equivalents............................          (16.0)       (20.2)
                                                        ------      -------
Net decrease in cash and equivalents...........          (23.4)        (4.3)
Cash and equivalents at beginning of period....          117.4        105.6
                                                        ------      -------
Cash and equivalents at end of period..........         $ 94.0      $ 101.3
                                                        ======      =======

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

2.  RESTATEMENTS AND ACCOUNTING CHANGES

Restatements

     In connection with the settlement of a previously disclosed investigation by the Securities and Exchange Commission relating to the write off of an order management software system known as the "FIRST" project, Avon has restated its Consolidated Financial Statements as of December 31, 2001, 2000 and 1999 and for the years then ended and for each of the fiscal quarters ended March 31, 1999 through March 31, 2002. See Introductory Note - Restatements and Note 10 of the Notes to Consolidated Financial Statements, "Asset Impairment Charge".

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

Accounting Changes

     In addition, the Form 10-Q/A reflects the following changes to prior period financial information for which a Form 10-Q/A was not previously filed. These changes are primarily the result of the previously disclosed adoption of new accounting pronouncements and are unrelated to the restatements described above and the FIRST project:

o Accounting changes made to reported 2000 financial information as a result of the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and previously reported 2000 and 1999 financial information as a result of the adoption of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs". The adoption of EITF 00-10 resulted in increases in Marketing, distribution and administrative expenses and Other revenue of $9.7 and $30.1 for the three months and nine months ended September 30, 2000, respectively, and $9.1 and $27.4 for the three and nine months ended September 30, 1999, respectively. The adoption of this EITF had no impact on Net income or Earnings per share;

o Reclassifications made to reported 2000 financial information as a result of the adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" and EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". The adoption of these EITFs had no impact on Operating profit, Net income or Earnings per share; and
o Reclassifications made to reported financial information to conform with the 2002 presentation primarily relating to the sale of fundraising products in the U.S. Previously, the net sales and fundraising expenses associated with certain U.S. fundraising products had been included within Marketing, distribution and administrative expenses. This reclassification resulted in an increase to Net sales, Cost of sales and Marketing, distribution and administrative expenses of $0.9, $0.4 and $0.5, respectively, for the three months ended September 30, 2000 and $5.9, $2.6 and $3.3, respectively, for the nine months ended September 30, 2000 and had no impact on reported Operating profit, Net income or Earnings per share.

                                        AVON PRODUCTS, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions, except share data)

     The effects of these restatements and accounting changes on the Consolidated Financial Statements are set forth below:

                                                               Consolidated Statement of Operations
                                                              Three Months ended September 30, 2000
                                                        ----------------------------------------------------
                                                            As                                       As
                                                        Reported(1)              (2)              Restated(3)
                                                        -----------           --------            ----------
  Net sales                                              $1,336.0             $1,335.8             $1,335.8
  Total revenue                                           1,345.7              1,345.5              1,345.5
  Cost of sales                                             490.2                502.3                502.3
  Marketing, distribution and administrative
     expenses                                               686.9                674.6                674.4
  Operating profit                                          168.6                168.6                168.8
  Income from continuing operations before
     taxes, minority interest and cumulative
     effect of accounting change                            144.3                144.3                144.5
  Income taxes                                               51.1                 51.1                 51.2
  Income from continuing operations before
    minority interest and cumulative
    effect of accounting change                              93.2                 93.2                 93.3
  Income from continuing operations before
    cumulative effect of accounting change                   92.3                 92.3                 92.4
  Net income                                                 92.3                 92.3                 92.4
  Basic earnings per share:
    Continuing operations                                $    .39             $    .39             $    .39
    Cumulative effect of accounting change                      -                    -                    -
                                                         --------             --------             --------
                                                         $    .39             $    .39             $    .39
                                                         ========             ========             ========
  Diluted earnings per share:
    Continuing operations                                $    .38             $    .38             $    .38
    Cumulative effect of accounting change                      -                    -                    -
                                                         --------             --------             --------
                                                         $    .38             $    .38             $    .38
                                                         ========             ========             ========


                                                                Consolidated Statement of Operations
                                                                Nine Months ended September 30, 2000
                                                        ---------------------------------------------------
                                                            As                                       As
                                                        Reported(1)             (2)             Restated(3)
                                                        -----------           --------          -----------

  Net sales                                              $4,025.3             $4,028.5            $4,028.5
  Total revenue                                           4,055.4              4,058.6             4,058.6
  Marketing, distribution and administrative              1,479.6              1,515.6             1,515.6
     expenses
  Operating profit                                        2,049.0              2,016.2             2,015.1
  Income from continuing operations before
     taxes, minority interest and cumulative
     effect of accounting change                            526.8                526.8               527.9
  Income taxes                                              448.9                448.9               450.0
  Income from continuing operations before
     minority interest and cumulative effect
     of accounting change                                   159.4                159.4               159.8
  Income from continuing operations before
     cumulative effect of accounting change                 289.5                289.5               290.2
  Net income                                                287.6                287.6               288.3
  Basic earnings per share:                                 280.9                280.9               281.6
    Continuing operations
    Cumulative effect of accounting change               $   1.21             $   1.21            $   1.21
                                                             (.03)                (.03)               (.03)
                                                         --------             --------            --------
  Diluted earnings per share:                            $   1.18             $   1.18            $   1.18
                                                         ========             ========            ========
    Continuing operations
    Cumulative effect of accounting change               $   1.20             $   1.20            $   1.20
                                                             (.03)                (.03)               (.03)
                                                         --------             --------            --------
                                                         $   1.17             $   1.17            $   1.17
                                                         ========             ========            ========

                                         AVON PRODUCTS, IC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions, except share data)

                                                                     Consolidated Balance Sheet
                                                                      As of September 30, 2000
                                                        ----------------------------------------------------
                                                            As                                      As
                                                        Reported(4)              (2)            Restated(3)
                                                        -----------           --------          ----------

     Accounts receivable                                 $  532.1             $  484.8           $  484.8
     Inventory                                              694.4                712.3              712.3
     Property, plant and equipment, at cost               1,488.5              1,488.5            1,485.8
     Other assets                                           483.1                483.1              470.7
     Total assets                                         2,759.1              2,729.6            2,714.5
     Accounts payable                                       377.6                364.8              364.8
     Retained earnings                                      997.7                986.3              971.2
     Total liabilities and shareholder's
       (deficit) equity                                   2,759.1              2,729.6            2,714.5


      (1) As reported (as prior period comparative data) in Avon's Form 10-Q for the quarter ended September 30, 2001, which includes adjustments for SAB 101.
      (2) Includes the effects of accounting changes outlined above.
      (3) Includes the effects of restatements and accounting changes outlined above.
      (4) As reported in Avon's Form 10Q for the quarter ended September 30,
          2000.

   Note: Refer to the Company's Form 10-Q/A for the quarter ended September 30, 1999 for restatements to 1999 information.


3.  INFORMATION RELATING TO THE STATEMENT OF CASH FLOWS

    "Net cash provided by operating activities" includes the following cash payments for interest and income taxes:

                                                 Nine months ended
                                                   September 30
                                                 -----------------
                                                  2000       1999
                                                 ------     ------

Interest.................................        $ 65.6     $ 34.0
Income taxes, net of refunds received....         151.0      117.9

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

     For the three and nine months ended September 30, 2000 and 1999, the number of shares used in the computation of basic and diluted earnings per share are as follows:

                                  Three Months ended   Nine Months ended
                                     September 30         September 30
                                  ------------------   -----------------
                                   2000       1999       2000      1999
                                  ------     ------     ------    ------
    Basic EPS
    Weighted-average shares       237.54     260.40     237.56    261.31

    Incremental shares from
       assumed conversion of
       stock options and
       convertible debt and
       settlement of forward
       contracts(1)                 7.97       2.53       3.86      2.90
                                  ------     ------     ------    ------
    Diluted EPS
    Adjusted weighted-
    average shares                245.51     262.93     241.42    264.21


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

5.  INVENTORIES
                                  September 30         December 31
                                      2000                 1999
                                  ------------         -----------
    Raw materials................    $185.6               $156.9
    Finished goods...............     526.7                366.6
                                     ------               ------
                                     $712.3               $523.5
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

8.  COMPREHENSIVE INCOME

    For the three and nine months ended September 30, 2000 and 1999, the components of comprehensive income are as follows:

                               Three Months ended      Nine Months ended
                                  September 30            September 30
                               ------------------      -----------------
                                 2000       1999         2000       1999
                                 ----       ----         ----       ----

Net income                     $ 92.4     $ 88.1       $281.6     $144.8
     Other comprehensive loss:
      Unrealized loss (net of
       tax) from available-for
       sale-securities           (4.5)         -         (4.5)         -

      Change in equity due to
      foreign currency
      translation and
      transaction adjustments   (17.7)      (4.8)       (41.3)     (45.0)
                               ------     ------      -------     ------
Comprehensive income           $ 70.2     $ 83.3       $235.8    $  99.8
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

     The liability balance at September 30, 2000 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------        ------
Balance at December 31, 1999   $ 26.2          $   -           $ 26.2
Cash expenditures               (14.6)                          (14.6)
                               ------          -----           ------
Balance at
      September 30, 2000       $ 11.6          $   -           $ 11.6
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

     See the Introductory Note - Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

11.  SEGMENT INFORMATION

     Summarized financial information concerning the Company's reportable segments is as follows:

                               Three Months Ended September 30
                           ---------------------------------------------
                                   2000                   1999
                                   ----                   ----
                              Net      Operating      Net      Operating
                             Sales       Profit      Sales       Profit
                            -------    ---------    -------    ---------

North America:
   U.S.                    $  421.2     $   61.1   $  405.7    $   57.0
   Other*                      57.1          4.4       58.0         4.6
                           --------     --------   --------    --------
   Total                      478.3         65.5      463.7        61.6
                           --------     --------   --------    --------


International:
   Latin America North**      212.5         52.1      171.6        42.4
   Latin America South**      254.8         53.9      235.0        52.3
                           --------     --------   --------    --------
     Latin America            467.3        106.0      406.6        94.7
   Pacific                    195.7         26.8      178.9        24.5
   Europe                     194.7         22.1      201.4        23.5
                           --------     --------   --------    --------
   Total                      857.7        154.9      786.9       142.7
                           --------     --------   --------    --------

Total from operations      $1,336.0      $ 220.4   $1,250.6     $ 204.3

Global expenses                            (51.6)                (58.2)
Reclassifications for
   accounting changes
   (Note 2)                    (0.2)          -          -           -
                           --------     --------   --------    ---------
Total                      $1,335.8     $  168.8   $1,250.6    $  146.1
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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

                                  Nine Months Ended September 30
                           --------------------------------------------
                                   2000                   1999
                                   ----                   ----
                             Net       Operating      Net     Operating
                            Sales        Profit      Sales       Profit
                           --------    ---------   --------   ---------

North America:
   U.S.                    $1,328.5     $ 238.4    $1,264.5    $  225.5
   Other*                     174.5        15.8       166.4        18.6
                           --------     -------    --------    --------
   Total                    1,503.0       254.2     1,430.9       244.1
                           --------     -------    --------    --------

International:
   Latin America North**      614.7       149.3       529.8       125.3
   Latin America South**      718.0       134.7       663.2       129.6
                           --------      ------    --------     -------
     Latin America          1,332.7       284.0     1,193.0       254.9
   Pacific                    584.7        78.8       505.4        60.8
   Europe                     604.9        78.5       593.2        69.4
                           --------      ------    --------    --------
   Total                    2,522.3       441.3     2,291.6       385.1
                           --------      ------    --------    --------

Total from operations      $4,025.3     $ 695.5    $3,722.5    $  629.2

Global expenses                          (167.6)                 (180.5)
Special and
   non-recurring charges                      -                  (136.4)
Asset impairment charge                       -                   (38.1)

Reclassifications for
    accounting changes
    (Note 2)                    3.2           -           -           -
                            -------     -------    --------    ---------
Total                      $4,028.5     $ 527.9    $3,722.5    $   274.2
                           ========     =======    ========    =========

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

14.  SUBSEQUENT EVENT

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition (Restated).

Results of Operations - Three and Nine Months Ended September 30, 2000 and
1999.

Consolidated

     Avon's net income for the third quarter and nine-month period of 2000 was $92.4 and $281.6, respectively, or $.38 and $1.17 per share on a diluted basis, respectively, compared with net income of $88.1 and $144.8, respectively, or $.34 and $.55 per share on a diluted basis, respectively, in 1999. Operating profit was $168.8 and $527.9, respectively, in the third quarter and nine-month period of 2000 compared with $146.1 and $274.2, respectively, in the same periods of 1999.

     Consolidated net sales for the third quarter and nine-month period of 2000 increased 7% and 8%, respectively, over the same periods of 1999. The third quarter sales improvement was a result of increases in all geographic regions excluding Europe, where sales declined 3%. The year-to-date sales improvement resulted from improvements in all geographic regions. Excluding the impact of foreign currency exchange, consolidated net sales for both the third quarter and nine-month period rose 10% over the comparable periods of the prior year.

     Gross margin decreased 0.4 percentage points in the third quarter and increased 0.7 in the nine-month period of 2000, respectively, compared to the same periods of 1999. Gross margin in 2000 includes reclassifications related to certain accounting changes (see Note 2 of the Notes to Consolidated Financial Statements) which negatively impacted gross margin. The cost of sales for the nine months ended September 30, 1999, included a one-time charge of $46.0 for inventory write-downs related to the Company's Business Process Redesign ("BPR") program. See Note 9 for further detail. Excluding the restatement for the accounting changes in 2000 and one-time charge in 1999, the third quarter and year-to-date gross margin increased 0.4 and 0.2 percentage points, respectively. The increased gross margin for the third quarter and nine-month period of 2000 resulted primarily from increases in all international regions. Gross margin for the North America Region remained level versus 1999 for both periods.

     Marketing, distribution and administrative expenses increased $25.8, or 4%, and $92.8, or 5%, in the third quarter and nine-month period of 2000, respectively, over the same periods of 1999. Marketing, distribution and administrative expenses decreased as a percentage of sales to 50.1% in the third quarter of 2000 from 51.5% in 1999, and to 49.7% in the first nine months of 2000 from 51.3% in the comparable period of 1999. For the third quarter, an improvement in North America more than offset expense ratio increases in all international regions. The nine-month period expense ratio decline resulted from improvements in Europe and the Pacific, partially offset by slight increases in North America and Latin America. For both the third quarter and nine-month period of 2000, global expenses decreased versus 1999.

     The Company's third quarter operating margin of 12.5% was its highest third quarter level in a decade despite incremental expenses of approximately $20.0 targeted against consumers and its core direct selling business in 2000 over 1999. Through nine months, the Company's incremental spending on those initiatives totaled approximately $60.0.

         The September year-to-date 1999 results include a special charge of $90.4 for the Company's BPR program primarily related to employee severance benefits worldwide and the restructuring of operations in Western Europe. See
Note 9 for further detail.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

     An Asset impairment charge of $38.1 pretax was recorded in 1999 related to the write off of an order management software System. See Note 10 for further details.

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

     Other expense(income), net, of $4.0 in the third quarter of 2000 was $1.4 unfavorable to the comparable period of 1999 primarily due to a value-added tax refund in China in 1999, partially offset by a favorable foreign exchange in 2000. Other expense(income) of $18.8 for the nine-month period of 2000 was $23.4 unfavorable over the comparable period of 1999 mainly due to favorable foreign exchange in 1999 resulting from gains on Brazilian forward contracts and, to a lesser extent, a value-added tax refund in China in 1999.

     The effective tax rate for the third quarter 2000 was 35.4% versus 35.0% in 1999, and the effective tax rate was 35.5% in the first nine months of 2000 versus 35.8% in 1999, excluding the 1999 special charge. The tax rate fluctuations result from the earnings mix and tax rates of international subsidiaries.

     Minority interest of $(0.9) and $(1.9) in the third quarter and first nine months of 2000, respectively, were unfavorable by $(.6) and $(4.2), respectively, due to improved results in Japan and China in 2000.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales increased 3% in the third quarter and 5% for the first nine months of 2000 over the prior year. The U.S. business, which represents almost 90% of the North American segment, reported sales increases of 4% and 5% in the third quarter and nine-month period of 2000, respectively, versus 1999. The third-quarter U.S. increase resulted from a 4% increase in the number of units sold as well as a 2% increase in active Representatives. U.S. sales of cosmetics, fragrance and toiletries ("CFT") increased 9%, reflecting a significant double-digit increase in skincare primarily due to sales of Botanisource and Retroactive, launched in the third quarter of 2000, compared to the 1999 Skincare launch which occurred in the fourth quarter. Additionally, women's fragrance and to a lesser extent, color cosmetics contributed to the CFT sales increase. Sales in the Beauty Plus category also increased 2%. Within this category, watches increased solid double digits resulting from strong performance on new products. Jewelry sales decreased double digits primarily due to the strategic decision not to anniversary a 1999 marketing customer flyer. Apparel and accessories sales increased due to resources to support growth in neckwear, luggage and small leather goods.

     Beyond Beauty and other sales category remained level resulting from increases in gifts, due to sales of toys, and candles, new in 2000, offset by declines in home entertainment, due to fewer new products.

     Sales in the U.S. increased resulting from a 7% increase in the number of units sold, as well as a 2% increase in active Representatives. The sales increase reflects a 7% increase in the CFT category, with color cosmetics having a double digit increase due to the successful launch of Glazewear and Nailwear, as well as

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

a near double-digit increase in fragrance. Sales in the Beauty Plus category grew 3%, including jewelry and watches which increased strong single digits, partially offset by a decline in apparel. Beyond Beauty and other sales grew 5% reflecting the introduction of candles sales in 2000.

     Operating profit in North America increased 6% and 4% in the third quarter and first nine months of 2000, respectively, versus 1999, primarily attributable to the region's increased sales, discussed above. Operating margin improved 0.4 points for the third quarter compared to 1999 resulting primarily from a 0.5 points improvement in the U.S. The U.S. expense ratio declined driven by BPR savings and continued aggressive expense management, primarily in marketing and administration, partially offset by investments in advertising and e-commerce initiatives. A reduction in gross margin in the U.S. was primarily due to a decline in the gifts margin resulting from the introduction of low-margin new products. This decline was partially offset by improvements in beauty due to mix, as well as improvements in apparel and accessories primarily from improved sourcing and competitive bidding. U. S. third quarter operating profit increased 7%.

     The September year-to-date operating margin in North America declined 0.2 points due to a decline in the Puerto Rico margin, partially offset by improvement in U.S. margin. The decline in Puerto Rico resulted from an expense ratio increase caused by higher brochure costs and increased compensation expense.

     An expense ratio improvement in the U.S. versus prior year resulted from cost containment and BPR savings, partially offset by increased spending on advertising and e-commerce initiatives. A decline in gross margin versus 1999 in the U.S. was the result of investments in the beauty category to drive customer transactions, a negative product mix impact, as well as margin declines in jewelry and gifts due to low margin new products. Partially offsetting these declines were increased margins in apparel and accessories due to improved sourcing and competitive bidding and incremental supply chain savings. On a year-to-date basis, U.S. operating profit rose 6%.

International

     International U.S. dollar net sales for the third quarter and first nine months of 2000 increased 9% and 10%, respectively, over the comparable periods in 1999. Excluding the effect of foreign currency exchange, international sales increased 14% for both the third quarter and nine-month period with double-digit increases in all regions for the nine-month period.

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

     In Europe, sales decreased 3% in the third quarter but increased 9% in local currencies on 14% growth in units and 22% higher active Representatives. Sales increased 2% for the first nine months of 2000, and 13% in local currencies, with units growing 18% and active Representatives increasing 22%. In the United Kingdom, sales for the third quarter were down high single digits from a strong third quarter 1999 performance primarily resulting from an 8 point negative foreign exchange impact. For the nine-month period, sales in the United Kingdom were up mid-single digits, negatively affected by foreign currency exchange of 5 points. The United Kingdom's year-to-date sales increase resulted from an improvement in average order and units sold. For the third quarter and nine-month period of 2000, sales for Central and Eastern Europe and Russia increased strong double digits, while sales in Germany declined double digits. The improvement in Central and Eastern Europe, primarily Poland, resulted from continued increases in the number of units sold, orders, customers served and active Representatives. The sales improvement in Russia was due to double-digit increases in key indicators, as well as weak 1999 comparable results. In Germany, the sales decline reflected a continuing weak economic climate.

     International operating profit increased 9% and 15% in the third quarter and nine-month period of 2000, respectively, compared to the same periods in 1999.

         Operating profit growth in the Pacific Region of 10% and 30% in the third quarter and nine-month period of 2000, respectively, resulted from the sales growth, discussed above, and operating margin improvements in Japan and China. In Japan, gross margin improved due to product cost savings initiatives and a favorable change of product mix from non-CFT to higher margin CFT products. China's operating expense ratio improvement was driven primarily by increased sales growth. Operating profit in Taiwan decreased in the third quarter but increased slightly for the first nine months of 2000. For both periods, operating margin in Taiwan declined primarily due to increased costs resulting from moving to a new facility and increased spending to support sales growth. The third quarter operating margin in the Pacific was level versus prior year and 1.4 points above 1999 for the first nine months of 2000.

     In Latin America, operating profit grew 12% and 11% in the third quarter and first nine months of 2000, respectively, over 1999. In Brazil, operating profit increased double digits for both periods, with third quarter operating margin, increasing nearly 2.0 points. In the third quarter, Brazil's gross margin improved primarily due to a shift in mix to higher margin items. For the nine-month period, Brazil's operating margin remained relatively level due to difficult prior-year comparisons resulting from strong vendor negotiations and foreign exchange gains

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

that favorably impacted last year's margin. In Mexico, operating profit was up strong double digits for both third quarter and the first nine months of 2000; however, operating margin was down slightly for the third quarter and relatively level for September year-to-date. A decline in gross margin due to increased sales of lower margin items offset the improvement in expense ratio resulting from decreased investments in advertising and fewer returned goods. In Argentina, operating profit and margin declined for both the third quarter and first nine months of 2000 due to higher expenses (increased incentives and advertising) combined with soft sales from a weak economic environment. The operating margin for the third quarter of 2000 in Latin America declined 0.6 points and increased 0.1 points for the nine-month period versus 1999.

     Operating profit in Europe decreased 6% in the third quarter resulting from sales declines, discussed above, currency weakness and a difficult comparison to 1999 third quarter results that had improved 58% over the 1998 quarter, as well as an operating margin decline in the United Kingdom, partially offset by operating margin improvements in Poland and Russia. In the United Kingdom, the higher expense ratio was due to higher shipping and distribution costs resulting from the transition to a new shipping system. In Poland, gross margin improved due to a shift in mix to higher margin items, partially offset by increased branch expenses to compensate for increased orders shipped, as well as timing of advertising expenses. The operating margin improvement in Russia was the result of an improved expense ratio due to tight expense controls on a higher sales base. In the Europe Region, third quarter 2000 operating margin declined 0.3 points over the same period in 1999.

     Operating profit in Europe for the first nine months of 2000 increased 13% over 1999, resulting from the sales increases, discussed above, coupled with operating margin improvements in Russia and Poland, partially offset by margin declines in the United Kingdom. The operating margin improvement in Russia was primarily due to a favorable comparison against last year's discount pricing policy as well as tight expense controls on a higher sales base. In Poland, a shift in mix to higher margin items as well as the strong sales increase, discussed above, and a relatively fixed level of expenses contributed to the operating margin improvement. Partially offsetting these improvements was an increased expense ratio in the United Kingdom resulting from increased advertising, consumer motivation and sampling activities to support sales growth, as well as increases in shipping, distribution and volume related costs due to reduced capacity of shipping lines during the transition to a new shipping system. In the Europe region, September 2000 year-to-date operating margin increased 1.3 points above the same period in 1999.

Global Expenses

     In the third quarter of 2000, global expenses decreased 11% versus 1999 primarily due to lower expenses related to the Company's long-term incentive plan and insurance proceeds received in 2000 related to 1999 flood losses in Venezuela, partially offset by increased strategic investments, primarily in information technology and retail initiatives. In the first nine months of 2000, global expenses decreased 7% versus 1999 primarily due to lower expenses related to the Company's long-term incentive plan, insurance proceeds received in 2000 related to the 1998 hurricane losses in Central America and 1999 flood losses in Venezuela and the timing of global marketing expenses, partially offset by increased investments in information technology and retail initiatives.

Liquidity and Capital Resources

Cash Flows

     Excluding changes in debt, there was a net decrease in cash of $313.6 in the first nine months of 2000 compared with a decrease of $345.5 in the comparable period of 1999. The $31.9 variance primarily reflects a decrease in repurchases of common stock, decreased cash used for investing activities due to the acquisition

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

of a manufacturing facility in 1999, lower dividend payments due to share repurchases, and a favorable effect of foreign currency exchange. These sources of cash were partially offset by lower net cash provided by operations and a decrease in book overdrafts. The lower cash provided by operations reflects higher working capital levels which primarily included increased inventory levels mainly due to higher sales volume and additional stock on hand to protect service levels, and the payout of the long-term incentive plan in 2000. The increase in working capital was offset in part by higher net income.

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

Working Capital

     As of September 30, 2000, current assets exceeded current liabilities by $70.3, while at December 31, 1999, current liabilities exceeded current assets by $375.0. The increase in current assets over current liabilities was primarily due to a decrease in short-term net debt (debt less cash equivalents) reflecting the refinancing of short-term commercial paper borrowings with the proceeds of the Notes discussed in the Capital Resources section above and Note 13 to the Consolidated Financial Statements, an increase in net inventories, primarily due to higher sales volume and additional stock on hand to protect service levels, and decreases in accounts payable, accrued compensation and other accrued liabilities. The decline in payables and accrued liabilities reflects the seasonal pattern of Avon's operations, the timing of cash payments and the payout of the cash component of the Company's three-year long-term incentive plan in 2000.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

     Avon's liquidity results from its ability to generate significant cash flows from operations and its ample unused borrowing capacity. The aforementioned acceleration of the Company's share repurchase program resulted in a shareholders' deficit balance at September 30, 2000 of $339.4. Avon's credit agreements do not contain any provisions or requirements with respect to working capital.

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