Form 10-K/A
period 2000-12-31
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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
              --------------------------------------------------
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

General

     The Company is a global manufacturer and marketer of beauty and related products, which include cosmetics, fragrance and toiletries ("CFT"); "Beauty Plus" which consists of jewelry, watches and accessories, and apparel; and "Beyond Beauty" which consists of gift and decorative, home entertainment, and health and nutrition products. Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon's business is comprised of one industry segment, direct selling, which is conducted in North America, Latin America, the Pacific and Europe. The Company's reportable segments are based on geographic operations. Financial information relating to the reportable segments is incorporated by reference to the analysis of net sales and operating profit by geographic area, and to Note 12 of the Notes to the Consolidated Financial Statements, in Avon's Restated 2000 Annual Report to Shareholders.

Business Process Redesign

     In October 1997, the Company announced a worldwide business process redesign ("BPR") program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $136.4 pretax ($111.9 net of tax, or $.43 per share on a basic and diluted basis) for the year ended December 31, 1999 and $154.4 pretax($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998. At December 31, 2000, the remaining liability balance was $7.9, which relates primarily to severance costs that will be paid in 2001.

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

     Avon's consolidated net sales, by classes of principal products, are as follows:

                                            Years ended December 31
                                         ----------------------------
                                             2000      1999      1998
                                         --------  --- ----  --------
Cosmetics, fragrance and toiletries      $3,501.3  $3,220.8  $3,181.1

Beauty Plus:
    Fashion jewelry                         323.4     313.4     294.5
    Accessories                             275.8     223.9     222.4
    Apparel                                 476.3     474.5     469.1
    Watches                                  68.6      49.8      42.1
Beyond Beauty and Other*                  1,036.3   1,006.7   1,003.5
                                         --------  --------  --------
Total net sales                          $5,681.7  $5,289.1  $5,212.7
                                         ========  ========  ========

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


ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices per Share of Common Stock by Quarter" in Avon's 2000 Restated Annual Report to Shareholders.


                                    PART II

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

     The information for the five-year period 1996 through 2000 is incorporated by reference to the "Eleven-Year Review" in Avon's Restated 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (RESTATED)

     This information is incorporated by reference to "Management's Discussion and Analysis" in Avon's Restated 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to "Risk Management Strategies and Market Rate Sensitive Instruments" and in Avon's Restated 2000 Annual Report to Shareholders for information concerning market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (RESTATED)

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes", together with the report thereon of PricewaterhouseCoopers LLP, and "Results of Operations by Quarter" in Avon's Restated 2000 Annual Report to Shareholders.

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

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:
                                                                      Elected
Title                                         Name              Age   Officer
-----                                         ----              ---   -------

Chief Executive Officer and Director......Andrea Jung            42      1997(1)

President and Chief Operating Officer,
   and Director ..........................Susan J. Kropf         52      1997(2)
Executive Vice President, Asia Pacific....Fernando Lezama        61      1997
Executive Vice President and
   Chief Financial Officer................Robert J. Corti        51      1988
Senior Vice President and
   General Counsel........................Gilbert L. Klemann, II 50      2001(3)
Senior Vice President, Human Resources....Jill Kanin-Lovers      49      1998
Vice President and Controller.............Janice Marolda         40      1998

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
         ON FORM 8-K (RESTATED)

                                                         Form 10-K/A
                                                         Page Number
                                                         -----------
(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries (as restated)

         Consolidated statements of income for
            each of the years in the three-year
            period ended December 31, 2000............        19
         Consolidated balance sheets at
           December 31, 2000 and 1999.................        20
         Consolidated statements of cash flows
           for each of the years in the three-year
           period ended December 31, 2000.............        21
         Consolidated statements of changes in
           shareholders' (deficit) for each
           of the years in the three-year period
           ended December 31, 2000....................        22
         Notes to consolidated financial
           statements.................................     23-50
         Report of Independent Accountants
           PricewaterhouseCoopers LLP.................        51

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

10.13* Stock Option Agreement between Avon and Stanley C. Gault dated November 4, 1999 (incorporated by reference to Exhibit 10.13 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1999).

10.14* Avon Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form 14A as filed with the Commission on March 27, 2000 (File No. 1-04881)).

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

10.17* Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 2000).

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

13 Portions of the Restated Annual Report to Shareholders for the year ended December 31, 2000 incorporated by reference in response to Items 1,5 through 8 in this filing.

18 Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle (incorporated by reference to Exhibit 18 to Avon's Annual Report on Form 10-K for the year ended December 31, 1999).

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Avon's Report Annual Report on Form 10-K for the year ended December 31, 2000).

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

(c) Avon's Annual Report on Form 10-K/A for the year ended December 31, 2000, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K/A.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Avon Products, Inc.
                                                  -------------------
                                                      (Registrant)

Date: August 12, 2002                             /s/JANICE MAROLDA.
                                                  ------------------------------
                                                  Janice Marolda
                                                  Vice President,
                                                  Controller
                                                  Principal Accounting Officer

                    REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2001, except for Notes 2 and 15 as to which the date is July 31, 2002, appearing in the 2000 Annual Report to Shareholders of Avon Products, Inc., which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
New York, New York
January 25, 2001, except for Notes 2 and 15 as to which the date is July 31, 2002.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the Registration Statements on Form S-3 (Reg. No. 33-45808) and Form S-8 (Reg. Nos. 33-43820, 33-47209, 33-65989 and 33-65998) of Avon Products, Inc. of our report dated January 25, 2001, except for Notes 2 and 15 as to which the date is July 31, 2002, relating to the financial statements which appear in the 2000 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K/A. We also consent to the incorporation by reference of our report dated January 25, 2001, except for Notes 2 and 15 as to which the date is July 31, 2002, relating to the financial statement schedule, which appears in this Form 10-K/A.


PricewaterhouseCoopers LLP
New York, New York
August 12, 2002

                      AVON PRODUCTS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)
                            Years ended December 31


                                           Additions
                                      ---------------------
                         Balance    Charged
                           at      to costs    Charged              Balance
                        beginning     and     to other              at end
                        of period  expenses   accounts  Deductions  of period
                        ---------  --------   --------  ----------  ---------

2000
Allowance for doubtful
   accounts receivable   $  40.0    $  94.3    $    --   $ 95.1(a)    $39.2
                         =======    =======    =======   ======       =====

1999
Allowance for doubtful
  accounts receivable    $  49.0    $  87.5    $    --    $ 96.5(a)   $40.0
                         =======    =======    =======    =====       =====

1998
Allowance for doubtful
  accounts receivable    $  35.5    $  91.3    $    --    $77.8(a)    $49.0
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

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                  FORM 10-K/A


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 2000
                         Commission file number 1-4881

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

10.13* Stock Option Agreement between Avon and Stanley C. Gualt dated November 4, 1999 (incorporated by reference to Exhibit 10.13 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1999).

10.14 Avon Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form 14A as filed with the Commission on March 27, 2000 (File No. 1-04881)).

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

10.17* Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 2000).

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

13 Portions of the Restated Annual Report to Shareholders for the year ended December 31, 2000 incorporated by reference in response to Items 1,5 through 8 in this filing.

18 Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle (incorporated by reference to Exhibit 18 to Avon's Annual Report on Form 10-K for the year ended December 31, 1999).

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2000).

23 Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K/A).

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.