Form 10-Q/A
period 2001-03-31
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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

                         Commission file number 1-4881



                               AVON PRODUCTS, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           New York                                        13-0544597
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                        Identification No.)


          1345 Avenue of the Americas, New York, N.Y.  10105-0196
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

                                                                        Page
                                                                     Numbers
                                                                     -------
Introductory Note - Restatements................................           3

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended March 31, 2001 (Restated) and
             March 31, 2000.....................................           4

         Consolidated Balance Sheets
           March 31, 2001 (Restated) and December 31, 2000......           5

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 (Restated) and
             March 31, 2000.....................................           6

         Notes to Consolidated Financial Statements(Restated)...        7-18


Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition(Restated).      19-27


                   Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....          28

Item 6.  Exhibits and Reports on Form 8-K.......................          29

Signature ......................................................          30

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

                          PART I. FINANCIAL INFORMATION

                               AVON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                       Three months ended
                                                            March 31
                                                      --------------------
                                                       2001          2000
                                                 (Restated Note 2)  ------
                                                  ---------------
                                                           (unaudited)

Net sales...........................................   $1,346.4    $1,306.3

Other revenue.......................................       10.6        10.4
                                                       --------     -------
Total revenue.......................................    1,357.0     1,316.7

Costs, expenses and other:
  Cost of sales  ...................................      512.5       501.4
  Marketing, distribution and
    administrative expenses.........................      698.7       677.4
                                                       --------    --------
Operating profit....................................      145.8       137.9

  Interest expense..................................       19.7        19.9
  Interest income...................................       (2.0)       (1.8)
  Other expense, net................................        1.6        10.2
                                                       --------    --------
Total other expense, net ...........................       19.3        28.3
                                                       --------    --------
Income from continuing operations before taxes,
  minority interest and cumulative effect
  of accounting changes.............................      126.5       109.6
Income taxes........................................       44.5        39.1
                                                       --------    --------
Income before minority interest and cumulative
  effect of accounting changes......................       82.0        70.5
Minority interest...................................          -           -
                                                       --------    --------
Income from continuing operations before
  cumulative effect of accounting changes...........       82.0        70.5
Cumulative effect of accounting changes, net of taxes      (0.3)       (6.7)
                                                       --------    --------
Net income .........................................   $   81.7    $   63.8
                                                       ========    ========
Basic earnings per share:
  Continuing operations.............................   $    .34    $    .30
  Cumulative effect of accounting changes...........          -        (.03)
                                                       --------    --------
                                                       $    .34    $    .27
                                                       ========    ========
Diluted earnings per share:
  Continuing operations ............................   $    .34    $    .30
  Cumulative effect of accounting changes...........          -        (.03)
                                                       --------    --------
                                                       $    .34    $    .27
                                                       ========    ========
The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In millions)

                                                    March 31     December 31
                                                      2001           2000
                                                (Restated-Note 2)  --------
                                                 ---------------
                                                        (unaudited)
ASSETS
Current assets:
Cash and cash equivalents........................    $   92.5      $  122.7
Accounts receivable..............................       490.1         499.0
Income tax receivable ...........................           -          95.2
Inventories......................................       662.9         610.6
Prepaid expenses and other.......................       218.6         218.2
                                                     --------      --------
Total current assets.............................     1,464.1       1,545.7
                                                     --------      --------

Property, plant and equipment, at cost...........     1,510.0       1,520.4
Less accumulated depreciation....................       751.6         754.7
                                                     --------      --------
                                                        758.4         765.7
Other assets.....................................       524.2         499.9
                                                     --------      --------
Total assets.....................................    $2,746.7      $2,811.3
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT)EQUITY
Current liabilities:
Debt maturing within one year....................    $  120.0      $  105.4
Accounts payable.................................       362.2         391.3
Accrued compensation.............................        88.6         138.2
Other accrued liabilities........................       257.6         251.7
Sales and taxes other than income................        97.2         101.1
Income taxes.....................................       363.5         371.6
                                                     --------      --------
Total current liabilities........................     1,289.1       1,359.3
                                                     --------      --------
Long-term debt...................................     1,144.4       1,108.2
Employee benefit plans...........................       388.2         397.2
Deferred income taxes............................        30.6          31.3
Other liabilities................................        93.4          95.2

Share repurchase commitments (Note 12)                   40.0          51.0

Shareholders'(deficit)equity:
Common stock.....................................        88.7          88.6
Additional paid-in capital.......................       842.0         824.1
Retained earnings................................     1,161.2       1,124.7
Accumulated other comprehensive loss  ...........      (420.1)       (399.1)
Treasury stock, at cost..........................    (1,910.8)     (1,869.2)
                                                     --------      --------
Total shareholders'(deficit)equity...............      (239.0)       (230.9)
                                                     --------      --------
Total liabilities and shareholders'(deficit)equity   $2,746.7      $2,811.3
                                                     ========      ========

The accompanying notes are an integral part of these statements

                               AVON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                           2001         2000
                                                    (Restated Note 2)  ------
                                                     ---------------
                                                             (unaudited)
Cash flows from operating activities:
Net income..............................................  $ 81.7       $ 63.8
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
Special and non-recurring payments......................    (2.3)        (6.4)
Cumulative effect of accounting changes.................      .3          6.7
Depreciation and amortization...........................    26.4         26.7
Provision for doubtful accounts.........................    30.4         29.0
Foreign exchange losses.................................     2.8           .8
Amortization of debt discount...........................     3.7         (1.6)
Deferred income taxes...................................    (1.7)         3.0
Other...................................................     3.3          2.2
Changes in assets and liabilities:
  Accounts receivable...................................   (32.2)       (19.1)
  Income tax receivable.................................    95.2            -
  Inventories...........................................   (62.1)       (91.6)
  Prepaid expenses and other............................   (10.7)        (8.5)
  Accounts payable and accrued liabilities..............   (63.3)      (156.1)
  Income and other taxes................................    (4.5)       (10.9)
  Noncurrent assets and liabilities.....................     1.1         12.3
                                                          ------       ------
Net cash provided by (used in) operating activities.....    68.1       (149.7)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (27.6)       (29.9)
Disposal of assets......................................     1.5          2.2
Other investing activities..............................    (5.2)        (0.7)
                                                          ------       ------
Net cash used by investing activities...................   (31.3)       (28.4)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (47.0)       (45.8)
Book overdraft..........................................      .2         22.2
Debt, net (maturities of three months or less)..........    26.3        211.3
Proceeds from short-term debt...........................    18.8          5.4
Retirement of short-term debt...........................   (27.4)       (18.2)
Repurchase of common stock..............................   (40.2)       (16.9)
Proceeds from exercise of stock options, net of taxes...     7.4           .2
                                                          ------       ------
Net cash (used in) provided by financing activities.....   (61.9)       158.2
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.    (5.1)        (5.2)
                                                          ------       ------
Net decrease in cash and equivalents....................   (30.2)       (25.1)
Cash and equivalents at beginning of period.............   122.7        117.4
                                                          ------       ------
Cash and equivalents at end of period................... $  92.5      $  92.3
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

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, the Company recorded a charge to earnings of $0.3, net of a tax benefit of $0.2, to reflect the change in time-value of Avon's outstanding options from the date of the options' inception through the date of transition (January 1, 2001). The Company also recorded a charge to shareholders'(deficit)equity of $3.9, net of a tax benefit of $2.1, included in accumulated other comprehensive loss to recognize the fair value of all derivatives designated as cash-flow hedging instruments, which the Company expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 7 and 11 of the Notes to Consolidated Financial Statements.

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

         In March 2000, the EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" ("EITF 00-7"). Equity derivative contracts that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. In September 2000, the

                               AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

EITF reached a consensus on Issue No.00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts should be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with a cumulative catch-up adjustment to be recorded at that time. Additionally, any contracts entered into prior to September 20, 2000, which were not revised to comply with the requirements of EITF 00-19 by December 31, 2000, were reclassified out of permanent equity and into temporary equity pursuant to Accounting Series Release No. 268. At March 31, 2001, contracts aggregating $40.0 do not comply with the provisions of EITF 00-19 and have been included in the accompanying Consolidated Balance Sheets in Share repurchase commitments with a corresponding decrease in Additional paid-in capital. Subsequent to March 31, 2001, all of these contracts have been settled.

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

Accounting Changes

     In addition, the Form 10-Q/A reflects the following changes to prior period financial information for which a Form 10-Q/A was not previously filed. These changes are primarily the result of the previously disclosed adoption of new accounting pronouncements and are unrelated to the restatements described above and the FIRST project:

     o Reclassifications made to reported 2001 and 2000 financial information as a result of the adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" and EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". The adoption of these EITFs had no impact on Operating profit, Net income or Earnings per share; and

     o Reclassifications made to reported financial information to conform with the 2002 presentation primarily relating to the sale of fundraising products in the U.S. Previously, the net sales and fundraising expenses associated with certain U.S. fundraising products had been included within Marketing, distribution and administrative expenses. This reclassification resulted in an increase to Net sales, Cost of sales and Marketing, distribution and administrative expenses of $1.1, $0.6 and $0.5, respectively, for the three months ended March 31, 2001 and had no impact on reported Operating profit, Net income or Earnings per share.

     The effects of these restatements and accounting changes on the Consolidated Financial Statements are set forth below:

                                                   Consolidated Balance Sheet
                                                      As of March 31, 2001
                                              ----------------------------------
                                                  As                    As
                                              Reported(1)            Restated(2)
                                              -----------           -----------
Property, plant and equipment, at cost         $1,512.7              $1,510.0
Other assets                                      536.6                 524.2
Total assets                                    2,761.8               2,746.7
Retained earnings                               1,176.3               1,161.2
Total liabilities and shareholder's
  (deficit) equity                              2,761.8               2,746.7

(1)  As reported in Avon's Form 10-Q for the quarter ended March 31, 2001.

(2)  Includes the effects of restatements and accounting changes outlined above.

Note: Refer to Avon's Form 10-Q/A for quarter ended March 31, 2000 for restatements to 2000 information.

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

                          AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

         For the three months ended March 31, 2001 and 2000, the components of basic and diluted earnings per share are as follows:

                                                2001      2000
Numerator:
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting changes                        $  82.0    $  70.5

   Cumulative effect of accounting changes      (0.3)      (6.7)
                                             --------   -------
   Net Income                                $  81.7    $  63.8
                                             ========   =======

Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   changes                                   $  82.0    $  70.5

   Interest expense on convertible notes,
   net of taxes                                  2.5          -
                                             --------   -------
   Income for purposes of computing diluted
   EPS before cumulative effect of
   accounting changes                           84.5       70.5

   Cumulative effect of accounting changes      (0.3)      (6.7)
                                             --------   -------
   Net income for purposes of computing
   diluted EPS                               $  84.2    $  63.8
                                             ========   =======
Denominator:
Basic EPS weighted-average shares
   outstanding                                 237.91    237.64
Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                         1.90      1.51
   Assumed conversion of convertible notes       6.96         -
                                             --------   -------

Diluted EPS adjusted weighted-average
   shares outstanding                          246.77    239.15
                                             ========   =======

Basic EPS:
   Continuing operations                     $    .34   $   .30
   Cumulative effect of accounting changes          -      (.03)
                                             --------   -------
                                             $    .34   $   .27
                                             ========   =======
Diluted EPS:
   Continuing operations                     $    .34   $   .30
   Cumulative effect of accounting changes          -      (.03)
                                             --------   -------
                                             $    .34   $   .27
                                             ========   =======


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

                               AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

5.  INVENTORIES
                                   March 31            December 31
                                       2001                   2000
                                      -----                   ----
    Raw materials................    $175.4                 $168.0
    Finished goods...............     487.5                  442.6
                                     ------                 ------
                                     $662.9                 $610.6
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

8. COMPREHENSIVE INCOME(LOSS)

    For the three months ended March 31, 2001 and 2000, the components of comprehensive income (loss) are as follows:

                                                 2001       2000
                                                 ----       ----
Net income                                     $ 81.7     $ 63.8
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments                  (17.0)      (2.6)
    Unrealized loss on available-for-sale
       securities, net of taxes of $1.4          (2.6)         -
    Net losses on derivative instruments,
       net of taxes of $0.8                      (1.4)         -
                                               ------     ------

Comprehensive income                           $ 60.7     $ 61.2
                                               ======     ======

         At March 31, 2001, the Company estimates that $1.4 of the net losses recorded in other comprehensive loss related to forward contracts designated as cash flow hedges will be reclassified to earnings during the next twelve months.

                               AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

         The components of the net losses on derivative instruments as of March 31, 2001 are as follows:

Net losses on derivative instruments at December 31, 2000         $   -
   Cumulative effect of accounting change, net of taxes of $2.1    (3.9)
   Net gains on derivative instruments net of taxes of $0.2          .5
   Reclassification to earnings, net of taxes of $1.1               2.0
                                                                  -----
Net losses on derivative instruments at March 31, 2001            $(1.4)
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
                               =======

     The 1999 special and non-recurring charges by category of expenditures are as follows:

                               Special         Cost of
                                Charge       Sales Charge       Total
                               -------       ------------       -----
Employee severance costs       $  57.0         $     -        $  57.0
Inventories                          -            46.0           46.0
Write-down of assets to
   net realizable value           11.6               -           11.6
Recognition of foreign currency
   translation adjustment          9.8               -            9.8
Other                             12.0               -           12.0
                               -------          ------         ------
   Total                       $  90.4         $  46.0        $ 136.4
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

10.  ASSET IMPAIRMENT CHARGE

In the first quarter of 1999, Avon recorded a Special charge of $151.2 pretax, which included the write off of $14.8 in pre-tax costs ($10.0 after tax) associated with a portion of the order management software system known as the FIRST project. The balance of the FIRST project's development costs had been carried as an asset until the third quarter of 2001, when Avon recorded a pre tax charge of $23.9 ($14.5 after tax) to write off the carrying value of costs related to that project. The non-cash charge recorded in the third quarter of 2001 included software development costs, certain hardware, software interfaces and other related costs. Prior to the write off, the capitalized software was included in Property, plant and equipment, at cost, and Other assets on the Consolidated Balance Sheet.

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

     See the Introductory Note-Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

                               AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

11.  SEGMENT INFORMATION

     Summarized financial information concerning the Company's reportable segments is as follows:

                                                 Three Months Ended
                                                     March 31
                                                 ------------------
                                            2001                  2000
                                            ----                  ----
                                      Net     Operating      Net     Operating
                                     Sales     Profit       Sales      Profit
                                     -----    ---------     -----    ---------

North America:
      U.S.                        $  461.0   $     82.4   $ 450.9      $ 81.1
      Other*                          56.5          2.3      58.7         4.8
                                     -----        -----     -----      ------
      Total                          517.5         84.7     509.6        85.9
                                     -----        -----     -----      ------
International:
      Latin America North**          216.3         47.6     188.2        39.9
      Latin America South**          213.0         30.6     215.4        29.9
                                    ------        -----     -----      ------
        Latin America                429.3         78.2     403.6        69.8
      Pacific                        181.9         20.7     191.1        22.4
      Europe                         219.5         26.9     202.0        20.6
                                     -----        -----     -----      ------
      Total International            830.7        125.8     796.7       112.8
                                     -----        -----     -----      ------

Total from operations            $ 1,348.2        210.5  $1,306.3       198.7

Global expenses                       (1.8)       (64.7)        -       (60.8)
                                 ---------      -------   -------      ------
Total                            $ 1,346.4      $ 145.8  $1,306.3     $ 137.9
                                 =========      ======== ========      ======

* Includes operating information for Canada, Puerto Rico and start-up costs associated with the U.S. retail business.

**Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

                              AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

     The following table presents consolidated net sales by classes of principal products, as of March 31:

                                              2001            2000
                                              ----            ----

Cosmetics, fragrance and toiletries       $  862.7        $  822.9
Beauty Plus:
   Fashion jewelry                            67.9            76.8
   Accessories                                67.5            62.0
   Apparel                                   117.6           109.4
   Watches                                    19.9            13.5
                                          --------        --------
                                             272.9           261.7
Beyond Beauty and Other*                     210.8           221.7
                                          --------        --------
Total net sales                           $1,346.4        $1,306.3
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

13.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

     As of March 31, 2001, the Company has entered into a loan agreement to borrow Japanese yen to hedge Avon's net investment in it's Japanese subsidiary. For the three months ended March 31, 2001, a $2.9 gain related to the revaluation of this foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets. See Note 14 of the Notes to Consolidated Financial Statements.

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

14.  DEBT

        In February 2001, Avon entered into a loan agreement to borrow 5.5 billion Japanese yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. On April 9, 2001, Avon amended this loan agreement to increase the amount borrowed
8.0 billion Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. On May 15, 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan will bear interest at a per annum rate equal to 0.455%. The loan is designated as a hedge of Avon's net investment in Japan. See Note 13 to the Notes to Consolidated Financial Statements.

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

15.  SUBSEQUENT EVENT

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

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition (Restated)

Results of Operations--Three Months Ended March 31, 2001 and 2000.

Consolidated

     For the three-months ended March 31, 2001, net income was $81.7, or $.34 per share on a basic and diluted basis, compared with net income of $63.8, or $.27 per share on a basic and diluted basis, in 2000. Operating profit was $145.8 in 2001 compared to $137.9 in 2000.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, the Company recorded a charge to earnings of $0.3, net of a tax benefit of $0.2 to reflect the change in time-value of Avon's outstanding options from the date of the options' inception through the date of transition (January 1, 2001). The Company also recorded a charge to shareholders' (deficit)equity of $3.9, net of a tax benefit of $2.1, in accumulated other comprehensive loss to recognize the fair value of all derivatives designated as cash-flow hedging instruments, which the Company expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 8 and 13 of the Notes to Consolidated Financial Statements.

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

     Gross margin increased 0.3 percentage points in the first three-month period of 2001 compared to the same period of 2000 resulting from improvements in all regions, most significantly in Venezuela, the United Kingdom, Brazil, Russia and most major markets in the Pacific region.

     Marketing, distribution and administrative expenses increased $21.3, or 3%, for the three-months ended March 31, 2001 over the comparable period of 2000 due to increases in all regions, excluding the Pacific region, which remained level. Marketing, distribution and administrative expenses as a percentage of sales remained relatively flat primarily due to higher expense ratios in Argentina, Germany, Poland and most markets in the Pacific region, offset by improved ratios in Venezuela, Mexico, Brazil and Russia.

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

     Other expense (income), net of $1.6 was $8.6 favorable to the comparable period of 2000 mainly due to foreign exchange losses during 2000 on forward contracts in Brazil and Mexican peso hedge contracts as well as favorable foreign exchange movements in 2001 on Japanese yen contracts.

     The effective tax rate was 35.2% in the first quarter of 2001 versus 35.7% in the first quarter of 2000, due to dividend planning and the earnings mix and tax rates of international subsidiaries.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales increased 2% in the first quarter of 2001 over the prior year. The U.S business, which represents almost 90% of the North American segment, reported a sales increase of 2% for the first three-months of 2001. The increase resulted from a 3% increase in the average number of active Representatives. U.S. sales of cosmetics, fragrance and toiletries ("CFT") grew 6% during the first quarter reflecting a 43% increase in hair care, due to successful new product launches in 2000 which created momentum in 2001 and increased exposure in brochures. Color cosmetics reported strong increases versus prior year, driven by new product activity and the relaunch of Beyond Color. Skin care, the U.S.'s most profitable CFT segment, grew double-digits, partly due to the continued powerful performance of Anew Retroactive. Furthermore, sales of apparel and accessories posted a 21% growth primarily due to growth in intimate apparel, footwear and eyewear. Growth in watches was driven by a strategic decision to offer more concepts in 2001, including new licensed products such as Harry Potter. Partially offsetting these sales improvements was a decline in the jewelry category, mainly due to the successful launch of powerbeads in 2000 and lower sales in home entertainment, resulting from fewer new product concepts in 2001.

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

     U.S. dollar sales in the Pacific region declined 5% but increased 6% in local currency on 8% unit growth and a 13% increase in active Representatives. In 2001, U.S. dollar sales for most major markets were negatively impacted by foreign exchange, most significantly Japan and the Philippines. In Japan, local currency sales increased 4% on strong unit growth, particularly in makeup and apparel categories. The Philippines also posted strong increases in units as well as active Representatives, which resulted in double-digit local currency sales growth versus 2000, predominantly in the apparel category. In China, sales growth of 40% was driven by the success of consumer initiatives, such as sampling and promotions in major department stores and television advertising. U.S. dollar and local currency sales in Taiwan declined double digits due to the recent economic slowdown, which has negatively impacted unemployment rates and consumer consumption this year.

     International operating profit increased 12% in the first quarter of 2001 compared to the same period in 2000.

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

         Operating profit in the Pacific region declined 8% in the first quarter of 2001 resulting from the negative impact of foreign currency translation, discussed above, and a higher operating expense ratio, partially offset by favorable gross margin. Japan's operating margin improved 0.3 points largely due to BPR efforts, which continue to generate significant savings across all expense areas. An improvement in the gross margin in the Philippines was primarily due to the conversion of Avon owned beauty centers to service centers which shifted certain commission expenses to operating expenses, coupled with better margin performance on all product categories. China's operating margin improved dramatically due to a favorable operating expense ratio resulting from significantly higher sales. While gross margin in Taiwan improved due to favorable sales mix versus 2000, operating margin declined slightly due to higher fixed expenses on a lower sales base. Overall, the first quarter operating margin in the Pacific was down 0.3 points versus the prior year.

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

     In February 2001, Avon entered into a loan agreement to borrow 5.5 billion Japanese Yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. On April 9, 2001, Avon amended this loan agreement to increase the amount borrowed to 8.0 billion Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. On May 15, 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan will bear interest at a per annum rate equal to 0.455%. The loan is designated as a hedge of Avon's net investment in Japan. See Note 13 to the Notes to Consolidated Financial Statements.

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

                               AVON PRODUCTS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

         As of March 31, 2001, the Company expects to reclassify $1.4 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to (a) foreign currency royalties (b) intercompany loan settlements and (b) actual foreign currency denominated purchases or receipts. The maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted transactions is twelve months.

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



                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date: August 12, 2002                 By /s/JANICE MAROLDA
                                      ----------------------------
                                      Janice Marolda
                                      Vice President,
                                      Controller
                                      Principal Accounting Officer

                                      Signed both on behalf of the registrant
                                      and as principal accounting officer.