Form 10-Q/A
period 2001-06-30
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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

                         Commission file number 1-4881



                                AVON PRODUCTS, INC.
 ----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)



           New York                                        13-0544597
-------------------------------                         -------------
(State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                        Identification No.)


          1345 Avenue of the Americas, New York, N.Y.  10105-0196
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

                                                                     Page
                                                                  Numbers
                                                                  -------
Introductory Note - Restatements..............................          3

Item 1.  Financial Statements

         Consolidated Statements of Operations
           Three Months Ended June 30, 2001 (Restated)
               and June 30, 2000...............................         4
           Six Months Ended June 30, 2001 (Restated)
               and June 30, 2000...............................         5

         Consolidated Balance Sheets
           June 30, 2001 (Restated) and December 31, 2000......         6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2001 (Restated)
               and June 30, 2000...............................         7

         Notes to Consolidated Financial Statements (Restated).      8-21



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition
         (Restated)............................................     22-31



                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K......................        32

Signature .....................................................        33

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

                               AVON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                          PART I. FINANCIAL INFORMATION

                                                         Three months ended
                                                               June 30
                                                         ------------------
                                                           2001       2000
                                                     (Restated Note 2) -------
                                                     ---------------
                                                           (unaudited)

Net sales...........................................   $1,457.0    $1,386.4

Other revenue.......................................       10.2        10.0
                                                       --------     -------
Total revenue.......................................    1,467.2     1,396.4

Costs, expenses and other:
  Cost of sales  ...................................      535.7       511.9
  Marketing, distribution and administrative expenses     695.4       663.3
                                                       --------    --------
Operating profit....................................      236.1       221.2

  Interest expense..................................       18.9        22.8
  Interest income...................................       (4.2)       (2.1)
  Other expense, net................................        7.3         4.6
                                                       --------    --------
Total other expense, net ...........................       22.0        25.3
                                                       --------    --------

Income before taxes and minority interest...........      214.1       195.9
Income taxes........................................       74.7        69.5
                                                       --------    --------
Income before minority interest.....................      139.4       126.4
Minority interest...................................       (1.5)       (1.0)
                                                       --------    --------
Net income .........................................   $  137.9    $  125.4
                                                       ========    ========

Earnings per share:
  Basic.............................................   $    .58    $    .53
                                                       ========    ========
  Diluted...........................................   $    .57    $    .52
                                                       ========    ========

The accompanying notes are an integral part of these statements.

                               AVON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                          Six months ended
                                                               June 30
                                                          -----------------
                                                           2001       2000
                                                    (Restated Note 2)------
                                                    ---------------
                                                            (unaudited)

Net sales...........................................   $2,803.4    $2,692.7

Other revenue.......................................       20.8        20.4
                                                       --------     -------
Total revenue.......................................    2,824.2     2,713.1

Costs, expenses and other:
  Cost of sales  ...................................    1,048.2     1,013.3
  Marketing, distribution and administrative expenses   1,394.1     1,340.7
                                                       --------    --------
Operating profit....................................      381.9       359.1

  Interest expense..................................       38.6        42.7
  Interest income...................................       (6.2)       (3.9)
  Other expense, net................................        8.9        14.8
                                                       --------    --------
Total other expense, net ...........................       41.3        53.6
                                                       --------    --------
Income from continuing operations before taxes,
  minority interest and cumulative effect
  of accounting changes.............................      340.6       305.5
Income taxes........................................      119.2       108.6
                                                       --------    --------
Income before minority interest and cumulative
  effect of accounting changes......................      221.4       196.9
Minority interest...................................       (1.5)       (1.0)
                                                       --------    --------
Income from continuing operations before
  cumulative effect of accounting changes...........      219.9       195.9
Cumulative effect of accounting changes, net of taxes      (0.3)       (6.7)
                                                       --------    --------
Net income .........................................   $  219.6    $  189.2
                                                       ========    ========

Basic earnings per share:
  Continuing operations.............................   $    .93    $    .82
  Cumulative effect of accounting changes...........          -        (.03)
                                                       --------    --------
                                                       $    .93    $    .79
                                                       ========    ========

Diluted earnings per share:
  Continuing operations ............................   $    .91    $    .82
  Cumulative effect of accounting changes...........          -        (.03)
                                                       --------    --------
                                                       $    .91    $    .79
                                                       ========    ========

The accompanying notes are an integral part of these statements.

                               AVON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                       June 30   December 31
                                                         2001         2000
                                                    (Restated Note 2)  -------
                                                    ---------------
                                                          (unaudited)
ASSETS
Current assets:
Cash and cash equivalents........................    $  151.7      $  122.7
Accounts receivable..............................       477.9         499.0
Income tax receivable ...........................           -          95.2
Inventories......................................       686.5         610.6
Prepaid expenses and other.......................       230.9         218.2
                                                     --------      --------
Total current assets.............................     1,547.0       1,545.7
                                                     --------      --------

Property, plant and equipment, at cost...........     1,518.0       1,520.4
Less accumulated depreciation....................       757.2         754.7
                                                     --------      --------
                                                        760.8         765.7
Other assets.....................................       515.1         499.9
                                                     --------      --------
Total assets.....................................    $2,822.9      $2,811.3
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT)EQUITY
Current liabilities:
Debt maturing within one year....................    $  145.6      $  105.4
Accounts payable.................................       348.9         391.3
Accrued compensation.............................       106.3         138.2
Other accrued liabilities........................       244.0         251.7
Sales and taxes other than income................        92.7         101.1
Income taxes.....................................       391.5         371.6
                                                     --------      --------
Total current liabilities........................     1,329.0       1,359.3
                                                     --------      --------
Long-term debt...................................     1,139.0       1,108.2
Employee benefit plans...........................       383.5         397.2
Deferred income taxes............................        29.3          31.3
Other liabilities................................        98.3          95.2

Share repurchase commitments                                -          51.0

Shareholders'(deficit)equity:
Common stock.....................................        88.8          88.6
Additional paid-in capital.......................       893.3         824.1
Retained earnings................................     1,254.2       1,124.7
Accumulated other comprehensive loss  ...........      (422.2)       (399.1)
Treasury stock, at cost..........................    (1,970.3)     (1,869.2)
                                                     --------      --------
Total shareholders'(deficit)equity...............      (156.2)       (230.9)
                                                     --------      --------
Total liabilities and shareholders'(deficit)equity   $2,822.9      $2,811.3
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                            Six months ended
                                                                 June 30
                                                           ------------------
                                                            2001         2000
                                                       (Restated Note 2) ----
                                                        ---------------
                                                                (unaudited)
Cash flows from operating activities:
Net income.............................................. $ 219.6      $ 189.2
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
Special and non-recurring payments......................    (4.1)       (10.1)
Cumulative effect of accounting changes.................     0.3          6.7
Depreciation and amortization...........................    53.0         45.0
Provision for doubtful accounts.........................    52.4         48.2
Foreign exchange losses.................................     8.1          1.5
Amortization of debt discount(premium) .................     7.3         (3.3)
Deferred income taxes...................................    (5.6)         5.4
Other...................................................     8.2          5.4
Changes in assets and liabilities:
  Accounts receivable...................................   (45.2)       (47.5)
  Income tax receivable.................................    95.2            -
  Inventories...........................................   (89.0)      (141.6)
  Prepaid expenses and other............................   (20.0)       (16.3)
  Accounts payable and accrued liabilities..............   (67.5)      (130.9)
  Income and other taxes................................    18.3         (5.8)
  Noncurrent assets and liabilities.....................     3.0         18.1
                                                          ------       ------
Net cash provided by(used in) operating activities......   234.0        (36.0)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (68.1)       (76.5)
Disposal of assets......................................     6.2          5.2
Other investing activities..............................    (5.3)        (1.1)
                                                          ------       ------
Net cash used by investing activities...................   (67.2)       (72.4)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (91.8)       (89.7)
Book overdraft..........................................    (1.0)        (8.5)
Debt, net (maturities of three months or less)..........    56.8        221.7
Proceeds from short-term debt...........................    41.7         25.6
Retirement of short-term debt...........................   (52.4)       (42.7)
Retirement of long-term debt............................     (.1)         (.1)
Repurchase of common stock..............................  (100.3)       (42.1)
Proceeds from exercise of stock options, net of taxes...    16.7         10.5
                                                          ------       ------
Net cash (used in)provided by financing activities......  (130.4)        74.7
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.    (7.4)        (7.8)
                                                          ------       ------
Net increase (decrease) in cash and equivalents.........    29.0        (41.5)
Cash and equivalents at beginning of period.............   122.7        117.4
                                                          ------       ------
Cash and equivalents at end of period................... $ 151.7      $  75.9
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

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, the Company recorded a charge to earnings of $0.3, net of a tax benefit of $0.2, in the first quarter of 2001 to reflect the change in time value of Avon's outstanding options from the dates of the options' inception through the date of transition (January 1, 2001). The Company also recorded a charge to shareholders' (deficit) equity of $3.9, net of a tax benefit of $2.1, included in accumulated other comprehensive loss to recognize the fair value of all derivatives designated as cash-flow hedging instruments, which the Company expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 8 and 11 of the Notes to Consolidated Financial Statements.

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

     o Reclassifications made to reported 2001 and 2000 financial information as a result of the adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" and EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". The adoption of these EITFs had no impact on Operating profit, Net inocme or Earnings per share; and

     o Reclassifications made to reported financial information to conform with the 2002 presentation primarily related to the sale of fundraising products in the U.S. Previously, the net sales and fundraising expenses associated with certain U.S. fundraising products had been included within Marketing, distribution and administrative expenses. This reclassification resulted in an increase to Net sales, Cost of sales and Marketing, distribution and administrative expenses of $7.1, $4.1 and $3.0, respectively, for the three months ended June 30, 2001 and $8.2, $4.7 and $3.5, respectively, for the six months ended June 30, 2001 and had no impact on reported Operating profit, Net Income or Earnings per share.

     The effects of these restatements and accounting changes on the Consolidated Financial Statements are set forth below:

                                                            Consolidated Statement of Operations
                                                              Three Months ended June 30, 2001
                                                        ----------------------------------------------
                                                            As                                  As
                                                        Reported(1)       (2)               Restated(3)
                                                        -----------       ----              -----------
Net sales                                                $1,452.5         $1,457.0          $1,457.0
Total revenue                                             1,462.7          1,467.2           1,467.2
Cost of sales                                               522.5            535.7             535.7
Marketing, distribution and
    administrative expenses                                 704.4            695.7             695.4
Operating profit                                            235.8            235.8             236.1
Income from continuing operations
    before taxes and minority interest                      213.8            213.8             214.1
Income taxes                                                 74.6             74.6              74.7
Income from continuing operations
    before minority interest                                139.2            139.2             139.4
Net income                                                  137.7            137.7             137.9
Basic earnings per share:
     Continuing operations                               $    .58          $   .58           $   .58
     Cumulative effect of accounting
     changes                                                    -                -                 -
                                                         --------          -------           -------
                                                         $    .58          $   .58           $   .58
                                                         ========          =======           =======
Diluted earnings per share:
     Continuing operations                               $    .57          $   .57           $   .57
     Cumulative effect of accounting
     changes                                                    -                -                 -
                                                         --------          -------           -------
                                                         $    .57          $   .57           $   .57
                                                         ========          =======           =======

                               AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

                                                             Consolidated Statement of Operations
                                                                Six Months ended June 30, 2001
                                                      ---------------------------------------------------
                                                          As                                      As
                                                      Reported(1)              (2)            Restated(3)
                                                      -----------             ----            -----------
         Net sales                                      $2,799.7            $2,803.4          $2,803.4
         Total revenue                                   2,820.5             2,824.2           2,824.2
         Cost of sales                                   1,023.6             1,048.2           1,048.2
         Marketing, distribution and
             administrative expenses                     1,415.3             1,394.4           1,394.1
         Operating profit                                  381.6               381.6             381.9
         Income from continuing operations
             before taxes, minority interest
             and cumulative effect of
             accounting changes                            340.3               340.3             340.6
         Income taxes                                      119.1               119.1             119.2
         Income from continuing operations
             before minority interest and
             cumulative effect of accounting change        221.2               221.2             221.4
         Income from continuing operations
             before cumulative effect of
             accounting changes                            219.7               219.7             219.9
         Net income                                        219.4               219.4             219.6
         Basic earnings per share:
             Continuing operations                      $    .92            $    .92           $   .93
             Cumulative effect of accounting change            -                   -                 -
                                                        --------            --------           -------
                                                        $    .92            $    .92           $   .93
                                                        ========            ========           =======
         Diluted earnings per share:
             Continuing operations                      $    .91            $    .91           $   .91
             Cumulative effect of accounting
             changes                                           -                   -                 -
                                                        --------            --------           -------
                                                        $    .91            $    .91           $   .91
                                                        ========            ========           =======

                                                                     Consolidated
                                                                    Balance Sheet
                                                                 As of June 30, 2001
                                                        ---------------------------------
                                                            As                    As
                                                        Reported(1)           Restated(3)
                                                        -----------           -----------
Property, plant and equipment, at cost                   $1,520.7              $1,518.0
Other assets                                                527.3                 515.1
Total assets                                              2,837.8               2,822.9
Retained earnings                                         1,269.1               1,254.2
Total liabilities and shareholder's
    (deficit) equity                                      2,837.8               2,822.9

(1) As reported in Avon's Form 10-Q for the quarterly period ended June 30, 2001.

(2)  Includes the effects of accounting changes outlined above.

(3)  Includes the effects of restatements and accounting changes outlined above.

Note: Refer to Avon's Form 10-Q/A for the quarter ended June 30, 2000 for restatements to 2000 information.

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

                               AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

     For the three and six months ended June 30, 2001 and 2000, the components of basic and diluted earnings per share are as follows:

                                               Three Months       Six Months
                                               Ended June 30     Ended June 30
Numerator:                                    2001      2000     2001     2000
                                              ----      ----     ----     ----
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting changes                     $  137.9   $ 125.4   $ 219.9  $195.9
   Cumulative effect of accounting changes       -         -      (0.3)   (6.7)
                                          --------   -------   -------  ------
   Net Income                             $  137.9   $ 125.4   $ 219.6  $189.2
                                          ========   =======   =======  ======
Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   changes                                $  137.9   $ 125.4   $ 219.9  $195.9
   Interest expense on convertible notes,
   net of taxes                                2.5         -       5.0       -
                                          --------   -------   -------  ------
   Income for purposes of computing diluted
   EPS before cumulative effect of
   accounting changes                        140.4     125.4     224.9   195.9
   Cumulative effect of accounting changes       -         -      (0.3)   (6.7)
                                          --------   -------   -------   -----
   Net income for purposes of computing
   diluted EPS                            $  140.4   $ 125.4   $ 224.6  $189.2
                                          ========   =======   =======  ======
Denominator:
Basic EPS weighted-average shares
   outstanding                              236.74    237.50    237.32  237.57
Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                      2.10      2.06      2.00    1.78
   Assumed conversion of convertible notes    6.96         -      6.96       -
                                           -------    ------    ------  ------
Diluted EPS adjusted weighted-average
   shares outstanding                       245.80    239.56    246.28  239.35
                                          ========   =======   =======  ======
Basic EPS:
   Continuing operations                  $    .58   $   .53   $   .93  $  .82
   Cumulative effect of accounting
     changes                                     -         -         -    (.03)
                                          --------  --------   -------  ------
                                          $    .58   $   .53   $   .93  $  .79
                                          ========   =======   =======  ======
Diluted EPS:
   Continuing operations                  $    .57   $   .52   $   .91  $  .82
   Cumulative effect of accounting
     changes                                     -         -         -    (.03)
                                          --------  --------   -------  ------
                                          $    .57   $   .52   $   .91  $  .79
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

5.  INVENTORIES
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

8. COMPREHENSIVE INCOME(LOSS)

    For the three and six months ended June 30, 2001 and 2000, the components of comprehensive income are as follows:

                                          Three Months            Six Months
                                          Ended June 30         Ended June 30
                                         2001       2000       2001       2000
                                         ----       ----       ----       ----
Net income                            $ 137.9    $ 125.4    $ 219.6    $ 189.2
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments           (2.5)     (20.9)     (19.5)     (23.6)
    Unrealized loss on available-
       for-sale securities,
       net of taxes of $0.6 and $0.8      1.1          -       (1.5)         -
    Net losses on derivative
       instruments, net of
       taxes of $0.2 and $1.0            (0.7)         -       (2.1)         -
                                       -------     ------     ------    ------
Comprehensive income                   $135.8      $104.5    $ 196.5    $165.6
                                       =======     ======     ======    ======

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

         For the three and six months ended June 30, 2001, the components of the net losses on derivative instruments are as follows:

                                                   Three Months     Six Months
                                                  Ended June 30    Ended June 30
                                                       2001               2001
                                                ---------------    -------------

Net losses on derivative instruments at
   Beginning of period                                $       -       $      -
   Cumulative effect of accounting change,
      net of taxes of $2.1                                    -           (3.9)
   Net losses on derivative instruments,
      net of taxes of $1.6 and $1.4                        (3.1)          (2.6)
   Reclassification to earnings, net of taxes
      of $1.4 and $2.5                                      2.4            4.4
                                                       --------       --------
Net losses on derivative instruments at
   June 30, 2001                                      $    (0.7)      $   (2.1)
                                                      =========       ========

9.  SPECIAL AND NON-RECURRING CHARGES

    In October 1997, the Company announced a worldwide business process redesign program to streamline operations and improve profitability through margin improvement and expense reductions. The special and non-recurring charges associated with this program totaled $136.4 pretax ($111.9 net of taxes, or $.43 per share on a basic and diluted basis) for the year ended December 31, 1999 and $154.4 pretax ($122.8 net of tax, or $.46 per share on a basic and diluted basis) for the year ended December 31, 1998.

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

    The liability balance at June 30, 2001 is as follows:

                              Special           Cost of
                               Charge      Sales Charge         Total
                              -------      ------------         -----
Balance at December 31, 2000   $  7.9             $   -        $  7.9
Cash expenditures                (4.1)                -          (4.1)
                               ------             -----         -----
Balance at June 30, 2001       $  3.8             $   -        $  3.8
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

     See the Introductory Note-Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

11.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                            Three Months Ended June 30
                                   ------------------------------------------
                                            2001                  2000
                                            ----                  ----
                                     Net      Operating     Net     Operating
                                    Sales       Profit     Sales      Profit
                                   -------    ---------   -------   ---------

North America:
      U.S.                        $  485.8      $ 101.7  $  458.2     $  96.2
      Other*                          59.4          5.7      58.6         6.6
                                     -----        -----     -----      ------
      Total                          545.2        107.4     516.8       102.8
                                     -----        -----     -----      ------
International:
      Latin America North**          251.9         70.4     213.6        57.3
      Latin America South**          242.3         44.7     247.6        50.9
                                    ------        -----     -----      ------
        Latin America                494.2        115.1     461.2       108.2
      Pacific                        184.4         28.5     200.5        29.6
      Europe                         233.2         42.3     207.9        35.8
                                     -----        -----     -----      ------
      Total International            911.8        185.9     869.6       173.6
                                     -----        -----     -----      ------

Total from operations             $1,457.0      $ 293.3  $1,386.4     $ 276.4
Global expenses                          -        (57.2)        -       (55.2)
                                  --------      -------  --------     -------
Total                             $1,457.0      $ 236.1  $1,386.4     $ 221.2
                                  ========      =======  ========     =======

* Includes operating information for Canada, Puerto Rico and costs associated with the U.S. retail business.

** Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

                                             Six Months Ended June 30
                                   ------------------------------------------
                                            2001                  2000
                                            ----                  ----
                                     Net      Operating     Net     Operating
                                    Sales      Profit      Sales      Profit
                                   -------    ---------   -------   ---------
North America:
      U.S.                        $  946.8     $ 184.1    $ 909.1     $ 177.3
      Other*                         115.9         8.0      117.3        11.4
                                   -------       -----     ------      ------
      Total                        1,062.7       192.1    1,026.4       188.7
                                   -------       -----    -------      ------
International:
      Latin America North**          468.2       118.0      401.8        97.2
      Latin America South**          455.3        75.3      463.0        80.8
                                    ------      ------     ------      ------
      Latin America                  923.5       193.3      864.8       178.0
      Pacific                        366.3        49.2      391.6        52.0
      Europe                         452.7        69.2      409.9        56.4
                                   -------      ------     ------      ------
      Total International          1,742.5       311.7    1,666.3       286.4
                                   -------      ------    -------      ------

Total from operations             $2,805.2     $ 503.8   $2,692.7     $ 475.1

Global expenses                       (1.8)     (121.9)         -      (116.0)
                                  --------     -------    -------      ------
Total                             $2,803.4     $ 381.9   $2,692.7     $ 359.1
                                  ========     =======   ========      ======

* Includes operating information for Canada, Puerto Rico and costs associated with the U.S. retail business.

** Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

     The following table presents consolidated net sales by classes of principal products as follows:
                                    Three Months               Six Months
                                    Ended June 30             Ended June 30
                                   2001       2000          2001       2000
                                   ----       ----          ----       ----

Beauty (cosmetics, fragrance
    and toiletries)            $  945.4    $  884.4     $1,810.6   $1,707.2
Beauty Plus:
   Fashion jewelry                 65.4        79.1        133.3      156.0
   Accessories                     62.2        62.6        129.7      124.6
   Apparel                        125.1       115.7        242.7      225.0
   Watches                         17.7        16.2         37.6       29.7
   Health & Well Being             12.2         6.4         16.3       11.5
                                -------    --------      -------    -------
                                  282.6       280.0        559.6      546.8
Beyond Beauty and Other*          229.0       222.0        433.2      438.7
                                -------    --------      -------    -------

Total net sales                $1,457.0    $1,386.4     $2,803.4   $2,692.7
                               ========    ========     ========   ========

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

         As of June 30, 2001, the Company has entered into a loan agreement to borrow Japanese yen to hedge Avon's net investment in its Japanese subsidiary. For the six months ended June 30, 2001, a $3.5 gain related to the revaluation of this foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets. See Note 13 of the Notes to Consolidated Financial Statements.

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

13.  DEBT

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

14.  SUBSEQUENT EVENT

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition (Restated)

Results of Operations

Consolidated

     Avon's net income for the second quarter and six-month period of 2001, was $137.9 and $219.6, respectively, or $.57 and $.91 per share on a diluted basis, respectively, compared with net income of $125.4 and $189.2, respectively, or $.52 and $.79 per share on a diluted basis, respectively, for the same periods in 2000. Operating profit was $236.1 and $381.9, respectively, in the second quarter and six-month period in 2001 compared with $221.2 and $359.1, respectively, for the same periods in 2000.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In accordance with the provisions of FAS No. 133, the Company recorded a charge to earnings of $0.3, net of a tax benefit of $0.2, in the first quarter of 2001 to reflect the change in time-value of Avon's outstanding options from the dates of the options' inception through the date of transition (January 1, 2001). The Company also recorded a charge to shareholders' (deficit)equity of $3.9, net of a tax benefit of $2.1, in accumulated other comprehensive loss to recognize the fair value of all derivatives designated as cash-flow hedging instruments, which the Company expects to reclassify into earnings within the next twelve months. These charges are reflected as a cumulative effect of an accounting change in the accompanying Consolidated Financial Statements. See Notes 8 and 12 of the Notes to Consolidated Financial Statements.

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

     Gross margin increased 0.2 percentage point in both the second quarter of 2001 and in the six-month period of 2001 compared to the same periods of 2000. The second quarter increase resulted from improvements in Latin America, primarily Mexico and Venezuela, and most markets in the Pacific region, partially offset by a decline in Europe, mainly in Western European markets. The six-month increase resulted from improvements in all international regions, most significantly in Russia, the United Kingdom, Venezuela, Brazil, and most markets in the Pacific region. Gross margin in North America for both the second quarter and six-month period of 2001 was flat with the same periods of 2000.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

     Marketing, distribution and administrative expenses increased $32.1 and $53.4, or 5% and 4%, for the second quarter and six-month period of 2001, respectively, over the comparable periods of 2000 due to increases in all regions, excluding the Pacific region. Operating expenses decreased as a percentage of sales to 47.4% in the second quarter of 2001 from 47.5% in the comparable period of 2000 and remained flat for both six-month periods. The second quarter improvement was primarily due to improved ratios in Venezuela, Mexico, Russia, the United Kingdom and Japan, partially offset by higher expense ratios in Argentina, most Western European markets, South Africa, the Philippines, Taiwan and costs associated with the U.S. retail business scheduled for launch in late 2001.

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

      The effective tax rate was 34.9% and 35.0% in the second quarter and six-month period of 2001, respectively, versus 35.5% in both comparable periods of 2000, due to dividend planning and the earnings mix and tax rates of international subsidiaries.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales grew 5% and 4% in the second quarter and six-month period of 2001, respectively, over the comparable periods in 2000. The U.S business, which represents almost 90% of the North American segment, reported a sales increase of 6% and 4% for the second quarter and six-month period of 2001. The increase in both periods resulted from a 4% increase in the number of average Representatives due to the successful implementation of Avon's career strategies, particularly Sales Leadership, as well as the strength of Avon's marketing plans. U.S. sales of cosmetics, fragrance and toiletries ("CFT") grew 5% during both the second quarter and six-month period in 2001. The growth in CFT reflects strong increases in skin care, color cosmetics and hair care in both periods. Skin care, the U.S.'s most profitable CFT product line, grew double-digits in both the second quarter and six-month period of 2001, partly due to the successful relaunch of Anew Retroactive as well as strong new product introductions of Anew Line Eliminator and Avon Porefection. Color cosmetics reported strong increases versus prior year, driven by new product activity and the relaunch of Beyond Color. Hair care grew over 40% in the second quarter and six-month period of 2001, due to successful new product launches and increased exposure in brochures.

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

     Operating profit in North America increased 4% and 2%, respectively, (U.S. increased 6% and 4%) for the second quarter and six-month period of 2001 over the comparable periods in 2000. These increases are primarily attributable to sales increases in the U.S. and Puerto Rico, partially offset by costs associated with the U.S. retail business scheduled for launch in late 2001. Operating profit margin in North America declined 0.2 point in the second quarter and 0.3 points in the six-month period of 2001 primarily due to a higher expense ratio associated with the U.S. retail business discussed above.

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

     In Latin America, sales increased 7% in both the second quarter and six-month period of 2001 mainly due to double-digit growth in Venezuela and Mexico partially offset by declines in Brazil, Argentina and Chile. The sales increase in Venezuela and Mexico in both periods was primarily driven by strong increases in average Representatives, units and customers. Venezuela had double-digit sales growth in the CFT category as a result of competitive pricing in fragrance, color cosmetics and personal care. The increases in Mexico were also driven by strong performance in cosmetic lines due to investments in new product introductions. In Brazil, local currency sales increased double digits in both the second quarter and six-month period of 2001, but U.S. dollar sales were negatively impacted by

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

foreign exchange. In Argentina, sales declined in both periods due to a weak economic environment that has led to high unemployment and lower consumer spending. Since 1991 Argentina has maintained the peso at a one-to-one peg with the U.S. Dollar. During the second quarter of 2001, the Argentine peg came under increased pressure due to three consecutive years of recession and repeated government financing issues. While the peso did not devalue during this time, the problems in Argentina had a negative impact on other currencies in the region, including the Brazilian real and the Chilean peso. As a result, Brazil's and Chile's U.S. dollar results were adversely impacted. The effect of exchange rates was reduced by foreign exchange contracts previously in place and several actions taken by local management to offset these weaker currencies. Excluding the impact of exchange, sales in Latin America increased 15% and 14% in the second quarter and six-month period of 2001, respectively.

     In 2001, U.S. dollar sales for most major markets in the Pacific region were negatively impacted by foreign exchange, most significantly Japan and the Philippines. U.S. dollar sales in the Pacific region declined 8% and 6% in the second quarter and six-month period of 2001, respectively, but increased 4% and 6%, respectively, in local currency. Despite the weakness of the local economy, Japan's local currency sales increased 1% and 3% in the second quarter and six-month period of 2001, respectively. The six-month increase is due to solid unit growth, particularly in the makeup category, mainly due to a successful lipstick event featured in 20 million customer flyers. The Philippines also posted strong increases in units, as well as average Representatives, which resulted in double-digit local currency sales growth in both periods of 2001 versus 2000, predominantly in the watches category. In China, sales growth of 31% and 36% in the second quarter and six-month period of 2001, respectively, was driven by sales initiatives, the opening of Beauty Boutiques and the success of consumer initiatives. U.S. dollar and local currency sales in Taiwan declined double digits in both the second quarter and six-month period due to that country's economic slowdown, which has negatively impacted employment rates and consumer spending this year.

     International operating profit increased 7% and 9% in the second quarter and six-month period of 2001, respectively, compared to the same periods in 2000.

     Operating profit in Europe increased 18% and 23% in the second quarter and six-month period of 2001, respectively, primarily due to the sales increases discussed above, as well as operating profit margin improvements in Russia, the United Kingdom and the Ukraine, partially offset by margin declines in most Western European markets (primarily Germany) and South Africa. Operating profit improvements in Russia in both the second quarter and six-month period are due to dramatic sales growth, which led to an improvement in the expense ratio and gross margin. The operating margin improvement in the United Kingdom in both the second quarter and six-month period resulted from an increase in gross margin generated by strong performance of higher margin cosmetic items and an improvement in the expense ratio due to favorable comparisons against product supply difficulties in 2000. The operating margin improvement in the Ukraine in both periods is due to sales growth in 2001 of 68% and 75% in the second quarter and six-month periods, respectively, which led to an improvement in the expense ratio. In Germany, lower sales due to weak economic conditions and fixed expenses on a weaker sales base, led to an increased expense ratio in both the second quarter and six-month period. Overall, the operating margin in Europe for the second quarter and six-month period of 2001 increased 0.9 and 1.5 points, respectively, versus the prior year.

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

     Operating profit in the Pacific region declined 4% and 5% in the second quarter and six-month period of 2001, respectively, resulting from the negative impact of foreign currency translation, discussed above, partially offset by favorable gross margin. Excluding the impact of foreign exchange, operating profit increased 10% and 8% in the second quarter and six-month period of 2001, respectively, with increases in most major markets. Japan's operating margin improved 2.6 points and 1.3 points in the second quarter and six-month period largely due to Business Process Redesign ("BPR") efforts, which continue to generate significant savings across all expense areas. China's operating margin improved dramatically in both the second quarter and six-month period due to a favorable operating expense ratio resulting from significantly higher sales. While gross margin in Taiwan improved due to favorable sales mix versus 2000, operating margin declined due to fixed expenses on a lower sales base in both the second quarter and six-month period. Overall, the second quarter and six-month operating margin in the Pacific was up 0.7 point and 0.2 point, respectively, versus the prior year.

Global Expenses

     Global expenses increased 4% and 5% in the second quarter and six-month period of 2001, respectively, over the same periods in 2000 primarily due to insurance proceeds received in 2000 related to 1998 hurricane losses in Central America.

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

     In February 2001, Avon entered into a loan agreement to borrow 5.5 billion Japanese Yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. In April 2001, Avon amended this loan agreement to increase the amount borrowed to 8.0 billion Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. In May 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan bore interest at a per annum rate equal to 0.455%. In July 2001, Avon further amended this loan agreement to extend the maturity to August 9, 2001. The loan bore interest at a per annum rate equal to 0.435%. In August 2001, Avon further amended this loan agreement to extend the maturity date to August 31, 2001. The loan bears interest at a per annum rate equal to 0.435%. The loan is designated as a hedge of Avon's net investment in Japan. See Note 12 to the Notes to Consolidated Financial Statements.

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


                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  August 12, 2002                By /s/JANICE MAROLDA
                                      --------------------------------------
                                      Janice Marolda
                                      Vice President,
                                      Controller
                                      Principal Accounting Officer

                                      Signed both on behalf of the registrant
                                      and as principal accounting officer.