Form 10-Q/A
period 2001-09-30
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

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

                               Table of Contents

                         Part I. Financial Information

                                                                     Page
                                                                  Numbers
                                                                  -------
Introductory Note - Restatements...............................         3

Item 1.  Financial Statements

         Consolidated Statements of Income
           Three Months Ended September 30, 2001 (Restated)
              and September 30, 2000...........................         4
           Nine Months Ended September 30, 2001 (Restated)
              and September 30, 2000...........................         5

         Consolidated Balance Sheets
           September 30, 2001 (Restated) and December 31, 2000.         6

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 (Restated)
              and September 30, 2000...........................         7

         Notes to Consolidated Financial Statements (Restated).      8-24

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition (Restated)   25-35


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K......................        36

Signatures.....................................................        37

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

                         PART I. FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share data)


                                                        Three months ended
                                                           September 30
                                                        ------------------
                                                         2001        2000
                                                  (Restated Note 2) -------
                                                  --------------
                                                          (unaudited)

Net sales...........................................    $1,411.7   $1,335.8

Other revenue.......................................         9.7        9.7
                                                        --------   --------
Total revenue.......................................     1,421.4    1,345.5

Costs, expenses and other:
  Cost of sales  ...................................       535.1      502.3
  Marketing, distribution and administrative
    expenses........................................       711.4      674.4
  Contract settlement gain, net of related
    expenses (Note 15)..............................       (25.9)         -
                                                        --------   --------
Operating profit....................................       200.8      168.8

  Interest expense..................................        16.1       22.4
  Interest income...................................        (3.5)      (2.1)
  Other expense, net................................        12.4        4.0
                                                        --------   --------
Total other expense, net ...........................        25.0       24.3
                                                        --------   --------

Income before taxes and minority interest...........       175.8      144.5
Income taxes........................................        60.6       51.2
                                                        --------   --------
Income before minority interest.....................       115.2       93.3
Minority interest...................................        (0.6)      (0.9)
                                                        --------   --------
Net income .........................................    $  114.6   $   92.4
                                                        ========   ========

Earnings per share:
  Basic.............................................    $    .49   $    .39
                                                        ========   ========
  Diluted...........................................    $    .48   $    .38
                                                        ========   ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)


                                                         Nine months ended
                                                           September 30
                                                         -----------------
                                                         2001        2000
                                                  (Restated Note 2) -------
                                                  --------------
                                                          (unaudited)

Net sales...........................................   $4,215.1    $4,028.5

Other revenue.......................................       30.5        30.1
                                                       --------    --------
Total revenue.......................................    4,245.6     4,058.6

Costs, expenses and other:
  Cost of sales  ...................................    1,583.3     1,515.6
  Marketing, distribution and administrative
    expenses........................................    2,105.5     2,015.1
  Contract settlement gain, net of related
    expenses (Note 15)..............................      (25.9)          -
                                                       --------    --------
Operating profit....................................      582.7       527.9

  Interest expense..................................       54.7        65.1
  Interest income...................................       (9.7)       (6.0)
  Other expense, net................................       21.3        18.8
                                                       --------    --------
Total other expense, net ...........................       66.3        77.9
                                                       --------    --------

Income from continuing operations before taxes,
  minority interest and cumulative effect
  of accounting changes.............................      516.4       450.0
Income taxes........................................      179.8       159.8
                                                       --------    --------
Income before minority interest and cumulative
  effect of accounting changes......................      336.6       290.2
Minority interest...................................       (2.1)       (1.9)
                                                       --------    --------
Income from continuing operations before
  cumulative effect of accounting changes...........      334.5       288.3
Cumulative effect of accounting changes, net of taxes      (0.3)       (6.7)
                                                       --------    --------
Net income .........................................   $  334.2    $  281.6
                                                       ========    ========

Basic earnings per share:
  Continuing operations.............................   $   1.41    $   1.21
  Cumulative effect of accounting changes...........          -       (0.03)
                                                       --------    --------
                                                       $   1.41    $   1.18
                                                       ========    ========
Diluted earnings per share:
  Continuing operations ............................   $   1.39    $   1.20
  Cumulative effect of accounting changes...........          -       (0.03)
                                                       --------    --------
                                                       $   1.39    $   1.17
                                                       ========    ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                 September 30     December 31
                                                      2001            2000
                                                (Restated Note 2)  -----------
                                                 --------------
                                                        (unaudited)
ASSETS
Current assets:
Cash and cash equivalents........................    $  185.1      $  122.7
Accounts receivable..............................       514.1         499.0
Income tax receivable ...........................           -          95.2
Inventories......................................       728.2         610.6
Prepaid expenses and other.......................       237.7         218.2
                                                     --------      --------
Total current assets.............................     1,665.1       1,545.7
                                                     --------      --------

Property, plant and equipment, at cost...........     1,536.9       1,520.4
Less accumulated depreciation....................       775.7         754.7
                                                     --------      --------
                                                        761.2         765.7
Other assets.....................................       531.5         499.9
                                                     --------      --------
Total assets.....................................    $2,957.7      $2,811.3
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Debt maturing within one year....................    $   79.6      $  105.4
Accounts payable.................................       350.5         391.3
Accrued compensation.............................       130.3         138.2
Other accrued liabilities........................       269.7         251.7
Sales and taxes other than income................        95.9         101.1
Income taxes.....................................       378.8         371.6
                                                     --------      --------
Total current liabilities........................     1,304.8       1,359.3
                                                     --------      --------
Long-term debt...................................     1,251.1       1,108.2
Employee benefit plans...........................       388.7         397.2
Deferred income taxes............................        29.9          31.3
Other liabilities................................       100.3          95.2

Contingencies (Note 7)

Share repurchase commitments                                -          51.0

Shareholders'(deficit) equity:
Common stock.....................................        89.0          88.6
Additional paid-in capital.......................       914.2         824.1
Retained earnings................................     1,324.0       1,124.7
Accumulated other comprehensive loss  ...........      (444.4)       (399.1)
Treasury stock, at cost..........................    (1,999.9)     (1,869.2)
                                                     --------      --------
Total shareholders'(deficit) equity..............      (117.1)       (230.9)
                                                     --------      --------
Total liabilities and shareholders'(deficit) equity  $2,957.7      $2,811.3
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)


                                                         Nine months ended
                                                           September 30
                                                         ------------------
                                                            2001       2000
                                                    (Restated Note 2) -------
                                                     ---------------
                                                             (unaudited)

Cash flows from operating activities:
Net income.............................................. $ 334.2      $ 281.6
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Special and non-recurring payments......................    (4.4)       (14.6)
Cumulative effect of accounting changes.................     0.3          6.7
Depreciation and amortization...........................    81.2         68.3
Provision for doubtful accounts.........................    79.1         70.2
Foreign exchange losses.................................     1.4          2.3
Amortization of debt discounts (premiums)...............    11.1         (1.8)
Deferred income taxes...................................     8.4          5.8
Other...................................................    11.4          8.2
Changes in assets and liabilities:
  Accounts receivable...................................  (116.0)      (103.7)
  Income tax receivable.................................    95.2            -
  Inventories...........................................  (137.6)      (204.6)
  Prepaid expenses and other............................   (31.5)       (33.7)
  Accounts payable and other accrued liabilities........    (0.4)       (85.8)
  Income and other taxes................................    13.0         (3.7)
  Noncurrent assets and liabilities.....................     3.0          3.9
                                                          ------       ------
Net cash provided by (used in) operating activities.....   348.4         (0.9)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................  (101.1)      (126.3)
Disposal of assets......................................     7.1          5.7
Other investing activities..............................    (5.8)        (1.2)
                                                          ------       ------
Net cash used in investing activities...................   (99.8)      (121.8)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................  (136.9)      (133.6)
Book overdraft..........................................    (1.3)       (12.5)
Debt, net (maturities of three months or less)..........    (7.1)        26.1
Proceeds from short-term debt...........................    58.1         48.6
Retirement of short-term debt...........................   (75.0)      (184.4)
Proceeds from long-term debt............................    76.3        400.1
Retirement of long-term debt............................     (.1)         (.2)
Repurchase of common stock..............................  (130.7)       (47.1)
Proceeds from exercise of stock options, net of taxes...    35.1         18.3
                                                          ------      -------
Net cash (used in) provided by financing activities.....  (181.6)       115.3
                                                          ------       ------
Effect of exchange rate changes on cash and
  cash equivalents......................................    (4.6)       (16.0)
                                                          ------       ------
Net increase (decrease) in cash and cash equivalents....    62.4        (23.4)
Cash and cash equivalents at beginning of period........   122.7        117.4
                                                          ------       ------
Cash and cash equivalents at end of period.............. $ 185.1      $  94.0
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

Accounting Changes

         In addition, the Form 10-Q/A reflects the following changes to prior period financial information for which a Form 10-Q/A was not previously filed. These changes are primarily the result of the previously disclosed adoption of new accounting pronouncements and are unrelated to the restatements described above and the FIRST project:

     o Reclassifications made to reported 2001 and 2000 financial information as a result of the adoption of EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" and EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products". The adoption of these EITFs had no impact on Operating profit, Net income or Earnings per share; and

     o Reclassifications made to reported financial information to conform with the 2002 presentation primarily relating to the sale of fundraising products in the U.S. Previously, the net sales and fundraising expenses associated with certain U.S. fundraising products had been included within Marketing, distribution and administrative expenses. This reclassification resulted in an increase to Net sales, Cost of sales and Marketing, distribution and administrative expenses of $0.7, $0.3 and $0.4, respectively, for the three months ended September 30, 2001 and $8.9, $5.0 and $3.9, respectively, for the nine months ended September 30, 2001 and had no impact on reported Operating profit, Net income or Earnings per share.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


     The effects of these restatements and accounting changes on the Consolidated Financial Statements are set forth below:

                                                      Consolidated Statement of Income
                                                   Three Months ended September 30, 2001
                                           -----------------------------------------------------
                                               As                                        As
                                           Reported (1)           (2)               Restated (3)
                                           ------------           ---               ------------
Net sales                                   $1,412.8            $1,411.7             $1,411.7
Total revenue                                1,422.5             1,421.4              1,421.4
Cost of sales                                  525.0               535.1                535.1
Marketing, distribution and
    administrative expenses                    722.3               711.1                711.4
Asset impairment charge                         23.9                23.9                   -
Operating profit                               177.2               177.2                200.8
Income from continuing operations
    before taxes and minority interest         152.2               152.2                175.8
Income taxes                                    51.3                51.3                 60.6
Income from continuing operations
    before minority interest                   100.9               100.9                115.2
Net income                                     100.3               100.3                114.6
Basic earnings per share:
     Continuing operations                   $    .42            $    .42             $    .49
     Cumulative effect of
     accounting changes                             -                   -                    -
                                             --------            --------             --------
                                             $    .42            $    .42             $    .49
                                             ========            ========             ========
Diluted earnings per share:
     Continuing operations                   $    .42            $    .42             $    .48
     Cumulative effect of
     accounting changes                             -                   -                    -
                                             --------            --------             --------
                                             $    .42            $    .42             $    .48
                                           ==========          ==========           ==========

(1)  As reported in Avon's Form 10-Q for the quarter ended September 30, 2001.
(2)  Includes the effects of accounting changes outlined above.
(3) Includes the effects of restatements and accounting changes outlined above.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


                                                     Consolidated Statement of Income
                                                   Nine Months ended September 30, 2001
                                           -----------------------------------------------------
                                               As                                      As
                                           Reported (1)             (2)            Restated (3)
                                           ------------             ---            ------------
Net sales                                   $4,212.5             $4,215.1            $4,215.1
Total revenue                                4,243.0              4,245.6             4,245.6
Cost of sales                                1,548.6              1,583.3             1,583.3
Marketing, distribution and
    administrative expenses                  2,137.6              2,105.5             2,105.5
Asset impairment charge                         23.9                 23.9                  -
Operating profit                               558.8                558.8               582.7
Income from continuing operations
    before taxes,minority interest
    and cumulative effect of
    accounting changes                         492.5                492.5               516.4
Income taxes                                   170.4                170.4               179.8
Income from continuing operations
    before minority interest and
    cumulative effect of
    accounting changes                         322.1                322.1               336.6
Income from continuing operations
    before cumulative effect of
    accounting changes                         320.0                320.0               334.5
Net income                                     319.7                319.7               334.2
Basic earnings per share:
     Continuing operations                  $    1.35            $    1.35           $    1.41
     Cumulative effect of
     accounting changes                             -                    -                   -
                                            ---------            ---------           ---------
                                            $    1.35            $    1.35           $    1.41
                                            =========            =========           =========
Diluted earnings per share:
     Continuing operations                  $    1.33            $    1.33           $    1.39
     Cumulative effect of
     accounting changes                             -                    -                   -
                                            ---------            ---------           ---------
                                            $    1.33            $    1.33           $    1.39
                                            =========            =========           =========

                                               Consolidated Balance Sheet
                                                As of September 30, 2001
                                            ---------------------------------
                                                 As                  As
                                            Reported (1)         Restated (3)
                                            ------------         ------------

Property, plant and equipment, at cost      $1,539.1             $1,536.9
Other assets                                   529.8                531.5
Total assets                                 2,958.3              2,957.7
Retained earnings                            1,324.6              1,324.0
Total liabilities and shareholders'
   (deficit) equity                          2,958.3              2,957.7

(1)  As reported in Avon's Form 10-Q for the quarter ended September 30, 2001.
(2)  Includes the effects of accounting changes outlined above.
(3) Includes the effects of restatements and accounting changes outlined above.

Note: Refer to the Company's Form 10-Q/A for the quarter ended September 30,
      2000 for restatements to 2000 information.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


3.  INFORMATION RELATING TO THE STATEMENTS OF CASH FLOWS

     "Net cash provided by (used in) operating activities" includes the following cash payments for interest and income taxes: Nine months ended

                                                        Nine months ended
                                                          September 30
                                                       -------------------
                                                         2001        2000
                                                       ------       ------
Interest............................................   $ 38.7       $ 65.6
Income taxes, net of refunds received...............     62.4        151.0


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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


    For the three and nine months ended September 30, 2001 and 2000, the components of basic and diluted earnings per share are as follows:

                                              Three Months        Nine Months
                                          Ended September 30  Ended September 30
                                          ------------------  ------------------
                                             2001      2000     2001     2000
                                             ----      ----     ----     ----
Numerator:
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting changes                     $  114.6   $  92.4   $ 334.5  $ 288.3

   Cumulative effect of accounting changes       -         -      (0.3)    (6.7)
                                          --------   -------   -------   ------
   Net Income                             $  114.6   $  92.4   $ 334.2  $ 281.6
                                          ========   =======   =======   ======
Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   changes                                $  114.6   $  92.4   $ 334.5  $ 288.3

   Interest expense on convertible notes,
   net of taxes                                2.5       2.0       7.5      2.0
                                          --------   -------   -------   ------
   Income for purposes of computing
   diluted EPS before cumulative effect
   of accounting changes                     117.1      94.4     342.0    290.3

   Cumulative effect of accounting changes       -         -      (0.3)    (6.7)
                                          --------   -------   -------    -----
   Net income for purposes of computing
   diluted EPS                            $  117.1   $  94.4   $ 341.7  $ 283.6
                                          ========   =======   =======   ======
Denominator:
Basic EPS weighted-average shares
   outstanding                              236.28    237.54    236.97   237.56
Dilutive effect of:
   Assumed conversion of
     stock options and settlement of
     forward contracts (1)                    2.49      2.10      2.16     1.89
   Assumed conversion of convertible
     notes                                    6.96      5.87      6.96     1.97
                                          --------   -------   -------   ------
Diluted EPS adjusted weighted-average
   shares outstanding                       245.73    245.51    246.09   241.42
                                          ========   =======   =======   ======
Basic EPS:
   Continuing operations                  $    .49   $   .39   $  1.41  $  1.21
   Cumulative effect of accounting
     changes                                     -         -         -     (.03)
                                          --------   -------   -------  -------
                                          $    .49   $   .39   $  1.41  $  1.18
                                          ========   =======   =======  =======
Diluted EPS:
   Continuing operations                  $    .48   $   .38   $  1.39  $  1.20
   Cumulative effect of accounting
     changes                                     -         -         -     (.03)
                                          --------   -------   -------   ------
                                          $    .48   $   .38   $  1.39  $  1.17
                                          ========   =======   =======   ======

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

5.  INVENTORIES

                                 September 30          December 31
                                      2001                2000
                                     ------              ------
    Raw materials................    $188.5              $168.0
    Finished goods...............     539.7               442.6
                                     ------              ------
                                     $728.2              $610.6
                                     ======              ======

6.  DIVIDENDS

     Cash dividends paid per share of common stock were $.19 and $.57 for the three and nine months ended September 30, 2001, respectively, and $.185 and $.555 for the comparable periods of 2000. On February 1, 2001, Avon increased the indicated annual dividend rate to $.76 from $.74.

7.  CONTINGENCIES

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

     In 1998, the Argentine tax authorities denied certain past excise tax credits taken by Avon's subsidiary in Argentina and assessed this subsidiary for the corresponding taxes. Avon vigorously contested this assessment through local administrative and judicial proceedings since 1998. In the third quarter of 2001, the Argentine government issued a

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


decree permitting taxpayers to satisfy certain tax liabilities on favorable terms using Argentine government bonds as payment. Avon decided to settle this contested tax assessment by applying for relief under this new government program and purchased bonds to tender in settlement of the aforementioned assessment. As a result, a pre-tax charge of $6.4 million ($3.4 after-tax, or $.01 per diluted share) was included in Other expense, net in the Consolidated Statements of Income in the third quarter of 2001.

8. COMPREHENSIVE INCOME (LOSS)

         For the three and nine months ended September 30, 2001 and 2000, the components of comprehensive income are as follows:

                                           Three Months        Nine Months
                                       Ended September 30   Ended September 30
                                       ------------------   ------------------
                                           2001     2000       2001       2000
                                           ----     ----       ----       ----
Net income                              $ 114.6   $ 92.4    $ 334.2    $ 281.6
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments            (20.0)   (17.8)     (39.5)     (41.4)
    Unrealized loss on available-
       for-sale securities,
       net of taxes of $0.6 and $0.8       (2.8)    (4.5)      (4.3)      (4.5)
    Net gains (losses) on derivative
       instruments, net of
       taxes of ($0.2) and $0.9             0.6        -       (1.5)         -
                                        -------   ------    -------    -------
Comprehensive income                    $  92.4   $ 70.1    $ 288.9    $ 235.7
                                        =======   ======    =======    =======

     As of September 30, 2001, Avon expects to reclassify $1.7 of net losses on derivative instruments designated as cash flow hedges from accumulated other comprehensive loss on the Consolidated Balance Sheet to earnings during the next twelve months.

     For the three and nine months ended September 30, 2001, the components of the net gains (losses) on derivative instruments are as follows:

                                             Three Months       Nine Months
                                         Ended September 30   Ended September 30
                                         ------------------   ------------------
                                                 2001                2001
                                                 ----                ----
Net gains (losses) on derivative
instruments:
   Cumulative effect of accounting change,
      net of taxes of $2.1                      $     -            $   (3.9)
   Net gains on derivative instruments,
      net of taxes of ($1.6) and ($0.2)             3.0                 0.4
   Reclassification of (gains)losses
      to earnings, net of taxes of
      $1.4 and ($1.0)                              (2.4)                2.0
                                                -------            --------
Net gains (losses) on derivative instruments    $   0.6            $   (1.5)
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

    The write down of assets (primarily fixed and other assets) mainly relates to the restructuring of operations in Western Europe, including the closure of a jewelry manufacturing facility in Ireland. By centralizing certain key functional areas and exiting unprofitable situations, Avon plans to increase operating efficiencies and ultimately, profit growth in the long-term.

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

     See the Introductory Note-Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements and Accounting Changes".

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


11.  SEGMENT INFORMATION

     Summarized financial information concerning Avon's reportable segments is as follows:

                                       Three Months Ended September 30
                                       -------------------------------
                                         2001                   2000
                                         ----                   ----
                                    Net    Operating      Net      Operating
                                  Sales      Profit      Sales       Profit
                                ---------  ---------   ---------   ---------
North America:
      U.S.                       $  452.1    $  67.2    $  420.7    $   61.1
      Other*                         59.4       23.4        57.1         4.4
                                 --------    -------    --------    --------
      Total                         511.5       90.6       477.8        65.5
                                 --------    -------    --------    --------
International:
      Latin America North**         246.9       64.5       212.3        52.1
      Latin America South**         239.5       48.0       254.8        53.9
                                 --------    -------    --------     -------
        Latin America               486.4      112.5       467.1       106.0
      Pacific                       192.1       26.5       196.5        26.8
      Europe                        221.7       28.9       194.4        22.1
                                 --------    -------    --------     -------
      Total International           900.2      167.9       858.0       154.9
                                 --------    -------    --------     -------

Total from operations             1,411.7      258.5     1,335.8       220.4

Global expenses                         -      (57.7)          -       (51.6)
                                 --------    -------    --------     -------
Total                            $1,411.7    $ 200.8    $1,335.8     $ 168.8
                                 ========    =======    ========     =======

*Includes operating information for Canada, Puerto Rico and the U.S. retail business.

**Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


                                        Nine Months Ended September 30
                                        ------------------------------
                                          2001                  2000
                                          ----                  ----
                                   Net      Operating       Net     Operating
                                  Sales      Profit        Sales      Profit
                                 --------   ---------     --------   --------
North America:
      U.S.                       $1,398.9    $  251.3     $1,329.8    $ 238.4
      Other*                        175.3        31.4        174.4       15.8
                                 --------    --------     --------    -------
      Total                       1,574.2       282.7      1,504.2      254.2
                                 --------    --------     --------    -------
International:
      Latin America North**         715.1       182.5        614.1      149.3
      Latin America South**         694.8       123.3        717.8      134.7
                                 --------    --------     --------    -------
        Latin America             1,409.9       305.8      1,331.9      284.0
      Pacific                       558.4        75.7        588.1       78.8
      Europe                        674.4        98.1        604.3       78.5
                                 --------    --------     --------    -------
      Total International         2,642.7       479.6      2,524.3      441.3
                                 --------    --------     --------    -------

Total from operations             4,216.9       762.3      4,028.5      695.5

Global expenses                      (1.8)     (179.6)           -     (167.6)
                                 --------    --------     --------    -------
Total                            $4,215.1    $  582.7     $4,028.5    $ 527.9
                                 ========    ========     ========    =======

*Includes operating information for Canada, Puerto Rico and the U.S. retail business.

**Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru.

     The following table presents consolidated net sales by classes of principal products as follows:

                                    Three Months              Nine Months
                                 Ended September 30       Ended September 30
                                 ------------------       ------------------
                                   2001       2000         2001       2000
                                   ----       ----         ----       ----
Beauty*                        $  885.8    $  840.6     $2,690.8   $2,548.0
Beauty Plus**                     294.6       278.7        870.8      832.1
Beyond Beauty***                  231.3       216.5        653.5      648.4
                                -------    --------      -------    -------
Total net sales                $1,411.7    $1,335.8     $4,215.1   $4,028.5
                               ========    ========     ========   ========

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

     During 2001, Avon entered into loan agreements and notes payable to borrow Japanese yen to hedge Avon's net investment in its Japanese subsidiary (see
Note 13 of the Notes to Consolidated Financial Statements). For the nine

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


months ended September 30, 2001, a $0.1 loss related to the revaluation of this foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

     In February 2001, Avon entered into a loan agreement to borrow 5,500.0 Japanese yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. In April 2001, Avon amended this loan agreement to increase the amount borrowed to 8,000.0 Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. In May 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan bore interest at a per annum rate equal to 0.455%. Interest on the loan was paid at maturity. In July 2001, Avon further amended this loan agreement twice to extend the maturity to August 9, 2001. The loan bore interest at a per annum rate equal to 0.435%. Interest on the loan was paid at maturity. In August 2001, Avon further amended this loan agreement to extend the maturity first to August 31, 2001 and then to September 14, 2001. During these periods, the loan bore interest at per annum rates equal to 0.435% and 0.425%, respectively. Interest on the loan was paid at maturity. In September 2001, Avon further amended this loan agreement to extend the maturity to September 20, 2001 on which date it, together with the interest thereon, was repaid with the proceeds from the Yen Notes. The loan bore interest at a per annum rate equal to 0.425%. The loan was designated as a hedge of Avon's net investment in its Japanese subsidiary. See Note 13 of the Notes to Consolidated Financial Statements.

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

15.  CONTRACT SETTLEMENT

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

16.  SUBSEQUENT EVENT

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)


ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition (Restated)

Results of Operations

Consolidated

     Avon's net income for the third quarter and nine-month period of 2001 was $114.6 and $334.2, respectively, or $.48 and $1.39 per share on a diluted basis, respectively, compared with net income of $92.4 and $281.6, respectively, or $.38 and $1.17 per share on a diluted basis, respectively, for the same periods of 2000. Operating profit was $200.8 and $582.7 for the third quarter and nine-month period in 2001, respectively, compared with $168.8 and $527.9, respectively, for the comparable periods of 2000.

     The third quarter and nine-month period of 2001 included the following unusual items: a charge of $6.4 ($3.4 after-tax, or $.01 per diluted share) related to the settlement of a tax liability in Argentina (see Note 7 of the Notes to Consolidated Financial Statements); and a Contract settlement gain, net of related expenses, of $25.9 ($15.7 after-tax, or $.06 per diluted share) related to the cancellation of a retail agreement between Avon and Sears (see
Note 15 of the Notes to Consolidated Financial Statements).

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

     Effective January 1, 2000, Avon changed its revenue recognition policy in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The cumulative effect of the change on prior years resulted in a charge of $6.7, net of a tax benefit of $3.5, or $.03 per share on a basic and diluted basis, in the first quarter of 2000, which was included in net income for the nine-months ended September 30, 2000. For the three months and nine months ended September 30, 2000, the impact of the accounting change was to decrease net income before the cumulative effect of the accounting change by $0.7 and $4.7, respectively.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)


     Gross margin decreased 0.3 percentage point in the third quarter of 2001 resulting from declines in Europe and North America, partially offset by an improvement in the Pacific region. Gross margin in the nine-month period of 2001 remained level with the same period of 2000 primarily due to improvements in the Pacific region and Latin America, offset by declines in North America.

     Marketing, distribution and administrative expenses increased $37.0 and $90.4, or 5% and 4%, for the third quarter and nine-month period of 2001, respectively, over the comparable periods of 2000. Avon has continued to invest in consumer-related initiatives such as additional spending on advertising and enhanced brochures. Marketing, distribution, and administrative expenses decreased as a percentage of Total revenue to 50.0% and 49.6% for the third quarter and nine-month period of 2001, respectively, from 50.1% and 49.7% for the comparable periods of 2000. The third quarter and nine-month period improvements were primarily due to improved expense ratios in all regions except the Pacific region which remained level for the third quarter and declined for the nine month period.

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

     The effective tax rate was 34.5% and 34.8% for the third quarter and nine-month period of 2001, respectively, versus 35.4% and 35.5%, respectively, for the comparable periods of 2000, due to repatriation planning, as well as the earnings mix and tax rates of international subsidiaries.

     The following discussion addresses net sales and operating profit by reportable segment as presented in Note 11:

North America

     Net sales grew 7% and 5% for the third quarter and nine-month period of 2001, respectively, over the comparable periods of 2000. The U.S business, which represents almost 90% of the North American segment, reported a sales increase of 7% and 5% for the third quarter and nine- month period of 2001, respectively. The increase in both periods resulted from a 3% increase in the number of average Representatives due to the successful implementation of Avon's career strategies, particularly Sales Leadership, as well as the strength of Avon's marketing plans. The third quarter sales increase was also driven by a 13% growth in units due to the success of a Kiss Goodbye to Breast Cancer lipstick campaign and inventory clearance programs, partially offset by a temporary pause in recruitment resulting from the events of September 11th.

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

     Operating profit in North America increased 38% and 11%, (U.S. increased 10% and 5%) for the third quarter and nine-month period of 2001, respectively, over the comparable periods of 2000. Excluding the benefit of the contract settlement with Sears, operating profit in North America increased mid-single digit percentage points for both the third quarter and nine-month period of 2001, respectively. These increases were primarily attributable to sales increases in the U.S. and Puerto Rico, partially offset by costs associated with the U.S. retail business which launched in September 2001. Operating profit margin in North America improved 4.0 points for the third quarter and
1.0 points for the nine-month period of 2001 primarily due to the benefit of the contract settlement with Sears. Excluding the benefit of the contract settlement with Sears, operating profit margin in North America declined slightly for both the third quarter and nine-month period of 2001 primarily due to investments associated with the U.S. retail business, partially offset by margin improvements in the U.S direct selling business. Operating profit margin in the U.S. improved for both the third quarter and nine-month period of 2001 due to a lower operating expense ratio driven by Business Process Redesign ("BPR") savings, partially offset by higher investments in the internet and health and well-being business and a lower gross margin resulting from inventory clearance.

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

     In Latin America, sales increased 4% and 6% in the third quarter and nine-month period of 2001, respectively, mainly due to double-digit percentage growth in Venezuela and Mexico partially offset by declines in Brazil and Chile. The sales increases in Venezuela and Mexico for both periods were primarily driven by strong increases in average Representatives, units and customers. Venezuela had double-digit percentage sales growth in the Beauty category resulting from competitive pricing in fragrance and personal care. The increases in Mexico were driven by strong performance in fragrance and skin care due to new product introductions. In Brazil, local currency sales increased double-digits for both the third quarter and nine-month period of 2001, driven by an increase in units, average representatives and customers, but U.S. dollar sales were negatively impacted by foreign exchange. Despite a weak economic and political environment, sales in Argentina increased for both periods primarily due to the successful launch of Avon's anti-aging product Retroactive. Since 1991, Argentina has maintained the peso at a one-to-one ratio with the U.S. dollar. During the second quarter of 2001, the Argentine ratio came under increased pressure due to three consecutive years of recession and repeated government financing issues. While the peso did not devalue during this time, the problems in Argentina had a negative impact on other currencies in the region, including the Brazilian real and the Chilean peso. As a result, Avon Brazil's and Avon Chile's U.S. dollar results were adversely impacted. The negative effect of exchange rates was reduced by foreign exchange contracts previously in place and several actions taken by local management to offset these weaker currencies. Excluding the impact of exchange, sales in Latin America increased 15% and 14% for the third quarter and nine-month period of 2001, respectively.

     In 2001, U.S. dollar sales for most major markets in the Pacific region were negatively impacted by foreign exchange, most significantly Japan, Taiwan and the Philippines. U.S. dollar sales in the Pacific region declined 2% and 5% for the third quarter and nine-month period of 2001, respectively, but increased 8% and 7%, respectively, in local currency. Despite U.S. dollar declines in the region, sales in China grew 52% and 40% for the third quarter and nine-month period of 2001, respectively, which was driven by sales initiatives, the opening

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)


of Beauty Boutiques and the success of consumer initiatives. Despite the weakness of the local economy, Japan's local currency sales increased 2% for the nine-month period of 2001 but remained flat for the third quarter. The Philippines posted strong increases in average Representatives, customers and units, which resulted in double-digit percentage local currency sales growth for both periods of 2001 versus 2000. U.S. dollar and local currency sales in Taiwan declined for both the third quarter and nine-month period of 2001 due to that country's economic slowdown, which has negatively impacted employment rates and consumer spending this year.

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

     In Latin America, operating profit for the third quarter and nine-month period of 2001 increased 6% and 8%, respectively, as compared to the same periods of 2000. The operating profit improvement for both periods resulted from the sales increases discussed above, as well as operating profit margin improvements in Mexico and Venezuela, partially offset by operating profit margin declines in Argentina and Chile. The operating margin improvement in Mexico for both periods was due to successful vendor negotiations to lower product costs, a decrease in damaged merchandise returns as a result of moving to a new distribution center and a reduction in local housing taxes. Venezuela's third quarter and nine-month period operating margin improvement reflects a favorable expense ratio resulting from lower Representative program costs and lower distribution costs as a result of late 1999 flooding that impacted 2000 results. In Argentina, operating margin declined for both periods due to an increase in advertising and incentive programs. Brazil's operating margin was flat for the nine-month period while declining in the quarter due to a decline in gross margin resulting from a change in product mix driven by customer's migration to lower priced items. Overall, the third quarter and nine-month operating margin in Latin America was favorable 0.4 point versus the comparable periods of 2000.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)


     Operating profit in the Pacific region declined 1% and 4% for the third quarter and nine-month period of 2001, respectively, resulting from the negative impact of foreign currency translation. Excluding the impact of foreign exchange, operating profit increased 12% and 10% for the third quarter and nine-month period of 2001, respectively, with increases in most major markets. China's operating margin improved significantly for both the third quarter and nine-month period of 2001 due to a favorable expense ratio resulting from higher sales. Japan's operating margin improved for the third quarter and nine-month period largely due to BPR efforts, which continue to generate significant savings across all expense areas. Operating margin in Taiwan declined in both the third quarter and nine-month period of 2001 due to fixed expenses on a lower sales base, as well as an increase in consumer initiatives. Overall, operating margin in the Pacific region for both the third quarter and nine-month period of 2001 was up 0.2 points versus the comparable periods of 2000.

Global Expenses

     Global expenses increased 12% and 7% for the third quarter and nine-month period of 2001, respectively, versus the same periods of 2000 primarily due to insurance proceeds received in 2000 related to flood losses in Latin America.

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

Capital Resources

     Total debt increased $117.1 to $1,330.7 at September 30, 2001 from $1,213.6 at December 31, 2000, principally due to the issuance of Japanese yen denominated notes payable in September 2001, which are designated as a hedge of Avon's net investment in its Japanese subsidiary, and an adjustment of $53.3 to reflect the fair value of outstanding interest rate swaps as of September 30, 2001. Total debt of $1,330.7 at September 30, 2001 was $33.1 higher than total debt of $1,297.6 at September 30, 2000, primarily due to the Japanese yen denominated notes payable, discussed above, and the adjustment of $53.3 in 2001 to reflect the fair value of outstanding interest rate swaps.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)


     In February 2001, Avon entered into a loan agreement to borrow 5,500.0 Japanese yen. The loan bore interest at a per annum rate equal to 0.875% and matured on April 9, 2001. Interest on the loan was paid at maturity. In April 2001, Avon amended this loan agreement to increase the amount borrowed to 8,000.0 Japanese yen and to extend the maturity to May 15, 2001. The loan bore interest at a per annum rate equal to 0.485%. Interest on the loan was paid at maturity. In May 2001, Avon further amended this loan agreement to extend the maturity to July 12, 2001. The loan bore interest at a per annum rate equal to 0.455%. Interest on the loan was paid at maturity. In July 2001, Avon further amended this loan agreement to extend the maturity to August 9, 2001. The loan bore interest at a per annum rate equal to 0.435%. Interest on the loan was paid at maturity. In August 2001, Avon further amended this loan agreement to extend the maturity first to August 31, 2001 and then to September 14, 2001. During these periods, the loan bore interest at per annum rates equal to 0.435% and 0.425%, respectively. Interest on the loan was paid at maturity. In September 2001, Avon further amended this loan agreement to extend the maturity to September 20, 2001 on which date it, together with the interest thereon, was repaid with the proceeds from the Yen Notes. The loan bore interest at a per annum rate equal to 0.425%. The loan is designated as a hedge of Avon's net investment in its Japanese subsidiary. See Note 13 of the Notes to Consolidated Financial Statements.

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

     During 2001, Avon entered into loan agreements and notes payable to borrow Japanese yen to hedge Avon's net investment in its Japanese subsidiary (See
Note 13 of the Notes to Consolidated Financial Statements). For the nine months ended September 30, 2001, a $0.1 loss related to the revaluation of foreign currency denominated debt was included in foreign currency translation adjustments within accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including the potential impact on consumer confidence of the September 11 attacks; Avon's ability to implement its business strategy; Avon's ability to successfully identify new business opportunities; Avon's access to financing; the impact of substantial currency fluctuations in Avon's principal foreign markets; Avon's ability to attract and retain key executives; Avon's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory, tax and legal proceedings and restrictions imposed by domestic and foreign governments; and other factors discussed in Item 1 of Avon's Form 10-K/A. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of Avon. Neither Avon nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements, nor undertakes an obligation to update them.

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