Form 10-K/A
period 2001-12-31
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                                  Name of each exchange on
    Title of each class                           which registered
--------------------------------------------------------------------------
  Common stock (par value $.25)                   New York Stock Exchange
  Preferred Share Purchase Rights                 New York Stock Exchange

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

                           Forward-Looking Statements

    Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. ("Avon" or the "Company") to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets; Avon's ability to implement its business strategy; Avon's ability to successfully identify new business opportunities; Avon's access to financing; the impact of substantial currency fluctuations in Avon's principal foreign markets; Avon's ability to attract and retain key executives; Avon's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the effect of regulatory, tax and legal proceedings and restrictions imposed by domestic and foreign governments; and other factors discussed in Item 1 of this Form 10-K/A. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of Avon. Neither Avon nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements, nor undertakes an obligation to update them.


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

      Avon's business primarily is comprised of one industry segment, direct selling, which is conducted in North America, Latin America, the Pacific and Europe. The Company's reportable segments are based on geographic operations. Financial information relating to the reportable segments is incorporated by reference to the analysis of Net sales and Operating profit by geographic area, and to Note 11 of the Notes to the Consolidated Financial Statements, in Avon's 2001 Annual Report to Shareholders.

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

                                 PART II

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

     The information for the five-year period 1997 through 2001 is incorporated by reference to the "Eleven-Year Review" in Avon's Restated 2001
Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (RESTATED)

     This information is incorporated by reference to "Management's Discussion and Analysis" in Avon's Restated 2001 Annual Report to
Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to "Risk Management Strategies and Market Rate Sensitive Instruments" in Avon's Restated 2001 Annual Report to Shareholders for information concerning market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (RESTATED)

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes", together with the report thereon of PricewaterhouseCoopers LLP, and "Results of Operations by Quarter" in Avon's Restated 2001 Annual Report to shareholders.

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

    Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:

                                                                     Elected
Title                                         Name              Age  Executive Officer
-----                                         ----              ---  -----------------
Chairman of the Board,
Chief Executive Officer and Director......Andrea Jung            43       1997(1)
President and Chief Operating Officer,
   and Director ..........................Susan J. Kropf         53       1997(2)
Executive Vice President and
   Chief Financial Officer................Robert J. Corti        52       1988
Executive Vice President, Asia Pacific....Fernando Lezama*       62       1997
Executive Vice President, Asia
   Pacific, Europe, Middle East
   and Africa.............................Robert Toth*           49       2002(3)
Senior Vice President,
   General Counsel and Secretary..........Gilbert L. Klemann, II 51       2001(4)
Senior Vice President, Human Resources....Jill Kanin-Lovers      50       1998
Senior Vice President and President,
   Avon North America.....................Brian C. Connolly      46       2002(5)
Vice President and Controller.............Janice Marolda         41       1998

* Mr. Lezama will retire from Avon, effective March 31, 2002. On that date, Mr. Toth will assume the position and title indicated above.

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

(4) Glemann L. Klemann, II was elected Senior Vice President and General Counsel of Avon effective January 1, 2001, and was elected Secretary effective June 1, 2001. Prior to joining Avon he had been an Executive Vice President of Fortune Brands, Inc. (formerly American Brands, Inc.) from 1998-1999 with responsibilities that included corporate development, legal and administrative functions. He was the Senior Vice President and General Counsel of American Brands, Inc. during the period 1991-1997 and previously was a partner in the New York law firm of Chadbourne & Parke.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
         ON FORM 8-K (RESTATED)


                                                     Form 10-K/A
                                                     Page Number
                                                     -----------
(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries (as restated)

         Consolidated Statements of Income for
            each of the years in the three-year
            period ended December 31, 2001........         27
         Consolidated Balance Sheets at
           December 31, 2001 and 2000.............         28
         Consolidated Statements of Cash Flows
           for each of the years in the three-year
           period ended December 31, 2001.........         29
         Consolidated Statements of Changes in
           Shareholders' (Deficit) Equity for each
           of the years in the three-year period
           ended December 31, 2001................         30
         Notes to Consolidated Financial
           Statements.............................      31-62
         Report of Independent Accountants
           PricewaterhouseCoopers LLP.............         64

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

4.3        Indenture, dated as of May 11, 1998, between Avon Products,
           Inc., as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.25% Putable/Callable Notes due May 1, 2018, Putable/Callable May 1, 2003 (incorporated by reference to Exhibit 4.3 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.6* Benefit Restoration Pension Plan of Avon Products, Inc., effective as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1994).

10.7* Amendment to Avon Products, Inc., Benefit Restoration Plan, effective as of December 5, 2001 (incorporated by reference to Exhibit 10.7 to Avon's Annual Report on Form 10-K for the year ended December 31,
           2001).

10.8* Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996).

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

10.13* First Amendment to the Avon Products, Inc. Deferred Compensation Plan, (as amended and restated as of July 1, 1998), effective December 6, 2001 (incorporated by reference to Exhibit 10.13 to Avon's Annual Report on Form 10-K for the year ended December 31,
           2001).

10.14* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.19* Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31, 2002 (incorporated by reference to Exhibit 10.19 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

10.20* Avon Products, Inc. Compensation Plan for Non-Employee Directors, (as amended and restated as of June 1, 2000), effective as of May 1, 1997 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 2000).

10.21* First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors (as amended restated as of June 1, 2000), executed as of September 6, 2001 and effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

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

13 Portions of the Restated Annual Report to Shareholders for the year ended December 31, 2001 incorporated by reference in response to Items 1,5 through 8 in this filing.

18 Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle (incorporated by reference to Exhibit 18 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1999).

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

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

(c) Avon's Annual Report on Form 10-K/A for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K/A.

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

                                                Avon Products, Inc.
                                                -------------------
                                               (Registrant)


Date: August 12, 2002
                                                /s/Janice Marolda
                                                ----------------------------
                                                Janice Marolda
                                                Vice President, Controller
                                                Principal Accounting Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2002, except for Notes 2 and 15 as to which the date is July 31, 2002, appearing in the 2001 Annual Report to Shareholders of Avon Products, Inc., which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
January 31, 2002, except for Notes 2 and 15 as to which the date is July 31, 2002.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the Registration Statements on Form S-3 (Reg. No. 33-45808) and Form S-8 (Reg. Nos. 33-43820, 33-47209, 33-65989 and 33-65998) of Avon Products, Inc. of our report dated January 31, 2002, except for Notes 2 and 15 as to which the date is July 31, 2002, relating to the financial statements which appear in the 2001 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K/A. We also consent to the incorporation by reference of our report dated January 31, 2002, except for Notes 2 and 15 as to which the date is July 31, 2002, relating to the financial statement schedule, which appears in this Form 10-K/A.




PricewaterhouseCoopers LLP
New York, New York
August 12, 2002

                      AVON PRODUCTS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)
                             Years ended December 31

                                          Additions
                                    ---------------------
                      Balance at  Charged to  Charged                Balance
                       beginning  costs and   to other               at end
                       of period   expenses   accounts  Deductions   of period
                       ---------   --------   --------  ----------   ---------

2001
Allowance for doubtful
   accounts receivable   $  39.2    $ 105.6    $     -    $ 99.7(a)     $ 45.1

Deferred tax asset
  valuation allowance       25.4        3.4(b)       -         -          28.8
                         =======    =======    =======    ======        ======

2000
Allowance for doubtful
   accounts receivable   $  40.0    $  94.3    $     -    $ 95.1(a)     $ 39.2

  Deferred tax asset
    valuation allowance     46.7      (21.3)(c)      -         -          25.4
                         =======    =======    =======    ======        ======

1999
Allowance for doubtful
  accounts receivable    $  49.0    $  87.5    $     -    $ 96.5(a)     $ 40.0

Deferred tax asset
  valuation allowance       46.9       (0.2)(c)      -         -          46.7
                         =======    =======    =======    ======        ======

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

4.3 Indenture, dated as of May 11, 1998, between Avon Products, Inc., as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.25% Putable/Callable Notes due May 1, 2018, Putable/Callable May 1, 2003 (incorporated by reference to Exhibit 4.3 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.6* Benefit Restoration Pension Plan of Avon Products, Inc., effective as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to Avon's Annual Report on Form 10-K for the year ended December 31,
           1994).

10.7* Amendment to Avon Products, Inc. Benefit Restoration Plan effective as of December 5, 2001 (incorporated by reference to Exhibit 10.7 to Avon's Annual Report on Form 10-K for the year ended December 31,
           2001).

10.8* Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996).

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

10.13* First Amendment to the Avon Products, Inc. Deferred Compensation Plan, (as amended and restated as of July 1, 1998), effective December 6, 2001 (incorporated by reference to Exhibit 10.13 to Avon's Annual Report on Form 10-K for the year ended December 31,
           2001).

10.14* Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.19* Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31, 2002 (incorporated by reference to Exhibit 10.19 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

10.20* Avon Products, Inc. Compensation Plan for Non-Employee Directors, (as amended and restated as of June 1, 2000), effective as of May 1, 1997 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 2000.

10.21* First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors (as amended and restated as of June 1, 2000), executed as of September 6, 2001 and effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

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

13 Portions of the Restated Annual Report to Shareholders for the year ended December 31, 2001 incorporated by reference in response to Items 1,5 through 8 in this filing.

18 Preferability letter from PricewaterhouseCoopers LLP regarding change in accounting principle (incorporated by reference to Exhibit 18 to Avon's Annual Report on Form 10-K for the year ended December 31, 1999).

21 Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

23 Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K/A).

* The Exhibits identified above and in the Exhibit Index with an asterisk (*) are management contracts or compensatory plans or arrangements.