Form 10-Q/A
period 2002-03-31
AVON PRODUCTS INC
filed 2002-08-12
CIK 8868

FORM 10-Q/A

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

                               Table of Contents

                                                                           Page
                                                                        Numbers
                                                                        -------
                         Part I. Financial Information

Introductory Note - Restatements................................             3

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income
           Three Months Ended March 31, 2002 (Restated) and
             March 31, 2001.....................................             4

         Consolidated Balance Sheets
           March 31, 2002 (Restated) and December 31, 2001......             5

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 (Restated) and
             March 31, 2001.....................................             6

         Notes to Consolidated Financial Statements (Restated)..          7-16

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition (Restated)        17-22

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk .....................................            22


                           Part II. Other Information

Item 1.  Legal Proceedings .....................................            23

Item 6.  Exhibits and Reports on Form 8-K.......................            23

Signature ......................................................            24

Introductory Note--Restatements

     In connection with the settlement of the previously disclosed investigation by the Securities and Exchange Commission ("SEC") relating to the write off of an order management software system known as the "FIRST" project, Avon has restated its Consolidated Financial Statements as of December 31, 2001, 2000 and 1999 and for the years then ended and for each of the fiscal quarters ended March 31, 1999 through March 31, 2002. Avon had written off $14.8 pretax, or $10.0 after tax, of FIRST assets in the first quarter of 1999 and $23.9 pretax, or $14.5 after tax, of FIRST assets in the third quarter of 2001. Avon has restated its financial statements to reflect the additional write off as of March 31, 1999 of all capitalized costs ($23.3 pretax, or $14.0 after tax), associated with the FIRST project as of that date and a reversal of the charge recorded in the third quarter of 2001. Other FIRST-related activity (capitalized costs and amortization) recorded during 1999-2002 has also been restated. A description of the adjustments that comprise the restatements is set forth in Notes 2 and 9 of the Notes to Consolidated Financial Statements filed with this Form 10-Q/A.

     The accompanying financial statements have been restated to reflect the restatements discussed above. No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed.

                         PART I. FINANCIAL INFORMATION

                              AVON PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In millions, except per share data)

                                                       Three months ended
                                                            March 31
                                                     ----------------------
                                                       2002          2001
                                                     ----------   ---------
                                                (Restated-Note 2)

Net sales........................................... $1,372.1      $1,346.4

Other revenue.......................................     11.5          10.6
                                                     --------       -------
Total revenue.......................................  1,383.6       1,357.0

Costs, expenses and other:
  Cost of sales.....................................    518.5         512.5
  Marketing, distribution and administrative expenses   710.8         698.7
                                                     --------      --------
Operating profit....................................    154.3         145.8

  Interest expense..................................     13.4          19.7
  Interest income...................................     (4.5)         (2.0)
  Other (income) expense, net.......................     (4.1)          1.6
                                                     --------      --------
Total other expense, net............................      4.8          19.3
                                                     --------      --------

Income from continuing operations before taxes,
  minority interest and cumulative effect
  of accounting change .............................    149.5         126.5
Income taxes........................................     52.1          44.5
                                                     --------      --------
Income before minority interest and cumulative
  effect of accounting change.......................     97.4          82.0
Minority interest...................................     (1.1)            -
                                                     --------      --------
Income from continuing operations before
  cumulative effect of accounting change  ..........     96.3          82.0
Cumulative effect of accounting change, net of tax          -          (0.3)
                                                     --------      --------
Net income ......................................... $   96.3      $   81.7
                                                     ========      ========

Basic earnings per share:
  Continuing operations............................. $    .41      $    .34
  Cumulative effect of accounting change............        -             -
                                                     --------      --------
                                                     $    .41      $    .34
                                                     ========      ========

Diluted earnings per share:
  Continuing operations ............................ $    .40      $    .34
  Cumulative effect of accounting change............        -             -
                                                     --------      --------
                                                     $    .40      $    .34
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In millions)

                                                      March 31    December 31
                                                        2002          2001
                                                     ----------   -----------
                                                (Restated-Note 2)
ASSETS
Current assets:
Cash and cash equivalents........................    $  352.7      $  508.5
Accounts receivable..............................       506.5         519.5
Inventories......................................       672.5         612.5
Prepaid expenses and other.......................       262.5         248.6
                                                     --------      --------
Total current assets.............................     1,794.2       1,889.1
                                                     --------      --------

Property, plant and equipment, at cost...........     1,542.2       1,552.4
Less accumulated depreciation....................       790.7         779.7
                                                     --------      --------
                                                        751.5         772.7
Other assets.....................................       507.2         530.8
                                                     --------      --------
Total assets.....................................    $3,052.9      $3,192.6
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT)EQUITY
Current liabilities:
Debt maturing within one year....................    $   85.5      $   88.8
Accounts payable.................................       349.6         404.1
Accrued compensation.............................        83.9         145.2
Other accrued liabilities........................       337.2         338.2
Sales and taxes other than income................       114.4         108.8
Income taxes.....................................       363.7         375.9
                                                     --------      --------
Total current liabilities........................     1,334.3       1,461.0
                                                     --------      --------
Long-term debt...................................     1,228.1       1,236.3
Employee benefit plans...........................       441.5         436.6
Deferred income taxes............................        32.6          30.6
Other liabilities................................        95.0         103.2

Contingencies (Note 6)

Shareholders'(deficit)equity:
Common stock.....................................        89.3          89.1
Additional paid-in capital.......................       971.5         938.0
Retained earnings................................     1,438.5       1,389.4
Accumulated other comprehensive loss  ...........      (518.4)       (489.5)
Treasury stock, at cost..........................    (2,059.5)     (2,002.1)
                                                     --------      --------
Total shareholders'(deficit)equity...............       (78.6)        (75.1)
                                                     --------      --------
Total liabilities and shareholders'(deficit)equity   $3,052.9      $3,192.6
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                              AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                          Three months ended
                                                                March 31
                                                          -------------------
                                                            2002         2001
                                                          -------      ------
                                                    (Restated-Note 2)
Cash flows from operating activities:
Net income..............................................  $ 96.3       $ 81.7
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
Special and non-recurring payments......................    (7.0)        (2.3)
Cumulative effect of accounting change .................       -           .3
Depreciation and amortization...........................    29.6         26.4
Provision for doubtful accounts.........................    29.3         30.4
Amortization of debt discount...........................     3.8          3.7
Foreign exchange losses.................................   (10.7)         2.8
Deferred income taxes...................................    (1.5)        (1.7)
Other...................................................     3.0          3.3
Changes in assets and liabilities:
  Accounts receivable...................................   (27.1)       (32.2)
  Income tax receivable.................................       -         95.2
  Inventories...........................................   (71.8)       (62.1)
  Prepaid expenses and other............................   (10.4)       (10.7)
  Accounts payable and accrued liabilities..............   (96.5)       (63.3)
  Income and other taxes................................    (2.1)        (4.5)
  Noncurrent assets and liabilities.....................     7.6          1.1
                                                          ------       ------
Net cash (used in)provided by operating activities......   (57.5)        68.1
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (14.6)       (27.6)
Disposal of assets......................................      .2          1.5
Other investing activities..............................     (.9)        (5.2)
                                                          ------       ------
Net cash used in investing activities...................   (15.3)       (31.3)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (49.5)       (47.0)
Book overdraft..........................................     (.5)          .2
Debt, net (maturities of three months or less)..........     5.8         26.3
Proceeds from short-term debt...........................    17.9         18.8
Retirement of short-term debt...........................   (27.6)       (27.4)
Repurchase of common stock..............................   (54.5)       (40.2)
Proceeds from exercise of stock options, net of taxes...    30.8          7.4
                                                          ------       ------
Net cash used in financing activities...................   (77.6)       (61.9)
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.    (5.4)        (5.1)
                                                          ------       ------
Net decrease in cash and equivalents....................  (155.8)       (30.2)
Cash and equivalents at beginning of period.............   508.5        122.7
                                                          ------       ------
Cash and equivalents at end of period................... $ 352.7      $  92.5
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

Cumulative Effect of Accounting Change

     In the first quarter of 2001, Avon recorded a charge to earnings of $0.3, net of taxes of $0.2, and a charge to Shareholders' (deficit) equity of $3.9, net of taxes of $2.1, to reflect the adoption of FAS No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities," on January 1, 2001.

2. RESTATEMENTS

Restatements

     In connection with the settlement of a previously disclosed investigation by the Securities and Exchange Commission ("SEC") relating to the write off of an order management software system known as the "FIRST" project, Avon has restated its Consolidated Financial Statements as of December 31, 2001, 2000 and 1999 and for the years then ended and for each of the fiscal quarters ended March 31, 1999 through March 31, 2002. See Introductory Note-Restatements and
Note 9 of the Notes to Consolidated Financial Statements, "Asset Impairment Charge".

     The accompanying financial statements have been restated to reflect the restatements discussed above. No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed.

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

     o Reversal of the third quarter of 2001 Asset impairment charge of $23.9 pretax related to the abandonment of the FIRST project; and

     o Restatement of all other activity related to the FIRST project, consisting of costs incurred and capitalized subsequent to March 31, 1999 and amortization, recorded from the second quarter of 1999 through the first quarter of 2002.

     These adjustments resulting from the restatements are reflected in Management's Discussion & Analysis and the following notes: Special and Non-Recurring Charges, Earnings per Share, Comprehensive Income, Segment Information, and Asset Impairment Charge.

                           AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

     The effects of these restatements on the Consolidated Financial Statements are set forth below:

                                           Consolidated Statement of Income
                                              for the three months ended
                                                     March 31, 2002
                                          -----------------------------------
                                              As                  As
                                          Reported(1)         Restated (2)
                                          -----------         ------------

Marketing distribution and
  administrative expenses                    $711.0             $710.8
Operating profit                              154.1              154.3
Income from continuing
  operations before taxes
  and minority interest                       149.3              149.5
Income taxes                                   52.0               52.1
Income from continuing
  operations before minority
  interest                                     97.3               97.4
Net income                                     96.2               96.3


                                                 Consolidated Balance Sheet
                                                    As of March 31, 2002
                                             -----------------------------------
                                                     As               As
                                                Reported (1)       Restated (2)
                                                ------------       ------------
Property, plant and equipment, at
  cost                                            $1,544.4          $1,542.2
Other assets                                         505.4             507.2
Total assets                                       3,053.3           3,052.9
Retained earnings                                  1,438.9           1,438.5
Total liabilities and shareholder's
  (deficit) equity                                 3,053.3           3,052.9

     (1) As reported in Avon's quarterly report on Form 10-Q for the quarter ended March 31, 2002.
     (2)  Includes the effects of the restatements outlined above.

Note: Refer to Avon's Form 10-Q/A for the quarter ended March 31, 2001 for restatements to 2001 information.


3.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") are computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted EPS were calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

    For the three months ended March 31, 2002 and 2001, the components of basic and diluted earnings per share are as follows:

                                               2002      2001
                                             --------  --------
Numerator:
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting change                         $  96.3   $  82.0

   Cumulative effect of accounting change          -     ( 0.3)
                                             -------   -------
   Net income                                $  96.3   $  81.7
                                             =======   =======

Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   change                                    $  96.3   $  82.0

   Interest expense on convertible notes,
   net of taxes                                  2.6       2.5
                                             --------  -------

   Income for purposes of computing diluted
   EPS before cumulative effect of
   accounting change                            98.9      84.5

   Cumulative effect of accounting change          -      (0.3)
                                             -------   -------
   Net income for purposes of computing
   diluted EPS                               $  98.9   $  84.2
                                             =======   =======

Denominator:
Basic EPS weighted-average shares
   Outstanding                                236.70    237.91

Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                        2.64      1.90
   Assumed conversion of convertible notes      6.96      6.96
                                             -------  --------

Diluted EPS adjusted weighted-average
   shares outstanding                         246.30    246.77
                                             =======  ========

Basic EPS:
   Continuing operations                     $   .41  $    .34
   Cumulative effect of accounting change          -         -
                                             -------  --------
                                             $   .41  $    .34
                                             =======  ========
Diluted EPS:
   Continuing operations                     $   .40  $    .34
   Cumulative effect of accounting change          -         -
                                             -------  --------
                                             $   .40  $    .34
                                             =======  ========

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

                              AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

4.  INVENTORIES

                                   March 31            December 31
                                       2002                   2001
                                     ------                 ------
    Raw materials................    $172.1                 $167.0
    Finished goods...............     500.4                  445.5
                                     ------                 ------
                                     $672.5                 $612.5
                                     ======                 ======
5.  DIVIDENDS

     Cash dividends paid per share of common stock were $.20 for the three months ended March 31, 2002 and $.19 for the corresponding 2001 period. On January 31, 2002, Avon increased the annualized dividend rate to $.80 from $.76.

6.  CONTINGENCIES

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

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

7.  COMPREHENSIVE INCOME

     For the three months ended March 31, 2002 and 2001, the components of comprehensive income are as follows:

                                                2002       2001
                                               ------     ------
Net income                                     $ 96.3     $ 81.7
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments                  (29.2)     (17.0)
    Unrealized loss from available-for-sale
       securities                                 (.2)      (2.6)
    Net derivative gains (losses) on cash
       flow hedges                                 .5       (1.4)
                                               ------     ------
Comprehensive income                           $ 67.4     $ 60.7
                                               ======     ======

Cash flow hedges impacted other comprehensive loss as follows for the three months ended March 31:

                                                2002        2001
                                               ------      ------
Cumulative effect of accounting change         $   -       $(3.9)
Net (losses) gains on derivative instruments    (1.5)         .5
Reclassification of losses to earnings           2.0         2.0
                                               ------      ------
Net increase (decrease) to other
   comprehensive loss                          $  .5       $(1.4)
                                               ======      ======

8.  SPECIAL AND NON-RECURRING CHARGES

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

     Special and non-recurring charges by business segment were as follows:

                                                             Corporate
                         North             Latin                and
                        America*   U.S.   America    Europe    Other    Total
                        --------   ---    -------    ------    -----  ---------
Facility
  rationalizations**    $  16.8  $14.3    $  17.7   $  13.2   $    -   $  62.0
Workforce reduction
  programs                   .9    9.7        6.4       2.1     14.0      33.1
Other                         -    2.1          -         -       .2       2.3
                        -------  -----    -------   -------   ------   -------
Total accrued charge    $  17.7  $26.1    $  24.1   $  15.3   $ 14.2   $  97.4
                        =======  =====    =======   =======   ======   =======

*Excludes amounts related to the U.S.
**Includes accrued severance and related costs associated with facility rationalizations.

                              AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)

     Special and non-recurring charges by category of expenditures were as follows:

                                                                             Accrued
                                                                             Facility
                     Accrued                                                 Rational-
                     Severance           Asset                               ization
                     and        Cost of  Impair-  Special      Contract      and
                     Related    Sales    ment     Termination  Termination   Other
                     Costs      Charge   Charge   Benefits     Costs         Costs      Total
                     ---------  -------  -------  -----------  -----------   ---------  -----

Facility
  rationalizations    $ 42.9    $  2.5   $  5.1     $  5.0      $  2.2        $  4.3    $ 62.0
Workforce
  reduction programs    26.9         -        -        6.2           -             -      33.1
Other                      -         -       .3          -         1.3            .7       2.3
                      ------    ------   ------     ------      ------        ------    ------
Total accrued charge  $ 69.8    $  2.5   $  5.4     $ 11.2      $  3.5        $  5.0    $ 97.4
                      ======    ======   ======     ======      ======        ======    ======

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

The liability balance at March 31, 2002 was as follows:

                                                                             Accrued
                                                                             Facility
                     Accrued                                                 Rational-
                     Severance           Asset                               ization
                     and        Cost of  Impair-  Special      Contract      and
                     Related    Sales    ment     Termination  Termination   Other
                     Costs      Charge   Charge   Benefits     Costs         Costs      Total
                     ---------  -------  -------  -----------  -----------   ---------  -----

Balance at
  December 31, 2001   $  67.1    $   -    $   -    $     -       $  3.5       $  4.5    $ 75.1
Cash expenditures        (5.5)       -        -          -         (1.4)         (.1)     (7.0)
                      -------    -----    -----    -------       ------       ------    ------
                      $  61.6    $   -    $   -    $     -       $  2.1       $  4.4    $ 68.1
                      =======    =====    =====    =======       ======       ======    ======


9.       ASSET IMPAIRMENT CHARGE

     In the first quarter of 1999, Avon originally recorded a Special charge of $151.2 pre-tax, which included the write off of $14.8 in pre-tax costs ($10.0 after tax) associated with portions of the order management software system known as the FIRST project. The balance of the FIRST project's development costs had been carried as an asset until the third quarter of 2001, when Avon recorded a pre-tax charge of $23.9 ($14.5 after tax) to write off the carrying value of costs related to that project. The non-cash charge recorded in the third quarter of 2001 included software development costs, certain hardware, software interfaces and other related costs. Prior to the write off, the capitalized software was included in Property, plant and equipment, at cost, and Other assets on the Consolidated Balance Sheet.

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

     See Introductory Note - Restatements and Note 2 of the Notes to Consolidated Financial Statements, "Restatements".

10.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments is as follows:

                                           Three Months Ended March 31,
                                  -------------------------------------------
                                          2002                    2001
                                  --------------------    -------------------
                                     Net     Operating      Net     Operating
                                    Sales      Profit      Sales      Profit
                                  --------    --------    --------   --------

North America:
      U.S.                        $  496.6    $   93.0    $  461.0    $  82.4
      U.S. Retail*                     1.8        (7.0)        2.2       (3.7)
      Other**                         52.8         6.2        54.3        6.0
                                  --------    --------    --------    --------
      Total                          551.2        92.2       517.5       84.7
                                  --------    --------    --------    --------
International:
      Latin America North***         227.8        45.7       216.3       47.6
      Latin America South***         172.0        19.8       213.0       30.6
                                  --------    --------    --------    --------
        Latin America                399.8        65.5       429.3       78.2
      Pacific                        181.0        22.5       181.9       20.7
      Europe                         240.1        31.9       219.5       26.9
                                  --------    --------    --------    --------
      Total International            820.9       119.9       830.7      125.8
                                  --------    --------    --------    --------

Total from operations             $1,372.1    $  212.1    $1,348.2    $ 210.5

Global expenses                          -       (57.8)      (1.8)      (64.7)
                                  --------    --------    --------    --------
Total                             $1,372.1    $  154.3    $1,346.4    $ 145.8
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

11.  Financial Instruments

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

12.  Subsequent Event

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)

ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

Consolidated
                                                           Favorable
                                                         (Unfavorable)
                                                            %/Point
                                      2002        2001      Change
                                    --------    --------  -----------
Net sales                           $1,372.1    $1,346.4       2%
Total revenue                        1,383.6     1,357.0       2%
Marketing, distribution and
   administrative expenses             710.8       698.7       2%
Operating profit                       154.3       145.8       6%
Interest expense                        13.4        19.7     (32)%
Interest income                         (4.5)       (2.0)      -
Other (income) expense, net             (4.1)        1.6       -
Net income                              96.3        81.7      18%
Diluted earnings per share               .40         .34      18%

Gross margin                            62.5%       62.2%     .3
Operating expense ratio                 51.4%       51.5%     .1
Operating margin                        11.2%       10.7%     .4
Effective tax rate                      34.8%       35.2%     .4

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

     o The U.S. operating margin improvement was primarily attributable to the sales increase discussed above, expense savings associated with Business Transformation projects and gross margin expansion (mainly due to favorable product mix and supply chain savings), partially offset by incremental consumer-related investments such as brochure enhancements.

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

     o In Russia, units increased significantly as a result of more competitive pricing and advertising. There was also an increase in average Representatives due to enhanced training programs.

     o In the United Kingdom, units increased as a result of increased spending for consumer motivation and new product launches.

     o Sales declines in most West European markets were primarily the result of a weak economic environment.

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

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)


     o In Central and Eastern Europe, operating margin improved due to significant sales growth as well as the leveraging of operating expenses as these markets achieve scale.

     o In the United Kingdom, operating margin was favorably impacted by mid-single digit sales growth, product mix and tight expense controls, partially offset by incremental spending on brochure enhancements and expenses associated with Business Transformation projects.

     o In Western Europe, operating margin declined as a result of lower sales.

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

o Argentina's net sales were negatively impacted by that country's unstable economic situation and the devaluation of the Argentine peso. Local management has taken numerous actions to counter the challenges presented by this current crisis. While it is difficult to predict the impact the economic situation will have on future results, management currently expects U.S. dollar sales and profit for Avon Argentina in 2002 to be significantly lower than in 2001.

o Venezuela's U.S. dollar sales were negatively impacted by the devaluation of the Bolivar resulting from the political turmoil in that country. Excluding the impact of exchange, net sales in Venezuela increased due to growth in units resulting from new product launches and consumer promotions.

o Mexico's net sales benefited from the strength of the Health and Wellness line and new product launches.

o Brazil's performance reflects an increase in active Representatives, due to the continued roll out of the Sales Leadership program, as well as successful product launches.

     The decrease in operating profit and operating margin resulted from declines in Mexico and Argentina, partially offset by improvements in Brazil and Venezuela.

o In Mexico, operating margin was negatively impacted by a new luxury tax imposed at the beginning of 2002, which could not be recovered through pricing during the first quarter of 2002 as the brochures were already printed, and accelerated depreciation associated with the Business Transformation initiative to transition to a new distribution facility in Celaya. Avon expects to recover the luxury tax through higher pricing in the remainder of 2002. The decrease in operating margin was partially offset by gross margin improvement due to favorable product mix.

                              AVON PRODUCTS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        (In millions, except share data)


o In Argentina, operating margin decreased primarily due to lower sales, unfavorable product mix and an increase in the cost of imported supplies resulting from the devaluation of the Argentine peso.

o In Brazil, operating margin improved as a result of an increase in sales, expense management and supply chain savings, partially offset by incremental consumer-related investments.

o In Venezuela, operating margin increased mainly due to gross margin expansion driven by favorable product mix.

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

o Japan's net sales were negatively impacted by foreign exchange and a weak economic environment.
o The Philippine's net sales were negatively impacted by foreign exchange. Excluding foreign exchange, net sales increased slightly despite consumer softness brought on by political unrest and economic uncertainty in that market.
o China's sales growth is primarily attributable to an increase in the number of Avon beauty boutiques in that country.

     The increase in operating margin was primarily due to improvements in China and Japan, partially offset by a decline in the Philippines.

o China's operating margin improvement resulted from an increase in sales, product sourcing benefits and a reduction in tariffs on imported ingredients, partially offset by incremental advertising expenses.
o Japan's operating margin was impacted by gross margin expansion due to favorable product mix.
o The Philippine's operating margin decreased as a result of unfavorable product mix, higher bad debt expense and incremental spending on advertising and brochure pages.

Global Expenses

     Global expenses decreased 11% primarily due to lower departmental expenses as well as lower cash bonus accruals resulting from plans to pay a portion of 2002 bonuses in stock options instead of cash.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2001 Form 10-K/A.


                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 6 of the Notes to Consolidated Financial Statements.


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

                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  August 12, 2002             By /s/ Janice Marolda
                                   ------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the registrant and as principal accounting officer.