Form 10-Q
period 2002-06-30
AVON PRODUCTS INC
filed 2002-08-13
CIK 8868

CONFORMED COPY





                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002

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

     The number of shares of Common Stock (par value $.25) outstanding at July 31, 2002 was 235,980,558.

                            Table of Contents

                                                                     Page
                                                                  Numbers
                                                                  -------
                     Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income
           Three Months Ended June 30, 2002 and
             June 30, 2001....................................            3
           Six Months Ended June 30, 2002 and
             June 30, 2001....................................            4

         Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001.................           5

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2002 and
             June 30, 2001  ....................................          6

         Notes to Consolidated Financial Statements.............       7-15



Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition..........      16-23

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk .....................................         23




                   Part II.  Other Information

Item 1.  Legal Proceedings .....................................         24

Item 4.  Submission of Matters to a Vote of Security Holders....         24

Item 6.  Exhibits and Reports on Form 8-K.......................         24

Signature ......................................................         25

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In millions, except per share data)

                                                          Three months ended
                                                                June 30
                                                        ----------------------
                                                            2002          2001
                                                        --------      --------

Net sales...........................................    $1,513.5      $1,457.0

Other revenue.......................................        13.7          10.2
                                                        --------       -------
Total revenue.......................................     1,527.2       1,467.2

Costs, expenses and other:
  Cost of sales.....................................       565.3         535.7
  Marketing, distribution and administrative expenses      718.8         695.4
                                                        --------      --------
Operating profit....................................       243.1         236.1

  Interest expense..................................        12.9          18.9
  Interest income...................................        (4.0)         (4.2)
  Other (income) expense, net.......................        (7.3)          7.3
                                                        --------      --------
Total other expense, net............................         1.6          22.0
                                                        --------      --------


Income before taxes and minority interest...........       241.5         214.1
Income taxes........................................        84.0          74.7
                                                        --------      --------
Income before minority interest.....................       157.5         139.4
Minority interest...................................        (2.5)         (1.5)
                                                        --------      --------
Net income .........................................    $  155.0      $  137.9
                                                        ========      ========

Earnings per share:
  Basic ............................................    $    .66      $    .58
  Diluted...........................................    $    .64      $    .57

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In millions, except per share data)

                                                           Six months ended
                                                                June 30
                                                        ----------------------
                                                            2002          2001
                                                        --------      --------

Net sales...........................................    $2,885.6      $2,803.4

Other revenue.......................................        25.2          20.8
                                                        --------      --------
Total revenue.......................................     2,910.8       2,824.2

Costs, expenses and other:
  Cost of sales.....................................     1,083.8       1,048.2
  Marketing, distribution and administrative expenses    1,429.6       1,394.1
                                                        --------      --------
Operating profit....................................       397.4         381.9

  Interest expense..................................        26.3          38.6
  Interest income...................................        (8.5)         (6.2)
  Other (income) expense, net.......................       (11.4)          8.9
                                                        --------      --------
Total other expense, net............................         6.4          41.3
                                                        --------      --------
Income from continuing operations before taxes,
  minority interest and cumulative effect of
  accounting change.................................       391.0         340.6
Income taxes........................................       136.1         119.2
                                                        --------      --------
Income from continuing operations before minority
  interest and cumulative effect of accounting change      254.9         221.4
Minority interest...................................        (3.6)         (1.5)
                                                        --------      --------
Income from continuing operations before
  cumulative effect of accounting change............       251.3         219.9

Cumulative effect of accounting change, net of tax..           -          (0.3)
                                                        --------      --------
Net income .........................................    $  251.3      $  219.6
                                                        ========      ========
Basic earnings per share:
  Continuing operations ............................    $   1.06      $    .93
  Cumulative effect of accounting change............           -             -
                                                        --------      --------
                                                        $   1.06      $    .93
                                                        ========      ========
Diluted earnings per share:
  Continuing operations.............................    $   1.04      $    .91
  Cumulative effect of accounting change............           -             -
                                                        --------      --------
                                                        $   1.04      $    .91
                                                        ========      =========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                               (In millions)

                                                      June 30   December 31
                                                         2002          2001
                                                     --------      --------

ASSETS
Current assets:
Cash and cash equivalents........................    $  429.4      $  508.5
Accounts receivable..............................       492.1         519.5
Inventories......................................       668.9         612.5
Prepaid expenses and other.......................       246.1         248.6
                                                     --------      --------
Total current assets.............................     1,836.5       1,889.1
                                                     --------      --------

Property, plant and equipment, at cost...........     1,538.7       1,552.4
Less accumulated depreciation....................       789.8         779.7
                                                     --------      --------
                                                        748.9         772.7
Other assets.....................................       542.5         530.8
                                                     --------      --------
Total assets.....................................    $3,127.9      $3,192.6
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT)EQUITY
Current liabilities:
Debt maturing within one year....................    $   79.3      $   88.8
Accounts payable.................................       322.4         404.1
Accrued compensation.............................       116.4         145.2
Other accrued liabilities........................       318.0         338.2
Sales and taxes other than income................       108.3         108.8
Income taxes.....................................       363.8         375.9
                                                     --------      --------
Total current liabilities........................     1,308.2       1,461.0
                                                     --------      --------
Long-term debt...................................     1,263.2       1,236.3
Employee benefit plans...........................       462.6         436.6
Deferred income taxes............................        32.5          30.6
Other liabilities................................       101.1         103.2

Contingencies (Note 5)

Shareholders'(deficit)equity:
Common stock.....................................        89.5          89.1
Additional paid-in capital.......................       990.7         938.0
Retained earnings................................     1,546.2       1,389.4
Accumulated other comprehensive loss  ...........      (554.4)       (489.5)
Treasury stock, at cost..........................    (2,111.7)     (2,002.1)
                                                     --------      --------
Total shareholders'(deficit)equity...............       (39.7)        (75.1)
                                                     --------      --------
Total liabilities and shareholders'(deficit)equity   $3,127.9      $3,192.6
                                                     ========      ========

The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In millions)

                                                           Six months ended
                                                                June 30
                                                         --------------------
                                                            2002         2001
                                                         -------      -------
Cash flows from operating activities:
Net income.............................................. $ 251.3      $ 219.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
Special and non-recurring payments......................   (14.7)        (4.1)
Cumulative effect of accounting change .................       -           .3
Depreciation and amortization...........................    60.7         53.0
Provision for doubtful accounts.........................    50.4         52.4
Amortization of debt discount...........................     7.6          7.3
Foreign exchange (gains)losses..........................   (21.0)         8.1
Deferred income taxes...................................     5.1         (5.6)
Other...................................................     5.1          8.2
Changes in assets and liabilities:
  Accounts receivable...................................   (47.9)       (45.2)
  Income tax receivable.................................       -         95.2
  Inventories...........................................   (76.3)       (89.0)
  Prepaid expenses and other............................    (6.0)       (20.0)
  Accounts payable and accrued liabilities..............   (81.0)       (67.5)
  Income and other taxes................................     1.8         18.3
  Noncurrent assets and liabilities.....................    12.4          3.0
                                                         -------      -------
Net cash provided by operating activities...............   147.5        234.0
                                                         -------      -------
Cash flows from investing activities:
Capital expenditures....................................   (38.2)       (68.1)
Disposal of assets......................................      .8          6.2
Purchases of investments................................   (10.0)           -
Other investing activities..............................     (.2)        (5.3)
                                                         -------      -------
Net cash used in investing activities...................   (47.6)       (67.2)
                                                         -------      -------
Cash flows from financing activities:
Cash dividends..........................................   (96.8)       (91.8)
Book overdraft..........................................     (.9)        (1.0)
Debt, net (maturities of three months or less)..........     1.7         56.8
Proceeds from short-term debt...........................    35.1         41.7
Retirement of short-term debt...........................   (48.3)       (52.4)
Retirement of long-term debt............................       -          (.1)
Repurchase of common stock..............................  (108.1)      (100.3)
Proceeds from exercise of stock options, net of taxes...    49.1         16.7
                                                         -------      -------
Net cash used in financing activities...................  (168.2)      (130.4)
                                                         -------      -------
Effect of exchange rate changes on cash and equivalents.   (10.8)        (7.4)
                                                         -------      -------
Net (decrease)increase in cash and equivalents..........   (79.1)        29.0
Cash and equivalents at beginning of period.............   508.5        122.7
                                                         -------      -------
Cash and equivalents at end of period................... $ 429.4      $ 151.7
                                                         =======      =======
The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

1.  ACCOUNTING POLICIES

Basis of Presentation

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's Restated 2001 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

Accounting for Certain Sales Incentives

     Effective January 1, 2002, Avon adopted Emerging Issues Task Force ("EITF") No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain products and cash incentives used in Avon's promotional activities, which were previously reported in Marketing, distribution and administrative expenses, to be classified as Cost of sales or as a reduction of Net sales. The adoption of EITF No. 00-14 had no impact on Operating profit, Net income or Earnings per share; however, gross margin decreased by approximately 0.7 points for both the three and six-month periods in 2002 and 2001, offset by a decrease in Marketing, distribution and administrative expenses.

     Effective January 1, 2002, Avon adopted EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" and EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which require certain expenses related to the U.S. Retail business previously included in Marketing, distribution and administrative expenses to be classified as a reduction of Net sales. The adoption of EITF No. 00-25 and EITF No. 01-09 was not material to the Consolidated Financial Statements. There was no impact on the three and six-month periods of 2001, as the U.S. Retail business was not launched until the third quarter of 2001.

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

     The pro-forma effect of FAS No. 142 assuming Avon had adopted this standard on January 1, 2001 was not material to Avon's Income from continuing operations before cumulative effect of accounting change, Net income or Basic and Diluted earnings per share for the three and six-months ended June 30, 2001.

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

    For the three and six months ended June 30, 2002 and 2001, the components of basic and diluted earnings per share were as follows:
                                             Three Months         Six Months
                                             Ended June 30        Ended June 30
                                             2002      2001       2002      2001
Numerator:
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting change                       $ 155.0  $  137.9    $ 251.3  $ 219.9
   Cumulative effect of accounting change        -         -          -     (0.3)

   Net income                              $ 155.0  $  137.9    $ 251.3  $ 219.6

Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   change                                  $ 155.0  $  137.9    $ 251.3  $ 219.9

   Interest expense on convertible notes,
   net of taxes                                2.6       2.5        5.2      5.0

   Income for purposes of computing diluted
   EPS before cumulative effect of
   accounting change                       $ 157.6  $  140.4    $ 256.5  $ 224.9

   Cumulative effect of accounting change        -         -          -     (0.3)
                                           _______  ________    _______   ______
   Net income for purposes of computing
   diluted EPS                             $ 157.6  $  140.4    $ 256.5    224.6

Denominator:
Basic EPS weighted-average shares
   outstanding                              236.43    236.74     236.57   237.32
Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                      2.89      2.10       2.77     2.00
   Assumed conversion of convertible notes    6.96      6.96       6.96     6.96

Diluted EPS adjusted weighted-average
   shares outstanding                       246.28    245.80     246.30   246.28

Basic EPS:
   Continuing operations                   $   .66  $    .58    $  1.06  $   .93
   Cumulative effect of accounting change        -         -          -        -
                                           $   .66  $    .58    $  1.06  $   .93
Diluted EPS:
   Continuing operations                   $   .64  $    .57       1.04  $   .91
   Cumulative effect of accounting change        -         -          -        -
                                           $   .64  $    .57    $  1.04  $   .91


(1)	At June 30, 2002, stock options and forward contracts to purchase Avon common stock totaling 0.3 million shares are not included in the earnings per share calculation since their impact is anti-dilutive.

                              AVON PRODUCTS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In millions, except share data)


    Avon purchased approximately 2.1 million shares of Avon common stock for $109.5 during the first six months of 2002, as compared to approximately 2.6 million shares of Avon common stock for $101.1 during the first six months of 2001. At June 30, 2002, 27,094 shares repurchased for $1.4 were not settled until July 2002 and were included in Other accrued liabilities on the Consolidated Balance Sheet.


3.  INVENTORIES
                                    June 30            December 31
                                       2002                   2001
                                     ------                 ------
    Raw materials................    $168.5                 $167.0
    Finished goods...............     500.4                  445.5
                                     ------                 ------
                                     $668.9                 $612.5
                                     ======                 ======

4.  DIVIDENDS

Cash dividends paid per share of common stock were $.20 and $.40 for the three and six months ended June 30, 2002, respectively, and $.19 and $.38 for the corresponding 2001 periods, respectively. On January 31, 2002, Avon increased the annualized dividend rate to $.80 from $.76.


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

                                AVON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In millions, except share data)


Various other lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2002 should not have a material adverse effect on the Consolidated Financial Statements.

     In July 2002, Avon settled a previously disclosed formal investigation by the Securities and Exchange Commission. See Note 10, Subsequent Events.


6.  COMPREHENSIVE INCOME
    For the three and six months ended June 30, 2002 and 2001, the components of comprehensive income were as follows:

                                                Three Months      Six Months
                                                Ended June 30     Ended June 30
                                                2002     2001     2002     2001
                                             -------  -------  -------  -------
Net income                                   $ 155.0  $ 137.9  $ 251.3  $ 219.6
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments                 (32.7)    (2.5)   (61.9)   (19.5)
    Unrealized gains(losses) from available-
       for-sale securities                      (1.9)     1.1     (2.1)    (1.5)
    Net derivative losses on cash
       flow hedges                              (1.4)     (.7)     (.9)    (2.1)
                                             -------  -------  -------  -------
Comprehensive income                         $ 119.0  $ 135.8  $ 186.4  $ 196.5
                                             =======  =======  =======  =======


    Under FAS 133, cash flow hedges impacted other comprehensive loss as follows:

                                                Three Months      Six Months
                                                Ended June 30     Ended June 30
                                                2002     2001     2002     2001
                                             -------  -------  -------  -------
Cumulative effect of accounting change       $     -  $     -  $     -  $  (3.9)
Net gains(losses) on derivative instruments      2.1     (3.1)      .6     (2.6)
Reclassification of (gains)losses to earnings   (3.5)     2.4     (1.5)     4.4
                                             -------  -------  -------  -------
Net decrease to Other comprehensive loss     $  (1.4) $  (0.7) $   (.9) $  (2.1)
                                             =======  =======  =======  =======



                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In millions, except share data)

7.  SPECIAL AND NON-RECURRING CHARGES

     In May 2001, Avon announced its new Business Transformation plans, which are designed to significantly reduce costs and expand profit margins, while continuing to focus on consumer growth strategies. Business Transformation initiatives include an end-to-end evaluation of business processes in key operating areas, with target completion dates through 2004. Specifically, the initiatives focus on simplifying Avon's marketing processes, driving supply chain opportunities, strengthening Avon's sales model through the Sales Leadership program and the Internet, and streamlining the Company's organizational structure, and also include plans to integrate certain similar activities across markets to achieve efficiencies. Avon anticipates significant benefits from these Business Transformation initiatives, but the scope and complexity of these initiatives necessarily involve planning and execution risk.

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


     Accrued severance and related costs are expenses, both domestic and international, associated with facility rationalizations and workforce reduction programs. Employee severance costs were accounted for in accordance with the Company's existing FAS No. 112, "Employers' Accounting for Post employment Benefits," severance plans, or in accordance with other accounting literature. Approximately 3,500 employees, or 8.0% of the total workforce, will receive severance benefits. As of June 30, 2002, approximately 600 of these employees were receiving severance benefits. The facility rationalizations will primarily result in either expanding an existing facility, building a new facility or sourcing product through third party vendors. In certain circumstances, employees terminated due to facility

                            AVON PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except share data)


rationalizations will need to be replaced. The majority of the employee severance costs will be paid in 2002 and 2003 in accordance with the original plan.

     The Cost of sales charge represents losses associated with a facility closure in Puerto Rico.

     Primarily as a result of facility rationalizations, management identified indicators of possible impairment of certain long-lived assets, consisting of buildings and improvements, equipment and other assets. In assessing and measuring impairment of long-lived assets, the Company applied the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Recoverability of assets to be held and used was measured by the comparison of the carrying amount of the assets with expected future cash flows of the assets (assets were grouped at the lowest level for which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets). As a result of the impairment review, an asset impairment charge was recorded. Approximately $4.0 of the asset impairment charge relates to the closure of a facility in Puerto Rico and reflects the reduction in the carrying value of equipment to its estimated fair market value based on selling prices for comparable equipment. The equipment was sold in the first half of 2002. The remaining charge relates to assets (leasehold improvements and other assets) that have been abandoned.

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

     The liability balance at June 30, 2002 was as follows:

                                                                           Accrued
                                                                           Facility
                     Accrued                                               Rational-
                     Severance           Asset                             ization
                     and        Cost of  Impair-  Special     Contract     and
                     Related    Sales    ment     Termination Termination  Other
                     Costs      Charge   Charge   Benefits    Costs        Costs   Total

Balance at
 December 31, 2001  $   67.1   $     -   $    -   $        -   $     3.5  $ 4.5   $ 75.1
Cash expenditures      (12.4)        -        -            -        (1.4)   (.9)   (14.7)

Balance at
 June 30, 2002      $   54.7   $     -   $    -   $        -   $     2.1  $ 3.6   $ 60.4



                            AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

8.  SEGMENT INFORMATION

    Summarized financial information concerning Avon's reportable segments was as follows:

                                           Three Months Ended June 30,
                                  -------------------------------------------
                                          2002                    2001
                                  --------------------    -------------------
                                     Net     Operating      Net     Operating
                                    Sales      Profit      Sales      Profit
                                  --------    --------    --------   --------

North America:
      U.S.                        $  514.2    $  113.2    $  485.8    $ 101.7
      U.S. Retail*                     2.3        (6.7)        2.3       (3.8)
      Other**                         61.2         9.5        57.1        9.5
                                  --------    --------    --------    --------
      Total North America            577.7       116.0       545.2      107.4
                                  --------    --------    --------    --------
International:
      Latin America North***         255.5        68.6       251.9       70.4
      Latin America South***         196.9        34.2       242.3       44.7
                                  --------    --------    --------    --------
        Latin America                452.4       102.8       494.2      115.1
      Pacific                        204.5        33.7       184.4       28.5
      Europe                         278.9        51.3       233.2       42.3
                                  --------    --------    --------    --------
      Total International            935.8       187.8       911.8      185.9
                                  --------    --------    --------    --------

Total from operations             $1,513.5    $  303.8    $1,457.0    $ 293.3

Global expenses                          -       (60.7)          -      (57.2)
                                  --------    --------    --------    --------
Total                             $1,513.5    $  243.1    $1,457.0    $ 236.1
                                  ========    ========    ========    ========

*Includes U.S. Retail and Avon Centre.
**Includes Canada and Puerto Rico.
***Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru. Avon's operations in Mexico reported net sales for 2002 and 2001 of $170.7 and $157.4, respectively, and operating profit for 2002 and 2001 of $44.6 and $44.2, respectively.

                             AVON PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In millions, except share data)

                                            Six Months Ended June 30,
                                  -------------------------------------------
                                          2002                    2001
                                  --------------------    -------------------
                                     Net     Operating      Net     Operating
                                    Sales      Profit      Sales      Profit
                                  --------    --------    --------   --------

North America:
      U.S.                        $1,010.8    $  206.2    $  946.8    $ 184.1
      U.S. Retail*                     4.1       (13.7)        4.5       (7.5)
      Other**                        114.0        15.7       111.4       15.5
                                  --------    --------    --------    --------
      Total North America          1,128.9       208.2     1,062.7      192.1
                                  --------    --------    --------    --------
International:
      Latin America North***         483.3       114.3       468.2      118.0
      Latin America South***         368.9        54.0       455.3       75.3
                                  --------    --------    --------    --------
        Latin America                852.2       168.3       923.5      193.3
      Pacific                        385.5        56.2       366.3       49.2
      Europe                         519.0        83.2       452.7       69.2
                                  --------    --------    --------    --------
      Total International          1,756.7       307.7     1,742.5      311.7
                                  --------    --------    --------    --------

Total from operations             $2,885.6    $  515.9    $2,805.2    $ 503.8

Global expenses                          -      (118.5)      (1.8)     (121.9)
                                  --------    --------    --------    --------
Total                             $2,885.6    $  397.4    $2,803.4    $ 381.9
                                  ========    ========    ========    ========

*Includes U.S. Retail and Avon Centre.
**Includes Canada and Puerto Rico.
***Latin America North primarily includes the markets of Mexico, Venezuela and Central America. Latin America South primarily includes the markets of Brazil, Argentina, Chile and Peru. Avon's operations in Mexico reported net sales for 2002 and 2001 of $325.4 and $297.2, respectively, and operating profit for 2002 and 2001 of $74.6 and $74.9, respectively.

     In July 2002, the Company announced that it is consolidating the management of its two Latin American operating business units into one Latin American operating business unit and will therefore use that one business unit, for segment reporting purposes. This change will become effective in the third quarter of 2002.

The following table presents consolidated net sales by classes of principal products as follows:

                          Three Months             Six Months
                          Ended June 30           Ended June 30
                               2002        2001        2002       2001
                             --------    --------    --------    --------
Beauty*                      $  974.7    $  948.5    $1,859.4    $1,813.0
Beauty Plus**                   319.9       291.2       600.6       576.0
Beyond Beauty***                218.9       217.3       425.6       414.4
                             --------    --------    --------    --------
Total net sales              $1,513.5    $1,457.0    $2,885.6    $2,803.4
                             ========    ========    ========    ========

*Beauty includes cosmetics, fragrance and toiletries.
**Beauty Plus includes fashion jewelry, watches and apparel and accessories. ***Beyond Beauty includes home products, gift and decorative, and candles.

Sales from Health and Wellness products are presented among the three categories based on product segmentations.

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

     At June 30, 2002, Avon had forward contracts to purchase approximately 271,000 shares of Avon Common Stock at an average price of $46.21 per share. Under the contracts, Avon can choose physical, net-share or net-cash settlement. The maturities of forward contracts are accelerated in the event that Avon's credit rating declines to Baa2, its stock price closes at or below the trigger price of approximately $16.00 per share for a two-day period or the number of shares available for settlement drops below 50.0 million. The contracts mature in October 2002 and were recorded as equity instruments. As equity instruments, no adjustments for changes in fair value were recognized.


10.  Subsequent Events

     On August 8, 2002, Avon declared a quarterly dividend on its common stock of $.20 per share, payable September 3, 2002, to shareholders of record on August 19, 2002.

     On July 17, 2002, Avon settled a previously disclosed formal investigation by the Securities and Exchange Commission ("SEC"), which commenced in August 2000, concerning Avon's write-off of a customized order management software system known as the FIRST project. Avon had written off approximately $15.0 (pretax) of FIRST assets in the first quarter of 1999 and approximately $24.0 (pretax) of FIRST assets in the third quarter of 2001.
The SEC determined that the entire FIRST asset should have been written off in the first quarter of 1999 and that the disclosure regarding the partial write off was inaccurate. Avon has restated its financial statements for all periods from the first quarter of 1999 through the first quarter of 2002 to reflect the write off of the FIRST project in the first quarter of 1999, the reversal of the charge recorded in the third quarter of 2001 and the restatement of other FIRST-related activity that had been recorded during 1999-2002.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)


ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition


RESULTS OF OPERATIONS-THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

Consolidated

                               Three-Month Period              Six-Month Period
                          -----------------------------  ----------------------------
                                               Favorable                   Favorable
                                             (Unfavorable)               (Unfavorable)
                                                %/Point                      %/Point
                               2002      2001    Change     2002     2001     Change
                           --------  --------  --------  --------  --------  --------
Net sales                  $1,513.5  $1,457.0      4%    $2,885.6  $2,803.4      3%
Total revenue               1,527.2   1,467.2      4%     2,910.8   2,824.2      3%
Marketing, distribution and
   administrative expenses    718.8     695.4     (3)%    1,429.6   1,394.1     (3)%
Operating profit              243.1     236.1      3%       397.4     381.9      4%
Interest expense               12.9      18.9      -         26.3      38.6      -
Interest income                (4.0)     (4.2)     -         (8.5)     (6.2)     -
Other (income) expense, net    (7.3)      7.3      -        (11.4)      8.9      -
Net income                    155.0     137.9     12%       251.3     219.6     14%
Diluted earnings per share      .64       .57     12%        1.04       .91     14%

Gross margin                   63.0%     63.5%   (.5)        62.8%     62.9%   (.1)
Operating expense ratio        47.1%     47.4%    .3         49.1%     49.4%    .3
Operating margin               15.9%     16.1%   (.2)        13.7%     13.5%    .2
Effective tax rate             34.8%     34.9%    .1         34.8%     35.0%    .2

Units Sold                                        12%                           10%
Active Representatives                            10%                            9%

     Net sales growth was driven by an increase in units and the number of active Representatives, with dollar increases in all regions except Latin America, which was negatively impacted by weaker foreign exchange rates resulting from economic and political uncertainties in the region. Excluding the impact of foreign currency exchange, consolidated Net sales increased 10% and 9% in the three and six-month periods, respectively, with increases in all regions.

     Gross margin decreased in both periods due to declines in Europe, Latin America, and the Pacific, partially offset by an increase in North America.

     Marketing, distribution and administrative expenses increased in both periods due to an increase in selling expenses associated with higher sales as well as additional investments in consumer-related initiatives such as brochure enhancements and sampling, partially offset by net savings associated with Avon's Business Transformation initiatives. Operating expenses decreased as a percentage of Total revenue in the quarter due to lower expense ratios in Europe, the Pacific, and Latin America and decreased in the six-month period due to lower expense ratios in Europe and the Pacific, partially offset by a higher expense ratio in Latin America. The expense ratio in North America was flat in both periods.

     Interest expense decreased in both periods primarily as a result of lower interest rates.

     Interest income decreased in the second quarter due to lower interest rates but increased in the six-month period primarily due to higher cash and cash equivalent balances at the beginning of 2002.

                            AVON PRODUCTS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)



     Other (income) expense, net was favorable in both periods, mainly due to net foreign exchange gains of $9.2 and $16.7 in the three and six-month periods, respectively, in 2002 (primarily Argentine peso and Venezuelan bolivar) and net foreign exchange losses of $6.3 and $6.1 in the three and six-month periods, respectively, in 2001 (mainly Mexican peso and Hungarian forint). 2002 gains included non-cash foreign exchange gains of $12.9 and $26.3 in the three and six-month periods, respectively, on U.S. dollar denominated assets, primarily in Argentina and Venezuela.

     The effective tax rate decreased in both periods due to the favorable impact of repatriation planning and changes in the earnings mix and tax rates of international subsidiaries.

     The favorable variances in net foreign exchange, interest expense and the effective tax rate realized in the first half of 2002 as compared to the first half of 2001 are not expected to be repeated in the second half of 2002. This reflects assumptions that foreign exchange rates will be less volatile in addition to the fact that Avon will begin to repeat last year's lower interest rates and a lower tax rate.


Segment Review

North America
                        Three-Month Period               Six-Month Period
                   ----------------------------   ----------------------------
                                        %/Point                        %/Point
                       2002      2001    Change       2002      2001    Change
                   --------  --------  --------   --------  --------  --------
Net sales            $577.7    $545.2        6%   $1,128.9  $1,062.7        6%
Operating profit      116.0     107.4        8%      208.2     192.1        8%
Operating margin       19.8%     19.5%      .3        18.2%     17.9%      .3

Units Sold                                   7%                             6%
Active Representatives                       2%                             2%


     Net sales increased in both periods due to growth in units and the number of active Representatives. The U.S business, which represents approximately 90% of the North American segment, reported a sales increase of 6% and 7% in the three and six-month periods, respectively, resulting from an increase in units and the number of active Representatives. These increases were driven by the expansion of the Sales Leadership program and the success of the Health and Wellness product line, as well as new product launches, including Rare Pearls, Peony Soft Musk, Anew Biologie, Skin-So-Soft Bug Guard Plus and the relaunch of the Naturals line of bath products.

     Operating profit and operating margin increased in North America primarily due to improvements in the U.S. (U.S. operating margin improved 1.0 point in the second quarter and 0.9 in the six-month period), partially offset by operating losses associated with the U.S. Retail business.
*	The U.S. operating margin improvement was primarily attributable to the sales increase discussed above, expense savings associated with Business Transformation projects and gross margin expansion, mainly due to lower freight costs, partially offset by higher bonus accruals resulting from a decision to accrue for 2002 bonuses on an all-cash basis
(rather than on the basis of a portion in cash and a portion in stock options) and incremental spending on brochure enhancements.

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)

Latin America

                       Three-Month Period                 Six-Month Period
                  ------------------------------   ------------------------------
                                  %/Point Change                   %/Point Change
                                  --------------                   --------------
                                           Local                            Local
                    2002    2001     US$  Currency   2002    2001     US$  Currency
                  ------  ------  ------  ------   ------  ------  ------  ------
Net sales         $452.4  $494.2    (8)%     10%   $852.2  $923.5    (8)%      8%
Operating profit   102.8   115.1   (11)%      2%    168.3   193.3   (13)%     (2)%
Operating margin    22.7%   23.3%  (.6)     (.6)     19.7    20.9  (1.2)    (1.2)

Units Sold                                   11%                               9%
Active Representatives                        8%                               8%


     Net sales decreased in both periods resulting from declines in Argentina and Venezuela, partially offset by growth in Mexico and Brazil. Net sales in Latin America were significantly impacted by weaker foreign exchange rates. Net sales in local currency increased in both periods with increases in most markets in the region due to an increase in units and active Representatives.

*Argentina's U.S. dollar sales were negatively impacted by the devaluation of the Argentine peso. Argentina's net sales in local currency increased 1% in the quarter, reflecting 13% growth in active Representatives, partially offset by price discounting. Net sales in local currency decreased 6% in the six-month period due to the country's unstable economic situation.
Local management has taken numerous actions to counter the challenges presented by this current crisis. While it is difficult to predict the impact that the economic situation will have on future results, management currently expects U.S. dollar sales and profit for Avon Argentina in 2002 to be significantly lower than in 2001.
* Venezuela's U.S. dollar sales were negatively impacted by devaluation of the bolivar resulting from political turmoil in that country. Excluding the impact of exchange, net sales in Venezuela benefited in both periods from new product launches and consumer promotions.
* Mexico's net sales benefited from new product launches in non-CFT product lines.
* Brazil's performance reflects increases in units and active Representatives, due to the continued expansion of the Sales Leadership program, as well as successful product launches.

     The decrease in operating profit resulted from declines in Argentina and Venezuela, due to the impact of foreign exchange as well as the economic situation in these countries, and the countries of Central America, partially offset by an increase in Brazil. The decrease in operating margin resulted from declines in Mexico and Argentina, partially offset by improvements in
Brazil and Venezuela.
*	In Mexico, operating margin was negatively impacted by an unfavorable mix of products sold, accelerated depreciation associated with Avon's Business Transformation initiative to transition to a new distribution facility in
Celaya, and higher Representative-based taxes.
*	In Argentina, operating margin decreased primarily due to lower sales, price discounting and an increase in the cost of imported supplies resulting from the devaluation of the Argentine peso.
*	In Brazil, operating margin improved as a result of an increase in sales, expense management and supply chain savings associated with Avon's
Business Transformation initiatives, partially offset by incremental consumer-related investments such as sampling.
*	In Venezuela, while operating profit decreased due to the impact of foreign exchange, operating margin increased mainly due to gross margin expansion driven by a favorable mix of products sold.

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)


*	In Central America, operating margin declined as a result of price discounting intended to increase sales that had been hurt by weak economic conditions. Operating margin also declined due to additional bad debt expense and incremental incentive accruals in 2002.

During July, the Brazilian real came under strong pressure as a result of economic and political uncertainty. While a recently announced International Monetary Fund package of $30 billion has stabilized the currency to some degree, if the real weakens significantly in the future, Avon's U.S. dollar results could be adversely affected.


Pacific

                         Three-Month Period                Six-Month Period
                  -------------------------------    ------------------------------
                                  %/Point Change                    %/Point Change
                                  ---------------                    ----------------
                                            Local                              Local
                    2002    2001     US$  Currency     2002    2001     US$  Currency
                  ------  ------  ------   ------    ------  ------  ------  --------
Net sales         $204.5  $184.4     11%      11%    $385.5  $366.3      5%      8%
Operating profit    33.7    28.5     18%      18%      56.2    49.2     14%     17%
Operating margin    16.2%   15.2%   1.0      1.0       14.3%   13.2%   1.1     1.1

Units Sold                                     8%                                6%
Active Representatives                         9%                                7%


     Net sales in U.S. dollars increased for both periods as a result of growth in most major markets in the region, excluding Japan, which was negatively impacted by foreign exchange. Net sales in local currency increased in all major markets, driven primarily by increases in units and active Representatives.
* Japan's second quarter net sales increased slightly but declined in the six-month period. Foreign exchange and a weak economic environment negatively impacted Japan's net sales.
* In the Philippines, net sales increased, driven by the Health and Wellness line, which was launched in the fourth quarter 2001, and additional sales incentives. These increases were realized despite softness in consumer spending and price discounting.
* China's sales growth is primarily attributable to an increase in the number of newly opened Avon beauty boutiques and new product launches.

     The increase in operating profit was primarily due to increases in China and Japan. The increase in operating margin was primarily due to improvements in China and Japan, partially offset by a decline in the Philippines.
* China's operating margin improvement resulted primarily from an increase in sales and profits, partially offset by incremental advertising expenses.
* Japan's operating margin was positively impacted by gross margin expansion, due to a favorable mix of products sold, and expense management.
* The Philippines' operating profit increased in the three-month period mainly due to increased sales but decreased in the six-month period as the increase in sales was more than offset by a decline in operating margin. Operating margin decreased in both periods as a result of an unfavorable mix of products sold, an increase in sales incentives, higher bad debt expense and incremental spending on advertising and brochure enhancements.

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)


Europe


                       Three-Month Period               Six-Month Period
                  -----------------------------   ------------------------------
                                 %/Point Change                   %/Point Change
                                  -------------                   --------------
                                          Local                            Local
                    2002    2001     US$ Currency   2002    2001     US$  Currency
                  ------  ------  ------ ------   ------  ------  ------  ------
Net sales         $278.9  $233.2     20%    18%   $519.0  $452.7     15%     16%
Operating profit    51.3    42.3     21%    21%     83.2    69.2     20%     21%
Operating margin    18.3%   18.1%    .2     .2      16.0%   15.3%    .7      .7

Units Sold                                  24%                              21%
Active Representatives                      22%                              18%


     Net sales increased in U.S. dollars and local currency driven by an increase in units and the number of active Representatives.  The sales increase in both periods reflects sales growth of over 40% in the markets in Central and Eastern Europe, particularly Russia where sales nearly doubled, and growth in the United Kingdom, partially offset by sales declines in other Western European markets.
*	In Russia, units doubled in both periods as a result of investments in pricing and advertising. There was also a significant increase in active Representatives due to enhanced training programs.
*	In the United Kingdom, units increased as a result of increased spending for consumer-related initiatives and new product launches.
*	In Western Europe, excluding the United Kingdom, sales decreased primarily due to sales declines in Italy, resulting from a decrease in active Representatives and reductions in consumer spending, and in France due to continued declines in active Representatives and units sold.

The increase in operating profit was primarily due to increases in Central and Eastern Europe, partially offset by declines in the markets of Western
Europe excluding the United Kingdom. The increase in operating margin was primarily due to improvements in Central and Eastern Europe, most significantly in Russia, partially offset by a decline in the United Kingdom as well as other Western European markets.
*	In Russia, operating margin improved primarily due to significant sales growth and expense management, partially offset by price discounting as well as changes to field incentives.
*	In the United Kingdom, operating margin was negatively impacted by unfavorable product mix and expenses associated with the closing of a manufacturing facility.
*	In Western Europe, excluding the United Kingdom, operating margin declined primarily due to decreases in Italy, resulting from lower sales and an unfavorable mix of products sold, and France due to continued sales softness.


Global Expenses

     Global expenses increased 6% in the three-month period primarily due to investment in Avon's Teen strategy, higher research and development costs and higher bonus accruals resulting from a decision to accrue for 2002 employee bonuses on an all-cash basis (rather than on a basis of a portion in cash and a portion in stock options), partially offset by savings associated with Avon's Business Transformation initiatives. Global expenses decreased 3% in the six-month period primarily due to savings associated with Avon's Business Transformation initiatives and lower departmental expenses.

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

Cash Flows

     Net cash provided by operating activities in 2002 was $86.5 unfavorable to 2001 principally reflecting the receipt of an income tax refund of $95.2 in 2001, a tax payment of $20.0 in 2002 deferred from 2001 as a result of legislation enacted due to the September 11, 2001 terrorist attacks, and to a lesser extent, other cash outlays in 2002 for severance payments, partially offset by reduced inventory levels.

     Excluding changes in debt, cash and cash equivalents decreased $67.6 in the first six months of 2002, compared to a decrease of $17.0 in the first six months of 2001. The higher use of cash in 2002 resulted primarily from lower cash provided by operating activities, discussed above, the purchase of company owned life insurance policies of $10.0 and higher repurchases of common stock, partially offset by an increase in cash received from the exercise of stock options and lower capital expenditures. Avon purchased approximately 2.1 million shares of Avon common stock for $109.5 during the first six months of 2002, compared with $101.1 spent for the repurchase of approximately 2.6 million shares during the first six months of 2001. At June 30, 2002, 27,094 shares repurchased for $1.4 were not settled until July 2002.

     the assets associated with the Company's benefit plans experienced negative investment returns, which were mostly due to unfavorable returns on equity securities (equity securities represent 75% of plan assets in the U.S.). As a result, the Company expects to make a voluntary cash contribution to its U.S. qualified pension plan of $50.0-75.0 in the third quarter of 2002. Depending on the performance of Avon's investments for the remainder of 2002, Avon may make additional contributions to its U.S. qualified pension plan or record a charge to Other comprehensive loss (see Note 6) or both.

     In addition, these unfavorable investment returns are expected to increase pension costs in 2003. Based on current assumptions for 2003, the Company does not anticipate this incremental expense would affect its ability to meet its growth targets. However, these assumptions are subject to revision if financial market conditions change.

Capital Resources

     Total debt at June 30, 2002 increased $17.4 to $1,342.5 from $1,325.1 at December 31, 2001 and increased $57.9 from $1,284.6 at June 30, 2001. These increases were principally due to adjustments to reflect the fair value of outstanding interest rate swaps, amortization of the discount on Avon's outstanding convertible notes and translation of Avon's Japanese yen denominated notes payable.

    At June 30, 2002, there were no borrowings under a $600.00 revolving credit and competitive advance facility (the "credit facility"). This credit facility is also used to support Avon's commercial paper facility, under which no amounts were outstanding at June 30, 2002.

    At June 30, 2002, there was $6.4 outstanding under uncommitted lines of credit.

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

                            AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)


Financial Instruments and Risk Management Strategies

Interest Rate Risk

     In April 2002, Avon terminated an interest rate swap contract with a notional amount of $50.0. At inception, the swap was designated as a hedge of a portion of Avon's $100.0, 6.25% Bonds due 2018 and accordingly both the interest rate swap and underlying debt were adjusted to reflect their fair values at termination. Effective with the termination of the swap, the fair value adjustment to the underlying debt of $1.6 is being amortized over the remaining term.

Foreign Currency Risk

     At June 30, 2002, Avon held foreign currency forward and option contracts to buy and sell foreign currencies, including cross-currency contracts to sell one foreign currency for another, with notional amounts in U.S. dollars as follows:
                         Buy              Sell
                        ------           ------
Australian dollar       $  1.1           $ 15.9
Brazilian real               -             10.0
British pound             34.2             14.5
Canadian dollar              -             36.3
Czech koruna                 -              8.1
Euro                      73.6             44.2
Hungarian forint             -             14.5
Japanese yen               7.8             24.8
Mexican peso                 -             26.0
Polish zloty              10.3              5.5
Taiwanese dollar             -              5.0
Other currencies             -              4.4
                        ------           ------
     Total              $127.0           $209.2
                        ======           ======

     At June 30, 2002, certain Avon subsidiaries held U.S. dollar denominated assets, primarily to minimize foreign-currency risk and provide liquidity, most significantly in Argentina ($16.1), Venezuela ($12.0), Mexico ($23.0) and Poland ($10.0).

                           AVON PRODUCTS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     (In millions, except share data)


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievement of the Company to be materially different from any future results, expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic and political uncertainties in Latin America; the Company's ability to implement its business strategy and its Business Transformation initiatives, including the integration of similar activities across markets to achieve efficiencies; the Company's ability to achieve anticipated cost savings and profitability targets; the impact of substantial currency fluctuations in the Company's principal foreign markets and the success of the Company's foreign currency hedging and risk management strategies; the impact of possible pension funding obligations on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings and restrictions imposed on the Company or its operations by foreign governments. Additional information indentifying such important factors is contained in the Company's Form 10-K/A report for the year ended December 31, 2001, filed with the SEC. The Company undertakes no obligation to update any such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2001 Form 10-K/A.

                            AVON PRODUCTS, INC.

                        PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Notes 5 and 10 of the Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	At the annual meeting of shareholders of Avon, held on May 2, 2002, the matters described under (c) below were voted upon.

(c)  Annual meeting votes:
                                             Against                  Broker
                                   For     or Withheld    Abstain    Non-Votes
                               ---------   -----------   ---------   ---------
(1)	To elect the following
Directors to three-year terms
expiring in 2005:

  Brenda C. Barnes            211,231,943    2,376,262          -          -
  Fred Hassan                 210,139,859    3,468,346          -          -
  Ann S. Moore                211,247,242    2,360,963          -          -
  Lawrence A. Weinbach        210,110,985    3,497,220          -          -

To elect W. Don Cornwell
to a one-year term
expiring in 2003              211,199,471    2,408,734          -          -

(2)	To ratify the
appointment of
PricewaterhouseCoopers LLP
as Avon's independent
accountants for 2002          205,150,787    7,653,861     803,559          -

(3)	To consider and vote
on a Shareholder proposal
regarding the composition
of the Audit Committee         26,145,569  165,516,480   3,239,792  18,706,366

(4)	To consider and vote
on a Shareholder proposal to
preclude Avon's independent
accountants from providing
non-audit services             23,978,602  168,368,856   2,554,383  18,706,366


Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K
     There were no reports on Form 8-K in the second quarter of 2002.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  August 13, 2002          By /s/ Janice Marolda
                             -------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.




23