Form 10-Q
period 2002-09-30
AVON PRODUCTS INC
filed 2002-11-13
CIK 8868

CONFORMED COPY

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2002

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

     The number of shares of Common Stock (par value $.25) outstanding at October 31, 2002 was 235,229,607.

                            Table of Contents

                                                                     Page
                                                                  Numbers
                                                                  -------
                     Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income
           Three Months Ended September 30, 2002 and
             September 30, 2001...............................            3
           Nine Months Ended September 30, 2002 and
             September 30, 2001...............................            4

         Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001 ...........           5

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2002 and
             September 30, 2001................................           6

         Notes to Consolidated Financial Statements.............       7-19



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........      20-31

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk .....................................         31


Item 4.  Controls and Procedures ...............................         32




                   Part II.  Other Information

Item 1.  Legal Proceedings .....................................         33

Item 6.  Exhibits and Reports on Form 8-K.......................         33

Signature ......................................................         34

Certifications .................................................      35-36

PART I.  FINANCIAL INFORMATION

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)
                                                           Three months ended
                                                              September 30
                                                         ----------------------
                                                             2002          2001
                                                         --------      --------

Net sales...........................................     $1,448.8      $1,411.7

Other revenue.......................................         14.6           9.7
                                                         --------       -------
Total revenue.......................................      1,463.4       1,421.4

Costs, expenses and other:
  Cost of sales.....................................        544.6         535.1
  Marketing, distribution and administrative expenses       728.9         711.4
  Special charges, net..............................         34.3             -
  Contract settlement gain, net of related expenses.            -        (25.9)
                                                         --------      --------
Operating profit....................................        155.6         200.8

  Interest expense..................................         14.2          16.1
  Interest income...................................         (3.2)        (3.5)
  Other expense, net (Note 2).......................          1.1          12.4
                                                         --------      --------
Total other expense, net............................         12.1          25.0
                                                         --------      --------
Income before taxes and minority interest...........        143.5         175.8
Income taxes........................................         51.4          60.6
                                                         --------      --------
Income before minority interest.....................         92.1         115.2
Minority interest...................................         (1.8)        (0.6)
                                                         --------      --------
Net income .........................................     $   90.3      $  114.6
                                                         ========      ========

Earnings per share:
  Basic ............................................     $    .38      $    .49
  Diluted...........................................     $    .38      $    .48

Weighted-average shares outstanding:
  Basic ............................................       235.88        236.28
  Diluted...........................................       244.84        245.73


The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)
                                                          Nine months ended
                                                            September 30
                                                        ----------------------
                                                            2002          2001
                                                        --------      --------

Net sales...........................................    $4,334.4      $4,215.1

Other revenue.......................................        39.8          30.5
                                                        --------      --------
Total revenue.......................................     4,374.2       4,245.6

Costs, expenses and other:
  Cost of sales.....................................     1,628.4       1,583.3
  Marketing, distribution and administrative expenses    2,158.5       2,105.5
  Special charges, net...............................       34.3             -
  Contract settlement gain, net of related expenses.           -         (25.9)
                                                        --------      --------
Operating profit....................................       553.0         582.7

  Interest expense..................................        40.5          54.7
  Interest income...................................       (11.7)         (9.7)
  Other (income) expense, net (Note 2)..............       (10.3)         21.3
                                                        --------      --------
Total other expense, net............................        18.5          66.3
                                                        --------      --------
Income from continuing operations before taxes,
  minority interest and cumulative effect of
  accounting change.................................       534.5         516.4
Income taxes........................................       187.5         179.8
                                                        --------      --------
Income from continuing operations before minority
  interest and cumulative effect of accounting change      347.0         336.6
Minority interest...................................        (5.4)         (2.1)
                                                        --------      --------
Income from continuing operations before
  cumulative effect of accounting change............       341.6         334.5

Cumulative effect of accounting change, net of tax..           -          (0.3)
                                                        --------      --------
Net income .........................................    $  341.6      $  334.2
                                                        ========      ========
Basic earnings per share:
  Continuing operations ............................    $   1.45      $   1.41
  Cumulative effect of accounting change............           -             -
                                                        --------      --------
                                                        $   1.45      $   1.41
                                                        ========      ========
Diluted earnings per share:
  Continuing operations.............................    $   1.42      $   1.39
  Cumulative effect of accounting change............           -             -
                                                        --------      --------
                                                        $   1.42      $   1.39
                                                        ========      ========
Weighted-average shares outstanding:
  Basic ............................................      236.34        236.97
  Diluted...........................................      245.81        246.09

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)
                                                 September 30   December 31
                                                         2002          2001
                                                     --------      --------
ASSETS
Current assets:
Cash and cash equivalents........................    $  346.2      $  508.5
Accounts receivable..............................       512.4         519.5
Inventories......................................       700.6         612.5
Prepaid expenses and other.......................       266.3         248.6
                                                     --------      --------
Total current assets.............................     1,825.5       1,889.1
                                                     --------      --------

Property, plant and equipment, at cost...........     1,521.2       1,552.4
Less accumulated depreciation....................       787.0         779.7
                                                     --------      --------
                                                        734.2         772.7
Other assets.....................................       627.7         530.8
                                                     --------      --------
Total assets.....................................    $3,187.4      $3,192.6
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT)EQUITY
Current liabilities:
Debt maturing within one year....................    $   70.6      $   88.8
Accounts payable.................................       327.0         404.1
Accrued compensation.............................       130.9         145.2
Other accrued liabilities........................       362.3         338.2
Sales and taxes other than income................       105.2         108.8
Income taxes.....................................       349.3         375.9
                                                     --------      --------
Total current liabilities........................     1,345.3       1,461.0
                                                     --------      --------
Long-term debt...................................     1,300.3       1,236.3
Employee benefit plans...........................       460.3         436.6
Deferred income taxes............................        32.6          30.6
Other liabilities................................       111.4         103.2

Contingencies (Note 6)

Shareholders'(deficit)equity:
Common stock, par value $.25 - issued 358,024,527
   and 355,818,628...............................        89.5          89.1
Additional paid-in capital.......................       993.8         938.0
Retained earnings................................     1,589.3       1,389.4
Accumulated other comprehensive loss  ...........      (589.8)       (489.5)
Treasury stock, at cost - 122,401,044
   and 119,583,907 shares........................    (2,145.3)     (2,002.1)
                                                     --------      --------
Total shareholders'(deficit)equity...............       (62.5)        (75.1)
                                                     --------      --------
Total liabilities and shareholders'(deficit)equity   $3,187.4      $3,192.6
                                                     ========      ========

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

                                                          Nine months ended
                                                             September 30
                                                         --------------------
                                                            2002         2001
                                                         -------      -------
Cash flows from operating activities:
Net income.............................................. $ 341.6      $ 334.2
Adjustments to reconcile net income to net cash
 provided by operating activities:
Special charges (payments)..............................     8.5         (4.4)
Cumulative effect of accounting change .................       -           .3
Depreciation and amortization...........................    92.4         81.2
Provision for doubtful accounts.........................    81.1         79.1
Amortization of debt discount...........................    14.0         11.1
Foreign exchange (gains)losses..........................   (23.2)         1.4
Deferred income taxes...................................    15.1          8.4
Other...................................................     9.7         11.4
Changes in assets and liabilities:
  Accounts receivable...................................  (116.0)      (116.0)
  Income tax receivable.................................       -         95.2
  Inventories...........................................  (126.9)      (137.6)
  Prepaid expenses and other............................   (27.2)       (31.5)
  Accounts payable and accrued liabilities..............   (14.2)        (0.4)
  Income and other taxes................................   (10.9)        13.0
  Noncurrent assets and liabilities.....................   (60.5)         3.0
                                                         -------      -------
Net cash provided by operating activities...............   183.5        348.4
                                                         -------      -------
Cash flows from investing activities:
Capital expenditures....................................   (70.0)      (101.1)
Disposal of assets......................................     6.8          7.1
Purchases of investments................................   (10.0)           -
Other investing activities..............................     (.3)        (5.8)
                                                         -------      -------
Net cash used in investing activities...................   (73.5)       (99.8)
                                                         -------      -------
Cash flows from financing activities:
Cash dividends..........................................  (144.1)      (136.9)
Book overdraft..........................................    (1.7)        (1.3)
Debt, net (maturities of three months or less)..........     4.0         (7.1)
Proceeds from short-term debt...........................    53.0         58.1
Retirement of short-term debt...........................   (76.0)       (75.0)
Proceeds from long-term debt............................       -         76.3
Retirement of long-term debt............................       -          (.1)
Repurchase of common stock..............................  (143.2)      (130.7)
Proceeds from exercise of stock options ................    53.1         35.1
                                                         -------      -------
Net cash used in financing activities...................  (254.9)      (181.6)
                                                         -------      -------
Effect of exchange rate changes on cash and equivalents.   (17.4)        (4.6)
                                                         -------      -------
Net (decrease)increase in cash and equivalents..........  (162.3)        62.4
Cash and equivalents at beginning of period.............   508.5        122.7
                                                         -------      -------
Cash and equivalents at end of period................... $ 346.2      $ 185.1
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

Accounting for Certain Sales Incentives

     Effective January 1, 2002, Avon adopted Emerging Issues Task Force ("EITF") No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain products and cash incentives used in Avon's promotional activities, which were previously reported in Marketing, distribution and administrative expenses, to be classified as Cost of sales or as a reduction of Net sales. The adoption of EITF No. 00-14 had no impact on Operating profit, Net income or Earnings per share; however, gross margin decreased by approximately 0.7 point for both the three and nine-month periods in 2002 and 2001, offset by a decrease in Marketing, distribution and administrative expenses.

     Effective January 1, 2002, Avon adopted EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" and EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which require certain expenses related to the U.S. Retail business previously included in Marketing, distribution and administrative expenses to be classified as a reduction of Net sales. The adoptions of EITF No. 00-25 and EITF No. 01-09 were not material to the Consolidated Financial Statements.

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

     The pro-forma effect of FAS No. 142 assuming Avon had adopted this standard on January 1, 2001, was not material to Avon's Income from continuing operations before cumulative effect of accounting change, Net income or Basic and Diluted earnings per share for the three and nine-months ended September 30, 2001.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)


Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the Financial Accounting Standards Board issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement supersedes EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of FAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.



2.  OTHER (INCOME) EXPENSE, NET

     For the three and nine months ended September 30, 2002 and 2001, the components of Other (income) expense, net were as follows:


                                         Three Months        Nine Months
                                      Ended September 30  Ended September 30
                                          2002     2001      2002     2001
                                       -------  -------   -------  -------
Argentina excise tax settlement        $     -  $   6.4   $     -  $   6.4
Foreign exchange gains, net               (2.0)     2.3     (18.7)     8.4
Legal fees                                  .8      1.5       3.4      4.3
Amortization of debt issue costs
   and other financing                      .5       .6       1.7      1.5
Other                                      1.8      1.6       3.3       .7
                                       -------  -------   -------  -------
Other (income) expense, net            $   1.1  $  12.4   $ (10.3) $  21.3
                                       =======  =======   =======  =======


AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

3.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") were computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS were calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

    For the three and nine months ended September 30, 2002 and 2001, the components of basic and diluted earnings per share were as follows:

                                             Three Months         Nine Months
                                        Ended September 30   Ended September 30
                           			  2002      2001       2002      2001
Numerator:
Basic:
   Income from continuing operations
   before cumulative effect of
   accounting change                      $  90.3  $  114.6    $ 341.6   $ 334.5
   Cumulative effect of accounting change      -         -          -      (0.3)

   Net income                             $  90.3  $  114.6    $ 341.6   $ 334.2

Diluted:
   Income from continuing operations
   before cumulative effect of accounting
   change                                 $  90.3  $  114.6    $ 341.6   $ 334.5

   Interest expense on convertible notes,
   net of taxes                               2.6       2.5        7.8       7.5

   Income for purposes of computing diluted
   EPS before cumulative effect of
   accounting change                      $  92.9  $  117.1    $ 349.4   $ 342.0

   Cumulative effect of accounting change      -         -          -      (0.3)
   Net income for purposes of computing
   diluted EPS                            $  92.9  $  117.1    $ 349.4   $ 341.7

Denominator:
Basic EPS weighted-average shares
   outstanding                             235.88    236.28     236.34    236.97
Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                     2.00      2.49       2.51      2.16
   Assumed conversion of convertible notes   6.96      6.96       6.96      6.96

Diluted EPS adjusted weighted-average
   shares outstanding                      244.84    245.73     245.81    246.09

Basic EPS:
   Continuing operations                  $   .38  $    .49    $  1.45   $  1.41
   Cumulative effect of accounting change       -         -          -         -
                                          $   .38  $    .49    $  1.45   $  1.41
Diluted EPS:
   Continuing operations                  $   .38  $    .48    $  1.42   $  1.39
   Cumulative effect of accounting change       -         -          -         -
                                          $   .38  $    .48    $  1.42   $  1.39

(1)	At September 30, 2002, stock options totaling 2.9 million shares were not included in the earnings per share calculation since their impact is anti-dilutive.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

    Avon purchased approximately 2.8 million shares of Avon common stock for $143.2 during the first nine months of 2002, as compared to approximately 3.2 million shares of Avon common stock for $130.7 during the first nine months of 2001.


4.  INVENTORIES
                               September 30            December 31
                                       2002                   2001
                                     ------                 ------
    Raw materials................    $175.6                 $167.0
    Finished goods...............     525.0                  445.5
                                     ------                 ------
                                     $700.6                 $612.5
                                     ======                 ======

5.  DIVIDENDS

Cash dividends paid per share of common stock were $.20 and $.60 for the three and nine months ended September 30, 2002, respectively, and $.19 and $.57 for the corresponding 2001 periods, respectively. On January 31, 2002, Avon increased the annualized dividend rate to $.80 from $.76.

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

     Avon Products Foundation, Inc. (the "Avon Foundation") is a defendant in an arbitration proceeding brought by Pallotta TeamWorks ("Pallotta") on September 3, 2002, before Judicial Arbitration and Mediation Services, Inc. ("JAMS"). Pallotta asserts claims of breach of contract, misappropriation of opportunity, tortious interference with prospective contractual arrangement and unfair competition arising out of the Avon Foundation's decision to use another party to conduct breast cancer fundraising events,

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

and seeks unspecified damages and attorneys' fees. The Avon Foundation believes that it has meritorious defenses to the claims asserted by Pallotta and has filed a number of counterclaims, and initiated a separate arbitration proceeding before JAMS. The Avon Foundation is a registered 501(c)(3) charity and is a distinct entity from Avon Products, Inc., which is not a party to
these proceedings.   While it is not possible to predict the outcome of
litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements of the Company.

Various other lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2002, should not have a material adverse effect on the Consolidated Financial Statements.

     On July 17, 2002, Avon settled a previously disclosed formal investigation by the Securities and Exchange Commission ("SEC"), which commenced in August 2000, concerning Avon's write-off of a customized order management software system known as the FIRST project. Avon had written off approximately $15.0 (pretax) of FIRST assets in the first quarter of 1999 and approximately $24.0 (pretax) of FIRST assets in the third quarter of 2001.
The SEC determined that the entire FIRST asset should have been written off in the first quarter of 1999 and that the disclosure regarding the partial write-off was inaccurate. Avon has restated its financial statements for all periods from the first quarter of 1999 through the first quarter of 2002 to reflect the write off of the FIRST project in the first quarter of 1999, the reversal of the charge recorded in the third quarter of 2001 and the restatement of other FIRST-related activity that had been recorded during 1999-2002.

7.  COMPREHENSIVE INCOME
    For the three and nine months ended September 30, 2002 and 2001, the components of comprehensive income were as follows:

                                             Three Months       Nine Months
                                         Ended September 30   Ended September 30
                                             2002     2001     2002     2001
                                           -------  -------  -------  -------
Net income                                 $  90.3  $ 114.6  $ 341.6  $ 334.2
  Other comprehensive income (loss):
    Foreign currency translation and
       transaction adjustments               (35.0)   (20.0)   (96.9)   (39.5)
    Unrealized losses from available-
       for-sale securities, net               (2.7)    (2.8)    (4.8)    (4.3)
    Net derivative gains(losses) on cash
       flow hedges                             2.3       .6      1.4     (1.5)
                                           -------  -------  -------  -------
Comprehensive income                       $  54.9  $  92.4  $ 241.3  $ 288.9
                                           =======  =======  =======  =======

    Under FAS No. 133, cash flow hedges impacted Other comprehensive income
(loss) as follows:

                                             Three Months       Nine Months
                                         Ended September 30   Ended September 30
                                                2002     2001     2002     2001
                                             -------  -------  -------  -------
Cumulative effect of accounting change       $     -  $     -  $     -  $ (3.9)
Net gains on derivative instruments               .6      3.0      1.2      .4
Reclassification of losses(gains) to earnings    1.7     (2.4)      .2     2.0
                                             -------  -------  -------  -------
Net increase(decrease) to Other
    comprehensive income (loss)              $   2.3  $   0.6  $   1.4  $ (1.5)
                                             =======  =======  =======  =======

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)


8.  SPECIAL CHARGES

     In May 2001, Avon announced its new Business Transformation plans, which are designed to significantly reduce costs and expand profit margins, while continuing to focus on consumer growth strategies. Business Transformation initiatives include an end-to-end evaluation of business processes in key operating areas, with target completion dates through 2004. Specifically, the initiatives focus on simplifying Avon's marketing processes, taking advantage of supply chain opportunities, strengthening Avon's sales model through the Sales Leadership program and the Internet, streamlining the Company's organizational structure and integrating certain similar activities across markets to achieve efficiencies. Avon anticipates significant benefits from these Business Transformation initiatives, but the scope and complexity of these initiatives necessarily involve planning and execution risk.

Special Charges - Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after-tax, or $.28 per share on a diluted basis) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The $97.4 was included in the Consolidated Statement of Income for 2001 as a Special charge ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges relate to future cash expenditures. Approximately 65% of these cash expenditures will be made by December 2002, with approximately 90% of total cash payments to be made by December 2003. All payments will be funded by cash flow from operations

     Special charges by business segment were as follows:

                                                                    Corporate
                        North                 Latin                 and
                        America*   U.S.       America    Europe     Other      Total
Facility
  rationalizations**    $  16.8    $  14.3    $  17.7    $  13.2    $     -    $  62.0
Workforce reduction
  programs                   .9        9.7        6.4        2.1       14.0       33.1
Other                         -        2.1          -          -         .2        2.3
Total accrued charges   $  17.7    $  26.1    $  24.1    $  15.3    $  14.2    $  97.4

*Excludes amounts related to the U.S.
**Includes accrued severance and related costs associated with facility rationalizations.


     Special charges by category of expenditures were as follows:


                                                                          Accrued
                     Accrued	                                            Facility
                     Severance           Asset                  		  Rational-
                     and       Cost of   Impair-  Special     Contract 	  ization
                     Related   Sales     ment     Termination Termination & Other
			   Costs___  Charge__  Charge   Benefits    Costs       Costs     Total

Facility
  rationalizations    $  42.9  $    2.5  $   5.1  $    5.0    $    2.2    $  4.3    $62.0
Workforce reduction
  programs               26.9         -        -       6.2           -         -     33.1
Other                       -         -       .3         -         1.3        .7      2.3
                      -------  --------  -------  --------    --------    ------    -----
Total accrued charges $  69.8  $    2.5  $   5.4  $   11.2    $    3.5    $  5.0    $97.4


     Accrued severance and related costs are associated with domestic and international facility rationalizations and workforce reduction programs. Employee severance costs were accounted for in accordance with the Company's existing FAS No. 112, "Employers' Accounting for Post-

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)


employment Benefits," severance plans, or in accordance with other accounting literature. Approximately 3,500 employees, or 8.0% of the total workforce, will receive severance benefits. Approximately 85% of the number of employees to be terminated relate to facility rationalizations, which represents employees within the manufacturing and distribution functions. The remainder of the employee severance costs are associated with workforce reduction programs, which span the entire organization including the functional areas of marketing, sales, information technology, human resources, finance, research and development and strategic planning. As of September 30, 2002, approximately 1,000 of the 3,500 employees were receiving severance benefits. The facility rationalizations will primarily result in expanding production in existing facilities (Europe and U.S.), building a new facility (Latin America) and sourcing product through third party vendors (North America including the U.S.). In certain circumstances, employees terminated due to facility rationalizations will need to be replaced. The majority of the employee severance costs will be paid in 2002 and 2003 in accordance with the original plan.

     The Cost of sales charge represents losses for inventory write-downs associated with a facility closure in Puerto Rico.

     Primarily as a result of facility rationalizations, management identified indicators of possible impairment of certain long-lived assets, consisting of buildings and improvements, equipment and other assets. In assessing and measuring impairment of long-lived assets, the Company applied the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Recoverability of assets to be held and used was measured by the comparison of the carrying amount of the assets with expected future cash flows of the assets (assets were grouped at the lowest level for which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets). As a result of the impairment review, an asset impairment charge was recorded. Approximately $4.0 of the asset impairment charge related to the closure of a facility in Puerto Rico and reflected the reduction in the carrying value of equipment to its estimated fair market value based on selling prices for comparable equipment. The equipment was sold in the first half of 2002. The remaining charge related to assets (leasehold improvements and other assets) that have been abandoned.

     Special termination benefits represent the impact of employee terminations on the Company's benefit plans in the U.S. and certain international locations. In accordance with FAS No. 88, "Employers' Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits," the plans experienced a net loss from curtailment and special termination benefits of $1.3 and $9.9, respectively. The curtailment charge reflects the difference between the liabilities assuming all of the participants terminate as of their severance date versus the ongoing liability for these participants under FAS No. 87 at the curtailment date assuming continued active employment. The special termination benefits included a loss resulting from an increase in a liability due to additional service and pay earned during the severance period, coupled with an additional liability attributable to paying benefits at an actual rate versus an assumed rate.

     Contract termination costs primarily represent lease buyout costs related to facility closures in North America (including the U.S.) and a cancellation of a contract with a third-party supplier of warehousing and logistical services in the U.S.

     Accrued facility rationalization and other costs primarily represent incremental costs associated with the facility rationalizations, including administrative expenses during the shutdown period, employee and union communication costs and legal fees.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)


     While project plans associated with these initiatives have not changed, the Company has experienced favorable adjustments to its original cost estimates. As a result, in the third quarter 2002, the Company reversed $7.3 pretax ($5.2 after tax, or $.02 per diluted share) against the Special charge line in the Consolidated Statement of Income, where the estimates were originally recorded. The favorable adjustments primarily relate to certain employees pursuing reassignments in other Avon locations, as well as lower severance costs resulting from higher than anticipated lump-sum distributions (associates who elect lump-sum distributions do not receive benefits during the severance period).


Special Charges - Third Quarter 2002

     On September 30, 2002, the Company committed to the execution of additional programs related to the implementation of its Business Transformation initiatives. In connection with these initiatives, in the third quarter of 2002, Avon recorded Special charges of $43.6 pretax ($30.4 after tax, or $.12 per diluted share). These charges were primarily associated with the following initiatives:
*	Supply chain initiatives, including actions to improve efficiencies and productivity in manufacturing, logistics, transportation and distribution activities;
*	Workforce reduction programs focused on realigning the organization and leveraging regional structures; and
*	Sales transformation initiatives, including a shift to a more variable expense base and changes in the selling structure due to a variety of initiatives to contemporize the sales model.

     Approximately 90% of the charge will result in future cash expenditures. Approximately 20% of these cash expenditures will be made in the fourth quarter of 2002, with over 90% of total cash payments to be made by December 2003. All payments will be funded by cash flow from operations.

     The third quarter charges (net of the $7.3 adjustment to the 2001 Special charges as previously disclosed) were included in the Consolidated Statements of Income as Special charges ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0).

     The third quarter Special charges (net of adjustment to the 2001 charges) affected all business segments as follows:


                                                                          Corporate
                        North               Latin                         and
                        America*   U.S.     America    Europe   Pacific   Other    Total

Supply chain            $   3.1    $   3.2  $    .8   $   5.9   $   4.5  $     -   $ 17.5
Workforce reduction
  programs                  1.6        1.2      3.3       1.6         -      3.9     11.6
Sales transformation
  initiatives                 -        1.8        -      10.0       2.7        -     14.5
                        -------    -------  -------   -------   -------  -------   ------
Total accrued charges       4.7        6.2      4.1      17.5       7.2      3.9     43.6
Adjustment to 2001
  special charges          (2.0)      (4.4)       -         -         -      (.9)    (7.3)
                        -------    -------  -------   -------   -------  -------   ------
  Net accrued charges   $   2.7    $   1.8    $ 4.1    $ 17.5    $  7.2   $  3.0    $36.3


*Excludes amounts related to the U.S.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)


     Special charges (net of adjustment to the 2001 charges) by category of expenditures were as follows for the quarter ended September 30, 2002:



                                 Accrued
                                 Severance     Cost of    Contract
                                 and Related   Sales      Termination  Other
                                 Costs         Charge     Costs        Costs       Total

Supply chain                     $     14.2    $    1.4  $     .1      $   1.8   $   17.5
Workforce reduction programs           11.0           -         -           .6       11.6
Sales transformation initiatives        9.7          .6       2.3          1.9       14.5
                                 ----------    --------  --------      -------   --------
Total accrued charges                  34.9         2.0       2.4          4.3       43.6
Adjustment to 2001
  special charges                      (5.7)          -         -         (1.6)      (7.3)
                                 ----------    --------  --------      -------   --------
  Net accrued charges            $     29.2    $    2.0  $    2.4      $   2.7   $   36.3


     Accrued severance and related costs are expenses, both domestic and international, associated with supply chain initiatives (North America, Europe and the Pacific), workforce reduction programs (all segments except the Pacific) and sales transformation initiatives (primarily Europe, the Pacific and U.S). Employee severance costs were accounted for in accordance with the Company's existing FAS No. 112, "Employers' Accounting for Postemployment Benefits," severance plans, or with other accounting literature. Approximately 1,000 employees, or 2.0% of the total workforce will receive severance benefits. Over 90% of the employee severance costs will be paid by December 2003.

     Approximately 45% of the number of employees to be terminated relate to facility rationalizations and the supply chain function, which primarily represent employees within the manufacturing and distribution functions. Approximately 20% of the number of employees to be terminated relate to the sales transformation initiatives, which represent employees within the sales function. The remainder of the employee severance costs are associated with workforce reduction programs, which span the entire organization including the functional areas of marketing, information technology, human resources, research and development and strategic planning.

     The Cost of sales charge for inventory write-downs primarily represents losses associated with store and branch closures (primarily Pacific) as well as the discontinuation of selected product lines (Europe).

     Contract termination costs primarily represent lease buyout costs related to store and branch closures (primarily Pacific) and contract cancellation fees with store owners (Pacific).

     Other costs primarily represent administrative expenses associated with a facility rationalization, employee and union communication costs, pension termination benefits and legal and professional fees (primarily Europe).

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)


Liability Balances for Special Charges

     The liability balances for Special charges at September 30, 2002, were as follows:

                         Accrued
                         Severance
                         and         Cost of    Contract
                         Related     Sales      Termination   Other
                         Costs       Charge     Costs         Costs      Total
2001 Charges:

Balance at
 December 31, 2001       $   67.1   $     -     $      3.5   $    4.5    $   75.1
Adjustment                   (5.7)        -              -       (1.6)       (7.3)
 Non-cash write-offs            -         -              -        (.4)        (.4)
Cash expenditures           (23.5)        -           (1.4)      (2.3)      (27.2)
                         --------   -------     -----------  --------    --------
Balance at
 September 30, 2002      $   37.9   $     -     $      2.1   $     .2    $   40.2



2002 Charges:

Provision                $   34.9   $   2.0     $      2.4    $   4.3    $   43.6
Non-cash write-offs             -      (2.0)             -       (1.3)       (3.3)
Cash expenditures               -         -            (.6)         -         (.6)
                         --------   -------     -----------   --------    --------
Balance at
 September 30, 2002      $   34.9   $     -     $      1.8    $    3.0   $   39.7


     The balances at September 30, 2002, relate primarily to employee severance costs the majority of which will be paid by December 2003.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

9.  SEGMENT INFORMATION

     Effective July 2002, Avon consolidated the management of its two Latin American operating business units into one Latin American operating business unit and, therefore, Latin America is presented as one business unit for segment reporting purposes. Prior period amounts have been reclassified to conform to the current period presentation.

     Summarized financial information concerning Avon's reportable segments was as follows:

                                         Three Months Ended September 30
                                  -------------------------------------------
                                          2002                    2001
                                  --------------------    -------------------
                                     Net     Operating      Net     Operating
                                    Sales      Profit      Sales      Profit
                                  --------    --------    --------   --------

North America:
      U.S.                        $  477.7    $   79.0    $  452.1    $  67.2
      U.S. Retail*                     2.7        (6.5)        4.6       (9.1)
      Other**                         58.5         6.8        54.8        6.9
                                  --------    --------    --------    --------
      Total North America            538.9        79.3       511.5       65.0
                                  --------    --------    --------    --------
International:
      Latin America***               416.3       102.2       486.4      112.5
      Europe                         283.6        35.0       221.7       29.0
      Pacific                        210.0        33.3       192.1       26.5
                                  --------    --------    --------    --------
      Total International            909.9       170.5       900.2      168.0
                                  --------    --------    --------    --------

Total from operations              1,448.8       249.8     1,411.7      233.0
Contract settlement gain, net            -           -           -       25.9
Special charges (see Note 8)             -       (36.3)          -          -
Global expenses                          -       (57.9)          -      (58.1)
                                  --------    --------    --------    --------
Total                             $1,448.8    $  155.6    $1,411.7    $ 200.8
                                  ========    ========    ========    ========

*Includes U.S. Retail and Avon Centre.
**Includes Canada and Puerto Rico.
*** Avon's operations in Mexico reported Net sales for 2002 and 2001 of $159.7 and $161.3, respectively, and Operating profit for 2002 and 2001 of $41.1 and $39.2, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

                                           Nine Months Ended September 30
                                  --------------------------------------------
                                          2002                    2001
                                  --------------------    --------------------
                                     Net     Operating      Net      Operating
                                    Sales      Profit      Sales       Profit
                                  --------    --------    --------    --------

North America:
      U.S.                        $1,488.5    $  285.2    $1,398.9    $  251.3
      U.S. Retail*                     6.8       (20.2)        9.1       (16.6)
      Other**                        172.5        22.5       166.2        22.4
                                  --------    --------    --------    --------
      Total North America          1,667.8       287.5     1,574.2       257.1
                                  --------    --------    --------    --------
International:
      Latin America***             1,268.5       270.5     1,409.9       305.8
      Europe                         802.6       118.2       674.4        98.2
      Pacific                        595.5        89.5       558.4        75.7
                                  --------    --------    --------    --------
      Total International          2,666.6       478.2     2,642.7       479.7
                                  --------    --------    --------    --------

Total from operations              4,334.4       765.7     4,216.9       736.8
Contract settlement gain, net           -            -           -        25.9
Special charges (see Note 8)            -        (36.3)          -           -
Global expenses                         -       (176.4)       (1.8)     (180.0)
                                  --------    --------    --------    --------
Total                             $4,334.4    $  553.0    $4,215.1    $  582.7
                                  ========    ========    ========    ========

*Includes U.S. Retail and Avon Centre.
**Includes Canada and Puerto Rico.
*** Avon's operations in Mexico reported Net sales for 2002 and 2001 of $485.1 and $458.5, respectively, and Operating profit for 2002 and 2001 of $115.7 and $114.1, respectively.

The following table presents consolidated net sales by classes of principal products:

                          Three Months            Nine Months
                       Ended September 30      Ended September 30
                               2002        2001        2002        2001
                             --------    --------    --------    --------
Beauty*                      $  932.3    $  890.6    $2,791.8    $2,703.6
Beauty Plus**                   288.9       294.8       888.5       870.5
Beyond Beauty***                227.6       226.3       654.1       641.0
                             --------    --------    --------    --------
Total net sales              $1,448.8    $1,411.7    $4,334.4    $4,215.1
                             ========    ========    ========    ========

*Beauty includes cosmetics, fragrance and toiletries.
**Beauty Plus includes fashion jewelry, watches, apparel and accessories. ***Beyond Beauty includes home products, gift and decorative, and candles.

Sales from Health and Wellness products are included among the three categories based on product segmentations and totaled $47.3 and $145.7 in the three and nine-month periods of 2002, respectively, and $47.2 and $109.6 for the three and nine-month periods of 2001, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)


10.  Financial Instruments

     At September 30, 2002, Avon had forward contracts to purchase 271,430 shares of Avon Common Stock at an average price of $46.33 per share. Under the contracts, Avon can choose physical, net-share or net-cash settlement.
The maturities of forward contracts are accelerated in the event that Avon's credit rating declines to Baa2, its stock price closes at or below the trigger price of approximately $16.00 per share for a two-day period or the number of shares available for settlement drops below 50.0 million. The contracts were recorded as equity instruments and accordingly, no adjustments for changes in fair value were recognized. These contracts were physically settled for $12.6 in October 2002.

11.  Subsequent Events

     On November 7, 2002, Avon declared a quarterly dividend on its common stock of $.20 per share, payable December 2, 2002, to shareholders of record on November 18, 2002.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS-THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

Consolidated

                               Three-Month Period             Nine-Month Period
                          -----------------------------  ----------------------------
                                               Favorable                   Favorable
                                             (Unfavorable)               (Unfavorable)
                                                %/Point                      %/Point
                               2002      2001    Change     2002     2001     Change
                           --------  --------  --------  --------  --------  --------
Net sales			   $1,448.8  $1,411.7        3%  $4,334.4  $4,215.1       3%
Total revenue               1,463.4   1,421.4        3%   4,374.2   4,245.6       3%
Marketing, distribution and
   administrative expenses    728.9     711.4      (2)%   2,158.5   2,105.5     (3)%
Contract settlement gain          -     (25.9)       -          -     (25.9)     -
Special charge, net            34.3         -        -       34.3         -      -
Operating profit              155.6     200.8     (23)%     553.0     582.7     (5)%
Interest expense               14.2      16.1       12%      40.5      54.7      26%
Interest income                (3.2)     (3.5)     (9)%     (11.7)     (9.7)     21%
Other expense (income), net     1.1      12.4       91%     (10.3)     21.3       -
Net income                     90.3     114.6     (21)%     341.6     334.2       2%
Diluted earnings per share      .38       .48     (21)%      1.42      1.39       2%

Gross margin                   62.8%     62.3%      .5       62.8%     62.7%     .1
Operating expense ratio        52.2%     48.2%    (4.0)      50.2%     49.0%   (1.2)
Operating margin               10.6%     14.1%    (3.5)      12.6%     13.7%   (1.1)
Effective tax rate             35.8%     34.5%    (1.3)      35.1%     34.8%    (.3)

Units Sold                                          13%                         12%
Active Representatives                              10%                          9%

Net Sales

     Net sales growth was driven by an increase in units and the number of active Representatives, with dollar increases in all regions except Latin America, which was negatively impacted by weaker foreign exchange rates resulting from economic and political uncertainties in the region. Excluding the impact of foreign currency exchange, consolidated Net sales increased 11% and 10% in the three and nine-month periods, respectively, with increases in all regions.

Gross Margin

     Gross margin increased in the third quarter due to improvements in North America (1.6 points, which increased consolidated gross margin by .6 point) and Latin America (.2 point, which increased consolidated gross margin by .1 point), partially offset by decreases in Europe (1.3 points, which reduced consolidated gross margin by .2 point) and the Pacific (.4 point, which reduced consolidated gross margin by .1 point). Additionally, gross margin benefited from favorable country mix (greater contributions from countries with higher gross margin), which increased consolidated gross margin .1 point. The gross margin improvements discussed above include net savings associated with supply chain Business Transformation initiatives, which favorably impacted consolidated gross margin in the third quarter by .8 point.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)


     Gross margin increased in the nine-month period due to increases in North America (.7 point, which impacted consolidated gross margin by .3 point), partially offset by decreases in Europe (1.4 points, which reduced consolidated gross margin by .2 point) and the Pacific (.6 point, which reduced consolidated gross margin by .1 point). Gross margin in Latin America was flat in the nine-month period. Additionally, gross margin benefited from favorable country mix, which increased consolidated gross margin by .1 point. The gross margin improvements discussed above include net savings associated with supply chain Business Transformation initiatives, which favorably impacted consolidated gross margin in the nine-month period by .4 point.

     Gross margin for both periods in 2002 included $2.0 of charges related to inventory write-downs, which were included in the Special charges (see Note 8, Special charges).


Marketing, distribution and administrative expenses

     Marketing, distribution and administrative expenses decreased .2 point as a percentage of Total revenue in the quarter due to lower expense ratios in all regions as follows: the Pacific (2.5 points, which reduced the consolidated ratio by .4 point), Latin America (1.2 points, which reduced the consolidated ratio by .4 point), Europe (.6 point, which reduced the consolidated ratio by .1 point) and North America (.2 point which reduced the consolidated ratio by less than .1 point). Partially offsetting the lower expense ratios was an unfavorable country mix (which increased the consolidated ratio by .7 point). Global expenses were flat in the quarter. The expense ratio changes discussed above include additional investments of $5.0 in consumer-related initiatives such as brochure enhancements and sampling, partially offset by net savings of $2.9 mainly from workforce reduction programs associated with Avon's Business Transformation initiatives.

     Marketing, distribution and administrative expenses decreased .2 point as a percentage of Total revenue in the nine-month period due to lower expense ratios in Europe (1.5 points, which reduced the consolidated ratio by .3 point), the Pacific (2.0 point, which reduced the consolidated ratio by .3 point) and North America (.1 point, which reduced the consolidated ratio by less than .1 point) and lower Global expenses (which reduced the consolidated ratio by .1 point), partially offset by a higher expense ratio in Latin America (.3 point, which increased the consolidated ratio by .1 point) and unfavorable country mix (which increased the consolidated ratio by .4 point). The expense ratio changes discussed above include additional investments of $20.0 in consumer-related initiatives such as brochure enhancements and sampling, more than offset by net savings of $23.0 mainly from workforce reduction programs associated with Avon's Business Transformation initiatives.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)


Special Charges

     Special charges of $43.6 pretax ($30.4 after tax or $.12 per diluted share) were recorded in the third quarter of 2002 primarily related to Avon's Business Transformation initiatives, including supply chain initiatives, workforce reduction programs and sales transformation initiatives. Approximately 90% of the charges will result in future cash expenditures. Approximately 20% of these expenditures will be made in the fourth quarter of 2002, with over 90% of the total cash payments to be made by December 2003. Avon also recorded a benefit of $7.3 pretax ($5.2 after tax, or $.02 per diluted share) from an adjustment to the Special charge recorded in the fourth quarter of 2001. The net effect of the special items was a charge of $36.3 pretax ($25.2 after tax, or $.10 per diluted share) (see Note 8, Special charges). The $36.3 was included in the Consolidated Statements of Income for 2002 as a Special charge ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0). (See Note 8, Special charges).

     In 2003, Avon expects actions associated with the 2002 Special charge to yield net savings of $15.0 (gross savings of $30.0 offset by transitional costs of $15.0). Cost savings from these 2002 initiatives should increase thereafter, with net savings in 2004 expected to be approximately $40.0 to $50.0. The savings of $40.0 to $50.0, net of additional transitional costs of approximately $8.0. It is expected that the savings will provide additional financial flexibility to achieve profit targets, while enabling further investment in consumer growth strategies. Initiatives associated with the 2002 Special charges are expected to help the Company achieve its target of a 250 basis-point expansion of its operating margin by the end of 2004.

     These actions associated with the 2002 Special charges will also produce incremental cash flow from operations of $5.0 in 2003 and of $20.0 to $30.0 in 2004. Capital expenditures associated with Business Transformation initiatives included in the 2002 Special charges are expected to be approximately $5.0 to $10.0 through 2003 and will be funded through cash flow from operations.


Contract settlement gain, net of related expenses

     The third quarter and nine-month period of 2001 included a Contract settlement gain, net of related expenses, of $25.9 pretax ($15.7 after tax, or $.06 per diluted share) related to the cancellation of a retail agreement between Avon and Sears Roebuck & Company.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)



Other

     Interest expense decreased in both periods of 2002 primarily as a result of lower interest rates.

     Interest income decreased in the third quarter of 2002 due to lower interest rates but increased in the nine-month period of 2002 primarily due to higher Cash and cash equivalent balances at the beginning of 2002.

     Other (income) expense, net was favorable in both periods of 2002, mainly due to favorable foreign exchange of $4.3 and $27.1 in the three and nine-month periods, respectively, in 2002, and a charge of $6.4 pretax ($3.4 after tax, or $.01 per diluted share) in the third quarter of 2001 related to the settlement of a disputed excise tax liability in Argentina. Net foreign exchange was favorable in 2002 primarily due to non-cash foreign exchange gains ($3.8 and $30.1 in the three and nine-month periods, respectively) on net U.S. dollar denominated assets and gains on Brazilian real foreign currency contracts ($1.9 and $2.9 in the three and nine-month periods, respectively). Gains on net U.S. dollar denominated assets occurred primarily in Brazil in the third quarter and in Argentina, Venezuela, Brazil and Mexico in the nine-month period.

     The effective tax rate increased in both periods of 2002 because the net Special charges of $36.3 gave rise to a lower tax benefit due to the loss positions of certain international subsidiaries incurring the charges. The increase in the rate was partially offset by the favorable impact of repatriation planning and changes in the earnings mix and tax rates of international subsidiaries.

     The favorable variances in net foreign exchange, interest expense and the effective tax rate realized in the first half of 2002 as compared to the first half of 2001 did not repeat to the same extent in the third quarter and these variances are not expected to be significant in the fourth quarter of 2002. Avon anticipates that the overall impact of foreign exchange will be less favorable in the fourth quarter than in the third quarter due to weaker exchange rates. In addition, in the second half, Avon expects a smaller favorable variance in interest rates over 2001 than in the first half, because
of lower interest rates in the second half of 2001.   The tax rate in the
fourth quarter is expected to be higher than last year's rate, when the Company benefited from larger than anticipated foreign tax credits.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)


Segment Review

North America
                        Three-Month Period              Nine-Month Period
                   ----------------------------   ----------------------------
                                        %/Point                        %/Point
                       2002      2001    Change       2002      2001    Change
                   --------  --------  --------   --------  --------  --------
Net sales            $538.9    $511.5        5%   $1,667.8  $1,574.2         6%
Operating profit       79.3      65.0       22%      287.5     257.1        12%
Operating margin       14.4%     12.6%      1.8       17.0%     16.2%       .8

Units sold                                   8%                              6%
Active Representatives                       2%                              2%

     Net sales increased in both periods due to growth in units and the number of active Representatives. The U.S business, which represents approximately 90% of the North American segment, reported a sales increase of 6% in both periods resulting from an increase in units and the number of active Representatives. These increases were driven by the expansion of the Sales Leadership program as well as new product launches.

     Operating profit and operating margin increased in the quarter primarily due to a 1.5 point improvement in the U.S. operating margin and a $2.6 decrease in operating losses associated with the U.S. Retail business which was launched a year ago. Operating profit and operating margin increased in the nine-month period due to a 1.1 point improvement in the U.S. operating margin, partially offset by a $3.6 increase in operating losses associated with the U.S. Retail business.
*	The U.S. operating margin improvement was primarily attributable to the sales increase discussed above, gross margin expansion, mainly due to supply chain savings associated with Business Transformation projects (including improved sourcing of non-Beauty products), a higher customer order processing fee and a favorable mix of products sold, partially offset by incremental spending on brochure enhancements and sampling.


     Many of Avon's shipments from Asia, primarily of non-CFT (cosmetics, fragrance and toiletries) goods, move through West Coast United States ports served by union-represented dockworkers who have been involved in an ongoing labor dispute. Although this situation has created delivery delays, Avon has been working to minimize service disruptions to Representatives. To date, the labor dispute has not had a material impact on our operations. While Avon's management does not expect significant adverse effects on its current U.S. operations, the future impact will depend on any further disruptive actions by either party.

     Based on current and future assumptions related to the U.S. pension plan, U.S. operating profit and operating margin could be adversely affected in 2003. (See "Liquidity and Capital Resources" section.)

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)



Latin America

                       Three-Month Period                Nine-Month Period
                  ------------------------------   ------------------------------
                                  %/Point Change                   %/Point Change
                                  --------------                   --------------
                                           Local                              Local
                    2002    2001     US$  Currency     2002     2001     US$ Currency
                  ------  ------  ------  ------     ------   ------  ------  ------
Net sales         $416.3  $486.4    (14)%   13%    $1,268.5 $1,409.9    (10)%    10%
Operating profit   102.2   112.5     (9)%   14%       270.5    305.8    (11)%     4%
Operating margin    24.5%   23.1%    1.4   1.4         21.3%    21.7%   (.4)    (.4)

Units sold                                   9%                                   9%
Active Representatives                       9%                                   9%


     Net sales in U.S. dollars decreased in the third quarter resulting mainly from declines in Argentina and Venezuela. Net sales in U.S. dollars decreased slightly in Mexico and were flat in Brazil in the quarter. Net sales in U.S. dollars decreased in the nine-month period resulting from declines in Argentina and Venezuela, partially offset by growth in Mexico and Brazil. Net sales in Latin America in both periods were significantly impacted by weaker foreign exchange rates. Excluding the impact of foreign currency, Net sales grew in both periods with increases in most markets in the region, reflecting growth in units and active Representatives.
*	Argentina's U.S. dollar sales were negatively impacted by the devaluation of the Argentine peso. Excluding the impact of exchange, Argentina's Net sales were flat in the quarter and decreased 4% in the nine-month period resulting from the country's economic and political situation, partially offset by growth in active Representatives.  Local management has taken numerous actions to counter the challenges presented by this economic and political crisis. While it is difficult to predict the impact that the economic and political situation will have on future results, management currently expects U.S. dollar sales and profit for Argentina in 2002 to be significantly lower than in 2001.
*	Venezuela's U.S. dollar sales were negatively impacted by devaluation of the bolivar resulting from political turmoil in that country. Excluding the impact of exchange, Net sales in Venezuela showed double-digit gains in both periods, benefiting from inflationary price increases, new product launches and consumer promotions.
*	Mexico's U.S. dollar sales were negatively impacted by foreign exchange in the third quarter.  Excluding foreign exchange, Net sales in Mexico increased in both periods, benefiting from new product launches in non-CFT product lines.
*	Brazil's U.S. dollar sales were negatively impacted by foreign exchange.
Excluding foreign exchange, net sales increased significantly in both periods, reflecting increases in units and active Representatives due to the continued expansion of the Sales Leadership program, as well as successful product launches.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)


The decrease in operating profit resulted from declines in Argentina and Venezuela, due to the impact of weaker foreign exchange rates and the economic and political problems in these countries, and a decline in Central America, partially offset by increases in Brazil and Mexico. The increase in operating margin for the third quarter was mainly due to increases in Mexico, Brazil,
Chile and Venezuela, partially offset by declines in
Argentina and Central America. The decrease in operating margin in the nine-month period resulted from declines in Argentina, Mexico and Central America, partially offset by improvements in Brazil and Venezuela.
*	In Mexico, operating margin increased in the quarter primarily due to lower marketing and sales force expenses, including lower brochure costs. This increase was partially offset by an unfavorable mix of products sold, accelerated depreciation associated with Avon's Business Transformation initiative to move its distribution operations to a new facility in Celaya, and increased sales incentives.  Operating margin decreased in the nine-
month period primarily due to an unfavorable mix of products sold, accelerated depreciation, discussed above, and increased sales incentives.
*	In Argentina, operating margin decreased in both periods primarily due to an increase in the cost of imported supplies resulting from the devaluation of the Argentine peso, partially offset by a favorable mix of products sold.
*	In Brazil, operating margin improved in both periods as a result of an increase in sales, expense control, a favorable mix of products sold, and supply chain savings associated with Avon's Business Transformation initiatives, partially offset by incremental consumer-related investments such as advertising.
*	In Venezuela, while operating profit decreased in both periods due to the impact of foreign exchange, operating margin increased mainly due to expense control.
*	In Central America, operating profit and margin decreased in both periods, resulting from marketing investments, which increased sales, an unfavorable mix of products sold and additional bad debt expense.
*	In Chile, operating margin improved in the third quarter primarily due to significant expense control and to a lesser extent, gross margin improvement, resulting from new product introductions with higher margins.

     The Brazilian real remained under pressure in the third quarter as foreign investors reduced their Brazilian real exposure. As a result, the government had difficulty rolling over its debt and was forced to use its foreign currency reserves to repay maturing financial obligations. If the real weakens significantly from current levels, Brazil's U.S. dollar sales and operating profit results for the fourth quarter of 2002 could be lower than Avon's current projections. In this event, gains on foreign currency contracts and dollar-indexed investments would offset such operating profit declines in the fourth quarter. However, continued weakness in the real in 2003 could have an adverse impact on Brazil's U.S. dollar earnings next year.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)



Europe

                       Three-Month Period              Nine-Month Period
                  -----------------------------   ------------------------------
                                 %/Point Change                   %/Point Change
                                  -------------                   --------------
                                          Local                            Local
                    2002    2001     US$ Currency   2002    2001     US$  Currency
                  ------  ------  ------ ------   ------  ------  ------  ------
Net sales         $283.6  $221.7     28%    23%   $802.6  $674.4      19%    18%
Operating profit    35.0    29.0     21%    18%    118.2    98.2      20%    20%
Operating margin    12.3%   13.0%   (.7)    (.7)    14.7%   14.5%     .2     .2

Units sold                                   32%                             24%
Active Representatives                       23%                             21%


     Net sales increased in U.S. dollars and local currency in both periods driven by significant increases in units and the number of active Representatives. The sales increase in both periods reflects sales growth of over 45% in the markets in Central and Eastern Europe, particularly Russia where sales nearly doubled, and growth in the United Kingdom.
*	In Russia, units doubled in both periods as a result of investments in advertising and lower pricing, as well as an improvement in Russia's economic environment.
*	In the United Kingdom, units increased as a result of increased spending for consumer-related initiatives, such as brochure enhancements, and new product launches.

     The increase in operating profit was primarily due to increases in Central and Eastern Europe and the United Kingdom, partially offset by declines in the markets of Western Europe (excluding the United Kingdom). The decrease in operating margin in the third quarter was primarily due to declines in most Western European markets, partially offset by improvements in Central and Eastern Europe, most significantly in Russia, and the United Kingdom. The increase in operating margin for the nine-month period was primarily due to improvements in Central and Eastern Europe, partially offset by a decline in the United Kingdom. Gross margin in Europe for both periods was negatively impacted by spending for consumer-related investments (including special promotional offers) to drive sales growth. In addition to gross margin investments, operating margin in Europe for both periods was negatively impacted by investment in supply chain Business Transformation initiatives of $4.3 and $9.7 in the third quarter and nine-month period, respectively.
*	In Central and Eastern Europe operating margin improved in both periods primarily due to significant sales growth and expense control, partially offset by incremental consumer-related spending, such as advertising and gross margin investments.
*	In the United Kingdom, operating margin in the nine-month period was negatively impacted by increased spending for consumer-related investments (including special promotional offers), which also negatively impacted gross margin, and an investment in supply chain Business Transformation initiatives including expenses associated with the closing of a manufacturing facility.
*	In Western Europe, excluding the United Kingdom, operating margin in the third quarter declined primarily due to decreases in Germany, as a result of local currency sales declines and aggressive pricing, and in Italy, as a result of lower sales.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

Pacific

                         Three-Month Period               Nine-Month Period
                  -------------------------------    ------------------------------
                                  %/Point Change                    %/Point Change
                                  ---------------                    ----------------
                                            Local                              Local
                    2002    2001     US$  Currency     2002    2001     US$  Currency
                  ------  ------  ------   ------    ------  ------  ------  --------
Net sales         $210.0  $192.1      9%       7%    $595.5  $558.4      7%        8%
Operating profit    33.3    26.5     26%      23%      89.5    75.7     18%       19%
Operating margin    15.6%   13.6%    2.0      2.0      14.8    13.4     1.4       1.4

Units sold                                    14%                                 16%
Active Representatives                         5%                                  7%


     Net sales in U.S. dollars and local currency increased for both periods as a result of growth in most major markets in the region, driven primarily by increases in units and active Representatives.
*	China's U.S. dollar sales growth was primarily attributable to a continued
increase in the number of newly opened Avon beauty boutiques, marketing offers such as price discounting to drive market penetration, and additional consumer-related investments such as advertising.
*	Japan's third quarter U.S dollar sales increased mainly due to new product launches but decreased in the nine-month period due to the negative impact of foreign exchange and a weak economic environment.
*	In the Philippines, U.S. dollar net sales in decreased in the third quarter due to the depressed economic situation in the country.  Net sales increased in the nine-month period due to increases in active Representatives, partially offset by the impact of the economic situation in the country.

     The increases in operating profit and operating margin for both periods were primarily due to increases in China and Japan, partially offset by a decline in the Philippines.
*	China's operating profit and margin improvement for both periods resulted primarily from operating expense leverage as this market achieves scale, partially offset by price discounting and incremental advertising expenses.
*	Japan's operating profit and margin for both periods was positively impacted by continued expense reduction and gross margin expansion due to a favorable mix of products sold.
*	The Philippines' operating profit and margin decreased in both periods as a result of an unfavorable mix of products sold, an increase in sales incentives, higher bad debt expense and incremental spending on advertising and brochure enhancements.

Global Expenses

     Global expenses were flat in the quarter primarily resulting from losses of $1.7 on company-owned life insurance policies and severance accruals of $1.7 for employees not included in the 2002 Special charges, offset by savings of approximately $6.0 from workforce reductions associated with Avon's Business Transformation initiatives.

     Global expenses decreased 2% in the nine-month period primarily due to savings of approximately $14.0 from workforce reductions associated with Avon's Business Transformation initiatives, partially offset by consumer-related investments for research and development and new business development of $3.9, merit salary increases of approximately $3.0, severance accruals of $2.4 for employees not included in the 2002 Special charges and losses of $2.1 on company-owned life insurance policies.

     The Company expects Global expenses to increase in the fourth quarter versus 2001, as savings from workforce reductions are more than offset by

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)


higher spending primarily for marketing, research and development and new business development, as well as increased bonus and benefit expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Avon's principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under uncommitted lines of credit and long-term borrowings.

Cash Flows

     Net cash provided by operating activities in the first nine months of 2002 was $164.9 unfavorable to 2001 principally reflecting the receipt of an income tax refund of $95.2 in 2001, a contribution to Avon's U.S. qualified pension plan of $80.0 in 2002 (discussed below), a tax payment of $20.0 in 2002 deferred from 2001 as a result of legislation enacted due to the September 11, 2001 terrorist attacks, and other cash outlays in 2002 for severance payments, partially offset by higher net income adjusted for non-cash items, and reduced inventory levels.

     Excluding changes in debt, cash and cash equivalents decreased $143.3 in the first nine months of 2002, compared to an increase of $10.2 in the first nine months of 2001. The higher use of cash in 2002 resulted primarily from lower cash provided by operating activities, discussed above, the purchase of company-owned life insurance policies of $10.0, and higher repurchases of common stock, partially offset by an increase in cash received from the exercise of stock options and lower capital expenditures. Based on current spending plans, Avon anticipates full year capital spending to be in the range $150.0 to $175.0. Avon purchased approximately 2.8 million shares of Avon common stock for $143.2 during the first nine months of 2002, compared with $130.7 spent for the repurchase of approximately 3.2 million shares during the first nine months of 2001.

Pension Benefits

     During 2002, the assets associated with the Company's benefit plans (the majority of which assets relate to the U.S. pension plan) experienced negative investment returns, mostly due to unfavorable returns on equity securities. Equity securities have represented approximately 75% of plan assets in the U.S. and were recently reduced to 65%. During the first nine months of 2002, the market value of domestic plan assets declined approximately 16%. As a result, Avon made a cash contribution to its U.S. qualified pension plan of $80.0 in the third quarter of 2002. Depending on the performance of Avon's investments for the remainder of 2002 and on discount rate assumptions, Avon may make additional contributions to its U.S. qualified pension plan of approximately $40.0 to $60.0 in the fourth quarter of 2002.

     In addition, at December 31, 2002, accounting rules require the Company to recognize a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan is less than the accumulated benefit obligation, or "ABO." This liability is called a "minimum pension liability" and is recorded as a charge in "Accumulated other comprehensive loss" in shareholders' (deficit). Also, any prepaid pension assets related to pension plans with a minimum pension liability must be reclassified to shareholders' (deficit). While actual results will not be known until year-end, based on current assumptions and the application of these rules, it is likely that Avon will record a charge to Accumulated other comprehensive loss at the end of 2002 (see Note 7, Comprehensive Income). If asset performance at year-end is in line with actual September year-to-date performance and the year-end discount rate is 6.75% (an estimate of the interest rate at which pension benefits could be settled), the potential charge to Accumulated other comprehensive loss would be approximately $200.0. This represents the after-

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

tax impact of recording the minimum pension liability for the U.S. pension plan and reclassifying the prepaid pension assets related to this plan. This charge would have no impact on the Company's net income, liquidity, or cash flows. If at the end of 2003, the fair value of these pension plan assets exceeds the ABO, the charge to shareholders' (deficit) would be reversed.

     Future effects of retirement-related plans on the operating results of the Company will depend on economic conditions, employee demographics, mortality rates, investment performance and funding decisions. However, given current assumptions (including those noted above), 2003 pension expense related to the U.S. plan is expected to increase in the range of $20.0 to $25.0. The Company does not anticipate that this incremental expense will affect its ability to meet its financial targets.


Capital Resources

     Total debt at September 30, 2002 increased $45.8 to $1,370.9 from $1,325.1 at December 31, 2001 and increased $40.2 from $1,330.7 at September 30, 2001. These increases were principally due to adjustments to reflect the fair value of outstanding interest rate swaps, amortization of the discount on Avon's outstanding convertible notes and translation of Avon's Japanese yen denominated notes payable.

    At September 30, 2002, there were no borrowings under a $600.0 revolving credit and competitive advance facility (the "credit facility"). This credit facility is also used to support Avon's commercial paper program, under which no amounts were outstanding at September 30, 2002.

    At September 30, 2002, there was $6.4 outstanding under uncommitted lines of credit.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.


Financial Instruments and Risk Management Strategies

Foreign Currency Risk

     At September 30, 2002, Avon held foreign currency forward and option contracts to buy and sell foreign currencies, including cross-currency contracts to sell one foreign currency for another, with notional amounts in U.S. dollars as follows:
                         Buy              Sell
                        ------           ------
Argentine peso          $  9.5           $    -
Australian dollar          8.6              7.5
Brazilian real               -             20.0
British pound             33.2             23.7
Canadian dollar              -             24.7
Czech koruna                 -              6.0
Euro                      66.2             40.2
Hungarian forint             -              8.1
Japanese yen              17.4             27.4
Mexican peso                 -             13.5
Polish zloty               6.2              3.0
Taiwanese dollar             -              3.0
Other currencies             -              3.8
                        ------           ------
     Total              $141.1           $180.9
                        ======           ======

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)


     At September 30, 2002, certain Avon subsidiaries held U.S. dollar denominated assets, primarily to minimize foreign-currency risk and provide liquidity. These subsidiaries included Mexico ($23.3), Argentina ($13.7), Venezuela ($12.3) and Brazil ($7.6).


OTHER INFORMATION

     In September 2002, the Audit Committee of the Company's Board of Directors ratified its earlier approval of the use during 2002 of the Company's independent accountants for certain tax-related non-audit services, including domestic, international and expatriate tax consulting services, with aggregate projected fees of approximately $1.5 million.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic and political uncertainties in Latin America and the possible impact of the U.S. West Coast dock workers' labor dispute; the Company's ability to implement its business strategy and its Business Transformation initiatives, including the integration of similar activities across markets to achieve efficiencies; the Company's ability to achieve anticipated cost savings and its profitability and growth targets; the impact of substantial currency fluctuations in the Company's principal foreign markets and the success of the Company's foreign currency hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company or its operations by foreign governments. Additional information identifying such factors is contained in the Company's Form 10-K/A report for the year ended December 31, 2001, filed with the SEC. The Company undertakes no obligation to update any such forward-looking statements.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2001 Form 10-K/A.

AVON PRODUCTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)



ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Within the 90-day period prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K
     On July 19, 2002, Avon filed a Form 8-K to announce that it had settled a previously disclosed investigation by the Securities and Exchange Commission. Avon also announced that it would be consolidating its two Latin American operating business units, for segment reporting purposes.

     On August 13, 2002, Avon filed a Form 8-K to announce that it filed with the Securities and Exchange Commission the statements under oath of its Principal Executive Officer and Principal Financial Officer in respect of its recent Exchange Act filings.

     On August 30, 2002, Avon furnished a Form 8-K to announce that it had advised participants in its U.S. Personal Savings Account Plan that there would be a blackout period relating to the Company's move to a new benefits service provider. Additionally, Avon announced that it had advised its executive officers and members of its Board of Directors that they must not engage in any transactions in Company stock during that blackout period.






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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  November 13, 2002           /s/ Janice Marolda
                             -------------------------------
                                   Janice Marolda
                                   Vice President,
                                   Controller
                                   Principal Accounting Officer

                                   Signed both on behalf of the
                                   registrant and as principal
                                   accounting officer.

CERTIFICATIONS


I, Andrea Jung, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Avon Products, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002

                                               /s/ Andrea Jung
                                             -----------------------
                                             Andrea Jung
                                             Chief Executive Officer

I, Robert J. Corti, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Avon Products, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002

                                                      /s/ Robert J. Corti
                                                      -----------------------
                                                      Robert J. Corti
                                                      Chief Financial Officer