Form 10-K
period 2002-12-31
AVON PRODUCTS INC
filed 2003-02-26
CIK 8868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [x] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of Common Stock (par value $.25) held by non-affiliates at January 31, 2003 was $11.8 billion.

     The number of shares of Common Stock (par value $.25) outstanding at January 31, 2003 was 235,334,884.


                   Documents Incorporated by Reference

Parts I and II     Portions of the 2002 Annual Report to Shareholders.
Part III           Portions of the Proxy Statement for the 2003 Annual
                   Meeting of Shareholders.

                           Forward-Looking Statements


     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic and political uncertainties in Latin America; the Company's ability to implement its business strategy and its Business Transformation initiatives, including the integration of similar activities across markets to achieve efficiencies; the Company's ability to achieve anticipated cost savings and its profitability and growth targets; the impact of substantial currency fluctuations in the Company's principal foreign markets and the success of the Company's foreign currency hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign government; the Company's ability to successfully identify new business opportunities; the Company's access to financing; and the Company's ability to attract and retain key executives. The Company undertakes no obligation to update any such forward-looking statements.


                                     PART I

Dollars in Millions

ITEM 1. BUSINESS

General

     Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon is a global manufacturer and marketer of beauty and related products. Avon's products fall into four product categories:
Beauty, which consists of cosmetics, fragrance and toiletries ("CFT");
Beauty Plus, which consists of jewelry, watches and apparel and accessories; Beyond Beauty, which consists of home products, gift and decorative and candles; and Health and Wellness which consists of vitamins, an aromatherapy line, exercise equipment, as well as stress relief and weight management products.

     In 2001, Avon launched a retail brand in the U.S. to sell a new line of products called "beComing" in selected stores of J.C. Penney Company, Inc. ("J.C. Penney"). In January 2003, Avon announced that it had agreed with J.C.

Penney to end the business relationship pursuant to which Avon's beComing line of products has been carried in approximately 90 J.C. Penney stores. The beComing brand will now be sold through Avon's direct selling channel in the U.S., exclusively by Avon Beauty Advisors, who are independent Avon sales Representatives with specialized beauty product training and consultative selling skills. The details for withdrawing beComing from J.C. Penny are still being finalized; however, Avon's management does not anticipate that repositioning the brand will significantly affect Avon's results of operations in 2003.

     In 2003, Avon plans to launch a new global cosmetics brand, focusing on the fast-growing market for young women. The brand is named "mark." and the product line will be targeted to young women in the 16 to 24 age group, with an objective to enhance Avon's share of the worldwide youth market. The new line is expected to launch in the fall of 2003 in the U.S., and rollout to Mexico and Brazil in 2004. The "mark." brand is expected to be sold both through the Company's core direct selling channel of U.S. Representatives and a separate "mark." sales force.

     Avon's business primarily is comprised of one industry segment, direct selling, which is conducted in North America, Latin America, Europe and the Pacific . The Company's reportable segments are based on geographic operations. Financial information relating to the reportable segments is incorporated by reference to the analysis of Net sales and Operating profit by geographic area, and to Note 11, Segment Information, on pages 30 and 63 through 64, respectively, in Avon's 2002 Annual Report to Shareholders.

Distribution

     Avon presently has operations in 58 countries, including the United States, and its products are distributed in 85 more for coverage in 143 markets. Sales are made to the ultimate customer principally through a combination of direct selling and marketing by approximately 3.9 million active independent Avon Representatives, approximately 463,000 of whom are in the United States. Representatives are independent contractors or independent dealers, who are not agents or employees of Avon. Representatives purchase products directly from Avon and sell them to their customers. The Representatives are the customers of Avon and Avon generally has no arrangement with any end user of its product beyond the Representative. Representatives are responsible for payment to Avon upon delivery of product to the Representative, regardless of whether or not the Representative sells the products to an end user. No single Representative or end user accounts for more than 10% of Avon's net sales.

     A Representative contacts customers, selling primarily through the use of brochures which also highlight new products and specially-priced items for each sales campaign. Sales campaigns are generally for a two-week duration in the United States and three-to four-week duration for most markets outside the United States. Product samples, demonstration products and selling aids such as make-up color charts are also used. Generally, the Representative forwards an order to a designated distribution center. A Representative can place an order 24 hours a day, seven days a week using the mail, telephone, fax or the Internet. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually by a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for his or her own account.

     Avon employs certain electronic order systems to increase Representative support, which allows the Representatives to run their businesses more efficiently as well as to improve order-processing accuracy. Additionally, Avon Representatives can utilize the Internet to manage their business electronically. In the U.S., certain Avon Representatives use an online marketing tool called youravon.com, which was introduced in 2000. The site features a complete line of Avon's products 24 hours a day, seven days a week. The site helps Representatives build their own Avon business by enabling them to sell online through their own personalized web pages, developed in association with Avon. Additionally, these e-Representatives have the advantage of business-to-business capabilities that connect them to Avon's order and fulfillment systems. While their customers benefit from the speed, convenience and delivery flexibility of online ordering, Avon e-Representatives are able to promote special products, target specific groups of customers, place and track orders online, and capitalize on e-mail to share product information, selling tips and marketing incentives. Self-paced online training also is available, as well as up-to-the-minute news about Avon. Globally, Avon has Internet sites in 29 markets. Most are consumer information sites, but 15 of these markets have piloted business-to-business sites to support Representatives.

     In the United States, Avon also sells its products through licensed kiosks located in shopping malls across the U.S and on Avon's internet site if the customer chooses not to purchase through a Representative. Avon also sells products at the Avon Centre, a spa, salon and retail store located in Trump Tower, New York City. The Avon Centre emphasizes health and beauty and offers a selection of Avon beauty products created exclusively for use at the Avon Centre.

     In some markets, Avon uses decentralized branches and satellite stores to serve Representatives and customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce the Company's beauty image. In markets such as China, Taiwan, Malaysia, the Philippines and Venezuela, Representatives can manage Avon beauty boutiques, beauty counters, licensed Avon beauty centers and other retail-oriented opportunities to build their careers and bring Avon to new customers in complementary ways to direct selling.

     The recruiting and training of Representatives are the primary responsibilities of District Sales Managers. District Sales Managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year's sales of Avon products by Representatives in their district. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a modified network marketing selling system which gives Representatives the opportunity to earn commissions on their own sales, as well as bonuses from sales of Representatives they have recruited. This program limits the number of levels to three and continues to focus on individual product sales. Development of the Sales Leadership program throughout the world is part of Avon's long-term growth strategy. Because of the high rate of turnover among Representatives, a characteristic of the direct-selling method, recruiting and training of new Representatives are continually necessary.

     Avon also has a Representative development strategy in the U.S. that focuses on the professional training and development of Representatives through the Avon Beauty Advisor program. Under this program, Representatives enroll in a series of courses designed to enhance their product knowledge and professional beauty consulting skills. Following the termination of Avon's business relationship with J.C. Penney, Avon Beauty Advisors will be the exclusive channel through which the beComing line of products will be offered in the U.S.

     From time to time, the question of the legal status of Representatives has arisen, usually in regard to possible coverage under social benefit laws that would require Avon (and in most instances, the Representatives) to make regular contributions to social benefit funds. Although Avon has generally been able to address these questions in a satisfactory manner, the matter has not been fully resolved in all countries. If there should be a final determination adverse to Avon in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume and profitability of business of Avon in that country that it would have to consider discontinuing operations in that country.

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

     A number of merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, flyers and the promotion of products packaged as gift items. In general for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered at special prices or are given particular prominence in the brochure.

     Avon is marketing a more contemporary beauty image through increased advertising and image-building programs focused on the consumer. Avon has increased investments in product sampling and development and upgraded the quality of its brochure to further strengthen its worldwide beauty image. Additionally, Avon has a global advertising campaign entitled "Let's Talk".

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

     Avon is one of the leading distributors of fashion jewelry and accessories for women in the United States. Its principal competition in the fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry for women through retail establishments.

     The number of competitors and degree of competition that Avon faces in its foreign CFT and fashion jewelry markets varies widely from country to country. Avon is one of the leading distributors in the CFT industry in many of its foreign markets.

     There are a number of direct-selling companies that sell product lines similar to Avon's, some of which also have worldwide operations and compete with Avon.

     Avon believes that the personalized customer service offered by its Representatives; the high quality, attractive designs and reasonable prices of its products; the high level of new and innovative products; its easily recognized brand name and its guarantee of satisfaction are significant factors in establishing and maintaining its competitive position.

International Operations

     Avon's international operations are conducted primarily through subsidiaries in 57 countries outside the U.S. and Avon's products are distributed in some 85 other countries. The Company has entered 30 new markets since 1990, including Russia and China and rapidly emerging nations throughout Central and Eastern Europe.

     Avon's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable economic and political conditions.

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

     Avon had 17 manufacturing facilities around the world in 2002. In the United States, Avon's CFT products were produced in three manufacturing facilities. Most products sold in foreign countries are manufactured in Avon's facilities abroad.

     In 2002, Avon closed a facility that manufactured fashion jewelry and began outsourcing jewelry manufacturing and purchasing its full jewelry line from suppliers in Asia. Avon is also in the process of closing a U.S. manufacturing facility (in Suffern, New York) and a manufacturing facility in the United Kingdom. Production is being redeployed to other Avon sites and third parties. Additionally, Avon plans to relocate a manufacturing facility within Mexico and close a manufacturing facility in Canada in 2004. Production is expected to be redeployed to existing Avon facilities.

     Avon plans to construct a new research and development facility near New York City to replace the facility in Suffern, New York by 2005.

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

Seasonal Nature Of Business

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT; gift and decorative products; apparel; and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year. Fourth quarter net sales were approximately 30 percent of total Net sales in both 2002 and 2001, respectively, and before special charges, fourth quarter operating profit was 35 percent and 34 percent of total Operating profit in 2002 and 2001, respectively.

Research and Product Development Activities

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

     Avon has pioneered many innovative products, including Skin-So-Soft BioAdvance, the first skin care product with stabilized retinol, and Collagen Booster, a product that capitalizes on Vitamin C technology. Avon also introduced the benefits of aromatherapy to millions of American women, encapsulated color for the Color-Release line and introduced alpha-hydroxy acid for mass cosmetic use in the Anew Perfecting Complex products. Avon's Anew product line has been expanded to include technologically advanced products such as Retroactive, Retinol Recovery Complex PM Treatment, Night Force Vertical Lifting Complex, Clearly C 10% Vitamin C Serum and Luminosity Brightening Complex. Retroactive utilizes Avon's exclusive Rejuvi-cell complex, a blend of ingredients formulated to enhance cellular communication and re-energize aging skin cells. Night Force employs a patented material named AVC10, a molecule that was engineered by Avon researchers over a three-year period. Luminosity Brightening Complex contains Diamonex, Avon's exclusive skin brightening system. In 2002, Avon launched Anew Ultimate, Anew Biologie+, Anew Retroactive Eye Serum and new fragrances called Rare Pearls and Dreamlife. In 2001, Avon updated packaging for the Anew line , launched Pure 02, a facial mousse that increases oxygen delivery to skin cells and erases signs of stress and fatigue, Avon Beyond Color Illuminating Radiance Vitamin C Foundation; Avon Beyond Color Nutralush Plumping Lipstick and a fragrance called Little Black Dress.

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $48.4 in 2002, $45.9 in 2001, and $43.1 in 2000. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of CFT products.

     Avon plans to increase its investment in research and development by more than $100.0 over the period 2002 through 2005. A majority of the incremental investment is related to the construction of a research and development facility near New York City to replace the facility in Suffern, New York it has used since 1897. Avon plans to fund the project with cash flows from operating activities.


Environmental Matters

     Pursuant to Avon's global environmental policy, environmental audits are conducted to ensure Avon facilities around the world meet or exceed local regulatory standards. A corporate environmental group ensures that opportunities for environmental performance improvements are reflected in our products, packaging and manufacturing processes.

     In general, compliance with environmental regulations impacting Avon's global operations has not had, and is not anticipated to have, any material adverse effect upon the capital expenditures, financial position or competitive position of Avon.

Employees

     At December 31, 2002, Avon employed approximately 45,000 people. Of these, approximately 9,000 were employed in the United States and 36,000 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases slightly in December after holiday shipments are completed.


ITEM 2. PROPERTIES

     Avon's principal properties consist of manufacturing facilities for the production of CFT and distribution centers where offices are located and where finished merchandise is warehoused and shipped to Representatives in fulfillment of their orders. Substantially all of these properties are owned by Avon or its subsidiaries, are in good repair, adequately meet Avon's needs and operate at reasonable levels of productive capacity.

     The domestic manufacturing facilities are located in Morton Grove, IL; Suffern, NY; and Springdale, OH. The distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. Other properties include three manufacturing facilities and 11 distribution centers in Europe; six manufacturing facilities and eight distribution centers in Latin America; one manufacturing facility and two distribution centers in North America (other than in the United States); and four manufacturing facilities and nine distribution centers in the Pacific region. Avon leases space in New York City and owns property in Rye, New York for its executive and administrative offices.

     Avon also has Avon beauty boutiques, licensed satellite stores and Avon beauty centers in 31 countries.

     In 2002, Avon closed a facility that manufactured fashion jewelry and began outsourcing jewelry manufacturing and purchasing its full jewelry line from suppliers in Asia. Avon is also in the process of closing a U.S. manufacturing facility (in Suffern, New York) and a manufacturing facility in the United Kingdom. Production is being redeployed to other Avon sites and third parties. Additionally, Avon plans to relocate a manufacturing facility within Mexico and close a manufacturing facility in Canada in 2004. Production is expected to be redeployed to existing Avon facilities.

     Avon plans to build a new research and development facility near New York City to replace the facility in Suffern.


ITEM 3. LEGAL PROCEEDINGS

     Avon is a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). Plaintiffs allege various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and seek aggregate damages of approximately $145.0, plus interest. A trial of this action took place in the United States District Court for the Southern District of New York and concluded in November 2001. At the conclusion of the trial, the judge reserved decision in the matter. Avon believes it presented meritorious defenses to the claims asserted. However, it is not possible to predict the outcome of litigation and it is reasonably possible that the trial, and any possible appeal, could be decided unfavorably. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome but, under some of the damage theories presented, an adverse award could be material to the Consolidated Financial Statements.

     Avon is a defendant in an action commenced in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company, the landlord of the Company's former headquarters in New York City. Plaintiff seeks aggregate damages of approximately $80.0, plus interest, for the Company's alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. A trial of this matter was scheduled for February 2002, but was stayed pending the determination of (i) an interlocutory appeal by plaintiff of an order that denied the plaintiff's motion for summary judgment and granted partial summary judgment in favor of the Company on one of the plaintiff's claims; and (ii) an appeal by plaintiff of a decision in an action against another former tenant that dismissed plaintiff's claims after trial. In January 2003, both appeals were decided against the plaintiff. Trial has not yet been re-scheduled. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     Avon Products Foundation, Inc. (the "Avon Foundation") is a defendant in an arbitration proceeding brought by Pallotta TeamWorks ("Pallotta") on September 3, 2002, before Judicial Arbitration and Mediation Services, Inc. ("JAMS"). Pallotta asserts claims of breach of contract, misappropriation of opportunity, tortious interference with prospective contractual arrangement and unfair competition arising out of the Avon Foundation's decision to use another party to conduct breast cancer fundraising events, and seeks unspecified damages and attorneys' fees. In January 2003, Pallotta's misappropriation claim was dismissed by the arbitrator. In February 2003, Pallotta's unfair competition claim was also dismissed by the arbitrator. The Avon Foundation believes that it has meritorious defenses to the claims asserted by Pallotta and has filed a number of counterclaims, and initiated a separate arbitration proceeding before JAMS. The Avon Foundation is a registered 501(c)(3) charity and is a distinct entity from Avon Products, Inc., which is not a party to these proceedings. While it is not possible to predict the outcome of litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.


     On December 20, 2002, a Brazilian subsidiary of the Company received a series of tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $50.0 at the exchange rate on the date of this filing, plus penalties and accruing interest totaling approximately $84.0 at the exchange rate on the date of this filing. In the event that the assessments are upheld in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company's outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

     Polish subsidiaries of the Company have been responding to Protocols of Inspection served by the Polish tax authorities in respect of 1999 and 2000 tax audits. The Protocols asserted tax deficiencies, penalties and accruing interest totaling approximately $24.0 at the exchange rate on the date of this filing: $11.0 primarily relating to the documentation of certain sales, and $13.0 relating to excise taxes. The procedural rules for conducting audits in Poland changed effective January 1, 2003, and the Company was informed on January 14, 2003 and January 17, 2003, respectively, that the tax authorities had rejected the Company's factual assertions regarding the alleged tax deficiencies. Under the new procedures each matter has now either commenced or is awaiting the commencement of a second stage of proceeding at which the applicable legal conclusions will be determined. In the event that assessments are finally established at the second stage of the proceedings, it may be necessary to pay the assessments in order to pursue further appeals, which may result in a charge to income. Management believes that there are meritorious defenses to these proceedings and they are being vigorously contested. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in these proceedings but management does not believe that the proceedings ultimately will have a material impact on the Consolidated Financial Statements.

     In 1998, the Argentine tax authorities denied certain past excise tax credits taken by Avon's subsidiary in Argentina and assessed this subsidiary for the corresponding taxes. Avon vigorously contested this assessment through local administrative and judicial proceedings since 1998. In the third quarter of 2001, the Argentine government issued a decree permitting taxpayers to satisfy certain tax liabilities on favorable terms using Argentine government bonds as payment. Avon decided to settle this contested tax assessment by applying for relief under this new government program and purchased bonds to tender in settlement of the aforementioned assessment. As a result, a pretax charge of $6.4 ($3.4 after tax, or $.01 per diluted share) was included in Other (income) expense, net in the Consolidated Statements of Income in the third quarter of 2001.

     Various other lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2002, should not have a material adverse effect on the Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.


ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     This information is incorporated by reference to "Market Prices per Share of Common Stock by Quarter" on page 43 of Avon's 2002 Annual Report to Shareholders.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1998 through 2002 is incorporated by reference to the "Eleven-Year Review" on pages 74 and 75 of Avon's 2002 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     This information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 41 of Avon's 2002 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to "Risk Management Strategies and Market Rate Sensitive Instruments" on pages 38 through 40 and
Note 7 on pages 55 through 58 of Avon's 2002 Annual Report to Shareholders for information concerning market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 44 through 72, together with the report thereon of PricewaterhouseCoopers LLP, on page 73, and "Results of Operations by Quarter" on page 42 of Avon's 2002 Annual Report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of Directors" sections of Avon's Proxy Statement for the 2003 Annual Meeting of Shareholders.

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

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2003 Annual Meeting of Shareholders.

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:


                                                                  Elected
Title                                            Name              Age       Executive Officer
-----                                            ----              ---       -----------------
Chairman of the Board,
Chief Executive Officer and Director......   Andrea Jung            44          1997(1)
President and Chief Operating Officer,
   and Director ..........................   Susan J. Kropf         54          1997(2)
Executive Vice President and
   Chief Financial Officer................   Robert J. Corti        53          1988
Executive Vice President, Asia
   Pacific, Europe, Middle East
   and Africa.............................   Robert Toth            50          2002(3)
Senior Vice President,
   General Counsel and Secretary..........   Gilbert L. Klemann, II 52          2001(4)
Senior Vice President, Human Resources....   Jill Kanin-Lovers      51          1998
Senior Vice President and President,
   Avon North America.....................   Brian C. Connolly      47          2002(5)
Vice President and Controller.............   Janice Marolda         42          1998


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

(2) Susan J. Kropf was elected President and Chief Operating Officer, effective January 2001. She had been elected Executive Vice President, Chief Operating Officer, North America and Global Business Operations effective November 1999. Previously she had been Executive Vice President and President, North America and prior to that she had served as Senior Vice President, U.S. Marketing and Vice President, Product Development. Ms. Kropf has been with Avon since 1970.

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

(5) Brian C. Connolly was elected Senior Vice President and President, North America in December 2001. Prior to that, Mr. Connolly has been President of Avon U.S. since 2000 and Senior Vice President of Sales and Operations for Avon U.S. since 1999. Previously, Mr. Connolly had been Group Vice President of Sales and Customer Service for Avon U.S. since 1998 and Group Vice President-Sales for Avon U.S. since 1997. Mr. Connolly joined Avon in 1978.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within the 90-day period prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
         ON FORM 8-K
                                                  Annual
                                                  Report to
                                                  Shareholders     Form 10-K
                                                  Page Number     Page Number
                                                  -----------     -----------
(a) 1. Consolidated Financial Statements of
         Avon Products, Inc. and Subsidiaries

         Consolidated Statements of Income for
            each of the years in the three-year
            period ended December 31, 2002........     44             32
         Consolidated Balance Sheets at
           December 31, 2002 and 2001.............     45             33
         Consolidated Statements of Cash Flows
           for each of the years in the three-year
           period ended December 31, 2002.........     46             34
         Consolidated Statements of Changes in
           Shareholders' (Deficit) Equity for each
           of the years in the three-year period
           ended December 31, 2002................     47             35
         Notes to Consolidated Financial
           Statements.............................  48 - 72        36 - 70
         Report of Independent Accountants
           PricewaterhouseCoopers LLP.............     73             72


(a) 2. Financial Statement Schedule

         Report of Independent Accountants on
            Financial Statement Schedule
           PricewaterhouseCoopers LLP                                S-1
         Consent of Independent Accountants
            PricewaterhouseCoopers LLP                               S-2
         Financial statement schedule for each
           of the years in the three-year period
           ended December 31, 2002...............
                    II.  Valuation and qualifying
                           accounts.............                     S-3

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

10.17 Amendment of the Avon Products, Inc. 2000 Stock Incentive Plan effective January 1, 2002.

10.18* Employment Agreement, dated as of December 11, 1997, between Avon and
       Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

10.19* Form of Employment Agreement, dated as of September 1, 1994, between
       Avon and certain senior officers and substantially similar to the employment agreements entered into with other executive officers (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.20* Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31, 2002 (incorporated by reference to Exhibit
       10.19 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

10.21* Avon Products, Inc. Compensation Plan for Non-Employee Directors, (as amended and restated as of June 1, 2000), effective as of May 1, 1997 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 2000).

10.22* First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors (as amended restated as of June 1, 2000), executed as of September 6, 2001, and effective January 1, 2002

      (incorporated by reference to Exhibit 10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.25* First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31,
       1993).

10.26* Stock Option Agreement, dated June 4, 1998, between Avon and Andrea Jung
       (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

13 Portions of the Annual Report to Shareholders for the year ended December 31, 2002 incorporated by reference in response to Items 1,5 through 8 in this filing.

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

     (b)  Reports on Form 8-K

     On October 2, 2002, Avon filed a Form 8-K to announce that it recorded a Special and non-recurring charge in the third quarter of 2002.

(c) Avon's Annual Report on Form 10-K for the year ended December 31, 2002, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2003.

                                        Avon Products, Inc.

                                        /s/ Gilbert L. Klemann, II
                                        --------------------------
                                        Gilbert L. Klemann, II
                                        Senior Vice President,
                                        General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                     Date
---------                        -----                     ----

           *
----------------------
Andrea Jung              Chairman of the Board and
                         Chief Executive Officer
                         and Director -
                         Principal Executive Officer       February 26, 2003

           *
----------------------
Susan J. Kropf           President                         February 26, 2003
                         and Chief Operating Officer
                         and Director

           *
----------------------
Robert J. Corti          Executive Vice President and
                         Chief Financial Officer -
                         Principal Financial Officer       February 26, 2003

           *
----------------------
Janice Marolda           Vice President and
                         Controller -
                         Principal Accounting Officer       February 26, 2003

           *
----------------------
Brenda C. Barnes             Director                       February 26, 2003



           *
----------------------
W. Don Cornwell              Director                       February 26, 2003



           *
----------------------
Edward T. Fogarty            Director                       February 26, 2003



           *
----------------------
Stanley C. Gault             Director
                                                            February 26, 2003


           *
----------------------
Fred Hassan                  Director                       February 26, 2003

           *
----------------------
Maria Elena Lagomasino       Director                       February 26, 2003



           *
----------------------
Ann S. Moore                 Director                       February 26, 2003



           *
----------------------
Paula Stern                  Director                       February 26, 2003


           *
----------------------
Lawrence A. Weinbach         Director                       February 26, 2003




* By: /s/ Gilbert L. Klemann, II
      --------------------------
      Gilbert L. Klemann, II   Attorney-in-fact             February 26, 2003

                                 CERTIFICATION


I, Andrea Jung, certify that:

1. I have reviewed this annual report on Form 10-K of Avon Products, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003                         /s/ Andrea Jung
                                                -------------------------
                                                Andrea Jung
                                                Chief Executive Officer

                                 CERTIFICATION


I, Robert J. Corti, certify that:

1. I have reviewed this annual report on Form 10-K of Avon Products, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003

                                             /s/ Robert J. Corti
                                             ------------------------
                                             Robert J. Corti
                                             Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 28, 2003, appearing in the 2002 Annual Report to Shareholders of Avon Products, Inc., which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
January 28, 2003

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the Registration Statements on Form S-3 (Reg. No. 33-45808 and Reg. No. 333-103432) and Form S-8 (Reg. Nos. 33-43820, 33-47209, 33-65989 and 33-65998) of Avon Products, Inc. of
our report dated January 28, 2003 relating to the financial statements which appear in the 2002 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 28, 2003 relating to the financial statement schedule, which appears in this Form 10-K.




PricewaterhouseCoopers LLP
New York, New York
February 26, 2003


                      AVON PRODUCTS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)
                            Years ended December 31


                                              Additions
                                        ---------------------
                            Balance at  Charged to    Charged                 Balance
                            beginning   costs and     to other                at end
                            of period   expenses      accounts   Deductions   of period
                            ---------   --------      --------   ----------   ---------

2002
Allowance for doubtful      $  45.1     $ 108.3       $     -     $ 103.9(a)   $  49.5
  accounts receivable

Deferred tax asset
  valuation allowance          28.8         8.9(b)          -           -         37.7
                            =======     =======       =======     =======      =======

2001
Allowance for doubtful
   accounts receivable      $  39.2     $ 105.6       $     -     $  99.7(a)   $  45.1

Deferred tax asset
  valuation allowance          25.4         3.4(b)          -           -         28.8
                            =======     =======       =======     =======      =======

2000
Allowance for doubtful
   accounts receivable      $  40.0     $  94.3       $     -     $  95.1(a)   $  39.2

  Deferred tax asset
    valuation allowance        46.7       (21.3)(c)         -           -         25.4
                            =======     =======       =======     =======      =======


(a) Accounts written off, net of recoveries an d foreign currency transl ation adjustment.

(b) Increase in valuation allowance for tax lo ss and tax credit carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.

(c) Decrease in valuation allowance for tax lo ss and tax credit carryforward benefits is because it is more likely than not that a portion of the asset balance will be util ized in the future.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                   FORM 10-K



                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 2002
                         Commission file number 1-4881

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

10.17 Amendment of the Avon Products, Inc. 2000 Stock Incentive Plan effective January 1, 2002.

10.18* Employment Agreement, dated as of December 11, 1997, between Avon and
       Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

10.19* Form of Employment Agreement, dated as of September 1, 1994, between
       Avon and certain senior officers and substantially similar to the employment agreements entered into with other executive officers (incorporated by reference to Exhibit 10.2 to Avon's

       Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.20* Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31, 2002 (incorporated by reference to Exhibit
       10.19 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

10.21* Avon Products, Inc. Compensation Plan for Non-Employee Directors, (as amended and restated as of June 1, 2000), effective as of May 1, 1997 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 2000).

10.22* First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors (as amended restated as of June 1, 2000), executed as of September 6, 2001 and effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.25* First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31,
       1993).

10.26* Stock Option Agreement, dated June 4, 1998, between Avon and Andrea Jung
       (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

13 Portions of the Annual Report to Shareholders for the year ended December 31, 2002 incorporated by reference in response to Items 1,5 through 8 in this filing.

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