Form 10-Q
period 2003-03-31
AVON PRODUCTS INC
filed 2003-05-13
CIK 8868

CONFORMED COPY

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

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

                               (212) 282-5000
                             (Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X        No  ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).
                                                   Yes   X        No  ___

     The number of shares of Common Stock (par value $.25) outstanding at April 30, 2003 was 234,822,672.

                            Table of Contents

                                                                     Page
                                                                  Numbers
                                                                  -------
                     Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income
           Three Months Ended March 31, 2003 and
             March 31, 2002.....................................        3

         Consolidated Balance Sheets
           March 31, 2003 and December 31, 2002.................        4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2003 and
             March 31, 2002.....................................        5

         Notes to Consolidated Financial Statements.............     6-19



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........    20-31

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk .....................................       31

Item 4.  Controls and Procedures ...............................       32




                   Part II.  Other Information

Item 1.  Legal Proceedings .....................................       33

Item 6.  Exhibits and Reports on Form 8-K.......................       33

Signature ......................................................       34

Certifications  ................................................    35-36

                      PART I.  FINANCIAL INFORMATION

                            AVON PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In millions, except per share data)

                                                       Three months ended
                                                            March 31
                                                     ----------------------
                                                         2003          2002
                                                     --------      --------

Net sales........................................... $1,465.7      $1,372.1

Other revenue.......................................     15.7          11.5
                                                     --------       -------
Total revenue.......................................  1,481.4       1,383.6

Costs, expenses and other:
  Cost of sales.....................................    574.2         540.9
  Marketing, distribution and administrative expenses   743.6         690.1
                                                     --------      --------
Operating profit....................................    163.6         152.6

  Interest expense..................................      9.9          13.4
  Interest income...................................     (2.5)         (4.3)
  Other expense(income), net.......................       1.8          (6.0)
                                                     --------      --------
Total other expense, net............................      9.2           3.1
                                                     --------      --------

Income from continuing operations before taxes
  and minority interest.............................    154.4         149.5
Income taxes........................................     54.0          52.1
                                                     --------      --------
Income before minority interest .....................   100.4          97.4
Minority interest...................................     (1.5)         (1.1)
                                                     --------      --------
Net income ......................................... $   98.9      $   96.3
                                                     ========      ========

Earnings per share:
  Basic ............................................ $    .42      $    .41
  Diluted........................................... $    .42      $    .40

Weighted-average shares outstanding:
  Basic ............................................   235.09        236.70
  Diluted...........................................   243.82        246.30


The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                               (In millions)

                                                      March 31    December 31
                                                        2003          2002
                                                     ----------   -----------
ASSETS
Current assets:
Cash and cash equivalents........................    $  452.7      $  606.8
Accounts receivable..............................       530.4         555.4
Inventories......................................       690.0         614.7
Prepaid expenses and other.......................       282.5         271.3
                                                     --------      --------
Total current assets.............................     1,955.6       2,048.2
                                                     --------      --------

Property, plant and equipment, at cost...........     1,559.5       1,548.4
Less accumulated depreciation....................       796.7         779.3
                                                     --------      --------
                                                        762.8         769.1
Other assets.....................................       504.6         510.2
                                                     --------      --------
Total assets.....................................    $3,223.0      $3,327.5
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS'(DEFICIT)EQUITY
Current liabilities:
Debt maturing within one year....................    $  606.8      $  605.2
Accounts payable.................................       385.6         379.9
Accrued compensation.............................        88.5         175.7
Other accrued liabilities........................       336.2         336.6
Sales and taxes other than income................       114.9         125.1
Income taxes.....................................       355.4         353.0
                                                     --------      --------
Total current liabilities........................    $1,887.4       1,975.5
                                                     --------      --------
Long-term debt...................................       764.9         767.0
Employee benefit plans...........................       532.8         560.4
Deferred income taxes............................        33.9          35.4
Other liabilities................................       117.2         116.9

Contingencies (Note 6)

Shareholders'(deficit)equity:
Common stock.....................................        89.8          89.6
Additional paid-in capital.......................     1,042.5       1,019.5
Retained earnings................................     1,785.1       1,735.3
Accumulated other comprehensive loss  ...........      (798.2)       (791.4)
Treasury stock, at cost..........................    (2,232.4)     (2,180.7)
                                                     --------      --------
Total shareholders'(deficit)equity...............      (113.2)       (127.7)
                                                     --------      --------
Total liabilities and shareholders'(deficit)equity   $3,223.0      $3,327.5
                                                     ========      ========
The accompanying notes are an integral part of these statements.

                            AVON PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In millions)
                                                           Three months ended
                                                                March 31
                                                           ------------------
                                                           2003         2002
                                                          ------       ------
Cash flows from operating activities:
Net income..............................................  $ 98.9       $ 96.3
Adjustments to reconcile net income to net cash used in
  operating activities:
Special payments........................................   (10.6)        (7.3)
Asset write-downs ......................................    12.1            -
Depreciation and amortization...........................    30.2         29.6
Provision for doubtful accounts.........................    30.1         29.3
Amortization of debt discount...........................     4.1          3.8
Foreign exchange losses (gains).........................     1.4        (10.7)
Deferred income taxes...................................      .9         (1.5)
Other...................................................     5.0          3.2
Changes in assets and liabilities:
  Accounts receivable...................................     (.7)       (27.1)
  Inventories...........................................   (82.5)       (71.8)
  Prepaid expenses and other............................   (13.9)       (10.4)
  Accounts payable and accrued liabilities..............   (74.6)       (96.5)
  Income and other taxes................................    (7.2)        (2.0)
  Noncurrent assets and liabilities.....................   (33.1)         2.8
                                                          ------       ------
Net cash used in operating activities...... ............   (39.9)       (62.3)
                                                          ------       ------
Cash flows from investing activities:
Capital expenditures....................................   (25.2)       (14.6)
Disposal of assets......................................     2.1           .2
Purchases of investments................................    (5.5)        (8.5)
Proceeds from sales of investments......................     5.3         13.3
Other investing activities..............................     (.3)         (.8)
                                                          ------       ------
Net cash used in investing activities...................   (23.6)       (10.4)
                                                          ------       ------
Cash flows from financing activities:
Cash dividends..........................................   (51.6)       (49.5)
Book overdraft..........................................      .5          (.5)
Debt, net (maturities of three months or less)..........     4.4          5.8
Proceeds from short-term debt...........................    12.5         17.9
Retirement of short-term debt...........................   (20.6)       (27.6)
Repurchase of common stock..............................   (52.1)       (54.5)
Proceeds from exercise of stock options, net of taxes...    17.2         30.8
                                                          ------       ------
Net cash used in financing activities...................   (89.7)       (77.6)
                                                          ------       ------
Effect of exchange rate changes on cash and equivalents.     (.9)        (5.4)
                                                          ------       ------
Net decrease in cash and equivalents....................  (154.1)      (155.8)
Cash and equivalents at beginning of period.............   606.8        508.5
                                                          ------       ------
Cash and equivalents at end of period................... $ 452.7      $ 352.7
                                                         =======      =======
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share data)


1.  ACCOUNTING POLICIES


Basis of Presentation

    The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon's 2002 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     To conform to the 2003 presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003, and July 1, 2003, for variable interest entities created prior to February 1, 2003. The provisions of the interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Consolidated Financial Statements.


2.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") were computed by dividing Net income by the weighted-average number of shares outstanding during the period.
Diluted EPS were calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

    For the three months ended March 31, 2003 and 2002, the components of basic and diluted earnings per share were as follows:

                                                2003      2002
Numerator:
   Net income for purposes of computing
   basic EPS                                 $  98.9     $ 96.3

   Interest expense on convertible notes,
   net of taxes                                  2.7        2.6

   Net income for purposes of computing
   diluted EPS                               $ 101.6    $  98.9

Denominator:
Basic EPS weighted-average shares
   Outstanding                                235.09     236.70

Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                       1.77       2.64
   Assumed conversion of convertible notes     6.96       6.96

Diluted EPS weighted-average
   shares outstanding                        243.82     246.30

Basic EPS                                   $   .42    $   .41
Diluted EPS                                 $   .42    $   .40

(1)	At March 31, 2003 and 2002, stock options and forward contracts to purchase Avon common stock totaling 3.2 million shares and 0.3 million shares, respectively, were not included in the earnings per share calculation since their impact is anti-dilutive.

    Avon purchased approximately 996,000 shares of Avon common stock for $52.1 during the first three months of 2003, as compared to approximately 1,100,000 shares of Avon common stock for $57.4 during the first three months of 2002, under a previously announced share repurchase program.


3.  INVENTORIES
                                   March 31            December 31
                                       2003                   2002
                                     ------                 ------
    Raw materials................    $172.1                 $165.6
    Finished goods...............     517.9                  449.1
                                     ------                 ------
                                     $690.0                 $614.7
                                     ======                 ======

4.  DIVIDENDS

Cash dividends paid per share of common stock were $.21 for the three months ended March 31, 2003, and $.20 for the corresponding 2002 period. On January 31, 2003, Avon increased the annualized dividend rate to $.84 from $.80.


5.	STOCK-BASED COMPENSATION

     Avon applies the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and released interpretations in accounting for its long-term stock-based incentive plans. No compensation cost related to grants of stock options was reflected in Net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost related to grants of restricted stock is equal to the quoted market price of Avon's stock at the measurement date and is amortized to expense over the vesting period. Compensation expense under grants of restricted stock for the three months ended March 31, 2003 and 2002, was $1.8 and $2.2, respectively. The effects on Net income and Earnings per share if Avon had applied the fair value recognition provisions of FAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for three months ended March 31, 2003 and 2002 were as follows:

                                                    2003         2002
                                                    ----         ----

Net income, as reported                            $98.9        $96.3
Less: Stock-based compensation
  expense determined under
  FAS No. 123, net of tax                           (7.6)        (5.8)
Pro forma Net income                                91.3         90.5
Earnings per share:
  Basic - as reported                               $.42        $ .41
  Basic - pro forma                                 $.38        $ .38
  Diluted - as reported                             $.42        $ .40
  Diluted - pro forma                               $.39        $ .38


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

     Avon is a defendant in an action commenced in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company, the landlord of the Company's former headquarters in New York City. Plaintiff seeks aggregate damages of approximately $80.0, plus interest, for the Company's alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. A trial of this matter was scheduled for February 2002, but was stayed pending the determination of (i) an interlocutory appeal by plaintiff of an order that denied the plaintiff's motion for summary judgment and granted partial summary judgment in favor of the Company on one of the plaintiff's claims; and (ii) an appeal by plaintiff of a decision in an action against another former tenant that dismissed plaintiff's claims after trial. In January 2003, both appeals were decided against the plaintiff. Plaintiff has filed motions to appeal both decisions and a trial has not yet been scheduled. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     Avon Products Foundation, Inc. (the "Avon Foundation") is a defendant in an arbitration proceeding brought by Pallotta TeamWorks ("Pallotta") on September 3, 2002, before Judicial Arbitration and Mediation Services, Inc. ("JAMS"). Pallotta asserts claims of breach of contract, misappropriation of opportunity, tortious interference with prospective contractual arrangement and unfair competition arising out of the Avon Foundation's decision to use another party to conduct breast cancer fundraising events, and seeks unspecified damages and attorneys' fees. In January 2003,

Pallotta's misappropriation claim was dismissed by the arbitrator. In February 2003, Pallotta's unfair competition claim was also dismissed by the arbitrator. A hearing on the remaining claims has been scheduled for July 2003. The Avon Foundation believes that it has meritorious defenses to the claims asserted by Pallotta and has filed a number of counterclaims, and initiated a separate arbitration proceeding before JAMS. The Avon Foundation is a registered 501(c)(3) charity and is a distinct entity from
Avon Products, Inc., which is not a party to these proceedings.   While it
is not possible to predict the outcome of litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements of the Company.

     On December 20, 2002, a Brazilian subsidiary of the Company received a series of tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $61.0 at the exchange rate on the date of this filing, plus penalties and accruing interest totaling approximately $115.0 at the exchange rate on the date of this filing. In the event that the assessments are upheld in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company's outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

     Polish subsidiaries of the Company have been responding to Protocols of Inspection served by the Polish tax authorities in respect of 1999 and 2000 tax audits. The Protocols asserted tax deficiencies, penalties and accruing interest totaling approximately $30.0 at the exchange rate on the date of this filing: $17.0 primarily relating to the documentation of certain sales, and $13.0 relating to excise taxes. The procedural rules for conducting audits in Poland changed effective January 1, 2003, and the Company was informed on January 14, 2003 and January 17, 2003, respectively, that the tax authorities had rejected the Company's factual assertions regarding the alleged tax deficiencies. Under the new procedures, each matter has now either commenced or is awaiting the commencement of a second stage of proceeding at which the applicable legal conclusions will be determined. Notice has been received in respect of one element of the excise tax matter, indicating that a second-stage final assessment may be issued without further notice from the tax authorities. In the event that assessments are finally established at the second stage of the proceedings, it may be necessary to pay the assessments in order to pursue further appeals, which may result in a charge to income. Management believes that there are meritorious defenses to these proceedings and they are being vigorously contested. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in these proceedings but management does not believe that the proceedings ultimately will have a material impact on the Consolidated Financial Statements.

Various other lawsuits and claims (asserted and unasserted), arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2003, should not have a material adverse effect on the Consolidated Financial Statements.


7.  COMPREHENSIVE INCOME
    For the three months ended March 31, 2003 and 2002, the components of comprehensive income were as follows:
                                                 2003       2002
                                               ------     ------
Net income                                     $ 98.9     $ 96.3
  Other comprehensive loss:
    Foreign currency translation and
       transaction adjustments                   (5.3)     (29.2)
    Unrealized loss from available-for-sale
       securities                                 (.5)       (.2)
    Net derivative (losses)gains on cash
       flow hedges                               (1.0)        .5
                                               ------     ------
Comprehensive income                           $ 92.1     $ 67.4
                                               ======     ======

     Cash flow hedges impacted other comprehensive loss as follows for the three months ended March 31:
                                                2003        2002
                                              ------      ------
Net losses on derivative instruments          $  (.7)     $ (1.5)
Reclassification of (gains)losses to earnings    (.3)        2.0
                                               ------      -----
Net (decrease)increase to other
   comprehensive loss                         $ (1.0)      $  .5
                                               ======      =====


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

Special Charges - Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax, or $.28 per share on a diluted basis) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statement of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges relate to future cash expenditures. Approximately 60% of these cash expenditures were made by March 2003, with approximately 90% of total cash payments to be made by December 2003. All payments are funded by cash flow from operations.


     Special charges by business segment were as follows:

                                                                      Corporate
                        North                   Latin                 and
                        America*     U.S.       America    Europe     Other      Total
Facility
  rationalizations**    $  16.8      $  14.3    $  17.7    $  13.2    $     -    $  62.0
Workforce reduction
  programs                   .9          9.7        6.4        2.1       14.0       33.1
Other                         -          2.1          -          -         .2        2.3
Total accrued charges   $  17.7(1)   $  26.1(2) $  24.1(3) $  15.3(4) $  14.2(5) $  97.4

Number of employee
  terminations              362          460      2,007        533        125      3,487


*Excludes amounts related to the U.S.
**Includes accrued severance and related costs associated with facility rationalizations.

(1) The majority of the special charge within the North America segment related to a plan to outsource jewelry manufacturing through third party vendors, resulting in the closure of a jewelry manufacturing facility in Puerto Rico.
(2) The special charge within the U.S. segment primarily related to the closure of a manufacturing facility in Suffern, New York. Production is being moved to an existing facility in Springdale, Ohio and to one or more third party manufacturers. To a lesser extent, the special charge also included workforce reduction programs within the marketing and supply chain functions as well as the closure of four express centers (distribution centers where customers pick up products).
(3) The majority of the special charge within the Latin America segment related to the closure of a manufacturing and distribution facility in Mexico City, Mexico. The project also included a construction plan to expand an existing facility in Celaya, Mexico and the movement of the manufacturing and distribution functions on a staged basis to the newly constructed site. To a lesser extent, the special charge also included workforce reduction programs in Brazil (primarily in the supply chain function) and in Argentina and Mexico (across numerous functional areas).
(4) The special charge within Europe primarily related to the closure of a manufacturing facility in the United Kingdom, with most of the production moving to an existing facility in Poland.
(5) The Corporate and other special charge was the result of workforce reduction programs which spanned much of the organization, including the legal, human resources, information technology, communications, finance, marketing and research & development departments.

     Special charges by category of expenditures were as follows:

                                                                           Accrued
                      Accrued                                            Facility
                      Severance          Asset                           Rational-
                      and       Cost of  Impair- Special     Contract    ization
                      Related   Sales    ment    Termination Termination and Other
                      Costs     Charge   Charge  Benefits    Costs       Costs     Total

Facility
  rationalizations    $ 42.9   $  2.5   $   5.1   $  5.0    $  2.2    $    4.3   $  62.0
Workforce reduction
  programs              26.9        -         -      6.2         -           -      33.1
Other                      -        -        .3        -       1.3          .7       2.3
Total accrued charges $ 69.8   $  2.5   $   5.4   $ 11.2    $  3.5    $    5.0   $  97.4


     Accrued severance and related costs are expenses associated with domestic and international facility rationalizations and workforce reduction programs. Employee severance costs were accounted for in accordance with the Company's existing FAS No. 112, "Employers' Accounting for Post-employment Benefits," severance plans or in accordance with other accounting literature. Approximately 3,500 employees, or 8.0% of the total workforce, will receive severance benefits. Approximately 85% of the number of employees to be terminated relate to facility rationalizations, which represents employees within the manufacturing and distribution functions. The remainder of the employee severance costs are associated with workforce reduction programs, which span much of the organization including the functional areas of marketing, sales, information technology, human resources, finance, research & development, legal, communications and strategic planning. The facility rationalizations will primarily result in expanding production in existing facilities (Europe and U.S.), building a new facility (Latin America) and sourcing product through third party vendors (North America including the U.S.). In certain circumstances, employees terminated due to facility rationalizations will need to be replaced. The majority of the employee severance costs will be paid by the end of 2003 in accordance with the original plan.

     The Cost of sales charge represented losses for inventory write-downs associated with a facility closure in Puerto Rico.

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

     Special termination benefits represent the impact of employee terminations on the Company's benefit plans in the U.S. and certain international locations. In accordance with FAS No. 88, "Employers' Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits," the plans experienced a net loss from curtailment and special termination benefits of $1.3 and $9.9, respectively. The curtailment charge reflected the difference between the liabilities assuming all of the participants terminate as of their severance date versus the ongoing liability for these participants under FAS No. 87, "Employers Accounting for Pensions", at the curtailment date assuming continued active employment. The special termination benefits included a loss resulting from an increase in a liability due to additional service and pay earned during the severance period, coupled with an additional liability attributable to paying benefits at an actual rate versus an assumed rate.

     Contract termination costs primarily represented lease buyout costs related to facility closures in North America (including the U.S.) and cancellation of a contract with a third-party supplier of warehousing and logistical services in the U.S.


     Accrued facility rationalization and other costs primarily represented incremental costs associated with the facility rationalizations, including administrative expenses during the shutdown period, employee and union communication costs and legal fees.

     While project plans associated with these initiatives have not changed, the Company has experienced favorable adjustments to its original cost estimates. As a result, in the third quarter 2002, the Company reversed $7.3 pretax ($5.2 after tax, or $.02 per diluted share) against the Special charge line in the Consolidated Statements of Income, where the estimates were originally recorded. The favorable adjustments primarily related to certain employees pursuing reassignments in other Avon locations, as well as lower severance costs resulting from higher than anticipated lump-sum distributions (associates who elect lump-sum distributions do not receive benefits during the severance period).

Special Charges - Third Quarter 2002

     On September 30, 2002, the Company authorized a plan related to the implementation of its Business Transformation initiatives. In connection with these initiatives, in the third quarter of 2002, Avon recorded Special charges of $43.6 pretax ($30.4 after tax, or $.12 per diluted share). These charges were primarily associated with the following initiatives:
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

     Approximately 90% of the charge will result in future cash expenditures. Approximately 30% of these cash expenditures were made by March 2003, with over 90% of total cash payments to be made by December 2003. All payments will be funded by cash flow from operations.

     The third quarter charges (net of the $7.3 adjustment to the 2001 Special charges as previously disclosed) were included in the Consolidated Statements of Income as Special charges ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0).

     The third quarter 2002 Special charges (net of adjustment to the 2001 charges) affected all business segments as follows:

                                                                         Corporate
                      North               Latin                          and
                      America*  U.S.      America    Europe    Pacific   Other      Total

Supply chain         $   3.1   $   3.2   $    .8    $   5.9   $   4.5   $     -   $ 17.5
Workforce reduction
  programs               1.6       1.2       3.3        1.6         -       3.9     11.6
Sales transformation
  initiatives              -       1.8         -       10.0       2.7         -     14.5
Total accrued charge     4.7(1)    6.2(2)    4.1(3)    17.5(4)    7.2(5)    3.9(6)  43.6
Adjustment to 2001
  special charge        (2.0)     (4.4)        -          -         -       (.9)    (7.3)
  Net accrued charge $   2.7   $   1.8   $   4.1    $  17.5   $   7.2   $   3.0   $ 36.3

Number of
  employee terminations  152       179       241        302       119        41    1,034

*Excludes amounts related to the U.S.

(1) The majority of the special charge within the North America segment related to the closure of a manufacturing facility in Canada and the transition of production to existing facilities in the U.S.
(2) The special charge within the U.S. segment primarily related to workforce reduction programs within the sales and supply chain functions.
(3) The majority of the special charge within the Latin America segment included workforce reduction programs in Argentina, Central America and in Venezuela (across numerous functional areas).
(4) The special charge within Europe primarily related to the restructuring of the sales force in certain Western European markets as well as the reconfiguration of distribution operations in the region.
(5) The special charge within the Pacific segment primarily related to supply chain initiatives in Japan, Australia and the Philippines. In addition, the special charge included costs associated with the closure of stores and a procurement center in Hong Kong and the closure of a store and office in Singapore, as well as contract cancellation fees and other costs resulting from the shutdown of certain sales branches in Malaysia.
(6) The Corporate and other special charge was the result of a workforce reduction program primarily within the information technology department.

     2002 Special charges (net of adjustment to the 2001 charges) by category of expenditures were as follows:






                                 Accrued
                                 Severance     Cost of    Contract
                                 and Related   Sales      Termination  Other
                                 Costs         Charge     Costs        Costs      Total

Supply chain                     $    14.2    $  1.4    $   .1       $  1.8      $  17.5
Workforce reduction programs          11.0         -         -           .6         11.6
Sales transformation initiatives       9.7        .6       2.3          1.9         14.5

Total accrued charges                 34.9       2.0       2.4          4.3         43.6
Adjustment to 2001
  Special charges                     (5.7)        -         -         (1.6)        (7.3)
  Net accrued charges            $    29.2    $  2.0    $  2.4      $   2.7      $  36.3


     Accrued severance and related costs are expenses, both domestic and international, associated with supply chain initiatives (primarily North America, Europe and the Pacific), workforce reduction programs (all segments except the Pacific) and sales transformation initiatives (primarily Europe, the Pacific and U.S). Employee severance costs were accounted for in accordance with the Company's existing FAS No. 112 severance plans, or with other accounting literature. Approximately 1,000 employees, or 2.0% of the total workforce, will receive severance benefits. Over 90% of the employee severance costs will be paid by December 2003.

     Approximately 45% of the number of employees to be terminated related to facility rationalizations and the supply chain function, which primarily represents employees within the manufacturing and distribution functions. Approximately 20% of the number of employees to be terminated related to the sales transformation initiatives, which represent employees within the sales function. The remainder of the employee severance costs is associated with workforce reduction programs, which span much of the organization including the functional areas of marketing, information technology, human resources, research and development and strategic planning.

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

Liability Balances for Special Charges

     The liability balances for Special charges at March 31, 2003, were as follows:


                   Accrued
                   Severance           Asset
                   and        Cost of  Impair  Special     Contract
                   Related    Sales    ment    Termination Termination  Other
                   Costs      Charge   Charge  Benefits    Costs        Costs Total
2001 Charges:

Balance at
 December 31, 2002 $   27.1   $    -   $   -    $     -    $     -   $  2.7   $ 29.8
Cash expenditure       (3.7)       -       -          -                 (.2)    (3.9)
                   --------   -------  ------    ------    --------    ------   -----
Balance at
 March 31, 2003    $   23.4   $    -   $   -    $     -    $     -   $  2.5   $ 25.9


2002 Charges:

Balance at
 December 31, 2002 $   30.8   $    -   $   -    $     -    $   1.0   $   2.2  $ 34.0
Cash expenditures      (6.7)       -       -          -          -   $    -     (6.7)
                   --------   ------   ------   -------    -------   -------  -------Balance at
 March 31, 2003    $   24.1   $    -   $   -    $     -    $   1.0   $   2.2  $ 27.3

     The liability balances and employee terminations by business segment were as follows:


2001 Charges:
                                                                          Corporate
                         North              Latin                         and
                         America*   U.S.    America    Europe    Pacific  Other    Total

Total Accrued charges   $ 17.7   $  26.1   $  24.1   $  15.3   $     -  $  14.2   $ 97.4
Less:  Expenses charged  (14.1)    (16.4)    (10.9)    (11.2)        -    (11.6)   (64.2)
Less:  Adjustment         (2.0)     (4.4)        -         -         -      (.9)    (7.3)
Balance at
   March 31, 2003          1.6(a)$   5.3(b)$  13.2(c)$   4.1(d)$     -  $   1.7(e)$ 25.9

Number of planned employee
   terminations            362       460     2,007       533         -      125    3,487

Remaining employee
   terminations at
   March 31, 2003            -       107     1,146       196         -        -    1,449

*Excludes amounts related to the U.S.

(a) The majority of the remaining liability relates to remaining amounts payable to employees already receiving severance as a result of the closure of Avon's jewelry manufacturing facility in Puerto Rico. The facility was closed in September 2002, with substantially all remaining severance payments to be made in 2003.
(b)	The majority of the remaining liability relates to employee severance costs resulting from the closure of a manufacturing facility in
Suffern, NY.  Employee terminations began in September 2002 and will continue through June 2003, with a majority of the remaining severance payments completed in 2003.
(c)	The majority of the remaining liability relates to employee severance costs
relating to a facility rationalization in Mexico. The facility project includes the closure of a manufacturing and distribution facility, a construction plan to expand an existing facility and the moving of the manufacturing and distribution functions on a staged basis to a newly constructed site. The workforce will be terminated over a transition period (700 in 2002, 600 in 2003 and 500 in 2004).
The distribution facility was closed in October 2002. All key milestones of the project plan are currently in accordance with the original plan.
(d)The majority of the remaining liability relates to a facility rationalization in the United Kingdom. The facility closure was announced in 2002; however, severance benefits were not paid immediately since employees are being retained during the migration of production. Employee terminations are expected to be completed in the second quarter of 2003, in accordance with the plan.
(e)The remaining liability relates to remaining amounts payable to employees already receiving severance.


2002 Charges:
                                                                         Corporate
                       North               Latin                         and
                       America*    U.S.    America   Europe    Pacific   Other     Total

Total Accrued Charges $   4.7    $  6.2   $   4.1   $  17.5   $  7.2    $   3.9   $ 43.6
Less: Expenses Charged   (1.3)     (1.2)     (2.4)     (4.0)    (5.4)      (2.0)   (16.3)
                       -------    ------   -------   -------   ------    -------   ------
Balance at
   March 31, 2003     $   3.4(a) $  5.0(b)$   1.7(c)$  13.5(d)$  1.8(e) $   1.9(f)$ 27.3

Number of planned employee
   terminations           152       179       241        302       119       41    1,034

Remaining employee
   terminations at
   March 31, 2003         128       163       162        232        34        5      724

*Excludes amounts related to the U.S.

(a)The majority of the remaining liability relates to employee severance costs resulting from the closure of a manufacturing facility in Canada and the transition of production to existing facilities in the U.S. Employee terminations began in March 2003 and will continue through September 2003, with the majority of payments made by December 2003.
(b)The majority of the remaining liability relates to employee severance costs associated with workforce reduction programs within the sales and supply chain functions. Employee terminations began in December 2002 and will continue through September 2003, with a majority of payments made by December 2003.
(c)The majority of the remaining liability relates to employee severance costs associated with workforce reduction programs in Argentina, Central America and Venezuela. Employee terminations began in October 2002 and will continue through September 2003, with substantially all payments made by December 2003.
(d)The majority of the remaining liability relates to employee severance costs. Employee terminations began in November 2002, with a majority of payments made by December 2003.
(e)The majority of the remaining liability relates to employee severance costs related to supply chain initiatives. Employee terminations began in December 2002, with a majority of payments made by March
2003. The procurement center in Hong Kong, the store and office in Singapore and 15 sales branches in Malaysia were closed in 2002.
(f)The remaining liability relates to remaining amounts payable to employees already receiving severance.

9.  SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments was as follows:

                                           Three Months Ended March 31,
                                  -------------------------------------------
                                          2003                    2002
                                  --------------------    -------------------
                                     Net     Operating      Net     Operating
                                    Sales      Profit      Sales      Profit
                                  --------    --------    --------   --------

North America:
      U.S.                        $  501.2    $   97.5    $  496.6    $   92.2
      U.S. Retail*                     1.9       (21.7)        1.8        (7.0)
      Other**                         65.4         6.6        62.8         9.9
                                  --------    --------    --------    --------
      Total                          568.5        82.4       561.2        95.1
                                  --------    --------    --------    --------
International:
      Latin America***               358.9        64.3       389.8        61.9
      Europe                         326.4        47.3       240.1        31.3
      Pacific                        211.9        33.9       181.0        22.5
                                  --------    --------    --------    --------
      Total International            897.2       145.5       810.9       115.7
                                  --------    --------    --------    --------

Total from operations             $1,465.7    $  227.9    $1,372.1    $  210.8

Global expenses                          -       (64.3)          -       (58.2)
                                  --------    --------    --------    --------
Total                             $1,465.7    $  163.6    $1,372.1    $  152.6
                                  ========    ========    ========    ========

*Includes U.S. Retail and Avon Centre. 2003 operating profit for U.S. Retail includes costs of $18.2 related to severance and asset write-downs (see Note 12, Other Information).
**Includes Canada, Dominican Republic and Puerto Rico. Beginning January 1, 2003, the Dominican Republic was included in North America whereas in prior periods it had been included in Latin America. Prior periods have been restated to reflect this change.
***Avon's operations in Mexico reported Net sales for 2003 and 2002 of $159.1 and $154.7, respectively, and Operating profit for 2003 and 2002 of $38.6 and $30.5, respectively.

     The following table presents consolidated Net sales by classes of principal products, for the three months ended March 31:

                                    2003        2002
                                  --------    --------
Beauty*                           $  977.2    $  881.1
Beauty Plus**                        254.4       261.2
Beyond Beauty***                     178.9       190.3
Health and Wellness****               55.2        39.5
                                  --------    --------
Total net sales                   $1,465.7    $1,372.1
                                  ========    ========

*Beauty includes cosmetics, fragrance and toiletries.
**Beauty Plus includes fashion jewelry, watches, apparel and accessories.

***Beyond Beauty includes home products, gift and decorative products, and candles.
****Health and Wellness includes vitamins, aromatherapy products, exercise equipment, stress relief and weight management products.


10.  Financial Instruments

     In February 2003, Avon entered into a treasury lock agreement with a notional amount of $75.0 that expired in May 2003. On May 9, 2003, this treasury lock agreement was settled and Avon recorded a gain of $0.1. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the anticipated issuance of debt in 2003. Accordingly, the gain was recorded in Accumulated Other Comprehensive Income ("OCI") and is expected to be amortized to interest expense over the life of the anticipated debt. If Avon does not issue the anticipated debt within a certain time period, the gain recorded in Accumulated OCI will be reclassified to interest expense.


11.  Supplemental Income Statement Information

     For the three months ended March 31, 2003 and 2002, the components of Other expense (income), net were as follows:

                                          2003     2002
                                       -------  -------
Foreign exchange losses (gains), net   $   1.1  $  (7.5)
Amortization of debt issue costs
   and other financing                     1.7      1.4
Other                                     (1.0)      .1
                                       -------  -------
Other expense (income), net            $   1.8  $  (6.0)
                                       =======  =======

12.  Other Information

    In January 2003, Avon announced that it had agreed with J.C. Penney to end the business relationship pursuant to which Avon's beComing line of products has been carried in approximately 90 J.C. Penney stores. The beComing brand will be sold through Avon's direct selling channel in the U.S., exclusively by Avon Beauty Advisors, who are independent Avon sales Representatives with specialized beauty product training and consultative selling skills. For the three months ended March 31, 2003, costs associated with ending this business relationship were $18.2, including severance costs ($3.5), asset and inventory write-downs ($12.1) and other related expenses ($2.6). These costs were included in the Consolidated Statements of Income in Marketing, distribution and administrative expenses ($10.4) and in Cost of sales ($7.8).


13.  Debt

     On February 25, 2003, the Company filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") to register the issuance by the Company from time to time of $1,000.0 of debt securities. The registration statement was declared effective by the SEC on March 21, 2003. (See Note 14, Subsequent Events).

14.  Subsequent Events

     On May 1, 2003, Avon declared a quarterly dividend on its common stock of $.21 per share, payable June 2, 2003, to shareholders of record on May 16, 2003.

     In April 2003, the callholder exercised the call option associated with the $100.0 of 6.25% putable/callable notes previously scheduled to mature in 2018. Pursuant to an agreement with the callholder, Avon modified the putable/callable notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013, such modified principal amount representing the value of the putable/callable notes and their related call option, plus approximately $4.0 principal amount of additional notes issued for cash.
On May 13, 2003, $125.0 of 4.625% registered notes were issued in exchange for the modified notes held by the callholder. The $125.0 of notes were issued under the Company's $1,000.0 shelf registration (See Note 13, Debt).

     On May 1, 2003, the Company entered into a 10-year interest rate swap agreement (subject to an option to terminate the swap at the end of 7 years) with a notional amount totaling $125.0 to effectively convert fixed interest on the $125.0 of bonds to variable interest rates, based on LIBOR.

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in December 2002, with a notional amount of $100.0 was settled and Avon recorded a loss of $2.8. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the anticipated issuance of debt in 2003. Accordingly, the loss was recorded in Accumulated OCI and is expected to be amortized to interest expense over the life of the anticipated debt. If Avon does not issue the anticipated debt within a certain time period, the loss recorded in Accumulated OCI will be reclassified to interest expense.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

Consolidated
                                                           Favorable
                                                         (Unfavorable)
                                                           %/Point
                                      2003        2002      Change
                                    --------   --------   --------
Net sales                          $1,465.7   $1,372.1          7%
Total revenue                       1,481.4    1,383.6          7
Cost of sales                         574.2      540.9         (6)
Marketing, distribution and
   administrative expenses            743.6      690.1         (8)
Operating profit                      163.6      152.6          7
Interest expense                        9.9       13.4         26
Interest income                        (2.5)      (4.3)       (42)
Other (income) expense, net             1.8       (6.0)         -
Net income                             98.9       96.3          3
Diluted earnings per share              .42        .40          5

Gross margin                           61.2%      60.9%        .3
Operating expense ratio                50.2%      49.9%       (.3)
Operating margin                       11.0%      11.0%         -
Effective tax rate                     35.0%      34.8%       (.2)

Units                                                          10%
Active Representatives                                         13%


Net Sales

     Net sales growth in 2003 was driven by an increase in units and the number of active Representatives, with dollar increases in all regions except Latin America, which was negatively impacted by weaker foreign exchange rates. Excluding the impact of foreign currency exchange, consolidated Net sales increased 12%, with increases in all regions.

     The 2003 Net sales increase was also driven by an 11% increase in Beauty sales (driven by strong increases in fragrance, skin care, personal care and color categories) and, to a lesser extent, a 40% increase in Health and Wellness sales, partially offset by declines in Beyond Beauty of 6% and Beauty Plus of 3% (driven by declines in accessories and watches).

Gross Margin

     Gross margin improved in 2003 due to increases in the Pacific (1.7 points, which increased consolidated gross margin by .2 point) and Latin America (.5 point, which increased consolidated gross margin by .1 point), partially offset by decreases in Europe (.6 point, which reduced consolidated gross margin by .1 point) and North America (.1 point, which reduced consolidated gross margin by .1 point). Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .2 point).

     The gross margin improvements discussed above include incremental net savings across all geographic segments associated with supply chain Business Transformation initiatives, which favorably impacted consolidated gross margin by .7 point. Gross margin in 2003 also included $7.8 of inventory write-downs related to the repositioning of the beComing line of products, which decreased consolidated gross margin by .5 point (see Note 12, Other Information).

     See the "Segment Review" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

Marketing, Distribution and Administrative Expenses

     Marketing, distribution and administrative expenses increased $53.5 in 2003 primarily due to a 7% sales increase (which resulted in an increase in expenses of approximately $31.0), an increase in consumer and strategic investments of $10.0 (including brochure enhancements, advertising and Sales Leadership), costs of $10.4 (severance and asset write-downs) associated with the repositioning of the beComing line of products (see Note 12, Other information), an increase in U.S. pension expense of $4.7 and merit salary increases of $3.7 for certain marketing, distribution and administrative
personnel around the world.    These increases in expenses were partially
offset by incremental net savings from workforce reduction programs associated with Avon's Business Transformation initiatives of $13.0.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses increased .3 point in 2003 due to a higher expense ratio in North America (2.4 points, which increased the consolidated ratio by 1.0 point), partially offset by lower expense ratios in Europe (2.0 points, which reduced the consolidated ratio by .4 point), Latin America (1.5 points, which reduced the consolidated ratio by .4 point) and the Pacific (1.8 points, which reduced the consolidated ratio by .3 point). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .4 point).

     See the "Segment Review" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

Other Expense (Income)

     Interest expense decreased in 2003 primarily as a result of continued declines in domestic interest rates.

     Interest income decreased in 2003 primarily due to lower Cash and cash equivalent balances.

     Other expense (income), net was unfavorable in 2003 as compared to 2002 by $7.8 primarily due to unfavorable foreign exchange of $8.6. The foreign exchange variance was primarily comprised of net foreign exchange losses of $.3 as compared to gains of $11.3 in 2002 on net U.S. dollar denominated assets primarily in Mexico, Argentina, Brazil, and Venezuela, partially offset by gains of $3.5 in 2003 on Argentine peso and Mexican peso foreign exchange contracts.

     Avon anticipates that the overall foreign exchange variance will continue to be unfavorable in the second quarter of 2003 versus the same period in 2002, reflecting significant foreign exchange losses in 2003 as compared to foreign exchange gains in 2002.

Effective Tax Rate

     The effective tax rate was higher in 2003 due to changes in the earnings mix and tax rates of international subsidiaries.

Segment Review

North America
                                            %/Point
                         2003      2002     Change
                        ------    ------    ------
Net sales              $568.5     $561.2       1 %
Operating profit         82.4       95.1     (13)%
Operating margin         14.3%      16.7%   (2.4)

Units                                          5%
Active Representatives                         4%

     Net sales increased due to growth in units and the number of active Representatives. The U.S. business, which represents approximately 90% of the North American segment, reported a sales increase of 1% resulting from an increase in units, and the number of active Representatives due to continued growth of the Sales Leadership program, partially offset by a temporary disruption to the business caused by severe snow storms and the impact of the war in Iraq on consumer spending.

     On a category basis, the 2003 sales increase in the U.S. was driven by an 8% increase in Beauty Sales (driven by increases in the color, skin care and personal care categories) and a 29% increase in Health and Wellness sales (driven by new product introductions), largely offset by a 16% decline in Beyond Beauty and a 5% decline in Beauty Plus.

     The decrease in operating margin in North America was most significantly impacted by the following markets:
*	Operating margin for the U.S. Retail business declined significantly
(which decreased segment margin by 3.5 points) resulting from costs of
$18.2 associated with the repositioning of the beComing line of products
(see Note 12, Other Information).
*	Operating margin in the U.S. improved (which increased segment margin by
..7 point) primarily due to the sales increase discussed above, and gross margin expansion, mainly due to a favorable mix of products sold, price increases in the Beauty category, and supply chain savings resulting from
sourcing initiatives associated with Business Transformation.   The
improvement in gross margin was partially offset by an unfavorable expense ratio due to higher transportation expenses, incremental spending on advertising and sampling, and higher pension-related costs, partially offset by incremental supply chain savings associated with Business Transformation initiatives. Pension expense for full year 2003 related to the U.S. plan is expected to increase in the range of $20.0 to $25.0 primarily due to negative investment returns in 2001 and 2002.




Europe
                                              %/Point Change
                                            ------------------
                                                         Local
                          2003      2002       US$    Currency
                        ------    ------    ------    --------
Net sales               $326.4    $240.1      36%       22%
Operating profit          47.3      31.3      51%       43%
Operating margin          14.4%     13.0%     1.4      1.4

Units                                                   26%
Active Representatives                                  21%

     Net sales increased in U.S. dollars and local currencies driven by substantial growth in units and the number of active Representatives with the following markets having the most significant impact:

*	In the markets of Central and Eastern Europe, Net sales in U.S. dollars and local currencies grew significantly, primarily in Russia and Poland.
In Russia, local currency sales grew more than 60% due to significant growth in active Representatives resulting from expansion into new territories and improved access to products through additional sales centers, as well as an improvement in Russia's economic environment. In Poland, local currency sales grew primarily due to an increase in active Representatives.
*	In Western Europe, Net sales in U.S. dollars and local currencies increased mainly due to an increase in the United Kingdom resulting from growth in active Representatives, successful new product launches and additional sales incentive offers such as gift-with-purchase programs.
Sales growth was also driven, to a lesser extent, by increases in Italy and Spain.

     The increase in operating margin in Europe was most significantly impacted by the following markets:

*	In Central and Eastern Europe, operating margin improved (which increased segment margin by .9 point) primarily due to an improvement in Russia's expense ratio resulting from significant sales growth and general cost containment initiatives, partially offset by incremental consumer and strategic investments, such as advertising.  In Russia, the lower expense ratio was partially offset by a lower gross margin due to strategic pricing investments and other consumer motivation programs.
*	In Western Europe, operating margin was flat (which increased segment margin by less than .1 point) primarily due to a lower expense ratio offset by a decline in gross margin. The lower expense ratio resulted from the sales increases discussed above and savings associated with Business Transformation initiatives. The lower gross margin was driven by a decline in gross margin in the United Kingdom primarily due to an increase in sales incentive offers such as gift-with-purchase programs, partially offset by a favorable mix of products sold.

     Operating margin also improved due to greater contributions from countries with higher operating margins (which increased segment margin by ..8 point).

Latin America
                                             %/Point Change
                                             -----------------
                                                         Local
                         2003      2002        US $   Currency
                        -----     -----      ------   --------
Net sales              $358.9    $389.8       (8)%       21%
Operating profit         64.3      61.9        4 %       32%
Operating margin         17.9%     15.9%      2.0       2.0

Units                                                     7%
Active Representatives                                   13%

     Net sales in U.S. dollars were significantly impacted by weaker foreign exchange rates in all major markets. Excluding the impact of foreign currency exchange, Net sales increased in 2003 with increases in all major markets in the region, reflecting growth in units and active
Representatives.
*	In Mexico, Net sales increased in U.S. dollars and local currency, benefiting from new product launches and growth in active
Representatives.
*	In Brazil, Net sales in U.S. dollars decreased significantly due to the negative impact of foreign exchange, but increased in local currency, primarily from an increase in the number of active Representatives.
*	In Venezuela, Net sales in U.S. dollars decreased significantly due to the negative impact of foreign exchange, but increased in local currency, primarily due to new product launches and competitive price discounting, partially offset by external factors such as the national strike that lasted until February and the gas scarcity that adversely impacted Avon Venezuela's ability to ship product to its Representatives.
*	In Argentina, Net sales in U.S. dollars decreased due to the negative impact of foreign exchange, but increased significantly in local currency, primarily driven by growth in active Representatives.

     The increase in operating margin in Latin America was most significantly impacted by the following markets:

*	In Mexico, operating margin increased (which increased segment margin by
2.0 points) primarily due to an improvement in the expense ratio mainly due to a reduction in salaries and benefits resulting from the transition to a new distribution center in Celaya, partially offset by an increase in consumer and strategic investments.  Additionally, 2002 included accelerated depreciation expense associated with the closure of a distribution facility in Mexico City.
*	In Argentina, operating margin increased (which increased segment margin by .5 point) primarily due to improvement in the expense ratio driven by a significant increase in local currency sales and general cost containment initiatives, partially offset by higher investments in promotion and sampling, and an increase in the cost of imported paper due to the devaluation of the peso.  Additionally, gross margin improved due to price increases.
*	In Venezuela, operating margin decreased (which decreased segment margin by .8 point) primarily due to an increase in the expense ratio resulting from higher field and distribution expenses due to the impact of the national strike on Avon's ability to ship orders, incremental consumer and strategic investments such as spending on the brochure and higher bonus accruals resulting from a new bonus recognition program. Operating margin was also impacted by a decline in gross margin resulting from an increase in the cost of raw materials and finished goods due to weaker currency, as well as import and supply chain disruptions resulting from the national strike.

     Operating margin was favorably impacted by greater contributions from countries with higher operating margins (which increased segment margin by ..8 point).

     The Venezuelan anti-government protests, which began during the fourth quarter of 2002, continued to disrupt the economy in the early months of 2003. These protests virtually shut down the country's oil exports, the primary source of the country's foreign exchange reserves. In response to the disruption of oil exports and the resulting drop in foreign exchange reserves, the government implemented exchange controls in February 2003 and the bolivar rate was fixed at a rate of 1,598 bolivars per U.S. dollar. Although the level of protest has diminished and oil production and the resulting export revenue has increased, economic growth continues to be
hampered by the lack of foreign exchange.   Continuation of the political
unrest has impacted Avon's ability to conduct normal business operations as
well as to obtain foreign currency to pay for imported products.   Without a
resolution to the political and economic issues, Avon Venezuela's results of operations in U.S. dollars are expected to be negatively impacted in 2003.

     During 2002, the Brazilian real weakened as investor sentiment turned bearish prior to the November presidential election, which was won by the Worker's Party candidate. In the new government's early days, it has instituted monetary and fiscal policies and initiated structural reforms in social security and tax administration. These actions have created a better investor climate and restored confidence in Brazil's ability to service its heavy debt burden. As a result, since early 2003, the Brazilian real has strengthened significantly. Should this strengthening trend continue, results from Avon's Brazilian operations are expected to be positively impacted in 2003.

Pacific
                                             %/Point Change
                                            -----------------
                                                        Local
                          2003      2002       US$   Currency
                        ------    ------    ------   --------
Net sales               $211.9    $181.0      17%        12%
Operating profit          33.9      22.5      51%        46%
Operating margin          15.7%     12.2%     3.5       3.5

Units                                                     8%
Active Representatives                                   12%

     Net sales in U.S. dollars and local currency increased as a result of growth in all major markets in the region, driven primarily by increases in units and active Representatives.
*	In China, Net sales in U.S. dollars and local currency increased primarily due to a continued increase in the number of company-owned beauty boutiques.
*	In Japan, Net sales in U.S dollars and local currency increased mainly due to an increase in active Representatives and an increase in the number of direct mailings to customers.
*	In the Philippines, Net sales increased in U.S. dollars and local currency due to an increase in active Representatives, successful new product launches and Representative sales incentive programs.

     The increase in operating margin in the Pacific was most significantly impacted by the following markets:

*	In Japan, operating margin improved (which increased segment margin by
1.7 points) resulting primarily from a lower expense ratio due to an increase in sales, and lower delivery costs resulting from the consolidation of carriers.  Gross margin also improved due to the launch of products with higher margins and supply chain savings associated with
Business Transformation initiatives.
*	In the Philippines, operating margin improved (which increased segment margin by 1.4 points) due to a lower expense ratio resulting from an increase in sales and a decrease in the bad debt provision.
*	In Australia, operating margin improved (which increased segment margin by .5 point) primarily due to a lower expense ratio resulting from an increase in sales, and an improvement in gross margin due to lower obsolescence expense.
*	In China, operating margin improved (which increased segment margin by .5 point) primarily due to a lower expense ratio resulting from operating expense leverage as this market achieves scale, as well as general cost containment initiatives, partially offset by incremental advertising spending.

    In the first quarter of 2003, the Company experienced no impact from the outbreak of severe acute respiratory syndrome ("SARS") in China and Hong Kong. The disruption in normal business patterns resulting from SARS is likely to impact the Company's Chinese business and may impact its Asian-based supply chain in the second quarter and perhaps beyond, although it is not clear what the scale of that impact might be.

Global Expenses

     Global expenses increased $6.1 in 2003 primarily due to higher bonus accruals of $1.7, higher professional service fees of $1.7, incremental investments of $1.2 for global marketing, research and development and a new product line called "mark." (which is due to launch in late 2003), merit salary increases of $1.1, higher pension expense of $1.1 and charitable contributions of $1.1. These increases were partially offset by incremental net savings of approximately $1.6 from workforce reductions associated with Avon's Business Transformation initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     Avon's principal sources of funds are cash flows from operations, commercial paper, borrowings under uncommitted lines of credit and long-term borrowings.

Cash Flows

     Net cash used in operating activities was $22.4 favorable to 2002 principally reflecting higher net income (adjusted for non-cash items), a tax payment of $20.0 in 2002 deferred from 2001 and favorable working capital (primarily accounts receivable), partially offset by a contribution of $40.0 to the U.S. pension plan, inventory investments, and higher cash outlays in 2003 for severance and bonus payments.

     Excluding changes in debt, Cash and cash equivalents decreased $150.4 in the first quarter of 2003, compared to a decrease of $151.9 in first quarter of 2002. The lower use of cash in 2003 resulted primarily from lower cash used in operating activities, discussed above, and lower repurchases of common stock, partially offset by a decrease in cash received from the exercise of stock options and sales of investments, as well as higher capital expenditures. Avon purchased approximately 996,000 shares of Avon common stock for $52.1 during the first quarter of 2003, compared with $57.4 spent for the repurchase of approximately 1,100,000 shares during the first quarter of 2002. At March 31, 2002, 51,867 shares repurchased for $2.9 were not settled until April 2002.

     In the second quarter of 2003, the Company will be making a planned tax payment of $53.0. In April 2003, Avon also made a cash contribution to its U.S. qualified pension plan of $20.0. Depending on the performance of Avon's investments, Avon may make additional contributions to its U.S. qualified pension plan during the remainder of 2003. In addition, in May 2003, Avon purchased the outstanding 50% of shares in its Turkish joint venture business, Eczacibasi Avon Kozmetik (EAK) from its partner, Eczacibasi Group, for $18.0.


Capital Resources

     Total debt at March 31, 2003, decreased $.5 to $1,371.7 from $1,372.2 at December 31, 2002, principally due to an adjustment to reflect the fair value of outstanding interest rate swaps and amortization of gains on terminated swap agreements, partially offset by amortization of the discount on Avon's outstanding convertible notes. Total debt at March 31, 2003, increased $58.1 from $1,313.6 at March 31, 2002, primarily due to adjustments to reflect the fair value of outstanding interest rate swaps, amortization of the discount on Avon's outstanding convertible notes and translation of Avon's Japanese yen denominated notes payable.

     At March 31, 2003, there were no borrowings under a $600.0 revolving credit and competitive advance facility (the "credit facility"). This credit facility is also used to support Avon's commercial paper facility, under which no amounts were outstanding at March 31, 2003.

     At March 31, 2003, there were no amounts outstanding under uncommitted lines of credit.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

     In April 2003, the callholder exercised the call option associated with the $100.0 of 6.25% putable/callable notes previously scheduled to mature in 2018. Pursuant to an agreement with the callholder, Avon modified the putable/callable notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013, such modified principal amount representing the value of the putable/callable notes and their related call option, plus approximately $4.0 principal amount of additional notes issued for cash.
On May 13, 2003, $125.0 of 4.625% registered notes were issued in exchange for the modified notes held by the callholder. The $125.0 of notes were issued under the Company's $1,000.0 shelf registration
(See Note 13, Debt).

     On May 1, 2003, the Company entered into a 10-year interest rate swap agreement (subject to an option to terminate the swap at the end of 7 years) with a notional amount totaling $125.0 to effectively convert fixed interest on the $125.0 of bonds to variable interest rates, based on LIBOR.


Financial Instruments and Risk Management Strategies

Interest Rate Risk

     In February 2003, Avon entered into a treasury lock agreement with a notional amount of $75.0 that expired in May 2003. On May 9, 2003, this treasury lock agreement was settled and Avon recorded a gain of $0.1. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the anticipated issuance of debt in 2003. Accordingly, the gain was recorded in Accumulated Other Comprehensive Income ("OCI") and is expected to be amortized to interest expense over the life of the anticipated debt. If Avon does not issue the anticipated debt within a certain time period, the gain recorded in Accumulated OCI will be reclassified to interest expense.

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in December 2002, with a notional amount of $100.0 was settled and Avon recorded a loss of $2.8. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the anticipated issuance of debt in 2003. Accordingly, the loss was recorded in Accumulated OCI and is expected to be amortized to interest expense over the life of the anticipated debt. If Avon does not issue the anticipated debt within a certain time period, the loss recorded in Accumulated OCI will be reclassified to interest expense.

Foreign Currency Risk

     At March 31, 2003, Avon held foreign currency forward and option contracts to buy and sell foreign currencies, including cross-currency contracts to sell one foreign currency for another, with notional amounts in U.S. dollars as follows:

                         Buy               Sell
                        ------            ------
Argentine peso         $  8.0             $    -
Australian dollar         6.4                5.9
Brazilian real            4.5               28.0
British pound             6.9               56.6
Canadian dollar           4.9               38.1
Czech koruna                -               21.3
Euro                     89.3               10.2
Hungarian forint            -               16.4
Japanese yen             16.8               13.9
Mexican peso                -               47.8
Polish zloty             49.8                6.3
Other currencies            -               13.5
                        ------            ------
     Total             $186.6             $258.0
                       ======             ======

     At March 31, 2003, certain Avon subsidiaries held U.S. dollar denominated assets, primarily to minimize foreign-currency risk and provide liquidity. These subsidiaries included Mexico ($23.2), Argentina ($12.5) and Brazil ($7.6).

Special Charges

Business Transformation

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

     It is expected that the savings from these initiatives will provide additional financial flexibility to achieve profit targets, while enabling further investment in consumer growth strategies. Management believes that initiatives associated with the 2001 and 2002 Special charges discussed below will help the Company achieve its target of a significant expansion of its operating margin by the end of 2004.

Special Charges - Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax, or $.28 per diluted share) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statements of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges relate to future cash expenditures. Approximately 60% of these cash expenditures were made by March 2003, with approximately 90% of total cash payments to be made by December 2003. All payments are funded by cash flow from operations. In the third quarter of 2002, Avon recorded an adjustment related to the fourth quarter 2001 charge. See Special Charges - Third Quarter 2002 below.

     In 2002, actions associated with the 2001 Special charges yielded net savings of approximately $30.0 (gross savings of $50.0 partially offset by transitional costs of $20.0). Cost savings from these initiatives should continue, with net savings in 2003 expected to be approximately $65.0 (net of additional transitional costs of approximately $10.0) and net savings in 2004 expected to be approximately $85.0 (net of additional transitional costs of approximately $2.0).

     The actions associated with the 2001 Special charges resulted in incremental cash outlays of $10.0 in 2002 and are expected to produce incremental cash flow of $40.0 in 2003. Capital expenditures associated with the 2001 Special charges were $20.0 in 2002 and are expected to be $15.0 in 2003. These cash outlays in 2002, and capital expenditures in 2002 and 2003 are funded through cash flow from operations.

Special Charges - Third Quarter 2002

     Special charges of $43.6 pretax ($30.4 after tax or $.12 per diluted share), recorded in the third quarter of 2002 primarily related to Avon's

Business Transformation initiatives, including supply chain initiatives, workforce reduction programs and sales transformation initiatives. Approximately 90% of the charges relate to future cash expenditures. Approximately 30% of these expenditures were made by March 2003, with over 90% of the total cash payments to be made by December 2003. Avon also recorded a benefit of $7.3 pretax ($5.2 after tax, or $.02 per diluted share) from an adjustment to the Special charges recorded in the fourth quarter of 2001. The net effect of the special items was a charge of $36.3
pretax ($25.2 after tax, or $.10 per diluted share).   The $36.3 was
included in the Consolidated Statements of Income for 2002 as a Special charge ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0).

     In 2003, Avon expects actions associated with the 2002 Special charges to yield net savings of $15.0 (gross savings of $30.0 partially offset by transitional costs of $15.0). Cost savings from these initiatives should increase thereafter, with net savings in 2004 expected to be approximately $40.0 to $50.0, net of additional transitional costs of approximately $8.0.

     The actions associated with the 2002 Special charges are also expected to produce incremental cash flow from operations of $5.0 in 2003 and $20.0 to $30.0 in 2004. Capital expenditures associated with Business Transformation initiatives included in the 2002 Special charges are expected to be approximately $5.0 through 2003 and are funded through cash flow from operations.


Accounting Changes

     See Note 1, Accounting Policies, for a discussion regarding the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".


Website Access to Reports

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.avoninvestor.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this report which are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic and political uncertainties in Latin America;
the possible impact of SARS-related concerns on the Company's Asia-Pacific business and its Asia-based supply chain; the Company's ability to implement its business strategy and its Business Transformation initiatives, including the integration of similar activities across markets to achieve efficiencies; the Company's ability to achieve anticipated cost savings and its profitability and growth targets; the impact of substantial currency fluctuations in the Company's principal foreign markets and the success of the Company's foreign currency hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign governments; the Company's ability to successfully identify new business opportunities; the Company's access to financing; and the Company's ability to attract and retain key executives. Additional information identifying such factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC. The Company undertakes no obligation to update any such forward-looking statements.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2002 Form 10-K.



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

See Note 6, Contingencies.


Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     On January 31, 2003, the Company filed a Form 8-K announcing the following:
*	The termination of the business relationship with J.C. Penney pursuant to which the Company's beComing line of products had been carried in
J.C. Penney stores.
*	Tax assessments pertaining to the Company's subsidiaries in Poland and
Brazil.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  May 13, 2003                /s/  JANICE MAROLDA
                                  ----------------------------
                                  Janice Marolda
                                  Vice President,
                                  Controller
                                  Principal Accounting Officer

                                  Signed both on behalf of the
                                  registrant and as principal
                                  accounting officer.

CERTIFICATION
I, Andrea Jung, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Avon Products,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  May 13, 2003
                                                  /S/ ANDREA JUNG
                                                -------------------------
                                                Andrea Jung
                                                Chief Executive Officer

CERTIFICATION
I, Robert J. Corti, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Avon Products, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 13, 2003
                                               /S/ ROBERT J. CORTI
                                               ------------------------
                                               Robert J. Corti
                                               Chief Financial Officer