Form 10-Q
period 2003-06-30
AVON PRODUCTS INC
filed 2003-08-11
CIK 8868

CONFORMED COPY

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission file number 1-4881

AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	13-0544597

(State or other jurisdiction of Incorporation or organization)	(I.R S. EmployerIdentification No.)

1345 Avenue of the Americas, New York, N.Y.	10105-0196

(Address of principal executive offices)	(Zip Code)

(212) 282-5000
(Telephone Number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes X     No ___

    Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).    Yes X     No ___

   The number of shares of Common Stock (par value $.25) outstanding at July 31, 2003 was 236,211,769.

Table of Contents

Page Numbers
Part I. Financial Information
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income Three Months Ended June 30, 2003 and June 30, 2002	3
	Six Months Ended June 30, 2003 and June 30, 2002	4

	Consolidated Balance Sheets June 30, 2003 and December 31, 2002	5

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2003 and June 30, 2002	6

	Notes to Consolidated Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II. Other Information
Item 1.	Legal Proceedings	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits and Reports on Form 8-K	39

Signature		40

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three months ended
	June 30,

	2003	2002

Net sales	$1,639.8	$1,513.5

Other revenue	16.2	13.7

Total revenue	1,656.0	1,527.2

Costs, expenses and other:
Cost of sales	620.1	588.6
Marketing, distribution and administrative expenses	756.1	696.2

Operating profit	279.8	242.4

Interest expense	10.6	12.9
Interest income	(3.0)	(3.7)
Other expense (income), net	9.8	(8.3)

Total other expense, net	17.4	.9

Income before taxes and minority interest	262.4	241.5
Income taxes	88.1	84.0

Income before minority interest	174.3	157.5
Minority interest	(2.8)	(2.5)

Net income	$171.5	$155.0

Earnings per share:
Basic	$.73	$.66
Diluted	$.71	$.64

Weighted-average shares outstanding:
Basic	234.90	236.43
Diluted	244.29	246.28

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Six months ended
	June 30,

	2003	2002

Net sales	$3,105.5	$2,885.6

Other revenue	31.9	25.2

Total revenue	3,137.4	2,910.8

Costs, expenses and other:
Cost of sales	1,194.3	1,129.5
Marketing, distribution and administrative expenses	1,499.7	1,386.3

Operating profit	443.4	395.0

Interest expense	20.5	26.3
Interest income	(5.5)	(8.0)
Other expense (income), net	11.6	(14.3)

Total other expense, net	26.6	4.0

Income before taxes and minority interest	416.8	391.0
Income taxes	142.1	136.1

Income before minority interest	274.7	254.9
Minority interest	(4.3)	(3.6)

Net income	$270.4	$251.3

Earnings per share:
Basic	$1.15	$1.06
Diluted	$1.13	$1.04

Weighted-average shares outstanding:
Basic	235.00	236.57
Diluted	244.05	246.30

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30,	December 31,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$760.8	$606.8
Accounts receivable	543.8	555.4
Inventories	678.7	614.7
Prepaid expenses and other	287.2	271.3

Total current assets	$2,270.5	$2,048.2

Property, plant and equipment, at cost	1,622.4	1,548.4
Less accumulated depreciation	826.9	779.3

	795.5	769.1
Other assets	531.7	510.2

Total assets	$3,597.7	$3,327.5

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Debt maturing within one year	$509.9	$605.2
Accounts payable	367.9	379.9
Accrued compensation	113.1	175.7
Other accrued liabilities	323.8	336.6
Sales and taxes other than income	116.0	125.1
Income taxes	317.5	353.0

Total current liabilities	1,748.2	1,975.5

Long-term debt	1,118.6	767.0
Employee benefit plans	530.5	560.4
Deferred income taxes	35.2	35.4
Other liabilities	125.2	116.9

Contingencies (Note 6)

Shareholders’ equity (deficit):
Common stock	90.0	89.6
Additional paid-in capital	1,077.0	1,019.5
Retained earnings	1,907.1	1,735.3
Accumulated other comprehensive loss	(761.5)	(791.4)
Treasury stock, at cost	(2,272.6)	(2,180.7)

Total shareholders’ equity (deficit)	40.0	(127.7)

Total liabilities and shareholders’ equity (deficit)	$3,597.7	$3,327.5

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)
	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$270.4	$251.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Payments related to the Special Charges (Note 8)	(21.8)	(14.7)
Asset write-downs (Note 12)	12.1	-
Depreciation and amortization	60.2	60.7
Provision for doubtful accounts	57.2	50.4
Amortization of debt discount	8.5	7.6
Foreign exchange losses (gains)	12.4	(20.8)
Deferred income taxes	4.0	5.1
Other	(.2)	5.5
Changes in assets and liabilities:
Accounts receivable	(23.1)	(47.9)
Inventories	(48.9)	(76.3)
Prepaid expenses and other	(11.5)	(6.1)
Accounts payable and accrued liabilities	(104.2)	(81.0)
Income and other taxes	(55.8)	1.8
Noncurrent assets and liabilities	(45.9)	8.1

Net cash provided by operating activities	113.4	143.7

Cash flows from investing activities:
Capital expenditures	(61.8)	(38.2)
Disposal of assets	11.7	.8
Purchases of investments	(13.9)	(24.6)
Proceeds from sales of investments	13.7	18.6
Other investing activities	(19.0)	(.2)

Net cash used in investing activities	(69.3)	(43.6)

Cash flows from financing activities:
Cash dividends	(100.9)	(96.8)
Book overdraft	-	(.9)
Debt, net (maturities of three months or less)	1.0	1.7
Proceeds from short-term debt	29.5	35.1
Proceeds from long-term debt	249.2	-
Retirement of short-term debt	(37.4)	(48.3)
Retirement of long-term debt	-	-
Repurchase of common stock	(92.8)	(108.1)
Proceeds from exercise of stock options, net of taxes	52.8	49.1

Net cash provided by (used in) financing activities	101.4	(168.2)

Effect of exchange rate changes on cash and equivalents.	8.5	(11.0)

Net increase (decrease) in cash and equivalents	154.0	(79.1)
Cash and equivalents at beginning of period	606.8	508.5

Cash and equivalents at end of period	$760.8	$429.4

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.    ACCOUNTING POLICIES

Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon’s 2002 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     To conform to the 2003 presentation, certain reclassifications were made to the prior periods’ consolidated financial statements and the accompanying footnotes.

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003, and July 1, 2003, for variable interest entities created prior to February 1, 2003. Avon has a 40% interest in Mirabella Realty Company, (“Mirabella”), a Philippine company formed to purchase land in the Philippines. The remaining 60% interest is held by Company-sponsored retirement plans. The investment is currently accounted for under the equity method. Avon holds a variable interest in Mirabella because Avon guarantees $2.4 of Mirabella’s third-party borrowings. As a result, Mirabella will be consolidated beginning July 1, 2003. Mirabella’s net assets totaled $1.5 at June 30, 2003, and consist primarily of land of $4.0 and debt of $2.4. The Company does not expect the consolidation of Mirabella to have a material impact on the Consolidated Financial Statements.

Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” ("FAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. This Statement became effective on May 31, 2003, for financial instruments entered into or modified after that date, and July 1, 2003, for existing financial instruments. Currently, Avon does not have any financial instruments with characteristics of both liabilities and equity.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

Amendment of Statement 133

    In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 became effective on June 30, 2003, for contracts entered into or modified after that date. The provisions of FAS No. 149 are currently being evaluated, but management believes its adoption will not have a material impact on the Consolidated Financial Statements.

2.    EARNINGS PER SHARE

       Basic earnings per share (“EPS”) were computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS were calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

     For the three and six-months ended June 30, 2003 and 2002, the components of basic and diluted earnings per share were as follows:

Three Months			Six Months
Ended June 30,			Ended June 30,
2003		2002	2003	2002

Numerator:
Net income for purposes of computing
Basic EPS	$171.5	$155.0	$270.4	$251.3

Interest expense on convertible notes,
net of taxes	2.6	2.6	5.3	5.2

Net income for purposes of computing
diluted EPS	$174.1	$157.6	$275.7	$256.5

Denominator:

Basic EPS weighted-average shares
outstanding	234.90	236.43	235.00	236.57
Dilutive effect of:
Assumed conversion of
stock options and settlement of
forward contracts (1)	2.43	2.89	2.09	2.77
Assumed conversion of convertible notes	6.96	6.96	6.96	6.96

Diluted EPS adjusted weighted-average
shares outstanding	244.29	246.28	244.05	246.30

Basic EPS	$.73	$.66	$1.15	$1.06
Diluted EPS	$.71	$.64	$1.13	$1.04

(1)	At June 30, 2002, stock options totaling 0.3 million shares were not included in the earnings per share calculation since their impact is anti-dilutive.

     Avon purchased approximately 1.7 million shares of Avon common stock for $92.8 during the first six months of 2003, as compared to approximately 2.1 million shares of Avon common stock for $109.5 during the first six months of 2002. At June 30, 2002, 27,094 shares repurchased for $1.4 were not settled until July 2002.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

3.     INVENTORIES

	June 30,	December 31,
	2003	2002

Raw materials	$168.6	$165.6
Finished goods	510.1	449.1

	$678.7	$614.7

4.     DIVIDENDS

       Cash dividends paid per share of common stock were $.21 and $.42 for the three and six months ended June 30, 2003, respectively, and $.20 and $.40 for the corresponding 2002 periods, respectively. On January 31, 2003, Avon increased the annualized dividend rate to $.84 from $.80.

5.     STOCK-BASED COMPENSATION

       Avon applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and released interpretations in accounting for its long-term stock-based incentive plans. No compensation cost related to grants of stock options was reflected in Net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost related to grants of restricted stock is equal to the quoted market price of Avon’s stock at the measurement date and is amortized to expense over the vesting period. Compensation expense under grants of restricted stock for the three months ended June 30, 2003 and 2002, was $1.7 in both periods, and for the six months ended June 30, 2003 and 2002, was $3.5 and $3.9, respectively. The effects on Net income and Earnings per share if Avon had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for three and six months ended June 30, 2003 and 2002, were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$171.5	$155.0	$270.4	$251.3
Less: Stock-based compensation
expense determined under
FAS No. 123, net of tax	(6.7)	(8.4)	(14.3)	(14.2)

Pro forma Net income	$164.8	$146.6	$256.1	$237.1

Earnings per share:
Basic – as reported	$.73	$.66	$1.15	$1.06
Diluted – as reported	$.71	$.64	$1.13	$1.04
Basic – pro forma	$.70	$.62	$1.09	$1.00
Diluted – pro forma	$.69	$.61	$1.07	$.99

6.     CONTINGENCIES

       Avon is a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon’s Preferred Equity-Redemption Cumulative Stock (“PERCS”). Plaintiffs allege various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and seek aggregate damages of approximately $145.0, plus interest. A

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

trial of this action took place in the United States District Court for the Southern District of New York and concluded in November 2001. At the conclusion of the trial, the judge reserved decision in the matter. Avon believes it presented meritorious defenses to the claims asserted. However, it is not possible to predict the outcome of litigation and it is reasonably possible that the trial, and any possible appeal, could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome but, under some of the damage theories presented, an adverse award could be material to the Consolidated Financial Statements.

     Avon is a defendant in an action commenced in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company, the landlord of the Company’s former headquarters in New York City. Plaintiff seeks aggregate damages of approximately $80.0, plus interest, for the Company’s alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. A trial of this matter was scheduled for February 2002, but was stayed pending the determination of (i) an interlocutory appeal by plaintiff of an order that denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company on one of the plaintiff’s claims; and (ii) an appeal by plaintiff of a decision in an action against another former tenant that dismissed plaintiff’s claims after trial. In January 2003, both appeals were decided against the plaintiff. Plaintiff filed motions for leave to appeal both decisions, which were denied. A trial has not yet been scheduled. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     Avon Products Foundation, Inc. (the “Avon Foundation”) is a defendant in an arbitration proceeding brought by Pallotta TeamWorks (“Pallotta”) on September 3, 2002, before Judicial Arbitration and Mediation Services, Inc. (“JAMS”). Pallotta asserts claims of breach of contract, misappropriation of opportunity, tortious interference with prospective contractual arrangement and unfair competition arising out of the Avon Foundation’s decision to use another party to conduct breast cancer fundraising events, and seeks unspecified damages and attorneys’ fees. The arbitrator dismissed Pallotta’s misappropriation claim in January 2003, its unfair competition claim in February 2003 and its tortious interference claim in July 2003. A hearing on the remaining claim commenced in July 2003. The Avon Foundation believes that it has meritorious defenses to the claims asserted by Pallotta and has filed a number of counterclaims, and initiated a separate arbitration proceeding before JAMS. The Avon Foundation is a registered 501(c)(3) charity and is a distinct entity from Avon Products, Inc., which is not a party to these proceedings. While it is not possible to predict the outcome of litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements of the Company.

     On December 20, 2002, a Brazilian subsidiary of the Company received a series of tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $66.0 at the exchange rate on the date of this filing, plus penalties and accruing interest totaling approximately $114.0 at the exchange rate on the date of this filing. On July 1, 2003 the Brazilian subsidiary of the Company was informed that the first-level appellate body had rejected the basis for assessments representing approximately 78% of the total assessment, or $139.0 (including interest), but that rejection is

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

subject to mandatory second-level appellate review. The balance of the assessment (approximately $39.0) was not affected. In the event that the assessments are upheld or reinstated in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company’s outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

     Polish subsidiaries of the Company have been responding to Protocols of Inspection served by the Polish tax authorities in respect of 1999 and 2000 tax audits. The Protocols asserted tax deficiencies, penalties and accruing interest totaling approximately $30.0 at the exchange rate on the date of this filing: $16.0 primarily relating to the documentation of certain sales, and $14.0 relating to excise taxes. On July 29, 2003 the Company accepted a final assessment of approximately $0.6 in respect of the excise tax matter. The tax authorities have rejected the Company’s factual assertions in connection with the documentation of sales matter and that matter has entered a second stage of proceeding at which the applicable legal conclusions will be determined. In the event that an assessment is finally established at the second stage of the proceedings, it may be necessary to pay the assessment in order to pursue further appeals, which may result in a charge to income. Management believes that there are meritorious defenses to the remaining proceeding and it is being vigorously contested. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in the remaining proceeding but management does not believe that the proceeding ultimately will have a material impact on the Consolidated Financial Statements.

     Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon’s management, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2003, should not have a material adverse effect on the Consolidated Financial Statements.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

7.     COMPREHENSIVE INCOME

     For the three and six months ended June 30, 2003 and 2002, the components of comprehensive income were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
2003		2002	2003	2002

Net income	$171.5	$155.0	$270.4	$251.3
Other comprehensive loss:
Foreign currency translation and
transaction adjustments	35.8	(32.7)	30.5	(61.9)
Unrealized gains(losses) from available-
for-sale securities	2.5	(1.9)	2.0	(2.1)
Net derivative losses on cash
flow hedges	(1.6)	(1.4)	(2.6)	(.9)

Comprehensive income	$208.2	$119.0	$300.3	$186.4

      Cash flow hedges impacted other comprehensive loss as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Net gains(losses) on derivative instruments	$(2.3)	$2.1	$(3.0)	$.6
Reclassification of (gains)losses to earnings	.7	(3.5)	.4	(1.5)

Net decrease to Other comprehensive loss	$(1.6)	$(1.4)	$(2.6)	$(.9)

8.     SPECIAL CHARGES

     In May 2001, Avon announced its new Business Transformation plans, which are designed to significantly reduce costs and expand profit margins, while continuing to focus on consumer growth strategies. Business Transformation initiatives include an end-to-end evaluation of business processes in key operating areas, with target completion dates through 2004. Specifically, the initiatives focus on simplifying Avon’s marketing processes, taking advantage of supply chain opportunities, strengthening Avon’s sales model through the Sales Leadership program and the Internet, streamlining the Company’s organizational structure and integrating certain similar activities across markets to achieve efficiencies. Avon anticipates significant benefits from these Business Transformation initiatives, but the scope and complexity of these initiatives necessarily involve planning and execution risk.

Special Charges – Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax, or $.28 per share on a diluted basis) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statement of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges related to future cash expenditures. Approximately 70% of these cash expenditures were made by June 2003, with approximately 90% of total cash payments to be made by December 2003. All payments are funded by cash flow from operations.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

Special charges by business segment were as follows:

	North America*		U.S.		Latin America		Europe		Corporate and Other		Total

Facility
rationalizations**	$16.8		$14.3		$17.7		$13.2		$-		$62.0
Workforce reduction
programs	.9		9.7		6.4		2.1		14.0		33.1
Other	-		2.1		-		-		.2		2.3

Total accrued charges	$17.7	(1)	$26.1	.(2)	$24.1	(3)	$15.3	(4)	$14.2	(5)	$97.4

Number of employee
terminations	362		460		2,007		533		125		3,487

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

Special charges by category of expenditures were as follows:

						Accrued
	Accrued					Facility
	Severance		Asset			Rational-
	and	Cost of	Impair-	Special	Contract	ization
	Related	Sales	ment	Termination	Termination	and other
	Costs	Charge	Charge	Benefits	Costs	Costs	Total

Facility rationalizations	$42.9	$2.5	$5.1	$5.0	$2.2	$4.3	$62.0
Workforce reduction
programs	26.9	-	-	6.2	-	-	33.1
Other	-	-	.3	-	1.3	.7	2.3

Total accrued charges	$69.8	$2.5	$5.4	$11.2	$3.5	$5.0	$97.4

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

     Accrued severance and related costs are expenses associated with domestic and international facility rationalizations and workforce reduction programs. Employee severance costs were accounted for in accordance with the Company’s existing FAS No. 112, “Employers’ Accounting for Post-employment Benefits,” severance plans or in accordance with other accounting literature. Approximately 3,500 employees, or 8.0% of the total workforce, will receive severance benefits. Approximately 85% of the number of employees to be terminated relates to facility rationalizations, which represents employees within the manufacturing and distribution functions. The remainder of the employee severance costs are associated with workforce reduction programs, which span much of the organization including the functional areas of marketing, sales, information technology, human resources, finance, research & development, legal, communications and strategic planning. The facility rationalizations will primarily result in expanding production in existing facilities (Europe and U.S.), building a new facility (Latin America) and sourcing product through third party vendors (North America including the U.S.). In certain circumstances, employees terminated due to facility rationalizations will need to be replaced. The majority of the employee severance costs will be paid by the end of 2003 in accordance with the original plan.

     The Cost of sales charge represented losses for inventory write-downs associated with a facility closure in Puerto Rico.

     Primarily as a result of facility rationalizations, management identified indicators of possible impairment of certain long-lived assets, consisting of buildings and improvements, equipment and other assets. In assessing and measuring impairment of long-lived assets, the Company applied the provisions of FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Recoverability of assets to be held and used was measured by the comparison of the carrying amount of the assets with expected future cash flows of the assets (assets were grouped at the lowest level for which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets). As a result of the impairment review, an asset impairment charge was recorded. Approximately $4.0 of the asset impairment charge related to the closure of a facility in Puerto Rico and reflected the reduction in the carrying value of equipment to its estimated fair market value based on selling prices for comparable equipment. The equipment was sold in the first half of 2002. The remaining charge related to assets (leasehold improvements and other assets) that have been abandoned.

     Special termination benefits represent the impact of employee terminations on the Company’s benefit plans in the U.S. and certain international locations. In accordance with FAS No. 88, “Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits,” the plans experienced a net loss from curtailment and special termination benefits of $1.3 and $9.9, respectively. The curtailment charge reflected the difference between the liabilities assuming all of the participants terminate as of their severance date versus the ongoing liability for these participants under FAS No. 87, “Employers Accounting for Pensions”, at the curtailment date assuming continued active employment. The special termination benefits included a loss resulting from an increase in a liability due to additional service and pay earned during the severance period, coupled with an additional liability attributable to paying benefits at an actual rate versus an assumed rate.

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

     Approximately 90% of the charge will result in future cash expenditures. Approximately 45% of these cash expenditures were made by June 2003, with over 90% of total cash payments to be made by December 2003. All payments will be funded by cash flow from operations.

     The third quarter charges (net of the $7.3 adjustment to the 2001 Special charges as previously disclosed) were included in the Consolidated Statements of Income as Special charges ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0).

     The third quarter 2002 Special charges (net of adjustment to the 2001 charges) affected all business segments as follows:

	North America*		U.S.		Latin America		Europe		Pacific		Corporate and Other		Total

Supply chain	$3.1		$3.2		$.8		$5.9		$4.5		$-		$17.5
Workforce reduction programs	1.6		1.2		3.3		1.6		-		3.9		11.6
Sales transformation initiatives	-		1.8		-		10.0		2.7		-		14.5

Total accrued charge	4.7	(1)	6.2	(2)	4.1	(3)	17.5	(4)	7.2	(5)	3.9	(6)	43.6
Adjustment to 2001 special charge	(2.0)		(4.4)		-		-		-		(.9)		(7.3)

Net accrued charge	$2.7		$1.8		$4.1		$17.5		$7.2		$3.0		$36.3

Number of employee terminations	152		179		241		302		119		41		1,034

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

(4) The special charge within Europe primarily related to the restructuring of the sales force in certain Western European markets, as well as the closure of a distribution facility in Italy.

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

(6) The Corporate and other special charge was the result of a workforce reduction program primarily within the information technology department.

     2002 Special charges (net of adjustment to the 2001 charges) by category of expenditures were as follows:

	Accrued Severance and Related Costs	Cost of Sales Charge	Contract Termination Costs	Other Costs	Total

Supply chain	$14.2	$1.4	$.1	$1.8	$17.5
Workforce reduction programs	11.0	-	-	.6	11.6
Sales transformation initiatives	9.7	.6	2.3	1.9	14.5

Total accrued charges	34.9	2.0	2.4	4.3	43.6
Adjustment to 2001
Special charges	(5.7)	-	-	(1.6)	(7.3)

Net accrued charges	$29.2	$2.0	$2.4	$2.7	$36.3

     Accrued severance and related costs are expenses, both domestic and international, associated with supply chain initiatives (primarily North America, Europe and the Pacific), workforce reduction programs (all segments except the Pacific) and sales transformation initiatives (primarily Europe, the Pacific and U.S). Employee severance costs were accounted for in accordance with the Company’s existing FAS No. 112 severance plans, or with other accounting literature. Approximately 1,000 employees, or 2.0% of the total workforce, will receive severance benefits. Over 90% of the employee severance costs will be paid by December 2003.

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

Liability Balances for Special Charges

     The liability balances for Special charges at June 30, 2003, were as follows:

	Accrued Severance and Related Costs	Cost of Sales Charge	Asset Impair ment Charge	Special Termination Benefits	Contract Termination Costs	Other Costs	Total

2001 Charges:

Balance at
December 31, 2002	$27.1	-	-	-	-	$2.7	$29.8
Foreign exchange	(.4)	-	-	-	-	(.1)	(.5)
Cash payments	(9.6)	-	-	-	-	(.4)	(10.0)

Balance at
June 30, 2003	$17.1	$-	$-	$-	$-	$2.2	$19.3

2002 Charges:

Balance at
December 31, 2002	$30.8	$-	$-	-	$1.0	$2.2	$34.0
Foreign exchange	3.0	-	-	-	.2	.3	3.5
Cash payments	(11.4)	-	-	-	-	$(.4)	(11.8)

Balance at
June 30, 2003	$22.4	$-	$-	-	$1.2	$2.1	$25.7

The liability balances and employee terminations by business segment were as follows:

2001 Charges:
	North America*	U.S.	Latin America	Europe		Pacific	Corporate and Other	Total

Total Accrued charges	$17.7	$26.1	$24.1	$15.3		$-	$14.2	$97.4
Less: Foreign exchange	-	-	(1.0)	.5		-	-	(.5)
Less: Expenses charged	(14.7)	(17.5)	(11.0)	(14.8)		-	(12.3)	(70.3)
Less: Adjustment	(2.0)	(4.4)	-	-		-	(.9)	(7.3)

Balance at
June 30, 2003	$1.0 (a)	$4.2 (b)	$12.1 (c)	$1.0	(d)	$-	$1.0 (e)	$19.3

Number of planned employee
terminations	362	460	2,007	533		-	125	3,487

Remaining employee
terminations at
June 30, 2003	-	4	1,105	9		-	-	1,118

*Excludes amounts related to the U.S.

(a)	The majority of the remaining liability relates to remaining amounts payable to employees already receiving severance as a result of the closure of Avon’s jewelry manufacturing facility in Puerto Rico. The facility was closed in September 2002, with substantially all remaining severance payments to be made in 2003.

(b)	The majority of the remaining liability relates to employee severance costs resulting from the closure of a manufacturing facility in Suffern, NY. Employee terminations were effectively completed in June

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

2003, with a majority of the remaining severance payments to be completed by December 2003.

(c)	The majority of the remaining liability relates to employee severance costs resulting from a facility rationalization in Mexico. The facility project includes the closure of a manufacturing and distribution facility, a construction plan to expand an existing facility and the moving of the manufacturing and distribution functions on a staged basis to a newly constructed site. The workforce will be terminated over a transition period through 2004 (700 in 2002, 500 in 2003 and 600 in 2004). The distribution facility was closed in October 2002. Construction of the manufacturing facility was substantially completed in the second quarter of 2003. Production will be transitioned to the new facility beginning in the third quarter of 2003 and continuing through December 2004.

(d)	The majority of the remaining liability relates to a facility rationalization in the United Kingdom. The facility closure was announced in 2002; however, severance benefits were not paid immediately since employees are being retained during the migration of production. Employee terminations were effectively completed in the second quarter of 2003, in accordance with the plan.

(e)	The remaining liability relates to remaining amounts payable to employees already receiving severance.

2002 Charges:
	North America*		U.S.		Latin America		Europe		Pacific		Corporate and Other		Total

Total Accrued Charges	$4.7		$6.2		$4.1		$17.5		$7.2		$3.9		$43.6
Less: Foreign Exchange	.5		-		.3		2.5		.2		-		3.5
Less: Expenses Charged	(2.3)		(2.4)		(2.7)		(5.8)		(5.6)		(2.6)		(21.4)

Balance at
June 30, 2003	$2.9	(a)	$3.8	(b)	$1.7	(c)	$14.2	(d)	$1.8	(e)	$1.3	(f)	$25.7

Number of planned employee
terminations	152		179		241		302		119		41		1,034

Remaining employee
terminations at
June 30, 2003	82		50		149		193		12		-		486

*Excludes amounts related to the U.S.

(a)	The majority of the remaining liability relates to employee severance costs resulting from the closure of a manufacturing facility in Canada and the transition of production to existing facilities in the U.S. Employee terminations began in March 2003, with the majority of payments to be made by December 2003.

(b)	The majority of the remaining liability relates to employee severance costs associated with workforce reduction programs within the sales and supply chain functions. Employee terminations began in December 2002, with a majority of payments to be made by December 2003.

(c)	The majority of the remaining liability relates to employee severance costs associated with workforce reduction programs in Argentina. Employee terminations began in October 2002, with a majority of payments to be made by December 2003.

(d)	The majority of the remaining liability relates to employee severance costs associated with sales force reductions in certain Western European markets and the closure of a distribution facility in Italy, scheduled for the third quarter of 2003. Employee terminations for the various initiatives began in November 2002, with a majority of payments to be made by December 2003.

(e)	The majority of the remaining liability relates to employee severance costs related to supply chain initiatives. Employee terminations began in December 2002, with a majority of payments made by March 2003. The procurement center in Hong Kong, the store and office in Singapore and 15 sales branches in Malaysia were closed in 2002.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

(f)	The remaining liability relates to remaining amounts payable to employees already receiving severance.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

9.     SEGMENT INFORMATION
       Summarized financial information concerning Avon’s reportable segments was as follows:

	Three Months Ended June 30,

	2003		2002

	Net Sales	Operating Profit	Net Sales	Operating Profit

North America:
U.S	$529.4	$111.9	$514.2	$112.3
U.S. Retail*	2.3	(1.5)	2.3	(6.7)
Other**	74.6	10.1	73.1	14.3

Total North America	606.3	120.5	589.6	119.9

International:
Latin America***	440.7	107.5	440.5	98.2
Europe	378.4	74.5	278.9	50.4
Pacific	214.4	36.7	204.5	33.7

Total International	1,033.5	218.7	923.9	182.3

Total from operations	$1,639.8	$339.2	$1,513.5	$302.2

Global expenses	-	(59.4)	-	(59.8)

Total	$1,639.8	$279.8	$1,513.5	$242.4

*Includes U.S. Retail and Avon Centre.

**Includes Canada, Dominican Republic and Puerto Rico. Beginning January 1, 2003, the Dominican Republic was included in North America whereas in prior periods it had been included in Latin America. Prior periods have been restated to reflect this change.

***Avon’s operations in Mexico reported Net sales for 2003 and 2002 of $172.1 and $170.7, respectively, and Operating profit for 2003 and 2002 of $54.5 and $44.7, respectively.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

	Six Months Ended June 30,

	2003		2002

	Net Sales	Operating Profit	Net Sales	Operating Profit

North America:
U.S	$1,030.6	$209.3	$1,010.8	$204.5
U.S. Retail*	4.2	(23.2)	4.1	(13.7)
Other**	140.0	16.8	135.9	24.1

Total North America	1,174.8	202.9	1,150.8	214.9

International:
Latin America***	799.6	171.8	830.3	160.1
Europe	704.7	121.8	519.0	81.8
Pacific	426.4	70.6	385.5	56.2

Total International	1,930.7	364.2	1,734.8	298.1

Total from operations	$3,105.5	$567.1	$2,885.6	$513.0

Global expenses	-	(123.7)	-	(118.0)

Total	$3,105.5	$443.4	$2,885.6	$395.0

*Includes U.S. Retail and Avon Centre. 2003 operating profit for U.S. Retail includes costs of $18.3 related to severance and asset write-downs (see Note 12, Other Information).

**Includes Canada, Dominican Republic and Puerto Rico. Beginning January 1, 2003, the Dominican Republic was included in North America whereas in prior periods it had been included in Latin America. Prior periods have been restated to reflect this change.

***Avon’s operations in Mexico reported Net sales for 2003 and 2002 of $331.2 and $325.4, respectively, and Operating profit for 2003 and 2002 of $93.0 and $75.1, respectively.

     The following table presents consolidated Net sales by classes of principal products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Beauty*	$1,109.2	$972.6	$2,086.4	$1,853.6
Beauty Plus**	280.5	289.9	534.9	551.2
Beyond Beauty***	184.2	192.1	363.1	382.4
Health and Wellness****	65.9	58.9	121.1	98.4

Total Net sales	$1,639.8	$1,513.5	$3,105.5	$2,885.6

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

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

10.      Debt and Financial Instruments

     In April 2003, the callholder exercised the call option associated with the $100.0 of 6.25% putable/callable notes scheduled to mature in 2018, and thus became the sole noteholder of these notes. Pursuant to an agreement with the sole noteholder, Avon modified the putable/callable notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. Interest was payable semi-annually. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. On May 13, 2003, $125.0 principal amount of registered senior notes (the “4.625% Notes”) were issued to the public in exchange for the modified notes held by the sole noteholder. No cash proceeds were received by the Company. These notes mature on May 15, 2013 and bear interest at a per annum rate of 4.625%, payable semi-annually. The 4.625% Notes were issued under the Company’s $1,000.0 shelf registration statement.

     On May 1, 2003, the Company entered into a 10-year interest rate swap agreement with a notional amount of $125.0 to effectively convert the fixed interest on the 4.625% Notes to variable interest rates, based on LIBOR. The swap permits either party to terminate the swap at the end of seven years.

     On June 23, 2003, Avon issued to the public $250.0 principal amount of registered senior notes (the “4.20% Notes”) under the Company’s $1,000.0 shelf registration statement. The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The net proceeds were used to repay a portion of Avon’s outstanding convertible notes, discussed below.

On June 23, 2003. Avon entered into two 15-year interest rate swap contracts with notional amounts that totaled $250.0 to effectively convert the fixed interest on the 4.20% Notes to a variable interest rate, based on LIBOR.

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in December 2002, with a notional amount of $100.0 was settled and Avon recorded a loss of $2.8. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the issuance of the 4.20% Notes, discussed above. Accordingly, the loss was recorded in Accumulated Other Comprehensive Income (“OCI”) and is being amortized to interest expense over 10 years.

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in February 2003, with a notional amount of $75.0 was settled and Avon recorded a gain of $0.1. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the issuance of the 4.20% Notes, discussed above. Accordingly, the gain was recorded in Accumulated OCI and is being amortized to interest expense over 10 years.

On June 12, 2003, Avon issued a redemption notice to the holders of the zero coupon convertible senior notes due 2020 (the “Convertible Notes”) that it had elected to redeem the Convertible Notes on July 12, 2003. On July 11, 2003, the holders of $48.3 of the Convertible Notes converted their notes into approximately 751,000 shares of Avon Common Stock in accordance with the conversion feature of the Convertible Notes. On July 12, 2003, Avon redeemed the remaining Convertible Notes, which were originally issued in 2000, by paying $399.0, which represented the redemption price of $531.74 for each $1,000 principal amount at maturity of Convertible Notes that was then outstanding. As a result of the redemption, deferred issuance costs related to the Convertible Notes of approximately $6.4 will be expensed in the third quarter.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

11.      Supplemental Income Statement Information

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Foreign exchange losses (gains), net	$7.7	$(9.2)	$8.8	$(16.7)
Amortization of debt issue costs
and other financing	2.3	1.9	4.0	3.3
Other	(.2)	(1.0)	(1.2)	(.9)

Other expense (income), net	$9.8	$(8.3)	$11.6	$(14.3)

12.      Other Information

     In January 2003, Avon announced that it had agreed with J.C. Penney to end the business relationship pursuant to which Avon’s beComing line of products has been carried in approximately 90 J.C. Penney stores. The beComing brand is now being sold through Avon’s direct selling channel in the U.S., exclusively by Avon Beauty Advisors, who are independent Avon sales Representatives with specialized beauty product training and consultative selling skills. For the six months ended June 30, 2003, costs associated with ending this business relationship were $18.3, including severance costs ($4.1), asset and inventory write-downs ($12.1) and other related expenses ($2.1). These costs were included in the Consolidated Statements of Income in Marketing, distribution and administrative expenses ($10.5) and in Cost of sales ($7.8).

13. Acquisition

       In the second quarter of 2003, Avon purchased the outstanding 50% of shares in its Turkish joint venture business, Eczacibasi Avon Kozmetik (EAK) from its partner, Eczacibasi Group, for $18.4, including transaction costs. As a result of the acquisition agreement, Avon consolidated the remaining 50% of its Turkish joint venture business in the second quarter of 2003. Prior to the second quarter of 2003, the investment was accounted for under the equity method. The impact on Net sales for the second quarter 2003 was an increase of $13.9. Avon Turkey is included in Avon’s European operating segment. Avon has allocated approximately $17.0 of the purchase price to goodwill.

14.     Subsequent Events

       On August 7, 2003, Avon declared a quarterly dividend on its common stock of $.21 per share, payable September 2, 2003, to shareholders of record on August 22, 2003.

     See Note 10, Debt and Financial Instruments, for a discussion of the redemption of Avon’s Convertible Notes.

AVON PRODUCTS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

Consolidated

Three-Month Period				Six-Month Period

			Favorable			Favorable
			(Unfavorable)			(Unfavorable)
			%/Point			%/Point
2003		2002	Change	2003	2002	Change

Net sales	$1,639.8	$1,513.5	8%	$3,105.5	$2,885.6	8%
Total revenue	1,656.0	1,527.2	8	3,137.4	2,910.8	8
Cost of sales	620.1	588.6	(5)	1,194.3	1,129.5	(6)
Marketing, distribution and
administrative expenses	756.1	696.2	(9)	1,499.7	1,386.3	(8)
Operating profit	279.8	242.4	15	443.4	395.0	12
Interest expense	10.6	12.9	18	20.5	26.3	22
Interest income	(3.0)	(3.7)	(19)	(5.5)	(8.0)	(31)
Other expense, (income) net	9.8	(8.3)	-	11.6	(14.3)	-
Net income	171.5	155.0	11	270.4	251.3	8
Diluted earnings per share	.71	.64	11	1.13	1.04	9

Gross margin	62.6%	61.5%	1.1	61.9%	61.2%	.7
Operating expense ratio	45.7%	45.6%	(.1)	47.8%	47.6%	(.2)
Operating margin	16.9%	15.9%	1.0	14.1%	13.6%	.5
Effective tax rate	33.6%	34.8%	1.2	34.1%	34.8%	.7

Units Sold			2%			6%
Active Representatives			14%			14%

Net Sales

     Net sales growth was driven by an increase in the number of active Representatives and units, with dollar increases in all regions except Latin America, which was negatively impacted by weaker foreign exchange rates. Excluding the impact of foreign currency exchange, consolidated Net sales increased 10% and 11% in the three and six-month periods, respectively, with increases in all regions.

     Net sales in the three-month period was also driven by a 14% increase in Beauty Sales (reflecting strong increases in skin care, personal care and color care categories), and to a lesser extent, a 12% increase in Health and Wellness sales, partially offset by declines in Beyond Beauty of 4% and Beauty Plus of 3% (reflecting declines in accessories and watches).

     Net sales in the six-month period was also driven by a 13% increase in Beauty sales (including strong increases in skin care, personal care and color categories) and, to a lesser extent, a 23% increase in the smaller Health and Wellness category, partially offset by declines in Beyond Beauty of 5% and Beauty Plus of 3% (including declines in accessories and watches).

Gross Margin

     Gross margin improved in the three-month period due to increases in all regions as follows: Europe (1.4 points, which increased consolidated gross margin by .4 point), the Pacific (2.2 points, which increased consolidated gross margin by .3 point), Latin America (.9 points, which increased consolidated gross margin by .2 point) and North America (.2 point, which increased consolidated gross margin by .1 point). Additionally, gross margin

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .1 point).

     Gross margin improved in the six-month period due to increases in all regions as follows: the Pacific (2.0 points, which increased consolidated gross margin by .3 point), Latin America (.7 point, which increased consolidated gross margin by .2 point), Europe (.5 point, which increased consolidated gross margin by .1 point) and North America (.1 point, which increased consolidated gross margin by less than .1 point). Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .1 point).

     The gross margin improvements in the three and six-month periods discussed above include incremental net savings across all geographic segments associated with Business Transformation initiatives (including supply chain and marketing initiatives), which favorably impacted consolidated gross margin by 1.7 points and 1.3 points, respectively. Gross margin in the six-month period of 2003 also included $7.8 of inventory write-downs related to the repositioning of the beComing line of products, which decreased consolidated gross margin in the six-month period by .2 point (see Note 12, Other Information).

     See the “Segment Review” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

Marketing, Distribution and Administrative Expenses

     Marketing, distribution and administrative expenses increased $59.9 in the three-month period of 2003 primarily due to an 8% sales increase (which resulted in an increase in expenses of approximately $31.0), an increase in consumer and strategic investments of $13.0 (including spending on the brochure and Sales Leadership), an increase in marketing expenses of $10.9 (including merchandising and public relations), an increase in U.S. transportation costs of $5.0, an increase in domestic pension expense of approximately $5.0, expenses of $5.4 related to Avon’s Turkish subsidiary which was consolidated in the second quarter of 2003 (see Note 13, Acquisition), and merit salary increases of approximately $4.0 for certain marketing, distribution and administrative personnel around the world. These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon’s Business Transformation initiatives of approximately $27.0.

     Pension expense for full year 2003 related to the domestic plan is expected to increase in the range of $20.0 to $25.0 primarily due to negative investment returns in 2001 and 2002.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses increased .1 point in the three-month period of 2003 due to higher expense ratios in North America (.7 point, which increased the consolidated ratio by .3 point) and the Pacific (1.6 points, which increased the consolidated ratio by .2 point), partially offset by lower expense ratios in Latin America (1.2 points, which reduced the consolidated ratio by .3 point) and Europe (.1 point, which reduced the consolidated ratio by .1 point), as well as lower global expenses (which reduced the consolidated ratio by .3 point). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .3 point).

     Marketing, distribution and administrative expenses increased $113.4 in the six-month period of 2003 primarily due to a 8% sales increase (which resulted in an increase in expenses of approximately $62.0), an increase in

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

consumer and strategic investments of $23.0 (including spending on the brochure and Sales Leadership), an increase in marketing expenses of $17.6 (including merchandising and public relations), an increase in U.S. transportation costs of $8.0, costs of $10.5 (severance and asset write-downs) associated with the repositioning of the beComing line of products (see Note 12, Other information), an increase in domestic pension expense of approximately $10.0, merit salary increases of approximately $8.0 for certain marketing, distribution and administrative personnel around the world and expenses of $5.4 related to Avon’s Turkish subsidiary which was consolidated in the second quarter of 2003 (see Note 13, Acquisition). These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon’s Business Transformation initiatives of approximately $40.0.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses increased .2 point in the six-month period of 2003 due to a higher expense ratio in North America (1.5 points, which increased the consolidated ratio by .6 point), partially offset by lower expense ratios in Latin America (1.5 points, which reduced the consolidated ratio by .4 point), and Europe (1.0 points which reduced the consolidated ratio by .2 point). The expense ratio in the Pacific was flat. Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .2 point).

     See the “Segment Review” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

Other Expense (Income)

     Interest expense decreased in the three and six-month periods of 2003 primarily as a result of continued declines in domestic interest rates.

     Interest income decreased in the three and six-month periods of 2003 primarily due to lower average Cash and cash equivalent balances and lower domestic interest rates in 2003.

     Other expense (income), net was unfavorable in the three and six-month periods of 2003 as compared to 2002 by $18.1 and $25.9, respectively, primarily due to unfavorable foreign exchange of $16.9 and $25.5, respectively. The foreign exchange variance in the three-month period was primarily comprised of net foreign exchange losses of $2.1 in 2003 as compared to gains of $12.9 in 2002 on net U.S. dollar denominated assets primarily in Argentina, Venezuela, Brazil and Mexico. The foreign exchange variance in the six-month period was primarily comprised of net foreign exchange losses of $3.1 in 2003 as compared to gains of $26.3 in 2002 on net U.S. dollar denominated assets primarily in Mexico, Argentina, Brazil, and Venezuela.

     Avon anticipates that the overall foreign exchange variance will continue to be unfavorable in the second half of 2003 versus the same period in 2002, reflecting higher foreign exchange losses in 2003.

Effective Tax Rate

     The effective tax rate was lower in the three and six-month periods of 2003 primarily due to a tax audit settlement in the second quarter of 2003, which reduced the effective rate by 1.8% and 1.2% in the three and six month periods, respectively, partially offset by changes in the earnings mix and tax rates of international subsidiaries. The tax rate in both the third quarter and fourth quarter of 2003 is projected to be approximately 35%, resulting in a full-year effective tax rate of slightly less than 35%.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

Segment Review

North America

	Three-Month Period			Six-Month Period

			%/Point			%/Point
2003		2002	Change	2003	2002	Change

Net sales	$606.3	$589.6	3%	$1,174.8	$1,150.8	2%
Operating profit	120.5	119.9	-%	202.9	214.9	(6)%
Operating margin	19.5%	20.0%	(.5)	17.0%	18.5%	(1.5)

Units Sold			1%			2%
Active Representatives			4%			4%

     Net sales increased in both periods due to growth in the number of active Representatives. The U.S. business, which represents approximately 90% of the North American segment, reported a sales increase of 3% and 2% in the three and six-month periods, respectively, resulting from an increase in units, due to successful new product launches, and the number of active Representatives, due to continued growth of the Sales Leadership program.

     On a category basis, the 2003 sales increases in the three and six-month periods in the U.S. were driven by an increase in Beauty sales of 11% and 10%, respectively (driven by increases in the skin care and personal care categories) and an increase in Health and Wellness sales of 1% and 11%, respectively (driven by new product introductions), largely offset by a decline in Beyond Beauty of 11% and 14%, respectively, and a decline in Beauty Plus of 5% in both periods. A temporary disruption to the business in 2003 caused by severe snow storms and the impact of the war in Iraq on consumer spending contributed to declines in the Beyond Beauty and Beauty Plus categories.

     The decreases in operating margin in North America for the three and six-month periods were most significantly impacted by the following markets:

  Operating margin in the U.S. declined in the three-month period (which decreased segment margin by .7 point) primarily due to an unfavorable expense ratio, partially offset by an increase in gross margin. Operating margin in the U.S. was flat in the six-month period as an increase in gross margin was offset by a higher expense ratio. Gross margin improved in both periods mainly due to a favorable mix of products sold, price increases in the Beauty category, and supply chain savings resulting from supply chain initiatives associated with Business Transformation, partially offset by higher transportation costs. The unfavorable expense ratio in both periods was primarily due to incremental spending on Sales Leadership, advertising and the brochure, and higher pension-related costs, partially offset by lower bonus accruals.
  Operating margin for the U.S. Retail business declined significantly in the six-month period (which decreased segment margin by .8 point) resulting from costs of $18.3 in 2003 associated with the repositioning of the beComing line of products (see Note 12, Other Information), partially offset by operating losses in 2002, which were not repeated in 2003 due to the repositioning of the brand.

     Additionally, operating margin in North America for the three-month period improved by .9 point due to operating losses of the U.S. Retail

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

business reported in 2002, which were eliminated in 2003 after the brand was repositioned in the first quarter.

     Operating margin in both periods was negatively impacted by greater contributions from countries with lower margins (which reduced segment margin by .2 point in both periods).

The Dominican Republic is facing a significant economic and currency crisis that was largely precipitated by the failure of the country’s second largest bank. As a result, the Dominican peso has devalued by approximately 40% since the beginning of 2003. The International Monetary Fund and other organizations are negotiating with the Dominican government for a financial assistance package but no final agreement has yet been reached. As a result of this crisis and local operational weakness, Avon anticipates that the U.S. dollar results of its business in the Dominican Republic will be negatively impacted in 2003. In 2002, the Dominican Republic represented approximately 1% of Avon’s consolidated Net sales and approximately 2% of consolidated Operating profit.

Europe

	Three-Month Period				Six-Month Period

			%/Point Change				%/Point Change

				Local				Local
	2003	2002	US$	Currency	2003	2002	US$	Currency

Net sales	$378.4	$278.9	36%	22%	$704.7	$519.0	36%	22%
Operating profit	74.5	50.4	48%	37%	121.8	81.8	49%	39%
Operating margin	19.6%	18.0%	1.6	1.6	17.2%	15.7%	1.5	1.5

Units Sold				15%				20%
Active Representatives				26%				28%

     Net sales increased in U.S. dollars and local currencies in both periods driven by substantial growth in units and the number of active Representatives with the following markets having the most significant impact:

  In the markets of Central and Eastern Europe, Net sales in U.S. dollars and local currencies grew significantly in both periods. In Russia, U.S. dollar and local currency sales grew more than 60% in both periods due to significant growth in active Representatives resulting from expansion into new geographic regions and improved access to products through additional sales centers. In Poland, U.S. dollar and local currency sales grew primarily due to an increase in active Representatives.
  In Western Europe, Net sales in U.S. dollars and local currencies increased in both periods mainly due to an increase in the United Kingdom resulting from successful new product launches and growth in active Representatives. Additionally, in the second quarter of 2003, Avon began consolidating its Turkish subsidiary which increased Net sales by $13.9 in both periods (see Note 13, Acquisition).

     The increases in operating margin in the three and six-month periods in Europe were most significantly impacted by the following markets:

  In Western Europe, operating margin improved in both periods (which increased segment margin by 1.1 points and .6 point in the three and six-month periods, respectively) primarily due to a higher gross margin resulting from lower product costs, due to supply chain benefits

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

including the closure of a manufacturing facility in the United Kingdom, price increases in certain markets and the exit of certain non-core categories, partially offset by foreign exchange losses resulting from the impact of the strengthening of the Polish zloty and the euro on manufacturing costs in the region.

  In Central and Eastern Europe, operating margin improved in both periods (which increased segment margin by .7 point in both periods), primarily due to an improvement in the expense ratio resulting from continued leveraging of larger volumes over a relatively small fixed expense base.

     Operating margin in both periods benefited from greater contributions from countries with higher operating margins (which increased segment margin by .1 point and .4 point, respectively).

Latin America

	Three-Month Period					Six-Month Period

			%/Point Change				%/Point Change

				Local				Local
	2003	2002	US$	Currency	2003	2002	US$	Currency

Net sales	$440.7	$440.5	-%	15%	$799.6	$830.3	(4)%	18%
Operating profit	107.5	98.2	10%	23%	171.8	160.1	7%	27%
Operating margin	24.4%	22.3%	2.1	2.1	21.5	19.3	2.2	2.2

Units Sold				(3)%				1%
Active Representatives				15%				14%

     Net sales in U.S. dollars in both periods were significantly impacted by weaker foreign exchange rates in most major markets. Excluding the impact of foreign currency exchange, Net sales increased in 2003 with increases in all major markets in the region, reflecting growth in active Representatives and increased sales of higher-priced products.

  In Argentina, Net sales in U.S. dollars and local currency increased significantly, primarily driven by stabilization of that country’s economy, as well as growth in active Representatives and successful new product launches.
  In Mexico, Net sales increased in U.S. dollars and local currency, benefiting from new product launches and growth in active Representatives.
  In Brazil, Net sales in U.S. dollars decreased significantly due to the negative impact of foreign exchange, but increased in local currency, reflecting an increase in the number of active Representatives. Although local currency sales increased, units declined due to a shift in product mix towards higher priced products.
  In Venezuela, Net sales in U.S. dollars decreased significantly due to the negative impact of foreign exchange, but increased in local currency, primarily due to growth in active Representatives and increased sales incentive programs, partially offset by external factors such as the national strike that lasted until February and the exchange rate control imposed by the Venezuelan government in February 2003.

     The increases in operating margin in Latin America in the three and six-month periods were most significantly impacted by the following markets:

  In Mexico, operating margin increased (which increased segment margin by 2.1 points in both periods) due to an improvement in the expense ratio, reflecting savings associated with Business Transformation initiatives, including a gain from the sale of a warehouse property in Mexico City

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

as the Company transitioned to a new distribution center in Celaya, partially offset by an increase in consumer and strategic investments such as advertising. Gross margin also improved in both periods due to the introduction of products with higher margins and the mix of products sold.

  In Argentina, operating margin increased (which increased segment margin by .8 point and .7 point, respectively) primarily due to improvement in the expense ratio driven by a significant increase in local currency sales and general cost containment initiatives, partially offset by higher investments in sales incentive programs. Additionally, gross margin improved in both periods due to pricing strategies and savings associated with supply chain Business Transformation initiatives.
  In Brazil, operating margin decreased (which decreased segment margin by .6 point and .3 point, respectively) primarily due to an increase in the expense ratio resulting from incremental consumer and strategic investments such as spending on advertising, sampling and the brochure, and lower volume-related overhead absorption.
  In Venezuela, operating margin decreased in both periods (which decreased segment margin by .1 point and .4 point, respectively) primarily due to a decline in gross margin resulting from an increase in the cost of imported raw materials and finished goods due to a weaker currency. Additionally, operating margin in the six-month period was negatively impacted by an increase in the expense ratio resulting from incremental consumer and strategic investments such as spending on the brochure, and expenses related to new Representative training programs.

     Operating margin was favorably impacted by greater contributions from countries with higher operating margins (which increased segment margin by .2 point and .1 point, respectively).

     In February 2003, the Venezuelan government implemented exchange controls and fixed the bolivar exchange rate at 1598 per U.S. dollar. This was done in response to a drop in foreign currency reserves resulting from the virtual shut down of the country's oil export sector. Since then, higher oil production and exports have resumed, increasing foreign currency reserves, although economic growth continues to be hampered by the lack of foreign exchange being made available to local importers. The country’s political and economic situation continues to impact Avon’s ability to conduct normal business operations as well as to obtain foreign currency to pay for imported products. The lack of foreign currency has required Avon Venezuela to rely on parent company support in order to continue importing material for its operations. Avon Venezuela’s results of operations in U.S. dollars have been and will continue to be negatively impacted until there is a significant improvement in the country’s political and economic situation and foreign currency is made available to importers.

     Since January 1, 2003, Avon has used the official rate of 1598.0 Venezuelan bolivars (“VEB”) for one U.S. dollar to translate the financial statements of its subsidiary in Venezuela (“Avon Venezuela”) into U.S. dollars. For the three and six-months ended June 30, 2003, Avon Venezuela’s Net sales and Operating profit represented approximately 2% of both consolidated Net sales and Operating profit. As of June 30, 2003, Avon Venezuela’s Total assets and Total liabilities represented approximately 2% and 1% of consolidated Total assets and Total liabilities, respectively. An increase of 100 VEB in the exchange rate used to translate the financial statements of Avon Venezuela would have decreased Net income for the three and six-month periods ended June 30, 2003 by $.2 and $.3, respectively, and would have decreased equity as of June 30, 2003 by $1.9.

     Despite higher inflationary pressure coming from last year’s strong devaluation impact, the Brazilian real has strengthened in the second quarter of 2003 as investors gained more confidence in the government’s economic policies, and the country’s high interest rates attracted short-term investments from overseas. Avon Brazil’s operations are expected to be positively impacted in the second half of 2003 if the currency stabilizes at current levels.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

Pacific

		Three-Month Period			Six-Month Period

			%/Point Change			%/Point Change

			Local				Local
	2003	2002	US$	Currency	2003	2002	US$	Currency

Net sales	$214.4	$204.5	5%	2%	$426.4	$385.5	11%	7%
Operating profit	36.7	33.7	9%	7%	70.6	56.2	26%	22%
Operating margin	16.8%	16.2%	.6	.6	16.3%	14.3%	2.0	2.0

Units Sold				1%				5%
Active Representatives				8%				10%

     Net sales in U.S. dollars and local currencies increased in both periods as a result of growth in all major markets in the region, reflecting increases in units and active Representatives.

  In Japan, Net sales in U.S dollars and local currency increased in both periods mainly due to an increase in active Representatives and an increase in the number of direct mailings to customers.
  In Australia, Net sales in U.S. dollars and local currency increased in both periods driven by an increase in active Representatives and customer clearance programs.
  In China, Net sales in U.S. dollars and local currency increased in both periods primarily due to product promotions and new beauty boutiques, in spite of the negative impact from the outbreak of severe acute respiratory syndrome (“SARS”).
  In the Philippines, Net sales in U.S. dollars were negatively impacted by foreign exchange. Local currency sales decreased in both periods primarily due to softer sales in non-Beauty categories.
The outbreak of (SARS) in Asia had a significant impact on China and Taiwan in the second quarter 2003. Although this impact is difficult to quantify, the Company estimates that it reduced Net sales growth in the region in the second quarter by six percentage points. The Company expects no significant SARS-related impact on its business for the remainder of 2003.

     The increases in operating margin in the Pacific in the three and six-month periods were most significantly impacted by the following markets:

  In the Philippines, operating margin improved (which increased segment margin by .8 point and 1.1 points, respectively) due to a lower expense ratio, resulting from the timing of advertising spending and a decrease in the bad debt provision, and a higher gross margin resulting from a favorable mix of products sold (greater contributions from sales of Beauty products) and supply chain savings associated with Business Transformation initiatives.
  In Australia, operating margin improved (which increased segment margin by .5 point in both periods) primarily due to an improvement in gross margin due to lower obsolescence expense resulting from increased customer clearance programs.
   In Japan, operating margin declined in the three-month period (which reduced segment margin by .2 point) primarily due to an unfavorable expense ratio due to incremental consumer investments, partially offset by an improvement in gross margin due to a favorable mix of products sold. Operating margin improved in the six-month period (which increased segment margin by .7 point) primarily due to a higher gross margin resulting from a favorable mix of products sold and supply chain savings associated with Business Transformation initiatives.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

  In China, operating margin declined in the three-month period (which reduced segment margin by .5 point) primarily due to a lower gross margin resulting from higher freight costs and obsolescence expense, and a higher expense ratio resulting from incremental advertising spending. Operating margin in China in the six-month period was flat as a lower gross margin due to pricing investments was offset by an improvement in the expense ratio resulting from an increase in sales.

Global Expenses

     Global expenses were flat in the three-month period reflecting no significant variances versus the prior year period.

     Global expenses increased $5.7 in the six-month period primarily due to incremental investments of $3.0 for global marketing, research and development and the new product line called “mark”; higher benefit-related accruals of $5.4; and higher charitable contributions of $2.1, partially offset by lower information technology expenses of $4.2 and incremental net savings of $1.3 from workforce reductions associated with Avon’s Business Transformation initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     Avon's principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under uncommitted lines of credit and long-term borrowings.

Cash Flows

     Net cash provided by operating activities in the first half of 2003 was $30.3 unfavorable to 2002 principally reflecting a contribution of $60.0 to the U.S. pension plan in 2003, a payment of $48.0 related to a tax audit settlement in 2003, and higher cash outlays in 2003 for severance and bonus payments, partially offset by higher Net income (adjusted for non-cash items), a tax payment of $20.0 in 2002 deferred from 2001 and favorable working capital (primarily inventories and accounts receivable).

     Excluding changes in debt, Cash and cash equivalents decreased $88.3 in the first half of 2003, compared to a decrease of $67.6 in the first half of 2002. The higher use of cash in 2003 resulted primarily from lower cash provided by operating activities, discussed above, higher capital expenditures and the purchase of the outstanding 50% of shares in the Company’s Turkish joint venture business for $18.4 (see Note 13, Acquisition), partially offset by lower repurchases of common stock, a gain on the sale of property in Mexico and the purchase of company-owned life insurance policies in 2002. Avon purchased approximately 1.7 million shares of Avon common stock for $92.8 during the first six months of 2003, compared with $109.5 spent for the repurchase of approximately 2.1 million shares during the first six months of 2002. At June 30, 2002, 27,094 shares repurchased for $1.4 were not settled until July 2002.

Capital Resources

     Total debt at June 30, 2003, increased $256.3 to $1,628.5 from $1,372.2 at December 31, 2002, principally due to the issuance of $250.0 of 4.20% registered notes (see Note 10, Debt and Financial Instruments) and amortization of the discount on Avon’s outstanding convertible notes, partially offset by an adjustment to reflect the fair value of outstanding interest rate swaps.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

     At June 30, 2003, there were no borrowings under a $600.0 revolving credit and competitive advance facility (the "credit facility"). This credit facility is also used to support Avon's commercial paper facility, under which no amounts were outstanding at June 30, 2003.

     At June 30, 2003, there was $3.1 outstanding under uncommitted lines of credit.

     On June 12, 2003, Avon issued a redemption notice to the holders of the zero coupon convertible senior notes due 2020 (the “Convertible Notes”) that it had elected to redeem the Convertible Notes on July 12, 2003. On July 11, 2003, the holders of $48.3 of the Convertible Notes converted their notes into approximately 751,000 shares of Avon Common Stock in accordance with the conversion feature of the Convertible Notes. On July 12, 2003, Avon redeemed the remaining Convertible Notes, which were originally issued in 2000, by paying $399.0, which represented the redemption price of $531.74 for each $1,000 principal amount at maturity of Convertible Notes that was then outstanding.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Financial Instruments and Risk Management Strategies

Interest Rate Risk

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in December 2002, with a notional amount of $100.0 was settled and Avon recorded a loss of $2.8. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the issuance of the $250.0 of 4.20% Notes. Accordingly, the loss was recorded in Accumulated Other Comprehensive Income (“OCI”) and is amortized to interest expense over 10 years.

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in February 2003, with a notional amount of $75.0 was settled and Avon recorded a gain of $0.1. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the issuance of the $250.0 of 4.20% Notes (see Note 10, Debt and Financial Instruments). Accordingly, the gain was recorded in Accumulated OCI and is being amortized to interest expense over 10 years.

     On May 1, 2003, the Company entered into a 10-year interest rate swap agreement with a notional amount of $125.0 to effectively convert the fixed interest on the $125.0 of 4.625% Notes to variable interest rates, based on LIBOR. The swap permits either party to terminate the swap at the end of seven years.

     On June 23, 2003, the Company entered into two 15-year interest rate swap contracts with notional amounts that totaled $250.0 to effectively convert the fixed interest on the $250.0 of 4.20% Notes to a variable interest rate, based on LIBOR.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

Foreign Currency Risk

     At June 30, 2003, Avon held foreign currency forward and option contracts to buy and sell foreign currencies, including cross-currency contracts to sell one foreign currency for another, with notional amounts in U.S. dollars as follows:

	Buy	Sell

Australian dollar	$6.7	$5.9
Brazilian real	-	16.0
British pound	27.7	54.9
Canadian dollar	2.9	38.3
Czech koruna	-	18.1
Euro	93.0	21.6
Hungarian forint	-	12.6
Japanese yen	21.0	10.8
Mexican peso	11.0	29.8
Polish zloty	48.8	2.9
Taiwanese dollar	-	2.7
Other currencies	-	8.7

Total	$211.1	$222.3

     At June 30, 2003, Avon’s subsidiary in Argentina held U.S. dollar denominated assets of $6.0, primarily to minimize foreign-currency risk and provide liquidity.

SPECIAL CHARGES

Business Transformation

     In May 2001, Avon announced its new Business Transformation plans, which are designed to significantly reduce costs and expand profit margins, while continuing to focus on consumer growth strategies. Business Transformation initiatives include an end-to-end evaluation of business processes in key operating areas, with target completion dates through 2004. Specifically, the initiatives focus on simplifying Avon’s marketing processes, taking advantage of supply chain opportunities, strengthening Avon’s sales model through the Sales Leadership program and the Internet, streamlining the Company’s organizational structure and integrating certain similar activities across markets to achieve efficiencies. Avon anticipates significant benefits from these Business Transformation initiatives, but the scope and complexity of these initiatives necessarily involve planning and execution risk.

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

Special Charges – Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax, or $.28 per diluted share) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statements of Income for 2001 as

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions, except per share data)

Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges related to future cash expenditures. Approximately 70% of these cash expenditures were made by June 2003, with approximately 90% of total cash payments to be made by December 2003. All payments are funded by cash flow from operations. In the third quarter of 2002, Avon recorded an adjustment related to the fourth quarter 2001 charge. See Special Charges – Third Quarter 2002 below.

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

Special Charges – Third Quarter 2002

     Special charges of $43.6 pretax ($30.4 after tax or $.12 per diluted share), recorded in the third quarter of 2002 primarily related to Avon’s Business Transformation initiatives, including supply chain initiatives, workforce reduction programs and sales transformation initiatives. Approximately 90% of the charges related to future cash expenditures. Approximately 45% of these expenditures were made by June 2003, with over 90% of the total cash payments to be made by December 2003. Avon also recorded a benefit of $7.3 pretax ($5.2 after tax, or $.02 per diluted share) from an adjustment to the Special charges recorded in the fourth quarter of 2001. The net effect of the special items was a charge of $36.3 pretax ($25.2 after tax, or $.10 per diluted share). The $36.3 was included in the Consolidated Statements of Income for 2002 as a Special charge ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0).

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

Accounting Changes

     See Note 1, Accounting Policies, for a discussion regarding the adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this report, which are not historical facts or information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, including economic and political uncertainties in Latin America; ; the Company’s ability to implement its business strategies and its Business Transformation initiatives, including the integration of similar activities across markets to achieve efficiencies; the Company’s ability to achieve anticipated cost savings and its profitability and growth targets; the impact of substantial currency fluctuations in the Company’s principal foreign markets and the success of the Company’s foreign currency hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign governments; the Company’s ability to successfully identify new business opportunities; the Company’s access to financing; and the Company’s ability to attract and retain key executives. Additional information identifying such factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC. The Company undertakes no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2002 Form 10-K.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation by the Company’s Chief Executive Officer and Chief Financial Officer of such changes in internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings

See Note 6, Contingencies

ITEM 4.      Submission of Matters to a Vote of Security Holders.

(a)	At the annual meeting of shareholders of Avon, held on May 1, 2003, the matters described under (c) below were voted upon.

(c)	Annual meeting votes:

		Against		Broker
	For	or Withheld	Abstain	Non-Votes

(1)To elect the following
Directors to three-year terms
expiring in 2006:

W. Don Cornwell	200,765,522	1,904,470	-	-
Stanley C. Gault	202,561,891	108,101	-	-
Andrea Jung	201,682,111	987,881	-	-
Paula Stern	202,470,938	199,054	-	-

(2)To ratify the
appointment of
PricewaterhouseCoopers LLP
as Avon’s independent
accountants for 2003	200,730,570	4,029,325	1,200,499	-

(3)To approve an Executive
Incentive Plan intended to
comply with Section 162(m)
of the 1986 Internal Revenue
Code	189,892,181	14,527,063	1,541,150	-

(4)A Shareholder proposal
requesting elimination of
the classification of
the Board of Directors	149,380,243	36,156,664	1,598,862	18,824,625

(5) A Shareholder proposal
requesting expensing of
stock options	103,210,837	79,935,232	3,989,402	18,824,923

(6)A Shareholder proposal
requesting indexing of
stock options	15,833,995	169,446,261	1,855,810	18,824,328

(7)A Shareholder proposal
requesting a report on the
removal of parabens from
the Company’s products	10,946,755	166,149,842	10,040,810	18,822,987

AVON PRODUCTS, INC.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.1	Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JP Morgan Chase Bank, as Trustee, relating to Avon’s $125.0 aggregate principal amount of 4.625% Notes Due 2013 and $250.0 aggregate principal amount of 4.20% Notes Due 2018.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarabanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

       On April 25, 2003, Avon filed a Form 8-K to report that it had issued a press release announcing its results of operations for the first quarter of 2003.

     On April 29, 2003, Avon filed a Form 8-K to report that effective January 1, 2003, it had adjusted the income statement classification of certain expense items.

AVON PRODUCTS, INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC. (Registrant)
Date: August 11, 2003	/s/ Janice Marolda Janice Marolda Vice President, Controller Principal Accounting Officer Signed both on behalf of the registrant and as principal accounting officer.