Form 10-Q
period 2003-09-30
AVON PRODUCTS INC
filed 2003-10-29
CIK 8868

CONFORMED COPY

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2003

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

     The number of shares of Common Stock (par value $.25) outstanding at September 30, 2003 was 236,507,764.

                            Table of Contents

                                                                     Page
                                                                  Numbers
                                                                  -------
                     Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income
           Three Months Ended September 30, 2003 and
             September 30, 2002....................................       3
           Nine Months Ended September 30, 2003 and
             September 30, 2002....................................       4

         Consolidated Balance Sheets
           September 30, 2003 and December 31, 2002.................      5

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2003 and
             September 30, 2002  ....................................     6

         Notes to Consolidated Financial Statements.............       7-23



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........      24-38

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk .....................................         38

Item 4.  Controls and Procedures ...............................         38




                   Part II.  Other Information

Item 1.  Legal Proceedings .....................................        39

Item 6.  Exhibits and Reports on Form 8-K.......................        39

Signature ......................................................        40

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

                                                            Three Months Ended
                                                                  Sept 30
                                                          ----------------------
                                                              2003          2002
                                                          --------      --------

Net sales...........................................      $1,613.2      $1,448.8

Other revenue.......................................          16.2          14.6
                                                          --------      --------
Total revenue.......................................       1,629.4       1,463.4

Costs, expenses and other:
  Cost of sales.....................................         606.9         566.8
  Marketing, distribution and administrative expenses        811.5         707.6
  Special charges, net .............................             -          34.3
                                                          --------      --------
Operating profit....................................         211.0         154.7

  Interest expense..................................           6.5          14.2
  Interest income...................................          (2.8)        (2.9)
  Other expense (income), net.......................          11.0         (0.1)
                                                          --------      --------
Total other expense, net............................          14.7          11.2
                                                          --------      --------


Income before taxes and minority interest...........         196.3         143.5
Income taxes........................................          61.5          51.4
                                                          --------      --------
Income before minority interest.....................         134.8          92.1
Minority interest...................................          (1.7)        (1.8)
                                                          --------      --------
Net income .........................................      $  133.1      $   90.3
                                                          ========      ========

Earnings per share:
  Basic ............................................      $    .56      $    .38
  Diluted...........................................      $    .56      $    .38

Weighted-average shares outstanding:
  Basic.............................................        236.15        235.88
  Diluted...........................................        239.61        244.84


The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

                                                           Nine Months Ended
                                                             September 30
                                                        ----------------------
                                                            2003          2002
                                                        --------      --------

Net sales...........................................    $4,718.7      $4,334.4

Other revenue.......................................        48.1          39.8
                                                        --------      --------
Total revenue.......................................     4,766.8       4,374.2

Costs, expenses and other:
  Cost of sales.....................................     1,801.2       1,696.3
  Marketing, distribution and administrative expenses    2,311.2       2,093.9
  Special charges, net .............................           -          34.3
                                                        --------      --------
Operating profit....................................       654.4         549.7

  Interest expense..................................        27.0          40.5
  Interest income...................................        (8.3)        (10.9)
  Other expense (income), net.......................        22.6         (14.4)
                                                        --------      --------
Total other expense, net............................        41.3          15.2
                                                        --------      --------

Income before taxes and minority interest...........       613.1         534.5
Income taxes........................................       203.6         187.5
                                                        --------      --------
Income before minority interest.....................       409.5         347.0
Minority interest...................................        (6.0)         (5.4)
                                                        --------      --------
Net income .........................................    $  403.5      $  341.6
                                                        ========      ========

Earnings per share:
  Basic.............................................    $   1.71      $   1.45
  Diluted...........................................    $   1.69      $   1.42


Weighted-average shares outstanding:
  Basic.............................................      235.38        236.34
  Diluted...........................................      242.55        245.81


The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

                                                  September 30   December 31
                                                         2003          2002
                                                     --------      --------

ASSETS
Current assets:
Cash and cash equivalents........................    $  384.6      $  606.8
Accounts receivable..............................       585.4         555.4
Inventories......................................       746.3         614.7
Prepaid expenses and other.......................       320.2         271.3
                                                     --------      --------
Total current assets.............................     2,036.5       2,048.2
                                                     --------      --------

Property, plant and equipment, at cost...........     1,660.8       1,548.4
Less accumulated depreciation....................       848.9         779.3
                                                     --------      --------
                                                        811.9         769.1
Other assets.....................................       514.3         510.2
                                                     --------      --------
Total assets.....................................    $3,362.7      $3,327.5
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Debt maturing within one year....................    $   55.5      $  605.2
Accounts payable.................................       390.5         379.9
Accrued compensation.............................       135.4         175.7
Other accrued liabilities........................       340.6         336.6
Sales and taxes other than income................       117.3         125.1
Income taxes.....................................       326.4         353.0
                                                     --------      --------
Total current liabilities........................     1,365.7       1,975.5
                                                     --------      --------
Long-term debt...................................     1,094.9         767.0
Employee benefit plans...........................       543.3         560.4
Deferred income taxes............................        34.2          35.4
Other liabilities................................       137.7         116.9

Contingencies (Note 6)

Shareholders' equity (deficit):
Common stock.....................................        90.1          89.6
Additional paid-in capital.......................     1,136.9       1,019.5
Retained earnings................................     1,990.6       1,735.3
Accumulated other comprehensive loss  ...........      (768.9)       (791.4)
Treasury stock, at cost..........................    (2,261.8)     (2,180.7)
                                                     --------      --------
Total shareholders' equity (deficit).............       186.9        (127.7)
                                                     --------      --------
Total liabilities and shareholders' equity (deficit) $3,362.7      $3,327.5
                                                     ========      ========

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)
                                                           Nine months ended
                                                                Sept 30
                                                         --------------------
                                                            2003         2002
                                                         -------      -------
Cash flows from operating activities:
Net income..............................................$  403.5     $  341.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
Payments related to the Special Charges (Note 8)........   (31.9)         8.5
Asset write-downs (Note 12).............................    12.1            -
Depreciation and amortization...........................    91.7         92.4
Provision for doubtful accounts.........................    88.1         81.1
Amortization of debt discount...........................     9.3         14.0
Foreign exchange losses (gains).........................    12.2        (23.2)
Deferred income taxes...................................     1.1         15.1
Other...................................................     9.3         10.1
Changes in assets and liabilities:
  Accounts receivable...................................   (98.6)      (116.0)
  Inventories...........................................  (116.2)      (126.9)
  Prepaid expenses and other............................   (49.6)       (27.1)
  Accounts payable and accrued liabilities..............   (30.5)       (14.2)
  Income and other taxes................................   (45.3)       (16.2)
  Noncurrent assets and liabilities.....................   (30.2)       (59.4)
                                                          -------     -------
Net cash provided by operating activities...............   225.0        179.8
                                                          -------     -------
Cash flows from investing activities:
Capital expenditures....................................  (102.9)       (70.0)
Disposal of assets......................................    13.3          6.8
Purchases of investments................................   (30.5)       (32.9)
Proceeds from sales of investments......................    20.2         26.6
Other investing activities (Note 13)....................   (19.6)         (.3)
                                                         -------      -------
Net cash used in investing activities...................  (119.5)       (69.8)
                                                         -------      -------
Cash flows from financing activities:
Cash dividends..........................................  (150.9)      (144.1)
Book overdraft..........................................     1.3         (1.7)
Debt, net (maturities of three months or less)..........     1.6          4.0
Proceeds from short-term debt...........................    41.2         53.0
Proceeds from long-term debt............................   249.0            -
Retirement of short-term debt...........................  (457.7)       (76.0)
Retirement of long-term debt............................       -            -
Repurchase of common stock..............................   (95.6)      (143.2)
Proceeds from exercise of stock options, net of taxes...    78.5         53.1
                                                          -------     -------
Net cash used in financing activities......               (332.6)      (254.9)
                                                          -------     -------
Effect of exchange rate changes on cash and equivalents.     4.9        (17.4)
                                                          -------     -------
Net decrease in cash and equivalents....................  (222.2)      (162.3)
Cash and equivalents at beginning of period.............   606.8        508.5
                                                          -------     -------
Cash and equivalents at end of period................... $ 384.6     $  346.2
                                                         ========    ========
The accompanying notes are an integral part of these statements.

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

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 were effective immediately for variable interest entities created after January 31, 2003, and July 1, 2003, for variable interest entities created prior to February 1, 2003. In October 2003, the FASB deferred the effective date from July 1, 2003, to December 31, 2003, for variable interest entities created prior to February 1, 2003. Avon elected to adopt FIN 46 on July 1, 2003. Avon has a 40% interest in Mirabella Realty Company, ("Mirabella"), a Philippine company formed to purchase land in the Philippines. The remaining 60% interest is held by Company-sponsored retirement plans. Prior to July 1, 2003, the investment was accounted for under the equity method. Avon holds a variable interest in Mirabella because Avon guarantees $2.3 of Mirabella's third-party borrowings. As a result, Mirabella was consolidated beginning July 1, 2003. Mirabella's net assets totaled $.6 at September 30, 2003, and consisted primarily of land of $3.9 and debt of $2.3. The consolidation of Mirabella did not have a material impact on the Consolidated Financial Statements.


2.  EARNINGS PER SHARE

    Basic earnings per share ("EPS") were computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS were calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

    For the three and nine-months ended September 30, 2003 and 2002, the components of basic and diluted earnings per share were as follows:





                                          Three Months            Nine Months
                                        Ended September 30    Ended September 30
                                           2003        2002      2003      2002

Numerator:
Net income for purposes of computing
Basic EPS                               $  133.1    $   90.3    $ 403.5  $ 341.6

Interest expense on convertible notes,
   net of taxes                               .4         2.6        5.7      7.8

Net income for purposes of computing
   diluted EPS                          $  133.5    $   92.9    $ 409.2  $ 349.4

Denominator:
Basic EPS weighted-average shares
   outstanding                            236.15      235.88     235.38   236.34
Dilutive effect of:
   Assumed conversion of
   stock options and settlement of
   forward contracts (1)                    2.63        2.00       2.28     2.51
   Assumed conversion of convertible notes   .83        6.96       4.89     6.96

Diluted EPS adjusted weighted-average
   shares outstanding                     239.61      244.84     242.55   245.81


   Basic EPS                            $    .56   $     .38    $  1.71  $  1.45
   Diluted EPS                          $    .56   $     .38    $  1.69  $  1.42

(1)	At September 30, 2002, stock options totaling 2.9 million shares were not included in the earnings per share calculation since their impact is anti-dilutive.

    Avon purchased approximately 1.7 million shares of Avon common stock for $95.6 during the first nine months of 2003, as compared to approximately 2.8 million shares of Avon common stock for $143.2 during the first nine months of 2002.

3.  INVENTORIES
                               September 30            December 31
                                       2003                   2002
                                     ------                 ------
    Raw materials................    $171.0                 $165.6
    Finished goods...............     575.3                  449.1
                                     ------                 ------
                                     $746.3                 $614.7
                                     ======                 ======

4.  DIVIDENDS

Cash dividends paid per share of common stock were $.21 and $.63 for the three and nine months ended September 30, 2003, respectively, and $.20 and $.60 for the corresponding 2002 periods, respectively. On January 31, 2003, Avon increased the annualized dividend rate to $.84 from $.80.

5.	STOCK-BASED COMPENSATION

     Avon applies the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and released interpretations in accounting for its long-term stock-based incentive plans. No compensation cost related to grants of stock options was reflected in Net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost related to grants of restricted stock is equal to the market price of Avon's stock at the measurement date and is amortized to expense over the vesting period. Compensation expense under grants of restricted stock for the three months ended September 30, 2003 and 2002, was $1.7 in both periods, and for the nine months ended September 30, 2003 and 2002, was $5.2 and $5.6, respectively. The effects on Net income and Earnings per share if Avon had applied the fair value recognition provisions of Financial Accounting Standard ("FAS")No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for three and nine months ended September 30, 2003 and 2002, were as follows:

                                             Three Months         Nine Months
                                          Ended September 30   Ended September 30
                                           2003       2002       2003    2002
Net income, as reported                  $133.1     $ 90.3     $403.5  $341.6
Less: Stock-based compensation
  expense determined under
  FAS No. 123, net of tax                   (7.1)     (8.0)     (21.4)  (22.2)
Pro forma Net income                       $126.0    $ 82.3    $382.1  $319.4
Earnings per share:
  Basic - as reported                      $  .56    $  .38    $ 1.71  $ 1.45
  Diluted - as reported                    $  .56    $  .38    $ 1.69  $ 1.42
  Basic - pro forma                        $  .53    $  .35    $ 1.62  $ 1.35
  Diluted - pro forma                      $  .53    $  .35    $ 1.60  $ 1.33

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

     Avon is a defendant in an action commenced in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company, the landlord of the Company's former headquarters in New York City. Plaintiff seeks aggregate damages of approximately $80.0, plus interest, for the Company's alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. A trial of this matter was scheduled for February 2002, but was stayed pending the determination of (i) an interlocutory appeal by plaintiff of an order that denied the plaintiff's motion for summary judgment and granted partial summary judgment in favor of the Company on one of the plaintiff's claims; and (ii) an appeal by plaintiff of a decision in an action against another former tenant that dismissed plaintiff's claims after trial. In January 2003, both appeals were decided against the plaintiff. Plaintiff filed motions for leave to appeal both decisions, which were denied. A trial has been scheduled to commence on January 26, 2004. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     Avon Products Foundation, Inc. (the "Avon Foundation") is a defendant in an arbitration proceeding brought by Pallotta TeamWorks ("Pallotta") on September 3, 2002, before Judicial Arbitration and Mediation Services, Inc. Pallotta asserts claims of breach of contract, misappropriation of opportunity, tortious interference with prospective contractual arrangement and unfair competition arising out of the Avon Foundation's decision to use another party to conduct breast cancer fundraising events, and seeks unspecified damages and attorneys' fees. The arbitrator dismissed Pallotta's misappropriation claim in January 2003, its unfair competition claim in February 2003 and its tortious interference claim in July 2003. A hearing on the remaining claim has been ongoing since July 2003. The Avon Foundation believes that it has meritorious defenses to the claims asserted by Pallotta and has filed a number of counterclaims. The Avon Foundation is a registered 501(c)(3) charity and is a distinct entity from Avon
Products, Inc., which is not a party to these proceedings.   While it is
not possible to predict the outcome of litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements of the Company.

     On December 20, 2002, a Brazilian subsidiary of the Company received a series of tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $66.0 at the exchange rate on the date of this filing, plus penalties and accruing interest totaling approximately $112.0 at the exchange rate on the date of this filing. On July 1, 2003, the Brazilian subsidiary of the Company was informed that the first-level appellate body had rejected the basis for assessments representing approximately 78% of the total assessment, or $139.0 (including interest), but that rejection is subject to mandatory second-level appellate review. The balance of the assessment (approximately $39.0) was not affected. In the event that the assessments are upheld or reinstated in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company's outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

     Polish subsidiaries of the Company have been responding to Protocols of Inspection served by the Polish tax authorities in respect of 1999 and 2000 tax audits. The Protocols asserted tax deficiencies, penalties and accruing interest totaling approximately $30.0 at the exchange rate on the date of this filing: $16.0 primarily relating to the documentation of certain sales, and $13.5 relating to excise taxes. On July 29, 2003, the Company accepted a final assessment of approximately $0.6 in respect of the excise tax matter. The tax authorities have rejected the Company's factual assertions in connection with the documentation of sales matter and that matter has entered a second stage of proceeding at which the applicable legal conclusions will be determined. In the event that an assessment is finally established at the second stage of the proceedings, it may be necessary to pay the assessment in order to pursue further appeals, which may result in a charge to income. Management believes that there are meritorious defenses to the remaining proceeding and it is being vigorously contested. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in the remaining proceeding but management does not believe that the proceeding ultimately will have a material impact on the Consolidated Financial Statements.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2003, should not have a material adverse effect on the Consolidated Financial Statements.

7.  COMPREHENSIVE INCOME

    For the three and nine months ended September 30, 2003 and 2002, the components of comprehensive income were as follows:


                                                Three Months      Nine Months
                                            Ended September 30  Ended September 30
                                                2003     2002     2003     2002
                                             -------  -------  -------  -------
Net income                                   $ 133.1  $  90.3  $ 403.5  $ 341.6
  Other comprehensive income(loss):
    Foreign currency translation and
       transaction adjustments                  (7.7)   (35.0)    22.8    (96.9)
    Unrealized gains(losses) from available-
       for-sale securities                        .4     (2.7)     2.4     (4.8)
    Net derivative (losses)gains on cash
       flow hedges                               (.1)     2.3     (2.7)     1.4
                                             -------  -------  -------  -------
Comprehensive income                         $ 125.7  $  54.9  $ 426.0  $ 241.3
                                             =======  =======  =======  =======

     Cash flow hedges impacted other comprehensive income(loss) as follows:

                                                Three Months      Nine Months
                                             Ended September 30  Ended September 30
                                                2003     2002     2003     2002
                                             -------  -------  -------  -------
Net gains(losses) on derivative instruments  $    .2  $    .6  $  (2.8) $   1.2
Reclassification of (gains)losses to earnings    (.3)     1.7       .1       .2
                                             -------  -------  -------  -------
Net (decrease)increase to Other
    comprehensive income(loss)               $   (.1) $   2.3  $  (2.7) $   1.4
                                             =======  =======  =======  =======

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

Special Charges - Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax, or $.28 per share on a diluted basis) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statement of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges related to future cash expenditures. Approximately 75% of these cash expenditures were made by September 2003, with approximately 90% of total cash payments to be made by December 2003. All payments are funded by cash flow from operations.


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

     Special charges by category of expenditures were as follows:

                                                                           	 Accrued
                      Accrued                                                  Facility
                      Severance             Asset                              Rational-
                      and        Cost of    Impair-    Special     Contract    ization
                      Related    Sales      ment       Termination Termination and Other
                      Costs___   Charge__   Charge     Benefits    Costs       Costs      Total__

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

     Approximately 90% of the charge will result in future cash expenditures. Approximately 65% of these cash expenditures were made by September 2003, with over 90% of total cash payments to be made by December 2003. All payments will be funded by cash flow from operations.

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
                      America*   U.S.       America    Europe    Pacific   Other      Total__

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

*Excludes amounts related to the U.S.

(1) The majority of the special charge within the North America segment related to the closure of a manufacturing facility in Canada and the transition of production to existing facilities in the U.S.
(2) The special charge within the U.S. segment primarily related to workforce reduction programs within the sales and supply chain functions.
(3) The majority of the special charge within the Latin America segment included workforce reduction programs (across numerous functional areas) in Argentina, Central America and in Venezuela.
(4) The special charge within Europe primarily related to the restructuring of the sales force in certain Western European markets, as well as the closure of a distribution facility in Italy.
(5) The special charge within the Pacific segment primarily related to supply chain initiatives in Japan, Australia and the Philippines. In addition, the special charge included costs associated with the closure of stores and a procurement center in Hong Kong and the closure of a store and office in Singapore, as well as contract cancellation fees and other costs resulting from the shutdown of certain sales branches in Malaysia.
(6) The Corporate and other special charge was the result of a workforce reduction program primarily within the information technology department.

<Caption
     2002 Special charges (net of adjustment to the 2001 charges) by category of expenditures were as follows:


                                 Accrued
                                 Severance     Cost of       Contract
                                 and Related   Sales         Termination
                                 Costs         Charge        Costs         Other Costs   Total____

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

     Contract termination costs primarily represent lease buyout costs related to store and branch closures (primarily Pacific) and contract cancellation fees with storeowners (Pacific).

     Other costs primarily represent administrative expenses associated with a facility rationalization, employee and union communication costs, pension termination benefits and legal and professional fees (primarily Europe).

Liability Balances for Special Charges

     The liability balances for Special charges at September 30, 2003, were as follows:

                    Accrued
                    Severance               Asset
                    and         Cost of    Impair   Special       Contract
                    Related     Sales        ment   Termination   Termination   Other
                    Costs       Charge     Charge   Benefits      Costs         Costs    Total
2001 Charges:

Balance at
 December 31, 2002  $   27.1         -          -             -            -    $  2.7   $ 29.8
 Foreign exchange        (.7)        -          -             -            -       (.1)     (.8)
 Cash payments         (12.2)        -          -                          -       (.6)   (12.8)

Balance at
 Sept. 30, 2003     $   14.2    $    -     $____-     $            $       -    $  2.0   $ 16.2


2002 Charges:

Balance at
 December 31, 2002  $   30.8    $     -    $     -  $       -     $     1.0     $   2.2  $ 34.0
 Foreign exchange        2.9          -          -          -            .2          .5     3.6
 Cash payments         (18.5)         -          -          -             -     $   (.6)  (19.1)

Balance at
 Sept. 30, 2003     $   15.2    $     -    $___ _-  $       -     $     1.2     $   2.1  $ 18.5

     The liability balances and employee terminations by business segment were as follows:


2001 Charges:
                                                                               Corporate
                           North                Latin                          and
                           America*     U.S.    America    Europe    Pacific   Other     Total__

Total Accrued charges      $  17.7   $  26.1    $  24.1   $  15.3    $     -  $  14.2    $  97.4
Less:  Foreign exchange          -         -       (3.1)      1.3          -        -       (1.8)
Less:  Expenses charged      (14.9)    (18.8)     (10.4)    (15.5)         -    (12.5)     (72.1)
Less:  Adjustment             (2.0)     (4.4)         -         -          -      (.9)      (7.3)
Balance at
   Sept. 30, 2003          $    .8(a)$   2.9(b) $  10.6(c)$   1.1(d) $     -  $    .8(e) $  16.2

Number of planned employee
   terminations                362       460      2,007       533          -      125      3,487

Remaining employee
   terminations at
   Sept. 30, 2003                -         -        935         2          -        -        937

*Excludes amounts related to the U.S.

(a)	The majority of the remaining liability relates to remaining amounts payable to employees already receiving severance as a result of the closure of Avon's jewelry manufacturing facility in Puerto Rico. The facility was closed in September 2002, with substantially all remaining severance payments to be made in 2003.
(b)	The majority of the remaining liability relates to employee severance costs resulting from the closure of a manufacturing facility in
Suffern, NY.  Employee terminations were effectively completed in June
2003, with a majority of the remaining severance payments to be completed by December 2003.
(c)	The majority of the remaining liability relates to employee severance costs resulting from a facility rationalization in Mexico.  The facility project includes the closure of a manufacturing and distribution facility, a construction plan to expand an existing facility and the moving of the manufacturing and distribution functions on a staged basis to a newly constructed site.  The workforce will be terminated over a transition period through 2004
(700 in 2002, 500 in 2003 and 600 in 2004).  The distribution facility was closed in October 2002.  Construction of the manufacturing facility was substantially completed in the second quarter of 2003. Transition of production to the new facility began in the third quarter of 2003 and will continue through December 2004.
(d)	The majority of the remaining liability relates to a facility rationalization in the United Kingdom. The facility closure was announced in 2002; however, severance benefits were not paid immediately since employees were retained during the migration of production. Employee terminations were effectively completed in the second quarter of 2003, in accordance with the plan.
(e)The remaining liability relates to remaining amounts payable to employees already receiving severance.


2002 Charges:
                                                                                Corporate
                            North               Latin                           and
                          America*      U.S.    America   Europe     Pacific    Other        Total__

Total Accrued Charges     $   4.7    $   6.2    $   4.1   $  17.5    $   7.2    $    3.9     $ 43.6
Add:  Foreign Exchange         .6          -         .3       2.5         .2           -        3.6
Less:  Expenses Charged      (3.3)      (3.4)      (2.8)     (9.6)      (6.5)       (3.1)     (28.7)
Balance at
   Sept. 30, 2003         $   2.0(a) $   2.8(b) $   1.6(c)$  10.4(d)  $   .9(e) $     .8(f) $  18.5

Number of planned employee
   terminations               152        179        241       302        119          41      1,034

Remaining employee
   terminations at
   Sept. 30, 2003              39         47         98       104         -            -        288
*Excludes amounts related to the U.S.

(a)	The majority of the remaining liability relates to employee severance costs resulting from the closure of a manufacturing facility in
Canada and the transition of production to existing facilities in the
U.S. Employee terminations began in March 2003, with the majority of payments to be made by December 2003.
(b)	The majority of the remaining liability relates to employee severance costs associated with workforce reduction programs within the sales and supply chain functions.  Employee terminations began in December
2002, with a majority of payments to be made by December 2003.
(c)	The majority of the remaining liability relates to employee severance costs associated with workforce reduction programs in Argentina.
Employee terminations began in October 2002, with a majority of payments to be made by December 2003.
(d)	The majority of the remaining liability relates to employee severance costs associated with sales force reductions in certain Western
European markets and the closure of a distribution facility in Italy, which was completed in the third quarter of 2003.  Employee
terminations for the various initiatives began in November 2002, with a majority of payments to be made by December 2003.
(e)	The majority of the remaining liability relates to employee severance costs related to supply chain initiatives.  Employee terminations began in December 2002, with a majority of payments made by March
2003.  The procurement center in Hong Kong, the store and office in
Singapore and 15 sales branches in Malaysia were closed in 2002.
(f)	The remaining liability relates to remaining amounts payable to employees already receiving severance.

9.  SEGMENT INFORMATION

    Summarized financial information concerning Avon's reportable segments was as follows:

                                           Three Months Ended September 30,
                                  -------------------------------------------
                                          2003                    2002
                                  --------------------    -------------------
                                     Net     Operating      Net     Operating
                                    Sales      Profit      Sales      Profit
                                  --------    --------    --------   --------

North America:
      U.S.                        $  509.5    $   79.0    $  477.7    $  78.0
      U.S. Retail*                       -         (.2)         .5       (4.7)
      Other**                         69.2         3.2        71.6        9.2
                                  --------    --------    --------    --------
      Total North America            578.7        82.0       549.8       82.5
                                  --------    --------    --------    --------
International:
      Latin America***               460.6       109.9       405.4       98.2
      Europe                         349.9        52.7       283.6       34.4
      Pacific                        224.0        34.4       210.0       33.2

                                  --------    --------    --------    --------
      Total International          1,034.5       197.0       899.0      165.8
                                  --------    --------    --------    --------
Total from operations             $1,613.2    $  279.0    $1,448.8    $ 248.3

Global expenses                          -       (68.0)          -      (57.3)
Special charges (Note 8)                 -           -           -      (36.3)
                                  --------    --------    --------   --------
Total                             $1,613.2    $  211.0    $1,448.8    $ 154.7
                                  ========    ========    ========   ========

*U.S. Retail was closed in 2003.
**Includes Canada, Dominican Republic, Puerto Rico and Avon Centre. Beginning July 1, 2003, Avon Centre was included in Other whereas in prior periods it had been included in U.S. Retail. Prior periods have been reclassified to reflect this change. Beginning January 1, 2003, the Dominican Republic was included in North America whereas in prior periods it had been included in Latin America. Prior periods have been reclassified to reflect this change.
***Avon's operations in Mexico reported Net sales for 2003 and 2002 of $161.3 and $159.7, respectively, and Operating profit for 2003 and 2002 of $44.2 and $41.2, respectively. Avon's operations in Brazil reported Net sales for 2003 and 2002 of $142.2 and $121.6, respectively, and Operating profit for 2003 and 2002 of $29.3 and $28.5, respectively.

                                          Nine Months Ended September 30,
                                  -------------------------------------------
                                          2003                    2002
                                  --------------------    -------------------

                                     Net     Operating      Net     Operating
                                    Sales      Profit      Sales      Profit
                                  --------    --------    --------   --------

North America:
      U.S.                        $1,540.1    $  288.4    $1,488.5    $ 282.5
      U.S. Retail*                       -       (20.7)         .3      (15.9)
      Other**                        213.4        17.2       211.8       30.8
                                  --------    --------    --------    -------
      Total North America          1,753.5       284.9     1,700.6      297.4
                                  --------    --------    --------    -------
International:
      Latin America***             1,260.2       281.7     1,235.7      258.3
      Europe                       1,054.6       174.5       802.6      116.2
      Pacific                        650.4       105.0       595.5       89.4

                                  --------    --------    --------    -------
      Total International          2,965.2       561.2     2,633.8      463.9
                                  --------    --------    --------    -------

Total from operations             $4,718.7    $  846.1    $4,334.4    $ 761.3

Global expenses                                 (191.7)          -     (175.3)
Special charges (Note 8)                 -           -           -      (36.3)
                                  --------    --------    --------    -------
Total                             $4,718.7    $  654.4    $4,334.4    $ 549.7
                                  ========    ========    ========    =======

*U.S. Retail was closed in 2003. 2003 operating profit for U.S. Retail includes costs of $18.3 related to severance and asset write-downs (see
Note 12, Other Information).
**Includes Canada, Dominican Republic, Puerto Rico and Avon Centre. Beginning July 1, 2003, Avon Centre was included in Other whereas in prior periods it had been included in U.S. Retail. Prior periods have been reclassified to reflect this change. Beginning January 1, 2003, the Dominican Republic was included in North America whereas in prior periods it had been included in Latin America. Prior periods have been reclassified to reflect this change.
***Avon's operations in Mexico reported Net sales for 2003 and 2002 of $492.5 and $485.1, respectively, and Operating profit for 2003 and 2002 of $137.3 and $116.4, respectively. Avon's operations in Brazil reported Net sales of $351.7 and $367.6, respectively, and Operating profit for 2003 and 2002 of $63.5 and $71.9, respectively.

The following table presents consolidated Net sales by classes of principal products as follows:

                          Three Months            Nine Months
                        Ended September 30     Ended September 30
                               2003        2002        2003       2002
                             --------    --------    --------    --------
Beauty*                      $1,075.9    $  931.9    $3,172.3    $2,790.5
Beauty Plus**                   300.0       289.0       887.5       888.9
Beyond Beauty***                237.3       227.9       658.9       655.0
                             --------    --------    --------    --------
Total Net sales              $1,613.2    $1,448.8    $4,718.7    $4,334.4
                             ========    ========    ========    ========

*Beauty includes cosmetics, fragrance and toiletries.
**Beauty Plus includes fashion jewelry, watches, apparel and accessories. ***Beyond Beauty includes home products, gift and decorative products, and candles.

     Sales from Health and Wellness products and the mark. brand are included among the three categories based on product segmentations.

10.  DEBT AND FINANCIAL INSTRUMENTS

     In April 2003, the callholder exercised the call option associated with the $100.0 of 6.25% putable/callable notes scheduled to mature in 2018, and
thus became the sole noteholder of these notes.   Pursuant to an agreement
with the sole noteholder, Avon modified the putable/callable notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. Interest was payable semi-annually. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. On May 13, 2003, $125.0 principal amount of registered senior notes (the "4.625% Notes") were issued to the public in exchange for the modified notes held by the sole noteholder. No cash proceeds were received by the Company. These notes mature on May 15, 2013, and bear interest at a per annum rate of 4.625%, payable semi-annually. The 4.625% Notes were issued under the Company's $1,000.0 shelf registration statement.

     On May 1, 2003, the Company entered into a 10-year interest rate swap agreement with a notional amount of $125.0 to effectively convert the fixed interest rate on the 4.625% Notes to a variable interest rate, based on LIBOR. The swap permits either party to terminate the swap at the end of seven years.

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in December 2002, with a notional amount of $100.0 was settled and Avon recorded a loss of $2.8. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the issuance of the 4.20% Notes, discussed below. Accordingly, the loss was recorded in Accumulated Other Comprehensive Income ("OCI") and is being amortized to interest expense over 10 years.


     On May 9, 2003, a treasury lock agreement, which Avon had entered into in February 2003, with a notional amount of $75.0 was settled and Avon recorded a gain of $0.1. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the issuance of the 4.20% Notes, discussed below. Accordingly, the gain was recorded in Accumulated OCI and is being amortized to interest expense over 10 years.

     On June 12, 2003, Avon issued a redemption notice to the holders of the zero coupon convertible senior notes due 2020 (the "Convertible Notes") that it had elected to redeem the Convertible Notes on July 12, 2003. On July 11, 2003, the holders of $48.3 of the Convertible Notes converted their notes into approximately 751,000 shares of Avon Common Stock in accordance with the conversion feature of the Convertible Notes. The conversion reduced Treasury stock by $13.7 and increased Additional-paid-in-capital by $34.6. On July 12, 2003, Avon redeemed the remaining Convertible Notes, which were originally issued in 2000, by paying $399.0, which represented the redemption price of $531.74 for each $1,000 principal amount at maturity of Convertible Notes that was then outstanding. As a result of the redemption, deferred issuance costs related to the Convertible Notes of approximately $6.4 were expensed to other (income)expense in the third quarter.

     On June 23, 2003, Avon issued to the public $250.0 principal amount of registered senior notes (the "4.20% Notes") under the Company's $1,000.0 shelf registration statement. The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The net proceeds were used to repay a portion of Avon's outstanding convertible notes, discussed above.

     On June 23, 2003, Avon entered into two 15-year interest rate swap contracts with notional amounts that totaled $250.0 to effectively convert the fixed interest on the 4.20% Notes to a variable interest rate, based on LIBOR.

     On October 8, 2003, Avon terminated two interest rate swap contracts, each of which had a notional amount of $100.0 and had been previously scheduled to terminate on November 15, 2004. These swaps had effectively converted the fixed interest rate on the $200.0 6.90% Notes due 2004 ("6.90% Notes") to a floating rate based on LIBOR, with the interest rate set at the beginning of each calculation period.

     At inception, the terminated swaps had been designated as hedges of Avon's 6.90% Notes and accordingly both the interest rate swaps and underlying debt were adjusted to reflect their fair values at termination. Effective with the termination of these swaps, the fair value adjustment to the underlying debt of $12.1 is being amortized over the remaining term of the 6.90% Notes.

     Simultaneous with the termination of those swaps, Avon entered into two new interest rate swap contracts, each with a notional amount of $100.0 and which are scheduled to terminate on November 15, 2004, to effectively convert the fixed interest rate on the 6.90% Notes to a floating rate based on LIBOR, with the interest rate set at the end of each calculation period. The new swaps have been designated as hedges of the 6.90% Notes.


11. SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                    Three Months            Nine Months
                                 Ended September 30      Ended September 30
                                          2003        2002        2003        2002
                                      --------    --------    --------    --------
Foreign exchange losses (gains), net  $    3.5    $   (2.0)   $   12.3    $  (18.7)
Amortization of debt issue and other
    financing costs (See Note 10)          8.1         1.7        12.1         5.0
Other                                      (.6)        0.2        (1.8)       (0.7)
                                      --------    --------    --------    --------
Other expense (income), net           $   11.0    $   (0.1)   $   22.6    $  (14.4)
                                      ========    ========    ========    ========


12.  OTHER INFORMATION

    In January 2003, Avon announced that it had agreed with J.C. Penney to end the business relationship pursuant to which Avon's beComing line of products had been carried in approximately 90 J.C. Penney stores. The beComing brand is now being sold through Avon's direct selling channel in the U.S., exclusively by Avon Beauty Advisors, who are independent Avon sales Representatives with specialized beauty product training and consultative selling skills. For the nine months ended September 30, 2003, costs associated with ending this business relationship were $18.3, including severance costs ($4.1), asset and inventory write-downs ($12.1) and other related expenses ($2.1). These costs, which were incurred in the first and second quarters, were included in the Consolidated Statements of Income in Marketing, distribution and administrative expenses ($10.5) and in Cost of sales ($7.8).

13. ACQUISITION

     In the second quarter of 2003, Avon purchased the outstanding 50% of shares in its Turkish joint venture business, Eczacibasi Avon Kozmetik
(EAK) from its partner, Eczacibasi Group, for $18.4, including transaction costs. As a result of the acquisition agreement, Avon consolidated the remaining 50% of its Turkish joint venture business in the second quarter of 2003. Prior to the second quarter of 2003, the investment was accounted for under the equity method. The impact on Net sales and Operating profit for the three month period was $12.7 and $3.6, respectively, and for the nine-month period was $26.6 and $7.1, respectively. Avon Turkey is included in Avon's European operating segment. Avon allocated approximately $17.0 of the purchase price to goodwill.

14.	INCOME TAXES

     The effective tax rate was impacted favorably by tax audit settlements in the second and third quarters of 2003, which reduced the effective rate by approximately 2.0 points and 1.4 points in the three and nine-month periods, respectively. Additionally, the third quarter rate was impacted favorably by an IRS interest refund, which reduced the effective tax rate in the three-month period by approximately 1.1 points.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions, except per share data)

RESULTS OF OPERATIONS-THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

Consolidated
                               Three-Month Period             Nine-Month Period
                          -----------------------------  ----------------------------
                                               Favorable                   Favorable
                                             (Unfavorable)               (Unfavorable)
                                                %/Point                      %/Point
                               2003      2002    Change     2003     2002     Change
                           --------  --------  --------  --------  --------  --------
Net sales                  $1,613.2  $1,448.8       11%  $4,718.7  $4,334.4       9%
Total revenue               1,629.4   1,463.4       11    4,766.8   4,374.2       9
Cost of sales                 606.9     566.8       (7)   1,801.2   1,696.3      (6)
Marketing, distribution and
   administrative expenses    811.5     707.6      (15)   2,311.2   2,093.9     (10)
Special charges, net              -      34.3        -          -      34.3       -
Operating profit              211.0     154.7       36      654.4     549.7      19
Interest expense                6.5      14.2       54       27.0      40.5      33
Interest income                (2.8)     (2.9)       -       (8.3)    (10.9)    (24)
Other expense, (income) net    11.0      (0.1)       -       22.6     (14.4)      -
Net income                    133.1      90.3       47      403.5     341.6      18
Diluted earnings per share $    .56  $    .38       47   $   1.69  $   1.42      19

Gross margin                   62.8%     61.3%     1.5       62.2%     61.2%    1.0
Marketing, distribution        49.8%     48.4%    (1.4)      48.5%     47.9%    (.6)
   and administrative expense
   % to Total revenue
Operating margin               13.0%     10.6%     2.4       13.7%     12.6%    1.1
Effective tax rate             31.3%     35.8%     4.5       33.2%     35.1%    1.9

Units Sold                                           3%                           5%
Active Representatives                              10%                          13%

Net Sales

     Net sales growth was driven by an increase in the number of active Representatives, with dollar increases in all regions. Excluding the impact of foreign currency exchange, consolidated Net sales increased 9% and 10% in the three and nine-month periods, respectively, with increases in all regions.

     Net sales in the three-month period was also driven by a 15% increase in Beauty Sales (reflecting strong increases in the fragrance, skin care, personal care and color categories), and to a lesser extent, increases in Beyond Beauty sales of 4% and Beauty Plus sales of 4%.

     Net sales in the nine-month period was also driven by a 14% increase in Beauty sales (including strong increases in the fragrance, skin care, personal care and color categories), and to a lesser extent, an increase in Beyond Beauty sales of 1%.


<PAGE
Gross Margin

     Gross margin improved in the three-month period due to increases in all regions as follows: Europe (2.3 points, which increased consolidated gross margin by .5 point), Latin America (1.3 points, which increased consolidated gross margin by .4 point), the Pacific (2.5 points, which increased consolidated gross margin by .4 point) and North America (.2 point, which increased consolidated gross margin by .1 point). Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .1 point).

     Gross margin improved in the nine-month period due to increases in all regions as follows: the Pacific (2.2 points, which increased consolidated gross margin by .3 point), Latin America (.9 point, which increased consolidated gross margin by .3 point), Europe (1.1 points, which increased consolidated gross margin by .3 point) and North America (.1 point, which increased consolidated gross margin by less than .1 point). Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .1 point).

     The gross margin improvements in the three and nine-month periods discussed above include incremental net savings across all geographic segments associated with Business Transformation initiatives (including supply chain and marketing initiatives), which favorably impacted consolidated gross margin by 1.4 points and 1.3 points, respectively. Gross margin in the nine-month period of 2003 also included $7.8 of inventory write-downs related to the repositioning of the beComing line of products, which decreased consolidated gross margin in the nine-month period by .2 point (see Note 12, Other Information).

     See the "Segment Review" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

Marketing, Distribution and Administrative Expenses

     Marketing, distribution and administrative expenses increased $103.9 in the three-month period of 2003 primarily due to an 11% sales increase (which resulted in an increase in expenses of approximately $44.0), an increase in consumer and strategic investments of $31.0 (including spending on the brochure and Sales Leadership), an increase in marketing expenses of $18.2 (including merchandising and public relations), an increase in domestic pension expense of approximately $7.0, merit salary increases of approximately $6.0 for certain marketing, distribution and administrative personnel around the world, and expenses of $5.9 related to Avon's Turkish subsidiary which was consolidated beginning in the second quarter of 2003 (see Note 13, Acquisition). These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon's Business Transformation initiatives of approximately $19.0.

     Pension expense for full year 2003 related to the domestic plan is expected to increase in the range of $20.0 to $25.0 primarily due to negative investment returns in 2001 and 2002.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses increased 1.4 points in the three-month period of 2003 due to higher expense ratios in Latin America (1.7 points, which increased the consolidated ratio by .5 point), the Pacific (3.0 points, which increased the consolidated ratio by .4 point), and North America (1.0 point, which increased the consolidated ratio by .4 point), as well as higher global expenses (which increased the consolidated ratio by .2 point), partially offset by a lower expense ratio in Europe (.6 point, which reduced the consolidated ratio by .1 point).

     Marketing, distribution and administrative expenses increased $217.3 in the nine-month period of 2003 primarily due to a 9% sales increase (which resulted in an increase in expenses of approximately $106.0), an increase in consumer and strategic investments of $54.0 (including spending on the brochure and Sales Leadership), an increase in marketing expenses of $36.4 (including merchandising and public relations), merit salary increases of approximately $18.0 for certain marketing, distribution and administrative personnel around the world, an increase in domestic pension expense of approximately $17.0, expenses of $11.3 related to Avon's Turkish subsidiary which was consolidated beginning in the second quarter of 2003 (see Note 13, Acquisition) and costs of $10.5 (severance and asset write-downs) associated with the repositioning of the beComing line of products (see Note 12, Other information). These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon's Business Transformation initiatives of approximately $59.0.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses increased .6 point in the nine-month period of 2003 due to higher expense ratios in North America (1.4 points, which increased the consolidated ratio by .5 point) and the Pacific (1.1 points, which increased the consolidated ratio by .1 point), partially offset by lower expense ratios in Europe (1.0 points, which reduced the consolidated ratio by ..2 point) and Latin America (.5 point which reduced the consolidated ratio by ..1 point). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .3 point).

     See the "Segment Review" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

Other Expense (Income)

     Interest expense decreased in the three and nine-month periods of 2003 primarily as a result of continued declines in domestic interest rates.

     Interest income decreased in the three and nine-month periods of 2003 primarily due to lower average Cash and cash equivalent balances and lower domestic interest rates in 2003.

     Other expense (income), net was unfavorable in the three and nine-month periods of 2003 as compared to 2002 by $11.1 and $37.0, respectively, primarily due to unfavorable foreign exchange of $5.5 and $31.0, respectively, and the write-off of deferred debt issue costs of $6.4 in the third quarter of 2003 related to Avon's convertible notes (Note 10, Debt and Financial Instruments). The foreign exchange variance in the three-month period was primarily comprised of net foreign exchange gains of $.2 in 2003 as compared to $3.8 in 2002 on net U.S. dollar denominated assets primarily in Argentina, Venezuela, Brazil and Mexico. The foreign exchange variance in the nine-month period was primarily comprised of net foreign exchange losses of $2.9 in 2003 as compared to gains of $30.1 in 2002 on net U.S. dollar denominated assets primarily in Argentina, Venezuela, Brazil, and Mexico.

     Avon anticipates that the overall foreign exchange variance will continue to be unfavorable in the fourth quarter of 2003 versus the same period in 2002, reflecting higher foreign exchange losses in 2003.

Effective Tax Rate

     The effective tax rate was lower in the three and nine-month periods of 2003 primarily due to tax audit settlements in the second and third quarters, which reduced the effective rate by approximately 2.0 points and
1.4 points in the three and nine-month periods, respectively. Additionally, the third quarter rate was impacted favorably by an IRS interest refund, which reduced the effective tax rate by approximately 1.1 points, and changes in the earnings mix and tax rates of international subsidiaries.
The tax rate in the fourth quarter of 2003 is projected to be approximately 34.8%, which would result in a full-year effective tax rate of approximately 33.8%.


Segment Review

North America
                        Three-Month Period              Nine-Month Period
                   ----------------------------   ----------------------------
                                        %/Point                        %/Point
                       2003      2002    Change       2003      2002    Change
                   --------  --------  --------   --------  --------  --------
Net sales            $578.7    $549.8        5%   $1,753.5  $1,700.6        3%
Operating profit       82.0      82.5       (1%)     284.9     297.4       (4)%
Operating margin       13.9%     14.7%     (.8)       16.0%     17.2%    (1.2)

Units Sold                                   3%                             3%
Active Representatives                       2%                             3%

     The U.S. business, which represents approximately 90% of the North American segment, reported sales increases of 7% and 3% in the three and nine-month periods, respectively, resulting from increases in units, due to successful new product launches, and a higher number of active
Representatives, reflecting growth of the Sales Leadership program.

     On a category basis, the 2003 sales increase in the three-month period in the U.S. was driven by increases in Beauty sales of 9% (reflecting increases in the skin care category and the launch of "mark.", a new product line targeted to young women), Beauty Plus sales of 6% and Beyond Beauty sales of 2%.

     On a category basis, the 2003 sales increase in the nine-month period in the U.S. was driven by an increase in Beauty sales of 10% (reflecting increases in the skin care and personal care categories), partially offset by declines in Beyond Beauty sales of 7% and Beauty Plus sales of 1%. In the first half of 2003, a temporary disruption caused by severe snowstorms and the impact of the war in Iraq on consumer spending contributed to declines in the Beyond Beauty and Beauty Plus categories.

     The decreases in operating margin in North America for the three and nine-month periods were most significantly impacted by the following markets:

*	Operating margin in the U.S. declined in the three and nine-month periods (which decreased segment margin by .7 point and .3 point, respectively) primarily due to an unfavorable expense ratio.  The unfavorable expense ratio in both periods was driven by incremental consumer and strategic spending in support of "mark.", Sales Leadership and the brochure, and to a lesser degree higher pension-related costs.
In the nine-month period, the unfavorable expense ratio was partially offset by an improvement in gross margin mainly due to a favorable mix of products sold and supply chain savings resulting from supply chain initiatives associated with Business Transformation.
*	Operating margin for the U.S. Retail business declined significantly in the nine-month period (which decreased segment margin by .3 point)
resulting from costs of $18.3 in 2003 associated with the repositioning of the beComing line of products (see Note 12, Other Information), partially offset by operating losses in 2002, which were not repeated in
2003 due to the repositioning of the brand.  Additionally, operating margin in North America for the three-month period improved by .8 point due to operating losses of the U.S. Retail business reported in 2002, which were eliminated in 2003 after the brand was repositioned in the first quarter.
*	In Canada, operating margin declined in both periods (which decreased segment margin by .4 point in both periods) primarily due to an unfavorable expense ratio resulting from expenses associated with
Business Transformation initiatives.
*	In the Dominican Republic, operating margin declined in both periods
(which decreased segment margin by .4 point and .2, respectively). The Dominican Republic is facing a significant economic and currency crisis that appears to be largely precipitated by the failure of the country's second largest bank. As a result, the Dominican peso has devalued by approximately 40% since the beginning of 2003. The International
Monetary Fund has negotiated a financial assistance package with the Dominican government; however, the government is facing difficulties in reaching the IMF targets as the economy continues in crisis. As a result of this crisis and local operational weakness, the U.S. dollar results of Avon's business in the Dominican Republic will be negatively impacted in 2003. In 2002, the Dominican Republic represented approximately 1% of Avon's consolidated Net sales and approximately 2% of consolidated Operating profit.

Europe
                       Three-Month Period               Nine-Month Period
                  -----------------------------   ------------------------------
                                 %/Point Change                   %/Point Change
                                  -------------                   --------------
                                          Local                            Local
                    2003    2002     US$ Currency   2003    2002     US$  Currency
                  ------  ------  ------ ------  -------  ------  ------  ------
Net sales         $349.9  $283.6     23%    14% $1,054.6  $802.6     31%     19%
Operating profit    52.7    34.4     53%    48%    174.5   116.2     50%     42%
Operating margin    15.0%   12.1%   2.9    2.9      16.5%   14.4%   2.1     2.1

Units Sold                                   9%                              17%
Active Representatives                      13%                              23%

     Net sales increased in U.S. dollars and local currencies in both periods driven by growth in units and the number of active Representatives with the following markets having the most significant impact:

*	In the markets of Central and Eastern Europe, Net sales in U.S. dollars and local currencies grew significantly in both periods primarily driven by increases in Russia.  In Russia, U.S. dollar and local currency sales grew significantly in both periods reflecting growth in units and active Representatives resulting from expansion into new geographic regions, improved access to products through additional sales centers and the success of the Sales Leadership Program.  In the three-month period, Net sales in Central and Eastern Europe were negatively impacted by a slower rate of unit growth driven primarily by a shift in product mix.
*	In Western Europe, Net sales in U.S. dollars and local currencies increased in both periods mainly due to an increase in the United
Kingdom resulting from growth in active Representatives. Additionally, in the second quarter of 2003, Avon began consolidating its Turkish subsidiary which increased Net sales by $12.7 and $26.6 in the three and nine-month periods of 2003, respectively, and favorably impacted unit growth in Europe in the three and nine-month periods by 3.0 points and 2.0 points, respectively (see Note 13, Acquisition).

     The increases in operating margin in the three and nine-month periods in Europe were most significantly impacted by the following markets:

*	In Western Europe, operating margin improved in both periods (which increased segment margin by 2.5 points and 1.5 points in the three and nine-month periods, respectively) primarily due to a higher gross margin resulting from lower product costs, due to supply chain benefits including the closure of a manufacturing facility in the United Kingdom, price increases in certain markets and the exit of certain non-core categories.
*	In South Africa, operating margin declined in both periods (which decreased segment margin by 1.3 points and .7 point, respectively)
resulting from inventory adjustments in that market.
*	In Central and Eastern Europe, operating margin improved in both periods
(which increased segment margin by .7 point in both periods) primarily due to an improvement in gross margin in nearly all markets in the region. In the three-month period, the improvement in gross margin was partially offset by an increase in the expense ratio (mainly in Russia and Poland). In Russia, the gross margin improvement resulted from a change in pricing strategy and the elimination of sales tax in July
2003. In Russia, the increase in the expense ratio in the three-month period was driven by investments in additional distribution centers and an increase in advertising. In Poland, the gross margin improvement was driven by lower consumer motivation programs such as gift with purchase, and pricing strategies. In Poland, the higher expense ratio resulted from an increase in consumer and strategic investments (primarily advertising)



Latin America
                       Three-Month Period                 Nine-Month Period
                  ------------------------------   ------------------------------
                                  %/Point Change                   %/Point Change
                                  --------------                   --------------
                                           Local                            Local
                    2003    2002     US$  Currency   2003    2002     US$  Currency
                  ------  ------  ------  ------   ------  ------  ------  ------
Net sales         $460.6  $405.4     14%     14% $1,260.2 $1,235.7      2%     16%
Operating profit   109.9    98.2     12%     13%    281.7    258.3      9%     21%
Operating margin    23.8%   24.2%   (.4)    (.4)     22.3     20.9    1.4     1.4

Units Sold                                    1%                                1%
Active Representatives                       11%                               13%


     Net sales increased in U.S. dollars and local currencies in both periods, reflecting growth in active Representatives.
*	In Argentina, Net sales in U.S. dollars and local currency increased significantly in both periods, primarily driven by stabilization of that country's economy, as well as growth in active Representatives and successful new product launches.
*	In Brazil, Net sales increased in the three-month period in U.S. dollars and local currency due to an increase in the number of active
Representatives, new product launches and sales of higher-priced items.
Net sales in U.S. dollars decreased in the nine-month period due to the negative impact of foreign exchange, but increased in local currency, reflecting an increase in the number of active Representatives.
Although local currency sales increased in both periods, units declined due to a shift in product mix towards higher priced products.
*	In Mexico, Net sales increased in both periods in U.S. dollars and local currency, benefiting from growth in active Representatives, new product launches, and sales promotion offers. Although local currency sales increased in the three-month period, units declined due to a shift in product mix towards higher priced products.
*	In Venezuela, Net sales increased in the three-month period in U.S.
dollars and local currency driven by growth in active Representatives .
Net sales in U.S. dollars decreased in the nine-month period due to the negative impact of foreign exchange, but increased in local currency, primarily due to growth in active Representatives, partially offset by external factors such as the national strike that lasted until February
2003 and the exchange rate control imposed by the Venezuelan government in February 2003.

     The decrease in operating margin in Latin America in the three-month period and the increase in operating margin in Latin America in the nine-month period were most significantly impacted by the following markets:

*	In Brazil, operating margin decreased in both periods (which decreased segment margin by .9 point and .4 point, respectively) primarily due to an increase in the expense ratio resulting from incremental consumer and strategic investments such as spending on advertising, sampling and the brochure, and higher distribution costs.
*	In Mexico, operating margin increased (which increased segment margin by
..5 point and 1.5 points, respectively in both periods) due to an improvement in gross margin resulting from the introduction of products with higher margins and a favorable mix of products sold. Operating margin in the nine-month period benefited from a lower expense ratio, reflecting savings associated with Business Transformation initiatives, including a gain from the sale of property in Mexico City as the Company transitioned to a new distribution center in Celaya, partially offset by an increase in consumer and strategic investments such as spending on advertising, sampling and the brochure.

*	In Argentina, operating margin increased (which increased segment margin by .6 point in both periods) primarily due to improvement in the expense ratio driven by a significant increase in local currency sales and lower logistical costs. Additionally, gross margin improved in both periods due to pricing strategies and savings associated with supply chain
Business Transformation initiatives.
*	In Venezuela, operating margin increased in the three-month period (which increased segment margin by .3 point) due to an increase in gross margin resulting from pricing strategies, a favorable mix of products sold and supply chain savings related to Business Transformation initiatives.
Operating margin decreased in the nine-month period (which decreased segment margin by .1 point) due to an increase in the expense ratio reflecting external impacts from the first quarter strike and ongoing exchange rate control, incremental consumer and strategic investments such as spending on the brochure, and expenses related to new Representative training programs.

     Operating margin in both periods was negatively impacted by greater contributions from countries with lower operating margins (which reduced segment margin by .3 point and .1 point, respectively).

     In February 2003, the Venezuelan government implemented exchange controls and fixed the exchange rate for the Venezuelan bolivar ("VEB") at 1598 per U.S. dollar. This was done in response to a drop in foreign currency reserves resulting from the virtual shut down of the country's oil export sector. Since then, higher oil production and exports have resumed, increasing foreign currency reserves, although economic growth continues to be hampered by the lack of foreign exchange being made available to local importers. The country's political and economic situation continues to impact Avon's ability to conduct normal business operations as well as to obtain foreign currency to pay for imported products. The lack of foreign currency has required Avon's subsidiary in Venezuela ("Avon Venezuela") to rely on parent company support in order to continue importing material for its operations. In October 2003, Avon Venezuela received approval from the Venezuelan authorities to remit a $14.5 dividend to its parent company at the official rate of 1598 VEB per US Dollar. Avon Venezuela's results of operations in U.S. dollars have been and will continue to be negatively impacted until there is a significant improvement in the country's political and economic situation and foreign currency is made available to importers.

     Since January 1, 2003, Avon has used the official rate of 1598.0 (VEB) for one U.S. dollar to translate the financial statements of Avon Venezuela into U.S. dollars. For the three and nine-months ended September 30, 2003, Avon Venezuela's Net sales represented approximately 2% of consolidated Net sales. For the three and nine-months ended September 30, 2003, Avon Venezuela's Operating profit represented approximately 5% and 3%, respectively, of consolidated operating profit. As of September 30, 2003, Avon Venezuela's Total assets and Total liabilities represented approximately 2% and 1% of consolidated Total assets and Total liabilities, respectively. An increase of 100 VEB in the exchange rate used to translate the financial statements of Avon Venezuela would have decreased Avon Venezuela's Net income for the three and nine-month periods ended September 30, 2003, by $.6 and $1.1, respectively, and would have decreased equity as of September 30, 2003, by $3.1.


Pacific
                         Three-Month Period               Nine-Month Period
                  -------------------------------    ------------------------------
                                  %/Point Change                    %/Point Change
                                  ---------------                    ----------------
                                            Local                              Local
                    2003    2002     US$  Currency     2003    2002     US$  Currency
                  ------  ------  ------   ------    ------  ------  ------  --------
Net sales         $224.0  $210.0      7%       5%    $650.4  $595.5       9%     6%
Operating profit    34.4    33.2      4%       2%     105.0    89.4      18%    15%
Operating margin    15.1%   15.5%   (.4)     (.4)      15.9%   14.8%    1.1    1.1

Units Sold                                     2%                                4%
Active Representatives                        13%                               11%

     Net sales in U.S. dollars and local currencies increased in both periods as a result of growth in all major markets in the region, reflecting increases in units and active Representatives.
*	In China, Net sales in U.S. dollars and local currency increased in both periods primarily due to consumer motivation programs, and an increase in active Representatives, in spite of the negative impact from the outbreak of severe acute respiratory syndrome ("SARS") during the second quarter of 2003.
*	In Japan, Net sales in U.S dollars and local currency increased in both periods mainly due to an increase in active Representatives and an increase in the number of direct mailings to customers.
*	In Australia, Net sales in U.S. dollars and local currency increased in both periods driven by an increase in active Representatives.
*	In the Philippines, Net sales in U.S. dollars were negatively impacted by foreign exchange.  In the three-month period, local currency sales decreased primarily due to lower sales in non-Beauty categories.
*	In Malaysia, Net sales declined in the three-month period due to returns associated with the reorganization of sales branches in that country.

     The outbreak of SARS in Asia had a significant impact on China and Taiwan in the second quarter 2003. Although this impact is difficult to quantify, the Company estimates that it reduced Net sales growth in the region in the second quarter by six percentage points. The Company experienced no significant SARS-related impact on its business in the third quarter of 2003.

     The decrease in operating margin in the Pacific in the three-month period and the increase in operating margin in the Pacific in the nine-month period were most significantly impacted by the following markets:

*	In Malaysia, operating margin declined on the three-month period (which reduced segment margin by 1.1 points) primarily due to expenses associated with Business Transformation initiatives resulting from the reorganization of sales branches in this country.
*	In China, operating margin improved in both periods (which increased segment margin by 1.3 points and .4 point, respectively) primarily due to an improvement in the expense ratio resulting from an increase in sales and general cost containment initiatives, partially offset by higher consumer and strategic investments such as advertising.
*	In the Philippines, operating margin improved in the nine-month period
(which increased segment margin by .7 point) due to a higher gross margin resulting from lower incentive sales, supply chain savings associated with Business Transformation initiatives and lower obsolescence expense.

*	In Australia, operating margin improved (which increased segment margin by .5 point in both periods) primarily due to an improvement in gross margin due to a favorable mix of products sold and lower obsolescence expense.
*	In Japan, operating margin increased in both periods (which increased segment margin by .1 point and .5 point, respectively) primarily due to a higher gross margin resulting from lower product costs due to supply chain savings associated with Business Transformation initiatives. The gross margin improvements were partially offset by an unfavorable expense ratio due to expenses associated with direct mailing literature and postage.
*     In the Pacific region, operating margin declined in both periods
(which decreased segment margin by 1.0 point and .8 point, respectively) due to the expansion of an Asia Pacific regional office, which is aimed at monitoring regional investment opportunities and strategic initiatives as well as providing operating and financial oversight over the Asian markets.



Global Expenses

     Global expenses increased $10.7 in the three-month period reflecting higher legal expenses of $3.1; expenses of $2.7 related to Avon's supply chain initiatives; incremental investments of $2.3 for global marketing and research and development; higher pension expense of $1.9; and higher information technology expenses of $1.0; partially offset by higher net gains of $2.2 in 2003 on Company-owned life insurance policies.

     Global expenses increased $16.4 in the nine-month period primarily due to incremental investments of $5.3 for global marketing and research and development; expenses of $5.0 related to Avon's supply chain initiatives; higher pension expense of $4.3; and higher legal expenses of $4.2; partially offset by lower information technology expenses of $3.2 and higher net gains of $3.3 in 2003 on Company-owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

     Avon's principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under uncommitted lines of credit and long-term borrowings.

Cash Flows

     Net cash provided by operating activities in the first nine months of 2003 was $45.1 favorable to 2002 principally reflecting, higher Net income (adjusted for non-cash items), lower contributions of $20.0 to the U.S. pension plan in 2003, a tax payment of $20.0 in 2002 deferred from 2001 and favorable working capital (primarily inventories and accounts receivable), partially offset by a payment of $48.0 related to a tax audit settlement in 2003, and higher cash outlays in 2003 for severance and bonus payments.

     Net cash used in investing activities in the first nine months of 2003 was $49.7 unfavorable to 2002 resulting from higher capital expenditures and the purchase of the outstanding share in Avon's Turkish joint venture business for $18.4 (see Note 13, Acquisition), partially offset by a gain on the sale of property in Mexico in 2003.

     Net cash used in financing activities in the first nine-months of 2003 was $77.7 unfavorable to 2002 mainly driven by the redemption of Avon's convertible Notes of $447.2 in July 2003, partially offset by the issuance in June 2003 of $250.0 of 4.20% registered notes (see Note 10, Debt and Financial Instruments), lower repurchases of common stock and higher proceeds from stock option exercises.

Capital Resources

     Total debt at September 30, 2003, decreased $221.8 to $1,150.4 from $1,372.2 at December 31, 2002, principally due to the redemption of Avon's

Convertible Notes in July 2003, partially offset by the issuance in June 2003 of $250.0 of 4.20% registered notes (see Note 10, Debt and Financial Instruments).

    At September 30, 2003, there were no borrowings under a $600.0 revolving credit and competitive advance facility (the "credit facility"). This credit facility is also used to support Avon's commercial paper facility, under which no amounts were outstanding at September 30, 2003.

    At September 30, 2003, there was $4.6 outstanding under uncommitted lines of credit.

     On June 12, 2003, Avon issued a redemption notice to the holders of the zero coupon convertible senior notes due 2020 (the "Convertible Notes") that it had elected to redeem the Convertible Notes on July 12, 2003. On July 11, 2003, the holders of $48.3 of the Convertible Notes converted their notes into approximately 751,000 shares of Avon Common Stock in accordance with the conversion feature of the Convertible Notes. On July 12, 2003, Avon redeemed the remaining Convertible Notes, which were originally issued in 2000, by paying $399.0, which represented the redemption price of $531.74 for each $1,000 principal amount at maturity of Convertible Notes that was then outstanding.

    Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.


Financial Instruments and Risk Management Strategies

Interest Rate Risk

     On May 1, 2003, the Company entered into a 10-year interest rate swap agreement with a notional amount of $125.0 to effectively convert the fixed interest on the 4.625% Notes (See Note 10, Debt and Financial Instruments) to variable interest rates, based on LIBOR. The swap permits either party to terminate the swap at the end of seven years.

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in December 2002, with a notional amount of $100.0 was settled and Avon recorded a loss of $2.8. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the issuance of the 4.20% Notes (see Note 10, Debt and Financial Instruments). Accordingly, the loss was recorded in Accumulated Other Comprehensive Income ("OCI") and is amortized to interest expense over 10 years.

     On May 9, 2003, a treasury lock agreement, which Avon had entered into in February 2003, with a notional amount of $75.0 was settled and Avon recorded a gain of $0.1. This agreement was used to hedge the exposure to a possible rise in interest rates prior to the issuance of the 4.20% Notes (see Note 10, Debt and Financial Instruments). Accordingly, the gain was recorded in Accumulated OCI and is being amortized to interest expense over 10 years.

     On June 23, 2003, the Company entered into two 15-year interest rate swap contracts with notional amounts that totaled $250.0 to effectively convert the fixed interest on the 4.20% Notes to a variable interest rate, based on LIBOR.

     On October 8, 2003, Avon terminated two interest rate swap contracts, each of which had a notional amount of $100.0 and had been previously scheduled to terminate on November 15, 2004. These swaps had effectively converted the fixed interest rate on the $200.0, 6.90% Notes due 2004 ("6.90% Notes") to a floating rate based on LIBOR, with the interest rate set at the beginning of each calculation period.

     At inception, the terminated swaps had been designated as hedges of Avon's 6.90% Notes and accordingly both the interest rate swaps and underlying debt were adjusted to reflect their fair values at termination. Effective with the termination of these swaps, the fair value adjustment to the underlying debt of $12.1 is being amortized over the remaining term of 6.90% Notes.

     Simultaneous with the termination of those swaps, Avon entered into two new interest rate swap contracts, each with a notional amount of $100.0 and which are scheduled to terminate on November 15, 2004, to effectively convert the fixed interest rate on the 6.90% Notes to a floating rate based on LIBOR, with the interest rate set at the end of each calculation period. The new swaps have been designated as hedges of the 6.90% Notes.


Foreign Currency Risk

     At September 30, 2003, Avon held foreign currency forward and option contracts to buy and sell foreign currencies, including cross-currency contracts to sell one foreign currency for another, with notional amounts in U.S. dollars as follows:

                         Buy              Sell
                        ------           ------
Australian dollar       $  3.0           $ 10.4
Brazilian real               -             11.0
British pound              4.6             78.2
Canadian dollar              -             40.8
Czech koruna               7.3             16.9
Euro                     139.9             16.8
Hungarian forint             -             35.8
Japanese yen              37.8             18.4
Mexican peso                 -             51.3
Polish zloty              54.9              3.0
Russian ruble                -             15.1
Other currencies           2.6              6.5
                        ------           ------
     Total              $250.1           $304.2
                        ======           ======

     At September 30, 2003, Avon's subsidiary in Argentina held U.S. dollar denominated assets of $6.0, primarily to minimize foreign-currency risk and provide liquidity.


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

     In the first quarter of 2003, Avon announced additional Business Transformation initiatives, which are expected to promote continued sales and earnings growth as well as provide for further margin expansion through 2007. No special charges are anticipated with these additional Business Transformation initiatives.

Special Charges - Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax, or $.28 per diluted share) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statements of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges related to future cash expenditures. Approximately 75% of these cash expenditures were made by September 2003, with approximately 90% of total cash payments to be made by December 2003. All payments are funded by cash flow from operations. In the third quarter of 2002, Avon recorded an adjustment related to the fourth quarter 2001 charge. See Special Charges - Third Quarter 2002 below.

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

Special Charges - Third Quarter 2002

     Special charges of $43.6 pretax ($30.4 after tax or $.12 per diluted share), recorded in the third quarter of 2002 primarily related to Avon's Business Transformation initiatives, including supply chain initiatives, workforce reduction programs and sales transformation initiatives. Approximately 90% of the charges related to future cash expenditures. Approximately 65% of these expenditures were made by September 2003, with over 90% of the total cash payments to be made by December 2003. Avon also recorded a benefit of $7.3 pretax ($5.2 after tax, or $.02 per diluted share) from an adjustment to the Special charges recorded in the fourth quarter of 2001. The net effect of the special items was a charge of $36.3 pretax ($25.2 after tax, or $.10 per diluted share). The $36.3 was included in the Consolidated Statements of Income for 2002 as a Special charge ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0).

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


Accounting Changes

     See Note 1, Accounting Policies, for a discussion regarding the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities.


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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this report, which are not historical facts or information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic and political uncertainties in Latin America; the Company's ability to implement its business strategies and its Business Transformation initiatives, including the integration of similar activities across markets to achieve efficiencies; the Company's ability to achieve anticipated cost savings and its profitability and growth targets; the impact of substantial currency fluctuations on the results of the Company's foreign operations and the cost of sourcing foreign products and the success of the Company's foreign currency hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign governments; the Company's ability to successfully identify new business opportunities; the Company's access to financing; and the Company's ability to attract and retain key executives. Additional information identifying such factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC. The Company undertakes no obligation to update any such forward-looking statements.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2002 Form 10-K.


ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Control Over Financial Reporting

     In connection with the evaluation by the Company's Chief Executive Officer and Chief Financial Officer of changes in internal control over financial reporting that occurred during the Company's last fiscal quarter, no change in the Company's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

See Note 6, Contingencies


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits


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

     On July 23, 2003, Avon furnished a Form 8-K to report that it had issued a press release announcing the results of operations for the second quarter of 2003.

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




                                      AVON PRODUCTS, INC.
                                      -------------------
                                         (Registrant)


Date:  October 29, 2003              /s/ Robert J. Corti
                                   -------------------------------
                                   Robert J. Corti
                                   Chief Financial Officer


                                   Signed both on behalf of the
                                   registrant and as principal
                                   financial officer.