Form 10-K
period 2003-12-31
AVON PRODUCTS INC
filed 2004-03-04
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]    Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

[  ]    Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from      to

Commission file number 1-4881

          AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	13-0544597

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas
New York, N.Y. 10105-0196
 (Address of principal executive offices)

    (212) 282-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock (par value $.25)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X]     No [  ]

     The aggregate market value of Common Stock (par value $.25) held by non-affiliates at June 30, 2003 (the last business day of our most recently completed second quarter) was $14.6 billion.

     The number of shares of Common Stock (par value $.25) outstanding at January 31, 2004 was 235,396,333.

Documents Incorporated by Reference

Parts I and II	Portions of the 2003 Annual Report to Shareholders, by reference to Exhibit 13 to this 2003 Annual Report on Form 10-K.

Part III	Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders.

Forward-Looking Statements

     Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. (“Avon” or the “Company”) to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, including social, economic and political uncertainties in Latin America, Asia and Central and Eastern Europe; the Company’s ability to implement its business strategies and its Business Transformation initiatives, including the integration of similar activities across markets to achieve efficiencies; the Company’s ability to achieve anticipated cost savings and its profitability and growth targets; the impact of substantial currency fluctuations on the results of the Company’s foreign operations and the cost of sourcing foreign products and the success of the Company’s foreign currency hedging and risk management strategies; the Company’s ability to implement its information systems initiatives; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign governments; the Company’s ability to successfully identify new business opportunities; the Company’s access to financing; and the Company’s ability to attract and retain key executives. The Company undertakes no obligation to update any such forward-looking statements.

PART I

Dollars in Millions

ITEM 1. BUSINESS

General

     Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon is a global manufacturer and marketer of beauty and related products. Avon’s products fall into three product categories: Beauty, which consists of cosmetics, fragrances and toiletries (“CFT”); Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products, gift and decorative products and candles. Sales from Health and Wellness products and the “mark.” brand, described below, are included among these three categories based on product type.

     In 2003, Avon launched in the U.S. a new global cosmetics brand, focusing on the market for young women. The brand is named “mark.” and the product line is targeted to young women in the 16 to 24 age group, with an objective of enhancing Avon’s share of the worldwide youth market. The “mark.” brand is sold both through the Company’s core group of Representatives and a separate “mark.” sales force. The Company intends to introduce “mark.” into additional markets over the next several years.

     Avon’s business primarily is comprised of one industry segment, direct selling, which is conducted worldwide. The Company’s reportable segments are based on geographic operations in four regions: North America, Latin America,

Europe and the Pacific. Financial information relating to the reportable segments is incorporated by reference to the analysis of Net sales and Operating profit by geographic area, and to Note 11, Segment Information, in Avon’s 2003 Annual Report to Shareholders, portions of which are included as Exhibit 13.

Distribution

     Avon presently has sales operations in 60 countries or territories, including the United States, and distributes its products in 72 more. Sales are made to the ultimate customer principally through a combination of direct selling and marketing by approximately 4.4 million active independent Avon Representatives, approximately 500,000 of whom are in the United States. Representatives are independent contractors or independent dealers, who are not agents or employees of Avon. Representatives purchase products at a discount from the brochure price directly from Avon and sell them to their customers. The Representatives are the customers of Avon and Avon generally has no arrangement with any end user of its product beyond the Representative. Representatives are invoiced for their order and are responsible for payment to Avon upon delivery of product to the Representative, regardless of whether or not the Representative sells the products to an end user. No single Representative or end user accounts for more than 10% of Avon’s net sales.

     A Representative contacts customers, selling primarily through brochures which highlight new products and specially-priced items for each sales campaign. Sales campaigns are generally for a two-week duration in the United States and three-to-four week duration for most markets outside the United States. Product samples, demonstration products and selling aids such as make-up color charts are also used. Generally, the Representative forwards an order to a designated distribution center. A Representative can place an order 24 hours a day, seven days a week using the mail, the Internet, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually by a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for his or her own account. A Representative receives a refund of the full price of a product if the Representative chooses to return it.

     Avon employs certain electronic order systems to increase Representative support, which allow a Representative to run her or his business more efficiently as well as the Company to improve its order-processing accuracy. Additionally, an Avon Representative can utilize the Internet to manage her or his business electronically. In the U.S., certain Avon Representatives use an online marketing tool called youravon.com. The site helps Representatives build their own Avon business by enabling them to sell online a complete line of Avon’s products 24 hours a day, seven days a week, through personalized web pages developed in association with Avon. Additionally, these e-Representatives have the advantage of business-to-business capabilities that connect them to Avon’s order and fulfillment systems. While their customers benefit from the speed, convenience and delivery flexibility of online ordering, Avon e-Representatives are able to promote special products, target specific groups of customers, place and track orders online, and capitalize on e-mail to share product information, selling tips and marketing incentives. Self-paced online training also is available, as well as up-to-the-minute news about Avon. Globally, Avon has Internet sites in 40 markets. Most are consumer information sites, but 23 of these markets have piloted business-to-business sites to support Representatives. Globally, approximately 500,000 Representatives place orders online.

     In the United States, Avon also markets its products through a consumer website, Avon.com. This provides a purchasing opportunity to consumers who choose not to purchase through a Representative. Avon also sells products at the Avon Centre, a spa, salon and retail store located in New York City. The Avon

Centre emphasizes health and beauty and offers a selection of Avon beauty products created exclusively for use at the Avon Centre.

     In some markets, Avon uses decentralized branches and satellite stores to serve Representatives and customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce the Company’s beauty image. In certain markets, Representatives can manage Avon beauty boutiques, beauty counters in department stores, licensed Avon beauty centers and other retail-oriented opportunities to build their careers and bring Avon to new customers in complementary ways to direct selling.

     The recruiting and training of Representatives are the primary responsibilities of District Sales Managers. District Sales Managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year's sales of Avon products by Representatives in their district. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level selling system which gives Representatives the opportunity to earn bonuses from sales of Representatives they have recruited and trained, as well as discounts on their own sales. This program limits the number of levels on which a bonus can be earned to three and continues to focus on individual product sales by Leadership Representatives. Development of the Sales Leadership program throughout the world is part of Avon’s long-term growth strategy. Approximately 40% of Avon’s active Representatives are a part of a Sales Leadership program. Because of the high rate of turnover among Representatives, a characteristic of the direct-selling method, recruitment and training of new Representatives are continually necessary.

     Avon also has a Representative development strategy in the U.S. that focuses on the professional training and development of Representatives through the Avon Beauty Advisor program. Under this program, Representatives enroll in a series of courses designed to enhance their product knowledge and professional beauty consulting skills. Following the termination of Avon’s retail business relationship with J.C. Penney in the first quarter of 2003, this group of highly trained Avon Beauty Advisors is the exclusive channel through which Avon’s more upscale line of beauty products called beComing is offered in the U.S.

     From time to time, local governments question the legal status of Representatives, usually in regard to possible coverage under social benefit laws that would require Avon (and in most instances, the Representatives) to make regular contributions to government social benefit funds. Although Avon has generally been able to address these questions in a satisfactory manner, the matter has not been fully resolved in all countries. If there should be a final determination adverse to Avon in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume and profitability of the business of Avon in that country that the Company would consider discontinuing operations in that country.

Promotion and Marketing

     Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television and print advertising are used. In addition, Avon seeks to motivate its Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the District Sales Managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

     A number of merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, and the promotion of products packaged as gift items. In general for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered at special prices or are given particular prominence in the brochure.

     Avon has furthered its image through increased advertising, introduction of the Health and Wellness business, creation of a corporate slogan “the company for women,” and the launching of “mark.” Avon has also increased its investments in upgrading the quality and size of its brochure in many markets to further strengthen the Company’s beauty image worldwide.

     From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special prices or other special price offers. Avon’s pricing flexibility and broad product lines are expected to be able to mitigate the effect of these regulations.

Competitive Conditions

     The cosmetic, fragrance and toiletries (CFT), gift and decorative, apparel and fashion jewelry industries are highly competitive. Avon’s principal competitors in the CFT industry are large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. There are many other companies that compete in particular CFT products or product lines sold through retail establishments.

     Avon has many competitors in the gift and decorative products and apparel industries in the United States, including retail establishments, principally department stores, gift shops and specialty retailers, and direct-mail companies specializing in these products.

     Avon’s principal competition in the fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through retail establishments.

     The number of competitors and degree of competition that Avon faces in its foreign CFT and fashion jewelry markets varies widely from country to country.

     There are a number of direct-selling companies that sell product lines similar to Avon’s, some of which also have worldwide operations and compete with Avon.

     Avon believes that the personalized customer service offered by its Representatives; the high quality, attractive designs and reasonable prices of its products; the high level of new and innovative products; its easily recognized brand name and its guarantee of satisfaction are significant factors in establishing and maintaining its competitive position.

International Operations

     Avon’s international operations are conducted primarily through subsidiaries in 59 countries or territories outside the U.S. and Avon’s products are distributed in some 72 other countries. The Company began operations in two new markets in 2003 (Bosnia and Kazakhstan).

     Avon’s international operations are subject to certain risks inherent in carrying on business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

Manufacturing

     Avon manufactures and packages almost all of its CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various suppliers. Additionally, Avon produces the brochures that are used by the Representatives to sell Avon products. The loss of any one supplier would not have a material impact on Avon’s ability to source raw materials or paper for the brochures. Packages, consisting of containers and packaging components, are designed by its staff of artists and designers.

     The design and development of new products are affected by the cost and availability of materials such as glass, plastics and chemicals. Avon believes that it can continue to obtain sufficient raw materials and supplies to manufacture and produce its products.

     Avon had 17 manufacturing facilities around the world in 2003. See Item 2, Properties, for additional information regarding the location of Avon’s manufacturing facilities.

     In 2002, Avon closed a facility that manufactured fashion jewelry and now outsources its full jewelry line from suppliers in Asia. In 2003, Avon closed a U.S. manufacturing facility (in Suffern, NY), a manufacturing facility in the United Kingdom and a distribution facility in Italy. Production was redeployed to other Avon sites and third parties. Additionally, Avon is in the process of relocating a manufacturing facility within Mexico and plans to close a manufacturing facility in Canada in 2004. Production for the Canada market is in the process of being redeployed to existing Avon facilities in the U.S. Lastly, construction commenced in 2003 on a new manufacturing facility in Russia, which will begin to serve growing demands for the Company’s Russian market in the second half of 2004.

Trademarks and Patents

     Avon’s business is not materially dependent on the existence of third party patent or other intellectual property rights and Avon is not a party to any ongoing material license, franchise or concession. The Company, however, does seek to protect its key proprietary technologies by aggressively pursuing comprehensive patent coverage in major markets.

     Avon’s major trademarks are protected by registration in the United States and other countries where its products are marketed.

Seasonal Nature Of Business

     Avon’s sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT, gift and decorative products, apparel, and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is by its nature, difficult to forecast. Fourth quarter Net sales were approximately 30% of total Net sales in both 2003 and 2002, respectively, and fourth quarter Operating profit was approximately 35% of total Operating profit in both 2003 and 2002.

Research and Product Development Activities

     New products are essential to growth in the highly competitive cosmetics industry. Avon’s research and development department’s efforts are significant to developing new products, including formulating effective beauty treatments relevant to women's needs, and redesigning or reformulating existing products.

     Avon’s research and development facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists enhance Avon’s ability to deliver new formulas and ingredients to market.

     In 2003, Avon’s most significant product launches included the following: Avon Solutions Cellu-Sculpt, an anti-cellulite treatment that treats cellulite by targeting firmness, dimpling, and texture; Lash Designer Mascara, a mascara that allows the user to create a variety of lash looks, featuring Building Block technology and the Clean Build patented brush; Skin-So-Soft Bug Guard Plus IR3535 eXpedition Insect Repellent, a DEET-free aerosol repellent, suitable for use for outdoor activities, that provides long-lasting repellency; Double Impact Lipcolor, a breakthrough in color performance lipcolor, designed with Avon’s exclusive Flexi-Smooth Technology; ANEW Clinical Line and Wrinkle Corrector, a skin treatment formulated with Derma-3X Technology that plumps and fills lines and wrinkles; and Treselle a fragrance featuring the exclusive Rose Gold Lifescent.

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $49.6 in 2003, $47.7 in 2002, and $45.9 in 2001. This research included the activities of product research and development and package design and development. Most of these activities are related to the development of CFT products.

     Avon is increasing its investment in research and development by more than $100.0 over the period 2002 through 2005. A majority of the incremental investment is related to the construction of a research and development facility in Suffern, NY to replace the existing facility in that location. Construction of the facility began in 2003 and is expected to continue into 2005. Avon is funding the project with cash flows from operating activities.

Environmental Matters

     In general, compliance with environmental regulations impacting Avon’s global operations has not had, and is not anticipated to have, any material adverse effect upon the capital expenditures, financial position or competitive position of Avon.

Employees

     At December 31, 2003, Avon employed approximately 45,900 full-time equivalents. Of these, approximately 9,400 were employed in the United States and 36,500 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases slightly in December after holiday shipments are completed.

Website Access to Reports

     Avon’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are and have been throughout 2003 available, without charge, on Avon’s website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. Avon also makes available on its website the charters of its Board Committees, its Corporate Governance Guidelines and its Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Information on our website does not constitute part of this report. Additionally, the Company’s filings with the SEC may be read and copied at the

SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

ITEM 2. PROPERTIES

     Avon’s principal properties worldwide consist of 17 manufacturing facilities for the production of CFT, 190 distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one research and development facility. 38 of the facilities are owned and the remaining 170 properties are leased. Avon considers all of these properties to be in good repair, adequately meet Avon’s needs and operate at reasonable levels of productive capacity.

     The domestic manufacturing facilities are located in Morton Grove, IL; and Springdale, OH. The domestic distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. The research and development facility is located in Suffern, NY. Other properties include three manufacturing facilities and 24 distribution centers in Europe; seven manufacturing facilities and 11 distribution centers in Latin America; one manufacturing facility and four distribution centers in North America (other than in the United States); and four manufacturing facilities and 147 distribution centers in the Pacific region.

     Avon leases office space in New York City and owns property in Rye, NY for its executive and administrative offices. Avon also leases space in New York City for the Avon Centre.

     Avon also has 354 sales sites such as beauty boutiques, licensed satellite stores and beauty centers around the world, primarily in Asia.

     In 2002, Avon closed a facility that manufactured fashion jewelry and now outsources its full jewelry line from suppliers in Asia. In 2003, Avon closed a U.S. manufacturing facility (in Suffern, NY), a manufacturing facility in the United Kingdom and a distribution facility in Italy. Production was redeployed to other Avon sites and third parties. Additionally, Avon is in the process of relocating a manufacturing facility within Mexico and plans to close a manufacturing facility in Canada in 2004. Production for the Canada market is in the process of being redeployed to existing Avon facilities in the U.S.

     In 2003, Avon commenced construction on a new research and development facility in Suffern, NY to replace the existing facility in that location, and construction on a new manufacturing facility in Russia.

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

     Avon is a defendant in an action commenced in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company, the landlord of the Company’s former headquarters in New York City. Plaintiff seeks aggregate damages of approximately $80.0, plus interest, for the Company’s alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. A trial of this matter was scheduled for February 2002, but was stayed pending the determination of (i) an interlocutory appeal by plaintiff of an order that denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company on one of the plaintiff’s claims; and (ii) an appeal by plaintiff of a decision in an action against another former tenant that dismissed plaintiff’s claims after trial. In January 2003, both appeals were decided against the plaintiff. Plaintiff filed motions for leave to appeal both decisions, which were denied. A trial has been scheduled to commence on May 24, 2004. In a separate action that has been pending since 1975, Solow alleges that Avon misappropriated the name of its former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space over the term of the lease. Although this action remained dormant for over twenty years, discovery in the matter has been revived. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that these actions should not have a material adverse effect on the Consolidated Financial Statements. These actions are being vigorously contested.

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

     Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action commenced in March 2003 in the Superior Court of the State of California on behalf of “all persons in the United States who were or are Independent Sales Representatives (‘ISRs’) for Avon from 1999 to the date of judgment who were shipped product by Avon that the ISR did not order, who were charged for such product and who were not credited for such charges”. The initial complaint demanded unspecified damages and equitable, injunctive and/or declaratory relief for alleged violations of the California Business and Professions Code, breach of contract, unjust enrichment and “money had and received”. The Company filed a demurrer to the complaint, asserting that it failed to state a cause of action. In December 2003 the court sustained the Company’s demurrer based on the initial plaintiff’s failure to allege actual damages, but gave the plaintiff time to amend her complaint and produce a plaintiff who had actually suffered damages. On January 23, 2004, plaintiff Blakemore and three other plaintiffs served an amended class action complaint on behalf of Avon Sales Representatives who “received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The amended complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged fraudulent concealment, breach of contract, unjust enrichment and violation of the California Business and Professions Code. The Company believes that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     On December 20, 2002, a Brazilian subsidiary of the Company received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $71.0 at the exchange rate on the date of this filing, plus penalties and accruing interest totaling approximately $121.0 at the exchange rate on the date of this filing. On July 1, 2003, the Brazilian subsidiary of the Company was informed that the first-level appellate body had rejected the basis for income tax assessments representing approximately 78% of the total assessment, or $150.0 (including interest), but that rejection is subject to mandatory second-level appellate review. The balance of the assessment relating to excise taxes (approximately $42.0) was not affected. On December 26, 2003 an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $76.0 at the exchange rate on the date of this filing and asserting a different theory of liability based on purported market sales data. In the event that the assessments are upheld or reinstated in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company’s outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

     Polish subsidiaries of the Company have been responding to Protocols of Inspection served by the Polish tax authorities in respect of 1999 and 2000 tax audits. The Protocols asserted tax deficiencies, penalties and accruing interest totaling approximately $30.0 at the exchange rate on the date of this filing: $16.5 primarily relating to the documentation of certain sales, and $13.5 related to excise taxes. On July 29, 2003, the Company accepted a final assessment of approximately $0.6 in respect of the excise tax matter, and on December 29, 2003 the Company accepted a final assessment of approximately $0.5 in respect of the documentation of sales matter.

     Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon’s management, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2003, should not have a material adverse effect on the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

     This information is incorporated by reference to “Market Prices per Share of Common Stock by Quarter” on page 32 of Exhibit 13 to this 2003 Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     The information for the five-year period 1999 through 2003 is incorporated by reference to the “Eleven-Year Review” on pages 81 through 85 of Exhibit 13 to this 2003 Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

     This information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 31 of Exhibit 13 to this 2003 Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is incorporated by reference to “Risk Management Strategies and Market Rate Sensitive Instruments” on pages 25 through 28 and Note 7 on pages 48 through 53 of Exhibit 13 to this 2003 Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the “Consolidated Financial Statements and Notes” on pages 33 through 78, together with the report thereon of PricewaterhouseCoopers LLP, on page 80, and “Results of Operations by Quarter” on page 32 of Exhibit 13 to this 2003 Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Control over Financial Reporting

     In connection with the evaluation by the Company’s Chief Executive Officer and Chief Financial Officer of changes in internal control over financial reporting that occurred during the Company’s last fiscal quarter, no change in the Company’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Information regarding directors is incorporated by reference to the “Election of Directors” and “Information Concerning the Board of Directors” sections of Avon’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Executive Officers

     Officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Shareholders. Each elected officer will hold office until the first meeting of the Board of Directors following the next Annual Meeting of Shareholders at which Directors are elected, or until his or her successor is elected, except in the event of death, resignation or removal or the earlier termination of the term of office.

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the “Contracts with Executives” section of Avon’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:

Elected Title	Name	Age	Executive Officer

Chairman of the Board,
Chief Executive Officer and Director	Andrea Jung	45	1997(1)
President and Chief Operating Officer,
and Director	Susan J. Kropf	55	1997(2)
Executive Vice President and President,
Avon North America	Brian C. Connolly	48	2002(3)
Executive Vice President and
Chief Financial Officer	Robert J. Corti	54	1988
Executive Vice President,
International	Robert Toth	51	2002(4)
Senior Vice President,
General Counsel and Secretary	Gilbert L. Klemann, II	53	2001(5)
Senior Vice President, Human Resources	Jill Kanin-Lovers	52	1998
Vice President and Controller	Janice Marolda Klettner	43	1998

(1)	Andrea Jung was elected Chairman of the Board of Avon in September 2001. She has been Chief Executive Officer of Avon since November 1999, concurrently holding the position of President until January 2001. Ms. Jung joined Avon in January 1994 as President, Product Marketing and was promoted to Executive Vice President, Global Marketing and New Business in March 1997. From January 1998 to November 1999 she was President and Chief Operating Officer of Avon.

(2)	Susan J. Kropf was elected President and Chief Operating Officer, effective January 2001. She had been elected Executive Vice President, Chief Operating Officer, North America and Global Business Operations effective November 1999. Previously she had been Executive Vice President and President, North America since March 1997 and prior to that she had served as President, Avon U.S. and President, New and Emerging Markets. Ms. Kropf has been with Avon since 1970.

(3)	Brian C. Connolly was elected Executive Vice President and President, North America in March 2003. Prior to that, Mr. Connolly had been Senior Vice President and President, North America since 2001, President of Avon U.S. since 2000 and Senior Vice President of Sales and Operations for Avon U.S. since 1999. Previously, Mr. Connolly had been Group Vice President of Sales and Customer Service for Avon U.S. since 1998 and Group Vice President-Sales for Avon U.S. since 1997. Mr. Connolly joined Avon in 1978.

(4)	Robert Toth was elected Executive Vice President, International, effective February 1, 2004. Prior to that Mr. Toth had been Executive Vice President, Asia Pacific, Europe, Middle East and Africa since March 2002 and had been Senior Vice President, Europe, Middle East and Africa from December 1999 to 2002. From January 1999 to December 1999, Mr. Toth had been President, Central and Eastern Europe, Middle East and Africa, and, from 1997 to January 1999, he had been President, Central and Eastern Europe. Mr. Toth has been with Avon since 1978.

(5)	Gilbert L. Klemann, II was elected Senior Vice President and General Counsel of Avon effective January 1, 2001, and was elected Secretary effective June 1, 2001. Prior to joining Avon he had been an Executive Vice President of Fortune Brands, Inc. (formerly American Brands, Inc.) from 1998-1999 with responsibilities that included corporate development, legal and administrative functions. He was the Senior Vice President and General Counsel of American Brands, Inc. during the period 1991-1997 and previously was a partner in the New York law firm of Chadbourne & Parke.

Code of Business Conduct and Ethics

     Avon’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all members of the Board of Directors and to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer or controller. Avon’s Code of Business Conduct and Ethics is available, free of charge, on Avon’s website, www.avoninvestor.com. Avon’s code of Business Conduct and Ethics is also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Any amendment to, or waiver from, the provisions of this Code of Business Conduct and Ethics that applies to any of those officers will be posted to the same location on Avon’s website.

Audit Committee; Membership; Independence; Audit Committee Financial Expert

     This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Audit Committee Report” sections of Avon’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Material Changes in Nominating Committee Procedures

     This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Executive Compensation” sections of Avon’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     This information is incorporated by reference to the “Ownership of Shares” section of Avon’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Contracts with Executives" sections of Avon’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is incorporated by reference to the “Ratification of Appointment of Independent Accountants" section of Avon’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                  ON FORM 8-K

		Form 10-K Page Number

(a) 1.	Consolidated Financial Statements

	Consolidated Statements of Income for
	each of the years in the three-year
	period ended December 31, 2003	33
	Consolidated Balance Sheets at
	December 31, 2003 and 2002	34
	Consolidated Statements of Cash Flows
	for each of the years in the three-year
	period ended December 31, 2003	35
	Consolidated Statements of Changes in
	Shareholders’ Equity (Deficit) for each
	of the years in the three-year period
	ended December 31, 2003	36
	Notes to Consolidated Financial
	Statements	37-78
	Report of Management	79
	Report of Independent Auditors
	PricewaterhouseCoopers LLP	80

(a) 2.	Financial Statement Schedule

	Report of Independent Auditors on
	Financial Statement Schedule
	PricewaterhouseCoopers LLP	S-1
	Consent of Independent Accountants
	PricewaterhouseCoopers LLP	S-2
	Financial statement schedule for each
	of the years in the three-year period
	ended December 31, 2003
	II. Valuation and qualifying accounts	S-3

     Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a) 3. Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on May 8, 2000 (incorporated by reference to Exhibit 3.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

3.2	By-laws of Avon, as restated, effective December 2, 1999 (incorporated by reference to Exhibit 3.2 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.1	Indenture, dated as of August 1, 1997, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.55% Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon’s Registration Statement on Form S-4, Registration Statement No. 33-41299 filed December 1, 1997).

4.2	Rights Agreement, dated as of March 30, 1998 (the “Rights Agreement”), between Avon and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Avon’s Registration Statement on Form 8-A, filed March 18, 1998).

4.3	Indenture, dated as of May 11, 1998, between Avon Products, Inc., as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.25% Putable/Callable Notes due May 1, 2018, Putable/Callable May 1, 2003 (incorporated by reference to Exhibit 4.3 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.4	Indenture, dated as of November 9, 1999, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.9% Notes due November 15, 2004, and the 7.15% Notes due November 15, 2009 (incorporated by reference to Exhibit 4.4 to Avon’s Registration Statement on Form S-4, Registration Statement No. 33-92333 filed December 8, 1999).

4.5	Indenture, dated as of July 12, 2000, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the Zero Coupon Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Avon’s Registration Statement on Form S-3, Registration Statement No. 333-45808 filed September 14, 2000).

4.6	$600,000,000 Revolving Credit and Competitive Advance Facility Agreement, dated as of May 1, 2001, among Avon, Avon Capital Corporation and a group of banks and other lenders (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.7	Agency Agreement, dated September 20, 2001, between Avon and HSBC Bank plc, as initial principal paying agent, relating to the JPY 9,000,000,000 1.06 percent Notes due 2006 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.8	Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JP Morgan Chase Bank, as Trustee, relating to Avon’s $125.0 aggregate principal amount of 4.625% Notes due 2013 and $250.0 aggregate principal amount of 4.2% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.1	*	Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-04881)).

10.2	*	Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-04881)).

10.3	*	First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-04881)).

10.4	*	Avon Products, Inc. 1997 Long-Term Incentive Plan, effective as of January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.4 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-04881)).

10.5	*	Supplemental Executive Retirement and Life Plan of Avon Products, Inc., as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	*	Benefit Restoration Pension Plan of Avon Products, Inc., effective as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-04881)).

10.7	*	Amendment to Avon Products, Inc., Benefit Restoration Plan, effective as of December 5, 2001 (incorporated by reference to Exhibit 10.7 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8	*	Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996 (File No. 1-04881)).

10.9	*	First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-04881)).

10.10	*	Second Amendment, dated as of June 12, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-04881)).

10.11	*	Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-04881)).

10.12	*	The Avon Products, Inc. Deferred Compensation Plan, amended and restated, effective as of July 1, 1998 (incorporated by reference to Exhibit 4(b) to Avon’s Registration Statement on Form S-8, Registration No. 33-65989 filed October 22, 1998).

10.13	*	First Amendment to the Avon Products, Inc. Deferred Compensation Plan, (as amended and restated as of July 1, 1998), effective December 6, 2001

(incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.14	*	Trust Agreement, dated as of April 21, 1995, between Avon and Chemica Bank, amending and restating the Trust Agreement as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.14 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-04881)).

10.15	*	Stock Option Agreement, dated November 4, 1999, between Avon and Stanley C. Gault (incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.16	*	Avon Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form 14A as filed with the Commission on March 27, 2000).

10.17		Amendment of the Avon Products, Inc. 2000 Stock Incentive Plan effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10K for the year ended December 31, 2002).

10.18	*	Employment Agreement, dated as of December 11, 1997, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-04881)).

10.19	*	Form of Employment Agreement, dated as of September 1, 1994, between Avon and certain senior officers and substantially similar to the employment agreements entered into with certain executive officers (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-04881)).

10.20	*	Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31, 2002 (incorporated by reference to Exhibit 10.19 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, effective as of May 1, 1997, as amended and restated as of June 1, 2000 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.22	*	First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors (as amended restated as of June 1, 2000), executed as of September 6, 2001, and effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23	*	Avon Products, Inc. Board of Directors’ Deferred Compensation Plan as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.23 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-04881)).

10.24	*	Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.23 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996 (File No. 1-04881)).

10.25	*	First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-04881)).

10.26	*	Stock Option Agreement, dated June 4, 1998, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-04881)).

10.27	*	Avon Products, Inc. Executive Incentive Plan, approved by shareholders on May 1, 2003 (incorporated by reference to Appendix E to Avon’s Proxy Statement on Form 14A as filed with the Commission on March 27, 2003).

10.28	*	Description of Enhanced Retirement Benefit Arrangements for Jill Kanin-Lovers.

13		Portions of the Annual Report to Shareholders for the year ended December 31, 2003 incorporated by reference in response to Items 1,5 through 8 in this filing.

21		Subsidiaries of the registrant.

23		Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K).

24		Power of Attorney.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b)		Reports on Form 8-K

On October 28, 2003, Avon furnished a Form 8-K to report that it had issued a press release announcing its results of operations for the fourth quarter of 2003.

     Avon’s Annual Report on Form 10-K for the year ended December 31, 2003, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2004.

Avon Products, Inc.

/s/ Gilbert L. Klemann, II

Gilbert L. Klemann, II Senior Vice President, General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*

Andrea Jung	Chairman of the Board and
Chief Executive Officer
and Director -
	Principal Executive Officer	March 4, 2004

*

Susan J. Kropf	President	March 4, 2004
and Chief Operating Officer
and Director

*

Robert J. Corti	Executive Vice President and
Chief Financial Officer -
	Principal Financial Officer	March 4, 2004

*

Janice Marolda Klettner	Vice President and
Controller –
	Principal Accounting Officer	March 4, 2004

*

Brenda C. Barnes	Director	March 4, 2004

*

W. Don Cornwell	Director	March 4, 2004

*

Edward T. Fogarty	Director	March 4, 2004

*

Stanley C. Gault	Director
March 4, 2004

*

Fred Hassan	Director	March 4, 2004

*

Maria Elena Lagomasino	Director	March 4, 2004

*

Ann S. Moore	Director	March 4, 2004

*

Paula Stern	Director	March 4, 2004

*

Lawrence A. Weinbach	Director	March 4, 2004

*By: /s/ Gilbert L. Klemann, II

Gilbert L. Klemann, II	Attorney-in-fact	March 4, 2004

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 28, 2004, appearing in the 2003 Annual Report to Shareholders of Avon Products, Inc., which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
January 28, 2004

CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Reg. No. 333-103432) and Form S-8 (Reg. Nos. 333-43820, 333-47209, 333-65989 and 333-65998) of Avon Products, Inc. of our report dated January 28, 2004 relating to the financial statements, which appears in the 2003 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 28, 2004 relating to the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
New York, New York
March 4, 2004

     AVON PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Years ended December 31

		Additions

Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts	Deductions		Balance at end of period

2003
Allowance for doubtful accounts receivable	$49.5	$124.8		$-	$111.2	(a)	$63.1

Allowance for sales returns	17.6	289.8		-	287.9	(b)	19.5

Allowance for inventory obsolescence	39.8	55.6		-	50.8	(c)	44.6

Deferred tax asset valuation allowance	37.7	14.4	(d)	-	-		52.1

2002
Allowance for doubtful accounts receivable	$45.1	$108.3		$-	$103.9	(a)	$49.5

Allowance for sales returns	13.5	266.5		-	262.4	(b)	17.6

Allowance for inventory obsolescence	45.3	58.9		-	64.4	(c)	39.8

Deferred tax asset valuation allowance	28.8	8.9	(d)	-	-		37.7

2001
Allowance for doubtful accounts receivable	$39.2	$105.6		$-	$99.7	(a)	$45.1

Allowance for sales returns	11.2	261.1		-	258.8	(b)	13.5

Allowance for inventory obsolescence	35.9	63.7		-	54.3	(c)	45.3

Deferred tax asset valuation allowance	25.4	3.4	(d)	-	-		28.8

(a)	Accounts written off, net of recoveries and foreign currency translation adjustment.
(b)	Returned product destroyed and foreign currency translation adjustment.
(c)	Obsolete inventory destroyed and foreign currency translation adjustment.
(d)	Increase in valuation allowance for tax loss and tax credit carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.