Form 10-Q
period 2004-03-31
AVON PRODUCTS INC
filed 2004-04-30
CIK 8868

CONFORMED COPY

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission file number 1-4881

AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	13-0544597

(State or other jurisdiction of Incorporation or organization)	(I.R S. Employer Identification No.)

1345 Avenue of the Americas, New York, N.Y.	10105-0196

(Address of principal executive offices)	(Zip code)

(212) 282-5000
(Telephone Number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes X     No ___

    Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).    Yes X     No ___

   The number of shares of Common Stock (par value $.25) outstanding at March 31, 2004 was 235,932,993.

Table of Contents

		Page Numbers
	Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income
	Three Months Ended March 31, 2004 and
	March 31, 2003	3

	Consolidated Balance Sheets
	March 31, 2004 and December 31, 2003	4

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2004 and
	March 31, 2003	5

	Notes to Consolidated Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	32

Item 4.	Controls and Procedures	32

	Part II. Other Information

Item 1.	Legal Proceedings	33

Item 2.	Change in Securities, Use of Proceeds
	and Issuer Purchases of Equity Securities	33

Item 6.	Exhibits and Reports on Form 8-K	33

Signature		34

PART I. FINANCIAL INFORMATION

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three months ended March 31

	2004	2003

Net sales	$1,751.2	$1,465.7

Other revenue	23.4	15.7

Total revenue	1,774.6	1,481.4

Costs, expenses and other:
Cost of sales	662.2	574.2
Marketing, distribution and administrative expenses	883.0	743.6

Operating profit	229.4	163.6

Interest expense	6.1	9.9
Interest income	(4.5)	(2.5)
Other expense, net	3.2	1.8

Total other expense, net	4.8	9.2

Income before taxes and minority interest	224.6	154.4
Income taxes	73.9	54.0

Income before minority interest	150.7	100.4
Minority interest	(2.6)	(1.5)

Net income	$148.1	$98.9

Earnings per share:
Basic	$.63	$.42
Diluted	$.62	$.42

Weighted-average shares outstanding:
Basic	235.78	235.09
Diluted	238.30	243.82

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31 2004	December 31 2003

ASSETS
Current assets:
Cash and cash equivalents	$562.0	$694.0
Accounts receivable	601.0	599.8
Inventories	694.3	653.4
Prepaid expenses and other	291.2	278.9

Total current assets	2,148.5	2,226.1

Property, plant and equipment, at cost	1,735.5	1,728.9
Less accumulated depreciation	882.9	873.3

	852.6	855.6
Other assets	501.9	480.6

Total assets	$3,503.0	$3,562.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$235.2	$244.1
Accounts payable	392.9	400.1
Accrued compensation	112.0	149.5
Other accrued liabilities	342.9	332.6
Sales and taxes other than income	138.7	139.5
Income taxes	270.3	321.9

Total current liabilities	1,492.0	1,587.7

Long-term debt	898.0	877.7
Employee benefit plans	483.8	502.1
Deferred income taxes	48.0	50.6
Other liabilities	161.7	172.9

Total liabilities	3,083.5	3,191.0

Contingencies (Note 7)

Shareholders’ equity:
Common stock	90.7	90.3
Additional paid-in capital	1,239.3	1,188.4
Retained earnings	2,284.5	2,202.4
Accumulated other comprehensive loss	(749.3)	(729.4)
Treasury stock, at cost	(2,445.7)	(2,380.4)

Total shareholders’ equity	419.5	371.3

Total liabilities and shareholders’ equity	$3,503.0	$3,562.3

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three months ended March 31

	2004	2003

Cash Flows from Operating Activities:
Net income	$148.1	$98.9
Adjustments to reconcile net income to net cash used in
operating activities:
Payments related to special charges	(4.8)	(10.6)
Asset write-downs	–	12.1
Depreciation and amortization	32.8	30.3
Provision for doubtful accounts	35.5	30.1
Provision for obsolescence	18.8	12.1
Amortization of debt discount	.4	4.1
Foreign exchange losses	1.2	1.4
Deferred income taxes	(5.7)	.9
Other	2.3	5.0
Changes in assets and liabilities:
Accounts receivable	(34.8)	(.7)
Inventories	(63.8)	(94.6)
Prepaid expenses and other	(9.2)	(13.9)
Accounts payable and accrued liabilities	(37.3)	(74.6)
Income and other taxes	(51.0)	(7.2)
Noncurrent assets and liabilities	(44.3)	(32.7)

Net cash used by operating activities	(11.8)	(39.4)

Cash Flows from Investing Activities:
Capital expenditures	(30.4)	(25.8)
Disposal of assets	2.6	2.2
Purchases of investments	(3.5)	(5.5)
Proceeds from sales of investments	11.7	5.3
Other investing activities	(.3)	(.3)

Net cash used by investing activities	(19.9)	(24.1)

Cash Flows from Financing Activities*:
Cash dividends	(66.9)	(51.6)
Book overdraft	(.2)	.5
Debt, net (maturities of three months or less)	.8	4.4
Proceeds from short-term debt	7.3	12.5
Repayment of short-term debt	(17.8)	(20.6)
Repurchase of common stock	(59.7)	(52.1)
Proceeds from exercise of stock options, net of taxes	45.4	17.2

Net cash used by financing activities	(91.1)	(89.7)

Effect of exchange rate changes on cash and equivalents	(9.2)	(.9)

Net decrease in cash and equivalents	(132.0)	(154.1)
Cash and equivalents at beginning of period	694.0	606.8

Cash and equivalents at end of period	$562.0	$452.7

*Non-cash financing activities in 2004 and 2003 included gains (losses) related to the change in fair market value of interest rate swap agreements of $18.8 and ($2.3), respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Avon’s 2003 Annual Report to Shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     To conform to the 2004 presentation, certain reclassifications were made to the prior periods’ consolidated financial statements and the accompanying footnotes.

2. EARNINGS PER SHARE

     Basic earnings per share (“EPS”) were computed by dividing Net income by the weighted-average number of shares outstanding during the period. Diluted EPS were calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

     For the three months ended March 31, the components of basic and diluted earnings per share were as follows:

	2004	2003

Numerator:
Net income for purposes of computing
basic EPS	$148.1	$98.9

Interest expense on convertible notes,
net of taxes	–	2.7

Net income for purposes of computing
diluted EPS	$148.1	$101.6

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	2004	2003

Denominator (in millions):
Basic EPS weighted-average shares
Outstanding	235.78	235.09

Dilutive effect of:
Assumed conversion of
stock options and settlement of
forward contracts (1)	2.52	1.77
Assumed conversion of convertible notes	–	6.96

Diluted EPS weighted-average
shares outstanding	238.30	243.82

Basic EPS	$.63	$.42
Diluted EPS	$.62	$.42

(1)	At March 31, 2004 and 2003, stock options to purchase Avon common stock totaling 2.6 million shares and 3.2 million shares, respectively, were not included in the earnings per share calculation since their impact was anti-dilutive.

     Avon purchased approximately 915,000 shares of Avon common stock for $65.3 during the first three months of 2004, as compared to approximately 996,000 shares of Avon common stock for $52.1 during the first three months of 2003. At March 31, 2004, 74,200 shares repurchased for $5.6 were not settled until April 2004.

3. INVENTORIES

	March 31 2004	December 31 2003

Raw materials	$162.8	$152.0
Finished goods	531.5	501.4

	$694.3	$653.4

4. DIVIDENDS

     Cash dividends paid per share of common stock were $.28 for the three months ended March 31, 2004, and $.21 for the corresponding 2003 period. On January 31, 2004, Avon increased the annualized dividend rate to $1.12 from $.84.

5.  STOCK-BASED COMPENSATION

     Avon applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its long-term stock-based incentive plans. No compensation cost related to grants of stock options was reflected in Net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost related to grants of restricted stock is equal to the quoted market price of Avon’s stock at the measurement date and is amortized to expense over the vesting period. Compensation expense relating to grants of restricted stock for the three months ended March 31, 2004 and 2003, was $2.1 and $1.8, respectively. The effects on Net income and Earnings per share if Avon had applied the fair value recognition provisions of Financial Accounting Standard (“FAS”) No.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

123, “Accounting for Stock-Based Compensation,” to stock-based compensation for three months ended March 31, 2004 and 2003 were as follows:

	2004	2003

Net income, as reported	$148.1	$98.9
Less: Stock-based compensation
expense determined under
FAS No. 123, net of tax	(7.0)	(7.6)

Pro forma Net income	$141.1	$91.3

Earnings per share:
Basic – as reported	$.63	$.42
Basic – pro forma	$.60	$.39
Diluted – as reported	$.62	$.42
Diluted – pro forma	$.59	$.38

6.  EMPLOYEE BENEFIT PLANS

Net Periodic Benefit Cost

     Net periodic benefit cost for the three months ended March 31 was as follows:

	Pension Benefits

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2004	2003	2004	2003	2004	2003

Service cost	$6.3	$5.3	$5.9	$4.7	$.7	$.6
Interest cost	11.3	11.7	9.6	6.9	3.4	3.0
Expected return on plan
assets	(12.6)	(13.1)	(7.8)	(5.2)	–	–
Amortization of transition
liability	–		–	.2	–	–
Amortization of prior
service cost	(.1)	.5	.4	.8	(1.4)	(1.2)
Amortization of actuarial losses	7.0	4.8	1.8	1.4	.5	.4
Settlements/ special
termination benefits	–	–	–	.2	–	–
Other	–	–	–	(.4)	–	–

Net periodic benefit cost	$11.9	$9.2	$9.9	$8.6	$3.2	$2.8

Employer Contributions

     Avon previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $90.0 and $37.0, respectively, to its U.S. and non-U.S. pension plans in 2004. As of March 31, 2004, approximately $45.0 and $19.0, respectively, of contributions have been made to the U.S. and non-U.S plans. In April 2004, Avon contributed an additional $45.0 to its U.S. plan and anticipates contributing an additional $18.0 to fund its non-U.S. pension plans in 2004.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

7.  CONTINGENCIES

     Avon is a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon’s Preferred Equity-Redemption Cumulative Stock (“PERCS”). Plaintiffs allege various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and seek aggregate damages of approximately $145.0, plus interest. A trial of this action took place in the United States District Court for the Southern District of New York and concluded in November 2001. In March 2004 the court rendered a decision in favor of Avon and dismissed the Consolidated Amended Class Action Complaint. In April 2004 the plaintiffs filed a Notice of Appeal initiating an appeal of the court's decision to the United States Court of Appeals for the Second Circuit. It is not possible to predict the outcome of litigation and it is reasonably possible that the appeal, and any subsequent retrial, could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome but, under some of the damage theories presented, an adverse award could be material to the Consolidated Financial Statements.

     Avon is a defendant in an action commenced in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company, the landlord of the Company’s former headquarters in New York City. Plaintiff seeks aggregate damages of approximately $80.0, plus interest, for the Company’s alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. A trial of this matter was scheduled for February 2002, but was stayed pending the determination of (i) an interlocutory appeal by plaintiff of an order that denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company on one of the plaintiff’s claims; and (ii) an appeal by plaintiff of a decision in an action against another former tenant that dismissed plaintiff’s claims after trial. In January 2003, both appeals were decided against the plaintiff. Plaintiff filed motions for leave to appeal both decisions, which were denied. A trial has been scheduled to commence on June 1, 2004. In a separate action that has been pending since 1975, Solow alleges that Avon misappropriated the name of its former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space over the term of the lease. Although this action remained dormant for over twenty years, discovery in the matter has been revived. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that these actions should not have a material adverse effect on the Consolidated Financial Statements. These actions are being vigorously contested.

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

     Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. The Company filed a demurrer to the original complaint, asserting that it failed to state a cause of action. In December 2003 the court sustained the Company’s demurrer but gave the plaintiff leave to amend the complaint. On January 23, 2004, plaintiff Blakemore and three other plaintiffs served an amended complaint. On March 16, 2004, in response to Avon’s demurrer to plaintiffs’ amended complaint, the court dismissed fraud and breach of contract causes of action, dismissed with leave to amend a cause of action based on the California Business and Professions Code, and allowed plaintiffs’ unjust enrichment cause of action to go forward. The court also dismissed three of the four named plaintiffs, including Raven Blakemore, in the action. On April 6, 2004, the remaining plaintiff, Elda Garcia, served a Third Amended Complaint, and the Company has filed a demurrer to that complaint. On April 28, 2004 the plaintiffs filed a Petition for Writ of Mandate with the Court of Appeal of the State of California seeking to overturn the Superior Court’s dismissals in respect of the previous complaint. The Company believes that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     On December 20, 2002, a Brazilian subsidiary of the Company received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $74.0 at the exchange rate on the date of this filing, plus penalties and accruing interest totaling approximately $125.0 at the exchange rate on the date of this filing. On July 1, 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 78% of the total assessment, or $155.0 (including interest). On March 18, 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $44.0) were not affected. On December 26, 2003 an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $79.0 at the exchange rate on the date of this filing and asserting a different theory of liability based on purported market sales data. In the event that the remaining assessments are upheld in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company’s outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

     Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon’s management, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2004, should not have a material adverse effect on the Consolidated Financial Statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

8. COMPREHENSIVE INCOME

     The components of comprehensive income for the three months ended March 31 were as follows:

	2004	2003

Net income	$148.1	$98.9
Other comprehensive loss:
Foreign currency translation and
transaction adjustments	(16.8)	(5.3)
Unrealized gain(loss) from available
-for-sale securities	.1	(.5)
Net derivative losses on cash
flow hedges	(3.2)	(1.0)

Comprehensive income	$128.2	$92.1

     Cash flow hedges impacted other comprehensive loss for the three months ended March 31 as follows:

	2004	2003

Net losses on derivative instruments	$(4.5)	$(.7)
Reclassification of losses(gains) to earnings	1.3	(.3)

Net decrease to other
comprehensive loss	$(3.2)	$(1.0)

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

9. SPECIAL CHARGES

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

Special Charges – Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax, or $.28 per share on a diluted basis) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statement of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges related to future cash expenditures. Approximately 90% of these cash expenditures were made by March 2004. All payments are funded by cash flow from operations.

     Special charges by business segment were as follows:

	North America*		U.S.		Latin America		Europe		Corporate and Other		Total

Facility
rationalizations**	$16.8		$14.3		$17.7		$13.2		$–		$62.0
Workforce reduction
programs	.9		9.7		6.4		2.1		14.0		33.1
Other	–		2.1		–		–		.2		2.3

Total accrued charges	$17.7	(1)	$26.1	(2)	$24.1	(3)	$15.3	(4)	$14.2	(5)	$97.4

Number of employee
terminations	362		460		2,007		533		125		3,487

*Excludes amounts related to the U.S.
**Includes accrued severance and related costs associated with facility rationalizations.

(1)	The majority of the special charge within the North America segment related to a plan to outsource jewelry manufacturing through third party vendors, resulting in the closure of a jewelry manufacturing facility in Puerto Rico.

(2)	The special charge within the U.S. segment primarily related to the closure of a manufacturing facility in Suffern, New York. Production was moved to an existing facility in Springdale, Ohio and to one or more third party manufacturers. To a lesser extent, the special charge also included workforce reduction programs within the marketing and supply chain functions as well as the closure of four express centers (distribution centers where customers pick up products).

(3)	The majority of the special charge within the Latin America segment related to the closure of a manufacturing and distribution facility in Mexico City, Mexico. The project also included a construction plan to expand an existing facility in Celaya, Mexico, and the movement of the manufacturing and distribution functions on a staged basis to the newly constructed site. To a lesser extent, the special charge also included workforce reduction programs

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

in Brazil (primarily in the supply chain function) and in Argentina and Mexico (across numerous functional areas).

(4)	The special charge within Europe primarily related to the closure of a manufacturing facility in the United Kingdom, with most of the production moving to an existing facility in Poland.

(5)	The Corporate and other special charge was the result of workforce reduction programs which spanned much of the organization, including the legal, human resources, information technology, communications, finance, marketing and research and development departments.

            Special charges by category of expenditures were as follows:

	Accrued Severance and Related Costs	Cost of Sales Charge	Asset Impairment Charge	Special Termination Benefits	Contract Termination Costs	Accrued Facility Rationalization and Other Costs	Total

Facility
rationalizations	$42.9	$2.5	$5.1	$5.0	$2.2	$4.3	$62.0
Workforce reduction
programs	26.9	-	-	6.2	-	-	33.1
Other	-	-	.3	-	1.3	.7	2.3

Total accrued charges	$69.8	$2.5	$5.4	$11.2	$3.5	$5.0	$97.4

     Accrued severance and related costs were expenses associated with domestic and international facility rationalizations and workforce reduction programs. Employee severance costs were accounted for in accordance with the Company’s existing FAS No. 112, “Employers’ Accounting for Postemployment Benefits,” severance plans or in accordance with other accounting literature. Approximately 3,500 employees, or 8.0% of the total workforce, will receive severance benefits. Approximately 85% of the number of employees to be terminated related to facility rationalizations, which represents employees within the manufacturing and distribution functions. The remainder of the employee severance costs are associated with workforce reduction programs, which span much of the organization including the functional areas of marketing, sales, information technology, human resources, finance, research and development, legal, communications and strategic planning. The facility rationalizations will primarily result in expanding production in existing facilities (Europe and U.S.), building a new facility (Latin America) and sourcing product through third party vendors (North America including the U.S.). In certain circumstances, employees terminated due to facility rationalizations will need to be replaced. The majority of the employee severance costs were paid in 2002 and 2003 in accordance with the original plan.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

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

     While project plans associated with these initiatives have not changed, the Company has experienced favorable adjustments to its original cost estimates. As a result, the Company reversed $7.3 pretax ($5.2 after tax, or $.02 per diluted share) in 2002 and $2.1 pretax ($1.3 after tax, or $.006 diluted share) in 2003, against the Special charge line in the Consolidated Statements of Income, where the estimates were originally recorded. The favorable adjustments in 2002 primarily related to certain employees pursuing reassignments in other Avon locations, as well as lower severance costs resulting from higher than anticipated lump-sum distributions (associates who elect lump-sum distributions do not receive benefits during the severance period). The favorable adjustments in 2003 primarily related to certain employees pursuing reassignments to other locations and favorable contract termination negotiations.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

     Approximately 90% of the charge resulted in future cash expenditures. Approximately 80% of these cash expenditures were made by March 2004. All payments are funded by cash flow from operations.

     The third quarter charges (net of the $7.3 adjustment to the 2001 Special charges as previously disclosed) were included in the Consolidated Statements of Income as Special charges ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0).

     The third quarter 2002 Special charges (net of adjustment to the 2001 charges) affected all business segments as follows:

	North America*		U.S.		Latin America		Europe		Asia Pacific		Corporate and Other		Total

Supply chain	$3.1		$3.2		$.8		$5.9		$4.5		$-		$17.5
Workforce reduction
programs	1.6		1.2		3.3		1.6		-		3.9		11.6
Sales transformation
initiatives	-		1.8		-		10.0		2.7		-		14.5

Total accrued charges	4.7	(1)	6.2	(2)	4.1	(3)	17.5	(4)	7.2	(5)	3.9	(6)	43.6
Adjustment to 2001
special charges	(2.0)		(4.4)		-		-		-		(.9)		(7.3)

Net accrued charges	$2.7		$1.8		$4.1		$17.5		$7.2		$3.0		$36.3

Number of
employee terminations	152		179		241		302		119		41		1,034

*Excludes amounts related to the U.S.

(1)	The majority of the special charge within the North America segment related to the closure of a manufacturing facility in Canada and the transition of production to existing facilities in the U.S.

(2)	The special charge within the U.S. segment primarily related to workforce reduction programs within the sales and supply chain functions.

(3)	The majority of the special charge within the Latin America segment included workforce reduction programs in Argentina, Central America and in Venezuela (across numerous functional areas).

(4)	The special charge within Europe primarily related to the restructuring of the sales force in certain Western European markets and the closure of a distribution facility in Italy.

(5)	The special charge within the Asia Pacific segment primarily related to supply chain initiatives in Japan, Australia and the Philippines. In addition, the special charge included costs associated with the closure of stores and a procurement center in Hong Kong as well as contract cancellation fees and other costs resulting from the shutdown of certain sales branches in Malaysia.

(6)	The Corporate and other special charge was the result of a workforce reduction program primarily within the information technology department.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

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

     Accrued severance and related costs are expenses, both domestic and international, associated with supply chain initiatives (primarily North America, Europe and Asia Pacific), workforce reduction programs (all segments except Asia Pacific) and sales transformation initiatives (primarily Europe, Asia Pacific and U.S). Employee severance costs were accounted for in accordance with the Company’s existing FAS No. 112, “Employers’ Accounting for Post-employment Benefits,” severance plans, or with other accounting literature. Approximately 1,000 employees, or 2.0% of the total workforce, will receive severance benefits.

     Approximately 45% of the number of employees to be terminated related to facility rationalizations and the supply chain function, which primarily represents employees within the manufacturing and distribution functions. Approximately 20% of the number of employees to be terminated related to the sales transformation initiatives, which represent employees within the sales function. The remainder of the employee severance costs were associated with workforce reduction programs, which span much of the organization including the functional areas of marketing, information technology, human resources, research and development and strategic planning.

     The Cost of sales charge for inventory write-downs primarily represents losses associated with store and branch closures (primarily Asia Pacific) as well as the discontinuation of selected product lines (Europe).

     Contract termination costs primarily represent lease buyout costs related to store and branch closures (primarily Asia Pacific) and contract cancellation fees with store owners (Asia Pacific).

     Other costs primarily represent administrative expenses associated with a facility rationalization, employee and union communication costs, pension termination benefits and legal and professional fees (primarily Europe).

     While project plans associated with these initiatives have not changed, the Company has experienced favorable adjustments to its original cost estimates. As a result, the Company reversed $1.8 pretax ($1.3 after tax, or $.005 per diluted share) in 2003, against the Special charge line in the Consolidated Statements of Income, where the estimates were originally recorded. The favorable adjustments in 2003 primarily relate to certain employees pursuing reassignments to other locations and favorable contract termination negotiations, partially offset by higher than expected severance costs for certain initiatives.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Liability Balances for Special Charges

     The liability balances for Special charges at March 31, 2004, were as follows:

	Accrued Severance and Related Costs	Cost of Sales Charge	Asset Impairment Charge	Special Termination Benefits		Contract Termination Costs	Other Costs	Total

2001 Charges:
Balance at
December 31, 2003	$8.2	$-	$-	$-		$-	$1.1	9.3
Cash payments	(.4)	-	-	-		-	(.1)	( .5)

Balance at
March 31, 2004	$7.8	$-	$-	$-		$-	$1.0	$8.8

2002 Charges:
Balance at
December 31, 2003	$11.7	$-	$-	$-		$-	$1.5	$13.2
Foreign exchange	(.2)	-	-	-		-	-	(.2)
Cash payments	(4.2)	-	-	-		-	(.1)	(4.3)

Balance at
March 31, 2004	$7.3	$-	$-	$-		$-	$1.4	$8.7

The liability balances and employee terminations by business segment were as follows:

2001 Charges:
	North America*	U.S.	Latin America	Europe		Asia Pacific	Corporate and Other	Total

Total Accrued charges	$17.7	$26.1	$24.1	$15.3		$-	$14.2	$97.4
Less: Adjustment 2002	(2.0)	(4.4)	-	-		-	(.9)	(7.3)
Less: Adjustment 2003	(.2)	(1.1)	(.2)	-		-	(.6)	(2.1)
Less: Foreign exchange	-	-	(3.4)	1.2		-	-	(2.2)
Less: Expenses charged	(15.2)	(20.0)	(13.3)	(15.8)		-	(12.7)	(77.0)

Balance at
March 31, 2004	$.3 (a)	$.6 (a)	$7.2 (b)	$.7	(a)	$-	$-	$8.8

Number of planned employee
terminations	362	460	2,007	533		-	125	3,487
Remaining employee
terminations at
March 31, 2004	-	-	575	-		-	-	575

*Excludes amounts related to the U.S.

(a)	The majority of the remaining liability relates to remaining amounts payable to employees already receiving severance.
(b)	The majority of the remaining liability relates to employee severance costs relating to a facility rationalization in Mexico. The facility project includes the closure of a manufacturing and distribution facility, a construction plan to expand an existing facility and the moving of the manufacturing and distribution functions on a staged basis to a newly constructed site. The workforce is being terminated over a transition period through 2004(700 in 2002, 600 in 2003 and 500 in 2004). The distribution facility was closed in October 2002. Construction of the manufacturing facility was substantially completed in the second quarter of 2003. Transition of the production to the new facility began in the third quarter of 2003 and is expected to be completed by December 2004.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

2002 Charges:

	North America*	U.S.	Latin America	Europe		Asia Pacific	Corporate and Other		Total

Total Accrued charges	$4.7	$6.2	$4.1	$17.5		$7.2	$3.9		$43.6
Less: Adjustment 2003	.3	(1.0)	(.8)	.4		(.7)	-		(1.8)
Plus: Foreign exchange	.7	-	.2	3.2		.2	-		4.3
Less: Expenses charged	(5.7)	(4.4)	(2.6)	(14.6)		(6.5)	(3.6)		(37.4)

Balance at
March 31, 2004	$-	$.8 (b)	$.9 (c)	$6.5	(d)	$.2 (a)	$.3	(a)	$8.7

Number of planned employee
terminations	152	179	241	302		119	41		1,034

Remaining employee
terminations at
March 31, 2004	-	20	50	15		-	4		89

*Excludes amounts related to the U.S.

(a)	The majority of the remaining liability relates to remaining amounts payable to employees already receiving severance.
(b)	The majority of the remaining liability relates to employee severance costs associated with workforce reduction programs within the sales and supply chain functions. Employee terminations began in December 2002, with a majority of payments made by December 2003.
(c)	The majority of the remaining liability relates to workforce reduction programs in Venezuela which is expected to be substantially completed by the third quarter of 2004.
(d)	The majority of the remaining liability relates to employee severance costs associated with sales force reductions in certain Western European markets and the closure of a distribution facility in Italy, which was completed in the third quarter of 2003. Employee terminations for the various initiatives began in November 2002, with the majority of terminations made by December 2003.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

10. SEGMENT INFORMATION

     Summarized financial information concerning the Company’s reportable segments was as follows:

	Three Months Ended March 31,

	2004		2003

	Net Sales	Operating Profit	Net Sales	Operating Profit

North America:
U.S.	$536.6	$90.3	$501.2	$97.5
U.S. Retail*	-	-	-	(20.3)
Other**	70.8	5.7	67.3	5.2

Total	607.4	96.0	568.5	82.4

International:
Europe	451.3	87.1	326.4	47.3
Russia	94.0	35.9	49.9	16.5
Latin America	444.1	87.9	358.9	64.3
Mexico	166.2	41.7	159.1	38.6
Asia Pacific	248.4	43.2	211.9	33.9

Total International	1,143.8	218.2	897.2	145.5

Total from operations	1,751.2	314.2	1,465.7	227.9

Global expenses	-	(84.8)	-	(64.3)

Total	$1,751.2	$229.4	$1,465.7	$163.6

*2003 operating profit for U.S. Retail includes costs of $18.2 related to severance and asset write-downs.

**Includes Canada, Dominican Republic, Puerto Rico and Avon Centre.

     The following table presents consolidated Net sales by classes of principal products, for the three months ended March 31:

	2004	2003

Beauty*	$1,211.4	$981.3
Beauty Plus**	310.1	279.0
Beyond Beauty***	229.7	205.4

Total Net sales	$1,751.2	$1,465.7

*Beauty includes cosmetics, fragrances and toiletries.

**Beauty Plus includes fashion jewelry, watches, apparel and accessories.

***Beyond Beauty includes home products, gift and decorative products and candles.

     Sales from Health and Wellness products and the Mark brand are included in the above categories based on product type.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

11. SUPPLEMENTAL INCOME STATEMENT INFORMATION

     For the three months ended March 31, the components of Other expense, net were as follows:

	2004	2003

Foreign exchange losses, net	$2.0	$1.1
Amortization of debt issue costs
and other financing	1.7	1.7
Other	(.5)	(1.0)

Other expense, net	$3.2	$1.8

12. FINANCIAL INSTRUMENTS

     On February 27, 2004, Avon entered into an interest rate swap agreement with a notional amount of $60.0 that expires on May 15, 2013, to convert the variable interest rate based on LIBOR on $60.0 of Avon’s fixed to variable interest rate swap agreements to a fixed interest rate of 4.67%.

     On March 9, 2004, Avon entered into an interest rate swap agreement with a notional amount of $65.0 that expires on May 15, 2013, to convert the variable interest rate based on LIBOR on $65.0 of Avon’s fixed to variable interest rate swap agreements to a fixed interest rate of 4.56%.

13. INCOME TAXES

     The effective tax rate for the three months ending March 31, 2004 and 2003, was 32.9% and 35.0%, respectively. The rate was impacted favorably by a tax refund and an interest refund in the first quarter of 2004, which reduced the effective rate by approximately 1.7 points.

AVON PRODUCTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO 2003.

Consolidated
	2004	2003	Favorable (Unfavorable) %/Point Change

Net sales	$1,751.2	$1,465.7	19%
Total revenue	1,774.6	1,481.4	20
Cost of sales	662.2	574.2	(15)
Marketing, distribution and
administrative expenses	883.0	743.6	(19)
Operating profit	229.4	163.6	40
Interest expense	6.1	9.9	38
Interest income	(4.5)	(2.5)	80
Other expense, net	3.2	1.8	(78)
Net income	148.1	98.9	50
Diluted earnings per share	.62	.42	48

Gross margin	62.7%	61.2%	1.5
Marketing, distribution and administrative
expenses as of % of Total revenue	49.8%	50.2%	.4
Operating margin	12.9%	11.0%	1.9
Effective tax rate	32.9%	35.0%	2.1

Units			12%
Active Representatives			9%

Net Sales

     Net sales growth in 2004 was driven by an increase in units and the number of active Representatives, with dollar increases in all regions. Excluding the impact of foreign currency exchange, consolidated Net sales increased 14%, with increases in all regions.

     The 2004 Net sales increase was also driven by increases in all categories, as follows: a 23% increase in Beauty sales (driven by strong increases in all categories, most significantly skin care of 36%), an 11% increase in Beauty Plus and a 12% increase in Beyond Beauty.

Gross Margin

     Gross margin improved in 2004 due to increases in Europe (3.3 points, which increased consolidated gross margin by .8 point), Asia Pacific (1.8 points, which increased consolidated gross margin by .3 point) and Latin America (.8 point, which increased consolidated gross margin by .2 point). Gross margin in North America was flat. Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .2 point).

     The gross margin improvements discussed above include incremental net savings across all geographic segments associated with supply chain Business Transformation initiatives, which favorably impacted consolidated gross margin by .8 point. Gross margin in 2003 included $7.8 of inventory write-downs related to the repositioning of the beComing line of products, which decreased consolidated gross margin by .5 point in 2003.

     See the “Segment Review” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

Marketing, Distribution and Administrative Expenses

     Marketing, distribution and administrative expenses increased $139.4 in 2004 primarily due to a 19% sales increase (which resulted in an increase in expenses of approximately $79.0), an increase in consumer and strategic investments of $30.0 (including brochures, advertising and Sales Leadership), an increase in marketing expenses of approximately $18.0 (including promotional literature, direct marketing primarily in Japan, and public relations), expenses of $8.3 related to Avon’s Turkish subsidiary which was consolidated beginning in the second quarter of 2003, merit salary increases of approximately $6.0 for certain marketing, distribution and administrative personnel around the world and an increase in pension expense of $4.0. These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon’s Business Transformation initiatives of $9.6 in 2004 and costs from severance and asset write-downs associated with the repositioning of the beComing line of products of $10.4 in 2003.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses decreased .4 point in 2004 due to lower expense ratios in North America (1.1 point, which reduced the consolidated ratio by .4 point), point), Europe (1.5 point, which reduced the consolidated ratio by .4 point) and Latin America (1.1 point, which reduced the consolidated ratio by .3), partially offset by a higher expense ratio in Asia Pacific (.5 point, which increased the consolidated ratio by .1 point) and higher global expenses (which increased the consolidated ratio by .4 point). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .2 point).

     See the “Segment Review” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

Other Expense

     Interest expense decreased in 2004 largely as a result of the retirement of the $447.2 of convertible bonds in July 2003, partially offset by the issuance of $250.0 of fixed rate debt that was swapped to a floating interest rate. Avon has converted approximately 80% of its fixed rate debt to a floating rate based on LIBOR and has benefited from the declining interest rate environment over the last few years.

     Interest income increased in 2004 primarily due to higher Cash and cash equivalent balances.

     Other expense, net, was unfavorable in 2004 as compared to 2003 by $1.4 primarily due to higher net foreign exchange losses of $.9. The foreign exchange variance was primarily due to higher gains of $1.5 in 2003 on Argentine peso foreign exchange contracts.

Effective Tax Rate

     The effective tax rate was lower in 2004 primarily due to a tax refund and an interest refund received during the first quarter of 2004, which collectively reduced the effective rate by approximately 1.7 points. Additionally, the rate was impacted favorably by changes in the earnings mix and tax rates of international subsidiaries.

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

Segment Review

North America			% Point Change

	2004	2003	US$	Local Currency

Net sales	$607.4	$568.5	7%	7%
Operating profit	96.0	82.4	16%	17%
Operating margin	15.4%	14.3%	1.1	1.1

Units				4%
Active Representatives				3%

     Net sales increased reflecting growth in units and the number of active Representatives. The U.S. business, which represents approximately 90% of the North American segment, reported a sales increase of 7%, reflecting increases in units of 3% and active Representatives of 2%.

     The 2004 sales increase in the U.S. was driven by an increase in Beauty Sales of 8% (driven by increases in the skin care category and Mark) and inventory clearance activities primarily in the non-Beauty categories.

     The increase in operating margin in North America was most significantly impacted by costs of $18.2 in 2003 associated with the repositioning of the beComing line of products, resulting in a 3.5 point improvement in operating margin in 2004. This increase was partially offset by a decline in the U.S. operating margin (which reduced segment margin by 2.4 points) primarily due to a lower gross margin, mainly reflecting the impact of inventory clearance programs. Additionally, operating margin was negatively impacted by an increase in the expense ratio driven by higher pension and benefit related expenses.

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

Europe			% Point Change

	2004	2003	US$	Local Currency

Net sales	$451.3	$326.4	38%	24%
Operating profit	87.1	47.3	84%	66%
Operating margin	19.2%	14.4%	4.8	4.8

Units				20%
Active Representatives				18%

     Net sales in U.S. dollars increased significantly, driven by favorable foreign exchange and substantial growth in units and the number of active Representatives, with the following markets having the most significant impact:

  In the markets of Central and Eastern Europe, Net sales grew significantly, primarily driven by an increase in Russia and, to a lesser extent, increases in all other markets in the region. In Russia, sales grew substantially, reflecting growth in active Representatives resulting from expansion into new territories, improved access to products through additional sales centers, and an increase in the number of sales coordinators.
  In Western Europe, Net sales increased mainly due to growth in the United Kingdom resulting from favorable foreign exchange and sales incentive offers supporting the successful launch of Anew Clinical wrinkle and line corrector.
  In the second quarter of 2003, Avon began consolidating its Turkish subsidiary which increased Net sales by $19.2 in 2004, and favorably impacted unit growth in Europe by 3.0 percentage points.

     The increase in operating margin in Europe was most significantly impacted by the following markets:

  In Central and Eastern Europe, operating margin improved (which increased segment margin by 2.8 points), driven by a decrease in the expense ratio resulting from sales growth in all markets in the cluster. Additionally, gross margin improved in nearly all markets, most significantly in Russia, reflecting a change in pricing strategy and the elimination of sales tax in July 2003.
  In Western Europe, operating margin improved slightly (which increased segment margin by .2 point) primarily due to a higher gross margin in the United Kingdom driven by a favorable mix of products sold, and in Italy resulting from the closure of the Italian distribution facility). The gross margin improvement was partially offset by a higher expense ratio primarily in the United Kingdom, reflecting higher administrative costs primarily in legal and human resource areas.
  Operating margin also improved due to the consolidation of the Turkish subsidiary, discussed above (which increased segment margin by 1.4 points).

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

Latin America			% Point Change

	2004	2003	US$	Local Currency

Net sales	$444.1	$358.9	24%	17%
Operating profit	87.9	64.3	37%	32%
Operating margin	19.8%	17.9%	1.9	1.9

Units				12%
Active Representatives				8%

     Net sales increased in 2004 with increases in all major markets in the region, reflecting favorable foreign exchange and growth in units and active Representatives.

  In Brazil, Net sales increased significantly primarily due to favorable foreign exchange, growth in units and active Representatives, and a realignment of merchandising mix to better balance value and premium pricing and drive volume growth.
  In Venezuela, Net sales increased significantly primarily due to growth in units and active Representatives, partially offset by the negative impact of foreign exchange.
  In Argentina, Net sales increased significantly, primarily driven by growth in active Representatives and units and favorable foreign exchange.
  In Mexico, Net sales increased, benefiting from growth in average order, partially offset by the negative impact of foreign exchange.

     The increase in operating margin in Latin America in 2004 was most significantly impacted by the following markets:

  In Venezuela, operating margin increased significantly (which increased segment margin by 1.6 points) primarily due to a lower expense ratio resulting from sales growth (2003 was negatively impacted by the National Strike in this country). Operating margin was also impacted by an improvement in gross margin resulting from pricing strategies, a favorable mix of products sold and supply chain savings associated with Business Transformation initiatives.
  In Chile, operating margin increased (which increased segment margin by .4 point) mainly due to a lower expense ratio driven by general cost containment initiatives.
  In Argentina, operating margin increased (which increased segment margin by .3 point) primarily due to an improvement in gross margin resulting from a continuing strategy to price to inflation and supply chain savings associated with Business Transformation initiatives. Additionally, the expense ratio improved due to significant sales growth.
  In Mexico, operating margin increased (which increased segment margin by .3 point) primarily due to an improvement in the expense ratio resulting from savings associated with the transition to a new distribution facility in Celaya.
  In Brazil, operating margin increased (which increased segment margin by .2 point) resulting from an improvement in gross margin driven by a lower cost of imported materials due to favorable foreign exchange, as well as savings associated with supply chain Business Transformation initiatives, partially offset by an unfavorable mix of products sold.

     Operating margin was negatively impacted by lower contributions from countries with higher operating margins (which decreased segment margin by 1.0 point).

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

     In February 2003, the Venezuelan government implemented exchange controls and fixed the exchange rate for the Venezuelan bolivar (“VEB”) at 1598 per U.S. dollar. In February 2004, the Venezuelan government devalued the official exchange rate from 1598 to 1918 VEB for one U.S. dollar. Venezuela’s political and economic situation continues to impact Avon’s ability to conduct normal business operations and to obtain foreign currency to pay for imported products. The lack of foreign currency has required Avon’s subsidiary in Venezuela (“Avon Venezuela”) to rely on parent company support in order to continue importing material for its operations. Avon Venezuela’s results of operations in U.S. dollars have been and will continue to be negatively impacted until there is a significant improvement in the country’s political and economic situation and foreign currency is made available to importers. In spite of the difficulty to obtain foreign currency for imports, in the fourth quarter of 2003 Avon Venezuela remitted a $14.5 dividend and a $2.8 royalty to its parent company at the official rate of 1598 VEB per U.S. dollar. In the first quarter of 2004, Avon Venezuela remitted a $3.6 dividend at the exchange rate of 1598 per U.S. dollar and a $1.7 royalty at the exchange rate of 1918 per U.S. dollar.

     From January 1, 2003 until the February 2004 devaluation, Avon has used the official rate of 1598 VEB for one U.S. dollar to translate the financial statements of Avon Venezuela into U.S. dollars. For the three months ended March 31, 2004, Avon Venezuela’s Net sales and Operating profit represented approximately 2% and 4% of consolidated Net sales and Operating profit, respectively. As of March 31, 2004, Avon Venezuela’s Total assets and Total liabilities represented approximately 2% and 1% of consolidated Total assets and Total liabilities, respectively.

     In the first quarter of 2003, the Brazilian real was weak as foreign investors were uncertain about the fiscal and monetary policies of the new government elected in late 2002. Subsequently, investor confidence in the government’s economic polices improved and the country’s exports increased resulting in a 23% appreciation of the Brazilian real during 2003. Since the end of 2003, the Brazilian real has continued to be relatively stable vs. the U.S. dollar. As a result of the Brazilian real’s weakness during the first quarter of 2003 and its relative stability thereafter, the favorable foreign exchange impact realized in the first quarter of 2004 as compared with 2003 is not expected to repeat in future quarters of 2004. For the three months ended March 31, 2004, Avon Brazil represented 7% and 8% of Avon’s consolidated Net sales and Operating profit, respectively.

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

Asia Pacific			% Point Change

	2004	2003	US$	Local Currency

Net sales	$248.4	$211.9	17%	10%
Operating profit	43.2	33.9	27%	20%
Operating margin	17.1%	15.8%	1.3	1.3

Units				15%
Active Representatives				5%

     Net sales in U.S. dollars increased as a result of growth in all major markets in the region, driven primarily by increases in units and active Representatives and favorable foreign exchange.

  In China, Net sales increased primarily due to growth in units driven by consumer motivation programs. Additionally, Net sales growth was driven mainly by an increase in the skin care category.
  In Australia, Net sales increased primarily due to favorable foreign exchange, as well as growth in units and active Representatives.
  In Japan, Net sales increased mainly due to favorable foreign exchange.

     The increase in operating margin in Asia Pacific was most significantly impacted by the following markets:

  In Australia, operating margin improved (which increased segment margin by 1.0 point) primarily due to a higher gross margin, reflecting savings associated with supply chain Business Transformation initiatives, favorable foreign exchange on inventory purchases, and a favorable mix of products sold.
  In Taiwan, operating margin improved (which increased segment by .6 point) primarily due to a higher gross margin, reflecting a favorable mix of products sold and savings associated with supply chain Business Transformation initiatives.
  In China, operating margin improved (which increased segment margin by .4 point) primarily due to a higher gross margin, benefiting from higher sales (primarily in the skin care category) and savings associated with supply chain Business Transformation initiatives.
  In Japan, operating margin declined (which reduced segment margin by .2 points) resulting primarily from a higher expense ratio due to expenses associated with the direct mail program and other customer acquisition programs, partially offset by an increase in gross margin resulting from savings associated with supply chain Business Transformation initiatives.

Global Expenses

     Global expenses increased $20.5 in 2004 primarily due to higher bonus accruals of $3.1, incremental investments of $2.6 for research and development and the Mark product line (which launched in August 2003), higher marketing expenses of $2.5, higher legal fees of $2.4, higher charitable contributions of $2.2, higher professional service fees of $1.7, merit salary increases of $1.2, and higher pension expense of $0.8.

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES

     Avon's principal sources of funds are cash flows from operations, commercial paper, borrowings under uncommitted lines of credit and long-term borrowings.

Cash Flows

Net Cash Used by Operating Activities

     Net cash used by operating activities in 2004 was $27.6 favorable to 2003 principally reflecting the following:

  higher Net income (adjusted for non-cash items),
  lower cash outlays in 2004 for bonus payments, and
  favorable working capital levels in inventories. Inventory days outstanding declined significantly in the first quarter of 2004 as compared to the first quarter of 2003.

     These sources of cash were partially offset by the following:

  a $68.7 federal tax audit settlement payment related to 1994-1996 made in 2004, unfavorable working capital levels in accounts receivable, primarily reflecting higher sales in the first quarter of 2004. Accounts receivable days outstanding declined slightly in the first quarter of 2004 as compared to the first quarter of 2003.
  higher contributions of $19.0 to the U.S. and international pension plans in 2004 ($64.0 in 2004 versus $45.0 in 2003). In April 2004, Avon contributed an additional $45.0 to its U.S. pension plan.

Net Cash Used by Investing Activities

     Net cash used by investing activities in 2004 was $4.2 lower than in 2003 resulting from higher proceeds from the sale of investments, partially offset by higher capital expenditures.

Net Cash Used by Financing Activities

     Net cash used by financing activities in 2004 was $1.4 higher than in 2003 mainly driven by higher dividend payments and higher repurchases of common stock, partially offset by higher proceeds from stock option exercises.

Capital Resources

     Total debt at March 31, 2004, increased $11.4 to $1,133.2 from $1,121.8 at December 31, 2003, principally due to an adjustment to reflect the fair value of outstanding interest rate swaps.

     At March 31, 2004, there were no borrowings under a $600.0 revolving credit and competitive advance facility (the "credit facility"). This credit facility is also used to support Avon's commercial paper facility, under which no amounts were outstanding at March 31, 2004.

     At March 31, 2004, there were no amounts outstanding under uncommitted lines of credit.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

Financial Instruments and Risk Management Strategies

Interest Rate Risk

     On February 27, 2004, Avon entered into an interest rate swap agreement with a notional amount of $60.0 that expires on May 15, 2013, to convert the variable interest rate based on LIBOR on $60.0 of Avon’s fixed to variable interest rate swap agreements to a fixed interest rate of 4.67%.

     On March 9, 2004, Avon entered into an interest rate swap agreement with a notional amount of $65.0 that expires on May 15, 2013, to convert the variable interest rate based on LIBOR on $65.0 of Avon’s fixed to variable interest rate swap agreements to a fixed interest rate of 4.56%.

Foreign Currency Risk

     At March 31, 2004, Avon held foreign currency forward and option contracts to buy and sell foreign currencies, including cross-currency contracts to sell one foreign currency for another, with notional amounts in U.S. dollars as follows:

	Buy	Sell

Australian dollar	$2.1	$.5
British pound	15.1	85.5
Canadian dollar	-	45.3
Czech koruna	7.3	11.0
Euro	131.8	19.4
Hungarian forint	-	17.1
Japanese yen	65.3	10.9
Mexican peso	-	35.0
Polish zloty	61.7	20.3
Russian ruble	-	66.5
Other currencies	2.7	18.0

Total	$286.0	$329.5

     Certain of Avon’s subsidiaries held U.S. dollar denominated assets, primarily to minimize foreign-currency risk and provide liquidity. At March 31, 2004, Avon subsidiaries that held U.S. dollar denominated assets included Argentina ($6.0), Brazil ($5.3) and the Dominican Republic ($0.6).

Special Charges

Business Transformation

     In May 2001, Avon announced its Business Transformation plans, which are designed to significantly reduce costs and expand profit margins, while continuing to focus on consumer growth strategies. Business Transformation initiatives include an end-to-end evaluation of business processes in key operating areas, with target completion dates through 2004. Specifically, the initiatives focus on simplifying Avon’s marketing processes, taking advantage of supply chain opportunities, strengthening Avon’s sales model through the Sales Leadership program and the Internet, streamlining the Company’s organizational structure and integrating certain similar activities across markets to achieve efficiencies. Avon expects to continue to realize significant benefits from these Business Transformation initiatives, but the scope and complexity of these initiatives necessarily involve planning and execution risk.

     It is expected that the savings from these initiatives will provide additional financial flexibility to achieve profit targets, while enabling further investment in consumer growth strategies. Management believes that initiatives associated with

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

the 2001 and 2002 Special charges discussed below will help the Company achieve its operating margin targets.

     In the first quarter of 2003, Avon announced additional Business Transformation initiatives, which are expected to promote continued sales and earnings growth as well as provide for further margin expansion through 2007. No special charges are anticipated with these additional Business Transformation initiatives.

Special Charges – Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax, or $.28 per diluted share) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statements of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges related to future cash expenditures. Approximately 90% of these cash expenditures were made by March 2004. All payments are funded by cash flow from operations. (See Note 9, Special Charges). In the third quarter of 2002, Avon recorded an adjustment related to the fourth quarter 2001 charge. See Special Charges – Third Quarter 2002 below. Additionally, in the fourth quarter of 2003, Avon recorded a benefit of $2.1 pretax ($1.3 after tax, or $.006 per diluted share) from an adjustment to the fourth quarter 2001 charge (see Note 9, Special Charges).

     In 2002 and 2003, actions associated with the 2001 Special charges yielded net savings of approximately $30.0 (gross savings of $50.0 partially offset by transitional costs of $20.0) and $60.0 (gross savings of $70.0 partially offset by transitional costs of $10.0), respectively. Cost savings from these initiatives should continue, with net savings in 2004 expected to be approximately $85.0 (net of additional transitional costs of approximately $5.0).

     The actions associated with the 2001 Special charges resulted in incremental cash outlays of $32.0 in 2002 and produced incremental cash flow of $27.0 in 2003 and are expected to produce incremental cash flow of $40.0 in 2004. Capital expenditures associated with the 2001 Special charges were approximately $30.0 in 2002 and $5.0 in 2003. The cash outlays in 2002, and capital expenditures in 2002 and 2003 were funded through cash flow from operations.

Special Charges – Third Quarter 2002

     Special charges of $43.6 pretax ($30.4 after tax or $.12 per diluted share), recorded in the third quarter of 2002, primarily related to Avon’s Business Transformation initiatives, including supply chain initiatives, workforce reduction programs and sales transformation initiatives. Approximately 90% of the charges related to future cash expenditures. Approximately 80% of these expenditures were made by March 2004. Avon also recorded a benefit of $7.3 pretax ($5.2 after tax, or $.02 per diluted share) from an adjustment to the Special charges recorded in the fourth quarter of 2001. The net effect of the special items was a charge of $36.3 pretax ($25.2 after tax, or $.10 per diluted share). The $36.3 was included in the Consolidated Statements of Income for 2002 as a Special charge ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0). In the fourth quarter of 2003, Avon recorded a benefit of $1.8 pretax ($1.3 after tax, or $.005 per diluted share) from an adjustment to the third quarter 2002 charge (see Note 9, Special Charges).

     In 2003, Avon actions associated with the 2002 Special charges yielded net savings of $16.0 (gross savings of $29.0 partially offset by transitional costs of $13.0). Cost savings from these initiatives should continue, with net savings in 2004 expected to be approximately $50.0 (net of additional transitional costs of approximately $4.0).

AVON PRODUCTS, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

     The actions associated with the 2002 Special charges resulted in incremental cash outlays of $20.0 in 2002 and produced incremental cash flow of $3.0 in 2003 and are expected to produce incremental cash flow of $30.0 in 2004. Capital expenditures associated with Business Transformation initiatives included in the 2002 Special charges were $10.0 through 2003 and were funded through cash flow from operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. (“Avon” or the “Company”) to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, including social, economic and political uncertainties in Latin America, Asia Pacific and Central and Eastern Europe; the Company’s ability to implement its business strategies and its Business Transformation initiatives, including the integration of similar activities across markets to achieve efficiencies; the Company’s ability to achieve anticipated cost savings and its profitability and growth targets; the impact of substantial currency fluctuations on the results of the Company’s foreign operations and the cost of sourcing foreign products and the success of the Company’s foreign currency hedging and risk management strategies; the Company’s ability to implement its information systems initiatives; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign governments; the Company’s ability to successfully identify new business opportunities; the Company’s access to financing; and the Company’s ability to attract and retain key executives. Additional information identifying such factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC. The Company undertakes no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2003 Form 10-K.

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

Changes in Internal Control over Financial Reporting

     In connection with the evaluation by the Company's Chief Executive Officer and Chief Financial Officer of changes in internal control over financial reporting that occurred during the Company's last fiscal quarter, no change in the Company’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, Contingencies.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

1/1/04 – 1/31/04	44,900	$66.78	44,900	$445,423
2/1/04 – 2/29/04	314,245	$69.52	314,245	$423,578
3/1/04 – 3/31/04	556,335	$72.68	556,335	$383,143

Total	915,480		915,480

(1)	All shares were purchased in open-market transactions pursuant to Avon’s publicly announced share repurchase program, which was approved by Avon’s Board of Directors in September 2000. Under this program, Avon may buy up to $1.0 billion of its outstanding stock over a five-year period ending September 2005.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

     On February 3, 2004, Avon filed a Form 8-K reporting an increase to its regular quarterly dividend; a two-for-one stock split, in the form of a stock dividend, subject to shareholder approval of an increase in the number of authorized shares of common stock; and issuance of a press release announcing results of operations for the fourth quarter and full year 2003.

     On February 3, 2004, Avon furnished a Form 8-K reporting the issuance of a press release supplementing its earlier release regarding results of operations for the fourth quarter and full year 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC. (Registrant)
Date: April 30, 2004	/s/ Janice Marolda Klettner Janice Marolda Klettner Vice President, Controller Principal Accounting Officer Signed both on behalf of the registrant and as principal accounting officer.