Form 10-Q
period 2004-06-30
AVON PRODUCTS INC
filed 2004-07-30
CIK 8868

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission file number 1-4881

AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	13-0544597

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1345 Avenue of the Americas, New York, N.Y. 10105-0196
(Address of principal executive offices) (Zip code)

(212) 282-5000
(Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X         No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes  X       No ___

     The number of shares of Common Stock (par value $.25) outstanding at June 30, 2004 was 472,866,540.

Table of Contents

		Page
		Numbers

	Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income
	Three Months Ended June 30, 2004 and
	June 30, 2003	3
	Six Months Ended June 30, 2004 and
	June 30, 2003	4

	Consolidated Balance Sheets
	June 30, 2004 and December 31, 2003	5

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2004 and
	June 30, 2003	6

	Notes to Consolidated Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	37

Item 4.	Controls and Procedures	37

	Part II. Other Information

Item 1.	Legal Proceedings	38

Item 2.	Change in Securities, Use of Proceeds
	and Issuer Purchases of Equity Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38-39

Item 6.	Exhibits and Reports on Form 8-K	40

Signature		41

PART I. FINANCIAL INFORMATION

     AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30

	2004	2003

Net sales	$1,844.4	$1,632.0

Other revenue	21.9	16.2

Total revenue	1,866.3	1,648.2

Costs, expenses and other:
Cost of sales	669.0	619.7
Marketing, distribution and administrative expenses	871.8	748.7

Operating profit	325.5	279.8

Interest expense	9.8	10.6
Interest income	(3.9)	(3.0)
Other expense, net	4.1	9.8

Total other expense, net	10.0	17.4

Income before taxes and minority interest	315.5	262.4
Income taxes	79.4	88.1

Income before minority interest	236.1	174.3
Minority interest	(3.8)	(2.8)

Net income	$232.3	$171.5

Earnings per share:
Basic	$.49	$.37
Diluted	$.49	$.36

Weighted-average shares outstanding:
Basic	472.27	469.80
Diluted	478.37	488.58

The accompanying notes are an integral part of these statements.

     AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Six Months Ended June 30

	2004	2003

Net sales	$3,585.8	$3,092.3

Other revenue	45.3	31.9

Total revenue	3,631.1	3,124.2

Costs, expenses and other:
Cost of sales	1,330.1	1,193.7
Marketing, distribution and administrative expenses	1,746.1	1,487.1

Operating profit	554.9	443.4

Interest expense	15.9	20.5
Interest income	(8.4)	(5.5)
Other expense, net	7.3	11.6

Total other expense, net	14.8	26.6

Income before taxes and minority interest	540.1	416.8
Income taxes	153.3	142.1

Income before minority interest	386.8	274.7
Minority interest	(6.4)	(4.3)

Net income	$380.4	$270.4

Earnings per share:
Basic	$.81	$.58
Diluted	$.80	$.57

Weighted-average shares outstanding:
Basic	472.03	469.99
Diluted	477.60	488.11

The accompanying notes are an integral part of these statements.

     AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30 2004	December 31 2003

ASSETS
Current assets:
Cash and cash equivalents	$641.9	$694.0
Accounts receivable	595.2	599.8
Inventories	723.9	653.4
Prepaid expenses and other	279.5	278.9

Total current assets	2,240.5	2,226.1

Property, plant and equipment, at cost	1,769.6	1,728.9
Less accumulated depreciation	897.6	873.3

	872.0	855.6
Other assets	522.2	480.6

Total assets	$3,634.7	$3,562.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$244.1	$244.1
Accounts payable	406.0	400.1
Accrued compensation	146.9	149.5
Other accrued liabilities	328.5	332.6
Sales and taxes other than income	130.0	139.5
Income taxes	269.2	321.9

Total current liabilities	1,524.7	1,587.7

Long-term debt	851.6	877.7
Employee benefit plans	450.9	502.1
Deferred income taxes	34.7	50.6
Other liabilities	177.9	172.9

Total liabilities	3,039.8	3,191.0

Contingencies (Note 7)

Shareholders’ equity:
Common stock	181.7	90.3
Additional paid-in capital	1,274.8	1,188.4
Retained earnings	2,360.1	2,202.4
Accumulated other comprehensive loss	(750.6)	(729.4)
Treasury stock, at cost	(2,471.1)	(2,380.4)

Total shareholders’ equity	594.9	371.3

Total liabilities and shareholders’ equity	$3,634.7	$3,562.3

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30

	2004	2003

Cash Flows from Operating Activities:
Net income	$380.4	$270.4
Adjustments to reconcile net income to net cash used in
operating activities:
Payments related to special charges	(9.0)	(21.8)
Asset write-downs	-	12.1
Depreciation and amortization	64.3	60.4
Provision for doubtful accounts	67.3	57.2
Provision for obsolescence	31.9	27.0
Amortization of debt discount	.8	8.5
Foreign exchange losses	1.5	12.4
Deferred income taxes	(21.4)	4.0
Other	7.2	(.2)
Changes in assets and liabilities:
Accounts receivable	(70.4)	(23.1)
Inventories	(109.0)	(76.0)
Prepaid expenses and other	3.4	(11.5)
Accounts payable and accrued liabilities	15.1	(104.2)
Income and other taxes	(57.3)	(55.8)
Noncurrent assets and liabilities	(76.8)	(44.8)

Net cash provided by operating activities	228.0	114.6

Cash Flows from Investing Activities:
Capital expenditures	(81.2)	(63.0)
Disposal of assets	4.8	11.7
Purchases of investments	(20.8)	(13.9)
Proceeds from sales of investments	19.1	13.7
Other investing activities	(46.4)	(19.0)

Net cash used in investing activities	(124.5)	(70.5)

Cash Flows from Financing Activities*:
Cash dividends	(135.2)	(100.9)
Book overdraft	1.4	-
Debt, net (maturities of three months or less)	10.6	1.0
Proceeds from short-term debt	17.6	29.5
Proceeds from long-term debt	-	249.2
Repayment of short-term debt	(30.0)	(37.4)
Repurchase of common stock	(90.8)	(92.8)
Proceeds from exercise of stock options, net of taxes	82.0	52.8

Net cash (used in) provided by financing activities	(144.4)	101.4

Effect of exchange rate changes on cash and equivalents	(11.2)	8.5

Net (decrease) increase in cash and equivalents	(52.1)	154.0
Cash and equivalents at beginning of period	694.0	606.8

Cash and equivalents at end of period	$641.9	$760.8

*Non-cash financing activities in 2004 and 2003 included (losses) related to the change in fair market value of interest rate swap agreements of ($25.1) and ($3.5), respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the 2003 Annual Report to Shareholders of Avon Products, Inc. (“Avon” or the “Company”). The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     To conform to the current period presentation, certain reclassifications were made to the prior periods’ consolidated financial statements, including the first quarter of 2004, and the accompanying footnotes.

Stock Split and Dividends

     At the May 6, 2004 Annual Meeting, the shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 800 million to 1.5 billion. Conditioned on such approval, the Board of Directors in February 2004 had declared a two-for-one stock split in the form of a 100% stock dividend, payable May 28, 2004 to shareholders of record on May 17, 2004. The stock split has been recognized by reclassifying the $.25 par value of the additional shares resulting from the split from retained earnings to common stock.

     All references to the number of shares and per share amounts in the financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

Other

     In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).” FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. Among other things the new law will expand Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as a federal subsidy for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the new Medicare drug benefits. This new FSP is effective July 1, 2004 and the Company is currently assessing the implications of this Act on the Consolidated Financial Statements.

2.  EARNINGS PER SHARE

     Basic earnings per share (“EPS”) were computed by dividing Net income by the weighted-average number of shares outstanding during the period. Diluted EPS were calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Numerator:
Net income for purposes of computing
basic EPS	$232.3	$171.5	$380.4	$270.4

Interest expense on convertible notes,
net of taxes	-	2.6	-	5.3

Net income for purposes of computing
diluted EPS	$232.3	$174.1	$380.4	$275.7

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Denominator (in millions):
Basic EPS weighted-average shares
outstanding	472.27	469.80	472.03	469.99

Dilutive effect of:
Assumed conversion of
stock options and settlement of
forward contracts (1)	6.10	4.86	5.57	4.20
Assumed conversion of convertible notes	-	13.92	-	13.92

Diluted EPS weighted-average
shares outstanding	478.37	488.58	477.60	488.11

Basic EPS	$.49	$.37	$.81	$.58
Diluted EPS	$.49	$.36	$.80	$.57

(1) At June 30, 2004, stock options to purchase .1 million shares of common stock were not included in the earnings per share calculation since their impact was anti-dilutive.

     Avon purchased approximately 2.5 million shares of Avon common stock for $92.1 during the first six months of 2004, as compared to approximately 3.4 million shares of Avon common stock for $92.8 during the first six months of 2003. At June 30, 2004, purchases of 28,000 shares for $1.3 were not settled until July 2004.

3. INVENTORIES

	June 30 2004	December 31 2003

Raw materials	$169.6	$152.0
Finished goods	554.3	501.4

	$723.9	$653.4

4. DIVIDENDS

     Cash dividends paid per share of common stock were $.14 and $.28 for the three and six months ended June 30, 2004, respectively, and $.105 and $.21 for the corresponding 2003 periods, respectively. On January 31, 2004, Avon increased the annualized dividend rate to $.56 from $.42.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

5.  STOCK-BASED COMPENSATION

     Avon applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its long-term stock-based incentive plans. No compensation cost related to grants of stock options was reflected in Net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost related to grants of restricted stock is equal to the quoted market price of Avon’s stock at the measurement date and is amortized to expense over the vesting period. Compensation expense relating to grants of restricted stock for the three and six months ended June 30, 2004 was $2.5 and $4.6, respectively, and for the three and six months ended June 30, 2003 was $1.7 and $3.5, respectively. The effects on Net income and Earnings per share if Avon had applied the fair value recognition provisions of Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net income, as reported	$232.3	$171.5	$380.4	$270.4
Less: Stock-based compensation
expense determined under
FAS No. 123, net of tax	(7.5)	(6.7)	(14.5)	(14.3)

Pro forma Net income	$224.8	$164.8	$365.9	$256.1

Earnings per share:
Basic – as reported	$.49	$.37	$.81	$.58
Basic – pro forma	$.48	$.35	$.78	$.55
Diluted – as reported	$.49	$.36	$.80	$.57
Diluted – pro forma	$.47	$.34	$.77	$.54

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

6.  EMPLOYEE BENEFIT PLANS

Net Periodic Benefit Cost

            Net periodic benefit cost was as follows:

	Three Months Ended June 30

	Pension Benefits

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2004	2003	2004	2003	2004	2003

Service cost	$6.5	$5.5	$4.6	$4.9	$.6	$.6
Interest cost	12.2	12.0	7.6	7.2	2.9	3.1
Expected return on plan
assets	(13.0)	(13.4)	(6.2)	(5.5)	-	-
Amortization of transition
liability	-	.5	.1	.2	-	-
Amortization of prior
service cost	(.1)	-	.3	.9	(1.2)	(1.3)
Amortization of actuarial
losses	7.7	4.8	1.4	1.4	.4	.5
Settlements/ special
termination benefits	-	-	-	.2	-	-
Other	-	-	-	(.3)	-	-

Net periodic benefit cost	$13.3	$9.4	$7.8	$9.0	$2.7	$2.9

	Six Months Ended June 30

	Pension Benefits

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2004	2003	2004	2003	2004	2003

Service cost	$12.7	$10.4	$10.5	$9.6	$1.3	$1.2
Interest cost	23.5	22.9	17.2	14.1	6.3	6.1
Expected return on plan
assets	(25.6)	(25.5)	(14.0)	(10.7)	-	-
Amortization of transition
liability	-	-	.1	.4	-	-
Amortization of prior
service cost	(.2)	1.0	.7	1.7	(2.6)	(2.5)
Amortization of actuarial
losses	14.7	9.3	3.2	2.8	.9	.9
Settlements/ special
termination benefits	-	-	-	.4	-	-
Other	-	-	-	(.7)	-	-

Net periodic benefit cost	$25.1	$18.1	$17.7	$17.6	$5.9	$5.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Employer Contributions

     Avon previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $90.0 and $37.0, respectively, to its U.S. and non-U.S. pension plans in 2004. As of June 30, 2004, approximately $90.0 and $28.0, respectively, of contributions have been made to the U.S. and non-U.S plans. During the second half of 2004, the Company currently anticipates contributing an additional $17.0 million to the non-U.S. plans.

7.  CONTINGENCIES

     Avon is a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon’s Preferred Equity-Redemption Cumulative Stock (“PERCS”). Plaintiffs allege various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and seek aggregate damages of approximately $145.0, plus interest. A trial of this action took place in the United States District Court for the Southern District of New York and concluded in November 2001. In March 2004 the court rendered a decision in favor of Avon and dismissed the Consolidated Amended Class Action Complaint. In April 2004 the plaintiffs filed a Notice of Appeal initiating an appeal of the court’s decision to the United States Court of Appeals for the Second Circuit. It is not possible to predict the outcome of litigation and it is reasonably possible that the appeal, and any subsequent retrial, could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome but, under some of the damage theories presented, an adverse award could be material to the Consolidated Financial Statements.

     Avon has been defending actions commenced in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of the Company’s former headquarters in New York City. In one action, Plaintiff sought aggregate damages of approximately $80.0, plus interest, for the Company’s alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. A trial of that matter had been scheduled to commence on June 1, 2004. On May 27, 2004 Avon entered into a settlement with Solow and paid Solow $6.2 in exchange for a release of Solow’s claims. In a separate action that has been pending since 1975, Solow alleges that Avon misappropriated the name of its former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space over the term of the lease. Although this action remained dormant for over twenty years, discovery in the matter has been revived. This action is unaffected by the settlement with Solow. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that the remaining action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     Avon Products Foundation, Inc. (the “Avon Foundation”) is a defendant in an arbitration proceeding brought by Pallotta TeamWorks (“Pallotta”) on September 3, 2002, before Judicial Arbitration and Mediation Services, Inc. Pallotta asserts claims of breach of contract, misappropriation of opportunity, tortious interference with prospective contractual arrangement and unfair competition arising out of the Avon Foundation’s decision to use another party to conduct breast cancer fundraising events, and seeks unspecified damages and attorneys’ fees. The arbitrator dismissed Pallotta’s misappropriation claim in January 2003, its unfair competition claim in February 2003 and its tortious interference claim in July 2003. A hearing on the remaining claim commenced in July 2003 and the matter is now in the post-hearing briefing stage. The Avon Foundation believes that it has meritorious defenses to the claims asserted by Pallotta and has filed a number of counterclaims. The Avon Foundation is a registered 501(c)(3) charity and is

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

a distinct entity from Avon Products, Inc., which is not a party to these proceedings. While it is not possible to predict the outcome of litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements of the Company.

     Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. The Company filed demurrers to the original complaint and three subsequent amended complaints, asserting that they failed to state a cause of action. The Superior Court sustained the Company’s demurrers and dismissed plaintiffs’ causes of action except for the unjust enrichment claim of one plaintiff, the amount of which is nominal. The court also struck plaintiffs’ class allegations. Plaintiffs filed Petitions for Writ of Mandate with the Court of Appeal of the State of California seeking to overturn the Superior Court’s dismissals in respect of the complaints. On June 24, 2004 the Court of Appeal issued an Alternative Writ of Mandate and Order mandating that the Superior Court vacate its prior rulings or, in the alternative, show cause why such a mandate should not issue. Separately, plaintiffs filed with the Superior Court a motion for reconsideration of the court’s decision striking plaintiffs’ class allegations in this matter, which decision was unaffected by the action of the Court of Appeal. The Superior Court chose not to vacate its rulings in respect of the complaints, so the parties are proceeding with briefs and oral argument on the issues before the Court of Appeal. Argument before the Court of Appeal is scheduled to take place on November 29, 2004. The Superior Court also chose not to change its ruling striking plaintiffs’ class allegations and the plaintiffs have appealed that decision to the Court of Appeal. The Company believes that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

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

     Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon’s management, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2004, should not have a material adverse effect on the Consolidated Financial Statements.

8. COMPREHENSIVE INCOME

      The components of comprehensive income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net income	$232.3	$171.5	$380.4	$270.4
Other comprehensive (loss) income:
Foreign currency translation and
transaction adjustments	(5.0)	35.8	(21.8)	30.5
Unrealized gain from available-for-sale securities	-	2.5	.1	2.0
Net derivative gains (losses) on cash
flow hedges	3.7	(1.6)	.5	(2.6)

Other comprehensive (loss) income	(1.3)	36.7	(21.2)	29.9

Comprehensive income	$231.0	$208.2	$359.2	$300.3

Cash flow hedges impacted other comprehensive (loss) income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net gains (losses) on derivative
instruments	$2.3	$(2.3)	$(2.2)	$(3.0)
Reclassification of net losses
to earnings	1.4	.7	2.7	.4

Net impact to other comprehensive
(loss) income	$3.7	$(1.6)	$.5	$(2.6)

9. SPECIAL CHARGES

     In May 2001, Avon announced its new Business Transformation plans, which are designed to significantly reduce costs and expand profit margins, while continuing to focus on consumer growth strategies. Business Transformation initiatives include an end-to-end evaluation of business processes in key operating areas, with target completion dates through 2004. Specifically, the initiatives focus on simplifying Avon’s marketing processes, taking advantage of supply chain opportunities, strengthening Avon’s sales model through the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Sales Leadership program and the Internet, streamlining the Company’s organizational structure and integrating certain similar activities across markets to achieve efficiencies. To date, Avon has realized significant gross margin savings as well as expense reductions as a result of these Business Transformation initiatives.

Special Charges – Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statement of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges related to future cash expenditures. Approximately 90% of these cash expenditures were made by June 2004. All payments are funded by cash flow from operations.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Special charges by category of expenditures were as follows:

	Accrued Severance and Related Costs	Cost of Sales Charge	Asset Impair- ment Charge	Special Termination Benefits	Contract Termination Costs	Accrued Facility Rational- ization and Other Costs	Total

Facility
rationalizations	$42.9	$2.5	$5.1	$5.0	$2.2	$4.3	$62.0
Workforce reduction
programs	26.9	-	-	6.2	-	-	33.1
Other	-	-	.3	-	1.3	.7	2.3

Total accrued charges	$69.8	$2.5	$5.4	$11.2	$3.5	$5.0	$97.4

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

     While project plans associated with these initiatives have not changed, the Company has experienced favorable adjustments to its original cost estimates. As a result, the Company reversed $7.3 pretax ($5.2 after tax) in 2002 and $2.1 pretax ($1.3 after tax) in 2003, against the Special charge line in the Consolidated Statements of Income, where the estimates were originally recorded. The favorable adjustments in 2002 primarily related to certain employees pursuing reassignments in other Avon locations, as well as lower severance costs resulting from higher than anticipated lump-sum distributions (associates who elect lump-sum distributions do not receive benefits during the severance period). The favorable adjustments in 2003 primarily related to certain employees pursuing reassignments to other locations and favorable contract termination negotiations.

Special Charges - Third Quarter 2002

     On September 30, 2002, the Company authorized a plan related to the implementation of its Business Transformation initiatives. In connection with these initiatives, in the third quarter of 2002, Avon recorded Special charges of $43.6 pretax ($30.4 after tax). These charges were primarily associated with the following initiatives:

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

     Approximately 90% of the charge resulted in future cash expenditures. Approximately 85% of these cash expenditures were made by June 2004. All payments are funded by cash flow from operations.

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
(3) The majority of the special charge within the Latin America segment included workforce reduction programs in Argentina, Central America and Brazil (across numerous functional areas).
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

     While project plans associated with these initiatives have not changed, the Company has experienced favorable adjustments to its original cost estimates. As a result, the Company reversed $1.8 pretax ($1.3 after tax) in 2003, against the Special charge line in the Consolidated Statements of Income, where the estimates were originally recorded. The favorable adjustments in 2003 primarily relate to certain employees pursuing reassignments to other locations and favorable contract termination negotiations, partially offset by higher than expected severance costs for certain initiatives.

Liability Balances for Special Charges

     The liability balances for Special charges at June 30, 2004, were as follows:

	Accrued Severance and Related Costs	Cost of Sales Charge	Asset Impair- ment Charge	Special Termination Benefits	Contract Termination Costs	Other Costs	Total

2001 Charges:

Balance at
December 31, 2003	$8.2	$-	$-	$-	$-	$1.1	$9.3
Foreign exchange	(.1)	-	-	-	-	-	(.1)
Cash payments	(1.4)	-	-	-	-	(.4)	(1.8)

Balance at
June 30, 2004	$6.7	$-	$-	$-	$-	$.7	$7.4

2002 Charges:
Balance at
December 31, 2003	$11.7	$-	$-	$-	$-	$1.5	$13.2
Foreign exchange	(.2)	-	-	-	-	-	(.2)
Cash payments	(7.1)	-	-	-	-	(.1)	(7.2)

Balance at
June 30, 2004	$4.4	$-	$-	$-	$-	$1.4	$5.8

            The liability balances and employee terminations by business segment were as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

2001 Charges:
	North America*	U.S.	Latin America	Europe		Asia Pacific	Corporate and Other	Total

Total Accrued charges	$17.7	$26.1	$24.1	$15.3		$-	$14.2	$97.4
Less: Adjustment 2002	(2.0)	(4.4)	-	-		-	(.9)	(7.3)
Less: Adjustment 2003	(.2)	(1.1)	(.2)	-		-	(.6)	(2.1)
Less: Foreign exchange	-	-	(3.6)	1.3		-	-	(2.3)
Less: Expenses charged	(15.4)	(20.4)	(13.9)	(15.9)		-	(12.7)	(78.3)

Balance at
June 30, 2004	$.1 (a)	$.2 (a)	$6.4 (b)	$.7	(a)	$-	$-	$7.4

Number of planned employee
terminations	362	460	2,007	533		-	125	3,487
Remaining employee
terminations at
June 30, 2004	-	-	459	-		-	-	459

*Excludes amounts related to the U.S.

(a)The remaining liability relates to remaining amounts payable to employees already receiving severance, as well as facility payments.
(b)The majority of the remaining liability relates to employee severance costs relating to a facility rationalization in Mexico. The facility project includes the closure of a manufacturing and distribution facility, a construction plan to expand an existing facility and the moving of the manufacturing and distribution functions on a staged basis to a newly constructed site. The workforce is being terminated over a transition period through 2004 (approximately 700 in 2002, 600 in 2003 and 500 in 2004). The distribution facility was closed in October 2002. Construction of the manufacturing facility was substantially completed in the second quarter of 2003. Transition of the production to the new facility began in the third quarter of 2003 and is expected to be completed by December 2004.

2002 Charges:

	North America*	U.S.	Latin America	Europe		Asia Pacific	Corporate and Other		Total

Total Accrued charges	$4.7	$6.2	$4.1	$17.5		$7.2	$3.9		$43.6
Less: Adjustment 2003	.3	(1.0)	(.8)	.4		(.7)	-		(1.8)
Plus: Foreign exchange	.7	-	.2	3.2		.2	-		4.3
Less: Expenses charged	(5.7)	(5.1)	(2.6)	(16.8)		(6.5)	(3.6)		(40.3)

Balance at
June 30, 2004	$-	$.1 (b)	$.9 (c)	$4.3	(d)	$.2 (a)	$.3	(a)	$5.8

Number of planned employee
terminations	152	179	241	302		119	41		1,034
Remaining employee
terminations at
June 30, 2004	-	-	48	15		-	-		63

*Excludes amounts related to the U.S.

(a) The majority of the remaining liability relates to remaining amounts payable to employees already receiving severance.
(b) The majority of the remaining liability relates to remaining amounts payable to employees already receiving severance. The employee severance costs are associated with workforce reduction programs within the sales and supply chain functions. Employee terminations began in December 2002, with a majority of payments made by December 2003.
(c) The majority of the remaining liability relates to workforce reduction programs in Venezuela which is expected to be substantially completed by the fourth quarter of 2004.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

10. SEGMENT INFORMATION

           Summarized financial information concerning the Company’s reportable segments was as follows:

	Three Months Ended June 30,

	2004		2003

	Net Sales	Operating Profit	Net Sales	Operating Profit

North America:
U.S.	$545.8	$114.8	$529.4	$111.9
U.S. Retail (1)	2.3	(1.2)	2.3	(1.5)
Other (2)	77.2	11.5	74.6	10.1

Total	625.3	125.1	606.3	120.5

International:
Europe	484.8	111.2	378.4	74.5
Latin America	476.6	123.6	432.9	107.5
Mexico	170.9	50.2	172.1	54.5
Asia Pacific	257.7	48.7	214.4	36.7

Total International	1,219.1	283.5	1,025.7	218.7

Total from operations	1,844.4	408.6	1,632.0	339.2

Global expenses	-	(83.1)	-	(59.4)

Total	$1,844.4	$325.5	$1,632.0	$279.8

(1)  Includes U.S. Retail and Avon Center.
(2)  Includes Canada, Dominican Republic and Puerto Rico.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Six Months Ended June 30,

	2004		2003

	Net Sales	Operating Profit	Net Sales	Operating Profit

North America:
U.S.	$1,082.4	$205.1	$1,030.6	$209.3
U.S. Retail (1)	4.5	(2.5)	4.2	(23.2)
Other (2)	145.8	18.5	140.0	16.8

Total	1,232.7	221.1	1,174.8	202.9

International:
Europe	936.1	198.3	704.7	121.8
Latin America	911.0	211.5	786.4	171.8
Mexico	337.0	91.9	331.2	93.0
Asia Pacific	506.0	91.9	426.4	70.6

Total International	2,353.1	501.7	1,917.5	364.2

Total from operations	3,585.8	722.8	3,092.3	567.1

Global expenses	-	(167.9)	-	(123.7)

Total	$3,585.8	$554.9	$3,092.3	$443.4

(1)	Includes U.S. Retail and Avon Centers. 2003 operating profit for U.S. Retail includes costs of $18.3 related to severance and asset write-downs.
(2)	Includes Canada, Dominican Republic and Puerto Rico.

     The following table presents consolidated Net sales by classes of principal products:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Beauty*	$1,296.8	$1,109.5	$2,501.7	$2,087.1
Beauty Plus**	337.4	307.5	646.1	585.6
Beyond Beauty***	210.2	215.0	438.0	419.6

Total Net sales	$1,844.4	$1,632.0	$3,585.8	$3,092.3

*	Beauty includes cosmetics, fragrances and toiletries.
**	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
***	Beyond Beauty includes home products, gift and decorative products, toys and candles.

     Sales from Health and Wellness products and the Mark brand are included in the above categories based on product type.

11. ACQUISITION

     In June 2004, Avon purchased 20% of the outstanding shares in its two joint venture subsidiaries in China from a minority interest shareholder for $45.6,

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

including transaction costs. Avon previously owned 73.845% of these subsidiaries and consolidated their results, while recording minority interest for the portion not owned. As a result of this transaction, Avon reduced the minority interest in the net assets of these subsidiaries as of June 30, 2004. The purchase of these shares did not have a material impact on Avon’s consolidated Net income. Avon China is included in Avon's Asia Pacific operating segment. Avon initially allocated approximately $36.0 of the purchase price to goodwill and is in the process of reviewing the valuation of intangible assets, if any; thus, the allocation of the purchase price is subject to adjustment.

12. SUPPLEMENTAL INCOME STATEMENT INFORMATION

      The components of Other expense, net, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Foreign exchange losses, net	$2.7	$7.7	$4.7	$8.8
Amortization of debt issue costs
and other financing	1.6	2.3	3.3	4.0
Other	(.2)	(.2)	(.7)	(1.2)

Other expense, net	$4.1	$9.8	$7.3	$11.6

13. FINANCIAL INSTRUMENTS

     On February 27, 2004 and March 9, 2004, Avon entered into variable-to-fixed interest rate swap agreements with notional amounts of $60.0 and $65.0, respectively, both of which expire May 15, 2013. These swap agreements will be utilized to mitigate the Company’s exposure to variable interest rate fluctuations that resulted from the discontinuation of fair value hedge accounting for $60.0 and $65.0, respectively, of its $125.0 fixed-to-variable interest rate swap agreement that hedged its 4.625% $125.0 fixed-rate debt due May 15, 2013. The unrealized gain on the fixed-to-variable swap as of the dates hedge accounting was discontinued was immaterial to the Consolidated Financial Statements and will be amortized to Interest expense over the remaining term of the fixed-rate debt. All future changes in the fair market value of all of the above swap agreements will be reflected in Interest expense.

     On June 7, 2004, Avon entered into a variable-to-fixed interest rate swap agreement with a notional amount of $100.0 that expires on November 15, 2009. This swap agreement will be utilized to mitigate the Company’s exposure to variable interest rate fluctuations that resulted from the discontinuation of fair value hedge accounting for $100.0 of its $150.0 fixed-to-variable interest rate swap that hedged a portion of its 7.15% $300.0 fixed-rate debt due November 15, 2009. The unrealized gain of $11.5 on the undesignated portion of the swap as of the date hedge accounting was discontinued will be amortized to Interest expense over the remaining term of the fixed-rate debt. All future changes in fair market value of all of the above swap agreements will be reflected in Interest expense.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

14. INCOME TAXES

     The effective tax rate for the three and six months ending June 30, 2004, was 25.2% and 28.4%, respectively, compared to rates of 33.6% and 34.1%, respectively, for the same periods of 2003. The effective tax rates were lower in the three- and six-month periods ending June 30, 2004, primarily due to cash management and tax strategies. These strategies are a further extension of the Company's Business Transformation efforts and reflect the reinvestment of a greater portion of foreign earnings offshore. These strategies reduced the effective tax rate by approximately 4.2 points and 2.5 points in the three- and six-month periods, respectively, as a result of the one-time reversal of previously recorded deferred taxes in connection with the decision to permanently reinvest foreign earnings offshore. In addition, tax audit settlements, the filing of an amended tax return resulting in an adjustment in foreign tax credits and first quarter refunds of tax and interest further reduced the effective tax rate by approximately 3.7 points and 2.8 points in the three- and six-month periods, respectively.

AVON PRODUCTS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

Consolidated

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Favorable (Unfavorable) %/Point Change	2004	2003	Favorable (Unfavorable) %/Point Change

Net sales (1)	$1,844.4	$1,632.0	13%	$3,585.8	$3,092.3	16%
Total revenue	1,866.3	1,648.2	13	3,631.1	3,124.2	16
Cost of sales (1)	669.0	619.7	(8)	1,330.1	1,193.7	(11)

Marketing, distribution
and administrative
expenses (1)	871.8	748.7	(16)	1,746.1	1,487.1	(17)
Operating profit	325.5	279.8	16	554.9	443.4	25
Interest expense	9.8	10.6	8	15.9	20.5	22
Interest income	(3.9)	(3.0)	30	(8.4)	(5.5)	53
Other expense, net	4.1	9.8	58	7.3	11.6	37
Net income	232.3	171.5	35	380.4	270.4	41
Diluted earnings per share	.49	.36	36	.80	.57	40

Gross margin	64.1%	62.4%	1.7	63.4%	61.8%	1.6
Marketing, distribution
and administrative
expenses as a % of
Total revenue	46.7%	45.4%	(1.3)	48.1%	47.6%	(.5)
Operating margin	17.4%	17.0%	.4	15.3%	14.2%	1.1
Effective tax rate	25.2%	33.6%	8.4	28.4%	34.1%	5.7

Units			15%			13%
Active Representatives			11%			10%

(1)	Certain amounts for the three-month period of 2003 and the six-month period of 2004 and 2003 have been reclassified to conform to current period presentation. See Note 1 of the Notes to the Consolidated Financial Statements.

Net Sales

     Net sales growth for both periods in 2004 was driven by an increase in units and the number of active Representatives, with dollar increases in all regions. Excluding the impact of foreign currency exchange, consolidated Net sales increased 12% and 13% for the three- and six-month periods, respectively, with increases in all regions.

     Net sales in the three-month period was also driven by a 17% increase in Beauty sales (driven by strong increases in all categories) and a 10% increase in Beauty Plus, which were partially offset by a 2% decrease in Beyond Beauty.

     Net sales in the six-month period was also driven by increases in all categories, as follows: a 20% increase in Beauty sales (driven by strong increases in all categories), a 10% increase in Beauty Plus and a 4% increase in Beyond Beauty.

Gross Margin

      Gross margin improved in the three month period in 2004 due to increases in Latin America (2.3 points, which increased consolidated gross margin by .6

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

point), North America (1.4 points, which increased consolidated gross margin by .5 point), Europe (.8 point, which increased consolidated gross margin by .2 point) and Asia Pacific (1.7 points, which increased consolidated gross margin by .2 point). Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .2 point).

     Gross margin improved in the six-month period in 2004 due to increases in Europe (2.0 points, which increased consolidated gross margin by .5 point), Asia Pacific (1.7 points, which increased consolidated gross margin by .3 point); Latin America (1.5 points which increased consolidated gross margin by .4 point) and North America (.7 point, which increased consolidated gross margin by .2 point). Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .2 point).

     The gross margin improvements discussed above include incremental net savings across all geographic segments associated with supply chain Business Transformation initiatives, which favorably impacted consolidated gross margin by 1.5 and 1.2 points for the three- and six-month periods, respectively. Gross margin in the six-month period of 2003 also included $7.8 of inventory write-downs related to the repositioning of the beComing line of products, which decreased consolidated gross margin in the six-month period in 2003.

     See the “Segment Review” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

Marketing, Distribution and Administrative Expenses

     Marketing, distribution and administrative expenses increased $123.1 in the three-month period in 2004 primarily due to a 13% sales increase (which resulted in an increase in expenses of approximately $52.6), an increase in consumer and strategic investments of $25.0 (including Sales Leadership, brochures and advertising), an increase in marketing expenses of approximately $13.0 (including promotional literature and public relations), an increase in legal expenses of $8.8 including settlement of the Solow litigation of $6.2 (see Note 7, Contingencies), merit salary increases of approximately $6.6 for certain marketing, distribution and administrative personnel around the world and an increase in pension expense of $2.7. These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon’s Business Transformation initiatives of $5.4 in 2004.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses increased 1.3 points in the three-month period in 2004 due to higher expense ratios in North America (1.4 points, which increased the consolidated ratio by .5 point), Latin America (1.2 points, which increased the consolidated ratio by .3), and higher global expenses (which increased the consolidated ratio by .9 point), partially offset by a lower expense ratio in Europe (2.4 points, which lowered the consolidated ratio by .6 point) and Asia Pacific (.1 point, which did not impact the consolidated ratio). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .2 point).

     Marketing, distribution and administrative expenses increased $259.0 in the six-month period in 2004 primarily due to a 16% sales increase (which resulted in an increase in expenses of approximately $128.5), an increase in consumer and strategic investments of $55.0 (including Sales Leadership and brochures), and an increase in marketing expenses of approximately $31.0 (including promotional literature and public relations), an increase in legal expenses of $11.9, including settlement of the Solow litigation of $6.2 (see

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Note 7, Contingencies), expenses of $8.3 related to Avon’s Turkish subsidiary which was consolidated beginning in the second quarter of 2003, merit salary increases of approximately $13.0 for certain marketing, distribution and administrative personnel around the world and an increase in pension expense of $7.1. These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon’s Business Transformation initiatives of $14.5 in 2004 and costs from severance and asset write-downs associated with the repositioning of the beComing line of products of $10.5 in 2003.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses increased .5 point in the six-month period in 2004 due to higher expense ratios in North America (.2 point, which increased the consolidated ratio by .1 point), Asia Pacific (.2 point, which did not impact the consolidated ratio), Latin America (.1 point, which did not impact the consolidated ratio) and higher global expenses (which increased the consolidated ratio by .7 point) which were partially offset by lower expense ratios in Europe (1.9 points, which decreased the consolidated ratio by .5). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .2 point).

     See the “Segment Review” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

Other Expense

     Interest expense decreased in the three- and six-month periods in 2004 largely as a result of the retirement of the $447.2 of convertible bonds in July 2003, partially offset by the issuance of $250.0 of fixed-rate debt that was swapped to a floating interest rate. Avon has converted approximately 70% of its fixed-rate debt to a floating rate based on LIBOR and has benefited from the declining interest rate environment over the last few years.

     Interest income increased in the three- and six-month periods in 2004 primarily due to higher Cash and cash equivalent balances.

     Other expense, net, was favorable in the three- and six-month periods of 2004 by $5.7 and $4.3, respectively, primarily due to lower net foreign exchange losses of $5.0 and $4.1, respectively.

Effective Tax Rate

     The effective tax rate for the three- and six-months ending June 30, 2004, was 25.2% and 28.4%, respectively, compared to rates of 33.6% and 34.1%, respectively, for the same periods of 2003. The effective tax rates were lower in the three- and six-month periods ending June 30, 2004, primarily due to cash management and tax strategies. These strategies are a further extension of the Company's Business Transformation efforts and reflect the reinvestment of a greater portion of foreign earnings offshore. These strategies reduced the effective tax rate by approximately 4.2 points and 2.5 points in the three- and six-month periods, respectively, and benefited earnings per share by approximately $.03, as a result of the onetime reversal of previously recorded deferred taxes in connection with the decision to permanently reinvest foreign earnings offshore. In addition, tax audit settlements, the filing of an amended tax return resulting in an adjustment in foreign tax credits and first quarter refunds of tax and interest further reduced the effective tax rate by approximately 3.7 points and 2.8 points in the three- and six-month periods, respectively, which benefited earnings per share by approximately $.02 and $.03 during the three- and six-month periods, respectively. The cash management and tax

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

strategies implemented during the second quarter of 2004 are expected to result in cash management efficiencies and ongoing tax savings. The Company expects the effective tax rate for the full year of 2004 to be approximately 31%.

Segment Review

North America

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	%Point Change	2004	2003	%Point Change

Net sales	$625.3	$606.3	3%	$1,232.7	$1,174.8	5%
Operating profit	125.1	120.5	4%	221.1	202.9	9%
Operating margin	19.5%	19.5%	-	17.5%	17.0%	.5

Units			11%			7%
Active Representatives			2%			2%

     Net sales increased in both periods reflecting growth in units and the number of active Representatives. The U.S. business, which represents approximately 90% of the North American segment, reported sales increases for the three- and six-month periods of 3% and 5%, respectively, reflecting increases in units of 11% and 7%, respectively, and active Representatives of 4% and 3%, respectively.

     On a category basis, the 2004 sales increases in both periods in the U.S. were driven by an increase in Beauty sales of 6% and 7%, respectively, (including sales of Mark, which was launched in the third quarter of 2003) and Beauty Plus sales of 4% and 6%, respectively, (driven by increases in apparel and accessories). These increases were partially offset by declines in the Beyond Beauty category of 11% and 4%, respectively, primarily due to declines in toy and gift products.

     Operating margin for the second quarter was flat and increased for the six-month period with the most significant impacts in the following areas:

  Operating margin in the U.S. declined in the three- and six-month periods (which decreased segment margin by .2 points and 1.3 points, respectively), primarily due to an unfavorable expense ratio, resulting from higher pension and benefit-related expenses, incremental expenses related to the Mark line (launched in the third quarter of 2003), and higher bad debt expense. In the three-month period, these increases were partially offset by an increase in gross margin, driven by higher Representative fees, as well as supply chain savings resulting from Business Transformation initiatives. In the six-month period, gross margin declined, mainly reflecting the impact of inventory clearance programs in the first quarter, partially offset by higher Representative fees and supply chain savings.

  Operating margin in the U.S. Retail business in the six-month period of 2003 included costs of $18.3 associated with the repositioning of the beComing line of products (which increased segment margin in 2004 by 1.7 points).

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Europe	Three Months Ended June 30				Six Months Ended June 30

			%/Point Change				%/Point Change

	2004	2003	US$	Local Currency	2004	2003	US$	Local Currency

Net sales	$484.8	$378.4	28%	20%	$936.1	$704.7	33%	22%
Operating profit	$111.2	$74.5	49%	40%	$198.3	$121.8	63%	50%
Operating margin	22.9%	19.6%	3.3	3.3	21.1%	17.2%	3.9	3.9

Units				17%				19%
Active Representatives				13%				13%

     Net sales in U.S. dollars and local currencies increased significantly in both periods, driven by substantial growth in units and the number of active Representatives, as well as favorable foreign exchange, with the following markets having the most significant impact:

  In the markets of Central and Eastern Europe, Net sales grew significantly in both periods, primarily driven by an increase in Russia and, to a lesser extent, increases in all other markets in the region. In Russia, sales grew substantially in both periods, reflecting growth in active Representatives resulting from expansion into new territories, with penetration and access supported through additional distribution points throughout the country.
  In Western Europe, Net sales increased in both periods mainly due to growth in the United Kingdom resulting from highly focused sales promotion and incentive programs supporting both the Anew and Advanced Techniques brands, in addition to favorable foreign exchange.
  In Turkey, Net sales increased significantly in the second quarter, reflecting substantial growth in active Representatives and units. In addition, Avon began consolidating its Turkish subsidiary in the second quarter of 2003, which contributed to an overall Net sales increase of $26.9 for the six months ended June 30, 2004.

     The increases in operating margin in Europe in the three- and six-month periods were most significantly impacted by the following markets:

  In Central and Eastern Europe, operating margin improved in both periods (which increased segment margin by 2.2 points in both periods), driven by a decrease in the expense ratio resulting from sales growth in all markets in the cluster. Additionally, gross margin improved in nearly all markets, most significantly in Russia, reflecting a change in pricing strategy and the elimination of sales tax in July 2003.
  In Western Europe, operating margin improved in both periods (which increased segment margin by .8 and .5 points, respectively). The increase in the second quarter was primarily due to a decline in the expense ratio reflecting the impact of field and other restructuring programs. For the six months ended June 30, 2004, the operating margin improvement was driven primarily by an increase in gross margin, reflecting Europe’s continued focus on supply chain initiatives in both the sourcing and manufacturing areas.
  Operating margin also improved in both periods due to the consolidation of the Turkish subsidiary, discussed above (which increased segment margin by .5 and .4 points, respectively). In the second quarter, this increase was primarily driven by a higher gross margin, reflecting the lower cost of imported products due to a change in product sourcing from the U.K. to Poland, as well as favorable foreign exchange.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

     Operating margin was positively impacted in both periods by higher contributions from countries with higher operating margins (which increased segment margin by .7 point in both periods).

Latin America	Three Months Ended June 30				Six Months Ended June 30

			%/Point Change				%/Point Change

	2004	2003	US$	Local Currency	2004	2003	US$	Local Currency

Net sales (1)	$476.6	$432.9	10%	15%	$911.0	$786.4	16%	16%
Operating profit	123.6	107.5	15%	21%	211.5	171.8	23%	25%
Operating margin	25.9%	24.8%	1.1	1.1	23.2%	21.8	1.4	1.4

Units				12%				12%
Active Representatives				13%				12%

(1)	Certain amounts for the three-month period of 2003 and the six-month period of 2004 and 2003 have been reclassified to conform to current period presentation. See Note 1 of the Notes to the Consolidated Financial Statements.

     Net sales increased in both periods of 2004 with increases in most markets in the region, reflecting growth in units and active Representatives. In the second quarter, sales growth in local currency was partially offset by the negative impact of foreign exchange, primarily in Mexico and Venezuela.

  In Brazil, Net sales increased significantly in both periods, primarily reflecting growth in active Representatives, as well as an increase in units driven by an increased focus on value items in order to drive volume growth. Net sales for the six months ended June 2004 were also favorably impacted by foreign exchange.
  In Venezuela, Net sales increased significantly in both periods primarily due to growth in units and active Representatives, partially offset by the negative impact of foreign exchange.
  In Argentina, Net sales increased significantly in both periods, driven by growth in active Representatives and units.
  In Chile, Net sales increased significantly in both periods, primarily driven by favorable foreign exchange, as well as increased units and active Representatives.
  In Mexico, Net sales increased in local currency in both periods, driven by unit growth, offset by the negative effect of foreign exchange. As a result, Net sales in U.S. dollars declined slightly in the second quarter and increased slightly for the six-month period.

     The increase in operating margin in Latin America in both periods was most significantly impacted by the following markets:

  In Brazil, operating margin increased in both periods (which increased segment margin by 1.1 and .7 points, respectively) resulting from an improvement in gross margin in both periods, reflecting strong growth in higher margin beauty categories, as well as savings associated with supply chain Business Transformation initiatives. Gross margin for the six months ended June 30, 2004 was also positively impacted by a lower cost of imported and commodities materials due to favorable foreign exchange.
  In Venezuela, operating margin increased significantly (which increased segment margin by .7 and 1.0 points, respectively) reflecting an improvement in gross margin resulting from a greater focus on premium

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

  items, as well as supply chain savings, including manufacturing efficiencies, associated with Business Transformation initiatives. Operating margin was also impacted by a lower expense ratio resulting from sales growth (2003 was negatively impacted by the National Strike in this country).
  In Chile, operating margin increased in both periods (which increased segment margin by .4 point in both periods) reflecting a higher gross margin driven by a favorable category mix and pricing strategies as well as savings associated with supply chain initiatives, and a lower expense ratio driven by general cost containment initiatives.
  In Mexico, operating margin decreased in both periods (which decreased segment margin by .8 and .3 points, respectively) due to a gain in the second quarter of 2003 from the sale of a warehouse property in Mexico City as the Company transitioned to a new distribution facility in Celaya. This was partially offset by improvement in gross margin reflecting savings associated with supply chain Business Transformation initiatives.

     Operating margin was negatively impacted in both periods by lower contributions from countries with higher operating margins (which decreased segment margin by .1 and .4 points, respectively).

     In February 2003, the Venezuelan government implemented exchange controls and fixed the exchange rate for the Venezuelan bolivar (“VEB”) at 1598 per U.S. dollar. In February 2004, the Venezuelan government devalued the official exchange rate from 1598 to 1918 VEB for one U.S. dollar where it remained during the second quarter of 2004. Venezuela’s political and economic situation continues to impact the ability of Avon’s subsidiary in Venezuela (“Avon Venezuela”) to conduct normal business operations and to obtain foreign currency to pay for imported products. The lack of foreign currency has required Avon Venezuela to rely on parent company support in order to continue importing material for its operations and investments. Avon Venezuela’s results of operations in U.S. dollars have been and will continue to be negatively impacted until there is a significant improvement in the country’s political and economic situation and foreign currency is made available to importers.

     In spite of the difficulty to obtain foreign currency for imports, in the fourth quarter of 2003 Avon Venezuela remitted a $14.5 dividend and a $2.8 royalty to its parent company at the official rate of 1598 VEB per U.S. dollar. In the first quarter of 2004, Avon Venezuela remitted a $3.6 dividend at the exchange rate of 1598 per U.S. dollar and a $1.7 royalty at the exchange rate of 1918 per U.S. dollar. In the second quarter of 2004, Avon Venezuela remitted a dividend of $13.0 at the rate of 1918 per U.S. dollar.

     From January 1, 2003 until the February 2004 devaluation, Avon has used the official rate of 1598 VEB for one U.S. dollar to translate the financial statements of Avon Venezuela into U.S. dollars. Since then, Avon has used the official rate of 1918 per U.S. dollar to translate the financial statements. For the three- and six-month periods ended June 30,2004, Avon Venezuela’s Net sales and Operating profit represented approximately 2% and 4% of consolidated Net sales and consolidated Operating profit, respectively.

     In the first quarter of 2003, the Brazilian real weakened, as foreign investors were uncertain about the fiscal and monetary policies of the new government elected in late 2002. Subsequently, investor confidence in the government’s economic polices improved and the country’s exports increased resulting in a 23% appreciation of the Brazilian real during 2003. The Brazilian real continued to be relatively stable against the U.S. dollar during the first quarter of 2004 although it weakened somewhat during the second quarter. As a result of the Brazilian real’s weakness during the first quarter of 2003 and its relative stability thereafter, the favorable foreign exchange

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

impact realized in the first quarter of 2004 as compared with 2003 was not repeated in the second quarter of 2004 and is not expected to repeat in future quarters of 2004.

Asia Pacific	Three Months Ended June 30				Six Months Ended June 30

			%/Point Change				%/Point Change

	2004	2003	US$	Local Currency	2004	2003	US$	Local Currency

Net sales	$257.7	$214.4	20%	16%	$506.0	$426.4	19%	13%
Operating profit	48.7	36.7	33%	28%	91.9	70.6	30%	24%
Operating margin	18.6%	16.8%	1.8	1.8	17.8%	16.2%	1.6	1.6

Units				29%				22%
Active Representatives				13%				11%

     Net sales in U.S. dollars increased in both periods as a result of growth in all major markets in the region, reflecting increases in units and active Representatives as well as favorable foreign exchange.

  In China, Net sales increased in both periods primarily due to growth in units driven by consumer motivation programs and increased advertising investments. Additionally, Net sales growth was driven by an increase in the skin care category.
  In Japan, Net sales increased in both periods due to favorable foreign exchange.
  In Taiwan, Net sales increased in both periods reflecting growth in units and active Representatives.
  In Australia, Net sales increased in both periods primarily due to favorable foreign exchange.

     In addition, the outbreak of SARS in Asia had a significant impact on China and Taiwan in the second quarter of 2003. Although this impact was difficult to quantify, the Company estimated that it reduced Net sales in the region by approximately six percent during the second quarter of 2003.

     The increase in operating margin in both periods in Asia Pacific was most significantly impacted by the following markets:

  In China, operating margin improved in both periods (which increased segment margin by 1.7 and 1.0 points, respectively) reflecting both a higher gross margin and lower expense ratio, benefiting from higher sales (primarily in the skin care category) and savings associated with supply chain Business Transformation initiatives.
  In Japan, operating margin improved in both periods (which impacted segment margin by .9 and .4 points, respectively), resulting primarily from an increase in gross margin driven by savings associated with supply chain Business Transformation initiatives, partially offset by higher expense ratio due to expenses associated with direct mail and other customer acquisition programs.
  In Australia, operating margin improved in both periods (which increased segment margin by .6 and .8 points, respectively) primarily due to a higher gross margin, reflecting savings associated with supply chain Business Transformation initiatives, favorable foreign exchange on inventory purchases, and a favorable mix of products sold.
  In Taiwan, operating margin improved in both periods (which increased segment margin by .3 and .4 points, respectively) primarily due to a

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

  higher gross margin, primarily reflecting a favorable mix of products sold.
  In addition, expenses in the region for both periods included strategic investments in organization capacity (which decreased segment margin by .6 and .5 point, respectively).

     Operating margin increases were partially offset in both periods by higher contributions from countries with lower operating margins (which decreased segment margin by .6 and .1 point, respectively).

     The Company anticipates the resumption of direct selling activities in some form in China within the next year, pending government approval. Direct selling had been banned by the Chinese government in 1998. While any implementation of this model will likely result in transition costs, the Company believes that this resumption of direct selling will have a positive impact on its results of its operations on a long-term basis.

Global Expenses

     Global expenses increased $23.8 and $44.2 for the three- and six-month periods of 2004 compared to the comparable periods of 2003, respectively. The higher expenses of 2004 were primarily due to higher legal fees of $8.8 and $11.9 (both periods reflecting $6.2 related to the settlement of one Solow lawsuit, see Note 7, Contingencies), higher bonus and benefit related accruals of $5.7 and $9.5, incremental investments of $4.2 and $9.3 for research and development and marketing, and higher professional services of $1.7 and $3.4.

LIQUIDITY AND CAPITAL RESOURCES

     Avon's principal sources of funds are cash flows from operations, commercial paper, borrowings under uncommitted lines of credit and long-term borrowings.

Cash Flows

Net Cash Provided by Operating Activities

     Net cash provided by operating activities in the first six months of 2004 was $113.4 favorable to 2003 principally reflecting the following:

  higher Net income (adjusted for non-cash items),
  favorable working capital levels in accounts payable and accrued expenses, including lower cash outlays in 2004 for bonus payments, as well as a higher number of accounts payable days outstanding.

      These sources of cash were partially offset by the following:

  unfavorable working capital levels in accounts receivable and inventories, primarily reflecting higher sales in the six months of 2004. In addition, inventory days outstanding improved in the six months of 2004 to a lesser extent than the improvements in 2003.
  higher contributions to the U.S. and international pension plans ($118.0 in 2004 versus $73.7 in 2003).
  higher tax audit settlement payments ($70.1 in 2004 versus $48.0 in 2003).

Net Cash Used in Investing Activities

     Net cash used in investing activities in the first six months of 2004 was $54.0 higher than in the same period of 2003 resulting from higher

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

capital expenditures and other activities, primarily the acquisition of the additional ownership in the China operations.

Net Cash (Used in) Provided by Financing Activities

     Net cash (used in) financing activities in the first six months of 2004 was ($144.4) compared to Net cash provided by financing activities of $101.4 in the same period of 2003. The higher usage of funds in 2004 was primarily due to higher dividend payments and lower net borrowings, partially offset by higher proceeds from stock option exercises.

Capital Resources

     Total debt at June 30, 2004, decreased $26.1 to $1,095.7 from $1,121.8 at December 31, 2003, primarily due to an adjustment to reflect the fair value of outstanding interest rate swaps.

     At June 30, 2004, there were no borrowings under a $600.0 revolving credit and competitive advance facility (the "credit facility"). This credit facility is also used to support Avon's commercial paper facility, under which no amounts were outstanding at June 30, 2004.

     At June 30, 2004, there were no amounts outstanding under uncommitted lines of credit.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Financial Instruments and Risk Management Strategies

Interest Rate Risk

     On February 27, 2004 and March 9, 2004, Avon entered into variable-to-fixed interest rate swap agreements with notional amounts of $60.0 and $65.0, respectively, both of which expire May 15, 2013. These swap agreements will be utilized to mitigate the Company’s exposure to variable interest rate fluctuations that resulted from the discontinuation of fair value hedge accounting for $60.0 and $65.0, respectively, of its $125.0 fixed-to-variable interest rate swap agreement that hedged its 4.625% $125.0 fixed-rate debt due May 15, 2013. The unrealized gain on the fixed-to-variable swap as of the dates hedge accounting was discontinued was immaterial to the Consolidated financial statements and will be amortized to Interest expense over the remaining term of the fixed-rate debt. All future changes in the fair market value of all of the above swap agreements will be reflected in Interest expense.

     On June 7, 2004, Avon entered into a variable-to-fixed interest rate swap agreement with a notional amount of $100.0 that expires on November 15, 2009. This swap agreement will be utilized to mitigate the Company’s exposure to variable interest rate fluctuations that resulted from the discontinuation of fair value hedge accounting for $100.0 of its $150.0 fixed-to-variable interest rate swap that hedged a portion of its 7.15% $300.0 fixed-rate debt due November 15, 2009. The unrealized gain of $11.5 on the undesignated portion of the swap as of the date hedge accounting was discontinued will be amortized to Interest expense over the remaining term of the fixed-rate debt. All future changes in fair market value of all of the above swap agreements will be reflected in Interest expense.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Foreign Currency Risk

     At June 30, 2004, Avon held foreign currency forward and option contracts to buy and sell foreign currencies, including cross-currency contracts to sell one foreign currency for another, with notional amounts in U.S. dollars as follows:

	Buy	Sell

Australian dollar	$3.2	$4.0
British pound	19.8	63.8
Canadian dollar	-	28.1
Czech koruna	-	18.2
Euro	146.5	18.1
Hungarian forint	-	16.6
Japanese yen	71.6	7.5
Mexican peso	6.0	25.5
Polish zloty	41.7	27.3
Russian ruble	-	55.0
Other currencies	2.1	32.8

Total	$290.9	$296.9

     Certain of Avon’s subsidiaries held U.S. dollar denominated assets, primarily to minimize foreign-currency risk and provide liquidity. At June 30, 2004, Avon subsidiaries that held U.S. dollar denominated assets included Argentina ($8.1), Brazil ($15.1), Mexico ($17.2) and Turkey ($11.5).

Special Charges

Business Transformation

     In May 2001, Avon announced its Business Transformation plans, which are designed to significantly reduce costs and expand profit margins, while continuing to focus on consumer growth strategies. Business Transformation initiatives include an end-to-end evaluation of business processes in key operating areas, with target completion dates through 2004. Specifically, the initiatives focus on simplifying Avon’s marketing processes, taking advantage of supply chain opportunities, strengthening Avon’s sales model through the Sales Leadership program and the Internet, streamlining the Company’s organizational structure and integrating certain similar activities across markets to achieve efficiencies. To date, Avon has realized significant gross margin savings as well as expense reductions as a result of these Business Transformation initiatives.

     It is expected that the savings from these initiatives will provide additional financial flexibility to achieve profit targets, while enabling further investment in consumer growth strategies. Management believes that initiatives associated with the 2001 and 2002 Special charges discussed below will help the Company achieve its operating margin targets.

     In the first quarter of 2003, Avon announced additional Business Transformation initiatives, which are expected to promote continued sales and earnings growth as well as provide for further margin expansion through 2007. The Company anticipates significant benefits from these Business Transformation initiatives, but the scope and complexity of these initiatives necessarily involve planning and execution risk. There are anticipated to be incremental operating expenses associated with these initiatives, but the Company does not plan on providing for such costs as a special charge.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Special Charges – Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statements of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5). Approximately 80% of the charges related to future cash expenditures. Approximately 90% of these cash expenditures were made by June 2004. All payments are funded by cash flow from operations. (See Note 9, Special Charges). In the third quarter of 2002, Avon recorded an adjustment related to the fourth quarter 2001 charge. See Special Charges – Third Quarter 2002 below. Additionally, in the fourth quarter of 2003, Avon recorded a benefit of $2.1 pretax ($1.3 after tax) from an adjustment to the fourth quarter 2001 charge (see Note 9, Special Charges).

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

Special Charges – Third Quarter 2002

     Special charges of $43.6 pretax ($30.4 after tax), recorded in the third quarter of 2002, primarily related to Avon’s Business Transformation initiatives, including supply chain initiatives, workforce reduction programs and sales transformation initiatives. Approximately 90% of the charges related to future cash expenditures. Approximately 85% of these expenditures were made by June 2004. Avon also recorded a benefit of $7.3 pretax ($5.2 after tax) from an adjustment to the Special charges recorded in the fourth quarter of 2001. The net effect of the special items was a charge of $36.3 pretax ($25.2 after tax). The $36.3 was included in the Consolidated Statements of Income for 2002 as a Special charge ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0). In the fourth quarter of 2003, Avon recorded a benefit of $1.8 pretax ($1.3 after tax) from an adjustment to the third quarter 2002 charge (see Note 9, Special Charges).

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

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. (“Avon” or the “Company”) to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, including social, economic and political uncertainties in Latin America, Asia Pacific and Central and Eastern Europe; the Company’s ability to implement its business, cash management and tax strategies and its Business Transformation initiatives; the Company’s ability to achieve anticipated cost savings and its profitability and growth targets, particularly in its largest markets; the impact of substantial currency fluctuations on the results of the Company’s foreign operations and the cost of sourcing foreign products and the success of the Company’s foreign currency hedging and risk management strategies; the Company’s ability to implement its information systems initiatives; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign governments; the Company’s ability to successfully identify new business opportunities; the Company’s access to financing; and the Company’s ability to attract and retain key executives. Additional information identifying such factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC. The Company undertakes no obligation to update any such forward-looking statements.

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

Avon Products, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, Contingencies, of the Notes to the Consolidated Financial Statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities(1)

	Total Number of Shares Purchased(2)(3)	Average Price Paid per Share(4)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

				(in thousands)

4/1/04 – 4/30/04	355,224	$ 38.93	329,978	$ 370,174
5/1/04 – 5/31/04	120,996	$ 42.03	117,576	$ 365,236
6/1/04 – 6/30/04	175,200	$ 44.74	175,200	$ 357,398
Total	651,420	$ 41.07	622,754

(1) In this Item 2, the numbers of shares and average prices paid per share have been adjusted to reflect the two-for-one stock split, discussed in Note 1 of the Notes to the Consolidated Financial Statements.
(2) A portion of the Total Number of Shares Purchased, and all of the Total Number of Shares Purchased as Part of Publicly Announced Programs, consists of: (i) shares purchased in open-market transactions pursuant to Avon’s publicly announced share repurchase program, which was approved by Avon’s Board of Directors in September 2000, under which Avon may buy up to $1.0 billion of its outstanding stock over a five-year period ending September 2005; and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock-based obligations under Avon’s Deferred Compensation Plan.
(3) The balance of the Total Number of Shares Purchased consists of shares reacquired by Avon, outside of its publicly announced share repurchase program, through one or more of the following types of transactions or events: (i) shares of restricted stock that Avon reacquired from current and former employees in connection with tax payments or deferrals upon vesting of restricted stock grants, or forfeiture of restricted stock grants, under Avon’s 2000 Stock Incentive Plan; (ii) shares reacquired when employees or members of Avon’s Board of Directors use Avon stock to pay the exercise price of stock options; and (iii) shares purchased in open-market transactions by the Avon Products, Inc. Supplemental Executive Retirement Plan and Supplemental Life Plan Trust. The total number of shares reacquired by Avon during the second quarter through these types of transactions and events was 28,666.
(4) The calculation of Average Price Paid per Share excludes any shares of restricted stock that were forfeited and thus reacquired by Avon without any consideration from or payment by Avon.

In Part II, Item 2, of Avon’s Quarterly Report on Form 10-Q for the first quarter of 2004, the Total Number of Shares Purchased and the Average Price Paid per Share should have been 1,857,488 shares and $35.63, respectively, as adjusted for the two-for-one stock split, because shares Avon reacquired from current and former employees in connection with deferrals upon vesting of restricted stock grants and forfeitures of restricted stock grants should have been included. This calculation of Average Price Paid per Share excludes shares of restricted stock that were forfeited and thus reacquired by Avon without any consideration from or payment by Avon. In the same section, the Total Number of Shares Purchased as Part of Publicly Announced Programs should have been 1,797,070 shares, as adjusted for the two-for-one stock split, because shares of restricted stock that Avon reacquired from current and former employees in connection with tax payments should not have been included, and as a result the Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program should have been $384.3 million..

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	At the annual meeting of shareholders of Avon, held on May 6, 2004, the matters described under (c) below were voted upon.

(b)	Directors elected at the Annual Meeting for a three-year term expiring 2007. Edward T. Fogarty, Susan J. Kropf and Maria Elena Lagomasino.

Directors continuing to serve after the annual meeting are as follows:

Directors whose term expires in 2005:
Fred Hassan; Ann S. Moore and Lawrence A. Weinbach.

AVON PRODUCTS, INC.

Directors whose term expires in 2006:
W. Don Cornwell; Stanley C. Gault; Andrea Jung and Paula Stern.

On May 3, 2004, Brenda C. Barnes resigned from the Board of Directors. Her term as a director had been scheduled to expire in 2005.

(c)	Annual meeting votes:
		For	Against or Withheld	Abstain	Broker Non-Votes

(1)	To elect the following
	Directors to three-year terms
	expiring in 2007:

	Edward T. Fogarty	179,668,284	22,427,063	-	-
	Susan J. Kropf	179,091,206	23,004,141	-	-
	Maria Elena Lagomasino	138,135,990	63,959,357	-	-

(2)	To ratify the
	appointment of
	PricewaterhouseCoopers LLP
	as Avon’s independent
	accountants for 2004	196,281,582	4,713,257	1,100,508	-

(3)	To amend Avon’s Restated
	Certificate of Incorporation
	to Increase the Number of
	Authorized Shares of
	Common Stock	196,190,098	4,642,634	1,262,615	-

(4)	A Shareholder proposal
	requesting elimination of
	the classification of
	the Board of Directors

	Proposal was withdrawn
	prior to Annual Meeting

(5)	A Shareholder proposal
	requesting a report on
	the removal of parabens
	from the Company’s products	15,055,009	158,104,943	13,893,971	15,041,424

(6)	A Shareholder proposal
	requesting a report on the
	removal of dibutyl phthalate
	from the Company’s products

	Proposal was withdrawn
	prior to Annual Meeting

Note: Votes at the Annual Meeting are reported above on a pre-split basis.

AVON PRODUCTS, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the second quarter of 2004, the Company filed the following reports on Form 8-K:

	(1)	On April 1, 2004, the Company filed a Form 8-K reporting updates to its previous disclosure regarding the PERCS and Blakemore litigations and certain Brazilian tax matters.

	(2)	On April 30, 2004, the Company furnished a Form 8-K reporting the issuance of a press release announcing the results of operations for the first quarter of 2004.

	(3)	On May 4, 2004, the Company filed a Form 8-K reporting the determination of the Board of Directors to submit a proposal in the Company’s 2005 proxy statement to declassify the Board structure; the withdrawal from consideration at the 2004 Annual Meeting of a proposal to declassify Avon’s Board; and the resignation of a director, which was not the result of a disagreement with Avon.

	(4)	On May 11, 2004, the Company filed a Form 8-K reporting the issuance of a press release that announced, in part, that the shareholders had approved at the Company’s annual meeting the proposal to amend the Restated Certificate of Incorporation to increase the number of authorized common shares and that, as a consequence, the two-for-one stock split would proceed.

	(5)	On June 7, 2004, the Company filed a Form 8-K reporting the settlement of one lawsuit involving Sheldon Solow d/b/a Solow Building Company and an update to its previous disclosure regarding the Blakemore litigation.

	(6)	On June 30, 2004, the Company filed a Form 8-K reporting an update to its previous disclosure regarding the Blakemore litigation.

Avon Products, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.

(Registrant)

Date: July 30, 2004	/s/ Janice Marolda Klettner

Janice Marolda Klettner
Vice President,
Controller
Principal Accounting Officer

Signed both on behalf of the
registrant and as principal
accounting officer.