Form 10-Q
period 2004-09-30
AVON PRODUCTS INC
filed 2004-10-29
CIK 8868

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(212) 282-5000
(Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes    X                No   ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).              Yes    X                No   ___

     The number of shares of Common Stock (par value $.25) outstanding at September 30, 2004 was 472,951,682.

	Table of Contents
		Page
		Numbers

	Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income
	Three Months Ended September 30, 2004 and September 30, 2003	3
	Nine Months Ended September 30, 2004 and September 30, 2003	4

	Consolidated Balance Sheets
	September 30, 2004 and December 31, 2003	5

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2004 and September 30, 2003	6

	Notes to Consolidated Financial Statements	7-19

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	20-33

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	34

Item 4.	Controls and Procedures	34

	Part II. Other Information

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity
	Securities and Use of Proceeds	35

Item 6.	Exhibits	36

Signature		37

PART I. FINANCIAL INFORMATION

     AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30

	2004	2003

Net sales	$1,784.7	$1,604.5

Other revenue	21.5	16.2

Total revenue	1,806.2	1,620.7

Costs and expenses:
Cost of sales	675.2	606.6
Marketing, distribution and administrative	868.2	803.1

Operating profit	262.8	211.0

Interest expense	8.2	6.5
Interest income	(5.5)	(2.8)
Other expense, net	2.1	11.0

Total other expense, net	4.8	14.7

Income before taxes and minority interest	258.0	196.3
Income taxes	79.2	61.5

Income before minority interest	178.8	134.8
Minority interest	(1.9)	(1.7)

Net income	$176.9	$133.1

Earnings per share:
Basic	$.37	$.28
Diluted	$.37	$.28

Weighted-average shares outstanding:
Basic	473.08	472.30
Diluted	479.36	479.22

The accompanying notes are an integral part of these statements.

     AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Nine Months Ended September 30

	2004	2003

Net sales	$5,370.5	$4,696.8

Other revenue	66.8	48.1

Total revenue	5,437.3	4,744.9

Costs and expenses:
Cost of sales	2,005.3	1,800.3
Marketing, distribution and administrative	2,614.3	2,290.2

Operating profit	817.7	654.4

Interest expense	24.1	27.0
Interest income	(13.9)	(8.3)
Other expense, net	9.4	22.6

Total other expense, net	19.6	41.3

Income before taxes and minority interest	798.1	613.1
Income taxes	232.5	203.6

Income before minority interest	565.6	409.5
Minority interest	(8.3)	(6.0)

Net income	$557.3	$403.5

Earnings per share:
Basic	$1.18	$.86
Diluted	$1.17	$.84

Weighted-average shares outstanding:
Basic	472.39	470.77
Diluted	478.20	485.11

The accompanying notes are an integral part of these statements.

     AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30	December 31
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$607.4	$694.0
Accounts receivable	641.8	599.8
Inventories	825.9	653.4
Prepaid expenses and other	306.2	278.9

Total current assets	2,381.3	2,226.1

Property, plant and equipment, at cost	1,845.3	1,728.9
Less accumulated depreciation	914.8	873.3

	930.5	855.6
Other assets	523.3	480.6

Total assets	$3,835.1	$3,562.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt maturing within one year	$233.8	$244.1
Accounts payable	440.9	400.1
Accrued compensation	163.2	149.5
Other accrued liabilities	371.1	332.6
Sales taxes and taxes other than income	112.0	139.5
Income taxes	284.8	321.9

Total current liabilities	1,605.8	1,587.7

Long-term debt	865.3	877.7
Employee benefit plans	464.0	502.1
Deferred income taxes	26.2	50.6
Other liabilities	164.8	172.9

Total liabilities	3,126.1	3,191.0

Contingencies (Note 7)

Shareholders’ equity:
Common stock	182.0	90.3
Additional paid-in capital	1,302.2	1,188.4
Retained earnings	2,470.7	2,202.4
Accumulated other comprehensive loss	(721.5)	(729.4)
Treasury stock, at cost	(2,524.4)	(2,380.4)

Total shareholders’ equity	709.0	371.3

Total liabilities and shareholders’ equity	$3,835.1	$3,562.3

The accompanying notes are an integral part of these statements.

     AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30

	2004	2003

Cash Flows from Operating Activities:
Net income	$557.3	$403.5
Adjustments to reconcile net income to net cash used in
operating activities:
Payments related to special charges	(12.9)	(31.9)
Asset write-downs	-	12.1
Depreciation and amortization	96.4	91.7
Provision for doubtful accounts	101.0	88.1
Provision for obsolescence	44.3	40.4
Amortization of debt discount	1.2	9.3
Foreign exchange losses	.2	12.2
Deferred income taxes	(39.9)	1.1
Other	8.2	9.3
Changes in assets and liabilities:
Accounts receivable	(144.5)	(98.6)
Inventories	(214.6)	(156.6)
Prepaid expenses and other	(18.1)	(49.6)
Accounts payable and accrued liabilities	103.6	(30.5)
Income and other taxes	(55.4)	(45.3)
Noncurrent assets and liabilities	(59.1)	(30.2)

Net cash provided by operating activities	367.7	225.0

Cash Flows from Investing Activities:
Capital expenditures	(162.4)	(102.9)
Disposal of assets	6.9	13.3
Purchases of investments	(25.5)	(30.5)
Proceeds from sales of investments	23.9	20.2
Other investing activities	(46.6)	(19.6)

Net cash used in investing activities	(203.7)	(119.5)

Cash Flows from Financing Activities*:
Cash dividends	(202.5)	(150.9)
Book overdraft	(.2)	1.3
Debt, net (maturities of three months or less)	6.8	1.6
Proceeds from short-term debt	17.8	41.2
Proceeds from long-term debt	-	249.0
Repayment of short-term debt	(36.7)	(457.7)
Repurchase of common stock	(143.6)	(95.6)
Proceeds from exercise of stock options, net of taxes	109.4	78.5

Net cash used in financing activities	(249.0)	(332.6)

Effect of exchange rate changes on cash and equivalents.	(1.6)	4.9

Net decrease in cash and equivalents	(86.6)	(222.2)
Cash and equivalents at beginning of period	694.0	606.8

Cash and equivalents at end of period	$607.4	$384.6

*Non-cash financing activities in 2004 and 2003 included (losses) related to the change in fair market value of interest rate swap agreements and amortization of terminated interest rate swap agreements of ($9.2) and ($33.9), respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the 2003 Annual Report to Shareholders of Avon Products, Inc. (“Avon” or the “Company”). The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

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

Other

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).” FSP No. 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. Among other things, the new law will expand Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as a federal subsidy for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the new Medicare drug benefits. This new FSP was effective July 1, 2004. Avon concluded that its U.S. postretirement medical plan provides a benefit that is actuarially equivalent to the drug benefit provided in Medicare Part D coverage and recognized the Act’s financial effect retrospectively to the date of enactment. The adoption of FSP 106-2 was not material to the Consolidated Financial Statements.

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

      The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Numerator:
Net income for purposes of computing
basic EPS	$176.9	$133.1	$557.3	$403.5

Interest expense on convertible notes,
net of taxes	-	.4	-	5.7

Net income for purposes of computing
diluted EPS	$176.9	$133.5	$557.3	$409.2

Denominator (in millions):
Basic EPS weighted-average shares
outstanding	473.08	472.30	472.39	470.77

Dilutive effect of:
Assumed conversion of stock options	6.28	5.26	5.81	4.56
Assumed conversion of convertible notes	-	1.66	-	9.78

Diluted EPS weighted-average
shares outstanding	479.36	479.22	478.20	485.11

Basic EPS	$.37	$.28	$1.18	$.86
Diluted EPS	$.37	$.28	$1.17	$.84

     At September 30, 2004, stock options to purchase .1 million shares of common stock were not included in the earnings per share calculation since their impact was anti-dilutive.

     Avon purchased approximately 3.7 million shares of Avon common stock for $145.6 during the first nine months of 2004, as compared to approximately 3.4 million shares of Avon common stock for $95.6 during the first nine months of 2003. At September 30, 2004, purchases of 47,000 shares for $2.0 were not settled until October 2004.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

3. INVENTORIES

	September 30 2004	December 31 2003

Raw materials	$194.7	$152.0
Finished goods	631.2	501.4

	$825.9	$653.4

4. DIVIDENDS

     Cash dividends paid per share of common stock were $.14 and $.42 for the three and nine months ended September 30, 2004, respectively, and $.105 and $.315 for the corresponding 2003 periods, respectively. On January 31, 2004, Avon increased the annualized dividend rate to $.56 from $.42.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net income, as reported	$176.9	$133.1	$557.3	$403.5
Add: Compensation expense
recognized in net income for
restricted stock, net of tax	1.4	1.1	4.2	3.4

Less: Stock-based compensation
expense determined under
fair value method, net of tax	(8.8)	(8.2)	(26.1)	(24.8)

Pro forma Net income	$169.5	$126.0	$535.4	$382.1

Earnings per share:
Basic – as reported	$.37	$.28	$1.18	$.86
Basic – pro forma	$.36	$.27	$1.13	$.81
Diluted – as reported	$.37	$.28	$1.17	$.84
Diluted – pro forma	$.35	$.26	$1.12	$.80

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

6. EMPLOYEE BENEFIT PLANS

Net Periodic Benefit Cost

      Net periodic benefit cost was as follows:

	Three Months Ended September 30

	Pension Benefits

	U.S.Plans		Non-U.S. Plans		Postretirement Benefits

	2004	2003	2004	2003	2004	2003

Service cost	$6.6	$6.9	$4.7	$4.9	$.5	$.6
Interest cost	12.5	15.1	7.7	7.1	2.5	3.2
Expected return on plan
assets	(13.4)	(17.3)	(6.3)	(5.4)	-	-
Amortization of transition
liability	-	-	-	.2	-	-
Amortization of prior
service cost	(.1)	.5	.3	.8	(1.2)	(1.3)
Amortization of actuarial
losses	7.9	6.1	1.5	1.4	.2	.5
Settlements/ special
termination benefits	-	-	-	(.1)	-	-
Other	-	-		(.3)	-	-

Net periodic benefit cost	$13.5	$11.3	$7.9	$8.6	$2.0	$3.0

	Nine Months Ended September 30

	Pension Benefits

	U.S. Plans		Non-U.S Plans		Postretirement Benefits

	2004	2003	2004	2003	2004	2003

Service cost	$19.3	$17.3	$15.2	$14.5	$1.7	$1.7
Interest cost	35.9	38.0	24.9	21.2	8.5	9.4
Expected return on plan
assets	(39.0)	(42.8)	(20.3)	(16.1)	-	-
Amortization of transition
liability		-	.1	.6	-	-
Amortization of prior
service cost	(.2)	1.5	1.0	2.5	(3.6)	(3.9)
Amortization of actuarial
losses	22.6	15.4	4.7	4.2	1.3	1.4
Settlements/special
termination benefits	-	-	-	.3	-	-
Other	-	-	-	(1.0)	-	-

Net periodic benefit cost	$38.6	$29.4	$25.6	$26.2	$7.9	$8.6

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Employer Contributions

     Avon previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $90.0 and $37.0, respectively, to its U.S. and non-U.S. pension plans in 2004. As of September 30, 2004, approximately $90.0 and $34.0, respectively, of contributions have been made to the U.S. and non-U.S plans. During the fourth quarter of 2004, the Company currently anticipates contributing an additional $9.0 to the non-U.S. plans.

7. CONTINGENCIES

     Avon is a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon’s Preferred Equity-Redemption Cumulative Stock (“PERCS”). Plaintiffs allege various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and seek aggregate damages of approximately $145.0, plus interest. A trial of this action took place in the United States District Court for the Southern District of New York and concluded in November 2001. In March 2004 the court rendered a decision in favor of Avon and dismissed the Consolidated Amended Class Action Complaint. In April 2004 the plaintiffs filed a Notice of Appeal initiating an appeal of the court’s decision to the United States Court of Appeals for the Second Circuit. The parties have filed briefs with the Court of Appeals and await the scheduling of oral argument. It is not possible to predict the outcome of litigation and it is reasonably possible that the appeal, and any subsequent retrial, could be decided unfavorably. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome but, under some of the damage theories presented, an adverse award could be material to the Consolidated Financial Statements.

     Avon has been defending actions commenced in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of the Company’s former headquarters in New York City. In one action, Plaintiff sought aggregate damages of approximately $80.0, plus interest, for the Company’s alleged failure to restore the leasehold premises at the conclusion of the lease term in 1997. In May 2004, Avon entered into a settlement with Solow and paid Solow $6.2 in exchange for a release of Solow’s claims. In a separate action that has been pending since 1975, Solow alleges that Avon misappropriated the name of its former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space over the term of the lease. Although this action remained dormant for over twenty years, discovery in the matter has been revived and trial is scheduled to begin in May 2005. This action is unaffected by the settlement with Solow. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that the remaining action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

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

     Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. The Company filed demurrers to the original complaint and three subsequent amended complaints, asserting that they failed to state a cause of action. The Superior Court sustained the Company’s demurrers and dismissed plaintiffs’ causes of action except for the unjust enrichment claim of one plaintiff, the amount of which is nominal. The court also struck plaintiffs’ class allegations. Plaintiffs filed Petitions for Writ of Mandate with the Court of Appeal of the State of California seeking to overturn the Superior Court’s dismissals in respect of the complaints. On June 24, 2004, the Court of Appeal issued an Alternative Writ of Mandate and Order mandating that the Superior Court vacate its prior rulings or, in the alternative, show cause why such a mandate should not issue. Separately, plaintiffs filed with the Superior Court a motion for reconsideration of the court’s decision striking plaintiffs’ class allegations in this matter, which decision was unaffected by the action of the Court of Appeal. The Superior Court chose not to vacate its rulings in respect of the complaints, so the parties are proceeding with briefs and oral argument on the issues before the Court of Appeal. Argument before the Court of Appeal is scheduled to take place on November 29, 2004. The Superior Court also chose not to change its ruling striking plaintiffs’ class allegations and the plaintiffs have appealed that decision to the Court of Appeal. The Company believes that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     On December 20, 2002, a Brazilian subsidiary of the Company received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $77.0 at the exchange rate on the date of this filing, plus penalties and accruing interest totaling approximately $131.0 at the exchange rate on the date of this filing. On July 1, 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 78% of the total assessment, or $162.0 (including interest). On March 18, 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $46.0) were not affected. On December 26, 2003 an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $86.0 at the exchange rate on the date of this filing and asserting a different theory of liability based on purported market sales data. In the event that

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

the remaining assessments are upheld in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company’s outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

     Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon’s management, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2004, should not have a material adverse effect on the Consolidated Financial Statements.

8. COMPREHENSIVE INCOME

      The components of comprehensive income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net income	$176.9	$133.1	$557.3	$403.5
Other comprehensive income(loss):
Foreign currency translation adjustments	30.5	(7.7)	8.7	22.8
Unrealized (loss) gain from available-for-sale securities	(.4)	.4	(.3)	2.4
Net derivative losses on cash flow hedges	(1.0)	(.1)	(.5)	(2.7)

Other comprehensive income(loss)	29.1	(7.4)	7.9	22.5

Comprehensive income	$206.0	$125.7	$565.2	$426.0

      Cash flow hedges impacted other comprehensive income(loss) as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net (losses)gains on derivative instruments	$(2.6)	$.2	$(4.8)	$(2.8)
Reclassification of net losses(gains) to earnings	1.6	(.3)	4.3	.1

Net impact to other comprehensive income(loss)	$(1.0)	$(.1)	$(.5)	$(2.7)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

9. SPECIAL CHARGES

     In the fourth quarter of 2001, Avon recorded Special charges (“2001 Special Charges”) of $97.4 pretax ($68.3 after tax) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. Approximately 80% of the charges related to future cash expenditures. Approximately 90% of these cash expenditures were made by September 2004. All payments are funded by cash flow from operations. While project plans associated with these initiatives have not changed, the Company has experienced favorable adjustments to its original cost estimates. As a result, the Company reversed $7.3 pretax ($5.2 after tax) in 2002 and $2.1 pretax ($1.3 after tax) in 2003.

     In the third quarter of 2002, Avon recorded Special charges (“2002 Special Charges”) of $43.6 pretax ($30.4 after tax) primarily associated with supply chain initiatives, workforce reduction programs and sales transformation initiatives related to the implementation of its Business Transformation initiatives. Approximately 90% of the charge resulted in future cash expenditures. Approximately 90% of these cash expenditures were made by September 2004. All payments are funded by cash flow from operations. While project plans associated with these initiatives have not changed, the Company has experienced favorable adjustments to its original cost estimates. As a result, the Company reversed $1.8 pretax ($1.3 after tax) in 2003.

     Additional information related to the 2001 and 2002 Special Charges is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The liability balances and employee terminations by business segment were as follows:

2001 Charges:

	North America*	U.S	Latin America	Europe	Asia Pacific	Corporate and Other	Total

Total Accrued charges	$17.7	$26.1	$24.1	$15.3	$-	$14.2	$97.4
Less: Adjustment 2002	(2.0)	(4.4)	-	-	-	(.9)	(7.3)
Less: Adjustment 2003	(.2)	(1.1)	(.2)	-	-	(.6)	(2.1)
Less: Foreign exchange	-	-	(3.6)	1.3	-	-	(2.3)
Less: Expenses charged	(15.5)	(20.6)	(15.4)	(16.6)	-	(12.7)	(80.8)

Balance at
September 30, 2004	$-	$-	$4.9(a )	$-	$-	$-	$4.9

Number of planned employee terminations	362	460	2,007	533	-	125	3,487

Remaining employee
terminations at
September 30, 2004	-	-	335	-	-	-	335

*Excludes amounts related to the U.S.

(a)	The remaining liability relates to employee severance costs relating to a facility rationalization in Mexico. The facility project includes the closure of a manufacturing and distribution facility, a construction plan to expand an existing facility and the moving of the manufacturing and distribution functions on a staged basis to a newly constructed site. The workforce is being terminated over a transition period through 2004 (approximately 700 in 2002, 600 in 2003 and 500 in 2004). The distribution facility was closed in October 2002. Construction of the manufacturing facility was substantially completed in the second quarter of 2003. Transition of the production to the new facility began in the third quarter of 2003 and is expected to be completed by December 2004.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

2002 Charges:

	North America*	U.S	Latin America	Europe		Asia Pacific	Corporate and Other		Total

Total Accrued charges	$4.7	$6.2	$4.1	$17.5		$7.2	$3.9		$43.6
Less: Adjustment 2003	.3	(1.0)	(.8)	.4		(.7)	-		(1.8)
Plus: Foreign exchange	.7	-	.2	3.2		.2	-		4.3
Less: Expenses charged	(5.7)	(5.2)	(2.6)	(17.7)		(6.7)	(3.8)		(41.7)

Balance at
September 30, 2004	$-	$-	$.9 (a)	$3.4	(b)	$-	$.1	(c)	$4.4

Number of planned employee
terminations	152	179	241	302		119	41		1,034
Remaining employee
terminations at
September 30, 2004	-	-	38	15		-	-		53

*Excludes amounts related to the U.S.

(a)	The majority of the remaining liability relates to workforce reduction programs in Venezuela. The Venezuelan government has prohibited terminating employees until January 2005; therefore, the remaining terminations have been delayed until 2005.
(b)	The majority of the remaining liability relates to employee severance costs associated with sales force reductions in certain Western European markets and the closure of a distribution facility in Italy, which was completed in the third quarter of 2003. Employee terminations for the various initiatives began in November 2002, with the majority of terminations made by December 2003.
(c)	The remaining liability relates to remaining amounts payable to employees already receiving severance.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

10. SEGMENT INFORMATION

     Summarized financial information concerning the Company’s reportable segments was as follows:

	Three Months Ended September 30,
	2004		2003

	Net Sales	Operating Profit	Net Sales	Operating Profit

North America:
U.S.	$502.6	$71.6	$509.5	$79.0
U.S. Retail	-	-	-	(.2)
Other(1)	76.0	6.2	69.2	3.2

Total	578.6	77.8	578.7	82.0

International:
Europe	464.2	84.5	349.9	52.7
Latin America	485.7	129.3	451.9	109.9
Mexico	165.7	44.9	161.3	44.2
Asia Pacific	256.2	44.5	224.0	34.4

Total International	1,206.1	258.3	1,025.8	197.0

Total from operations	1,784.7	336.1	1,604.5	279.0
Global expenses	-	(73.3)	-	(68.0)

Total	$1,784.7	$262.8	$1,604.5	$211.0

(1) Includes Canada, Dominican Republic, Puerto Rico and Avon Spa and Salon.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Nine Months Ended September 30,
	2004		2003

	Net Sales	Operating Profit	Net Sales	Operating Profit

North America:
U.S.	$1,585.0	$276.7	$1,540.1	$288.4
U.S. Retail (1)	-	-	-	(20.7)
Other (2)	226.3	22.2	213.4	17.2

Total	1,811.3	298.9	1,753.5	284.9

International:
Europe	1,400.3	282.8	1,054.6	174.5
Latin America	1,396.7	340.8	1,238.3	281.7
Mexico	502.7	136.8	492.5	137.3
Asia Pacific	762.2	136.4	650.4	105.0

Total International	3,559.2	760.0	2,943.3	561.2

Total from operations	5,370.5	1,058.9	4,696.8	846.1
Global expenses	-	(241.2)	-	(191.7)

Total	$5,370.5	$817.7	$4,696.8	$654.4

(1)	2003 operating profit for U.S. Retail includes costs of $18.3 related to severance and asset write-downs.
(2)	Includes Canada, Dominican Republic, Puerto Rico and Avon Spa and Salon.

     The following table presents consolidated Net sales by classes of principal products:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Beauty*	$1,230.9	$1,069.6	$3,732.7	$3,156.6
Beauty Plus**	318.9	298.8	963.1	884.4
Beyond Beauty***	234.9	236.1	674.7	655.8

Total Net sales	$1,784.7	$1,604.5	$5,370.5	$4,696.8

*	Beauty includes cosmetics, fragrances and toiletries.
**	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
***	Beyond Beauty includes home products, gift and decorative products, toys and candles.

     Sales from Health and Wellness products and the Mark brand are included in the above categories based on product type.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

11. ACQUISITION

     In June 2004, Avon purchased 20% of the outstanding shares in its two joint venture subsidiaries in China from a minority interest shareholder for $45.6, including transaction costs. Avon previously owned 73.845% of these subsidiaries and consolidated their results, while recording minority interest for the portion not owned. As a result of this transaction, Avon reduced the minority interest in the net assets of these subsidiaries as of June 30, 2004. The purchase of these shares did not have a material impact on Avon’s consolidated Net income. Avon China is included in Avon's Asia Pacific operating segment. Avon initially allocated approximately $36.0 of the purchase price to goodwill and is in the process of reviewing the valuation of intangible assets, if any; thus, the allocation of the purchase price is subject to adjustment.

12. SUPPLEMENTAL INCOME STATEMENT INFORMATION

      The components of Other expense, net, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Foreign exchange losses, net	$1.2	$3.5	$5.9	$12.3
Amortization of debt issue costs
and other financing	1.8	8.1	5.1	12.1
Other	(.9)	(.6)	(1.6)	(1.8)

Other expense, net	$2.1	$11.0	$9.4	$22.6

     The three-and nine-month periods of 2003 include the write-off of deferred debt issue costs of $6.4 related to Avon’s convertible bonds which were retired in the third quarter of 2003.

13. FINANCIAL INSTRUMENTS

     Avon’s long-term, fixed-rate borrowings are subject to interest rate risk. Avon uses interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage its interest rate exposure. At December 31, 2003, Avon held interest rate swap agreements that effectively converted approximately 90% of its outstanding fixed rate debt to variable interest rates based on LIBOR. Avon has designated these fixed-to-variable interest rate swaps as fair value hedges under Financial Accounting Standard No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”

     During 2004, Avon decided to reduce the proportion of its debt that was based on variable interest rates by entering into variable-to-fixed interest rate swap agreements to offset a portion of its existing fixed-to-variable interest rate swaps. In connection with that decision, Avon simultaneously discontinued fair value hedge accounting under FAS 133 for that portion of its existing fixed-to-variable interest rate swaps. As a consequence, under FAS 133, all future changes in the fair market value of those existing fixed-to-variable swaps and the new, offsetting variable-to-fixed swaps will be reflected in Interest expense. Avon expects that the changes in fair value of these fixed-to-variable and variable-to-fixed swaps will substantially offset each other. At the time Avon entered into the new variable-to-fixed swaps,

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

the unrealized gain on the corresponding fixed-to-variable swaps was $11.5. This unrealized gain was recorded in debt and is now being amortized to Interest expense over the remaining term of the original underlying fixed-rate debt.

     At September 30, 2004, approximately 80% of Avon’s outstanding fixed rate debt has been swapped to variable interest rates based on LIBOR.

14. INCOME TAXES

     The effective tax rates in the three and nine-month periods ending September 30, 2004, were impacted by cash management and tax strategies, which the Company began to implement during the second quarter of 2004. These strategies are a further extension of the Company's Business Transformation efforts and reflect the reinvestment of a greater portion of foreign earnings offshore. These strategies reduced the effective tax rate by approximately 1.3 points and ..4 points in the three- and nine-month periods, respectively. Additionally, the tax rate for the nine-month period was further reduced by approximately 1.7 points as a result of the one-time reversal in the second quarter of previously recorded deferred taxes in connection with the decision to permanently reinvest a significant portion of foreign earnings offshore.

     In addition, tax audit settlements, the filing of amended tax returns resulting in adjustments in foreign tax credits and general business credits and refunds of tax and interest further reduced the effective tax rate by approximately 2.1 points and 2.6 points in the three- and nine-month periods, respectively. During the three- and nine-month periods of 2003, a favorable tax audit settlement and a tax refund reduced the effective tax rate by 3.1 points and 1.8 points, respectively.

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW

     Within the following discussion and analysis, Avon utilizes certain key performance indicators (“KPI’s”) to assist in the evaluation of its business. The definitions of these terms are as follows:

KPI	Definition

Change in Active Representatives	This indicator is based on the number of Representatives submitting an order in a campaign, totaled for all campaigns in the quarter or year-to-date period. This amount is divided by the number of billing days in the quarter or year-to-date, to exclude the impact of year-to-year changes in billing days (for example, holiday schedules). To determine the Change in Active Representatives, this calculation is compared to the same calculation in the same period of the prior year.

Change in Units	The gross number of pieces of merchandise sold during a period, as compared to the same number in the same period of the prior year. Units sold include samples sold and product contingent upon the purchase of another product (for example, gift with purchase or purchase with purchase), but exclude free samples.

Accounts Payable Days	The number of days of preceding months’ cost of sales covered by the accounts payable balance at the end of the period.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS \
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

Consolidated

	Three Months Ended September 30			Nine Months Ended September 30

			Favorable			Favorable
			(Unfavorable)			(Unfavorable)
			%/Point			%/Point
	2004	2003	Change	2004	2003	Change

Net sales (1)	$1,784.7	$1,604.5	11%	$5,370.5	$4,696.8	14%
Total revenue	1,806.2	1,620.7	11	5,437.3	4,744.9	15
Cost of sales (1)	675.2	606.6	(11)	2,005.3	1,800.3	(11)
Marketing, distribution
and administrative
expenses (1)	868.2	803.1	(8)	2,614.3	2,290.2	(14)
Operating profit	262.8	211.0	25	817.7	654.4	25
Interest expense	8.2	6.5	(26)	24.1	27.0	11
Interest income	5.5	2.8	96	13.9	8.3	67
Other expense, net	2.1	11.0	81	9.4	22.6	58
Net income	176.9	133.1	33	557.3	403.5	38
Diluted earnings per share	.37	.28	32	1.17	.84	39

Gross margin	62.6%	62.6%	-	63.1%	62.1%	1.0
Marketing, distribution
and administrative
expenses as a % of
Total revenue	48.1%	49.6%	1.5	48.1%	48.3%	.2
Operating margin	14.5%	13.0%	1.5	15.0%	13.8%	1.2
Effective tax rate	30.7%	31.3%	.6	29.1%	33.2%	4.1

Units			15%			14%
Active Representatives			11%			11%

(1)	Certain amounts for the three-month period of 2003 and the nine-month period of 2004 and 2003 have been reclassified to conform to current period presentation. See Note 1 of the Notes to the Consolidated Financial Statements.

Net Sales

     Net sales growth for both periods in 2004 was driven by an increase in units and the number of active Representatives, with dollar increases in all regions, except North America, which was flat in the three-month period. Excluding the impact of foreign currency exchange, consolidated Net sales increased 10% and 12% for the three- and nine-month periods, respectively, with increases in all regions except North America, which was flat in the three-month period. The growth in active Representatives was partially due to an increase in the number of sales campaigns in the Philippines in the third quarter of 2004, which resulted in additional opportunities to order. The effect of the additional campaigns increased the consolidated active Representatives growth rate by 1 percent in both periods.

     Net sales growth in the three-month period was also driven by a 15% increase in Beauty sales (driven by strong increases in the skin care and color cosmetics categories) and a 7% increase in Beauty Plus sales, partially offset by a 1% decrease in Beyond Beauty.

     Net sales growth in the nine-month period was driven by increases in all categories, as follows: an 18% increase in Beauty sales (driven by strong

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

increases in all categories), a 9% increase in Beauty Plus sales and a 3% increase in Beyond Beauty sales.

Gross Margin

     Gross margin was flat in the three-month period in 2004 due to increases in Latin America (1.4 points, which increased consolidated gross margin by .4 point), Asia Pacific (.9 point, which increased consolidated gross margin by .1 point) and Europe (.3 point, which increased consolidated gross margin by .1 point), offset by a decline in North America (2.8 points, which decreased consolidated gross margin by .9 point). Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .3 point).

     Gross margin improved 1.0 point in the nine-month period in 2004 due to increases in Europe (1.4 points, which increased consolidated gross margin by .4 point), Latin America (1.5 points, which increased consolidated gross margin by .4 point) and Asia Pacific (1.5 points which increased consolidated gross margin by .2 point), partially offset by a decline in North America (.4 point, which decreased consolidated gross margin by .2 point). Additionally, gross margin benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .2 point).

     The gross margin improvement in the nine-month period discussed above includes incremental net savings associated primarily with supply chain Business Transformation initiatives, which favorably impacted consolidated gross margin by .7 point for the nine-month period. Gross margin in the nine-month period of 2003 also included $7.8 of inventory write-downs related to the repositioning of the beComing line of products, which decreased consolidated gross margin by .2 point in the nine-month period in 2003.

     See the “Segment Review” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

Marketing, Distribution and Administrative Expenses

     Marketing, distribution and administrative expenses increased $65.1 in the three-month period in 2004 primarily due to an 11% sales increase (which resulted in an increase in expenses of approximately $48.0), an increase in consumer and strategic investments of $11.0 (primarily Sales Leadership), an increase in various other marketing expenses of approximately $13.0, merit salary increases of approximately $7.0 for certain marketing, distribution and administrative personnel around the world and an increase in pension expense of $1.5. These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon’s Business Transformation initiatives of approximately $9.0 in 2004.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses decreased 1.5 points in the three-month period in 2004 due to lower expense ratios in Europe (2.8 points, which lowered the consolidated ratio by .7 point), North America (1.9 points, which lowered the consolidated ratio by .6), Latin America (.9 point, which lowered the consolidated ratio by .2 point) and Asia Pacific (1.1 points, which lowered the consolidated ratio by .2 point). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .2 point).

     Marketing, distribution and administrative expenses increased $324.1 in the nine-month period in 2004 primarily due to a 14% sales increase (which resulted in an increase in expenses of approximately $175.0), an increase in

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

consumer and strategic investments of $66.0 (including Sales Leadership and brochures), an increase in various other marketing expenses of approximately $44.0, expenses related to the settlement of the Solow litigation of $6.2 (see Note 7, Contingencies), merit salary increases of approximately $20.0 for certain marketing, distribution and administrative personnel around the world, an increase in pension expense of $8.6, and an increase in expenses of $8.3 related to Avon’s Turkish subsidiary which was consolidated beginning in the second quarter of 2003. These increases in expenses were partially offset by incremental net savings from workforce reduction programs associated with Avon’s Business Transformation initiatives of approximately $24.0 in 2004 and costs from severance and asset write-downs associated with the repositioning of the beComing line of products of $10.8 in 2003.

     As a percentage of Total revenue, Marketing, distribution and administrative expenses decreased .2 point in the nine-month period in 2004 due to lower expense ratios in Europe (2.2 points, which lowered the consolidated ratio by .6 point), North America (.6 point, which lowered the consolidated ratio by .2 point), Latin America (.2 point, which lowered the consolidated ratio by .1 point) and Asia Pacific (.3 point, which did not impact the consolidated ratio), partially offset by higher global expenses (which increased the consolidated ratio by .5 point). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .2 point).

     See the “Segment Review” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

Other Expense

     Interest expense increased in the three-month period primarily due to a higher percentage of fixed-rate debt as well as an increase in interest rates in the third quarter of 2004. Interest expense decreased in the nine-month period in 2004 largely as a result of the retirement of the $447.2 of convertible bonds in July 2003 partially offset by the issuance of $250.0 of fixed-rate debt that was later swapped to a floating interest rate. Avon has converted approximately 80% of its fixed-rate debt to a floating rate based on LIBOR (see Note 13, Financial Instruments).

     Interest income increased in the three- and nine-month periods in 2004 primarily due to higher Cash and cash equivalent balances invested overseas at higher interest rates.

     Other expense, net, was favorable in the three- and nine-month periods of 2004 by $8.9 and $13.2, respectively, primarily due to the write-off of deferred debt issue costs of $6.4 in the third quarter of 2003 related to Avon’s convertible bonds which were retired in July 2003. Additionally, net foreign exchange losses were lower by $2.3 and $6.4, respectively in the three-and nine-month periods of 2004.

Effective Tax Rate

     The effective tax rate for the three- and nine-months ending September 30, 2004, was 30.7% and 29.1%, respectively, compared to rates of 31.3% and 33.2%, respectively, for the same periods of 2003. The effective tax rate was favorably impacted in the three- and nine-month periods ending September 30, 2004, due to cash management and tax strategies, which the Company began to implement in the second quarter of 2004. These strategies are a further extension of the Company's Business Transformation efforts and reflect the reinvestment of a greater portion of foreign earnings offshore. These

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

strategies reduced the effective tax rate by approximately 1.3 points and .4 points in the three- and nine-month periods, respectively. Additionally, the tax rate for the nine-month period was further reduced by approximately 1.7 points as a result of the one-time reversal in the second quarter of previously recorded deferred taxes in connection with the decision to permanently reinvest a significant portion of foreign earnings offshore. In addition, the effective tax rate was further reduced by ongoing audit settlements, amended filings, and tax refunds, which reduced the rate in the three and nine-month periods by 2.1 and 2.6 points, respectively. This compares to the three and nine-month periods of 2003, which included 3.1 and 1.8 points of benefits, respectively, due to other settlements and IRS interest refunds. Additionally, the 2004 rate was impacted favorably by changes in the earnings mix and tax rates of international subsidiaries.

     The cash management and tax strategies, which began to be implemented during the second quarter of 2004, are expected to result in cash management efficiencies and ongoing tax savings. The Company estimates the potential effective tax rate for the fourth quarter of 2004 to be approximately 29% to 30%.

Segment Review

North America

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	%Point Change	2004	2003	%Point Change

Net sales	$578.6	$578.7	-%	$1,811.3	$1,753.5	3%
Operating profit	77.8	82.0	(5)%	298.9	284.9	5%
Operating margin	13.1%	13.9%	(.8)	16.1%	16.0%	.1

Units			3%			6%
Active Representatives			1%			2%

     Net sales were flat in the three-month period and increased in the nine-month period reflecting growth in units and the number of active Representatives.

     The U.S. business, which represents approximately 90% of the North American segment, reported a sales decrease for the three-month period of 1% primarily reflecting weak consumer response to color cosmetics promotions in advance of the late September category relaunch, and underperformance in children’s apparel and toys. Additionally, several hurricanes occurring late in the quarter negatively impacted sales growth by an estimated one percent. The storms also had an estimated one percent negative impact on U.S. active Representative growth, which was flat in the quarter. Sales in the U.S. increased 3% in the nine-month period reflecting increases in units and active Representatives of 5% and 2%, respectively.

     On a category basis, the 2004 sales decrease in the three-month period in the U.S. was driven by a decline in Beyond Beauty of 6% (driven by declines in toys and home entertainment). Sales were flat in Beauty (reflecting growth in skincare offset by declines in color) and Beauty Plus. The 2004 sales increase in the nine-month period in the U.S. was driven by increases in Beauty sales of 5% (driven by growth in fragrance and skincare) and Beauty Plus sales of 4% (driven by increases in all categories). These increases

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

were partially offset by a decrease in the Beyond Beauty category of 5% (primarily due to declines in toy and home entertainment products).

     The decrease in operating margin in the three-month period and increase in the nine-month period in North America were most significantly impacted by the following markets:

  Operating margin in the U.S. declined in the three-month period (which decreased segment margin by 1.2 points) primarily due to a decline in gross margin mainly reflecting higher freight and materials costs, partially offset by higher Representative fees. The decline in gross margin in the three-month period was partially offset by a lower expense ratio. The lower expense ratio reflects lower bonus accruals, partially offset by higher pension expense. Operating margin in the U.S. declined in the nine-month period (which decreased segment margin by 1.2 points) mainly due to a decline in gross margin resulting from higher freight and cost of materials, and inventory clearance programs in the first quarter of 2004, partially offset by higher Representative fees.
  Additionally, operating margin in the nine-month period was negatively impacted by an unfavorable expense ratio, resulting from higher pension expense, incremental expenses related to the Mark line (launched in the third quarter of 2003), and higher bad debt expense, partially offset by lower bonus accruals.
  Operating margin in the Dominican Republic improved in the three-month period (which increased segment margin by .4 point) primarily due to an improvement in the economic environment in that country as compared to 2003.
  Operating margin in the U.S. Retail business in the nine-month period of 2003 included costs of $18.3 associated with the repositioning of the beComing line of products (which increased segment margin in 2004 by 1.2 points).

Europe

	Three Months Ended September 30				Nine Months Ended September 30

			%/Point Change				%/Point Change

	2004	2003	US$	Local Currency	2004	2003	US$	Local Currency

Net sales	$464.2	$349.9	33%	24%	$1,400.3	$1,054.6	33%	22%
Operating profit	84.5	52.7	60%	50%	282.8	174.5	62%	50%
Operating margin	18.1%	15.0%	3.1	3.1	20.1%	16.5%	3.6	3.6

Units				33%				23%
Active Representatives				21%				15%

     Net sales in U.S. dollars and local currencies increased significantly in both periods, driven by substantial growth in units and the number of active Representatives, as well as favorable foreign exchange, with the following markets having the most significant impact:

  In the markets of Central and Eastern Europe, Net sales grew significantly in both periods, primarily driven by an increase in Russia and, to a lesser extent, increases in all other markets in the region. In Russia, sales grew substantially in both periods, reflecting growth in units and active Representatives resulting from expansion into new territories, with penetration and access supported through additional distribution points throughout the country.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

  In Western Europe, Net sales increased in both periods mainly due to growth in the United Kingdom and, to a lesser extent, increases in most other markets in the region. In the United Kingdom, sales grew in both periods, as a result of highly focused consumer promotion and field sales incentive programs that drove strong increases in the average sales per active representative, in addition to favorable foreign exchange.
  In Turkey, Net sales increased in the third quarter, reflecting growth in active Representatives and units. In addition, Avon began consolidating its Turkish subsidiary in the second quarter of 2003, which contributed to an overall Net sales increase of $33.9 for the nine months ended September 30, 2004.

     The increases in operating margin in Europe in the three- and nine-month periods were most significantly impacted by the following markets:

  Operating margin was positively impacted in both periods by greater contributions from countries with higher operating margins (which increased segment margin by 1.0 and .8 points, respectively), primarily driven by significant sales growth in the high margin Central and Eastern Europe markets.
  In Central and Eastern Europe, operating margin declined slightly in the three-month period (which decreased segment margin by .1 point) due to select pricing investment to support the Personal Care growth strategy in combination with increased advertising investment in key markets. These investments were almost entirely offset by decreases in the expense ratio resulting from higher sales growth and cost containment initiatives across all markets. Operating margin improved in the nine-month period (which increased segment margin by 1.6 points), driven by a decrease in the expense ratio resulting from sales growth in all markets in the cluster.
  Additionally, gross margin improved during the nine-month period in nearly all markets, most significantly in Russia, reflecting a shift from U.S. dollar-based to Ruble-based pricing, the elimination of sales tax in July 2003 and a reduction in the Value Added Tax in January 2004.
  In Western Europe, operating margin improved in both periods (which increased segment margin by 1.0 and .6 points, respectively). The increases in both periods were primarily due to a decline in the expense ratio reflecting the impact of field and other restructuring programs.
  In South Africa, operating margin during 2003 was negatively impacted by inventory adjustments recorded in the third quarter of 2003. Primarily as a result of these prior year adjustments, operating margin improved in both periods of 2004 (which increased segment margin by 1.2 and .5 points, respectively).

Latin America

	Three Months Ended September 30				Nine Months Ended September 30

			%/Point Change				%/Point Change

	2004	2003	US$	Local Currency	2004	2003	US$	Local Currency

Net sales (1)	$485.7	$451.9	8%	13%	$1,396.7	$1,238.3	13%	15%
Operating profit	129.3	109.9	18%	24%	340.8	281.7	21%	25%
Operating margin	26.6%	24.3%	2.3	2.3	24.4%	22.7%	1.7	1.7

Units				12%				12%
Active Representatives				11%				11%

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

(1)	Certain amounts for the three-month period of 2003 and the nine-month period of 2004 and 2003 have been reclassified to conform to current period presentation. See Note 1 of the Notes to the Consolidated Financial Statements.

     Net sales increased in both periods of 2004 with increases in all major markets in the region, reflecting growth in units and active Representatives. In the third quarter, sales growth in local currency was partially offset by the negative impact of foreign exchange, primarily in Mexico and Venezuela.

  In Venezuela, Net sales increased significantly in both periods primarily due to growth in units and active Representatives, partially offset by the negative impact of foreign exchange. Net sales also benefited from sales incentive offers, higher prices and product mix.
  In Brazil, Net sales increased in both periods, primarily reflecting an increase in units driven by an increased focus on Beauty products, as well as growth in active Representatives.
  In Argentina, Net sales increased significantly in both periods, driven by growth in active Representatives, resulting from strong recruitment programs, and units, reflecting new product launches and the impact of consumer and field sales incentive programs.
  In Mexico, Net sales increased in both periods, driven by growth in units and active Representatives, partially offset by the negative impact of foreign exchange. Net sales benefited from new product launches and consumer and field sales incentive programs.

     The increase in operating margin in Latin America in both periods was most significantly impacted by the following markets:

  In Brazil, operating margin increased in both periods (which increased segment margin by 1.0 and .7 points, respectively) resulting from an improvement in gross margin, reflecting strong growth in higher margin beauty categories, as well as savings associated with supply chain Business Transformation initiatives and the impact of a sales tax reform in 2004, which allows Avon Brazil to receive tax credits on inventory purchases.
  In Venezuela, operating margin increased in both periods (which increased segment margin by .4 and .7 points, respectively) reflecting an improvement in gross margin resulting from higher prices, as well as supply chain savings mainly due to a lower cost of materials. Operating margin was also impacted by a lower expense ratio resulting from sales growth, general cost containment initiatives and favorable comparisons to 2003 (costs were lower in 2004 as compared to 2003 as a result of the National Strike in this country in 2003).
  In Argentina, operating margin increased in both periods (which increased segment margin by .3 and .2 points, respectively) mainly due a lower expense ratio resulting from sales growth. Additionally, gross margin was higher in both periods resulting from pricing strategies, as well as savings associated with supply chain initiatives.
  In Chile, operating margin increased in both periods (which increased segment margin by .2 and .3 points, respectively) reflecting a higher gross margin driven by a favorable category mix and pricing strategies as well as savings associated with supply chain initiatives. The nine-month period also benefited from a lower expense ratio driven by general cost containment initiatives.
  In Mexico, operating margin decreased in both periods (which decreased segment margin by .1 and .2 points, respectively). The decrease in the three-month period is mainly due to a lower gross margin reflecting sales incentive programs and an unfavorable mix of products sold. The decrease in the nine-month period was primarily due to a higher expense ratio resulting from unfavorable comparisons to 2003 (the second quarter of 2003

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

included a gain from the sale of a warehouse property in Mexico City as the Company transitioned to a new distribution facility in Celaya).

     Operating margin was negatively impacted in the nine-month period by greater contributions from countries with decreasing operating margins (which decreased segment margin by .3 point).

     In February 2003, the Venezuelan government implemented exchange controls and fixed the exchange rate for the Venezuelan bolivar (“VEB”) at 1598 per U.S. dollar. In February 2004, the Venezuelan government devalued the official exchange rate from 1598 to 1918 VEB for one U.S. dollar where it remained during the second and third quarters of 2004. Venezuela’s political and economic situation continues to limit the ability of Avon’s subsidiary in Venezuela (“Avon Venezuela”) to conduct normal business operations and to obtain foreign currency to pay for imported products. The lack of foreign currency has required Avon Venezuela to rely on parent company support in order to continue importing a portion of its material for its operations and investments. Avon Venezuela’s results of operations in U.S. dollars have been and are expected to continue to be negatively impacted until foreign currency is made readily available to importers.

     In spite of the difficulty to obtain foreign currency for imports, in 2003 Avon Venezuela remitted $21.0 in dividends and royalties to its parent company at the official exchange rate. Avon Venezuela remitted dividends and royalties totaling $1.8 and $20.0 during the three- and nine-month periods, respectively, of 2004 to its parent company.

     From January 1, 2003 until the February 2004 devaluation, Avon has used the official rate of 1598 VEB for one U.S. dollar to translate the financial statements of Avon Venezuela into U.S. dollars. Since then, Avon has used the official rate of 1918 per U.S. dollar to translate the financial statements. For the three- and nine-month periods ended September 30, 2004, Avon Venezuela’s Net sales and Operating profit represented approximately 2% and 5% of consolidated Net sales and consolidated Operating profit, respectively.

     In the first quarter of 2003, the Brazilian real weakened, as foreign investors were uncertain about the fiscal and monetary policies of the new government elected in late 2002. Subsequently, investor confidence in the government’s economic polices improved and the country’s exports increased resulting in a 23% appreciation of the Brazilian real during 2003. The Brazilian real remained relatively stable against the U.S. dollar during the first three quarters of 2004. As a result of the Brazilian real’s weakness during the first quarter of 2003 and its relative stability thereafter, the favorable foreign exchange impact realized in the first quarter of 2004 as compared with 2003 was not repeated in the second or third quarters of 2004 and is not expected to repeat in the fourth quarter of 2004.

     In September 2004, the state of Sao Paulo, Brazil reduced sales taxes on various products, including cosmetics, fragrances and personal care items through December 2005. The reduction in sales tax is not expected to have a material impact on Avon Brazil’s operating profit in 2005, since Avon Brazil may decide to pass these savings onto its consumers.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended September 30				Nine Months Ended September 30

			%/Point Change				%/Point Change

	2004	2003	US$	Local Currency	2004	2003	US$	Local Currency

Net sales	$256.2	$224.0	14%	12%	$762.2	$650.4	17%	13%
Operating profit	44.5	34.4	29%	27%	136.4	105.0	30%	25%
Operating margin	17.1%	15.1%	2.0	2.0	17.6%	15.9%	1.7	1.7

Units				22%				22%
Active Representatives				14%				14%

     Net sales in U.S. dollars increased in both periods as a result of growth in all major markets in the region, reflecting increases in units and active Representatives as well as the favorable impact of foreign exchange. The growth in active Representatives was partially due to an increase in the number of sales campaigns in the Philippines in the third quarter of 2004, which resulted in additional opportunities to order. The effect of the additional campaigns increased the active Representatives growth rate in the region for the three- and nine-month periods by 8 percent and 4 percent, respectively.

  In China, Net sales increased in both periods primarily due to growth in units driven by consumer promotion programs and higher average orders at the Beauty Boutiques.
  In Malaysia, Net sales increased in both periods, mainly due to benefits associated with the 2003 field reorganization in that country.
  In Australia, Net sales increased in both periods primarily due to growth in units and active Representatives as well as favorable foreign exchange.
  In Japan, Net sales increased in both periods due to favorable foreign exchange and an increase in direct mailings to customers, partially offset by a decrease in active Representatives in the third quarter.

     In addition, the outbreak of SARS in Asia had a significant impact on China and Taiwan in the second quarter of 2003. Although this impact was difficult to quantify, the Company estimated that it reduced Net sales in the region by approximately two percent during the nine-month period of 2003. The Company experienced no significant SARS-related impact on its business in the third quarter of 2003.

     The increase in operating margin in both periods in Asia Pacific was most significantly impacted by the following markets:

  In Malaysia, operating margin improved in both periods (which increased segment margin by 1.8 and .7 points, respectively) primarily due to benefits associated with the 2003 field reorganization in that country.
  In Japan, operating margin improved in both periods (which increased segment margin by .8 and .5 points, respectively), resulting primarily from an increase in gross margin driven by savings associated with supply chain Business Transformation initiatives, partially offset by a higher expense ratio due to expenses associated with direct mail and other customer acquisition programs.
  In Australia, operating margin improved in both periods (which increased segment margin by .5 and .7 points, respectively) primarily due to a higher gross margin, reflecting savings associated with supply chain Business Transformation initiatives and favorable foreign exchange on inventory purchases.
  In China, operating margin improved in the nine-month period (which increased segment margin by .6 point) reflecting a higher gross margin benefiting from sales of products with higher margins and savings associated with supply chain Business Transformation initiatives.
  In addition, expenses in the region for both periods included strategic investments in organization capacity (which decreased segment margin by 1.0 and .9 points, respectively).

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

     The Company anticipates the resumption of direct selling activities in some form in China within the next year, pending government approval. Direct selling had been banned by the Chinese government in 1998. While any implementation of this model will likely result in transition costs, the Company believes that a resumption of direct selling will have a positive impact on its results of its operations on a long-term basis.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Global Expenses

     Global expenses increased $5.3 for the three-month period of 2004 compared to the comparable period of 2003 due to higher bonus and benefit related accruals of $6.8 and incremental investments of $3.0 for research and development and marketing, partially offset by lower professional fees of $5.2.

     Global expenses increased $49.5 for the nine-month period of 2004 compared to the comparable period of 2003 primarily due to higher bonus and benefit related accruals of $17.4, incremental investments of $12.3 for research and development and marketing, and higher professional fees of $11.9 (including $6.2 related to the settlement of one Solow lawsuit, see Note 7, Contingencies).

LIQUIDITY AND CAPITAL RESOURCES

     Avon's principal sources of funds are cash flows from operations, commercial paper, borrowings under committed and uncommitted lines of credit and long-term borrowings.

Cash Flows

Net Cash Provided by Operating Activities

     Net cash provided by operating activities in the first nine months of 2004 was $142.7 favorable to 2003 principally reflecting the following:

  higher Net income (adjusted for non-cash items),
  favorable working capital levels in accounts payable and accrued expenses, including lower cash outlays in 2004 for bonus payments, as well as a higher number of accounts payable days outstanding.

These sources of cash were partially offset by the following:

  unfavorable working capital levels in accounts receivable and inventories, primarily reflecting higher sales in the nine months of 2004, higher contributions to the U.S. and international pension plans ($124.0 in 2004 versus $81.0 in 2003), and higher tax audit settlement payments ($71.2 in 2004 versus $48.0 in 2003).

Net Cash Used in Investing Activities

     Net cash used in investing activities in the first nine months of 2004 was $84.2 higher than in the same period of 2003 resulting from higher capital expenditures and the acquisition of the additional ownership in the China operations.

Net Cash Used in Financing Activities

     Net cash used in financing activities in the first nine months of 2004 was $83.6 lower than in the same period of 2003 primarily due to higher proceeds from stock option exercises and lower repayments of debt in 2004, partially offset by higher dividend payments, and higher repurchases of common stock.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Capital Resources

     Total debt at September 30, 2004, decreased $22.7 to $1,099.1 from $1,121.8 at December 31, 2003, primarily due to the amortization of terminated swap contracts, translation of Avon’s Japanese yen denominated notes payable and repayment of foreign debt, partially offset by borrowings under lines of credit.

     At September 30, 2004, there were no borrowings under a $600.0 revolving credit and competitive advance facility (the "credit facility"). This credit facility is also used to support Avon's commercial paper facility, under which no amounts were outstanding at September 30, 2004.

      At September 30, 2004, there was $7.0 outstanding under lines of credit.

     Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Financial Instruments and Risk Management Strategies

Interest Rate Risk

     Avon’s long-term, fixed-rate borrowings are subject to interest rate risk. Avon uses interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage its interest rate exposure. At September 30, 2004 and December 31, 2003, Avon held interest rate swap agreements that effectively converted approximately 80% and 90%, respectively, of its outstanding fixed rate debt to a variable interest rate based on LIBOR.

Foreign Currency Risk

     Avon operates globally, with operations in various locations around the world. Avon derives approximately 60% to 70% of its consolidated Net sales and Operating profit from operations of subsidiaries outside of the U.S. The functional currency for most of Avon’s foreign operations is the local currency. Avon may reduce its exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Additionally, certain of Avon’s subsidiaries held U.S. dollar denominated assets, primarily to minimize foreign-currency risk and provide liquidity. At September 30, 2004, Avon subsidiaries that held U.S. dollar denominated assets included Argentina ($8.0), Brazil ($16.0), Hungary ($2.1), Mexico ($18.0) and Turkey ($17.5) .

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

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

     It is expected that the savings from these initiatives will continue to provide additional financial flexibility to achieve profit targets, while enabling further investment in consumer growth strategies. Management believes that initiatives associated with the 2001 and 2002 Special charges discussed below will help the Company achieve its operating margin targets.

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

Special Charges – Fourth Quarter 2001

     In the fourth quarter of 2001, Avon recorded Special charges of $97.4 pretax ($68.3 after tax) primarily associated with facility rationalizations and workforce reduction programs related to implementation of certain Business Transformation initiatives. The charges of $97.4 were included in the Consolidated Statements of Income for 2001 as Special charges ($94.9) and as inventory write-downs, which were included in Cost of sales ($2.5) . Approximately 80% of the charges related to future cash expenditures. Approximately 90% of these cash expenditures were made by September 2004. All payments are funded by cash flow from operations. (See Note 9, Special Charges). In the third quarter of 2002, Avon recorded an adjustment related to the fourth quarter 2001 charge. See Special Charges – Third Quarter 2002 below. Additionally, in the fourth quarter of 2003, Avon recorded a benefit of $2.1 pretax ($1.3 after tax) from an adjustment to the fourth quarter 2001 charge (see Note 9, Special Charges).

     In 2002 and 2003, actions associated with the 2001 Special charges yielded net savings of approximately $30.0 (gross savings of $50.0 partially offset by transitional costs of $20.0) and $60.0 (gross savings of $70.0 partially offset by transitional costs of $10.0), respectively. Cost savings from these initiatives should continue, with net savings in 2004 expected to be approximately $85.0 (net of additional transitional costs of approximately $5.0) .

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

Special Charges – Third Quarter 2002

     Special charges of $43.6 pretax ($30.4 after tax), recorded in the third quarter of 2002, primarily related to Avon’s Business Transformation initiatives, including supply chain initiatives, workforce reduction programs and sales transformation initiatives. Approximately 90% of the charges related to future cash expenditures. Approximately 90% of these expenditures were made by September 2004. Avon also recorded a benefit of $7.3 pretax ($5.2 after tax) from an adjustment to the Special charges recorded in the fourth quarter of 2001. The net effect of the special items was a charge of $36.3 pretax ($25.2 after tax). The $36.3 was included in the Consolidated Statements of Income for 2002 as a Special charge ($34.3) and as inventory write-downs, which were included in Cost of sales ($2.0) . In the fourth

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share data)

quarter of 2003, Avon recorded a benefit of $1.8 pretax ($1.3 after tax) from an adjustment to the third quarter 2002 charge (see Note 9, Special Charges).

     In 2003, Avon actions associated with the 2002 Special charges yielded net savings of $16.0 (gross savings of $29.0 partially offset by transitional costs of $13.0) . Cost savings from these initiatives should continue, with net savings in 2004 expected to be approximately $50.0 (net of additional transitional costs of approximately $4.0) .

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

Avon Products, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, Contingencies, of the Notes to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

				(in thousands)
7/1/04 – 7/31/04	274,000	$ 44.77	274,000	$ 346,259
8/1/04 – 8/31/04	381,200	$ 43.82	381,200	$ 329,555
9/1/04 – 9/30/04	574,700	$ 42.92	574,700	$ 304,886

Total	1,229,900	$ 43.61	1,229,900

(1) A portion of the Total Number of Shares Purchased, and all of the Total Number of Shares Purchased as Part of Publicly Announced Programs, consists of: (i) shares purchased in open-market transactions pursuant to Avon’s publicly announced share repurchase program, which was approved by Avon’s Board of Directors in September 2000, under which Avon may buy up to $1.0 billion of its outstanding stock over a five-year period ending September 2005; and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock-based obligations under Avon’s Deferred Compensation Plan.

(2) The balance of the Total Number of Shares Purchased consists of shares reacquired by Avon, outside of its publicly announced share repurchase program, through one or more of the following types of transactions or events: (i) shares of restricted stock that Avon reacquired from current and former employees in connection with tax payments or deferrals upon vesting of restricted stock grants, under Avon’s 2000 Stock Incentive Plan; (ii) shares reacquired when employees or members of Avon’s Board of Directors use Avon stock to pay the exercise price of stock options; and (iii) shares purchased in open-market transactions by the Avon Products, Inc. Supplemental Executive Retirement Plan and Supplemental Life Plan Trust. During the third quarter Avon did not reaquire any shares through the types of transactions and events described above.

(3) The calculation of Average Price Paid per Share excludes any shares of restricted stock that were forfeited and thus reacquired by Avon without any consideration from or payment by Avon.

AVON PRODUCTS, INC.

Item 6.	Exhibits

10.1	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan
10.2	Form of U.S. Restricted Stock Unit Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Avon Products, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	October 29, 2004	/s/ Janice Marolda Klettner

Janice Marolda Klettner
Vice President,
Controller
Principal Accounting Officer

Signed both on behalf of the
registrant and as principal
accounting officer.