Form 10-K
period 2004-12-31
AVON PRODUCTS INC
filed 2005-03-02
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The aggregate market value of Common Stock (par value $.25) held by non-affiliates at June 30, 2004, (the last business day of our most recently completed second quarter) was $22.2 billion.

The number of shares of Common Stock (par value $.25) outstanding at January 31, 2005, was 471,522,517.

Documents Incorporated by Reference

Parts I and II	Portions of the 2004 Annual Report to Shareholders, by reference to Exhibit 13 to this 2004 Annual Report on Form 10-K.
Part III	Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon Products, Inc. (“Avon” or the “Company”) to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, including social, economic and political uncertainties in Latin America, Asia Pacific and Central and Eastern Europe; the Company’s ability to implement its business, cash management and tax strategies and its Business Transformation initiatives; the Company’s ability to achieve anticipated cost savings and its profitability and growth targets, particularly in its largest markets; the Company’s ability to implement appropriate product mix and pricing strategies; the Company’s ability to replace lost sales attributable to the repositioning of the U.S. Beyond Beauty business; the impact of substantial currency fluctuations on the results of the Company’s foreign operations and the cost of sourcing foreign products and the success of the Company’s foreign currency hedging and risk management strategies; the Company’s ability to implement its Sales Leadership program globally and to increase Representative productivity; the Company’s ability to implement its enterprise resource planning project; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; the impact of stock option expense pursuant to Statement of Financial Accounting Standards No. 123(R); the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign governments; the Company’s ability to successfully identify new business opportunities; the Company’s access to financing; and the Company’s ability to attract and retain key executives. The Company undertakes no obligation to update any such forward-looking statements.

PART I

Dollars in Millions

ITEM 1. BUSINESS

General

     Avon commenced operations in 1886 and was incorporated in the State of New York on January 27, 1916. Avon is a global manufacturer and marketer of beauty and related products. Avon’s products fall into three product categories: Beauty, which consists of cosmetics, fragrances, skin care and toiletries (“CFT”); Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products, gift and decorative products, candles and toys. Sales from Health and Wellness products and mark., described below, are included among these three categories based on product type.

     In 2003, Avon launched in the U.S. a new global cosmetics brand, focusing on the market for young women. The brand name is mark. and the product line is targeted to young women in the 16 to 24 age group, with an objective of enhancing Avon’s share of the worldwide youth market. Mark. is sold both through the Company’s core group of Representatives and a separate mark. sales force. The Company intends to introduce mark. into additional markets over the next several years.

     Avon's business primarily is conducted worldwide primarily in one channel, direct selling. The Company’s reportable segments are based on geographic operations in four regions: North America, Latin America, Europe and Asia Pacific. Financial information relating to the reportable segments is incorporated by reference to the analysis of net sales and operating profit by geographic area on pages 11 through 18, and to Note 11, Segment Information, on pages 54 through 56, of Exhibit 13 to this 2004 Annual Report on Form 10-K, and on pages 35 through 41, and to Note 11, Segment Information, on pages 76 through 78 of Avon’s 2004 Annual Report to Shareholders.

Distribution

     Avon presently has sales operations in 60 countries or territories, including the United States, and distributes its products in 62 more. Sales are made to the ultimate customer principally through a combination of direct selling and marketing by approximately 4.9 million active independent Avon Representatives, approximately 483,000 of whom are in the United States. Representatives are independent contractors or independent dealers, who are not employees of Avon. Representatives generally purchase products at a discount from the brochure price directly from Avon and sell them to their customers. The Representatives are typically the customers of Avon and Avon generally has no arrangement with any end user of its product beyond the Representative. Generally, Representatives are invoiced for their order and are responsible for payment to Avon, regardless of whether or not the Representative sells the products to an end user. No single Representative or end user accounts for more than 10% of Avon's net sales.

     A Representative contacts customers, selling primarily through brochures which highlight new products and specially-priced items for each sales campaign. Sales campaigns are generally for two-week duration in the United States and two-to-four week duration for most markets outside the United States. Product samples, demonstration products and selling aids such as make-up color charts are also used. Generally, in the U.S., for example, the Representative forwards an order to a designated distribution center on an assigned day using the mail, the Internet, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually by United Parcel Service or a local delivery service. The Representative then delivers the merchandise and collects payment from the customer for his or her own account. A Representative receives a refund of the full price the Representative paid for a product if the Representative chooses to return it.

     Avon employs certain electronic order systems to increase Representative support, which allow a Representative to run her or his business more efficiently as well as the Company to improve its order-processing accuracy. For example, in the U.S. and certain other countries, Representatives can utilize the Internet to manage her or his business electronically, including use of an online marketing tool called youravon.com. The site helps Representatives build their own Avon business by enabling them to sell online a complete line of Avon’s products 24 hours a day, seven days a week, through personalized web pages developed in association with Avon. While their customers benefit from the speed, convenience and delivery flexibility of online ordering, Avon e-Representatives are able to promote special products, target specific groups of customers, place and track orders online, and capitalize on e-mail to share product information, selling tips and marketing incentives. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about Avon. Globally, Avon has Internet sites in 36 markets. These are mainly consumer information sites, but 34 of these markets have piloted business-to-business sites to support Representatives.

     In the United States, Avon also markets its products through a consumer website, avon.com. This provides a purchasing opportunity to consumers who choose not to purchase through a Representative. Avon also sells products at the Avon Salon and Spa, a spa, salon and retail store located in New York City.

     In some markets, Avon uses decentralized branches, satellite stores and independent retail operations to serve Representatives and customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce the Company’s beauty image. In certain markets, Representatives can manage Avon beauty boutiques, beauty counters in department stores, licensed Avon beauty centers and other retail-oriented opportunities to build their careers and bring Avon to new customers in complementary ways to direct selling.

     The recruiting and training of Representatives are the primary responsibilities of District Sales Managers and Leadership Representatives. In most markets, District Sales Managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year's sales of Avon products by Representatives in their district, while in other markets, those responsibilities are handled by independent contractors. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level compensation program which gives Representatives the opportunity to obtain earnings from commissions based on sales made by Representatives they have recruited and trained, as well as from their own resales of Avon products. This program limits the number of levels on which commissions can be earned to three and continues to focus on individual product sales by Leadership Representatives. Development of the Sales

Leadership program throughout the world is part of Avon’s long-term growth strategy. Because of the high rate of turnover among Representatives, a characteristic of the direct-selling method, recruitment and training of new Representatives are continually necessary.

     From time to time, local governments and others question the legal status of Representatives or impose burdens inconsistent with their status as independent contractors, often in regard to possible coverage under social benefit laws that would require Avon (and in most instances, the Representatives) to make regular contributions to government social benefit funds and occasionally questioning their “independent” status. Although Avon has generally been able to address these questions in a satisfactory manner, the matter has not been fully resolved in all countries. If there should be a final determination adverse to Avon in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume and profitability of the business of Avon in that country that the Company would consider discontinuing operations in that country.

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

     Avon has furthered its image through increased advertising, introduction of the Health and Wellness business, creation of a corporate slogan “the company for women,” and the launching of mark.. Avon has also increased its investments in upgrading the quality and size of its brochure in many markets to further strengthen the Company’s beauty image worldwide.

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

     The number of competitors and degree of competition that Avon faces in its international CFT and fashion jewelry markets varies widely from country to country.

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

International Operations

     Avon's international operations are conducted primarily through subsidiaries in 59 countries or territories outside the U.S. and Avon's products are distributed in some 62 other countries.

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

     Avon had 14 manufacturing facilities around the world in 2004. See Item 2, Properties, for additional information regarding the location of Avon’s manufacturing facilities.

Trademarks and Patents

     Avon’s business is not materially dependent on the existence of third party patent or other third party intellectual property rights and Avon is not a party to any ongoing material license, franchise or concession. The Company, however, does seek to protect its key proprietary technologies by aggressively pursuing comprehensive patent coverage in major markets. Avon's major trademarks are protected by registration in the United States and many other countries where its products are marketed.

Seasonal Nature of Business

     Avon's sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT, gift and decorative products, apparel, and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is by its nature, difficult to forecast. Fourth quarter net sales were approximately 30% of total net sales in both 2004 and 2003, respectively, and fourth quarter operating profit was approximately 35% of total operating profit in both 2004 and 2003.

Research and Product Development Activities

     New products are essential to growth in the highly competitive cosmetics industry. Avon's research and development department’s efforts are significant to developing new products, including formulating effective beauty treatments relevant to women's needs, and redesigning or reformulating existing products.

     Avon’s research and development facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with well known dermatologists and other specialists enhance Avon's ability to deliver new formulas and ingredients to market. Additionally, Avon has satellite research facilities located in Brazil, China, Japan, Mexico, the Philippines and Poland.

     In 2004, Avon’s most significant product launches included Anew Clinical Deep Crease Concentrate, an at-home alternative to line-relaxing injections, is a targeted treatment that relaxes and fills expression lines; and TodayTomorrowAlways, a beautifully feminine fragrance, and the first in a trilogy of collectible scents. In 2004, Avon Color V was launched globally, anchored by the launch of My Lip Miracle, one lipstick that offers the three benefits of long wear, moisture, color and shine.

     The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $63.8 in 2004, $57.6 in 2003, and $47.7 in 2002. This research included the activities of product research and development and package design and development. Most of these activities were related to the development of CFT products.

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

Employees

     At December 31, 2004, Avon employed approximately 47,700 full-time equivalents. Of these, approximately 8,900 were employed in the United States and 38,800 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases slightly in December after holiday shipments are completed.

Website Access to Reports

     Avon’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are and have been throughout 2004 available, without charge, on Avon’s website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. Avon also makes available on its website the charters of its Board Committees, its Corporate Governance Guidelines and its Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Information on our website does not constitute part of this report. Additionally, the Company’s filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

ITEM 2. PROPERTIES

Avon's principal properties worldwide consist of manufacturing facilities for the production of CFT, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. The domestic manufacturing facilities are located in Morton Grove, IL and Springdale, OH. The domestic distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. The research and development facility is located in Suffern, NY. Avon also leases office space in two locations in New York City and owns property in Rye, NY, for its executive and administrative offices.

     Other principal properties outside the U.S measuring 50,000 square feet or more include the following:

  two distribution centers in North America (other than in the United States);
  three manufacturing facilities, six distribution centers, and four administrative offices in Europe;
  four manufacturing facilities, eight distribution centers and one administrative office in Latin America; and
  five manufacturing facilities, six distribution centers, and two administrative offices in Asia Pacific region.
     28 of the facilities are owned and the remaining 31 properties are leased.

Avon considers all of these properties to be in good repair, adequately meet Avon's needs and operate at reasonable levels of productive capacity.

     Avon also has six satellite research and development facilities located in Brazil, China, Japan, Mexico, the Philippines and Poland.

ITEM 3. LEGAL PROCEEDINGS

     Avon has been a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon's Preferred Equity-Redemption Cumulative Stock ("PERCS"). Plaintiffs alleged various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and sought aggregate damages of approximately $145.0, plus interest. A trial of this action took place in the United States District Court for the Southern District of New York and concluded in November 2001. In March 2004, the court rendered a decision in favor of Avon and dismissed the Consolidated Amended Class Action Complaint. The plaintiffs appealed the court's decision to the United States Court of Appeals for the Second Circuit, and in February 2005 the Court of Appeals affirmed the decision of the District Court. The plaintiffs have not yet indicated whether they plan to appeal the decision of the Court of Appeals. While it is not possible to predict the outcome of litigation, management believes that this action should not have a material adverse effect on the Consolidated Financial Statements.

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

     Avon Products Foundation, Inc. (the “Avon Foundation”) is a defendant in an arbitration proceeding brought by Pallotta TeamWorks (“Pallotta”) in September 2002, before Judicial Arbitration and Mediation

Services, Inc. Pallotta asserts claims of breach of contract, misappropriation of opportunity, tortious interference with prospective contractual arrangement and unfair competition arising out of the Avon Foundation’s decision to use another party to conduct breast cancer fundraising events, and seeks unspecified damages and attorneys’ fees. The arbitrator dismissed Pallotta’s misappropriation claim in January 2003, its unfair competition claim in February 2003 and its tortious interference claim in July 2003. A hearing on the remaining claim commenced in July 2003 and the parties have now completed the post-hearing briefing stage. Oral argument before the arbitrator has been scheduled for March 2005. The Avon Foundation believes that it has meritorious defenses to the claims asserted by Pallotta and has filed a number of counterclaims. The Avon Foundation is a registered 501(c)(3) charity and is a distinct entity from Avon Products, Inc., which is not a party to these proceedings. While it is not possible to predict the outcome of litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements of the Company.

     Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. The Company filed demurrers to the original complaint and three subsequent amended complaints, asserting that they failed to state a cause of action. The Superior Court sustained the Company’s demurrers and dismissed plaintiffs’ causes of action except for the unjust enrichment claim of one plaintiff, the amount of which is nominal. The court also struck plaintiffs’ class allegations. Plaintiffs filed Petitions for Writ of Mandate with the Court of Appeal of the State of California seeking to overturn the Superior Court’s dismissals in respect of the complaints. In June 2004, the Court of Appeal issued an Alternative Writ of Mandate and Order mandating that the Superior Court vacate its prior rulings or, in the alternative, show cause why such a mandate should not issue. Separately, plaintiffs filed with the Superior Court a motion for reconsideration of the court’s decision striking plaintiffs’ class allegations in this matter, which decision was unaffected by the action of the Court of Appeal. The Superior Court chose not to vacate its rulings in respect of the complaints, so the parties were ordered to prepare briefs to the Court of Appeal regarding the Superior Court’s order granting the Company’s demurrers. The Superior Court also chose not to change its ruling striking plaintiffs’ class allegations and the plaintiffs have appealed that decision to the Court of Appeal. The parties have fully briefed the Writ of Mandate proceeding and the appeal of the class allegation issue. Argument before the Court of Appeal regarding both the Writ of Mandate and the appeal of the class allegation issue is scheduled to take place in March 2005. The Company believes that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

     In December 2002, a Brazilian subsidiary of the Company received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $86.0 at the exchange rate on the date of this filing, plus penalties and accruing interest totaling approximately $146.0 at the exchange rate on the date of this filing. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 76% of the total assessment, or $177.0 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $55.0) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $99.0 at the exchange rate on the date of this filing and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004 an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $199.0 at the exchange rate on the date of this filing and asserting the same theory of liability as in the December 2003 assessment. The Company is appealing that assessment. In the event that assessments are upheld in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company’s outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

     Scheufler v. Estee Lauder, Inc., et al. is a purported class action commenced in February, 2005 in the Superior Court of California for the County of San Diego. The action names Avon and other defendants and seeks injunctive relief and restitution for alleged violations of the California Unfair Competition Law and the California False Advertising Law, and for negligent and intentional misrepresentation. The purported class includes individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect”. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action will be vigorously contested.

     Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon's management, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2004, should not have a material adverse effect on the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

This information is incorporated by reference to "Market Prices per Share of Common Stock by Quarter" on page 26 of Exhibit 13 to this 2004 Annual Report on Form 10-K (page 49 of Avon’s 2004 Annual Report to Shareholders).

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by Avon of its Common Stock during the fourth quarter of 2004:

	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximately Dollar Value of Shares that May Yet Be Purchased Under the Program

10/1/04 – 10/31/04	350,406	$ 41.54	350,048	290,345
11/1/04 – 11/30/04	899,300	$ 38.64	899,300	255,593
12/1/04 – 12/31/04	754,793	$ 38.75	754,600	226,352

Total	2,004,499		2,003,948

(1) A portion of the Total Number of Shares Purchased, and all of the Total Number of Shares Purchased as Part of Publicly Announced Programs, consists of: (i) shares purchased in open-market transactions pursuant to Avon’s publicly announced share repurchase program, which was approved by Avon’s Board of Directors in September 2000, under which Avon may buy up to $1.0 billion of its outstanding stock over an approximate five-year period ending by December 2005; and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock-based obligations under Avon’s Deferred Compensation Plan.
(2) The balance of the Total Number of Shares Purchased consists of shares reacquired by Avon, outside of its publicly announced share repurchase program, through one or more of the following types of transactions or events: (i) shares of restricted stock that Avon reacquired from current and former employees in connection with tax payments or deferrals upon vesting of restricted stock grants under Avon’s 2000 Stock Incentive Plan; (ii) shares reacquired when employees or members of Avon’s Board of Directors use Avon stock to pay the exercise price of stock options; and (iii) shares purchased in open-market transactions by the Avon Products, Inc. Supplemental Executive Retirement Plan and Supplemental Life Plan Trust. Avon reacquired a total of 551 shares during the fourth quarter through the types of transactions and events described above.
(3) The calculation of Average Price Paid per Share excludes any shares of restricted stock that were forfeited and thus reacquired by Avon without any consideration from or payment by Avon.

ITEM 6. SELECTED FINANCIAL DATA

The information for the five-year period 2000 through 2004 is incorporated by reference to the "Eleven-Year Review" on pages 66 through 70 of Exhibit 13 to this 2004 Annual Report on Form 10-K (pages 90 through 93 of Avon's 2004 Annual Report to Shareholders).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 25 of Exhibit 13 to this 2004 Annual Report on Form 10-K (pages 25 through 48 of Avon's 2004 Annual Report to Shareholders).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to “Risk Management Strategies and Market Rate Sensitive Instruments” on pages 21 through 23 and Note 7 on pages 42 through 45 of Exhibit 13 to this 2004 Annual Report on Form 10-K (pages 44 through 46 and Note 7 on pages 64 through 67 of Avon's 2004 Annual Report to Shareholders).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages 27 through 63, together with the report thereon of PricewaterhouseCoopers LLP, on page 65, of Exhibit 13 to this 2004 Annual Report on Form 10-K (pages 50 through 87 of Avon's 2004 Annual Report to Shareholders).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, Avon's prinicpal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of Avon's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the prinicpal executive and principal financial officers concluded that Avon's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to Avon (including its consolidated subsidiaries) required to be disclosed by Avon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Management’s Report on Internal Control over Financial Reporting

     Avon’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, Avon’s principal executive and principal financial officers and effected by Avon’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Avon;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and, that receipts and expenditures of Avon are being made only in accordance with authorization of management and directors of Avon; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Avon’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of Avon’s management, including its principal executive and principal financial officers, Avon assessed as of December 31, 2004, the effectiveness of Avon’s internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Avon’s assessment using those criteria, Avon’s management concluded that Avon’s internal control over financial reporting as of December 31, 2004 was effective.

     Avon’s assessment of the effectiveness of Avon’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 65 of Exhibit 13 to this 2004 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

     In connection with the evaluation by Avon's principal executive and principal financial officers of changes in internal control over financial reporting that occurred during Avon's last fiscal quarter, no change in Avon's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, Avon's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Information regarding directors is incorporated by reference to the "Election of Directors" and "Information Concerning the Board of Directors" sections of Avon's Proxy Statement for the 2005 Annual Meeting of Shareholders.

Executive Officers

     Executive officers are designated by the Board of Directors at its first meeting following the Annual Meeting of Shareholders. Each executive officer will hold office until the first meeting of the Board of Directors following the next Annual Meeting of Shareholders at which Directors are elected, or until his or her successor is elected, except in the event of death, resignation or removal or the earlier termination of the term of office.

     Information regarding employment contracts between Avon and named executive officers is incorporated by reference to the "Contracts with Executives" section of Avon's Proxy Statement for the 2005 Annual Meeting of Shareholders.

     Listed below are the executive officers of Avon, each of whom (except as noted) has served in various executive and operating capacities with Avon during the past five years:

Title	Name	Age	Year Designated Executive Officer

Chairman of the Board, Chief Executive Officer and Director	Andrea Jung	46	1997 (1)
President and Chief Operating Officer, and Director	Susan J. Kropf	56	1997 (2)
Executive Vice President and President, Avon North America	Brian C. Connolly	49	2002 (3)
Executive Vice President and Chief Financial Officer	Robert J. Corti	55	1988
Executive Vice President and Brand President	Elizabeth A. Smith	41	2005 (4)
Executive Vice President, International	Robert Toth	52	2002 (5)
Senior Vice President, Human Resources	Lucien Alziari	46	2004 (6)
Senior Vice President, Corporate Strategy and Business Development	Gina Boswell	41	2004 (7)
Senior Vice President and General Counsel	Gilbert L. Klemann, II	54	2001 (8)
Vice President and Controller	Janice Marolda Klettner	44	1998

(1)	Andrea Jung was elected Chairman of the Board of Avon in September 2001. She has been Chief Executive Officer of Avon since November 1999, concurrently holding the position of President until January 2001. Ms. Jung joined Avon in January 1994 as President, Product Marketing and was promoted to Executive Vice President, Global Marketing and New Business in March 1997. From January 1998 to November 1999 she was President and Chief Operating Officer of Avon.

(2)	Susan J. Kropf was elected President and Chief Operating Officer, effective January 2001. She had been elected Executive Vice President, Chief Operating Officer, North America and Global Business Operations effective November 1999. Previously she had been Executive Vice President and President, North America since March 1997 and prior to that she had served as President, Avon U.S. and President, New and Emerging Markets. Ms. Kropf has been with Avon since 1970.

(3)	Brian C. Connolly was elected Executive Vice President and President, North America in March 2003. Prior to that, Mr. Connolly had been Senior Vice President and President, North America since 2001, President of Avon U.S. since 2000 and Senior Vice President of Sales and Operations for Avon U.S. since 1999. Previously, Mr. Connolly had been Group Vice President of Sales and Customer Service for Avon U.S. since 1998 and Group Vice President-Sales for Avon U.S. since 1997. Mr. Connolly joined Avon in 1978.

(4)	Elizabeth A. Smith joined Avon as Executive Vice President and Brand President in January 2005. Prior to joining Avon, she had been with Kraft Foods, Inc. as Group Vice President and President U.S. Beverages and Grocery Sectors from January 2004 to November 2004. Before that she had been Group Vice President, Kraft Foods, Inc. and President, U.S. Beverage, Desserts and Cereal from October 2002 to January 2004, and Executive Vice President and General Manager of the Beverage Division from September 2000 to October 2002. Prior to that, she had been with Kraft Foods, Inc., as Vice President, Beverage and Desserts Division, from February 2000 to September 2000, and Director of Strategy and New Business Development, Beverage and Desserts Division, from February 1999 to February 2000.

(5)	Robert Toth was elected Executive Vice President, International, effective February 1, 2004. Prior to that Mr. Toth had been Executive Vice President, Asia Pacific, Europe, Middle East and Africa since March 2002 and had been Senior Vice President, Europe, Middle East and Africa from December 1999 to 2002. From January 1999 to December 1999, Mr. Toth had been President, Central and Eastern Europe, Middle East and Africa, and, from 1997 to January 1999, he had been President, Central and Eastern Europe. Mr. Toth has been with Avon since 1978.

(6)	Lucien Alziari joined Avon as Senior Vice President, Human Resources in September 2004. Prior to joining Avon, he had been Chief Human Resources Officer for PepsiCo’s Corporate Division from 2003-

2004. Before that he had been with Pepsico as Vice President, Staffing and Executive Development from 2000-2003, Vice President, Corporate Human Resources from 1998-2000, and Vice President, Human Resources for the Middle East, Pakistan and Africa from 1994-1997.

(7)	Gina Boswell joined Avon as Senior Vice President, Corporate Strategy and Business Development in June 2003. Effective February 4, 2005, she was made Senior Vice President and Chief Operating Officer, Avon North America. Prior to joining Avon, she had been Director, Business Strategy, of Ford Motor Company from 2002 - 2003, with responsibility for the business strategy for Ford’s global enterprise. Before that, she had been Director, Vehicle Personalization at Ford from 2001 - 2002 and Vice President, CRM and Consumer eBusiness at Ford from 1999-2001. Prior to Ford, Gina was Vice President, New Business Development at The Estee Lauder Companies, Inc. from 1997 to 1999.

(8)	Gilbert L. Klemann, II was elected Senior Vice President and General Counsel of Avon effective January 1, 2001, and was Secretary from June 1, 2001 until January 27, 2005. Prior to joining Avon he had been an Executive Vice President of Fortune Brands, Inc. (formerly American Brands, Inc.) from 1998-1999 with responsibilities that included corporate development, legal and administrative functions. He was the Senior Vice President and General Counsel of American Brands, Inc. during the period 1991-1997 and previously was a partner in the New York law firm of Chadbourne & Parke.

Section 16(a) Beneficial Ownership Reporting Compliance

     This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of Avon’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

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

Audit Committee; Membership; Independence; Audit Committee Financial Expert

     This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Audit Committee Report” sections of Avon’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Material Changes in Nominating Committee Procedures

     This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the "Ownership of Shares" section of Avon's Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Contracts with Executives" sections of Avon's Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the “Ratification of Appointment of Independent Accountants" section of Avon's Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Form 10-K Page Number

(a) 1.Consolidated Financial Statements
Consolidated Statements of Income for each of the years in the three-year period ended
December 31, 2004	27
Consolidated Balance Sheets at December 31, 2004 and 2003	28
Consolidated Statements of Cash Flows for each of the years in the three-year period
ended December 31, 2004	29
Consolidated Statements of Changes in Shareholders' Equity for each of the years in the
three-year period ended December 31, 2004.	31
Notes to Consolidated Financial Statements	32-63
Management’s Report on Internal Control over Financial Reporting	64
Report of Independent Registered Public Accounting Firm	65

(a) 2.Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule	S-1
Consent of Independent Registered Public Accounting Firm	S-2
Financial statement schedule for each of the years in the three-year period ended
December 31, 2004
Schedule II. Valuation and qualifying accounts	S-3

Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a) 3. Index to Exhibits

Exhibit Number		Description

3.1		Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on May 7, 2004.

3.2		By-laws of Avon, as restated, effective December 2, 1999 (incorporated by reference to Exhibit 3.2 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.1		Indenture, dated as of August 1, 1997, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.55% Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's Registration Statement on Form S-4, Registration Statement No. 333-41299 filed December 1, 1997).

4.2		Rights Agreement, dated as of March 30, 1998 (the “Rights Agreement”), between Avon and Equiserve Trust Company, N.A., as successor Rights Agent to First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Avon’s Registration Statement on Form 8-A, filed March 18, 1998).

4.3		Indenture, dated as of May 11, 1998, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.25% Putable/Callable Notes due May 1, 2018, Putable/Callable May 1, 2003 (incorporated by reference to Exhibit 4.3 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.4		Indenture, dated as of November 9, 1999, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.90% Notes due 2004, and the 7.15% Notes due 2009 (incorporated by reference to Exhibit 4.2 to Avon’s Registration Statement on Form S-4, Registration Statement No. 333-92333 filed December 8, 1999).

4.5		Indenture, dated as of July 12, 2000, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the Zero Coupon Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to Avon’s Registration Statement on Form S-3, Registration Statement No. 333-45808 filed September 14, 2000).

4.6		$600,000,000 Revolving Credit and Competitive Advance Facility Agreement, dated as of May 1, 2001, among Avon, Avon Capital Corporation and a group of banks and other lenders (incorporated by reference to Exhibit 4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.7		Agency Agreement, dated September 20, 2001, between Avon and HSBC Bank plc, as initial principal paying agent, relating to the JPY 9,000,000,000 1.06 percent Notes due 2006 (incorporated by reference to Exhibit 4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.8		Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JPMorgan Chase Bank, as Trustee, relating to Avon’s $125.0 aggregate principal amount of 4.625% Notes due 2013 and $250.0 aggregate principal amount of 4.20% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.1	*	Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-04881)).

10.2	*	Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-04881)).

10.3	*	First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan, effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-04881)).

10.4	*	Avon Products, Inc. 1997 Long Term Incentive Plan, effective as of January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.4 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-04881)).

10.5	*	Supplemental Executive Retirement and Life Plan of Avon Products, Inc., as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	*	First Amendment to the Restated Supplemental Executive Retirement and Life Plan of Avon Products, Inc., dated October 26, 2000.

10.7	*	Benefit Restoration Pension Plan of Avon Products, Inc., amended and restated July 1, 1998.

10.8	*	Amendment to Avon Products, Inc., Benefit Restoration Plan, effective as of December 5, 2001 (incorporated by reference to Exhibit 10.7 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.9	*	Second Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective December 5, 2000.

10.10	*	Third Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective March 25, 2002.

10.11	*	Fourth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective January 26, 2005.

10.12	*	Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust.

10.13	*	Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996 (File No. 1-04881)).

10.14	*	First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-04881)).

10.15	*	Second Amendment, dated as of June 12, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-04881)).

10.16	*	Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-04881)).

10.17	*	Avon Products, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2003.

10.18	*	First Amendment to the Avon Products, Inc. Deferred Compensation Plan effective January 26, 2005.

10.19	*	Avon Products, Inc. Amended and Restated Benefit Protection Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, the Trustee, and Buck Consultants, Inc., the Consulting Firm, amending and restating the Avon Products, Inc. Benefit Protection Trust Agreement dated as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-04881)).

10.20	*	Stock Option Agreement, dated as of November 4, 1999, between Avon and Stanley C. Gault (incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.21	*	Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form 14A as filed with the Commission on March 27, 2000).

10.22	*	Amendment of the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23	*	Employment Agreement, dated as of December 11, 1997, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-04881)).

10.24	*	Employment Agreement, dated as of September 1, 1994, between Avon and Susan J. Kropf.

10.25	*	Employment Agreement, dated as of August 7, 1998, between Avon and Robert J. Corti.

10.26	*	Employment Agreement, dated as of January 1, 2001, between Avon and Gilbert L. Klemann, II.

10.27	*	Offer letter dated November 1, 2004 to Elizabeth A. Smith (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed January 6, 2005).

.
10.28	*	Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31, 2002 (incorporated by reference to Exhibit 10.19 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29	*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, as restated June 1, 2000 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.30	*	First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors, effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to Avon’s Annual Report on Form 10- K for the year ended December 31, 2001).

10.31	*	Second Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors, effective January 1, 2004.

10.32	*	Board of Directors of Avon Products, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 1997 (incorporated by reference to Exhibit 10.23 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-04881)).

10.33	*	Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996 (File No. 1- 04881)).

10.34	*	First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-04881)).

10.35	*	Stock Option Agreement under the Avon Products, Inc. 1993 Stock Incentive Plan, dated June 4, 1998, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-04881)).

10.36	*	Avon Products, Inc. Executive Incentive Plan, approved by shareholders on May 1, 2003 (incorporated by reference to Appendix E to Avon’s Proxy Statement on Form 14A as filed with the Commission on March 27, 2003).

10.37	*	Description of Enhanced Retirement Benefit Arrangements for Jill Kanin-Lovers (incorporated by reference to Exhibit 10.28 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.38	*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.39	*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan.

10.40	*	Description of annual cash bonus awards for 2004 under Avon’s Executive Incentive Plan and Management Incentive Plan and the performance goals established by the Compensation Committee of the Board of Directors for annual cash bonus awards for 2005 (incorporated by reference to Avon’s Current Report on Form 8-K filed February 1, 2005).

10.41	*	Description of payouts under a Transformation Long Term Incentive Plan for the performance period 2002- 2004 (incorporated by reference to Avon’s Current Report on Form 8-K filed February 1, 2005).

10.42	*	Description of a 2005-2007 Performance Cash Plan approved by the Compensation Committee of the Board of Directors (incorporated by reference to Avon’s Current Report on Form 8-K filed February 1, 2005).

13		Portions of the Annual Report to Shareholders for the year ended December 31, 2004 incorporated by reference in response to Items 1, 5 through 8 in this filing.

21		Subsidiaries of the registrant.

23		Consent of PricewaterhouseCoopers LLP (set forth on page S-2 of this Annual Report on Form 10-K).

24		Power of Attorney.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements

     Avon's Annual Report on Form 10-K for the year ended December 31, 2004, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2005.

Avon Products, Inc.

/s/ Gilbert L. Klemann, II

Gilbert L. Klemann, II Senior Vice President and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*

Andrea Jung	Chairman of the Board and Chief Executive Officer	March 2, 2005
and Director - Principal Executive Officer

*

Susan J. Kropf	President and Chief Operating Officer and Director	March 2, 2005

*

Robert J. Corti	Executive Vice President and Chief Financial Officer -	March 2, 2005
Principal Financial Officer

*

Janice Marolda Klettner	Vice President and Controller – Principal Accounting	March 2, 2005
Officer

*

W. Don Cornwell	Director	March 2, 2005

*

Edward T. Fogarty	Director	March 2, 2005

*

Stanley C. Gault	Director	March 2, 2005

*

Fred Hassan	Director	March 2, 2005

*

Maria Elena Lagomasino	Director	March 2, 2005

*

Ann S. Moore	Director	March 2, 2005

*

Paula Stern	Director	March 2, 2005

*

Lawrence A. Weinbach	Director	March 2, 2005

*By /s/ Gilbert l. Klemann, II

Gilbert L. Klemann, II	Attorney-in-fact	March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2005 appearing in the 2004 Annual Report to Shareholders of Avon Products, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Reg. No. 333-103432) and Form S-8 (Reg. Nos. 333-43820, 333-47209, 333-65989 and 333-65998) of Avon Products, Inc. of our report dated February 28, 2005 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2004 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 28, 2005 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2005

AVON PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Years ended December 31

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period

2004
Allowance for doubtful accounts
receivable	$61.6	$140.0		$-	$124.0	(a)	$77.6
Allowance for sales returns	19.5	-		285.1	281.2	(b)	23.4
Allowance for inventory obsolescence	44.6	65.5		-	53.1	(c)	57.0
Deferred tax asset valuation
allowance	84.8	-		-	14.6	(e)	70.2

2003
Allowance for doubtful accounts
receivable	$48.4	$124.8		$-	$111.6	(a)	$61.6
Allowance for sales returns	17.6	-		289.8	287.9	(b)	19.5
Allowance for inventory obsolescence	39.8	55.6		-	50.8	(c)	44.6
Deferred tax asset valuation
allowance	37.7	47.1	(d)	-	-		84.8

2002
Allowance for doubtful accounts
receivable	$43.5	$108.3		$-	$103.4	(a)	$48.4
Allowance for sales returns	13.5	-		266.5	262.4	(b)	17.6
Allowance for inventory obsolescence	45.3	58.9		-	64.4	(c)	39.8
Deferred tax asset valuation
allowance	28.8	8.9	(d)	-	-		37.7

(a)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(b)	Returned product destroyed and foreign currency translation adjustment.

(c)	Obsolete inventory destroyed and foreign currency translation adjustment.

(d)	Increase in valuation allowance for tax loss and tax credit carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.

(e)	Decrease in valuation allowance primarily due to a decrease in foreign tax credit carryforwards for which a valuation allowance had been provided.