Form 10-Q
period 2005-03-31
AVON PRODUCTS INC
filed 2005-05-03
CIK 8868

CONFORMED COPY

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes    X                No   ___

     The number of shares of Common Stock (par value $.25) outstanding at March 31, 2005 was 472,015,398.

TABLE OF CONTENTS

		Page
		Numbers
	Part I. Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income
	Three Months Ended March 31, 2005 and March 31, 2004	3
	Consolidated Balance Sheets
	March 31, 2005 and December 31, 2004	4
	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2005 and March 31, 2004	5
	Notes to Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

	Part II. Other Information
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21
	Signature	22

PART I. FINANCIAL INFORMATION

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31

In millions, except per share data	2005	2004

Net sales	$ 1,860.9	$ 1,741.4
Other revenue	20.2	23.4

Total revenue	1,881.1	1,764.8
Costs, expenses and other:
Cost of Sales	698.2	666.2
Marketing, distribution and administrative expenses	922.4	869.2

Operating profit	260.5	229.4

Interest expense	10.1	6.1
Interest income	(7.8)	(4.5)
Other expense, net	4.5	3.2

Total other expenses	6.8	4.8

Income before taxes and minority interest	253.7	224.6
Income taxes	79.8	73.9

Income before minority interest	173.9	150.7
Minority interest	(1.9)	(2.6)

Net income	$ 172.0	$ 148.1

Earnings per share:
Basic	$ .36	$ .31
Diluted	$ .36	$ .31

Weighted-average shares outstanding:
Basic	471.95	471.56
Diluted	477.00	476.61

Cash dividends per common share	$ .165	$ .14

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31
In millions	2005	2004

Assets
Current Assets
Cash and cash equivalents	$792.0	$769.6
Accounts receivable, net	582.2	599.1
Inventories	815.3	740.5
Prepaid expenses and other	413.4	397.2

Total current assets	2,602.9	2,506.4

Property, plant and equipment, at cost	1,942.1	1,955.2
Less accumulated depreciation	(942.1)	(940.4)

	1,000.0	1,014.8
Other assets	608.9	626.9

Total assets	$4,211.8	$4,148.1

Liabilities and Shareholders' Equity
Current Liabilities
Debt maturing within one year	$229.4	$51.7
Accounts payable	461.8	490.1
Accrued compensation	121.1	164.5
Other accrued liabilities	372.7	360.1
Sales taxes and taxes other than income	142.7	154.4
Income taxes	310.1	304.7

Total current liabilities	1,637.8	1,525.5

Long-term debt	850.7	866.3
Employee benefit plans	534.3	620.6
Deferred income taxes	11.9	12.1
Other liabilities	184.1	173.4

Total liabilities	$3,218.8	$3,197.9

Contingencies (Note 6)

Shareholders' equity
Common stock	182.6	182.2
Additional paid-in capital	1,391.9	1,356.8
Retained earnings	2,787.6	2,693.5
Accumulated other comprehensive loss	(718.8)	(679.5)
Treasury stock, at cost	(2,650.3)	(2,602.8)

Total shareholders' equity	993.0	950.2

Total liabilities and shareholders' equity	$4,211.8	$4,148.1

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31

In millions	2005	2004

Cash Flows from Operating Activities
Net income	$172.0	$148.1
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	31.1	32.8
Provision for doubtful accounts	28.3	35.5
Provision for obsolescence	14.1	18.8
Amortization of debt discount	.4	.4
Foreign exchange (gains) losses	(.4)	1.2
Deferred income taxes	1.4	(5.7)
Other	6.9	2.3
Changes in assets and liabilities:
Accounts receivable	(17.0)	(29.4)
Inventories	(101.8)	(63.8)
Prepaid expenses and other	(21.5)	(14.6)
Accounts payable and accrued liabilities	(51.1)	(42.1)
Income and other taxes	(2.4)	(51.0)
Noncurrent assets and liabilities	(68.8)	(44.3)

Net cash used by operating activities	(8.8)	(11.8)

Cash Flows from Investing Activities
Capital expenditures	(32.5)	(30.4)
Disposal of assets	2.8	2.6
Purchases of investments	(3.5)	(3.5)
Proceeds from sale of investments	3.3	11.7
Other investing activities	-	(.3)

Net cash used by investing activities	(29.9)	(19.9)

Cash Flows from Financing Activities*
Cash dividends	(78.9)	(66.9)
Book overdrafts	(.3)	(.2)
Debt, net (maturities of three months or less)	154.2	.8
Proceeds from short-term debt	26.6	7.3
Retirement of short-term debt	(3.9)	(17.8)
Proceeds from exercise of stock options	31.7	45.4
Repurchase of common stock	(44.9)	(59.7)

Net cash provided (used) by financing activities	84.5	(91.1)

Effect of exchange rate changes on cash and equivalents	(23.4)	(9.2)

Net increase (decrease) in cash and equivalents	22.4	(132.0)
Cash and equivalents at beginning of year	769.6	694.0

Cash and equivalents at end of year	$792.0	$562.0

*Non-cash financing activities in 2005 and 2004 included the change in fair market value of interest rate swap agreements of $12.7 and $18.8, respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States. We consistently applied the accounting policies described in our 2004 Annual Report to Shareholders, which is available on our website (www.avoninvestor.com), in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2004 Annual Report to Shareholders. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.

We have reclassified some prior year amounts in the consolidated financial statements and accompanying notes for comparative purposes.

Recently Issued Accounting Standards

In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payments, which requires companies to expense the value of employee and director stock options and similar awards. FAS 123(R) is now effective January 1, 2006, for Avon. We are reviewing the timing and methodology for implementation, as well as the fair value model to be used for valuing share-based payments. If we applied the fair value recognition provisions of FAS No. 123, net income in the first quarters of 2005 and 2004, would have been lower by $7.0 and $6.7, respectively, using a Black-Scholes model (see Note 4, Stock-Based Compensation).

2. EARNINGS PER SHARE

	Three Months Ended March 31

Components of Basic and Diluted Earnings per Share (shares in millions)	2005	2004

Numerator:
Net income	$172.0	$148.1
Denominator:
Basic EPS weighted-average shares outstanding	471.95	471.56
Diluted effect of assumed conversion of stock-based awards	5.05	5.05

Diluted EPS adjusted weighted-average shares outstanding	477.00	476.61

Earnings per Share:
Basic EPS	$.36	$.31
Diluted EPS	$.36	$.31

At March 31, 2005 and 2004, we did not include stock options to purchase .2 million shares and 5.2 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

We purchased approximately 1,127,000 shares of Avon common stock for $47.4 during the first three months of 2005, as compared to approximately 1,830,000 shares of Avon common stock for $65.3 during the first three months of 2004 under our previously announced share repurchase program.

3. INVENTORIES

	March 31	December 31
Components of Inventories	2005	2004

Raw materials	$198.0	$181.0
Finished goods	617.3	559.5

Total	$815.3	$740.5

4. STOCK-BASED COMPENSATION

The effects on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation were as follows:

	Three Months Ended March 31

	2005	2004

Net income, as reported	$172.0	$148.1
Add: Compensation expense recognized for restricted stock, net of taxes	1.9	1.4
Less: Stock-based compensation expense determined under
FAS No. 123, net of taxes	(8.9)	(8.1)

Pro forma net income	$165.0	$141.4

Earnings per share:
Basic - as reported	$.36	$.31
Basic - pro forma	$.35	$.30
Diluted - as reported	$.36	$.31
Diluted - pro forma	$.35	$.29

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31

	Pension Benefits

Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2005	2004	2005	2004	2005	2004

Service cost	$7.6	$6.3	$5.5	$5.9	$.7	$ .7
Interest cost	12.2	11.3	9.2	9.6	2.4	3.0
Assumed return on plan assets	(12.6)	(12.6)	(7.3)	(7.8)	-	-
Amortization of prior service cost	(.4)	(.1)	.4	.4	(1.3)	(1.3)
Amortization of actuarial losses	9.1	7.0	2.7	1.8	.3	.7

Net periodic benefit costs	$15.9	$11.9	$10.5	$9.9	$2.1	$3.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute approximately $85.0 and $37.0 to our U.S. and non-U.S. pension plans, respectively, in 2005. As of March 31, 2005, we made approximately $80.0 and $15.0 of contributions to the U.S. and non-U.S plans, respectively. In 2005, we anticipate contributing an additional $27.0 to fund our non-U.S. pension plans and an additional $5.0 to fund benefit payments associated with our U.S. non-qualified pension plans.

6. CONTINGENCIES

Avon has been a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon’s Preferred Equity-Redemption Cumulative Stock (“PERCS”). Plaintiffs alleged various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and sought aggregate damages of approximately $145.0, plus interest. A trial of this action took place in the United States District Court for the Southern District of New York and concluded in November 2001. In March 2004 the court rendered a decision in favor of Avon and dismissed the Consolidated Amended Class Action Complaint. The plaintiffs appealed the court’s decision to the United States Court of Appeals for the Second Circuit, and in February 2005 the Court of Appeals affirmed the decision of the District Court. The plaintiffs have not yet indicated whether they plan to appeal the decision of the Court of Appeals. While it is not possible to predict the outcome of litigation, management believes that this action should not have a material adverse effect on the Consolidated Financial Statements.

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

Avon Products Foundation, Inc. (the “Avon Foundation”) is a defendant in an arbitration proceeding brought by Pallotta TeamWorks (“Pallotta”) in September 2002, before Judicial Arbitration and Mediation Services, Inc. Pallotta asserts claims of breach of contract, misappropriation of opportunity, tortious interference with prospective contractual arrangement and unfair competition arising out of the Avon Foundation’s decision to use another party to conduct breast cancer fundraising events, and seeks unspecified damages and attorneys’ fees. The arbitrator dismissed Pallotta’s misappropriation claim in January 2003, its unfair competition claim in February 2003 and its tortious interference claim in July 2003. A hearing on the remaining claim commenced in July 2003 and concluded in March 2005. The arbitrator has reserved judgment in the matter. The Avon Foundation believes that it has meritorious defenses to the claims asserted by Pallotta and asserted a number of counterclaims. The Avon Foundation is a registered 501(c)(3) charity and is a distinct entity from Avon Products, Inc., which is not a party to these proceedings. While it is not possible to predict the outcome of litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements of the Company.

Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. The Company filed demurrers to the original complaint and three subsequent amended complaints, asserting that they failed to state a cause of action. The Superior Court sustained the Company’s demurrers and dismissed plaintiffs’ causes of action except for the unjust enrichment claim of one plaintiff, the amount of which is nominal. The court also struck plaintiffs’ class allegations. Plaintiffs filed Petitions for Writ of Mandate with the Court of Appeal of the State of California seeking to overturn the Superior Court’s dismissals in

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

respect of the complaints. In June 2004, the Court of Appeal issued an Alternative Writ of Mandate and Order mandating that the Superior Court vacate its prior rulings or, in the alternative, show cause why such a mandate should not issue. Separately, plaintiffs filed with the Superior Court a motion for reconsideration of the court’s decision striking plaintiffs’ class allegations in this matter, which decision was unaffected by the action of the Court of Appeal. The Superior Court chose not to vacate its rulings in respect of the complaints, so the parties were ordered to prepare briefs to the Court of Appeal regarding the Superior Court’s order granting the Company’s demurrers. The Superior Court also chose not to change its ruling striking plaintiffs’ class allegations and the plaintiffs have appealed that decision to the Court of Appeal. Argument before the Court of Appeal regarding both the Writ of Mandate and the appeal of the class allegation issue took place in March 2005 and the Court of Appeal reserved judgment in the matter. The Company believes that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

In December 2002, a Brazilian subsidiary of the Company received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $77.0 at the exchange rate on March 31, 2005, plus penalties and accruing interest totaling approximately $140.0 at the exchange rate on March 31, 2005. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 78% of the total assessment, or $169.00 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $48.0) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $89.0 at the exchange rate on March 31, 2005 and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $192.0 at the exchange rate on March 31, 2005 and asserting the same theory of liability as in the December 2003 assessment. The Company is appealing that assessment. In the event that assessments are upheld in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company’s outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

Scheufler v. Estee Lauder, Inc., et al. is a purported class action commenced in February, 2005 in the Superior Court of California for the County of San Diego. The action names Avon and other defendants and seeks injunctive relief and restitution for alleged violations of the California Unfair Competition Law and the California False Advertising Law, and for negligent and intentional misrepresentation. The purported class includes individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect”. The Company has filed a demurer to the complaint asserting that the complaint does not state a viable cause of action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action will be vigorously contested.

Roqueta v. Avon Products, Inc., et al. is a purported class action commenced in April 2005 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The action seeks general damages, special damages and punitive damages for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and Florida statutes regarding misleading advertisements, and for negligent and fraudulent misrepresentation. The purported class includes “all persons who have purchased skin care products from the Defendant that have been falsely advertised to have an ‘anti-cellulite’ or cellulite reducing effect.” While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

action should not have a material adverse effect on the Consolidated Financial Statements. This action will be vigorously contested.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon’s management, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2005, should not have a material adverse effect on the Consolidated Financial Statements.

7. COMPREHENSIVE INCOME

	Three Months Ended March 31

Components of Comprehensive Income	2005		2004

Net income	$172.0		$148.1
Foreign currency translation adjustments	(41.8)		(16.8)
Change in unrealized gains from available-for-sale securities	.7		.1
Change in derivative gains (losses) on cash flow hedges	1.8		(3.2)

Comprehensive income	$132.7		$128.2

Cash flow hedges impacted other comprehensive loss as follows:

	Three Months Ended March 31

	2005		2004

Net losses on derivative instruments	$(6.0)		$(4.5)
Reclassification of net losses to earnings	7.8		1.3

Net impact to comprehensive income	$1.8	$	(3.2)

During the first quarter of 2005, we reclassified $2.2 of unrealized losses from accumulated other comprehensive loss to other expense, net, for declines in the fair values of investments in equity securities below their cost bases that were determined to be other-than-temporary. These equity securities are available to fund select benefit plan obligations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

8. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31

	2005		2004

		Operating		Operating
	Revenue	Profit	Revenue	Profit

North America
U.S.	$516.5	$76.7	$552.2	$90.3
Other*	78.2	5.6	71.6	5.7

Total	594.7	82.3	623.8	96.0

International
Europe	530.0	109.8	452.8	87.1
Latin America	477.2	98.3	434.9	87.9
Pacific	279.2	51.7	253.3	43.2

Total	1,286.4	259.8	1,141.0	218.2

Total from operations	1,881.1	342.1	1,764.8	314.2

Global and other	-	(81.6)	-	(84.8)

Total	$1,881.1	$260.5	$1,764.8	$229.4

*Includes Canada, Puerto Rico, Dominican Republic and Avon Salon and Spa.

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31

	2005	2004

Beauty*	$1,300.6	$1,203.6
Beauty Plus**	334.8	312.2
Beyond Beauty***	225.5	225.6

Net sales	1,860.9	1,741.4
Other revenue	20.2	23.4

Total revenue	$1,881.1	$1,764.8

*	Beauty includes cosmetics, fragrances, skin care and toiletries.
**	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
***	Beyond Beauty includes home products, gift and decorative products, candles and toys.
****	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

9. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended March 31

Components of Other Expense, net	2005	2004

Foreign exchange losses, net	$1.9	$2.0
Amortization of debt issue costs and other financing	2.0	1.7
Losses on available-for-sale securities	2.2	-
Other	(1.6)	(.5)

Other expense, net	$4.5	$3.2

10. SUBSEQUENT EVENT

In April 2005, income tax examinations were completed which will result in a payment to tax authorities of approximately $7.0 in the second quarter of 2005. We will recognize a benefit to the 2005 income tax provision of approximately $80.0 related to those examinations, which will significantly reduce the second quarter and full year effective tax rates.

AVON PRODUCTS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO 2004.

Consolidated

			Favorable
			(Unfavorable)
			%/Point
	2005	2004	Change

Revenue	$1,881.1	$1,764.8	7%
Cost of sales	698.2	666.2	(5)%
Marketing, distribution and administrative expenses	922.4	869.2	(6)%
Operating profit	260.5	229.4	14%
Interest expense	10.1	6.1	(66)%
Interest income	(7.8)	(4.5)	73%
Other expense, net	4.5	3.2	(41)%
Net income	172.0	148.1	16%
Diluted earnings per share	.36	.31	16%

Gross margin	62.9%	62.3%	.6
Marketing, distribution and administrative
expenses as a % of total revenue	49.0%	49.3%	.3
Operating margin	13.9%	13.0%	.9
Effective tax rate	31.5%	32.9%	1.4

Units sold			3%
Active Representatives			9%

Revenue

Revenue increased 7% in 2005. Revenue grew in every international segment supported by growth in active Representatives and the number of units sold. The strength in Avon’s international operations was partially offset by weakness in Avon U.S., where revenue declined. Foreign exchange contributed 3% to revenue growth driven primarily by the strength of the Euro, the Brazilian real and the Polish zloty as compared to the first quarter of 2004. The growth in active Representatives was partially due to an increase in the number of sales campaigns in the Philippines in the second quarter of 2004, which resulted in additional opportunities to order. The effect of the additional campaigns increased the consolidated active Representatives growth rate by 1%.

On a category basis, the 2005 increase in revenue was driven by increases in Beauty sales of 8% and Beauty Plus sales of 7%. Beyond Beauty sales were flat.

Gross Margin

Gross margin improved .6 point in 2005 due to increases in Latin America (1.6 points, which increased consolidated gross margin by .4 point) and Europe (.4 point, which increased consolidated gross margin by .1 point), partially offset by a decrease in North America (.5 point, which decreased consolidated gross margin by .2 point). Gross margin in Asia Pacific was flat. Gross margin also benefited from greater contributions from countries with higher gross margins (which increased consolidated gross margin by .3 point).

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Marketing, Distribution and Administrative Expenses

Marketing, distribution and administrative expenses increased $53.2 in 2005, primarily due to a 7% increase in revenue and an increase in consumer and strategic investments of $20.0 (including brochures and advertising).

As a percentage of total revenue, marketing, distribution and administrative expenses decreased .3 point in 2005 due to lower expense ratios in Europe (1.0 point, which reduced the consolidated ratio by .3 point) and Asia Pacific (1.4 points, which reduced the consolidated ratio by .2 point) and lower global expenses (which reduced the consolidated ratio by .5 point), partially offset by higher expense ratios in North America (1.0 point, which increased the consolidated ratio by .3 point) and Latin America (1.2 points, which increased the consolidated ratio by .3 point). Additionally, the consolidated expense ratio was negatively impacted by greater contributions from markets with higher expense ratios (which increased the consolidated ratio by .1 point).

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

Other Expense

Interest expense increased in 2005, mainly due to an increase in domestic interest rates. At March 31, 2005, we held interest rate swap agreements that effectively converted approximately 75% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income increased in 2005, primarily due to higher cash and cash equivalent balances invested offshore at higher interest rates during the first quarter of 2005.

Other expense increased in 2005, primarily due to a write-down of $2.2 in 2005 resulting from declines in the fair values of investments in equity securities below their cost bases. These declines were determined to be other-than-temporary based on various factors, including an analysis of the duration and the extent to which market values were below cost. These equity securities are available to fund select benefit plan obligations.

Effective Tax Rate

When comparing the effective tax rates in the first quarter of 2005 and 2004, the tax rate in 2005 was favorably impacted by cash management and tax strategies, which we began to implement in the second quarter of 2004, and by changes in the earnings mix and tax rates of international subsidiaries. These favorable impacts were partially offset by tax and interest refunds received during the first quarter of 2004, which reduced the 2004 effective rate by approximately 1.7 points.

In April 2005, income tax examinations were completed, which will result in a payment to tax authorities of approximately $7.0 in the second quarter of 2005. We will recognize a benefit to the 2005 income tax provision of approximately $80.0 related to those examinations, which will significantly reduce the second quarter and full year effective tax rates. During the remainder of 2005, a number of income tax returns are scheduled to close by statute and it is possible that other tax examinations may be completed. This may result in additional significant adjustments to the 2005 provision for income taxes.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Segment Review

North America

			%/Point Change

	2005	2004	US$	Local Currency

Revenue	$594.7	$623.8	(5)%	(6)%
Operating profit	82.3	96.0	(14)	(15)
Operating margin	13.8%	15.4%	(1.6)	(1.6)

Units sold				(8)%
Active Representatives				(1)%

Revenue for the U.S. business, which represents approximately 90% of the North American segment, decreased 6% while units and active Representatives declined 9% and 1%, respectively.

U.S. Beauty sales declined 10% due to:

  The impact of a weak external economic environment on our consumers, based upon our proprietary research findings;
  challenging comparisons to the first quarter of 2004, which had significant growth in skincare; and
  a larger-format brochure, with fewer pages and increased page density, which negatively impacted Beauty sales disproportionately to the other categories.

In the U.S., Beauty Plus sales increased 7%, and Beyond Beauty sales decreased 12% reflecting the planned mix shift in these two categories as part of the repositioning strategy.

The decrease in operating margin in North America was primarily driven by the U.S. business, mainly due to lower revenues.

Europe

			%/Point Change

	2005	2004	US$	Local Currency

Revenue	$530.0	$452.8	17%	10%
Operating profit	109.8	87.1	26	16
Operating margin	20.7%	19.2%	1.5	1.5

Units sold				6%
Active Representatives				13%

Revenue increased in 2005 reflecting growth in units and active Representatives, as well as favorable foreign exchange, with the following markets having the most significant impact:

  In Central and Eastern Europe, revenue increased significantly, reflecting strong growth in most markets in the cluster, most significantly in Russia. Russia continued to show significant revenue growth despite the impact on revenue of a longer-than-expected national holiday.
  In Turkey, the strong growth momentum from 2004 continued into the first quarter of 2005 as revenue increased significantly, driven by exceptional growth in active Representatives and units.
  These positive increases were partially offset by a revenue decline in the United Kingdom reflecting difficult year over year comparisons (2004 included the highly successful launch of Anew Clinical Line and Wrinkle Corrector, which favorably impacted sales in 2004). Additionally, higher interest rates and rising fuel costs negatively impacted disposable income in the United Kingdom.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

The increase in operating margin in Europe was most significantly impacted by the following:

  Operating margin was positively impacted by greater contributions from countries with higher operating margins (which increased segment margin by 1.3 points), primarily driven by sales growth in the high margin Central and Eastern Europe markets.
  Significant revenue growth in Central and Eastern Europe, as well as Turkey, exceeded expense growth reflecting leveraging of the regional operating infrastructure (which increased segment margin by .8 point).
  Continued value chain management in the Western European markets drove significant operating margin expansion (which increased segment margin by .4 point).
  Costs associated with the development of an enterprise resource planning system negatively impacted operating margin (which reduced segment margin by .8 point).

Latin America

			%/Point Change

	2005	2004	US$	Local Currency

Revenue	$477.2	$434.9	10%	8%
Operating profit	98.3	87.9	12%	11
Operating margin	20.6%	20.2%	.4	.4

Units sold				5%
Active Representatives				10%

Revenue increased in 2005 with increases in nearly all markets in the region, reflecting growth in active Representatives and units, as well as favorable foreign exchange, with the following markets having the most significant impact:

  In Brazil, revenue grew significantly, primarily driven by double-digit growth in units and active Representatives, as well as favorable foreign exchange. Additionally, revenue growth reflects higher sales growth in Beauty products.
  In Venezuela, revenue increased, mainly due to growth in active Representatives, partially offset by the negative impact of foreign exchange. Revenue also benefited from higher prices.
  In Mexico, revenue decreased, mainly due to the timing of the Easter holiday in the first quarter of 2005 rather than during the second quarter as it occurred in 2004, as well as lower sales in Beauty Plus.

The increase in operating margin in Latin America was most significantly impacted by the following markets:

  In Venezuela, operating margin increased (which increased segment margin by 1.0 point), mainly due to an improvement in gross margin resulting from a favorable mix of products sold and pricing above inflation.
  Additionally, the expense ratio was lower due to sales growth.
  In Mexico, operating margin decreased (which decreased segment margin by .7 point), primarily driven by an increase in the expense ratio reflecting lower sales, higher distribution costs, as well as increased spending for advertising and Representative programs. Additionally, operating margin was negatively impacted by a lower gross margin.

In February 2004, the Venezuelan government devalued the Venezuelan bolivar ("VEB") from 1598 to 1918 VEB for one U.S. dollar and maintained the foreign exchange restrictions that were implemented in 2003. The currency remained stable for the remainder of 2004 but, in February 2005, the Venezuelan government again devalued the official exchange rate to 2150 VEB for one U.S. dollar. The currency restrictions enacted by the Venezuelan government in 2003 continue to limit the ability of our subsidiary in Venezuela (“Avon Venezuela”) to conduct normal business operations and to obtain foreign currency at the official rate to pay for imported products. The lack of foreign currency has required Avon Venezuela to rely on parent company support in order to continue importing

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

a portion of its material for its operations. Avon Venezuela’s results of operations in U.S. dollars have been and are expected to continue to be negatively impacted until foreign currency is made readily available to importers. In spite of the difficulty in obtaining foreign currency for imports, in 2004, Avon Venezuela remitted dividends and royalties to its parent company at the official exchange rate.

We use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2004, Avon Venezuela’s revenue and operating profit represented approximately 2% and 4% of consolidated revenue and consolidated operating profit, respectively. The further devaluation of the Venezuelan bolivar may negatively impact Avon Venezuela’s 2005 results from operations in U.S. dollars.

Asia Pacific

			%/Point Change

	2005	2004	US$	Local Currency

Revenue	$279.2	$253.3	10%	8%
Operating profit	51.7	43.2	20	17
Operating margin	18.5%	17.1%	1.4	1.4

Units sold				16%
Active Representatives				12%

Revenue increased in 2005 reflecting growth in units and active Representatives, as well as favorable foreign exchange. The growth in active Representatives was partially due to an increase in the number of sales campaigns in the Philippines beginning in the second quarter of 2004, which resulted in additional opportunities to order and increased the active Representative growth in the region by 9%. Revenue growth in China drove the increase in the region, reflecting an increase in the number of and activity at the Beauty Boutiques, as well as consumer promotion programs such as advertising and sampling. Revenue in the region was also impacted by increases in the markets of Southeast Asia offset by a decline in revenue in Japan.

The increase in operating margin in Asia Pacific was most significantly impacted by the following:

  In China, operating margin increased (which increased segment margin by 1.5 points), primarily due to a lower expense ratio reflecting sales growth and general cost containment initiatives.
  Operating margin benefited from greater contributions from markets with higher margins (which increased segment margin by .4 point).
  In Japan, operating margin decreased (which decreased segment margin by .8 point), primarily due to higher expenses associated with customer acquisition programs.

In April 2005, the Chinese government approved Avon to proceed with a limited test of direct selling in the cities of Beijing and Tianjin and in the Guangdong Province. Direct selling was banned by the Chinese government in 1998, and we believe that a resumption of direct selling will have a positive impact on our results of operations on a long-term basis.

Global Expenses

Global expenses decreased $3.2 in 2005 primarily due to lower legal and professional service fees.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, commercial paper and borrowings under lines of credit. Management currently believes that cash from operations and available sources of financing are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other cash needs.

Cash Flows

Net Cash Used by Operating Activities

Net cash used by operating activities in 2005 was favorable to 2004 principally reflecting the following:

  higher net income (adjusted for non-cash items),
  a $68.7 federal tax audit settlement payment made in 2004, and favorable working capital levels in accounts receivable, principally reflecting an overall slower rate of sales growth in 2005 as compared to 2004.

These sources of cash were partially offset by the following:

  unfavorable working capital levels in inventories, primarily due to an increase of 3 days in 2005 versus 2004 and sales growth, and higher contributions of $31.0 to the U.S. and international pension plans in 2005 (approximately $95.0 in 2005 versus $64.0 in 2004).

Net Cash Used by Investing Activities

Net cash used by investing activities in 2005 was $10.0 higher than in 2004 resulting from lower proceeds from sales of investments and higher capital expenditures.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities in 2005 was $84.5 as compared to net cash used by financing activities in 2004 of $91.1, mainly driven by higher commercial paper borrowings and lower repurchases of common stock, partially offset by higher dividend payments and lower proceeds from stock option exercises.

We increased our dividend payments to $.165 per share in the first quarter of 2005 from $.14 per share in the same period of 2004.

Capital Resources

We maintain a $600.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of March 31, 2005.

We also maintain a $600.0 commercial paper program, which is supported by the credit facility. There was $179.7 outstanding under this program as of March 31, 2005.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At March 31, 2005 and December 31, 2004, we held interest rate swap agreements that effectively converted approximately 75% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Foreign Currency Risk

We operate globally, with operations in various locations around the world. We derive approximately 70% of our consolidated revenue and operating profit from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We may reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Additionally, certain of our subsidiaries held U.S. dollar denominated assets, primarily to minimize foreign-currency risk and provide liquidity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned”, “potential” and similar expressions may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

  general economic and business conditions in our markets, including social, economic and political uncertainties in Latin America, Asia Pacific and Central and Eastern Europe and the Middle East;
  our ability to implement our business, cash management and tax strategies and our Business Transformation initiatives;
  our ability to achieve anticipated cost savings and our profitability and growth targets, particularly in our largest markets;
  our ability to implement appropriate product mix and pricing strategies;
  the impact of changes in consumer spending patterns and preferences, particularly given the global nature of our business;
  our ability to replace lost sales attributable to the repositioning of the U.S. Beyond Beauty business;
  the impact of substantial currency fluctuations on the results of our foreign operations and the cost of sourcing foreign products and the success of our foreign currency hedging and risk management strategies;
  our ability to implement our Sales Leadership program globally, to increase Representative productivity and recruit Representatives;
  our ability to implement our enterprise resource planning project;
  the impact of possible pension funding obligations and increased pension expense on our cash flow and results of operations;
  the impact of stock option expense pursuant to Statement of Financial Accounting Standards No. 123(R);
  the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on us, our operations or our Representatives by foreign governments;
  our ability to successfully identify new business opportunities;
  our access to financing; and
  our ability to attract and retain key personnel and executives.

Additional information identifying such factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission. We undertake no obligation to update any such forward-looking statements.

Avon Products, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Control over Financial Reporting

In connection with the evaluation by our principal executive and principal financial officers of changes in internal control over financial reporting that occurred during our last fiscal quarter, no change in our internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROEEDS

	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximately Dollar Value of Shares that May Yet Be Purchased Under the Program

1/1/05 - 1/31/05	333,200	$40.53	333,200	$212,848
2/1/05 - 2/28/05	363,425	$43.61	359,081	$197,171
3/1/05 - 3/31/05	430,197	$42.00	403,500	$180,228

Total	1,126,822		1,095,781

(1) A portion of the Total Number of Shares Purchased, and all of the Total Number of Shares Purchased as Part of Publicly Announced Programs, consists of: (i) shares purchased in open-market transactions pursuant to Avon’s publicly announced share repurchase program, which was approved by our Board of Directors in September 2000, under which we may buy up to $1.0 billion of its outstanding stock over an approximate five-year period ending by December 2005; and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock-based obligations under our Deferred Compensation Plan.

(2) The balance of the Total Number of Shares Purchased consists of shares reacquired by us, outside of our publicly announced share repurchase program, through one or more of the following types of transactions or events: (i) shares of restricted stock that we reacquired from current and former employees in connection with tax payments or deferrals upon vesting of restricted stock grants under Avon’s 2000 Stock Incentive Plan; (ii) shares reacquired when employees or members of our Board of Directors use Avon stock to pay the exercise price of stock options; and (iii) shares purchased in open-market transactions by the Avon Products, Inc. Supplemental Executive Retirement Plan and Supplemental Life Plan Trust. We reacquired a total of 31,041 shares during the first quarter through the types of transactions and events described above.

(3) The calculation of Average Price Paid per Share excludes any shares of restricted stock that were forfeited and thus reacquired by us without any consideration from or payment by us.

ITEM 6. Exhibits.

10.1	Form of Revised U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s current Report on Form 8-K filed March 8, 2005)

10.2	Form of Revised U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s current Report on Form 8-K filed March 8, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	May 3, 2005	/s/ ROBERT J. CORTI

Robert J. Corti
Chief Financial Officer

Signed both on behalf of the
registrant and as principal
financial officer.