Form 10-Q
period 2005-06-30
AVON PRODUCTS INC
filed 2005-07-28
CIK 8868

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission file number 1-4881

AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	13-0544597
(State or other jurisdiction of Incorporation or organization)	(I.R.S.Employer Identification No.)

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

Yes   X     No   ___

The number of shares of Common Stock (par value $.25) outstanding at June 30, 2005 was 470,771,665.

	TABLE OF CONTENTS

		Page Numbers

	Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income
	Three Months Ended June 30, 2005 and June 30, 2004	3
	Six Months Ended June 30, 2005 and June 30, 2004	4

	Consolidated Balance Sheets
	June 30, 2005 and December 31, 2004	5

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2005 and June 30, 2004	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	Part II. Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	24-25

Item 6.	Exhibits	25

	Signature	26

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30

In millions, except per share data	2005	2004

Net sales	$1,963.9	$1,844.4
Other revenue	20.4	21.9

Total revenue	1,984.3	1,866.3
Costs, expenses and other:
Cost of sales	730.4	673.8
Marketing, distribution and administrative expenses	909.9	867.0

Operating profit	344.0	325.5

Interest expense	10.5	9.8
Interest income	(8.1)	(3.9)
Other expense, net	.8	4.1

Total other expenses	3.2	10.0

Income before taxes and minority interest	340.8	315.5
Income taxes	10.3	79.4

Income before minority interest	330.5	236.1
Minority interest	(1.9)	(3.8)

Net income	$328.6	$232.3

Earnings per share:
Basic	$.70	$.49
Diluted	$.69	$.49

Weighted-average shares outstanding:
Basic	471.45	472.27
Diluted	475.57	478.37

Cash dividends per common share	$.165	$.14

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30

In millions, except per share data	2005	2004

Net sales	$3,824.8	$3,585.8
Other revenue	40.6	45.3

Total revenue	3,865.4	3,631.1
Costs, expenses and other:
Cost of sales	1,428.6	1,340.0
Marketing, distribution and administrative expenses	1,832.3	1,736.2

Operating profit	604.5	554.9

Interest expense	20.6	15.9
Interest income	(15.9)	(8.4)
Other expense, net	5.3	7.3

Total other expenses	10.0	14.8

Income before taxes and minority interest	594.5	540.1
Income taxes	90.1	153.3

Income before minority interest	504.4	386.8
Minority interest	(3.8)	(6.4)

Net income	$500.6	$380.4

Earnings per share:
Basic	$1.06	$.81
Diluted	$1.05	$.80

Weighted-average shares outstanding:
Basic	471.70	472.03
Diluted	476.28	477.60

Cash dividends per common share	$.33	$.28

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30 2005	December 31 2004

Assets
Current Assets
Cash and cash equivalents	$880.1	$769.6
Accounts receivable, net	564.4	599.1
Inventories	841.5	740.5
Prepaid expenses and other	400.3	397.2

Total current assets	2,686.3	2,506.4

Property, plant and equipment, at cost	1,958.2	1,955.2
Less accumulated depreciation	(942.4)	(940.4)

	1,015.8	1,014.8
Other assets	624.0	626.9

Total assets	$4,326.1	$4,148.1

Liabilities and Shareholders' Equity
Current Liabilities
Debt maturing within one year	$286.8	$51.7
Accounts payable	474.5	490.1
Accrued compensation	128.0	164.5
Other accrued liabilities	362.8	360.1
Sales and taxes other than income	147.5	154.4
Income taxes	196.0	304.7

Total current liabilities	1,595.6	1,525.5

Long-term debt	865.9	866.3
Employee benefit plans	511.5	620.6
Deferred income taxes	11.1	12.1
Other liabilities	165.6	173.4

Total liabilities	$3,149.7	$3,197.9

Contingencies (Note 6)

Shareholders' equity
Common stock	182.8	182.2
Additional paid-in capital	1,417.4	1,356.8
Retained earnings	3,038.4	2,693.5
Accumulated other comprehensive loss	(724.0)	(679.5)
Treasury stock, at cost	(2,738.2)	(2,602.8)

Total shareholders' equity	1,176.4	950.2

Total liabilities and shareholders' equity	$4,326.1	$4,148.1

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

In millions	2005	2004

Cash Flows from Operating Activities
Net income	$500.6	$380.4
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	63.7	64.3
Provision for doubtful accounts	60.3	67.3
Provision for obsolescence	29.5	31.9
Amortization of debt discount	.8	.8
Foreign exchange losses	1.8	1.5
Deferred income taxes	3.0	(21.4)
Other	8.2	7.2
Changes in assets and liabilities:
Accounts receivable	(28.2)	(59.7)
Inventories	(147.4)	(109.0)
Prepaid expenses and other	(10.3)	(7.3)
Accounts payable and accrued liabilities	(47.9)	6.1
Income and other taxes	(112.7)	(57.3)
Noncurrent assets and liabilities	(87.8)	(76.8)

Net cash provided by operating activities	233.6	228.0

Cash Flows from Investing Activities
Capital expenditures	(86.6)	(81.2)
Disposal of assets	7.3	4.8
Purchases of investments	(40.9)	(20.8)
Proceeds from sale of investments	30.5	19.1
Other investing activities	(.6)	(46.4)

Net cash used by investing activities	(90.3)	(124.5)

Cash Flows from Financing Activities*
Cash dividends	(159.7)	(135.2)
Book overdrafts	(.3)	1.4
Debt, net (maturities of three months or less)	212.3	10.6
Proceeds from short-term debt	26.7	17.6
Repayment of short-term debt	(4.2)	(30.0)
Proceeds from exercise of stock options	55.2	82.0
Repurchase of common stock	(129.7)	(90.8)

Net cash provided (used) by financing activities	.3	(144.4)

Effect of exchange rate changes on cash and equivalents	(33.1)	(11.2)

Net increase (decrease) in cash and equivalents	110.5	(52.1)
Cash and equivalents at beginning of year	769.6	694.0

Cash and equivalents at end of period	$880.1	$641.9

*Non-cash financing activities in 2005 and 2004 included the change in fair market value of interest rate swap agreements of $2.4 and $25.1, respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States. We consistently applied the accounting policies described in our 2004 Annual Report on Form 10-K (“2004 Form 10-K”), which is available on our website (www.avoninvestor.com), in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2004 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

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

Recently Issued Accounting Standards

In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payments, which requires companies to expense the value of employee and director stock options and similar awards. Avon will adopt FAS 123(R) on January 1, 2006. We are reviewing the methodology for implementation, as well as the fair value model to be used for valuing share-based payments. If we applied the fair value recognition provisions of FAS No. 123, net income for the three- and six-months ended June 30, 2005 would have been lower by $8.3 and $15.3, respectively, and for the three- and six-months ended June 30, 2004 would have been lower by $6.5 and $13.3, respectively, using a Black-Scholes model (see Note 4, Stock-Based Compensation).

2. EARNINGS PER SHARE

	Three Months Ended June 30		Six Months Ended June 30

Components of Basic and Diluted Earnings per Share
(shares in millions)	2005	2004	2005	2004

Numerator:
Net income	$328.6	$232.3	$500.6	$380.4
Denominator:
Basic EPS weighted-average shares outstanding	471.45	472.27	471.70	472.03
Diluted effect of assumed conversion of stock options	4.12	6.10	4.58	5.57

Diluted EPS adjusted weighted-average shares
outstanding	475.57	478.37	476.28	477.60

Earnings per Share:
Basic EPS	$.70	$.49	$1.06	$.81
Diluted EPS	$.69	$.49	$1.05	$.80

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

At June 30, 2005 and 2004, we did not include stock options to purchase 7.0 million shares and .1 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

We purchased approximately 3.4 million shares of Avon common stock for $135.3 during the first six months of 2005, as compared to approximately 2.5 million shares of Avon common stock for $92.1 during the first six months of 2004 under our previously announced share repurchase program. At June 30, 2005, purchases of approximately 148,000 shares for $5.6 were not settled until July 2005. At June 30, 2004, purchases of approximately 28,000 shares for $1.3 were not settled until July 2004.

3. INVENTORIES

	June 30 2005	December 31 2004

Raw materials	$204.8	$183.2
Finished goods	636.7	557.3

Total	$841.5	$740.5

4. STOCK-BASED COMPENSATION

The effects on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123 were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net income, as reported	$328.6	$232.3	$500.6	$380.4
Add: Compensation expense recognized
for restricted stock, net of taxes	1.8	1.4	3.7	2.8
Less: Stock-based compensation expense determined
under FAS No. 123, net of taxes	(10.1)	(7.9)	(19.0)	(16.1)

Pro forma net income	$320.3	$225.8	$485.3	$367.1

Earnings per share:
Basic - as reported	$.70	$.49	$1.06	$.81
Basic - pro forma	$.68	$.48	$1.03	$.78
Diluted - as reported	$.69	$.49	$1.05	$.80
Diluted - pro forma	$.67	$.47	$1.02	$.77

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30

	Pension Benefits

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2005	2004	2005	2004	2005	2004

Service cost	$7.3	$6.5	$5.4	$4.6	$.5	$ .6
Interest cost	12.2	12.2	9.1	7.6	1.9	2.9
Expected return on plan assets	(13.3)	(13.0)	(7.2)	(6.2)	-	-
Amortization of transition liability	-	-	-	.1	-	-
Amortization of prior service cost	(.6)	(.1)	.4	.3	(1.2)	(1.2)
Amortization of actuarial losses	9.9	7.7	2.7	1.4	.1	.4

Net periodic benefit cost	$15.5	$13.3	$10.4	$7.8	$1.3	$2.7

	Six Months Ended June 30

	Pension Benefits

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2005	2004	2005	2004	2005	2004

Service cost	$14.9	$12.7	$10.9	$10.5	$1.2	$1.3
Interest cost	24.5	23.5	18.3	17.2	4.3	6.3
Expected return on plan assets	(25.9)	(25.6)	(14.5)	(14.0)	-	-
Amortization of transition liability	-	-	.1	.1	-	-
Amortization of prior service cost	(1.1)	(.2)	.7	.7	(2.5)	(2.6)
Amortization of actuarial losses	19.0	14.7	5.4	3.2	.4	.9

Net periodic benefit cost	$31.4	$25.1	$20.9	$17.7	$3.4	$5.9

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute approximately $85.0 and $37.0 to our U.S. and non-U.S. pension plans, respectively, in 2005. As of June 30, 2005, we had made approximately $110.0 and $22.0 of contributions to the U.S. and non-U.S plans, respectively. In the second half of 2005, we anticipate contributing an additional $5.0 and $19.0 to fund our U.S. and non-U.S. pension plans, respectively.

6. CONTINGENCIES

Avon has been a defendant in a class action suit commenced in 1991 on behalf of certain classes of holders of Avon’s Preferred Equity-Redemption Cumulative Stock (“PERCS”). Plaintiffs alleged various contract and securities law claims related to the PERCS (which were fully redeemed in 1991) and sought aggregate damages of approximately $145.0, plus interest. In March 2004 the United States District Court for the Southern District of New York rendered a decision in favor of Avon and dismissed the Consolidated Amended Class Action Complaint. The plaintiffs appealed the court’s decision to the United States Court of Appeals for the Second Circuit, and in February 2005 the Court of Appeals affirmed the decision of the District Court. The plaintiffs did not appeal the decision of the Court of Appeals.

Avon is a defendant in an action commenced in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of the Company’s former headquarters in New York City. Solow alleges that Avon misappropriated the name of its former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space over the term of the lease. A trial of this action took place in May 2005 and the judge reserved judgment in the matter. Plaintiff has moved to reopen the trial. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Avon Products Foundation, Inc. (the “Foundation”) is a defendant in an arbitration proceeding brought by Pallotta TeamWorks (“Pallotta”) in September 2002, before Judicial Arbitration and Mediation Services, Inc. Pallotta asserted claims arising out of the Foundation’s decision to use another party to conduct breast cancer fundraising events, and sought unspecified damages and attorneys’ fees. In July 2005 the arbitrator issued a Partial Final Award in this matter, awarding Pallotta $3.0 in net damages, after an offset for Foundation counterclaims. The arbitrator also instructed the parties to reach agreement on three outstanding issues: (i) pre-award interest; (ii) costs and attorney’s fees; and (iii) possible liabilities under Pallotta lease agreements. If the parties fail to reach agreement by September 15, 2005, the arbitrator has indicated that he will decide the outstanding matters. The Foundation is a registered 501(c)(3) charity and is a distinct entity from Avon Products, Inc., which is not a party to these proceedings. The Foundation will respond to the arbitrator’s instructions and will be responsible for payment of the partial award and any additional award determined to be due. At the conclusion of the proceedings, the Company will determine whether to make a contribution to the Foundation to cover all or part of the awards. While it is not possible to predict the outcome of litigation, management believes that these proceedings should not have a material adverse effect on the Consolidated Financial Statements of the Company.

Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. The Company filed demurrers to the original complaint and three subsequent amended complaints, asserting that they failed to state a cause of action. The Superior Court sustained the Company’s demurrers and dismissed plaintiffs’ causes of action except for the unjust enrichment claim of one plaintiff. The court also struck plaintiffs’ class allegations. Plaintiffs sought review of these decisions by the Court of Appeal of the State of California and, in May 2005, the Court of Appeal reinstated the dismissed causes of action and the class allegations. Avon has filed a Petition for Certiorari with the California Supreme Court seeking clarification of the standard for appellate court review of a trial court’s decision striking class allegations. The Company believes that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

In December 2002, a Brazilian subsidiary of the Company received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $88.0 at the exchange rate on June 30, 2005, plus penalties and accruing interest totaling approximately $160.0 at the exchange rate on June 30, 2005. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 78% of the total assessment, or $193.0 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $55.0) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $103.0 at the exchange rate on June 30, 2005, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $221.0 at the exchange rate on June 30, 2005, and asserting the same theory of liability as in the December 2003 assessment. The Company is appealing that assessment. In the event that assessments are upheld in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company’s outside counsel the likelihood that the assessments

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

Scheufler v. Estee Lauder, Inc., et al. is a purported class action commenced in February 2005 in the Superior Court of California for the County of San Diego. The action names Avon and other defendants and seeks injunctive relief and restitution for alleged violations of the California Unfair Competition Law and the California False Advertising Law, and for negligent and intentional misrepresentation. The purported class includes individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect”. The Company has filed a demurer to the complaint asserting that the complaint does not state a viable cause of action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

Roqueta v. Avon Products, Inc., et al. is a purported class action commenced in April 2005 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The action seeks general damages, special damages and punitive damages for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and Florida statutes regarding misleading advertisements, and for negligent and fraudulent misrepresentation. The purported class includes “all persons who have purchased skin care products from the Defendant that have been falsely advertised to have an ‘anti-cellulite’ or cellulite reducing effect.” The Company removed the action to the United States District Court for the Southern District of Florida and has moved to dismiss the complaint for failure to state a claim upon which relief can be granted. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon’s management, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2005, should not have a material adverse effect on the Consolidated Financial Statements.

7. COMPREHENSIVE INCOME
	Three Months Ended June 30		Six Months Ended June 30
Components of Comprehensive Income	2005	2004	2005	2004

Net income	$328.6	$232.3	$500.6	$380.4
Foreign currency translation adjustments	(5.0)	(5.0)	(46.8)	(21.8)
Net unrealized gain from available-for-sale securities	(1.2)	-	(.5)	.1
Net derivative gains on cash flow hedges	1.0	3.7	2.8	.5

Comprehensive income	$323.4	$231.0	$456.1	$359.2

Cash flow hedges impacted other comprehensive loss as follows:
	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net losses on derivative instruments	(8.7)	$2.3	(16.0)	$(2.2)
Reclassification of net losses to earnings	9.7	1.4	18.8	2.7

Net impact to comprehensive income	$1.0	$3.7	$2.8	$.5

During the first quarter of 2005, we reclassified $2.2 of unrealized losses from accumulated other comprehensive loss to other expense, net, for declines in the fair values of investments in equity securities below their cost bases that were determined to be other-than-temporary. These equity securities are available to fund select benefit plan obligations. During the second quarter of 2005, we reclassified a gain of $4.9 from accumulated other comprehensive loss to other expense, net, upon the sale of investments in equity securities.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

8. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30

	2005		2004

		Operating		Operating
	Revenue	Profit	Revenue	Profit

North America
U.S.	$527.6	$98.3	$560.6	$114.8
Other*	90.2	11.7	80.4	10.3

Total	617.8	110.0	641.0	125.1

International
Europe	543.8	121.8	486.5	111.2
Latin America	560.3	140.0	477.0	123.6
Asia Pacific	262.4	37.6	261.8	48.7

Total	1,366.5	299.4	1,225.3	283.5

Total from operations	1,984.3	409.4	1,866.3	408.6

Global and other	-	(65.4)	-	(83.1)

Total	$1,984.3	$344.0	$1,866.3	$325.5

	Six Months Ended June 30

	2005		2004

		Operating		Operating
	Revenue	Profit	Revenue	Profit

North America
U.S.	$1,044.1	$175.0	$1,112.8	$205.1
Other*	168.3	17.3	152.1	16.0

Total	1,212.4	192.3	1,264.9	221.1

International
Europe	1,073.9	231.6	939.4	198.3
Latin America	1,037.5	238.3	911.8	211.5
Asia Pacific	541.6	89.3	515.0	91.9

Total	2,653.0	559.2	2,366.2	501.7

Total from operations	3,865.4	751.5	3,631.1	722.8

Global and other	-	(147.0)	-	(167.9)

Total	$3,865.4	$604.5	$3,631.1	$554.9

*Includes Canada, Puerto Rico, Dominican Republic and Avon Salon and Spa.

AVON PRODUCTS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

 Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Beauty*	$1,389.2	$1,298.3	$2,690.1	$2,502.0
Beauty Plus**	355.7	335.6	690.3	647.8
Beyond Beauty***	219.0	210.5	444.4	436.0

Net sales	1,963.9	1,844.4	3,824.8	3,585.8
Other revenue****	20.4	21.9	40.6	45.3

Total revenue	$1,984.3	$1,866.3	$3,865.4	$3,631.1

      *Beauty includes cosmetics, fragrances, skin care and toiletries.
     **Beauty Plus includes fashion jewelry, watches, apparel and accessories.
  ***Beyond Beauty includes home products, gift and decorative products, candles and toys.
****Other primarily includes shipping and handling fees billed to Representatives.

9. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended June		Six Months Ended June

Components of Other Expense, net	2005	2004	2005	2004

Foreign exchange losses, net	$3.9	$2.7	$5.8	$4.7
Amortization of debt issue costs and other financing	1.6	1.6	3.6	3.3
Net gains on available-for-sale securities, net	(4.9)	-	(2.7)	-
Other	.2	(.2)	(1.4)	(.7)

Other expense, net	$.8	$4.1	$5.3	$7.3

10. TAXES

The effective tax rate for the three- and six-months ending June 30, 2005, was 3.0% and 15.2%, respectively, compared to rates of 25.2% and 28.4%, respectively, for the same periods of 2004. The effective tax rates were lower in the three- and six-month periods ending June 30, 2005, primarily due to the effects of the completion of tax examinations as well as the closure of a tax year by expiration of the statute of limitations, which occurred during the second quarter of 2005, net of related adjustments, which lowered the income tax provision by approximately $99.6 in both periods. During the remainder of 2005, other income tax returns are scheduled to close by statute and it is possible that other tax examinations may be completed. This may result in additional significant adjustments to the 2005 provision for income taxes.

The effective tax rates during the three- and six-month periods ending June 30, 2004, were positively impacted by cash management and tax strategies that reduced the income tax provision by approximately $13.3 in both periods, as a result of the one-time reversal of previously recorded deferred taxes in connection with the decision to permanently reinvest foreign earnings offshore. In addition, tax audit settlements, the filing of an amended tax return resulting in an adjustment in foreign tax credits and first quarter refunds of tax and interest further reduced the income tax provision by approximately $11.5 and $15.3 in the three- and six-month periods, respectively.

Avon Products, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
 (Dollars in millions, except per share data)

OVERVIEW

Avon is a global manufacturer and marketer of beauty and related products. Avon’s business is conducted worldwide, primarily in the direct selling channel. The Company’s reportable segments are based on geographic operations in four regions: North America, Latin America, Europe and Asia Pacific. Product categories include Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products.

The Company views the geographic diversity of its businesses as a strategic advantage. In developed markets, such as the United States, the Company seeks to achieve steady, profitable growth, while in developing and emerging markets it has higher growth targets. In the U.S., 2005 revenues and profit are expected to decline. The U.S. business has been addressing competitive issues in the Beauty category. It has also been repositioning its business with a planned mix shift between the Beauty Plus and Beyond Beauty categories, including an exit of the toy business. Beauty related initiatives and the repositioning of Beauty Plus and Beyond Beauty are expected, over time, to restore the U.S. business to profitable growth. Internationally, the Company has a strong and growing business in Latin America, Europe and Asia, with high growth opportunities in Central and Eastern Europe, particularly in Russia, and in Asia, particularly in China. In the second quarter of 2005 the Company experienced a moderation of the growth in Central and Eastern Europe and flat revenues and a decline in profits in Asia, but longer term those markets are expected to be substantial contributors to the Company’s growth.

The Company’s strategic initiatives include a focus on Beauty brands as a key driver of sales growth, as well as new product lines such as Health and Wellness products and mark, a brand developed for the teen market. Growth is also expected from further expansion of Sales Leadership, a career earnings opportunity for Avon Representatives, and expansion into new markets and new geographies within markets.

To enable the Company’s growth initiatives the Company will be: (i) continuing to implement its Business Transformation programs, including enterprise resource planning, to drive efficiencies across the Company’s supply chain, marketing processes, sales model and organizational structure; (ii) increasing levels of consumer and strategic investment across the Company’s markets in the second half of 2005; and (iii) engaging in a thoughtful trade-off between revenue growth and margin, including the evaluation of the Company’s enterprise expense base, as it reviews its long term targets.

AVON PRODUCTS, INC.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO 2004

Consolidated

	Three Months Ended June 30			Six Months Ended June 30

	2005	2004	Favorable (Unfavorable) %/Point Change	2005	2004	Favorable (Unfavorable) %/Point Change

Total revenue	$1,984.3	$1,866.3	6%	$3,865.4	$3,631.1	6%
Cost of sales	730.4	673.8	(8)%	1,428.6	1,340.0	(7)%
Marketing, distribution and
administrative expenses	909.9	867.0	(5)%	1,832.3	1,736.2	(5)%
Operating profit	344.0	325.5	6%	604.5	554.9	9%
Interest expense	10.5	9.8	(7)%	20.6	15.9	(30)%
Interest income	(8.1)	(3.9)	108%	(15.9)	(8.4)	89%
Other expense, net	.8	4.1	80%	5.3	7.3	27%
Provision for income taxes	10.3	79.4	87%	90.1	153.3	41%
Net income	328.6	232.3	41%	500.6	380.4	32%
Diluted earnings per share	.69	.49	41%	1.05	.80	31%

Gross margin	63.2%	63.9%	(.7)	63.0%	63.1%	(.1)
Marketing, distribution and
administrative expenses as
a % of total revenue	45.9%	46.5%	.6	47.4%	47.8%	.4
Operating margin	17.3%	17.4%	(.1)	15.6%	15.3%	.3
Effective tax rate	3.0%	25.2%	22.2	15.2%	28.4%	13.2

Units Sold			2%			3%
Active Representatives			6%			8%

Revenue grew in our Europe and Latin America segments in both periods, while revenue in our Asia Pacific segment was relatively flat for the three-month period and increased during the six-month period. Revenue for our U.S. business declined in both periods. Foreign exchange contributed 4% and 3% to revenue growth in the three- and six-month periods, respectively, driven primarily by the strength of the Euro, the Brazilian real and the Polish zloty as compared to the same periods of 2004.

On a category basis, the 2005 increase in revenue during the three- and six-month periods was driven by increases in Beauty sales of 7% and 8%, respectively, Beauty Plus sales of 6% and 7%, respectively, and Beyond Beauty sales of 4% and 2%, respectively.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in millions, except per share data)

Gross Margin

Gross margin decreased .7 and .1 points in the three-and six-month periods of 2005, respectively, mainly due to a decline in our U.S. business gross margin, which was attributable primarily to unfavorable product mix, a decline in revenues and higher supply chain costs. The decline in the U.S. was partially offset by an increase in gross margin in our Latin American segment driven primarily by volume and supply chain efficiencies.

Gross margin was impacted by the segments, as follows:
	Three Months Ended June 30		Six Months Ended June 30

	Increase (Decrease) Gross Margin	Weighted Impact on Avon	Increase (Decrease) Gross Margin	Weighted Impact on Avon

North America	(2.1)	(.7)	(1.3)	(.4)
Europe	(.3)	(.1)	.1	.1
Latin America	.4	.1	1.0	.3
Asia Pacific	(.4)	(.1)	(.2)	(.1)
Impact of revenue mix	N/A	.1	N/A	-

Consolidated decrease		(.7)		(.1)

Marketing, Distribution and Administrative Expenses

Marketing, distribution and administrative expenses increased $42.9 in the three-month period in 2005, primarily due to a 6% increase in revenue, an increase in consumer and strategic investments (including brochures and advertising) of $19.0 and higher pension expense of $4.5, partially offset by lower global and other expenses of $17.7 that resulted primarily from the reversal of accruals for 2005 performance-based compensation plans.

Marketing, distribution and administrative expenses increased $96.1 in the six-month period in 2005, primarily due to a 6% increase in revenue, an increase in consumer and strategic investments (including brochures and advertising) of $39.0 and higher pension expense of $9.5, partially offset by lower global and other expenses of $20.9 that resulted primarily from the reversal of accruals for 2005 performance-based compensation plans.

As a percentage of total revenue, marketing, distribution and administrative expenses decreased .6 and .4 points in the three- and six-month periods of 2005, respectively, due to the following:

	Three Months Ended June 30		Six Months Ended June 30

	Increase (Decrease) Expense Ratio	Weighted Impact on Avon	Increase (Decrease) Expense Ratio	Weighted Impact on Avon

North America	(.4)	(.1)	.3	.1
Europe	.2	.1	(.4)	(.1)
Latin America	1.3	.4	1.2	.3
Asia Pacific	3.8	.5	1.2	.2
Global Expenses	N/A	(1.3)	N/A	(.9)
Impact of revenue mix	N/A	(.2)	N/A	-

Consolidated decrease		(.6)		(.4)

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

AVON PRODUCTS, INC.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in millions, except per share data)

Other Expense

Interest expense increased in the three- and six- month periods of 2005, mainly due to an increase in domestic interest rates. At June 30, 2005, we held interest rate swap agreements that effectively converted approximately 64% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income increased in the three- and six- month periods of 2005, primarily due to higher cash and cash equivalent balances invested offshore at higher interest rates.

Other expense, net decreased in the three- and six-month period primarily due to the recognition of a $4.9 gain on the sale of investments in equity securities during the second quarter of 2005. For the six-month period, this realized gain on equity securities was partially offset by a write-down of $2.2 in the first quarter of 2005 resulting from declines in the fair values of investments in equity securities below their cost bases. These declines were determined to be other-than-temporary based on various factors, including an analysis of the duration and the extent to which market values were below cost. We maintain a portfolio of equity securities that are available to fund select benefit plan obligations.

Effective Tax Rate

The effective tax rate for the three- and six-months ending June 30, 2005, was 3.0% and 15.2%, respectively, compared to rates of 25.2% and 28.4%, respectively, for the same periods of 2004. The effective tax rates were lower in the three- and six-month periods ending June 30, 2005, primarily due to the effects of the completion of tax examinations as well as the closure of a tax year by expiration of the statute of limitations, which occurred during the second quarter of 2005, net of related adjustments, which lowered the income tax provision by approximately $99.6 in both periods. During the remainder of 2005, other income tax returns are scheduled to close by statute and it is possible that other tax examinations may be completed. This may result in additional significant adjustments to the 2005 provision for income taxes. In the absence of these and other adjustments, the effective tax rate for the remainder of 2005 is expected to be in the range of 32%.

The effective tax rates during the three- and six-month periods ending June 30, 2004, were positively impacted by cash management and tax strategies that reduced the income tax provision by approximately $13.3 in both periods, as a result of the one-time reversal of previously recorded deferred taxes in connection with the decision to permanently reinvest foreign earnings offshore. In addition, tax audit settlements, the filing of an amended tax return resulting in an adjustment in foreign tax credits and first quarter refunds of tax and interest further reduced the income tax provision by approximately $11.5 and $15.3 in the three- and six-month periods, respectively. The cash management and tax strategies implemented during the second quarter of 2004 have and are expected to continue to result in cash management efficiencies and ongoing tax savings.

Segment Review

North America
	Three Months Ended June 30				Six Months Ended June 30

			%/Point Change				%/Point Change

	2005	2004	US$	Local Currency	2005	2004	US$	Local Currency

Total revenue	$617.8	$641.0	(4)%	(5)%	$1,212.4	$1,264.9	(4)%	(5)%
Operating profit	110.0	125.1	(12)%	(13)%	192.3	221.1	(13)%	(14)%
Operating margin	17.8%	19.5%	(1.7)	(1.7)	15.9%	17.5%	(1.6)	(1.6)

Units sold				(10)%				(9)%
Active Representatives				(2)%				(2)%

Revenue for the U.S. business, which represents approximately 85% of the North American segment, decreased 6% in both the three- and six-month periods of 2005, reflecting decreases in units sold and active Representatives and ongoing, planned category repositioning.

U.S. Beauty sales declined 11% and 10% in the three- and six-month periods of 2005, respectively, due to lower customer purchase frequency and increased competitive intensity.

AVON PRODUCTS, INC.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in millions, except per share data)

In the U.S., Beauty Plus sales increased 5% and 6%, respectively, and Beyond Beauty sales decreased 4% and 8%, respectively, reflecting the planned mix shift in these two categories as part of the repositioning strategy. The U.S. business exited the toy category during 2005.

North American operating margin declined in both periods primarily due to a decline in U.S. gross margin. The U.S. gross margin decline in both periods was attributable primarily to an unfavorable product mix, the revenue decline and higher supply chain costs. The decline in operating margin in the three-month period was partially offset by a lower expense ratio resulting from lower advertising, as well as lower accruals for performance-based compensation plans.

Europe
	Three Months Ended June 30				Six Months Ended June 30

			%/Point Change				%/Point Change

	2005	2004	US$	Local Currency	2005	2004	US$	Local Currency

Total revenue	$543.8	$486.5	12%	6%	$1,073.9	$939.4	14%	8%
Operating profit	121.8	111.2	10%	3%	231.6	198.3	17	9%
Operating margin	22.4%	22.9%	(0.5)	(0.6)	21.6%	21.1%	0.5	0.2

Units sold				10%				8%
Active
Representatives				9%				11%

Despite deterioration in consumer confidence in many markets and an increase in competition in most markets, revenue increased in both periods of 2005 reflecting growth in units sold and active Representatives, as well as favorable foreign exchange.

•	In Central and Eastern Europe, revenue grew 16% and 22% (which increased segment revenue by 8% and 11%, respectively) during the three- and six-month periods, respectively, driven by Russia where revenues grew 17% and 21% during the three- and six-month periods, respectively. In Russia, revenue growth was tempered during the second quarter as compared to the first quarter of 2005 by the underperformance of several key product offers, increased competition and delayed expansion into new geographies within Russia.
•	Turkey continued to grow revenues significantly, driven by high growth in both active Representatives and units sold.
•	Revenue decreased in the United Kingdom in both periods, reflecting challenging comparisons to the prior year and an economy adversely impacted by higher interest rates and rising fuel costs. The impact of this sales decline was partially mitigated by favorable foreign exchange.

Operating margin in the three-month period declined due to a decline in gross margin of .3 points and an increase in the expense ratio of .2 points. The decline in gross margin was primarily related to the start-up of our new Russia manufacturing facility at less than full capacity. The higher expense ratio reflects additional consumer and strategic investments in 2005. The strong operating margin performance in the first quarter resulted in an increase for the six-month period increased in total.

•	In Central and Eastern Europe, operating margin declined in both periods (which reduced segment margin by 1.5 and .7 points, respectively), primarily due to a decline in Russia reflecting increased investments in advertising, coupled with required investments in infrastructure (information technology and supply chain to support our coverage and expansion plans into the Asian areas of the Country).
•	In Western Europe, operating margin declined during the second quarter (which decreased segment margin by .3 points) mainly due to the United Kingdom, reflecting the negative impact on profitability from the decline in revenues compared to the prior year. Operating margin was flat during the six-month period (which had no impact

AVON PRODUCTS, INC.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in millions, except per share data)

on segment margin) as the second quarter decline was offset by value chain management improvements during the first quarter of 2005.
•	Costs associated with the development of an enterprise resource planning system negatively impacted operating margin (which reduced segment margin by .7 points in both periods).
•	Operating margin in both periods was positively impacted by greater contributions from countries with higher operating margins (which increased segment margin by .6 and .9 points, respectively), primarily driven by revenue growth in the high margin Central and Eastern Europe markets.
•	Operating margin in both periods was also positively impacted by significant revenue growth in the markets in the Middle East and Africa, most significantly in Turkey (which increased segment margin by .8 and .6 points, respectively).

Latin America
	Three Months Ended June 30				Six Months Ended June 30

			%/Point Change				%/Point Change

	2005	2004	US$	Local Currency	2005	2004	US$	Local Currency

Total revenue	$560.3	$477.0	17%	10%	$1,037.5	$911.8	14%	9%
Operating profit	140.0	123.6	13%	7%	238.3	211.5	13%	9%
Operating margin	25.0%	25.9%	(.9)	(0.7)	23.0%	23.2%	(.2)	(.1)

Units sold				9%				7%
Active
Representatives				9%				10%

Revenue increased in both periods of 2005 with increases in nearly all markets in the region, reflecting growth in units sold and active Representatives, as well as favorable foreign exchange, with the following markets having the most significant impact:

•	In Brazil, revenue grew significantly in both periods, primarily driven by growth in units sold and active Representatives, as well as favorable foreign exchange. Additionally, revenue growth reflected new product launches which were supported by consumer and field incentive programs.
•	In Venezuela, revenue increased in both periods, mainly due to growth in units sold and active Representatives, partially offset by the negative impact of foreign exchange. Revenue also benefited from higher prices and consumer incentive programs.
•	In Mexico, revenue was flat in the second quarter, as increased Beauty sales were offset by a decrease in non- Beauty sales. Excluding the impacts of foreign currency exchange in both periods, revenue was down due to the declines in non-Beauty sales.

Latin America operating margin declined in both periods due to unfavorable expense ratios of 1.3 and 1.2 points, respectively, partially offset by an improvement in gross margin of .4 and 1.0 points, respectively. The gross margin improvements were primarily driven by volume and supply chain efficiencies.

•	In Mexico, operating margin decreased in both periods (which decreased segment margin by 1.1 and .9 points), primarily driven by a lower gross margin resulting primarily from pricing investments, as well as a higher expense ratio due to increased consumer related investments.
•	In Brazil, operating margin increased in both periods (which increased segment margin by .3 and .4 points). Gross margin improvements, driven by supply chain efforts and lower returns, drove the operating margin improvement.
•	In Venezuela, operating margin increased in both periods (which increased segment margin by .1 and .5 points), mainly due to a lower expense ratio reflecting sales growth.

AVON PRODUCTS, INC.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in millions, except per share data)

In February 2004, the Venezuelan government devalued the Venezuelan bolivar ("VEB") from 1598 to 1918 VEB for one U.S. dollar and maintained the foreign exchange restrictions that were implemented in 2003. The currency remained stable for the remainder of 2004 but, in February 2005, the Venezuelan government again devalued the official exchange rate to 2150 VEB for one U.S. dollar. The currency restrictions enacted by the Venezuelan government in 2003 continue to limit the ability of our subsidiary in Venezuela (“Avon Venezuela”) to conduct normal business operations and to obtain foreign currency at the official rate to pay for imported products. The lack of foreign currency has required Avon Venezuela to rely on parent company support in order to continue importing a portion of its material for its operations. Avon Venezuela’s results of operations in U.S. dollars have been and are expected to continue to be negatively impacted until foreign currency is made readily available to importers. In spite of the difficulty in obtaining foreign currency for imports, in 2004, Avon Venezuela remitted dividends and royalties to its parent company at the official exchange rate.

We use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2004, Avon Venezuela’s revenue and operating profit represented approximately 2% and 4% of consolidated revenue and consolidated operating profit, respectively. A further devaluation of the Venezuelan bolivar may negatively impact Avon Venezuela’s 2005 results from operations in U.S. dollars.

Asia Pacific
	Three Months Ended June 30				Six Months Ended June 30

			%/Point Change				%/Point Change

	2005	2004	US$	Local Currency	2005	2004	US$	Local Currency

Total revenue	$262.4	$261.8	0%	(2)%	$541.6	$515.0	5%	3%
Operating profit	37.6	48.7	(23)%	(26)%	89.3	91.9	(3)%	(6)%
Operating margin	14.3%	18.6%	(4.3)	(4.5)	16.5%	17.8%	(1.4)	(1.5)

Units sold				(7)%				4%
Active
Representatives				4%				8%

Revenue in the second quarter of 2005 was impacted by a 19% decline in China, as compared to a 37% increase in the first quarter of 2005 and a 43% increase in the first six months of 2004 as compared to 2003. In April 2005, the Chinese government approved Avon to proceed with a limited test of direct selling in the cities of Beijing and Tianjin and in the Guangdong Province. We are waiting for final approval of direct selling regulations by the Chinese government. During the second quarter of 2005, the Company's Beauty Boutique owners significantly reduced the average size of their orders in what appeared to be an expression of uncertainty regarding their future earnings opportunities within the direct selling model defined by the Chinese government's new regulations.

Revenue in both periods benefited from the favorable impact of foreign exchange. The growth in active Representatives during the six-month period was partially due to an increase in the number of sales campaigns in the Philippines beginning in the second quarter of 2004, which resulted in additional opportunities to order and increased the active Representative growth in the region for the six month period by 4%.

Asia Pacific operating margin declined primarily due to an unfavorable expense ratio of 3.8 and 1.2 points, respectively. Operating margin in the three-month period was also impacted by a decline in gross margin of .4 point due primarily to an unfavorable mix of products sold and increased product obsolescence.

•	In China, operating margin decreased in both periods (which decreased segment margin by 3.4 and .9 points, respectively). Lower revenues during the second quarter, incremental investments associated with the implementation of direct selling and higher advertising drove the decline in operating margin for both periods.
•	In Japan, operating margin decreased in both periods (which decreased segment margin by .4 and .6 points, respectively), primarily due to declines in revenue.

AVON PRODUCTS, INC.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in millions, except per share data)

Global Expenses

Global expenses decreased $17.7 and $20.9 in the three- and six-month periods of 2005, respectively, primarily due to lower accruals for performance-based compensation plans, as well as the adjustment of previously recorded performance-based compensation, and lower legal costs due to the settlement of a lawsuit in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, commercial paper and borrowings under lines of credit. Management currently believes that cash from operations and available sources of public and private financing are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program, possible acquisitions and other cash needs.

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2005 was $5.6 favorable to 2004 principally reflecting the following:

  higher net income (adjusted for non-cash items);
  income tax audit settlement payments made in 2004 of $70.1, as compared to payments of $9.0 during 2005; and
  favorable working capital levels in accounts receivable, principally reflecting an overall slower rate of sales growth in 2005 as compared to 2004.

These favorable impacts to operating cash flow were partially offset by:

  unfavorable working capital levels in inventories, primarily due to lower than anticipated sales growth; and
  higher contributions of approximately $14.0 to the U.S. and international pension plans in 2005 (approximately $132.0 in 2005 versus $118.0 in 2004).

Net Cash Used by Investing Activities

Net cash used by investing activities in 2005 was $34.2 lower than in 2004 resulting primarily from the 2004 purchase of a portion of the ownership interest in our subsidiary in China that was not previously owned.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities in 2005 was $.3 as compared to net cash used by financing activities in 2004 of $144.4, mainly driven by higher commercial paper borrowings, partially offset by higher repurchases of common stock, higher dividend payments and lower proceeds from stock option exercises.

We increased our annual dividend payments to $.66 per share in 2005 from $.56 per share 2004.

Capital Resources

We maintain a $600.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of June 30, 2005.

We also maintain a $600.0 commercial paper program, which is supported by the credit facility. There was $227.0 outstanding under this program as of June 30, 2005.

AVON PRODUCTS, INC.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At June 30, 2005, and December 31, 2004, we held interest rate swap agreements that effectively converted approximately 64% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

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

  general economic and business conditions in our markets, including social, economic, political and competitive uncertainties in Latin America, Asia Pacific, Central and Eastern Europe and the Middle East;
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
  our ability to successfully transition our business in China from a retail model to a direct selling model;
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

AVON PRODUCTS, INC.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in millions, except per share data)

Additional information identifying such factors is contained in our 2004 Form 10-K for the year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission. We undertake no obligation to update any such forward-looking statements.

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

Avon Products, Inc

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

4/1/05-4/30/05	411,374	$41.85	411,374	$163,011
5/1/05-5/31/05	1,052,000	$39.42	1,052,000	$121,544
6/1/05-6/30/05	765,247	$38.20	764,900	$92,326

Total	2,228,621		2,228,274

(1) A portion of the Total Number of Shares Purchased, and all of the Total Number of Shares Purchased as Part of Publicly Announced Programs, consists of: (i) shares purchased in open-market transactions pursuant to Avon’s publicly announced share repurchase program, which was approved by our Board of Directors in September 2000, under which we may buy up to $1.0 billion of our outstanding stock over an approximate five-year period ending by December 2005; and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock-based obligations under our Deferred Compensation Plan. In January 2005, the Board of Directors approved a new share repurchase program, which will commence on the earlier of January 1, 2006 or the date on which the current share repurchase program is completed. Under this publicly announced share repurchase program, we will be able to buy up to $1.0 billion of our outstanding common stock over an approximate five-year period ending by December 31, 2010.
(2) The balance of the Total Number of Shares Purchased consists of shares reacquired by us, outside of our publicly announced share repurchase program, through one or more of the following types of transactions or events: (i) shares of restricted stock that we reacquired from current and former employees in connection with tax payments or deferrals upon vesting of restricted stock grants under Avon’s 2000 Stock Incentive Plan; (ii) shares reacquired when employees or members of our Board of Directors use Avon stock to pay the exercise price of stock options; and (iii) shares purchased in open-market transactions by the Avon Products, Inc. Supplemental Executive Retirement Plan and Supplemental Life Plan Trust. We reacquired a total of 347 shares during the second quarter through the types of transactions and events described above.
(3) The calculation of Average Price Paid per Share excludes any shares of restricted stock that were forfeited and thus reacquired by us without any consideration from or payment by us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	At the annual meeting of shareholders of Avon, held on May 5, 2005, the matters described under (c) below were voted upon.

(b)	Directors elected at the Annual Meeting for a three-year term expiring 2008: Fred Hassan, Ann S. Moore and Lawrence A. Weinbach.

Directors continuing to serve after the annual meeting are as follows:

Directors whose term expires in 2006:
W. Don Cornwell, Stanley C. Gault, Andrea Jung and Paula Stern.

Directors whose term expires in 2007:
Edward T. Fogarty, Susan J. Kropf and Maria Elena Lagomasino.

(c) Annual meeting votes:

		Against or		Broker
	For	Withheld	Abstain	Non-Votes

(1) To elect the following Directors to
three-year terms expiring in 2008:
Fred Hassan	409,204,505	5,195,936	-	-
Ann S. Moore	390,166,529	24,233,912	-	-
Lawrence A. Weinbach	410,927,245	3,473,196	-	-

(2) To ratify the appointment of
PricewaterhouseCoopers LLP as
Avon's independent accountants for
2005	399,124,856	10,433,024	4,842,561	-

(3) Shareholder proposal to amend
Avon's Restated Certification of
Incorporation and By-Laws to
eliminate the classification of the
Board of Directors	408,224,937	3,384,844	2,790,660	-

(4) To approve the Avon Products,
Inc. 2005 Stock Incentive Plan	294,282,490	83,718,683	5,193,487	31,205,781

(5) A shareholder proposal requesting
report on breast cancer fundraising
and grant distribution	22,478,245	326,216,368	34,500,047	31,205,781

(6) A shareholder proposal requesting
global reformulation of Avon products	16,451,915	327,411,491	39,331,254	31,205,781

As a result of the amendments to our Restated Certificate of Incorporation and By-Laws, approved by the votes in (c)(3) above, all directors have agreed to tender their resignation in connection with our Annual Meeting in 2006 and stand for re-election annually for one-year terms beginning at our Annual Meeting in 2006.

ITEM 6. EXHIBITS

See Exhibit Index

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
------------------------------------
(Registrant)

Date:	July 28, 2005	/s/ Kevin W. Byrne
------------------------------------
Kevin W. Byrne
Vice President and Controller

Signed both on behalf of the
registrant and as chief accounting officer.

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Avon Products, Inc., dated as of June 3, 2005
3(ii)	By-Laws of Avon Products, Inc., dated as of May 5, 2005
10.1	Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Appendix G to Avon’s Definitive Proxy Statement filed on March 28, 2005 in connection with its 2005 Annual Meeting of Shareholders)
10.2	Third Amendment to the Restated Avon Products, Inc. Compensation Plan for Non- Employee Directors, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on May 11, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002