Form 10-Q
period 2005-09-30
AVON PRODUCTS INC
filed 2005-10-28
CIK 8868

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes X           No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities
Exchange Act of 1934).

Yes ___        No X

The number of shares of Common Stock (par value $.25) outstanding at September 30, 2005 was 458,391,668.

	TABLE OF CONTENTS
		Page
		Numbers
	Part I. Financial Information
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income
	Three Months Ended September 30, 2005 and September 30, 2004	3
	Nine Months Ended September 30, 2005 and September 30, 2004	4

	Consolidated Balance Sheets
	September 30, 2005 and December 31, 2004	5

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2005 and September 30, 2004	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

	Part II. Other Information
Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

	Signature	29

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30

In millions, except per share data	2005	2004

Net sales	$1,865.7	$1,784.7
Other revenue	20.3	21.5

Total revenue	1,886.0	1,806.2
Costs, expenses and other:
Cost of sales	724.5	679.8
Marketing, distribution and administrative expenses	914.4	863.6

Operating profit	247.1	262.8

Interest expense	13.2	8.2
Interest income	(10.5)	(5.5)
Other expense, net	2.3	2.1

Total other expenses	5.0	4.8

Income before taxes and minority interest	242.1	258.0
Income taxes	77.0	79.2

Income before minority interest	165.1	178.8
Minority interest	(1.3)	(1.9)

Net income	$163.8	$176.9

Earnings per share:
Basic	$ .35	$.37
Diluted	$ .35	$.37

Weighted-average shares outstanding:
Basic	466.56	473.08
Diluted	468.95	479.36

Cash dividends per common share	$.165	$.14

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30

In millions, except per share data	2005	2004

Net sales	$5,690.5	$5,370.5
Other revenue	60.9	66.8

Total revenue	5,751.4	5,437.3
Costs, expenses and other:
Cost of sales	2,153.1	2,019.8
Marketing, distribution and administrative expenses	2,746.7	2,599.8

Operating profit	851.6	817.7

Interest expense	33.8	24.1
Interest income	(26.4)	(13.9)
Other expense, net	7.6	9.4

Total other expenses	15.0	19.6

Income before taxes and minority interest	836.6	798.1
Income taxes	167.1	232.5

Income before minority interest	669.5	565.6
Minority interest	(5.1)	(8.3)

Net income	$664.4	$557.3

Earnings per share:
Basic	$1.41	$1.18
Diluted	$1.40	$1.17

Weighted-average shares outstanding:
Basic	469.97	472.39
Diluted	473.82	478.20

Cash dividends per common share	$ .33	$ .28

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30	December 31
In millions	2005	2004

Assets
Current Assets
Cash and cash equivalents	$985.7	$769.6
Accounts receivable, net	595.3	599.1
Inventories	953.8	740.5
Prepaid expenses and other	442.8	397.2

Total current assets	2,977.6	2,506.4

Property, plant and equipment, at cost	1,985.0	1,955.2
Less accumulated depreciation	(945.1)	(940.4)

	1,039.9	1,014.8
Other assets	619.7	626.9

Total assets	$4,637.2	$4,148.1

Liabilities and Shareholders' Equity
Current Liabilities
Debt maturing within one year	$846.6	$51.7
Accounts payable	489.4	490.1
Accrued compensation	133.7	164.5
Other accrued liabilities	437.8	360.1
Sales and taxes other than income	141.2	154.4
Income taxes	220.8	304.7

Total current liabilities	2,269.5	1,525.5

Long-term debt	771.9	866.3
Employee benefit plans	519.9	620.6
Deferred income taxes	9.9	12.1
Other liabilities	178.0	173.4

Total liabilities	$3,749.2	$3,197.9

Contingencies (Note 6)

Shareholders' equity
Common stock	182.9	182.2
Additional paid-in capital	1,422.3	1,356.8
Retained earnings	3,125.0	2,693.5
Accumulated other comprehensive loss	(709.6)	(679.5)
Treasury stock, at cost	(3,132.6)	(2,602.8)

Total shareholders' equity	888.0	950.2

Total liabilities and shareholders' equity	$4,637.2	$4,148.1

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30

In millions	2005	2004

Cash Flows from Operating Activities
Net income	$664.4	$557.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.5	96.4
Provision for doubtful accounts	96.7	101.0
Provision for obsolescence	47.2	44.3
Amortization of debt discount	1.2	1.2
Foreign exchange losses	2.1	.2
Deferred income taxes	1.0	(39.9)
Other	11.8	8.2
Changes in assets and liabilities:
Accounts receivable	(92.2)	(119.7)
Inventories	(272.6)	(214.6)
Prepaid expenses and other	(46.6)	(42.9)
Accounts payable and accrued liabilities	27.5	90.7
Income and other taxes	(99.8)	(55.4)
Noncurrent assets and liabilities	(68.5)	(59.1)

Net cash provided by operating activities	369.7	367.7

Cash Flows from Investing Activities
Capital expenditures	(145.0)	(162.4)
Disposal of assets	9.8	6.9
Purchases of investments	(96.9)	(25.5)
Proceeds from sale of investments	86.2	23.9
Other investing activities	(.8)	(46.6)

Net cash used by investing activities	(146.7)	(203.7)

Cash Flows from Financing Activities*
Cash dividends	(237.5)	(202.5)
Book overdrafts	(.5)	(.2)
Debt, net (maturities of three months or less)	690.9	6.8
Proceeds from debt	29.2	17.8
Repayment of debt	(4.8)	(36.7)
Proceeds from exercise of stock options	59.0	109.4
Repurchase of common stock	(511.5)	(143.6)

Net cash provided (used) by financing activities	24.8	(249.0)

Effect of exchange rate changes on cash and equivalents	(31.7)	(1.6)

Net increase (decrease) in cash and equivalents	216.1	(86.6)
Cash and equivalents at beginning of period	769.6	694.0

Cash and equivalents at end of period	$985.7	$607.4

*Non-cash financing activities in 2005 and 2004 included the change in fair market value of interest rate swap agreements of $12.8 and $(9.2), respectively.

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

Recently Issued Accounting Standards

In April 2005, the Securities and Exchange Commission approved a new rule that delays for public companies the effective date of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payments, which requires companies to expense the value of employee and director stock options and similar awards. Avon will adopt FAS 123(R) on January 1, 2006. We are reviewing the methodology for implementation, as well as the fair value model to be used for valuing share-based payments. If we applied the fair value recognition provisions of FAS No. 123, net income for the three- and nine-months ended September 30, 2005 would have been lower by $7.9 and $24.4, respectively, and for the three- and nine-months ended September 30, 2004 would have been lower by $6.4 and $19.7, respectively, using a Black-Scholes model (see Note 4, Stock-Based Compensation).

2. EARNINGS PER SHARE

	Three Months Ended September 30		Nine Months Ended September 30
Components of Basic and Diluted Earnings
per Share (shares in millions)	2005	2004	2005	2004

Numerator:
Net income	$163.8	$176.9	$664.4	$557.3
Denominator:
Basic EPS weighted-average shares outstanding	466.56	473.08	469.97	472.39
Dilutive effect of employee stock options	2.39	6.28	3.85	5.81

Diluted EPS adjusted weighted-average shares
outstanding	468.95	479.36	473.82	478.20

Earnings per Share:
Basic EPS	$.35	$.37	$1.41	$1.18
Diluted EPS	$.35	$.37	$1.40	$1.17

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

At September 30, 2005 and 2004, we did not include stock options to purchase 12.0 million shares and .1 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

In August 2005, we announced that our Board of Directors authorized the Company to repurchase an additional $500 of our common stock in addition to the $1,000.0 stock repurchase program disclosed in Note 19 to our 2004 Annual Report. We purchased approximately 15.9 million shares of Avon common stock for $531.0 during the first nine months of 2005, as compared to approximately 3.7 million shares of Avon common stock for $145.6 during the first nine months of 2004 under our announced share repurchase programs. At September 30, 2005, purchases of approximately 725,000 shares for $19.5 were not settled until October 2005. At September 30, 2004, purchases of approximately 47,000 shares for $2.0 were not settled until October 2004.

3. INVENTORIES

	September 30	December 31
	2005	2004

Raw materials	$213.3	$183.2
Finished goods	740.5	557.3

Total	$953.8	$740.5

4. STOCK-BASED COMPENSATION

We will continue to apply the intrinsic value method in accordance with “Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans until the effective date of FAS 123(R). The effects on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net income, as reported	$163.8	$176.9	$664.4	$557.3
Add: Compensation expense recognized
for restricted stock, net of taxes	1.6	1.4	4.2	4.2
Less: Stock-based compensation expense determined
under FAS No. 123, net of taxes	(9.5)	(7.8)	(28.6)	(23.9)

Pro forma net income	$155.9	$170.5	$640.0	$537.6

Earnings per share:
Basic - as reported	$.35	$.37	$1.41	$1.18
Basic - pro forma	$.33	$.36	$1.36	$1.14
Diluted - as reported	$.35	$.37	$1.40	$1.17
Diluted - pro forma	$.33	$.36	$1.36	$1.13

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30

	Pension Benefits

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2005	2004	2005	2004	2005	2004

Service cost	$7.3	$6.6	$4.9	$4.7	$.5	$.5
Interest cost	12.2	12.5	8.2	7.7	2.0	2.5
Expected return on plan assets	(13.3)	(13.4)	(6.5)	(6.3)	-	-
Amortization of prior service cost	(.6)	(.1)	.3	.3	(1.2)	(1.2)
Amortization of actuarial losses	9.9	7.9	2.4	1.5	.1	.2

Net periodic benefit cost	$15.5	$13.5	$9.3	$7.9	$1.4	$2.0

	Nine Months Ended September 30

	Pension Benefits

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2005	2004	2005	2004	2005	2004

Service cost	$22.2	$19.3	$15.3	$15.2	$1.7	$1.7
Interest cost	36.7	35.9	25.7	24.9	6.7	8.5
Expected return on plan assets	(39.2)	(39.0)	(20.3)	(20.3)	-	-
Amortization of transition liability	-	-	.1	.1	-	-
Amortization of prior service cost	(1.7)	(.2)	1.0	1.0	(3.7)	(3.6)
Amortization of actuarial losses	28.9	22.6	7.5	4.7	.5	1.3

Net periodic benefit cost	$46.9	$38.6	$29.3	$25.6	$5.2	$7.9

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute approximately $85.0 and $37.0 to our U.S. and non-U.S. pension plans, respectively, in 2005. As of September 30, 2005, we had made approximately $115.0 and $29.0 of contributions to the U.S. and non-U.S plans, respectively. In the fourth quarter of 2005, we anticipate contributing an additional $11.0 to fund our non-U.S. pension plans.

6. CONTINGENCIES

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

Avon Products Foundation, Inc. (the “Foundation”) has been a defendant in an arbitration proceeding brought by Pallotta TeamWorks (“Pallotta”) in September 2002, before Judicial Arbitration and Mediation Services, Inc. Pallotta asserted claims arising out of the Foundation’s decision to use another party to conduct breast cancer fundraising events. In July 2005 the arbitrator issued a Partial Final Award in this matter, awarding Pallotta $3.0 in net damages, after an offset for Foundation counterclaims. The arbitrator also instructed the parties to reach agreement on three outstanding issues: (i) pre-award interest; (ii) costs and attorney’s fees; and (iii) possible liabilities under Pallotta lease agreements. In October 2005 the Foundation entered into a settlement with Pallotta and paid Pallotta $7.5 in exchange for a release of Pallotta’s claims. The Foundation is a registered 501(c)(3) charity and is a distinct entity from Avon Products, Inc., which has not been a party to these proceedings. The

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Company has not determined whether to make a contribution to the Foundation to cover all or part of the settlement.

Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. The Company filed demurrers to the original complaint and three subsequent amended complaints, asserting that they failed to state a cause of action. The Superior Court sustained the Company’s demurrers and dismissed plaintiffs’ causes of action except for the unjust enrichment claim of one plaintiff. The court also struck plaintiffs’ class allegations. Plaintiffs sought review of these decisions by the Court of Appeal of the State of California and, in May 2005, the Court of Appeal reinstated the dismissed causes of action and the class allegations. Avon filed a Petition for Certiorari with the California Supreme Court seeking clarification of the standard for appellate court review of a trial court’s decision striking class allegations and, in August 2005, the Supreme Court denied that Petition. The Company believes that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

In December 2002, a Brazilian subsidiary of the Company received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $92.0 at the exchange rate on September 30, 2005, plus penalties and accruing interest totaling approximately $169.0 at the exchange rate on September 30, 2005. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $203.0 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $59.0) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $109.0 at the exchange rate on September 30, 2005, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $235.0 at the exchange rate on September 30, 2005, and asserting the same theory of liability as in the December 2003 assessment. The Company appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for the Company to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and the Company believes that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of the Company’s outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on the Consolidated Financial Statements is also remote.

Scheufler v. Estee Lauder, Inc., et al. is a purported class action commenced in February 2005 in the Superior Court of California for the County of San Diego. The action names Avon and other defendants and seeks injunctive relief and restitution for alleged violations of the California Unfair Competition Law and the California False Advertising Law, and for negligent and intentional misrepresentation. The purported class includes individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect”. The Company filed a demurer to the complaint asserting that the complaint does not state a viable cause of action. In October 2005 the court sustained the Company’s demurrer but granted plaintiff leave to amend her complaint to, among other things, assert Avon-specific allegations. An amended complaint has been filed, but it contains no such allegations. While it is not possible to predict the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

Roqueta v. Avon Products, Inc., et al. is a purported class action commenced in April 2005 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The action seeks general damages, special damages and punitive damages for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and Florida statutes regarding misleading advertisements, and for negligent and fraudulent misrepresentation. The purported class includes “all persons who have purchased skin care products from the Defendant that have been falsely advertised to have an ‘anti-cellulite’ or cellulite reducing effect.” The Company removed the action to the United States District Court for the Southern District of Florida and moved to dismiss the complaint for failure to state a claim upon which relief can be granted. In August 2005 the court dismissed plaintiff’s claims for negligent and fraudulent misrepresentation, with prejudice. The court also dismissed plaintiff’s remaining claims but granted plaintiff leave to amend her complaint, which she has done. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Consolidated Financial Statements. This action is being vigorously contested.

On July 29, 2005 a class action complaint for alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York (Docket Number 05 cv 6803), naming the Company, an officer and an officer/director. The action, entitled Nilesh Patel v. Avon Products, Inc. et al., was brought on behalf of purchasers of the Company’s common stock between April 8, 2005 and July 18, 2005 and seeks damages for alleged false and misleading statements based on the failure to disclose (i) “that the Company was experiencing increasing resistance to its expansion efforts in China because local businesses were dissatisfied with the Company’s plans to direct sell in that market”; (ii) “that the Company’s revenue growth in its Central and Eastern Europe markets was dramatically slowing from internally forecasted levels such that the Company would be unable to reach its stated earnings projections”; (iii) “that the Company’s expansion efforts in Russia were being delayed due to a variety of factors”; and (iv) “as a result of the forgoing, Defendants lacked a reasonable basis for their earnings projections and positive statements about the Company.”

On August 5, 2005 an additional class action complaint for alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York (Docket Number 05 cv 7015). That action, entitled Michael Cascio v. Avon Products, Inc. et al., was brought on behalf of purchasers of the Company’s securities between February 1, 2005 and July 18, 2005 and seeks damages for alleged false and misleading statements similar to those asserted in the Patel action. The complaint also asserts that during the class period insiders sold shares of the Company’s common stock.

On August 17, 2005 a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York (Docket Number 05 cv 7287) naming officers and directors of the Company. The action, entitled Robert L. Garber, derivatively on behalf of Avon Products, Inc., v. Andrea Jung et al. as defendants, and Avon Products, Inc. as nominal defendant, was purportedly brought on behalf of the Company and alleges that defendants’ violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment between April 2005 and the present, have caused losses to the Company.

The United States District Court for the Southern District of New York has issued an order consolidating the Patel, Cascio and Garber actions and providing for the consolidation of actions subsequently filed in that district that involve common questions of law or fact or arise out of the same transaction or occurrence alleged in the Patel, Cascio or Garber actions.

On October 7, 2005 a class action complaint for alleged violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the United States District Court for the Southern District of New York (Docket Number 05 cv 8603), naming the Company, certain officers, the Company’s Retirement Board, the Trustee of the Company’s 401(k) plan and others. The action, entitled John Rogati v. Andrea Jung, et al., purports to be brought on behalf of the Avon Products, Inc. Personal Savings Account Plan and the Avon Products, Inc. Personal Retirement Account Plan (collectively the “Plan”) and a purported class of “all participants in the Plan for whose individual accounts the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Plan purchased or held Avon Products, Inc. securities from July 28, 2004 to the present.” The complaint asserts breaches of fiduciary duties and prohibited transactions in violation of ERISA arising out of, inter alia, alleged false and misleading public statements regarding the Company’s business made during the class period and investments in Avon stock by the Plan and Plan participants.

On October 13, 2005 a class action complaint for alleged violations of ERISA was filed in the Southern District of New York (Docket Number 05 cv 8696). That action, entitled Carolyn Jane Perry v. Andrea Jung, et al., was brought on behalf of a purported class of participants in the Avon Products, Inc. Personal Savings Account Plan for whose individual accounts that plan held an interest in the common stock of the Company from February 20, 2004 to the present.

It is not possible to predict the outcome of litigation and it is reasonably possible that there could be unfavorable outcomes in the Patel, Cascio, Garber, Rogati and Perry matters. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse awards could be material to the Consolidated Financial Statements.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In the opinion of Avon’s management, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2005, should not have a material adverse effect on the Consolidated Financial Statements.

7. COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30

Components of Comprehensive Income	2005	2004	2005	2004

Net income	$163.8	$176.9	$664.4	$557.3
Foreign currency translation adjustments	15.4	30.5	(31.4)	8.7
Net unrealized gain from available-for-sale securities	(1.5)	(.4)	(2.0)	(.3)
Net derivative gains (losses) on cash flow hedges	.5	(1.0)	3.3	(.5)

Comprehensive income	$178.2	$206.0	$634.3	$565.2

Cash flow hedges impacted other comprehensive loss as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net losses on derivative instruments	$(.7)	$(2.6)	$(16.8)	$(4.8)
Reclassification of net losses to earnings	1.2	1.6	20.1	4.3

Net impact to comprehensive income	$.5	$(1.0)	$3.3	$(.5)

During the first quarter of 2005, we reclassified $2.2 of unrealized losses from accumulated other comprehensive loss to other expense, net, for declines in the fair values of investments in equity securities below their cost bases that were determined to be other-than-temporary. These equity securities are available to fund select benefit plan obligations. During 2005, we reclassified a net gain of $4.7 from accumulated other comprehensive loss to other expense, net, upon the sale of investments in equity securities.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

8. SEGMENT INFORMATION

	Three Months Ended September 30

	2005		2004

	Revenue	Operating Profit	Revenue	Operating Profit

North America
U.S.	$487.3	$63.9	$516.6	$71.6
Other*	86.5	7.3	76.8	6.2

Total	573.8	71.2	593.4	77.8

International
Europe	504.7	87.6	466.1	84.5
Latin America	554.7	125.5	486.1	129.3
Asia Pacific	252.8	36.6	260.6	44.5

Total	1,312.2	249.7	1,212.8	258.3

Total from operations	1,886.0	320.9	1,806.2	336.1
Global and other	-	(73.8)	-	(73.3)

Total	$1,886.0	$247.1	$1,806.2	$262.8

	Nine Months Ended September 30

	2005		2004

	Revenue	Operating Profit	Revenue	Operating Profit

North America
U.S.	$1,531.4	$238.9	$1,629.4	$276.7
Other*	254.8	24.6	228.9	22.2

Total	1,786.2	263.5	1,858.3	298.9

International
Europe	1,578.6	319.2	1,405.5	282.8
Latin America	1,592.2	363.8	1,397.9	340.8
Asia Pacific	794.4	125.9	775.6	136.4

Total	3,965.2	808.9	3,579.0	760.0

Total from operations	5,751.4	1,072.4	5,437.3	1,058.9
Global and other	-	(220.8)	-	(241.2)

Total	$5,751.4	$851.6	$5,437.3	$817.7

*Includes Canada, Puerto Rico, Dominican Republic and Avon Salon and Spa.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Beauty*	$1,293.0	$1,230.9	$3,982.2	$3,732.9
Beauty Plus**	350.7	317.4	1,043.4	965.2
Beyond Beauty***	222.0	236.4	664.9	672.4

Net sales	1,865.7	1,784.7	5,690.5	5,370.5
Other revenue****	20.3	21.5	60.9	66.8

Total revenue	$1,886.0	$1,806.2	$5,751.4	$5,437.3

     *Beauty includes cosmetics, fragrances, skin care and toiletries.
    **Beauty Plus includes fashion jewelry, watches, apparel and accessories.
  ***Beyond Beauty includes home products, and gift and decorative products.
****Other primarily includes shipping and handling fees billed to Representatives.

9. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30

Components of Other Expense, net	2005	2004	2005	2004

Foreign exchange(gains) losses, net	$(.3)	$1.2	$5.5	$5.9
Amortization of debt issue costs and other financing	2.0	1.8	6.0	5.1
Net losses (gains) on available for sale securities	.2	-	(2.5)	-
Other	.4	(.9)	(1.4)	(1.6)

Other expense, net	$2.3	$2.1	7.6	$9.4

10. TAXES

The effective tax rates for the three- and nine-month periods ending September 30, 2005, were 31.8% and 20.0%, respectively, compared to rates of 30.7% and 29.1%, respectively, for the same periods of 2004. In the nine-month period ending September 30, 2005, the effective tax rate was lower, primarily due to the effects of the completion of tax examinations as well as the closure of a tax year by expiration of the statute of limitations (which occurred during the second quarter of 2005), net of related adjustments, which lowered the income tax provision by approximately $98.5.

The effective tax rates for the three- and nine-month periods ending September 30, 2004, were positively impacted by cash management and tax strategies that reduced the income tax provision by approximately $3.4 in both periods. Additionally, the tax provision for the nine-month period was further reduced by $13.3 as a result of the one-time reversal of previously recorded deferred taxes in connection with the decision to permanently reinvest foreign earnings offshore. In addition, tax audit settlements, the filing of an amended tax return resulting in an adjustment in foreign tax credits and first quarter refunds of tax and interest further reduced the income tax provision by approximately $5.3 and $20.6 in the three- and nine-month periods, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

11. DEBT AND FINANCIAL INSTRUMENTS

On August 23, 2005, we entered into credit agreements with Bank of America, N.A. and Citibank, N.A., under which each bank will provide a $200.0 revolving credit facility (together the “new credit facilities”) that will expire on August 22, 2006. The amounts available under the new credit facilities will be reduced (pro rata between them) by the amount of net cash proceeds received by Avon upon the issuance of any debt securities in the capital markets with a maturity in excess of one year and in an amount of at least $100.0. Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice. The new credit facilities may be used for general corporate purposes, including to support issuances of commercial paper. The interest on borrowings under the new credit facilities is based on LIBOR or a base rate. The new credit facilities contain various covenants, including among other things, limits on the incurrence of liens and a minimum interest coverage ratio. As a result of entering into the new credit facilities, we have an aggregate of $1,000.0 in revolving credit facilities (the “credit facilities”). At September 30, 2005, there were no borrowings under the credit facilities.

On August 31, 2005, we increased the size of our existing commercial paper program from $600.0 to $1,000.0. Under the program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facilities.

In September 2005, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $270.0 that expire in November 2005. The locks have been designated as cash flow hedges and are being used to hedge exposure to a possible rise in interest rates prior to the anticipated issuance of long-term bonds.

12. SUBSEQUENT EVENT

On October 18, 2005, Avon purchased the Avon direct-selling business of its licensee in Colombia for approximately $154.0 in cash, pursuant to a share purchase agreement that Avon International Holdings Company, a wholly-owned subsidiary of the Company, entered into with Sarastro Ltd. Ldc. on October 7, 2005. The acquired business will be operated by a new wholly-owned subsidiary of the Company under the name “Avon Colombia” and will be included in our Latin America operating segment.

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

The Company views the geographic diversity of its businesses as a strategic advantage. In developed markets, such as the United States, the Company seeks to achieve steady, profitable growth, while in developing and emerging markets it has higher growth targets. In the U.S., 2005 revenues and profit are expected to decline. The U.S. business has been addressing competitive issues in the Beauty category. It has also been repositioning its business with a planned mix shift between the Beauty Plus and Beyond Beauty categories, including an exit of the toy business. Beauty related initiatives and the repositioning of Beauty Plus and Beyond Beauty are expected, over time, to restore the U.S. business to profitable growth. Internationally, the Company has had a strong and growing business in Latin America, Europe and Asia, with high growth experienced in Central and Eastern Europe, particularly in Russia, and in Asia, particularly in China. In the third quarter of 2005 the Company experienced general weakness across each of its four regions. Internationally, this weakness included continued sales shortfalls in China, slower than expected improvement in Central and Eastern Europe, including Russia, and a deceleration in Latin America, but longer term those markets are expected to continue to be strong contributors to the Company’s growth.

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

To enable the Company’s growth initiatives the Company will be: (i) continuing to implement its Business Transformation programs, including enterprise resource planning, to drive efficiencies across the Company’s supply chain, marketing processes, sales model and organizational structure; (ii) increasing levels of consumer and strategic investment across the Company’s markets; and (iii) engaging in a thoughtful trade-off between revenue growth and margin, including the evaluation of the Company’s enterprise expense base, as it reviews its long term targets.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO 2004

	Three Months Ended September 30			Nine Months Ended September 30

	2005	2004	Favorable (Unfavorable) %/Point Change	2005	2004	Favorable (Unfavorable) %/Point Change

Total revenue	$1,886.0	$1,806.2	4%	$5,751.4	$5,437.3	6%
Cost of sales	724.5	679.8	(7)%	2,153.1	2,019.8	(7)%
Marketing, distribution and
administrative expenses	914.4	863.6	(6)%	2,746.7	2,599.8	(6)%
Operating profit	247.1	262.8	(6)%	851.6	817.7	4%
Interest expense	13.2	8.2	(61)%	33.8	24.1	(40)%
Interest income	(10.5)	(5.5)	91%	(26.4)	(13.9)	90%
Other expense, net	2.3	2.1	(10)%	7.6	9.4	19%
Net income	163.8	176.9	(7)%	664.4	557.3	19%
Diluted earnings per share	.35	.37	(5)%	1.40	1.17	20%

Gross margin	61.6%	62.4%	(.8)	62.6%	62.9%	(.3)
Marketing, distribution and
administrative
expenses as a % of total
revenue	48.5%	47.8%	(.7)	47.8%	47.8%	-
Operating margin	13.1%	14.5%	(1.4)	14.8%	15.0%	(.2)
Effective tax rate	31.8%	30.7%	(1.1)	20.0%	29.1%	9.1

Units Sold			0%			2%
Active Representatives			4%			6%

Revenue grew in our Europe and Latin America segments in both periods, while revenue in our Asia Pacific segment declined for the three-month period and increased during the nine-month period. Revenue for our U.S. business declined in both periods. Foreign exchange contributed 4% to revenue growth in both the three- and nine-month periods, driven primarily by the strength of the Euro, the Brazilian real and the Polish zloty as compared to the same periods of 2004. For additional discussion, see the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On a category basis, the 2005 increase in revenue during the three- and nine-month periods was driven by increases in Beauty sales of 5% and 7%, respectively, Beauty Plus sales of 10% and 8%, respectively, and a decrease in Beyond Beauty sales of 6% and 1%, respectively.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Gross Margin

Gross margin decreased .8 and .3 points in the three-and nine-month periods of 2005, respectively, mainly due to declines in our European and U.S. business gross margins. Our European business gross margin decline was primarily due to unfavorable pricing and product mix, higher manufacturing overhead and adverse foreign exchange movements. Our U.S. business gross margin decline was attributable primarily to unfavorable product mix and a decline in revenues. Gross margin was impacted by the segments, as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	Increase (Decrease) Gross Margin	Weighted Impact on Avon	Increase (Decrease) Gross Margin	Weighted Impact on Avon

North America	(.8)	(.3)	(1.2)	(.4)
Europe	(1.6)	(.7)	(.5)	(.2)
Latin America	(.5)	(.1)	.5	.1
Asia Pacific	.6	.1	.1	-
Impact of country mix	N/A	.2	N/A	.2

Consolidated decrease		(.8)		(.3)

See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

Marketing, Distribution and Administrative Expenses

Marketing, distribution and administrative expenses increased $50.8 in the three-month period in 2005, primarily due to a 4% increase in revenue, an increase in consumer and strategic investments (including brochures and advertising) of $18.0 and higher pension expense of $3.4.

Marketing, distribution and administrative expenses increased $146.9 in the nine-month period in 2005, primarily due to a 6% increase in revenue, an increase in consumer and strategic investments (including brochures and advertising) of $57.0 and higher pension expense of $12.0, partially offset by lower global and other expenses of $20.4 that resulted primarily from lower expense for 2005 performance-based compensation plans.

As a percentage of total revenue, marketing, distribution and administrative expenses increased .7 in the three- month period of 2005, and were level with the prior year in the nine-month period, as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	Increase (Decrease) Expense Ratio	Weighted Impact on Avon	Increase (Decrease) Expense Ratio	Weighted Impact on Avon

North America	(.1)	-	.2	.1
Europe	(.9)	(.2)	(.6)	(.2)
Latin America	3.5	1.0	2.0	.6
Asia Pacific	3.2	.4	1.8	.2
Global expenses	N/A	(.3)	N/A	(.7)
Impact of country mix	N/A	(.2)	N/A	-

Consolidated increase		.7		-

See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in expense ratios by segment.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Other Expense, net

Interest expense increased in the three- and nine- month periods of 2005, mainly due to an increase in domestic interest rates, as well as higher commercial paper borrowings. At September 30, 2005, we held interest rate swap agreements that effectively converted approximately 61% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Avon’s total exposure to floating interest rates at September 30, 2005 was 80%.

Interest income increased in the three- and nine-month periods of 2005, primarily due to higher cash and cash equivalent balances invested offshore at higher interest rates.

Other expense, net in the three-month period was level with the prior year. Other expense, net decreased in the nine-month period primarily due to the recognition of a net gain of $4.7 on the sale of investments in equity securities, partially offset by a write-down of $2.2 resulting from declines in the fair values of investments in equity securities below their cost bases. These declines were determined to be other-than-temporary based on various factors, including an analysis of the duration and the extent to which market values were below cost.

Effective Tax Rate

The effective tax rates for the three- and nine-month periods ending September 30, 2005, were 31.8% and 20.0%, respectively, compared to rates of 30.7% and 29.1%, respectively, for the same periods of 2004. In the nine-month period ending September 30, 2005, the effective tax rate was lower primarily due to the effects of the completion of tax examinations as well as the closure of a tax year by expiration of the statute of limitations (which occurred during the second quarter of 2005), net of related adjustments, which lowered the income tax provision by approximately $98.5. The effective tax rate for the remainder of 2005 is expected to be in the range of 32%. Current levels of profitability of our U.S. business combined with anticipated higher interest expense from domestic borrowings may affect our ability to utilize foreign tax credits and adversely impact our future effective tax rate.

The effective tax rates during the three- and nine-month periods ending September 30, 2004, were positively impacted by cash management and tax strategies that reduced the income tax provision by approximately $3.4 in both periods. Additionally, the tax provision for the nine-month period was further reduced by $13.3 as a result of the one-time reversal in the second quarter of previously recorded deferred taxes in connection with the decision to permanently reinvest foreign earnings offshore. In addition, tax audit settlements, the filing of an amended tax return resulting in an adjustment in foreign tax credits and first quarter refunds of tax and interest further reduced the income tax provision by approximately $5.3 and $20.6 in the three- and nine-month periods, respectively. The cash management and tax strategies implemented during the second quarter of 2004 have and are expected to continue to result in cash management efficiencies and ongoing tax savings.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Segment Review

North America

	Three Months Ended September 30				Nine Months Ended September 30

			%/Point Change				%/Point Change

	2005	2004	US$	Local Currency	2005	2004	US$	Local Currency

Total revenue	$573.8	$593.4	(3)%	(4)%	$1,786.2	1,858.3	(4)%	(5)%
Operating profit	71.2	77.8	(9)%	(10)%	263.5	298.9	(12)%	(13)%
Operating margin	12.4%	13.1%	(.7)	(.7)	14.8%	16.1%	(1.3)	(1.3)

Units sold				(1)%				(7)%
Active Representatives				(3)%				(2)%

Revenue for the U.S. business, which represents approximately 85% of the North American segment, decreased 6% in both the three- and nine-month periods of 2005, reflecting decreases in units sold and active Representatives. The Company believes its U.S. business was also affected by the impact of higher fuel costs on Avon’s Representatives and their customers.

U.S. Beauty sales declined 6% and 9% in the three- and nine-month periods of 2005, respectively, due to lower customer purchase frequency and ongoing competitive intensity.

In the U.S., Beauty Plus sales increased 14% and 8%, respectively, and Beyond Beauty sales decreased 29% and 16%, respectively, partially reflecting the mix shift in these two categories as part of our ongoing, planned repositioning strategy. In the third quarter of 2005, Beauty Plus sales increased primarily due to the national roll-out of a foundations business. The U.S. business exited the toy category during 2005.

North American operating margin declined in both periods due to a decline in U.S. gross margin. The U.S. gross margin decline in both periods was attributable primarily to an unfavorable product mix and the revenue decline.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Europe

	Three Months Ended September 30				Nine Months Ended September 30

			%/Point Change			%/Point Change

	2005	2004	US$	Local Currency	2005	2004	US$	Local Currency

Total revenue	$504.7	$466.1	8%	6%	$1,578.6	$1,405.5	12%	7%
Operating profit	87.6	84.5	4%	(1)%	319.2	282.8	13%	6%
Operating margin	17.4%	18.1%	(.7)	(1.1)	20.2%	20.1%	0.1	(.2)

Units sold				(2)%				4%
Active
Representatives				6%				9%

Revenue increased in both periods of 2005 reflecting growth in active Representatives, as well as favorable foreign exchange.
  In Central and Eastern Europe, revenue grew 16% and 20% (which increased segment revenue by 7% in both periods) during the three- and nine-month periods, respectively, driven by revenue growth in Russia of 19% and 20% during the three- and nine-month periods, respectively, reflecting growth in active Representatives. In Russia, revenue growth was tempered during the second and third quarters as compared to the first quarter of 2005 by the underperformance of several key product offers and reversal of growth trends in the market.
  Turkey continued to grow revenues, although at a slower rate than the first two quarters of 2005, driven by high growth in both active Representatives and units sold.
  Revenue decreased in the United Kingdom in both periods, reflecting an economy adversely impacted by higher interest rates, rising fuel costs and lower disposable income, as well as increased competition. Revenue comparisons to prior year periods reflected sequential improvement in the third quarter of 2005 as compared to the first two quarters of 2005.

Operating margin in the three-month period declined due to a decline in gross margin of 1.6 points, partially offset by an improvement in the expense ratio of .9 points. The lower expense ratio reflects higher revenues in 2005 and expense savings. Operating margin in the nine-month period was consistent with the prior year.

  Operating costs associated with Europe’s manufacturing locations increased in both periods (which reduced segment margin by 1.3 and .6 points, respectively), primarily due to higher manufacturing overhead and adverse foreign exchange movements.
  In Western Europe, operating margin declined in both the three- and nine-month periods (which decreased segment margin by .5 and .1 points, respectively) mainly due to the United Kingdom, reflecting the negative impact on profitability from the decline in revenues compared to the prior year.
  Costs associated with the planning and development of an enterprise resource planning system negatively impacted operating margin (which reduced segment margin by .7 points in both periods).
  In Central and Eastern Europe, operating margin improved in the three-month period (which increased segment margin by 1.0 point) mainly due to a lower expense ratio reflecting higher revenues in 2005, partially offset by a lower gross margin. Operating margin declined in the nine-month period (which reduced segment margin by .1 point), primarily due to a decline in gross margin. Russia’s gross margin declined in both periods mainly due to incremental consumer incentive programs and adverse foreign exchange movements.
  Operating margin in both the three- and nine-month periods was positively impacted by greater contributions from countries with higher operating margins (which increased segment margin by .6 and .8 points, respectively), primarily driven by revenue growth in the high margin Central and Eastern Europe markets.
  Operating margin in both periods was also positively impacted by significant revenue growth in the markets in the Middle East and Africa (which increased segment margin by .2 and .5 points, respectively), most significantly in Turkey.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Latin America

	Three Months Ended September 30				Nine Months Ended September 30

			%/Point Change			%/Point Change

	2005	2004	US$	Local Currency	2005	2004	US$	Local Currency

Total revenue	$554.7	$486.1	14%	4%	$1,592.2	$1,397.9	14%	7%
Operating profit	125.5	129.3	(3)%	(11)%	363.8	340.8	7%	1%
Operating margin	22.6%	26.6%	(4.0)	(3.9)	22.8%	24.3%	(1.5)	(1.4)

Units sold				4%				6%
Active
Representatives				8%				9%

Revenue increased in both periods of 2005 with increases in nearly all markets in the region, reflecting favorable foreign exchange, as well as growth in units sold and active Representatives, with the following markets having the most significant impact:
  In Brazil, revenue grew significantly in both periods, primarily due to favorable foreign exchange, as well as growth in units sold and active Representatives, and incremental consumer and field incentive programs.
  In Venezuela, revenue increased in both periods, mainly due to growth in units sold and active Representatives, partially offset by the negative impact of foreign exchange. Revenue also benefited from consumer incentive programs.
  In Mexico, revenue declined in both periods, reflecting increased competitive intensity and underperformance of new product launches, partially offset by favorable foreign exchange. Additionally, the three-month period was impacted by a decrease in active Representatives.

Latin America operating margin declined in both periods due to unfavorable expense ratios of 3.5 and 2.0 points, respectively, mainly affected by increased administrative expenses, as well as additional consumer and strategic investments. Additionally, gross margin declined .5 points in the three-month period mainly reflecting pricing investments, an unfavorable mix of products sold and higher obsolescence expense, partially offset by supply chain savings. Gross margin improved .5 points in the nine-month period, reflecting gross margin improvements in the first half of 2005, primarily driven by volume and supply chain efficiencies.

  In Mexico, operating margin decreased in both periods (which decreased segment margin by 2.4 and 1.4 points), primarily driven by a higher expense ratio due to lower revenues and increased consumer related investments, as well as a lower gross margin resulting primarily from an unfavorable mix of products sold, higher obsolescence expense and pricing investments.
  In Brazil, operating margin decreased in the three-month period (which decreased segment margin by .7 points), mainly due to a higher expense ratio, resulting primarily from incremental advertising to support top-line growth. Operating margin was flat in the nine-month period.

In February 2004, the Venezuelan government devalued the Venezuelan bolivar ("VEB") from 1598 to 1918 VEB for one U.S. dollar and maintained the foreign exchange restrictions that were implemented in 2003. The currency remained stable for the remainder of 2004 but, in February 2005, the Venezuelan government again devalued the official exchange rate to 2150 VEB for one U.S. dollar. The currency restrictions enacted by the Venezuelan government in 2003 continue to limit the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. The lack of foreign currency has required Avon Venezuela to rely on parent company support in order to continue importing a portion of its material for its operations. Avon Venezuela’s results of operations in U.S. dollars have been and are expected to continue to be negatively impacted until foreign currency is made readily available to importers. In spite of the difficulty in obtaining foreign currency for imports, in 2004, Avon Venezuela remitted dividends and royalties to its parent company at the official exchange

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

rate. At September 30, 2005, Avon Venezuela had cash balances of approximately $75.0, of which a significant portion is awaiting government approval for remittance.

We use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2004, Avon Venezuela’s revenue and operating profit represented approximately 2% and 4% of consolidated revenue and consolidated operating profit, respectively. A further devaluation of the Venezuelan bolivar may negatively impact Avon Venezuela’s 2005 results from operations in U.S. dollars.

Asia Pacific

	Three Months Ended September 30				Nine Months Ended September 30

			%/Point Change			%/Point Change

	2005	2004	US$	Local Currency	2005	2004	US$	Local Currency

Total revenue	$252.8	$260.6	(3)%	(5)%	$794.4	$775.6	2%	-%
Operating profit	36.6	44.5	(18)%	(21)%	125.9	136.4	(8)%	(10)%
Operating margin	14.5%	17.1%	(2.6)	(2.8)	15.8%	17.5%	(1.7)	(1.9)
Units sold				(8)%				0%
Active
Representatives				(3)%				4%

Revenue declined in the three-month period mainly due to declines in revenue in China and Japan. Revenue in the nine-month period increased slightly as China experienced significant revenue growth during the first quarter of 2005.
  Revenue in China declined 16% and 1% in the three- and nine-month periods, respectively. The decline in the nine-month period was less than the decline in the quarter due to revenue growth of 38% in the first quarter of 2005. In April 2005, the Chinese government granted approval to Avon to proceed with a limited test of direct selling in the cities of Beijing and Tianjin and in Guangdong Province. The Chinese government later announced direct selling regulations in September 2005 to become effective with the opening of the licensing application process in December 2005. We continue to ready our business for the anticipated resumption of direct selling. During the second and third quarters of 2005, our China Beauty Boutique owners continued to reduce the size of their orders in connection with the anticipated resumption of the direct selling business in China.

  Revenue declined in Japan in both periods primarily due to a decrease in active Representatives.

Asia Pacific operating margin declined in the three- and nine-month periods, primarily due to declines in operating margin in China and Japan.

  In China, operating margin decreased in both periods (which decreased segment margin by 1.8 and 1.2 points, respectively). Lower revenues during the second and third quarters, incremental investments associated with the implementation of direct selling and higher advertising drove the decline in operating margin.
  In Japan, operating margin decreased in both periods (which decreased segment margin by .6 points, in both periods), primarily due to declines in revenue.

The decrease in active Representatives during the three-month period was mainly due to declines in active Representatives in Japan and the Philippines. The growth in active Representatives during the nine-month period was partially due to an increase in the number of sales campaigns in the Philippines beginning in the second quarter of 2004, which increased the active Representative growth in the region for the nine-month period by 2%.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Global Expenses

Global expenses in the three-month period were level with the prior year, as lower expense for performance-based compensation expense was partially offset by higher legal costs. Global expenses decreased $20.4 in the nine-month period of 2005, primarily due to lower expense for performance-based compensation plans.

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

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2005 was $2.0 favorable to 2004 principally reflecting higher net income (adjusted for non-cash items) and lower income tax audit settlement payments ($70.1 in 2004 versus $12.5 in 2005) offset by increased inventory levels. It is Avon’s objective to continue its focus on inventory management.

Additionally, operating cash flow was favorably impacted by changes in accounts receivable, as caused by an overall slower rate of sales growth in 2005 as compared to 2004, and unfavorably affected by higher contributions of approximately $20.0 to the U.S. and international pension plans in 2005 (approximately $144.0 in 2005 versus $124.0 in 2004), timing of accounts payable and lower accruals for performance-based compensation.

Net Cash Used by Investing Activities

Net cash used by investing activities in 2005 was $57.0 lower than in 2004 resulting primarily from the 2004 purchase of a portion of the ownership interest in our subsidiary in China and lower capital expenditures in 2005.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities in 2005 was $24.8 as compared to net cash used by financing activities in 2004 of $249.0, mainly driven by higher commercial paper borrowings, partially offset by higher repurchases of common stock, lower proceeds from stock option exercises, and higher dividend payments.

We increased our annual dividend payments to $.66 per share in 2005 from $.56 per share 2004.

Capital Resources

We anticipate issuing long-term bonds to finance the $500.0 share repurchase program announced in August 2005. In order to provide partial bridge financing for the program, we entered into short-term credit agreements with Bank of America, N.A. and Citibank, N.A., as described below.

On August 23, 2005, we entered into credit agreements with Bank of America, N.A. and Citibank, N.A., under which each bank will provide a $200.0 revolving credit facility (together the “new credit facilities”) that will expire on August 22, 2006. The new credit facilities may be used for general corporate purposes, including to support issuances of commercial paper. The amounts available under the new credit facilities will be reduced (pro rata between them) by the amount of net cash proceeds received by Avon upon the issuance of any debt securities in the capital markets with a maturity in excess of one year and in an amount of at least $100.0. Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice. The interest on borrowings

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

under the new credit facilities is based on LIBOR or a base rate. The new credit facilities contain various covenants, including among other things, limits on the incurrence of liens and a minimum interest coverage ratio. As a result of entering into the new credit facilities, we have an aggregate of $1,000.0 in revolving credit facilities (the “credit facilities”). At September 30, 2005, there were no borrowings under the credit facilities.

Accordingly, on August 31, 2005, we increased the size of our existing commercial paper program from $600.0 to $1,000.0. Under the program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facilities. There was $706.6 outstanding under this program as of September 30, 2005.

In September 2005, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $270.0 that expire in November 2005. The locks have been designated as cash flow hedges and are being used to hedge exposure to a possible rise in interest rates prior to the anticipated issuance of long-term bonds.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At September 30, 2005, and December 31, 2004, we held interest rate swap agreements that effectively converted approximately 61% and 69%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Avon’s total exposure to floating interest rates at September 30, 2005 and December 31, 2004 was 80% and 77%, respectively.

We have treasury lock agreements to hedge a portion of the exposure to a possible rise in interest rates prior to the anticipated issuance of long-term bonds, as described under the section “Capital Resources” above.

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
  our ability to successfully transition our business in China in connection with the anticipated resumption of direct selling in that market;
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

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	Total Number of	Average Price	Announced	Yet Be Purchased
	Shares Purchased(1)	Paid per Share	Programs(1)	Under the Programs(1)

7/1/05-7/31/05	1,248,900	$32.01	1,248,900	$ 52,411,000
8/1/05-8/31/05	5,086,800	$32.75	5,086,800	$1,385,839,000
9/1/05-9/30/05	6,212,841	$30.43	6,212,841	$1,196,761,000

Total	12,548,541		12,548,541

(1) All of the shares purchased during the third quarter consist of (i) shares purchased in open-market transactions pursuant to (x) Avon’s publicly announced $1.0 billion share repurchase program, announced on September 7, 2000, which was completed on August 16, 2005 and (y) Avon’s publicly announced $500 million program, announced on August 2, 2005, which is scheduled to be completed by December 31, 2005 and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock-based obligations under our Deferred Compensation Plan. No shares have been purchased under Avon’s new $1.0 billion program, announced on February 1, 2005, which commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.

ITEM 6. EXHIBITS

See Exhibit Index

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.

(Registrant)

Date: October 28, 2005	/s/ Kevin W. Byrne

Kevin W. Byrne
Vice President and Controller

Signed both on behalf of the
registrant and as chief accounting officer.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of October 7, 2005, between Avon International Holdings Company and Sarastro Ltd. Ldc.
10.1	Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Avon’s current Report on Form 8-K filed on August 26, 2005).
10.2	Credit Agreement dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to Avon’s current Report on Form 8-K filed on August 26, 2005).
10.3	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Form of U.S. Stock Option Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).
99.2	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).