Form 10-K
period 2005-12-31
AVON PRODUCTS INC
filed 2006-03-10
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]    Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [X]     No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer  [X]      Accelerated filer [  ]      Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]     No [X]

The aggregate market value of Common Stock (par value $.25) held by non-affiliates at June 30, 2005 (the last business day of our most recently completed second quarter) was $17.8 billion.

The number of shares of Common Stock (par value $.25) outstanding at February 28, 2006 was 450,504,064.

Documents Incorporated by Reference

Parts I and II	Portions of the 2005 Annual Report to Shareholders, by reference to Exhibits 13.1 and 13.2 to this 2005
Annual Report on Form 10-K.

Part III	Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	our ability to implement the key initiatives of our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, and cash management, tax, foreign currency hedging and risk management strategies, and our ability to achieve anticipated benefits from such initiatives;
•	the possibility of business disruption in connection with our multi-year restructuring initiatives;
•	our ability to achieve growth objectives, particularly in our largest markets and new and emerging markets;
•	our ability to replace lost sales attributable to the repositioning of the Beauty Plus and Beyond Beauty business in the United States;
•	our ability to successfully identify new business opportunities and acquisition candidates, and our ability to successfully integrate or manage any acquired business;
•	the effect of political, legal and regulatory risks, as well as foreign exchange or other restrictions, imposed on us, our operations or our Representatives by foreign governments;
•	our ability to successfully transition our business in China in connection with the resumption of direct selling in that market and our ability to operate using the direct selling model permitted in that market;
•	the impact of substantial currency fluctuations on the results of our foreign operations;
•	general economic and business conditions in our markets, including social, economic and political uncertainties in Latin America, Asia Pacific, Central and Eastern Europe and the Middle East;
•	a general economic downturn, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations or other sudden disruption in business operations beyond our control as a result of events such as September 11, 2001 or Hurricane Katrina;
•	the quality and safety of our products;
•	our ability to attract and retain key personnel and executives;
•	competitive uncertainties in our markets, including competition from companies in the cosmetics, fragrances, skin care and toiletries industry, some of which are larger than we are and have greater resources;
•	our ability to implement our Sales Leadership program globally, to increase Representative productivity, and to compete with other direct selling organizations to recruit and retain Representatives;
•	the impact of changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in our material pending and future litigations;
•	our access to financing; and
•	the impact of possible pension funding obligations and increased pension expense on our cash flow and results of operations.

      We undertake no obligation to update any such forward-looking statements.

PART I

Dollars in Millions

ITEM 1. BUSINESS

General

      We commenced operations in 1886 and were incorporated in the State of New York on January 27, 1916. We are a global manufacturer and marketer of beauty and related products. Our products fall into three product categories: Beauty, which consists of cosmetics, fragrances, skin care and toiletries (“CFT”); Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type.

     Our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations in four regions: North America, Latin America, Europe and Asia Pacific. Financial information relating to the reportable segments is incorporated by reference to the analysis of total revenue, operating profit and assets by geographic area on pages 11 through 18 of Exhibit 13.1, and to Note 11, Segment Information, on pages 27 through 29 of Exhibit 13.2 to this 2005 Annual Report on Form 10-K (pages 30 through 35, and to Note 11, Segment Information, on pages 62 through 63 of Avon’s 2005 Annual Report to Shareholders).

      In December 2005, we announced changes to our global operating structure. Effective January 1, 2006, we began managing operations in Central and Eastern Europe and also China as stand-alone operating segments. These changes increase the number of operating segments to six: North America; Western Europe, Middle East and Africa; Central and Eastern Europe; Latin America; Asia Pacific; and China. Financial information relating to the new reportable segments will be provided beginning with our Quarterly Report on Form 10-Q for the first quarter of 2006. Effective January 1, 2006, we also began centrally managing Brand Marketing and the Supply Chain.

      On October 18, 2005, we purchased the Avon direct-selling business of our licensee in Colombia for approximately $154.0 in cash, pursuant to a share purchase agreement that Avon International Holdings Company, a wholly-owned subsidiary of the Company, entered into with Sarastro Ltd. Ldc. on October 7, 2005. The acquired business is being operated by a new wholly-owned subsidiary and is included in our Latin America operating segment.

      In late February 2006, Avon was granted a direct selling license by China’s Ministry of Commerce. That license will allow Avon to commence direct selling in China under the regulations issued by that government in late 2005.

Strategic Initiatives

      In November 2005, we announced a four-point turnaround plan to restore sustainable growth to our business. This plan includes:

•	Committing to brand competitiveness by focusing research and development resources on product innovation and by increasing our advertising.
•	Winning with commercial edge by more effectively utilizing pricing and promotion, expanding our Sales
Leadership program and improving the attractiveness of our Representative earnings opportunity as needed.
•	Elevating organization effectiveness by redesigning our structure to eliminate layers of management to take full advantage of our global scale and size.
•	Transforming the cost structure so that our costs are aligned to our revenue growth and remain so.

Restructuring Initiatives

      In connection with our four-point turnaround plan, in November 2005, we announced a multi-year restructuring plan as part of a major drive to fuel revenue growth and expand profit margins, while increasing consumer investments. Our restructuring initiatives will include:

•	enhancement of organizational effectiveness, including efforts to flatten the organization and bring senior management closer to consumers through a substantial organization downsizing;
•	implementation of a global manufacturing strategy through facilities realignment;
•	additional supply chain efficiencies in the areas of procurement and distribution; and
•	streamlining of transactional and other services through outsourcing and moves to low-cost countries.

      We expect to incur restructuring charges and other costs to implement these initiatives to be in the range of $500.0 before taxes over the next several years, with a significant portion of the total costs to be incurred during 2006.

      In December 2005 and January 2006, exit and disposal activities that are a part of this multi-year restructuring plan were approved resulting in expenses of $56.5 during 2005 and expected expenses of $3.8 in 2006. Specific actions for this initial phase of our multi-year restructuring plan are expected to be completed during 2006 and include:

•	organization realignment and downsizing in each region and global through a process called
“delayering”, taking out layers to bring senior management closer to operations;
•	the exit of unprofitable lines of business or markets, including the closure of unprofitable operations in Asia, primarily Indonesia and the exit of a product line in China, and the exit of the beComing product line in the U.S.; and
•	the move of certain services from markets within Europe to lower cost shared service centers.

      In March 2006, the Company announced additional initiatives that were approved under the multi-year restructuring effort. These initiatives include the termination of employees under our delayering process and the termination of employees under initiatives to outsource certain services and realign certain manufacturing processes. The Company expects it will record total charges of approximately $35 to $37 before taxes in connection with these approved initiatives for employee related costs. The Company also expects to announce additional initiatives as they are approved.

      For further information, refer to “Restructuring Initiatives” within Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 3 of Exhibit 13.1 to this Annual Report on Form 10-K (pages 23 through 24 of Avon’s Annual Report to Shareholders).

Distribution

      We presently have sales operations in 63 countries or territories, including the United States, and distribute our products in 51 more. Sales are made to the ultimate customer principally through a combination of direct selling and marketing by approximately 5.1 million active independent Avon Representatives, approximately 468,000 of whom are in the United States. Representatives are independent contractors, who are not employees of Avon. Representatives generally purchase products at a discount from the brochure price directly from Avon and sell them to their customers. The Representatives are typically our customers and we generally have no arrangement with any end user of our products beyond the Representative. Generally, Representatives are invoiced for their orders and are responsible for payment to us, regardless of whether or not the Representative sells the products to an end user. No single Representative or end user accounts for more than 10% of our net sales.

      A Representative contacts customers, selling primarily through brochures which highlight new products and specially-priced items for each sales campaign. Sales campaigns are generally for two-week duration in the United States and two-to-four week duration for most markets outside the United States. Product samples, demonstration products and selling aids such as make-up color charts are also used. Generally, in the U.S., for example, the

Representative forwards an order to a designated distribution center on an assigned day using the mail, the Internet, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually by United Parcel Service or a local delivery service. Generally, the Representative then delivers the merchandise and collects payment from the customer for his or her own account. A Representative generally receives a refund of the full price the Representative paid for a product if the Representative chooses to return it.

      We employ certain electronic order systems to increase Representative support, which allow a Representative to run her or his business more efficiently, and also allow us to improve our order-processing accuracy. For example, in the U.S. and certain other countries, Representatives can utilize the Internet to manage their business electronically, including use of an online marketing tool called www.youravon.com. The site helps Representatives build their own Avon business by enabling them to sell online a complete line of our products 24 hours a day, seven days a week, through personalized web pages developed in association with us. While their customers benefit from the speed, convenience and delivery flexibility of online ordering, Avon e-Representatives are able to promote special products, target specific groups of customers, place and track orders online, and capitalize on e-mail to share product information, selling tips and marketing incentives. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about Avon.

      In the United States, we also market our products through a consumer website, www.avon.com. This provides a purchasing opportunity to consumers who choose not to purchase through a Representative. We also sell products at the Avon Salon and Spa, a spa, salon and retail store located in New York City.

      In some markets, we use decentralized branches, satellite stores and independent retail operations to serve Representatives and customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce our beauty image. In certain markets, Representatives can manage Avon beauty boutiques, beauty counters in department stores, licensed Avon beauty centers and other retail-oriented opportunities to build their careers and bring Avon to new customers in complementary ways to direct selling.

      The recruiting and training of Representatives are the primary responsibilities of District Sales Managers and Leadership Representatives. In most markets, District Sales Managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year's sales of our products by Representatives in their district, while in other markets, those responsibilities are handled by independent contractors. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level compensation program which gives Representatives the opportunity to obtain earnings from commissions based on sales made by Representatives they have recruited and trained, as well as from their own resales of Avon products. This program limits the number of levels on which commissions can be earned to three and continues to focus on individual product sales by Leadership Representatives. Development of the Sales Leadership program throughout the world is one part of our long-term growth strategy. Because of the high rate of turnover among Representatives, which is a common characteristic of the direct-selling method, recruitment and training of new Representatives are continually necessary.

      From time to time, local governments and others question the legal status of Representatives or impose burdens inconsistent with their status as independent contractors, often in regard to possible coverage under social benefit laws that would require us (and in most instances, the Representatives) to make regular contributions to government social benefit funds. Although we have generally been able to address these questions in a satisfactory manner, the matter has not been fully resolved in all countries. If there should be a final determination adverse to us in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume and profitability of our business in that country that we would consider discontinuing operations in that country.

Promotion and Marketing

      Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television and print advertising are used. In addition, we seek to motivate our Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the

District Sales Managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

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

     We have furthered our image through increased advertising, introduction of the Health and Wellness business, creation of a corporate slogan “the company for women,” and the launching of mark.. We have also increased our investments in upgrading the quality and size of our brochure in many markets to further strengthen our beauty image worldwide.

      From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special prices or other special price offers. Our pricing flexibility and broad product lines are expected to mitigate the effect of these regulations.

Competitive Conditions

      The CFT, gift and decorative, apparel and fashion jewelry industries are highly competitive. Our principal competitors in the CFT industry are large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. There are many other companies that compete in more narrow CFT product lines sold through retail establishments.

      We have many competitors in the gift and decorative products and apparel industries globally, including retail establishments, gift shops and specialty retailers, and direct-mail companies specializing in these products.

      Our principal competition in the fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through retail establishments.

      The number of competitors and degree of competition that we face in our international CFT and fashion jewelry markets varies widely from country to country.

      There are a number of direct-selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us.

      We believe that the personalized customer service offered by our Representatives; the high quality, attractive designs and reasonable prices of our products; the high level of new and innovative products; our easily recognized brand name and our guarantee of satisfaction are significant factors in establishing and maintaining our competitive position.

International Operations

      Our international operations are conducted primarily through subsidiaries in 62 countries or territories outside the U.S. In addition to these 62 countries or territories, our products are distributed in 51 other countries through distributorships.

      Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

Manufacturing

      We manufacture and package almost all of our CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various suppliers. Additionally, we produce the brochures that are used by the Representatives to sell Avon products. The loss of any one supplier would not have a material impact on our ability to source raw materials or paper for the brochures. Packages, consisting of containers and packaging components, are designed by our staff of artists and designers.

      The design and development of new products are affected by the cost and availability of materials such as glass, plastics and chemicals. We believe that we can continue to obtain sufficient raw materials and supplies to manufacture and produce our products.

      See Item 2, Properties, for additional information regarding the location of our principal manufacturing facilities.

Product Categories

      Each of our three product categories account for 10% or more of consolidated net sales. The Beauty category constituted approximately 69% of net sales for fiscal year 2005, compared to 69% of net sales for fiscal year 2004 and 66% in 2003; the Beauty Plus category constituted approximately 18% of net sales for fiscal year 2005, compared to 18% of net sales for fiscal year 2004 and 19% in 2003; and Beyond Beauty category constituted approximately 13% of net sales for fiscal year 2005, compared to 13% of net sales for fiscal year 2004 and 15% in 2003.

Trademarks and Patents

      Our business is not materially dependent on the existence of third party patent or other third party intellectual property rights and we are not a party to any ongoing material license, franchise or concession. We, however, do seek to protect our key proprietary technologies by aggressively pursuing comprehensive patent coverage in major markets. We protect our Avon name and other major proprietary trademarks through registration of these trademarks in the markets where we sell our products, monitoring the markets for misuses of such trademarks by others and taking appropriate steps to stop any infringing activities.

Seasonal Nature of Business

      Our sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT, gift and decorative products, apparel, and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is, by its nature, difficult to forecast. Fourth quarter revenue was approximately 30% of total revenue in both 2005 and 2004, respectively, and fourth quarter operating profit was approximately 26% and 34% of total operating profit in 2005 and 2004, respectively. The fourth quarter of 2005 included costs of $56.5 pretax associated with restructuring initiatives.

Research and Product Development Activities

      New products are essential to growth in the highly competitive cosmetics industry. Our research and development department’s efforts are significant to developing new products, including formulating effective beauty treatments relevant to women's needs, and redesigning or reformulating existing products.

      Our research and development facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have satellite research facilities located in Brazil, China, Japan, Mexico, the Philippines and Poland.

      In 2005, our most significant product launches included ANEW Alternative Intensive Age Treatment, Avon Shine Supreme Lip Color, Avon Extraordinary fragrance, ANEW Clinical Lift and Tuck Professional Body Shaper, ANEW Clinical Laser System, and Avon Skin So Soft Bug Guard Plus IR3535®.

      The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $64.2 in 2005, $63.1 in 2004, and $56.8 in 2003. This research included the activities of product research and development and package design and development. Most of these activities were related to the development of CFT products.

Environmental Matters

      In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect upon the capital expenditures, financial position or competitive position of Avon.

Employees

      At December 31, 2005, we employed approximately 49,000 full-time equivalents. Of these, approximately 8,700 were employed in the United States and 40,300 in other countries. The number of employees tends to rise from a low point in January to a high point in November and decreases slightly in December after holiday shipments are completed and will be impacted by our restructuring initiatives.

Website Access to Reports

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are and have been throughout 2005 available, without charge, on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, N.E. Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A. RISK FACTORS

     You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in this annual report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Our success depends on our ability to execute fully our global business strategy.

     Our ability to implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•	implement our multi-year restructuring initiatives and achieve anticipated benefits from these initiatives;
•	increase our beauty sales and market share, and strengthen our brand image;
•	realize anticipated cost savings and reinvest such savings effectively in consumer-oriented investments and other aspects of our business;
•	implement appropriate product mix and pricing strategies;
•	implement enterprise resource planning, and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;
•	implement cash management, tax, foreign currency hedging and risk management strategies;
•	implement our Sales Leadership program globally, recruit Representatives, enhance the Representative experience and increase their productivity; and
•	reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as acquisitions, joint ventures and strategic alliances with other companies.

     There can be no assurance that any of these initiatives will be successfully and fully executed within the planned time periods.

We may experience difficulties, delays or unexpected costs in achieving the anticipated benefits of our multi-year restructuring initiatives.

     Our multi-year restructuring initiatives, which are a key component of our global business strategy, will include enhancement of organizational effectiveness, implementation of a global manufacturing strategy through facilities realignment, additional supply chain efficiencies in the areas of procurement and distribution and streamlining of transactional and other services through outsourcing and moves to low-cost countries. Although we anticipate that these initiatives will lead to growth in revenue and operating margin, we may not realize, in full or in part, the anticipated benefits from one or more of these initiatives, and other events and circumstances, such as difficulties, delays or unexpected costs in achieving those results, may occur which could result in our not realizing all or any of the anticipated benefits. If we are unable to realize these benefits, our ability to fund planned advertising, market intelligence, consumer research and product innovation initiatives may be adversely affected. In addition, the costs of implementing the restructuring plan are expected to be significant, especially during the initial stages of implementation. We are also subject to the risk of business disruption in connection with our multi-year restructuring initiatives, which could have a material adverse effect on our business, financial condition and operating results.

There can be no assurance that we will be able to achieve our growth objectives.

     In the five years preceding 2005, we experienced significant revenue and earnings growth. However, during 2005, our revenue growth slowed to 5% (2% excluding the impact of foreign exchange) and our earnings were consistent with the prior year. There can be no assurance that we will be able to achieve profitable growth in the future. Our ability to increase revenue and earnings depends on numerous factors, and there can be no assurance that our current or future business strategy, including any strategic acquisitions in the CFT industry, will lead to such increases.

     In 2005, U.S. revenues and profit declined, as the U.S. business addressed competitive issues in the Beauty category and repositioned its business with a planned mix shift between the Beauty Plus and Beyond Beauty categories, including an exit of the toy business. We anticipate that beauty related initiatives and the repositioning of Beauty Plus and Beyond Beauty, over time, will realize profitable growth in the U.S. business. However, there can be no assurance that these initiatives will have this effect.

     In 2005, we experienced weakness in each of our international markets, including sales shortfalls in China and deceleration of growth in Central and Eastern Europe, as well as Latin America (when excluding the impact of foreign exchange). There can be no assurance that our performance in international markets will improve.

Any future acquisitions may expose us to additional risks.

     We continuously review acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers; and
•	risks of entering markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

Our ability to conduct business, particularly in international markets, may be affected by political, legal and regulatory risks.

     Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with international operations, including:

•	the possibility that a foreign government might ban or severely restrict our business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;
•	the possibility that a government authority might impose legal, tax or other financial burdens on our
Representatives, as direct sellers, or on Avon, due, for example, to the structure of our operations in various markets; and
•	the possibility that a government authority might challenge the status of our Representatives as independent contractors or impose employment or social taxes on our Representatives.

     For example, in 1998, the Chinese government banned direct selling but, subsequently in April 2005, the Chinese government granted approval for us to proceed with a limited test of direct selling in certain areas. The Chinese government later issued direct selling regulations in late 2005, and we were granted a direct selling license by China’s Ministry of Commerce in late February 2006, which will allow us to commence direct selling under such regulations. However, there can be no assurance that these and other regulations and approvals will not be rescinded, restricted or otherwise altered, which may have a material adverse effect on our direct selling business in China. There can be no assurance that we will be able to successfully transition our business in China in connection with the resumption of direct selling in that market and successfully operate using the direct selling model that may be permitted in that market, or that we will experience growth in that or other emerging markets. The introduction of new channels in our business, such as the direct selling channel in China, may also negatively impact existing sales. We may encounter similar or additional political, legal and regulatory risks in Central and Eastern Europe, Latin America, Asia Pacific, and the Middle East and Africa.

     We also face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that legislative and regulatory changes may have on our business in the future.

Our business is exposed to foreign currency fluctuations.

     We operate globally, through operations in various locations around the world, and derive approximately 75% of our consolidated revenue from our operations outside of the U.S. The functional currency for most of our foreign operations is the applicable local currency. Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, results of operations and financial condition.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items, including beauty and related products, which could adversely affect our business.

     Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions, such as Hurricane Katrina, can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales.

Our success depends, in part, on the quality and safety of our products.

      Our success depends, in part, on the quality and safety of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our Representatives’ or end customers’ standards, our relationship with our Representatives or end customers could suffer, our brand appeal could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our information technology systems may be susceptible to outages.

     We employ information technology systems to support our business, including systems to support financial reporting, an Enterprise Resource Planning system which we have begun to implement on a worldwide basis, and an internal communication and data transfer network. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection and invoicing systems and on-line training. We have Internet sites in many of our markets, including business-to-business sites to support Representatives. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our systems. The occurrence of these or other events could disrupt or damage our information technology systems and adversely affect our operations.

Our business is conducted worldwide primarily in one channel, direct selling.

     Our business is conducted worldwide, primarily in the direct selling channel. Sales are made to the ultimate consumer principally through 5.1 million independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct selling business. We have recently experienced slowdowns in growth in the number of active Representatives, and any continued or increased slowdown may adversely affect our business. If consumers change their purchasing habits, such as by reducing purchases of beauty and related products from Representatives or buying beauty and related products in channels other than in direct selling, this could reduce our sales and have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our competitors establish greater market share in the direct selling channel, our business, financial condition and operating results may be adversely affected.

Our success depends, in part, on our key personnel.

     Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. This risk may be exacerbated by the uncertainties associated with our multi-year restructuring initiatives.

We face significant competition.

     We face competition from competing products in each of our lines of business, in both the domestic and international markets. We compete against products sold directly to consumers by other direct-selling and direct sales companies and through the internet, and against products sold through the mass market and prestige retail channels.

     Our principal competitors in the CFT industry are large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. We have many competitors in the gift and decorative products and apparel industries in the United States, including retail establishments, principally department stores, gift shops and specialty retailers, and mail order companies specializing in these products. Our principal competition in the fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through retail establishments. The number of competitors and degree of competition that we face in our international cosmetic, fragrance and toiletries and fashion jewelry markets vary widely from country to country.

There are a number of direct-selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us internationally.

     If our advertising, promotional, merchandising or other marketing strategies are not successful, if we are unable to deliver new products that represent technological breakthroughs, if we do not successfully manage the timing of new product introductions or the profitability of these efforts, or if for other reasons our Representatives or end customers perceive competitors’ products as having greater appeal, then our sales and financial results may suffer.

     We are also subject to significant competition for the recruitment of Representatives from other direct selling or network marketing organizations, including those that market personal care products, dietary and nutritional supplements and weight management products. As a result, it is continually necessary to recruit and retain new Representatives and if we are unable to do so our business will be adversely affected.

Our ability to anticipate and respond to market trends and changes in consumer preferences could affect our financial results.

     Our continued success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and related products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. If we are unable to anticipate and respond to trends in the market for beauty and related products and changing consumer demands, our financial results will suffer.

     Furthermore, material shifts or decreases in market demand for our products, including as a result of changes in consumer spending patterns and preferences, could result in us carrying inventory that cannot be sold at anticipated prices or increased product returns by our Representatives. Failure to maintain proper inventory levels or increased product returns by our Representatives could result in a material adverse effect on our business, results of operations and financial condition.

If we are unable to protect our intellectual property rights, specifically patents and trademarks, our ability to compete could be negatively impacted.

      The market for our products depends to a significant extent upon the value associated with our patents, trademarks and brand names. We own the material patents, trademarks and brand name rights used in connection with the marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Although most of our material intellectual property is registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our patents, trademarks and brand names may be substantial.

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

      We are and may, in the future, become party to litigation, including, for example, claims relating to our customer service or advertisings, or alleging violation of the federal securities laws and/or state law. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

Third party suppliers provide the raw materials used to manufacture our CFT products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.

     We manufacture and package almost all of our CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various suppliers. Additionally, we produce the brochures that are used by Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our CFT products. Furthermore, increases in the costs of raw materials may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

     Our principal properties consist of worldwide manufacturing facilities for the production of CFT products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Therefore, as a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, acts of terrorism and other external factors over which we have no control. The loss of, or damage to, any of our facilities or centers could have a material adverse effect on our business, results of operations and financial condition.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.

     Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. During the fiscal year ended December 31, 2005, we contributed approximately $161.9 to the plans.

The market price of our common stock could be subject to fluctuations as a result of many factors.

     Factors that could affect the trading price of our common stock include the following:

•	variations in operating results;
•	economic conditions and volatility in the financial markets;
•	announcements or significant developments with respect to beauty and related products or the beauty industry in general;
•	actual or anticipated variations in our quarterly or annual financial results;
•	governmental policies and regulations;
•	estimates of our future performance or that of our competitors or our industries;
•	general economic, political, and market conditions; and
•	factors relating to competitors.

     The trading price of our common stock has been, and could in the future continue to be, subject to significant fluctuations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

      Our principal properties worldwide consist of manufacturing facilities for the production of CFT, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. The domestic manufacturing facilities are located in Morton Grove, IL and Springdale, OH. The domestic distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. The research and development facility is located in Suffern, NY. We also lease office space in two locations in New York City and own property in Rye, NY, for our executive and administrative offices.

     Other principal properties outside the U.S measuring 50,000 square feet or more include the following:

•	three distribution centers in North America (other than in the United States);
•	three manufacturing facilities, six distribution centers, and four administrative offices in Europe;
•	five manufacturing facilities, ten distribution centers and one administrative office in Latin America; and
•	five manufacturing facilities, six distribution centers, and two administrative offices in Asia Pacific region.

     Of the facilities listed above, 29 are owned and the remaining 26 are leased.

      We consider all of these properties to be in good repair, adequately meet our needs and operate at reasonable levels of productive capacity.

     We also have six satellite research and development facilities located in Brazil, China, Japan, Mexico, the Philippines and Poland.

ITEM 3. LEGAL PROCEEDINGS

      We are a defendant in an action commenced in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of our former headquarters in New York City. Solow alleges that we misappropriated the name of our former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space over the term of the lease. A trial of this action took place in May 2005 and, in January 2006, the judge issued a decision in our favor. The plaintiff has not yet indicated whether he intends to appeal the decision of the trial judge. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

      Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. We filed demurrers to the original complaint and three subsequent amended complaints, asserting that they failed to state a cause of action. The Superior Court sustained our demurrers and dismissed plaintiffs’ causes of action except for the unjust enrichment claim of one plaintiff. The court also struck plaintiffs’ class allegations. Plaintiffs sought review of these decisions by the Court of Appeal of the State of California and, in May 2005, the Court of Appeal reinstated the dismissed causes of action and the class allegations. In January 2006, we filed a motion to strike the plaintiffs’ asserted nationwide class. In February 2006, the trial court declined to grant our motion but instead certified the issue to the Court of Appeal on an interlocutory basis. We believe that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

     In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $89.0 at the exchange rate on December 31, 2005, plus penalties and accruing interest totaling approximately $163.0 at the exchange rate on December 31, 2005. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $194.0 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $57.0) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $106.0 at the exchange rate on December 31, 2005, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $228.0 at the exchange rate on December 31, 2005, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

     Scheufler v. Estee Lauder, Inc., et al., a purported class action, was commenced in February 2005 in the Superior Court of California for the County of San Diego. The action initially named Avon and other defendants and sought injunctive relief and restitution for alleged violations of the California Unfair Competition Law and the California False Advertising Law, and for negligent and intentional misrepresentation. The purported class included individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect”. We filed a demurer to the complaint asserting that the complaint did not state a viable cause of action. In October 2005 the court sustained our demurrer but granted plaintiff leave to amend her complaint to, among other things, assert Avon-specific allegations. An amended complaint was filed, but we were not named in the complaint.

     Roqueta v. Avon Products, Inc., et al. is a purported class action commenced in April 2005 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The action seeks general damages, special damages and punitive damages for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and Florida statutes regarding misleading advertisements, and for negligent and fraudulent misrepresentation. The purported class includes “all persons who have purchased skin care products from the Defendant that have been falsely advertised to have an ‘anti-cellulite’ or cellulite reducing effect.” We removed the action to the United States District Court for the Southern District of Florida and moved to dismiss the complaint for failure to state a claim upon which relief can be granted. In August 2005 the court dismissed plaintiff’s claims for negligent and fraudulent misrepresentation, with prejudice. The court also dismissed plaintiff’s remaining claims but granted plaintiff leave to amend her complaint, which she has done. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

     In August 2005, we reported the filing of class action complaints for alleged violations of the federal securities laws in actions entitled Nilesh Patel v. Avon Products, Inc. et al. and Michael Cascio v. Avon Products, Inc. et al., respectively, which subsequently have been consolidated. A consolidated amended class action complaint for alleged violations of the federal securities laws was filed in the consolidated action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. Securities Litigation naming Avon, an officer and two officer/directors. The consolidated action, brought on behalf of purchasers of our common stock between February 3, 2004 and September 20, 2005, seeks damages for alleged false and misleading statements “concerning Avon’s operations and performance in China, the United States . . . and Mexico.” The consolidated amended complaint also asserts that during the class period certain officers and directors sold shares of our common stock. In February 2006, we filed a motion to dismiss the consolidated amended class action complaint, asserting, among other things, that it failed to state a claim upon which relief may be granted.

     In August 2005, we reported the filing of a complaint in a shareholder derivative action purportedly brought on behalf of Avon entitled Robert L. Garber, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. as defendants, and Avon Products, Inc. as nominal defendant. An amended complaint was filed in this action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. Securities Litigation naming certain of our officers and directors. The amended complaint alleges that defendants’ violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between February 2004 and the present, have caused losses to Avon. In February 2006, we filed a motion to dismiss the amended complaint, asserting, among other things, that it failed to state a claim upon which relief may be granted.

     In October 2005, we reported the filing of class action complaints for alleged violations of the Employee Retirement Income Security Act (“ERISA”) in actions entitled John Rogati v. Andrea Jung, et al. and Carolyn Jane Perry v. Andrea Jung, et al., respectively, which subsequently have been consolidated. A consolidated class action complaint for alleged violations of ERISA was filed in the consolidated action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. ERISA Litigation naming Avon, certain officers, Avon’s Retirement Board and others. The consolidated action purports to be brought on behalf of the Avon Products, Inc. Personal Savings Account Plan and the Avon Products, Inc. Personal Retirement Account Plan (collectively the “Plan”) and on behalf of participants and beneficiaries of the Plan “for whose individual accounts the Plan purchased or held an interest in Avon Products, Inc. . . . common stock from February 20, 2004 to the present.” The consolidated complaint asserts breaches of fiduciary duties and prohibited transactions in violation of ERISA arising out of, inter alia, alleged false and misleading public statements regarding Avon’s business made during the class period and investments in Avon stock by the Plan and Plan participants. In February 2006, we filed a motion to dismiss the consolidated complaint, asserting that it failed to state a claim upon which relief may be granted.

     It is not possible to predict the outcome of litigation and it is reasonably possible that there could be unfavorable outcomes in the In re Avon Products, Inc. Securities Litigation, In re Avon Products, Inc. Securities Litigation (derivative action) and In re Avon Products, Inc. ERISA Litigation matters. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse awards could be material to our consolidated financial position, results of operations or cash flows.

      Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2005, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

This information is incorporated by reference to "Market for Avon’s Common Stock" on page 24 of Exhibit 13.1 to this 2005 Annual Report on Form 10-K (page 39 of Avon’s 2005 Annual Report to Shareholders).

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by Avon of its Common Stock during the fourth quarter of 2005:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

10/1/05 – 10/31/05	2,440,200		$26.59	2,440,200	$1,131,877,000
11/1/05 – 11/30/05	367,247	(2)	$27.64	366,100	1,121,763,000
12/1/05 – 12/31/05	4,216,364		$28.93	4,216,364	999,763,000

Total	7,023,811			7,022,664

(1) All of the shares purchased as part of our publicly announced share repurchase programs during the fourth quarter consist of shares purchased in open-market transactions pursuant to (x) Avon’s publicly announced $500 million program, announced on August 2, 2005, which was completed in December 2005 and (y) Avon’s publicly announced $1.0 billion program, announced on February 1, 2005, which commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.

(2) Includes share repurchases under our publicly announced programs and 1,147 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock or restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA

The information for the five-year period 2001 through 2005 is incorporated by reference to the "Eleven-Year Review" on pages 25 through 28 of Exhibit 13.1 to this 2005 Annual Report on Form 10-K (pages 74 through 77 of Avon’s 2005 Annual Report to Shareholders).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 24 of Exhibit 13.1 to this 2005 Annual Report on Form 10-K (pages 22 through 39 of Avon’s 2005 Annual Report to Shareholders).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to “Risk Management Strategies and Market Rate Sensitive Instruments” on pages 22 through 23 of Exhibit 13.1 to this 2005 Annual Report on Form 10-K (pages 38 through 39 of Avon’s 2005 Annual Report to Shareholders).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference to the "Consolidated Financial Statements and Notes", together with the report thereon of PricewaterhouseCoopers LLP, included as Exhibit 13.2 to this 2005 Annual Report on Form 10-K (pages 40 through 73 of Avon’s 2005 Annual Report to Shareholders).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, Avon's principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of Avon's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the principal executive and principal financial officers concluded that Avon's disclosure controls and procedures were effective and designed to ensure that information relating to Avon (including its consolidated subsidiaries) required to be disclosed by Avon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Avon are being made only in accordance with authorizations of management and directors of Avon; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Avon’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of Avon’s management, including its principal executive and principal financial officers, Avon assessed as of December 31, 2005, the effectiveness of Avon’s internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Avon’s assessment using those criteria, Avon’s management concluded that Avon’s internal control over financial reporting as of December 31, 2005 was effective.

     Avon’s assessment of the effectiveness of Avon’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 38 of Exhibit 13.2 to this 2005 Annual Report on Form 10-K.

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

     The Company has begun to implement an Enterprise Resource Planning ("ERP") system on a worldwide basis, which is expected to improve the efficiency of the Company's supply chain and financial transaction processes. The implementation is expected to occur in phases extending through 2009. The implementation of a worldwide ERP system will likely affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness. During the fourth quarter 2005, the Company implemented the ERP system in Germany As with any new information technology application the Company implements, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to implementation in Germany. The Company concluded, as part of its evaluation described in the above paragraph, that the implementation of ERP in Germany has not materially affected the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Information regarding directors is incorporated by reference to the “Proposal 1 - Election of Directors” and “Information Concerning the Board of Directors” sections of Avon’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Executive Officers

      Information regarding executive officers is incorporated by reference to the “Executive Officers” section of Avon’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

      This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of Avon’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Code of Business Conduct and Ethics

      Avon’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all members of the Board of Directors and to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer or controller. Avon’s Code of Business Conduct and Ethics is available, free of charge, on Avon’s investor website, www.avoninvestor.com. Avon’s Code of Business Conduct and Ethics is also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Any amendment to, or waiver from, the provisions of this Code of Business Conduct and Ethics that applies to any of those officers will be posted to the same location on Avon’s website.

Audit Committee; Audit Committee Financial Expert

      This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Material Changes in Nominating Committee Procedures

      This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Executive Compensation" sections of Avon's Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the “Equity Compensation Plan Information” and "Ownership of Shares" sections of Avon's Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Contracts with Executives" sections of Avon's Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to the “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of Avon's Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

		Form 10-K
	2005 Annual	Page
	Report Page	Number
	Number	Exhibit 13.2

(a) 1.Consolidated Financial Statements
Consolidated Statements of Income for each of the years in the three-year period
ended December 31, 2005	40	1
Consolidated Balance Sheets at December 31, 2005 and 2004	41	2
Consolidated Statements of Cash Flows for each of the years in the three-year
period ended December 31, 2005	42	3-4
Consolidated Statements of Changes in Shareholders' Equity for each of the
years in the three-year period ended December 31, 2005	43	5
Notes to Consolidated Financial Statements	44-71	6-36
Management’s Report on Internal Control over Financial Reporting	72	37
Report of Independent Registered Public Accounting Firm	73	38-39

		Form 10-K
(a) 2.Financial Statement Schedule		Page
		Number
Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule		S-1
Financial statement schedule for each of the years in the three-year period ended
December 31, 2005
Schedule II. Valuation and qualifying accounts		S-2

Financial statements of the registrant and all other financial statement schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a) 3. Index to Exhibits

Exhibit
Number		Description

2.1		Share Purchase Agreement, dated as of October 7, 2005, between Avon International Holdings
Company and Sarastro Ltd. Ldc. (incorporated by reference to Exhibit 2.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

3.1		Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on June 3, 2005 (incorporated by reference to Exhibit 3(i) to Avon’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2005).

3.2		By-laws of Avon, as restated, effective May 5, 2005 (incorporated by reference to Exhibit 3(ii) to
Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

4.1		Indenture, dated as of August 1, 1997, between Avon, as Issuer, and The Chase Manhattan Bank, as
Trustee, relating to the 6.55% Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's
Registration Statement on Form S-4, Registration Statement No. 333-41299 filed December 1, 1997).

4.2		Indenture, dated as of November 9, 1999, between Avon, as Issuer, and The Chase Manhattan Bank, as
Trustee, relating to the 6.90% Notes due 2004, and the 7.15% Notes due 2009 (incorporated by reference to Exhibit 4.2 to Avon’s Registration Statement on Form S-4, Registration Statement No.
333-92333 filed December 8, 1999).

4.3		Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JPMorgan Chase Bank, as Trustee,
relating to Avon’s $125.0 aggregate principal amount of 4.625% Notes due 2013, $250.0 aggregate principal amount of 4.20% Notes due 2018 and $500.0 aggregate principal amount of Avon’s 5.125%
Notes due 2011 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2003).

4.4		Rights Agreement, dated as of March 30, 1998, between Avon and Equiserve Trust Company, N.A., as successor Rights Agent to First Chicago Trust Company of New York (incorporated by reference to
Exhibit 4 to Avon’s Registration Statement on Form 8-A, filed March 18, 1998).

4.5		Agency Agreement, dated September 20, 2001, between Avon and HSBC Bank plc, as initial principal paying agent, relating to the JPY 9,000,000,000 1.06 percent Notes due 2006 (incorporated by reference to Exhibit 4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1	*	Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30,
1993).

10.2	*	Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Annual Report on Form 10-K for the year ended December 31,
1993).

10.3	*	First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan, effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon's
Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.4	*	Avon Products, Inc. 1997 Long Term Incentive Plan, effective as of January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.4 to Avon’s Annual Report on
Form 10-K for the year ended December 31, 1997).

10.5	*	Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the

Company’s Proxy Statement as filed with the Commission on March 27, 2000 in connection with
Avon’s 2000 Annual Meeting of Shareholders).

10.6	*	Amendment of the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2002
(incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2002).

10.7	*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan
(incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8	*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock
Incentive Plan (incorporated by reference to Exhibit 10.39 to Avon’s Annual Report on Form 10-K for
the year ended December 31, 2005).

10.9	*	Form of Revised U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock
Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.10	*	Form of Revised U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year
2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form
8-K filed on March 8, 2005).

10.11	*	Avon Products, Inc. 2005 Stock Incentive Plan approved by stockholders on May 5, 2005 (incorporated by reference to Appendix G to Avon’s Definitive Proxy Statement filed on May 5, 2005 in connection with Avon’s 2005 Annual Meeting of Shareholders).

10.12	*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan
(incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6,
2005).

10.13	*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2005 Stock
Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.14	*	Supplemental Executive Retirement and Life Plan of Avon Products, Inc., as amended and restated as of
July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon’s Annual Report on Form 10-K for the
year ended December 31, 1998).

10.15	*	First Amendment to the Restated Supplemental Executive Retirement and Life Plan of Avon Products,
Inc., dated October 26, 2000 (incorporated by reference to Exhibit 10.6 to Avon’s Annual Report on
Form 10-K for the year ended December 31, 2004).

10.16	*	Avon Products, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2003
(incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2004).

10.17	*	First Amendment to the Avon Products, Inc. Deferred Compensation Plan, effective January 26, 2005
(incorporated by reference to Exhibit 10.18 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2004).

10.18	*	Second Amendment to the Avon Products, Inc. Deferred Compensation Plan, effective January 1, 2005.

10.19	*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, as restated June 1, 2000
(incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2000).

10.20	*	First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors,

effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to Avon’s Annual Report on Form
10-K for the year ended December 31, 2001).

10.21	*	Second Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee
Directors, effective January 1, 2004 (incorporated by reference to Exhibit 10.31 to Avon’s Annual
Report on Form 10-K for the year ended December 31, 2005).

10.22	*	Third Amendment to the Restated Avon Products, Inc. Compensation Plan for Non- Employee
Directors, effective May 5, 2005 (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on
Form 8-K filed on May 11, 2005).

10.23	*	Fourth Amendment to the Avon Products, Inc. Compensation Plan for Non-Employee Directors,
effective January 25, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on
Form 8-K filed on January 31, 2006).

10.24	*	Board of Directors of Avon Products, Inc. Deferred Compensation Plan, as amended and restated
effective as of January 1, 1997 (incorporated by reference to Exhibit 10.23 to Avon’s Annual Report on
Form 10-K for the year ended December 31, 1997).

10.25	*	Avon Products, Inc. Executive Incentive Plan, approved by shareholders on May 1, 2003 (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed with the Commission on March 27,
2003 in connection with Avon’s 2003 Annual Meeting of Shareholders).

10.26	*	Benefit Restoration Pension Plan of Avon Products, Inc., amended and restated July 1, 1998
(incorporated by reference to Exhibit 10.7 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2004).

10.27	*	Amendment to Avon Products, Inc., Benefit Restoration Plan, effective as of December 5, 2001
(incorporated by reference to Exhibit 10.8 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2001).

10.28	*	Second Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective December 5, 2000
(incorporated by reference to Exhibit 10.9 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2004).

10.29	*	Third Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective March 25, 2002
(incorporated by reference to Exhibit 10.10 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2004).

10.30	*	Fourth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective January 26, 2005
(incorporated by reference to Exhibit 10.11 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2004).

10.31	*	Fifth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective December 1, 2005.

10.32	*	Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A.
(incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996).

10.33	*	Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust (incorporated by reference to Exhibit 10.12 to Avon’s Annual
Report on Form 10-K for the year ended December 31, 2004).

10.34	*	First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to
Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.35	*	Second Amendment, dated as of June 12, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.3 to
Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.36	*	Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990,

by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.4 to
Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.37	*	Avon Products, Inc. Amended and Restated Benefit Protection Trust Agreement, dated as of April 21,
1995, between Avon and Chemical Bank, the Trustee, and Buck Consultants, Inc., the Consulting Firm,
amending and restating the Avon Products, Inc. Benefit Protection Trust Agreement dated as of August
3, 1989 between Avon and Manufacturers Hanover Trust Company (incorporated by reference to
Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.38	*	Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust
Company (incorporated by reference to Exhibit 10.23 to Avon's Annual Report on Form 10-K for the
year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996).

10.39	*	First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31,
1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to
Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.40	*	Employment Agreement, dated as of December 11, 1997, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31,
1997).

10.41	*	Employment Agreement, dated as of September 1, 1994, between Avon and Susan J. Kropf
(incorporated by reference to Exhibit 10.24 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2005).

10.42	*	Employment Agreement, dated as of August 7, 1998, between Avon and Robert J. Corti (incorporated by reference to Exhibit 10.25 to Avon’s Annual Report on Form 10-K for the year ended December 31,
2005).

10.43	*	Employment Agreement, dated as of January 1, 2001, between Avon and Gilbert L. Klemann, II
(incorporated by reference to Exhibit 10.26 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 2005).

10.44	*	Offer letter from Avon Products, Inc. to Elizabeth A. Smith, dated November 1, 2004, setting forth the material terms of Ms. Smith’s compensation, and a summary of the description of the perquisites included in the original letter (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on
Form 8-K filed on January 6, 2005).

10.45	*	Employment Letter Agreement, dated as of November 13, 2005, between Avon and Charles W. Cramb
(incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on November
16, 2005).

10.46	*	Separation Agreement and General Release, dated as of November 2, 2005, between Avon and Robert
Toth (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on
November 3, 2005).

10.47	*	Description of Consulting Arrangement between Avon and Fernando Lezama, effective as of March 31,
2002 (incorporated by reference to Exhibit 10.19 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.48	*	Stock Option Agreement, dated as of November 4, 1999, between Avon and Stanley C. Gault
(incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended
December 31, 1999).

10.49	*	Stock Option Agreement under the Avon Products, Inc. 1993 Stock Incentive Plan, dated June 4, 1998, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.50	*	Description of Enhanced Retirement Benefit Arrangements for Jill Kanin-Lovers (incorporated by reference to Exhibit 10.28 to Avon’s Annual Report on Form 10-K for the year ended December 31,
2003).

10.51	*	Amendment to Avon Products, Inc. Restricted Stock Unit Award Agreement dated March 11,
2004 of Robert J. Corti, effective February 28, 2006 (incorporated by reference to Exhibit 10.1 to
Avon’s Current Report on Form 8-K filed on March 3, 2006).

10.52	*	Description of Compensation Arrangement for Susan J. Kropf (incorporated by reference to Item
1.01 of Avon’s Current Report on Form 8-K filed on March 9, 2006).

10.53		$600,000,000 Revolving Credit and Competitive Advance Facility Agreement, dated as of May 1, 2001, among Avon, Avon Capital Corporation and a group of banks and other lenders (incorporated by reference to Exhibit 4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.54		Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form
8-K filed on August 26, 2005).

10.55		Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K
filed on August 26, 2005).

10.56		Revolving Credit and Competitive Advance Facility Agreement, dated as of January 13, 2006, among
Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, Citigroup
Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead
Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to
Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 13, 2006).

10.57		Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

13.1		Portions of the Annual Report to Shareholders for the year ended December 31, 2005 incorporated by reference in response to Items 5, 6, 7 and 7A in this Annual Report on Form 10-K.

13.2		Portions of the Annual Report to Shareholders for the year ended December 31, 2005 incorporated by reference in response to Items 1 and 8 in this Annual Report on Form 10-K.

21		Subsidiaries of the registrant.

23		Consent of PricewaterhouseCoopers LLP.

24		Power of Attorney.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     * The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

     Avon's Annual Report on Form 10-K for the year ended December 31, 2005, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2006.

Avon Products, Inc.

/s/ Kevin W. Byrne

Kevin W. Byrne
Vice President and
Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*

Andrea Jung	Chairman of the Board and Chief Executive Officer -	March 10, 2006
Principal Executive Officer

*

Susan J. Kropf	President and Chief Operating Officer and Director	March 10, 2006

*

Charles W. Cramb	Executive Vice President, Finance and Technology and	March 10, 2006
Chief Financial Officer – Principal Financial Officer

*

Kevin W. Byrne	Vice President and Chief Accounting Officer –	March 10, 2006
Principal Accounting Officer

*

W. Don Cornwell	Director	March 10, 2006

*

Edward T. Fogarty	Director	March 10, 2006

*

Stanley C. Gault	Director	March 10, 2006

*

Fred Hassan	Director	March 10, 2006

*

Maria Elena Lagomasino	Director	March 10, 2006

*

Ann S. Moore	Director	March 10, 2006

*

Paul S. Pressler	Director	March 10, 2006

*

Paula Stern	Director	March 10, 2006

*

Lawrence A. Weinbach	Director	March 10, 2006

*By: /s/ Gilbert L. Klemann, II

Gilbert L. Klemann, II	Attorney-in-fact	March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Avon Products, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 17, 2006 appearing in the 2005 Annual Report to Shareholders of Avon Products, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 17, 2006

S-1

AVON PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In millions)
Years ended December 31

		Additions

	Balance	Charged					Balance
	at	to Costs		Charged			at End
	Beginning	and		to Other			of
Description	of Period	Expenses		Accounts	Deductions		Period

2005
Allowance for doubtful accounts
receivable	$77.6	$135.6		$-	$127.4	(a)	$85.8
Allowance for sales returns	23.4	-		288.5	287.6	(b)	24.3
Allowance for inventory obsolescence	57.0	83.9		-	58.5	(c)	82.4
Deferred tax asset valuation
allowance	70.2	75.0	(f)	-			145.2
2004
Allowance for doubtful accounts
receivable	$61.6	$140.0		$-	$124.0	(a)	$77.6
Allowance for sales returns	19.5	-		285.1	281.2	(b)	23.4
Allowance for inventory obsolescence	44.6	76.7		-	64.3	(c)	57.0
Deferred tax asset valuation
allowance	84.8	-		-	14.6	(e)	70.2
2003
Allowance for doubtful accounts
receivable	$48.4	$124.8		$-	$111.6	(a)	$61.6
Allowance for sales returns	17.6	-		289.8	287.9	(b)	19.5
Allowance for inventory obsolescence	39.8	66.2		-	61.4	( c)	44.6
Deferred tax asset valuation
allowance	37.7	47.1	(d)	-	-		84.8

(a)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(b)	Returned product destroyed and foreign currency translation adjustment.

(c)	Obsolete inventory destroyed and foreign currency translation adjustment.

(d)	Increase in valuation allowance for tax loss and tax credit carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.

(e)	Decrease in valuation allowance primarily due to a decrease in foreign tax credit carryforwards for which a valuation allowance had been provided.

(f)	Increase in valuation allowance for tax loss and capital loss carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.

S-2