Form 10-Q
period 2006-03-31
AVON PRODUCTS INC
filed 2006-04-28
CIK 8868

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Yes      X                 No   ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X         Accelerated filer   ___    Non-accelerated filer   ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ___               No     X

     The number of shares of Common Stock (par value $.25) outstanding at March 31, 2006 was 450,282,380.

TABLE OF CONTENTS

		Page Numbers
	Part I. Financial Information
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income
	Three Months Ended March 31, 2006 and March 31, 2005	3

	Consolidated Balance Sheets
	March 31, 2006 and December 31, 2005	4

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2006 and March 31, 2005	5

	Notes to Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	Part II. Other Information

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

	Signature	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31

In millions, except per share data	2006	2005

Net sales	$1,982.4	$1,860.9
Other revenue	20.8	20.2

Total revenue	2,003.2	1,881.1
Costs, expenses and other:
Cost of sales	779.7	698.2
Marketing, distribution and administrative expenses	1,137.3	922.4

Operating profit	86.2	260.5

Interest expense	26.5	10.1
Interest income	(13.2)	(7.8)
Other expense, net	1.6	4.5

Total other expenses	14.9	6.8

Income before taxes and minority interest	71.3	253.7
Income taxes	14.5	79.8

Income before minority interest	56.8	173.9
Minority interest	(0.6)	(1.9)

Net income	$56.2	$172.0

Earnings per share:
Basic	$.12	$.36
Diluted	$.12	$ .36

Weighted-average shares outstanding:
Basic	450.75	471.95
Diluted	452.62	477.00

Cash dividends per common share	$.175	$.165

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31	December 31
In millions	2006	2005

Assets
Current Assets
Cash and cash equivalents	$1,158.0	$1,058.7
Accounts receivable, net	595.7	634.1
Inventories	860.0	801.7
Prepaid expenses and other	466.9	435.1

Total current assets	3,080.6	2,929.6

Property, plant and equipment, at cost	1,970.1	1,996.9
Less accumulated depreciation	(926.4)	(946.1)

	1,043.7	1,050.8
Other assets	799.7	791.6

Total assets	$4,924.0	$4,772.0

Liabilities and Shareholders' Equity
Current Liabilities
Debt maturing within one year	$530.8	$882.5
Accounts payable	538.3	538.2
Accrued compensation	218.3	226.1
Other accrued liabilities	567.6	456.3
Sales taxes and taxes other than income	180.0	172.4
Income taxes	186.3	234.8

Total current liabilities	2,221.3	2,510.3

Long-term debt	1,253.8	766.5
Employee benefit plans	479.0	484.2
Deferred income taxes	29.0	34.3
Other liabilities	194.3	182.5

Total liabilities	4,177.4	$3,977.8

Contingencies (Note 6)

Shareholders' equity
Common stock	183.0	182.9
Additional paid-in capital	1,471.8	1,448.7
Retained earnings	3,210.5	3,233.1
Accumulated other comprehensive loss	(744.8)	(740.9)
Treasury stock, at cost	(3,373.9)	(3,329.6)

Total shareholders' equity	746.6	794.2

Total liabilities and shareholders' equity	$4,924.0	$4,772.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31

In millions	2006	2005

Cash Flows from Operating Activities
Net income	$56.2	$172.0
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	40.0	31.1
Provision for doubtful accounts	31.8	28.3
Provision for obsolescence	40.6	14.1
Share-based compensation	15.5	3.2
Deferred income taxes	(23.5)	1.4
Other	2.9	3.7
Changes in assets and liabilities:
Accounts receivable	11.3	(17.0)
Inventories	(98.8)	(101.8)
Prepaid expenses and other	(11.9)	(21.5)
Accounts payable and accrued liabilities	97.3	(51.1)
Income and other taxes	(40.9)	(2.4)
Noncurrent assets and liabilities	(19.6)	(68.8)

Net cash provided (used) by operating activities	100.9	(8.8)

Cash Flows from Investing Activities
Capital expenditures	(25.2)	(32.5)
Disposal of assets	4.0	2.8
Purchases of investments	(5.3)	(3.5)
Proceeds from sale of investments	5.0	3.3

Net cash used by investing activities	(21.5)	(29.9)

Cash Flows from Financing Activities*
Cash dividends	(79.4)	(78.9)
Book overdrafts	(1.0)	(.3)
Debt, net (maturities of three months or less)	(349.0)	154.2
Proceeds from debt	502.2	26.6
Retirement of short-term debt	(9.5)	(3.9)
Proceeds from exercise of stock options	5.4	31.7
Tax benefit realized for stock options exercised	1.0	-
Repurchase of common stock	(42.5)	(44.9)

Net cash provided by financing activities	27.2	84.5

Effect of exchange rate changes on cash and equivalents	(7.3)	(23.4)

Net increase in cash and equivalents	99.3	22.4
Cash and equivalents at beginning of year	1,058.7	769.6

Cash and equivalents at end of period	$1,158.0	$792.0

*Non-cash financing activities in 2006 and 2005 included the change in fair market value of interest rate swap agreements of ($12.5) and $12.7, respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States. We consistently applied the accounting policies described in our 2005 Annual Report on Form 10-K (“2005 Form 10-K”) in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2005 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

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

New Accounting Pronouncements

Prior to January 1, 2006, we applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for our stock-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We have elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption, based on the fair value at the original grant date. Prior year financial statements have not been restated.

The adoption of FAS 123R during the first quarter of 2006 decreased income before taxes and minority interest by $11.8, net income by $7.9, basic and diluted earnings per share by $.02, and net cash provided by operating activities by $1.0, while it increased net cash provided by financing activities by $1.0.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2005 was as follows:

2005

Net income, as reported	$172.0
Add: Compensation expense recognized for restricted stock, net of taxes	1.9
Less: Stock-based compensation expense determined under
FAS No. 123, net of taxes	(8.9)

Pro forma net income	$165.0

Earnings per share:
Basic - as reported	$.36
Basic - pro forma	$.35
Diluted - as reported	$.36
Diluted - pro forma	$.35

We recognized compensation cost of $15.5 for stock options, restricted stock and stock appreciation rights during the first three months of 2006. The total income tax benefit recognized for share-based arrangements was $5.3 for the first three months of 2006.

See Note 4, Share-Based Payments, for further information on stock-based compensation plans.

Inventory

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs (“FAS 151”), which requires certain inventory-related costs to be expensed as incurred. FAS 151 was effective January 1, 2006. The adoption of FAS 151 had no impact on the Consolidated Financial Statements.

2. EARNINGS PER SHARE
	Three Months Ended
	March 31

Components of Basic and Diluted Earnings per Share (shares in millions)	2006	2005

Numerator:
Net income	$56.2	$172.0
Denominator:
Basic EPS weighted-average shares outstanding	450.75	471.95
Diluted effect of assumed conversion of stock-based awards	1.87	5.05

Diluted EPS adjusted weighted-average shares outstanding	452.62	477.00

Earnings per Share:
Basic EPS	$.12	$.36
Diluted EPS	$.12	$.36

At March 31, 2006 and 2005, we did not include stock options to purchase 14.9 million shares and .2 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 1,539,000 shares of Avon common stock for $44.4 during the first three months of 2006, as compared to approximately 1,127,000 shares of Avon common stock for $47.4 during the first three months of 2005 under our previously announced share repurchase program.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

3. INVENTORIES
	March 31	December 31
Components of Inventories	2006	2005

Raw materials	$222.9	$208.3
Finished goods	637.1	593.4

Total	$860.0	$801.7

4. SHARE-BASED PAYMENTS

The Avon Products, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which is shareholder approved, provides for several types of equity-based incentive compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units and performance unit awards. Under the 2005 Plan, the maximum number of shares that may be awarded is 31,000,000 shares, of which no more than 8,000,000 shares may be used for restricted stock awards and restricted stock unit awards. Shares issued as a result of stock option exercises will be primarily funded with issuance of new shares.

We have issued stock options, restricted stock, restricted stock units and stock appreciation rights under share-based compensation plans. Stock option awards are granted with an exercise price equal to the market price of Avon’s stock at the date of grant; those option awards generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock or restricted stock units generally vest after three years.

We recognized compensation cost of $15.5 for stock options, restricted stock and stock appreciation rights during the first three months of 2006. The total income tax benefit recognized for share-based arrangements was $5.3 for the first three months of 2006.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the following periods:

	Three Months Ended
	March 31

	2006	2005

Risk-free rate (a)	4.8%	4.2%
Expected term (b)	4 years	4 years
Expected volatility (c)	26%	25%
Expected dividends (d)	2.4%	1.6%

(a)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(b)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
(c)	Expected volatility is based on the weekly historical volatility of our stock price, over the expected life of the option.
(d)	Assumes the current cash dividends of $.175 per share each quarter on Avon’s common stock for options granted during 2006 and $.165 per share for options granted during 2005.

The weighted-average grant-date fair values per share of options granted during the three-months ended March 31, 2006 and 2005 were $6.74 and $9.26, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

A summary of stock option activity as of March 31, 2006, and changes during the three-month period, is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in 000's)	Price	Term	Value

Outstanding at January 1, 2006	24,044	$31.66
Granted	2,937	30.95
Exercised	(340)	21.98
Forfeited or expired	(110)	35.78

Outstanding at March 31, 2006	26,531	$31.69	7.4	$85.0

Exercisable at March 31, 2006	16,831	$28.54	6.4	$83.4

As of March 31, 2006, there was approximately $54.2 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.7 years. We recognize expense on stock options using a graded vesting method.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during the three months ended March 31, 2006 and 2005, was as follows:

	2006	2005

Cash proceeds from stock options exercised	$5.4	$31.7
Tax benefit realized for stock options exercised	1.0	-
Intrinsic value of stock options exercised	2.8	37.9

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units as of March 31, 2006, and changes during the three-month period, is as follows:

	Restricted	Weighted-
	Stock	Average
	and Units	Grant-Date
	(in 000's)	Fair Value

Nonvested at January 1, 2006	1,037	$33.64
Granted	1,080	30.80
Vested	(213)	28.03
Forfeited	(1)	26.40

Nonvested at March 31, 2006	1,903	$32.60

The total fair value of restricted stock and restricted stock units that vested during the period was $6.1, based upon market prices on the vesting dates. As of March 31, 2006, there was approximately $46.3 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.6 years.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31

	Pension Benefits

Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2006	2005	2006	2005	2006	2005

Service cost	$8.8	$7.6	$5.2	$5.5	$.6	$.7
Interest cost	12.9	12.2	8.1	9.2	2.2	2.4
Assumed return on plan assets	(13.7)	(12.6)	(7.1)	(7.3)	-	-
Amortization of prior service cost	(.6)	(.4)	.2	.4	(1.4)	(1.3)
Amortization of actuarial losses	10.4	9.1	3.0	2.7	.5	.3
Curtailments	1.1	-	(.8)	-	-	-
Special termination benefits	2.8	-	2.6	-	-	-

Net periodic benefit costs	$21.7	$15.9	$11.2	$10.5	$1.9	$2.1

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute approximately $89.0 and $42.0 to our U.S. and non-U.S. pension plans, respectively, in 2006. As of March 31, 2006, we made approximately $27.5 and $19.5 of contributions to the U.S. and non-U.S plans, respectively. In 2006, we anticipate contributing an additional $28.6 and $23.5 to fund our U.S. and non-U.S. pension plans.

6. CONTINGENCIES

We are a defendant in an action commenced in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of our former headquarters in New York City. Solow alleges that we misappropriated the name of our former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space over the term of the lease. A trial of this action took place in May 2005 and, in January 2006, the judge issued a decision in our favor. The plaintiff has appealed that decision. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

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

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $93.0 at the exchange rate on March 31, 2006, plus penalties and accruing interest totaling approximately $172.0 at the exchange rate on March 31, 2006. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $205.0 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $61.0) were not affected. In December 2003, an

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $113.0 at the exchange rate on March 31, 2006, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $243.0 at the exchange rate on March 31, 2006, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

Roqueta v. Avon Products, Inc., et al. is a purported class action commenced in April 2005 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The action seeks general damages, special damages and punitive damages for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and Florida statutes regarding misleading advertisements, and for negligent and fraudulent misrepresentation. The purported class includes “all persons who have purchased skin care products from the Defendant that have been falsely advertised to have an ‘anti-cellulite’ or cellulite reducing effect.” We removed the action to the United States District Court for the Southern District of Florida and moved to dismiss the complaint for failure to state a claim upon which relief can be granted. In August 2005 the court dismissed plaintiff’s claims for negligent and fraudulent misrepresentation, with prejudice. The court also dismissed plaintiff’s remaining claims but granted plaintiff leave to amend her complaint, which she has done. Plaintiff has moved to certify the purported class, and we have opposed that motion. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

In August 2005, we reported the filing of class action complaints for alleged violations of the federal securities laws in actions entitled Nilesh Patel v. Avon Products, Inc. et al. and Michael Cascio v. Avon Products, Inc. et al., respectively, which subsequently have been consolidated. A consolidated amended class action complaint for alleged violations of the federal securities laws was filed in the consolidated action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. Securities Litigation naming Avon, an officer and two officer/directors. The consolidated action, brought on behalf of purchasers of our common stock between February 3, 2004 and September 20, 2005, seeks damages for alleged false and misleading statements “concerning Avon’s operations and performance in China, the United States . . . and Mexico.” The consolidated amended complaint also asserts that during the class period certain officers and directors sold shares of our common stock. In February 2006, we filed a motion to dismiss the consolidated amended class action complaint, asserting, among other things, that it failed to state a claim upon which relief may be granted, and the plaintiffs have opposed that motion.

In August 2005, we reported the filing of a complaint in a shareholder derivative action purportedly brought on behalf of Avon entitled Robert L. Garber, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. as defendants, and Avon Products, Inc. as nominal defendant. An amended complaint was filed in this action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. Securities Litigation naming certain of our officers and directors. The amended complaint alleges that defendants’ violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between February 2004 and the present, have caused losses to Avon. In February 2006, we filed a motion to dismiss the amended complaint, asserting, among other things, that it failed to state a claim upon which relief may be granted, and the plaintiffs have opposed that motion.

In October 2005, we reported the filing of class action complaints for alleged violations of the Employee Retirement Income Security Act (“ERISA”) in actions entitled John Rogati v. Andrea Jung, et al. and Carolyn Jane Perry v.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Andrea Jung, et al., respectively, which subsequently have been consolidated. A consolidated class action complaint for alleged violations of ERISA was filed in the consolidated action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. ERISA Litigation naming Avon, certain officers, Avon’s Retirement Board and others. The consolidated action purports to be brought on behalf of the Avon Products, Inc. Personal Savings Account Plan and the Avon Products, Inc. Personal Retirement Account Plan (collectively the “Plan”) and on behalf of participants and beneficiaries of the Plan “for whose individual accounts the Plan purchased or held an interest in Avon Products, Inc. . . . common stock from February 20, 2004 to the present.” The consolidated complaint asserts breaches of fiduciary duties and prohibited transactions in violation of ERISA arising out of, inter alia, alleged false and misleading public statements regarding Avon’s business made during the class period and investments in Avon stock by the Plan and Plan participants. In February 2006, we filed a motion to dismiss the consolidated complaint, asserting that it failed to state a claim upon which relief may be granted, and the plaintiffs have opposed that motion.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2006, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

7. COMPREHENSIVE INCOME
	Three Months Ended
	March 31

Components of Comprehensive Income	2006	2005

Net income	$56.2	$172.0
Foreign currency translation adjustments	(2.9)	(41.8)
Change in unrealized gains from available-for-sale securities	(.1)	.7
Change in derivative gains (losses) on cash flow hedges	(1.0)	1.8

Comprehensive income	$52.2	$132.7

Cash flow hedges impacted other comprehensive loss as follows:

	Three Months Ended
	March 31

	2006	2005

Net losses on derivative instruments	$(7.2)	$(6.0)
Reclassification of net losses to earnings	6.2	7.8

Net impact to comprehensive income	$(1.0)	$1.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

8. SEGMENT INFORMATION

Effective January 1, 2006, we began managing Central and Eastern Europe and also China as stand-alone business units. These changes increase the number of our operating segments to six: North America; Latin America; Western Europe, Middle East and Africa; Central and Eastern Europe; Asia Pacific; and China. Also effective January 1, 2006, we began allocating certain expenses, previously classified as global expenses, to our business segments. Other costs associated with the corporate function remain unallocated as global expenses.

We have reclassified prior year segment reporting for comparison purposes. Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31

	2006		2005

		Operating		Operating
		Profit		Profit
	Revenue	(Loss)	Revenue	(Loss)

North America	$613.8	$38.0	$594.7	$64.4
Latin America	612.6	69.0	477.2	82.4
Western Europe, Middle East and Africa	233.0	(34.1)	233.7	4.9
Central and Eastern Europe	306.0	61.7	296.3	88.7
Asia Pacific	190.4	(2.1)	214.7	29.3
China	47.4	(.6)	64.5	14.5

Total from operations	2,003.2	131.9	1,881.1	284.2
Global and other	-	(45.7)	-	(23.7)

Total	$2,003.2	$86.2	$1,881.1	$260.5

Our consolidated net sales by classes of principal products were as follows:

			Three Months Ended
			March 31

			2006	2005

Beauty*			$1,385.3	$1,311.6
Beauty Plus**			398.5	342.6
Beyond Beauty***			198.6	206.7

Net sales			1,982.4	1,860.9
Other revenue****			20.8	20.2

Total revenue			$2,003.2	$1,881.1

      *Beauty includes cosmetics, fragrances, skin care and toiletries.
    **Beauty Plus includes fashion jewelry, watches, apparel and accessories.
  ***Beyond Beauty includes home products and gift and decorative products.
****Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

9. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended
	March 31
Components of Other Expense, net	2006	2005

Foreign exchange (gains) losses, net	$(.5)	$1.9
Amortization of debt issue costs and other financing	2.3	2.0
Losses on available-for-sale securities	-	2.2
Other	(.2)	(1.6)

Other expense, net	$1.6	$4.5

10. RESTRUCTURING INITIATIVES

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
  implementation of a global manufacturing strategy through facilities realignment;
  additional supply chain efficiencies in the areas of procurement and distribution; and
  streamlining of transactional and other services through outsourcing and moves to low-cost countries.

We expect to incur restructuring charges and other costs to implement these initiatives totaling in the range of $500.0 before taxes over the next several years, with a significant portion of the total costs to be incurred during 2006.

Restructuring Charges – First Quarter 2006

In March 2006 and April 2006, exit and disposal activities that are a part of this multi-year restructuring plan were approved. Specific actions for this phase of our multi-year restructuring plan include:

  organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;
  the phased outsourcing of certain services in North America and the realignment of certain manufacturing processes; and
  the exit of certain unprofitable operations.

The actions described above are expected to be completed during 2006, except for the outsourcing of certain services in North America, which is expected to be completed in phases through 2008.

In connection with initiatives that have been approved to date, we recorded charges of $108.4 pretax in the first quarter of 2006, primarily for employee-related costs, including severance, pension and other termination benefits. These charges were included in marketing, distribution and administrative expenses. Approximately 95% of these charges are expected to result in future cash expenditures, with a majority of the cash payments expected to be made during 2006. We also recorded an adjustment of $.5 related to the closure of our Indonesia operations that was originally recorded in the fourth quarter of 2005, which was recorded within cost of sales. Additionally, we incurred costs of $12.2 for professional service fees, which are recorded in marketing, distribution and administrative expenses, related to the implementation of these initiatives, resulting in total costs to implement during the first quarter of 2006 of $120.1.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The liability balances for these charges were as follows:

				Currency
	Employee-			Translation	Contract
	Related	Asset	Inventory	Adjustment	Terminations/
	Costs	Write-offs	Write-offs	Write-offs	Other	Total

Balance at Beginning of Year	$29.2	$-	$-	$-	$-	$29.2
2006 charges	107.6	.1	-	.1	.6	108.4
Adjustments	-	-	(.5)	-		(.5)
Cash payments	(7.8)	-	-	-	-	(7.8)
Non-cash write-offs	(5.7)	(.1)	.5	(.1)	-	(5.4)
Foreign exchange	(.1)	-	-	-	-	(.1)

Ending Balance	$123.2	$-	$-	$-	$.6	$123.8

Total charges incurred to date	$138.0	$1.5	$7.9	$11.5	$.6	$159.5
Total expected charges	147.3	9.4	7.9	11.5	13.6	189.7

Non-cash write-offs associated with employee-related costs are the result of curtailment charges for pension plans due to the initiatives implemented.

The charges and adjustments of initiatives approved to date by reportable business segment were as follows:

				Central
	North	Latin	Western	& Eastern	Asia
	America	America	Europe	Europe	Pacific	China	Corporate	Total

Current quarter charges:	$25.3	$15.2	$30.7	$5.4	$12.9	$3.1	$15.3	$107.9
Costs recorded to date:	32.2	18.7	43.4	5.4	30.5	7.9	21.4	159.5
Total expected costs:	55.7	19.6	43.4	5.4	35.5	8.7	21.4	189.7

In addition to the charges included in the table above, we will incur other costs to implement such as accelerated depreciation and consulting and other professional services. As noted previously, we expect to incur total costs in the range of $500.0 to implement all restructuring initiatives, including other costs to implement these initiatives, over the next several years. The amounts shown in the table above relate to initiatives that have been approved and recorded in the financial statements to date as the costs are probable and estimable.

11. GOODWILL AND INTANGIBLE ASSETS

On October 18, 2005, we purchased the Avon direct-selling business of our licensee in Colombia for approximately $154.0 in cash, pursuant to a share purchase agreement that Avon International Holdings Company, a wholly-owned subsidiary of the Company, entered into with Sarastro Ltd. Ldc. on October 7, 2005. The acquired business is being operated by a new wholly-owned subsidiary under the name “Avon Colombia” and is included in our Latin America operating segment. We had a pre-existing license arrangement with the acquired business. The negotiated terms of the license agreement were considered to be at market rates; therefore, no settlement gain or loss was recognized upon acquisition. During the fourth quarter of 2005, we recorded a preliminary purchase price allocation, which resulted in goodwill of $94.8, licensing agreement of $32.0 (four-year useful life), customer relationships of $35.1 (seven-year weighted-average useful life), and a noncompete agreement of $3.9 (three-year useful life). During the first quarter of 2006, we gathered additional data to refine certain assumptions of the valuation. The revised purchase price allocation resulted in goodwill of $96.4, licensing agreement of $36.0 (four-year useful life), customer relationships of $28.6 (five-year weighted-average useful life), and a noncompete agreement of $3.9 (three-year useful life).

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

		Central
	Western	& Eastern	Latin	Asia
Goodwill	Europe	Europe	America	Pacific	China	Total

Balance at December 31, 2005	$24.6	$8.7	$95.7	$10.1	$32.5	$171.6
Adjustments	-	-	1.5	-	-	1.5
Foreign exchange	(.1)	-	.2	.1	-	.2

Balance at March 31, 2006	$24.5	$8.7	$97.4	$10.2	$32.5	$173.3

Intangible assets
	March 31, 2006		December 31, 2005

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets
Customer relationships	$34.3	$(8.0)	$40.8	$(3.3)
Licensing agreements	36.0	(3.9)	32.0	(1.6)
Noncompete agreements	9.2	(3.8)	9.2	(3.4)

Total	$79.5	$(15.7)	$82.0	$(8.3)

Estimated Amortization Expense:
2006	$17.7
2007	15.2
2008	14.9
2009	13.9
2010	5.3

Aggregate amortization expense during the three months ended March 31, 2006 and 2005 was $7.4 and $.1, respectively.

AVON PRODUCTS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 63 countries and territories, including the United States, and distribute products in 51 more. Effective January 1, 2006, we began managing operations in Central and Eastern Europe and also China as stand-alone operating segments. These changes increase the number of operating segments to six. Effective January 1, 2006, we also established global Brand Marketing and Supply Chain organizations. Product categories include Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness and mark. are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.1 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve steady, profitable growth, while in developing and emerging markets we have higher growth targets.

Our Latin American segment drove revenue growth during the first quarter of 2006, with Central and Eastern Europe and North America also contributing to the growth. Revenue for our Western Europe, Middle East and Africa segment was flat, while revenue declined in our China segment and our Asia Pacific segment.

Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. As a result of the adoption of SFAS 123R, we recorded $11.8 of expense within Marketing, distribution and administrative expenses during the first quarter of 2006. The adoption of FAS 123R during the first quarter of 2006 decreased net income by $7.8, basic and diluted earnings per share by $.02, and net cash provided by operating activities by $1.0, while it increased net cash provided by financing activities by $1.0.

Strategic Initiatives

In November 2005 we announced a four-point turnaround plan to restore sustainable growth to our business. This plan includes:

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

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005, we announced a multi-year restructuring plan. In the first quarter of 2006, we incurred expenses of $120.1 for actions associated with our multi-year restructuring plan, primarily for employee related costs, including severance, pension and other termination benefits and professional service fees related to these initiatives. These actions include:

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

  organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;
  the phased outsourcing of certain services in North America and the realignment of certain manufacturing processes; and
  the exit of certain unprofitable operations.

See Note 10, Restructuring Initiatives, for further information. The charges were included in marketing, distribution and administrative expenses.

We expect to record additional restructuring expenses totaling approximately $30.2 before taxes primarily during 2006 associated with actions for which charges have been recorded to date. In addition to the charges included in the table above, we will incur other costs to implement such as accelerated depreciation and consulting and other professional services. As noted previously, we expect to incur total costs in the range of $500.0 to implement all restructuring initiatives, including other costs to implement these initiatives, over the next several years. We also expect to announce additional initiatives as they are approved.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO 2005

Consolidated
			Favorable
			(Unfavorable)
			%/Point
	2006	2005	Change

Total revenue	$2,003.2	$1,881.1	6%
Cost of sales	779.7	698.2	(12)%
Advertising expenses*	39.6	25.2	(57)%
Marketing, distribution and administrative expenses	1,137.3	922.4	(23)%
Operating profit	86.2	260.5	(67)%
Interest expense	26.5	10.1	(162)%
Interest income	(13.2)	(7.8)	69%
Other expense, net	1.6	4.5	64%
Net income	56.2	172.0	(67)%
Diluted earnings per share	.12	.36	(67)%

Gross margin	61.1%	62.9%	(1.8)
Marketing, distribution and administrative
expenses as a % of total revenue	56.8%	49.0%	(7.8)
Operating margin	4.3%	13.9%	(9.6)
Effective tax rate	20.3%	31.5%	11.2

Units sold			3%
Active Representatives			4%

* Advertising expenses are included within Marketing, distribution and administrative expenses.

Revenue

Total revenue increased 6% in 2006, with no net impact from foreign exchange, primarily due to larger average order, as well as the acquisition of our licensee in Colombia during the fourth quarter of 2005. Revenue grew in North America, Latin America, and Central and Eastern Europe. Revenue was flat in Western Europe, Middle East and Africa, and revenue declined in Asia Pacific and China. The acquisition of our licensee in Colombia increased the consolidated active Representatives growth rate by 4 points and the units sold by 2 points.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

On a category basis, the 2006 increase in revenue was primarily driven by an increase of 6% in Beauty sales. Beauty Plus sales increased 16%, and Beyond Beauty sales decreased 4%.

Gross Margin

Gross margin decreased 1.8 points in 2006 primarily due to higher inventory obsolescence provisions as a result of a program to reduce the “size of line” in the number of stock keeping units, or SKUs, being offered.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in gross margin by segment.

Marketing, Distribution and Administrative Expenses

Marketing, distribution and administrative expenses increased $214.9 in 2006, primarily due to $120.6 million of costs incurred to implement our restructuring initiatives. Additionally, higher compensation, higher advertising, and the acquisition of our business in Colombia during the fourth quarter of 2005 contributed to the increase in Marketing, distribution and administrative expenses. We also recorded additional expense of $11.8 within Marketing, distribution and administrative expenses due to the adoption of FAS 123R.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense increased in 2006, mainly due to higher debt levels due to our share repurchase plan, as well as higher interest rates. At March 31, 2006, we held interest rate swap agreements that effectively converted approximately 40% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income increased in 2006, primarily due to higher cash and cash equivalent balances invested offshore at higher interest rates during the first quarter of 2006.

Effective Tax Rate

When comparing the effective tax rates in the first quarter of 2006 and 2005, the tax rate in 2006 was favorably impacted by approximately 18 points due to audit settlements and the closure of tax years by expiration of the statute of limitations. These benefits to the tax rate were partially offset by the unfavorable tax impact associated with our restructuring initiatives.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Segment Review

North America
			%/Point Change

				Local
	2006	2005	US$	Currency

Revenue	$613.8	$594.7	3%	3%
Operating profit	38.0	64.4	(41)%	(41)%
Operating margin	6.2%	10.8%	(4.6)	(4.6)

Units sold				(3)%
Active Representatives				(5)%

Total revenue grew 3%, with all markets showing growth, reflecting the larger average order received from Representatives more than offsetting the decline in active Representatives. The larger average order was driven by strength in Beauty Plus, as well as strong product launches in skin care.

The decrease in 2006 operating margin in North America was primarily driven by costs incurred to implement restructuring initiatives, which negatively impacted operating margin by 4.2 points. Additionally, higher spending on advertising and higher inventory obsolescence was partially offset by operating efficiencies.

Latin America

			%/Point Change

				Local
	2006	2005	US$	Currency

Revenue	$612.6	$477.2	28%	20%
Operating profit	69.0	82.4	(16)%	(23)%
Operating margin	11.3%	17.3%	(6.0)	(6.1)

Units sold				10%
Active Representatives				12%

Total revenue increased in 2006, reflecting growth in active Representatives and units sold, as well as favorable foreign exchange. The fourth quarter 2005 acquisition of our licensee in Colombia favorably impacted Latin America’s revenue growth by 10 points, active Representative growth by 8 points and units sold by 6 points. Continued strength in Brazil due to increased active Representatives and larger average orders more than compensated for continued softness in Mexico. Sales gains have been primarily in the Beauty category.

The decrease in operating margin in Latin America during 2006 was most significantly impacted by costs to implement our restructuring initiatives, which negatively impacted operating margin by 2.5 points. Additionally, higher inventory obsolescence expense, spending on advertising, and compensation related expense were partially offset by operating efficiencies due to the revenue increase.

Currency restrictions enacted by the Venezuelan government in 2003 limit the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. The lack of foreign currency has required Avon Venezuela to rely on parent company support in order to continue importing a portion of its material for its operations. Avon Venezuela’s results of operations in U.S. dollars have been and are expected to continue to be negatively impacted until foreign currency is made readily available to importers. At March 31, 2006,

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Avon Venezuela had cash balances of approximately $105.3 primarily denominated in bolivars, of which a significant portion is awaiting government approval for remittance.

We use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2005, Avon Venezuela’s revenue and operating profit represented approximately 3% and 6% of consolidated revenue and consolidated operating profit, respectively.

Western Europe, Middle East and Africa

			%/Point Change

				Local
	2006	2005	US$	Currency

Revenue	$233.0	$233.7	0%	7%
Operating profit	(34.1)	4.9	(796)%	(1,027)%
Operating margin	(14.6)%	2.1%	(16.7)	(16.5)

Units sold				6%
Active Representatives				2%

Total Revenue decreased slightly due to unfavorable foreign exchange, but increased in local currency reflecting growth in units sold and active Representatives. The revenue growth was primarily driven by Turkey, which benefited from increased consumer investment and a significant increase in active Representatives.

Operating margin was impacted by incremental costs during 2006 associated with costs to implement restructuring initiatives, which negatively impacted operating margin by 13.3 points. To a lesser extent, operating margin was negatively impacted by higher obsolescence expense.

Central and Eastern Europe

			%/Point Change

				Local
	2006	2005	US$	Currency

Revenue	$306.0	$296.3	3%	7%
Operating profit	61.7	88.7	(30)%	(28)%
Operating margin	20.2%	29.9%	(9.7)	(9.7)

Units sold				5%
Active Representatives				13%

Total revenue increased in 2006 reflecting growth in active Representatives and units sold, partially offset by unfavorable foreign exchange. The region’s revenue growth was driven primarily by growth in Russia, although at a slower rate than in the prior year.

Operating margin was negatively impacted by higher product costs, which negatively impacted operating margin by 2.3 points, and costs to implement restructuring initiatives, which decreased operating margin by 1.8 points. Higher inventory obsolescence expense, advertising, and compensation-related expenses also contributed to the operating margin decline.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Asia Pacific

			%/Point Change

				Local
	2006	2005	US$	Currency

Revenue	$190.4	$214.7	(11)%	(8)%
Operating profit	(2.1)	29.3	(107)%	(108)%
Operating margin	(1.1)%	13.6%	(14.7)	(14.9)

Units sold				(10)%
Active Representatives				(15)%

Total revenue decreased in 2006 reflecting a decline in active Representatives and units sold. Excluding Indonesia, which was closed during the first quarter of 2006, units declined 6% and active Representatives declined 13%. The region’s revenue decline was primarily attributable to continuing declines in all measures in Japan as that market continued a strategic shift from a direct-mail oriented market to a direct-selling market.

Asia Pacific operating margin declined, primarily due to incremental expenses during 2006 for costs to implement restructuring initiatives (which decreased segment margin by 6.8 points). Additionally, higher inventory obsolescence expense and the decline in revenues contributed to the operating margin decline.

China

			%/Point Change

				Local
	2006	2005	US$	Currency

Revenue	$47.4	$64.5	(27)%	(29)%
Operating profit	(.6)	14.5	(104)%	(104)%
Operating margin	(1.2)%	22.5%	(23.7)	(23.8)

Units sold				(18)%
Active Representatives				NA

Total revenue declined 27%, or 29% on a local currency basis, as Avon’s Beauty Boutique owners in China continued to place smaller orders with the Company in connection with the anticipated resumption of direct selling. Beginning in the second quarter of 2005, our China Beauty Boutique owners reduced the size of their orders as compared to the prior year in connection with the anticipated resumption of direct selling.

In April 2005, the Chinese government granted approval to Avon to proceed with a limited test of direct selling in certain areas. The Chinese government later issued direct selling regulations in late 2005 to become effective with the opening of the licensing application process in December 2005. In late February 2006, Avon was granted a direct selling license by China’s Ministry of Commerce. That license allowed Avon to commence direct selling in China pursuant to the regulations issued by that government in late 2005 and the terms and conditions specified in the license.

The exit of a retail brand, UP2U, also negatively impacted first quarter 2006 revenue.

The operating margin decrease was primarily driven by the revenue decline, while we are increasing our advertising. Additionally, costs to implement restructuring initiatives negatively impacted operating margin by 6.6 points.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Global Expenses
	Three Months
	Ended March 31
	2006	2005	% Change

Total Global expenses	$118.8	$81.6	46%
Allocated to segments	(73.1)	(57.9)	26%

Net Global expenses	$45.7	$23.7	93%

Global expenses increased $37.2 primarily due to costs of $27.0 to implement restructuring initiatives. Global expenses also included $11.8 of higher share-based compensation due to our adoption of FAS 123R effective January 1, 2006. The costs of implementing restructuring initiatives recorded within Global expenses were not included in the amounts allocated to the segments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, commercial paper and borrowings under lines of credit. Management currently believes that cash from operations (including the impacts of cash required for restructuring initiatives) and available sources of public and private financing are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program, possible acquisitions and other cash needs.

Inventory levels have continued to increase during the first quarter of 2006 from $801.7 at December 31, 2005 to $860.0 at March 31, 2006, and inventory days increased 7 days as compared to March 31, 2005. As previously mentioned, we have established a Global Supply Chain organization. This organization will have increased focus on a size-of-line reduction program, in line with Avon’s major initiative to boost brand competitiveness.

Cash Flows

Net Cash Provided (Used) by Operating Activities

Lower pension contributions of $47.0 during 2006 as compared to 2005, as well as lower payments associated with incentive compensation were the primary contributors to the change in net cash provided (used) by operating activities year over year. To a lesser extent, 2006 benefited from favorable working capital levels in accounts receivable. The lower income related cash flow (net income adjusted for non-cash items) during 2006 was substantially offset by higher accruals for restructuring initiatives.

Net Cash Used by Investing Activities

Net cash used by investing activities in 2006 was $8.4 lower than in 2005 resulting from lower capital expenditures due to fewer major construction projects during 2006.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2006 was $27.2 as compared to $84.5 in 2005, mainly driven by higher short-term borrowings during 2005 and lower proceeds from stock option exercises during 2006.

We increased our dividend payments to $.175 per share in the first quarter of 2006 from $.165 per share in the same period of 2005.

AVON PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of March 31, 2006.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $402.8 outstanding under this program as of March 31, 2006.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At March 31, 2006 and December 31, 2005, we held interest rate swap agreements that effectively converted approximately 40% and 60%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. We derive approximately 70% to 75% of our consolidated revenue from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We may reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Additionally, certain of our subsidiaries held U.S. dollar denominated assets, primarily to minimize foreign-currency risk and provide liquidity.

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
  the possibility of business disruption in connection with our multi-year restructuring initiatives;
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
  the effect of political, legal and regulatory risks, as well as foreign exchange or other restrictions, imposed on us, our operations or our Representatives by governmental entities;
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
  a general economic downturn, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, or other sudden disruption in business operations beyond our control as a result of events such as September 11, 2001 or Hurricane Katrina;
  the quality, safety and efficacy of our products;
  our ability to attract and retain key personnel and executives;
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
  our ability to protect our intellectual property rights;
  the risk of an adverse outcome in our material pending and future litigations;
  our access to financing; and
  the impact of possible pension funding obligations and increased pension expense on our cash flow and results of operations.

Additional information identifying such factors is contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the U.S. Securities and Exchange Commission. We undertake no obligation to update any such forward-looking statements.

Avon Products, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with the evaluation by our principal executive and principal financial officers of changes in internal control over financial reporting that occurred during our last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal there was control over financial reporting.

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

				Total Number of
				Shares Purchased as	Approximate Dollar
	Total Number			Part of Publicly	Value of Shares that
	of Shares		Average Price	Announced Programs	May Yet Be Purchased
	Purchased		Paid per Share	(1)	Under the Program

1/1/06 - 1/31/06	574,097	(2)	$28.67	574,000	$983,309,000
2/1/06 - 2/28/06	482,064	(3)	27.94	423,397	971,506,000
3/1/06 - 3/31/06	482,840	(4)	29.90	449,000	958,052,000

Total	1,539,001			1,446,397

(1) All of the shares purchased as part of our publicly announced share repurchase program during the first quarter consists of (i) shares purchased in open-market transactions and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock based obligations under our Deferred Compensation Plan, pursuant to Avon’s publicly announced $1.0 billion program, announced on February 1, 2005, which commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.

(2) Includes share repurchases under our publicly announced programs and 97 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3) Includes share repurchases under our publicly announced programs and 58,667 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4) Includes share repurchases under our publicly announced programs and 33,840 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
------------------------------------
(Registrant)

Date: April 28, 2006	/S/ RICHARD S. FOGGIO
------------------------------------
Richard S. Foggio
Group Vice President,
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

10.1	Revolving Credit and Competitive Advance Facility Agreement, dated as of January 13, 2006, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit10.1 to Avon’s Current Report on Form 8-K filed on January 13, 2006)

10.2	Fourth Amendment to the Avon Products, Inc. Compensation Plan for Non-Employee Directors, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 31, 2006)

10.3	Amendment to Avon Products, Inc. Restricted Stock Unit Award Agreement dated March 11, 2004 of Robert J. Corti, effective February 28, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 3, 2006)

10.4	Description of Compensation Arrangement for Susan J. Kropf (incorporated by reference to Item 1.01 of Avon’s Current Report on Form 8-K filed on March 9, 2006)

10.5	Avon Products, Inc. 2006-2007 Turnaround Incentive Plan, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 31, 2006)

10.6	Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002