Form 10-Q
period 2006-06-30
AVON PRODUCTS INC
filed 2006-07-31
CIK 8868

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock (par value $.25) outstanding at June 30, 2006 was 447,676,240.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30
In millions, except per share data	2006	2005
Net sales	$2,058.9	$1,963.9
Other revenue	20.6	20.4

Total revenue	2,079.5	1,984.3
Costs, expenses and other:
Cost of sales	776.5	730.4
Marketing, distribution and administrative expenses	1,077.7	909.9

Operating profit	225.3	344.0

Interest expense	23.9	10.5
Interest income	(16.7)	(8.1)
Other expense, net	.8	.8

Total other expenses	8.0	3.2

Income before taxes and minority interest	217.3	340.8
Income taxes	66.6	10.3

Income before minority interest	150.7	330.5
Minority interest	.2	(1.9)

Net income	$150.9	$328.6

Earnings per share:
Basic	$.34	$.70
Diluted	$.33	$.69

Weighted-average shares outstanding:
Basic	449.36	471.45
Diluted	451.87	475.57

Cash dividends per common share	$.175	$.165

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30
In millions, except per share data	2006	2005
Net sales	$4,041.3	$3,824.8
Other revenue	41.4	40.6

Total revenue	4,082.7	3,865.4
Costs, expenses and other:
Cost of sales	1,556.2	1,428.6
Marketing, distribution and administrative expenses	2,215.0	1,832.3

Operating profit	311.5	604.5

Interest expense	50.4	20.6
Interest income	(29.9)	(15.9)
Other expense, net	2.4	5.3

Total other expenses	22.9	10.0

Income before taxes and minority interest	288.6	594.5
Income taxes	81.1	90.1

Income before minority interest	207.5	504.4
Minority interest	(.4)	(3.8)

Net income	$207.1	$500.6

Earnings per share:
Basic	$.46	$1.06
Diluted	$.46	$1.05

Weighted-average shares outstanding:
Basic	450.05	471.70
Diluted	452.24	476.28

Cash dividends per common share	$.35	$.33

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	June 30 2006	December 31 2005
Assets
Current Assets
Cash and cash equivalents	$1,114.5	$1,058.7
Accounts receivable, net	565.2	634.1
Inventories	897.4	801.7
Prepaid expenses and other	471.1	435.1

Total current assets	3,048.2	2,929.6

Property, plant and equipment, at cost	1,985.3	1,996.9
Less accumulated depreciation	(949.9)	(946.1)

	1,035.4	1,050.8
Other assets	1,052.8	791.6

Total assets	$5,136.4	$4,772.0

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$503.9	$882.5
Accounts payable	524.6	538.2
Accrued compensation	256.9	226.1
Other accrued liabilities	556.6	456.3
Sales and taxes other than income	172.6	172.4
Income taxes	188.1	234.8

Total current liabilities	2,202.7	2,510.3

Long-term debt	1,245.0	766.5
Employee benefit plans	452.0	484.2
Deferred income taxes	29.0	34.3
Other liabilities	202.5	182.5

Total liabilities	$4,131.2	$3,977.8

Contingencies (Note 6)

Shareholders’ equity
Common stock	183.4	182.9
Additional paid-in capital	1,499.3	1,448.7
Retained earnings	3,282.5	3,233.1
Accumulated other comprehensive loss	(492.6)	(740.9)
Treasury stock, at cost	(3,467.4)	(3,329.6)

Total shareholders’ equity	1,005.2	794.2

Total liabilities and shareholders’ equity	$5,136.4	$4,772.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
In millions	2006	2005
Cash Flows from Operating Activities
Net income	$207.1	$500.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.1	63.7
Provision for doubtful accounts	68.8	60.3
Provision for obsolescence	62.5	29.5
Asset impairment	8.2	—
Share-based compensation	33.3	5.7
Deferred income taxes	(30.1)	3.0
Other	9.8	5.1
Changes in assets and liabilities:
Accounts receivable	(.7)	(28.2)
Inventories	(161.0)	(147.4)
Prepaid expenses and other	(11.6)	(10.3)
Accounts payable and accrued liabilities	106.6	(47.9)
Income and other taxes	(43.2)	(112.7)
Noncurrent assets and liabilities	(40.4)	(87.8)

Net cash provided by operating activities	289.4	233.6

Cash Flows from Investing Activities
Capital expenditures	(63.0)	(86.6)
Disposal of assets	6.8	7.3
Purchases of investments	(21.3)	(40.9)
Proceeds from sale of investments	10.6	30.5
Other investing activities	—	(.6)

Net cash used by investing activities	(66.9)	(90.3)

Cash Flows from Financing Activities*
Cash dividends	(160.2)	(159.7)
Book overdrafts	(.5)	(.3)
Debt, net (maturities of three months or less)	(374.7)	212.3
Proceeds from debt	504.2	26.7
Retirement of short-term debt	(14.7)	(4.2)
Proceeds from exercise of stock options	14.6	55.2
Tax benefit realized for stock options exercised	1.9	—
Repurchase of common stock	(129.6)	(129.7)

Net cash (used) provided by financing activities	(159.0)	.3

Effect of exchange rate changes on cash and equivalents	(7.7)	(33.1)

Net increase in cash and equivalents	55.8	110.5
Cash and equivalents at beginning of year	1,058.7	769.6

Cash and equivalents at end of period	$1,114.5	$880.1

*	Non-cash financing activities in 2006 and 2005 included the change in fair market value of interest rate swap agreements of ($19.6) and $2.4, respectively.

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

New Accounting Pronouncements

Prior to January 1, 2006, we applied the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for our stock-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

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

The impact from the adoption of FAS 123R during 2006, including restricted stock units granted in connection with changes to share-based compensation plan design related to the adoption, decreased income before taxes and minority interest for the three and six months ended June 30, 2006 by $14.7 and $26.8, respectively, net income for the three and six months by $9.7 and $17.8, respectively, diluted earnings per share for the three and six months ended June 30, 2006 by $.02 and $.04, respectively, and net cash provided by operating activities for the six month period by $1.9, while it increased net cash provided by financing activities for the six month period by $1.9.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005 were as follows:

	Three Months Ended June 2005	Six Months Ended June 2005
Net income, as reported	$328.6	$500.6
Add: Compensation expense recognized for restricted stock, net of taxes	1.8	3.7
Less: Stock-based compensation expense determined under FAS No. 123, net of taxes	(10.1)	(19.0)

Pro forma net income	$320.3	$485.3

Earnings per share:
Basic - as reported	$.70	$1.06
Basic - pro forma	$.68	$1.03
Diluted - as reported	$.69	$1.05
Diluted - pro forma	$.67	$1.02

We recognized compensation cost of $17.8 and $33.3 for stock options, restricted stock and stock appreciation rights during the three and six months ended June 30, 2006, respectively. The total income tax benefit recognized for share-based arrangements was $6.1 and $11.4 for the three and six months ended June 30, 2006, respectively.

See Note 4, Share-Based Payments, for further information on stock-based compensation plans.

Inventory

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which requires certain inventory-related costs to be expensed as incurred. FAS 151 was effective January 1, 2006. The adoption of SFAS 151 had no impact on the Consolidated Financial Statements.

Income Taxes

In June 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation is effective January 1, 2007 for Avon. We are currently evaluating the impact of this interpretation on our Consolidated Financial Statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

2. EARNINGS PER SHARE

	Three Months Ended June 30		Six Months Ended June 30
Components of Basic and Diluted Earnings per Share (shares in millions)	2006	2005	2006	2005
Numerator:
Net income	$150.9	$328.6	$207.1	$500.6
Denominator:
Basic EPS weighted-average shares outstanding	449.36	471.45	450.05	471.70
Diluted effect of assumed conversion of stock-based awards	2.51	4.12	2.19	4.58

Dilutive EPS adjusted weighted-average shares outstanding	451.87	475.57	452.24	476.28

Earnings per Share:
Basic EPS	$.34	$.70	$.46	$1.06
Diluted EPS	$.33	$.69	$.46	$1.05

At June 30, 2006 and 2005, we did not include stock options to purchase 14.7 million shares and 7.0 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 4.5 million shares of Avon common stock for $137.9 during the first six months of 2006, as compared to approximately 3.4 million shares of Avon common stock for $135.3 during the first six months of 2005 under our previously announced share repurchase program. At June 30, 2006, purchases of approximately 274,000 shares for $8.3 were not settled until July 2006. At June 30, 2005, purchases of approximately 148,000 shares for $5.6 were not settled until July 2005.

3. INVENTORIES

Components of Inventories	June 30 2006	December 31 2005
Raw materials	$239.8	$208.3
Finished goods	657.6	593.4

Total	$897.4	$801.7

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

We recognized compensation cost of $17.8 and $33.3 for stock options, restricted stock and stock appreciation rights during the three and six months ended June 30, 2006, respectively. The total income tax benefit recognized for share-based arrangements was $6.1 and $11.4 for the three and six months ended June 30, 2006, respectively.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the following periods:

	Six Months Ended June 30
	2006	2005
Risk-free rate (a)	4.8%	4.1%
Expected term (b)	4 years	4 years
Expected volatility (c)	26%	24%
Expected dividends (d)	2.4%	1.4%

(a)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(b)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
(c)	Expected volatility is based on the weekly historical volatility of our stock price, over the expected life of the option.
(d)	Assumes the current cash dividends of $.175 per share each quarter on Avon’s common stock for options granted during 2006 and $.165 per share for options granted during 2005.

The weighted-average grant-date fair values per share of options granted during the six months ended June 30, 2006 and 2005 were $6.75 and $9.24, respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

A summary of stock options as of June 30, 2006, and changes during the six months ended June 30, 2006, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	24,044	$31.66
Granted	3,031	30.92
Exercised	(717)	23.00
Forfeited or expired	(512)	36.71

Outstanding at June 30, 2006	25,846	$31.71	7.2	$78.6

Exercisable at June 30, 2006	16,390	$28.65	6.2	$79.7

As of June 30, 2006, there was approximately $42.7 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.5 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during the six months ended June 30, 2006 and 2005, was as follows:

	2006	2005
Cash proceeds from stock options exercised	$14.6	$55.2
Tax benefit realized for stock options exercised	1.9	—
Intrinsic value of stock options exercised	5.6	54.4

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units was determined based on the average of the high and low market prices of our common stock on the grant date.

A summary of restricted stock and restricted stock units as of June 30, 2006, and changes during the six months ended June 30, 2006, is as follows:

	Restricted Stock and Units (in 000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,037	$33.53
Granted	1,141	30.79
Vested	(228)	28.55
Forfeited	(25)	33.46

Nonvested at June 30, 2006	1,925	$32.50

The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2006 was $6.6, based upon market prices on the vesting dates. As of June 30, 2006, there was approximately $42.5 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30
	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net Periodic Benefit Costs	2006	2005	2006	2005	2006	2005
Service cost	$6.1	$7.3	$4.7	$5.4	$1.0	$.5
Interest cost	11.6	12.2	7.3	9.1	2.8	1.9
Assumed return on plan assets	(13.5)	(13.3)	(6.4)	(7.2)	—	—
Amortization of prior service cost	(.6)	(.6)	.1	.4	(1.7)	(1.2)
Amortization of actuarial losses	8.3	9.9	2.7	2.7	.7	.1
Settlements/Curtailments	3.6	—	2.5	—	(2.1)	—
Special termination benefits	.2	—	.1	—	3.3	—

Net periodic benefit costs	$15.7	$15.5	$11.0	$10.4	$4.0	$1.3

	Six Months Ended June 30
	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net Periodic Benefit Costs	2006	2005	2006	2005	2006	2005
Service cost	$14.9	$14.9	$9.8	$10.9	$1.7	$1.2
Interest cost	24.5	24.5	15.3	18.3	5.0	4.3
Assumed return on plan assets	(27.2)	(25.9)	(13.4)	(14.5)	—	—
Amortization of transition liability	—	—	—	.1	—	—
Amortization of prior service cost	(1.2)	(1.1)	.3	.7	(3.3)	(2.5)
Amortization of actuarial losses	18.7	19.0	5.7	5.4	1.2	.4
Settlements/Curtailments	4.7	—	1.7	—	(2.1)	—
Special termination benefits	3.0	—	2.8	—	3.3	—

Net periodic benefit costs	$37.4	$31.4	$22.2	$20.9	$5.8	$3.4

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute approximately $89.0 and $42.0 to our U.S. and non-U.S. pension plans, respectively, in 2006. As of June 30, 2006, we made approximately $46.0 and $26.0 of contributions to the U.S. and non-U.S plans, respectively. In 2006, we anticipate contributing an additional $7.0 and $17.0 to fund our U.S. and non-U.S. pension plans.

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

Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. In January 2006, we filed a motion to strike the plaintiffs’ asserted nationwide class. In

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

February 2006, the trial court declined to grant our motion but instead certified the issue to the Court of Appeal on an interlocutory basis. In April 2006, the Court of Appeal denied our motion and instructed the trial court to consider the issue at a subsequent point in the proceedings. We believe that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $93.0 at the exchange rate on June 30, 2006, plus penalties and accruing interest totaling approximately $173.0 at the exchange rate on June 30, 2006. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $205.0 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $61.0) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $114.0 at the exchange rate on June 30, 2006, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $245.0 at the exchange rate on June 30, 2006, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

Roqueta v. Avon Products, Inc., et al. is a purported class action commenced in April 2005 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The action seeks general damages, special damages and punitive damages for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and Florida statutes regarding misleading advertisements, and for negligent and fraudulent misrepresentation. The purported class includes “all persons who have purchased skin care products from the Defendant that have been falsely advertised to have an ‘anti-cellulite’ or cellulite reducing effect.” We removed the action to the United States District Court for the Southern District of Florida and moved to dismiss the complaint for failure to state a claim upon which relief can be granted. In August 2005 the court dismissed plaintiff’s claims for negligent and fraudulent misrepresentation, with prejudice. The court also dismissed plaintiff’s remaining claims but granted plaintiff leave to amend her complaint, which she has done. In July 2006, the court issued an order denying a motion by the plaintiff to certify this action as a class action. Plaintiff has not yet indicated whether she will seek to appeal the court’s order. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2006, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

7. COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30
Components of Comprehensive Income	2006	2005	2006	2005
Net income	$150.9	$328.6	$207.1	$500.6
Foreign currency translation adjustments	(7.7)	(5.0)	(10.6)	(46.8)
Minimum pension liability adjustment	260.8	—	260.8	—
Change in unrealized gains from available-for-sale securities	(.1)	(1.2)	(.2)	(.5)
Change in derivative (losses) gains on cash flow hedges	(.7)	1.0	(1.7)	2.8

Comprehensive income	$403.2	$323.4	$455.4	$456.1

Cash flow hedges impacted comprehensive income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net losses on derivative instruments	$(2.0)	$(8.7)	$(9.3)	$(16.0)
Reclassification of net losses to earnings	1.3	9.7	7.6	18.8

Net impact to comprehensive income	$(.7)	$1.0	$(1.7)	$2.8

During the second quarter of 2006, as a result of our restructuring initiatives, we performed remeasurements of plan assets and liabilities for certain pension plans in various countries. As a consequence of these remeasurements, we recorded minimum pension liability adjustments during the three months ended June 30, 2006.

At December 31, 2005, we recognized a “minimum pension liability” on our balance sheet for each pension plan if the fair value of the assets of that pension plan was less than the accumulated benefit obligation (“ABO”). In order to recognize this minimum pension liability, we recorded a charge in accumulated other comprehensive loss in Shareholders’ equity. In the second quarter of 2006, $260.8 of the previous charges recorded in accumulated other comprehensive loss, primarily related to the U.S. qualified pension plan, were no longer required. This U.S. qualified pension plan became fully funded on an ABO basis during the second quarter of 2006, primarily due to an increase in the discount rate used to determine the benefit obligation from 5.5% at December 31, 2005 to 6.4% as of the remeasurement date during the second quarter of 2006. The minimum pension liability adjustments recorded during the second quarter resulted in an approximate $230.0 increase in other assets. The adjustments had no impact on our net income, liquidity or cash flows.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

8. SEGMENT INFORMATION

Effective January 1, 2006, we began managing Central & Eastern Europe and also China as stand-alone business units. These changes increase the number of our operating segments to six: North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. Also effective January 1, 2006, we began allocating certain expenses, previously classified as global expenses, to our business segments. Other costs associated with the corporate function remain unallocated as global expenses. The costs of implementing restructuring initiatives recorded within Global expenses were not included in the amounts allocated to the segments.

We have reclassified prior year segment reporting for comparison purposes. Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30
	2006		2005
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
North America	$620.1	$60.8	$617.8	$95.5
Latin America	653.1	96.6	560.3	127.2
Western Europe, Middle East & Africa	273.5	25.8	267.5	29.2
Central & Eastern Europe	288.6	71.1	276.3	79.7
Asia Pacific	196.3	12.1	218.1	32.7
China	47.9	(4.3)	44.3	(1.4)

Total from operations	2,079.5	262.1	1,984.3	362.9
Global and other	—	(36.8)	—	(18.9)

Total	$2,079.5	$225.3	$1,984.3	$344.0

	Six Months Ended June 30
	2006		2005
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
North America	$1,233.9	$98.8	$1,212.4	$159.9
Latin America	1,265.7	165.6	1,037.5	209.6
Western Europe, Middle East & Africa	506.5	(8.3)	501.2	34.1
Central & Eastern Europe	594.6	132.8	572.7	168.4
Asia Pacific	386.7	10.0	432.8	62.0
China	95.3	(4.9)	108.8	13.1

Total from operations	4,082.7	394.0	3,865.4	647.1
Global and other	—	(82.5)	—	(42.6)

Total	$4,082.7	$311.5	$3,865.4	$604.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Beauty*	$1,448.8	$1,390.7	$2,834.1	$2,702.3
Beauty Plus**	416.0	369.7	814.5	712.3
Beyond Beauty***	194.1	203.5	392.7	410.2

Net sales	2,058.9	1,963.9	4,041.3	3,824.8
Other revenue****	20.6	20.4	41.4	40.6

Total revenue	$2,079.5	$1,984.3	$4,082.7	$3,865.4

*	Beauty includes cosmetics, fragrances, skin care and toiletries.
**	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
***	Beyond Beauty includes home products and gift and decorative products.
****	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

9. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended June 30		Six Months Ended June 30
Components of Other Expense, net	2006	2005	2006	2005
Foreign exchange (gains) losses, net	$.1	$3.9	$(.4)	$5.8
Amortization of debt issue costs and other financing	2.1	1.6	4.4	3.6
Gains on available-for-sale securities	—	(4.9)	—	(2.7)
Other	(1.4)	.2	(1.6)	(1.4)

Other expense, net	$.8	$.8	$2.4	$5.3

10. RESTRUCTURING INITIATIVES

In November 2005, we announced a multi-year turnaround plan as part of a major drive to fuel revenue growth and expand profit margins, while increasing consumer investments. As part of the turnaround plan, restructuring initiatives will include:

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Restructuring Charges – First and Second Quarters 2006

In first and second quarters of 2006, exit and disposal activities that are a part of our restructuring initiatives were approved. Specific actions for this phase of our restructuring initiatives included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

•	the phased outsourcing of certain services in North America and the realignment of certain manufacturing processes; and

•	the exit of certain unprofitable operations.

The actions described above are expected to be completed during 2006, except for the outsourcing of certain services in North America, which is expected to be completed in phases through 2008.

In connection with initiatives that have been approved to date, we recorded charges of $47.9 pretax and $156.3 pretax in the three and six months ended June 30, 2006, respectively, primarily for employee-related costs, including severance, pension and other termination benefits. These charges were included in marketing, distribution and administrative expenses. Approximately 85% of these charges are expected to result in future cash expenditures, with a majority of the cash payments expected to be made during 2006. We recorded favorable adjustments of $7.4 and $7.9 in the three and six months ended June 30, 2006, respectively, primarily relating to certain employees pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination). Additionally, we incurred other costs to implement of $8.9 and $21.1 for professional service fees in the three and six months ended June 30, 2006, respectively, which are recorded in marketing, distribution and administrative expenses, related to the implementation of these initiatives, resulting in total costs to implement during the three and six months ended June 30, 2006 of $49.4 and $169.5, respectively.

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance at Beginning of Year	$29.2	$—	$—	$—	$—	$29.2
Charges	146.1	8.6	.6	.2	.8	156.3
Adjustments	(6.6)	(.4)	(.9)	—	—	(7.9)
Cash payments	(54.5)	—	—	—	(.4)	(54.9)
Non-cash write-offs	(13.5)	(8.2)	.3	(.2)	—	(21.6)
Foreign exchange	.7	—	—	—	.1	.8

Ending Balance	$101.4	$—	$—	$—	$.5	$101.9

Charges incurred to date	$169.9	$9.6	$8.1	$11.6	$.8	$200.0
Charges to be incurred on approved initiatives	4.0	—	—	—	12.3	16.3

Total expected charges	$173.9	$9.6	$8.1	$11.6	$13.1	$216.3

Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Corporate	Total
First quarter 2006 charges:	$25.3	$15.2	$30.7	$5.4	$12.9	$3.1	$15.3	$107.9
Second quarter 2006 charges:	8.5	19.5	(.1)	(.3)	8.8	2.0	2.1	40.5
Charges recorded to date	40.7	38.2	42.3	6.1	39.9	9.3	23.5	200.0
Charges to be incurred on approved initiatives	13.3	1.0	1.0	—	1.0	—	—	16.3

Total expected charges	54.0	39.2	43.3	6.1	40.9	9.3	23.5	216.3

As noted previously, we expect to incur total costs to implement in the range of $500.0 for all restructuring initiatives, including restructuring charges and other costs to implement, over the next several years. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements to date as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement such as consulting and other professional services.

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

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2005	$95.7	$24.6	$8.7	$10.1	$32.5	$171.6
Adjustments	1.5	—	—	—	—	1.5
Foreign exchange	.2	(2.5)	.1	.1	—	(2.1)

Balance at June 30, 2006	$97.4	$22.1	$8.8	$10.2	$32.5	$171.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Intangible assets

	June 30, 2006		December 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$34.3	$(9.8)	$40.8	$(3.3)
Licensing agreements	36.0	(6.1)	32.0	(1.6)
Noncompete agreements	8.0	(2.9)	9.2	(3.4)

Total	$78.3	$(18.8)	$82.0	$(8.3)

Estimated Amortization Expense:
2006	$19.4
2007	15.7
2008	15.4
2009	13.0
2010	1.3

Aggregate amortization expense during the three and six months ended June 30, 2006 was $4.4 and $11.8, respectively, compared to $.1 for the same periods of 2005.

12. DEBT

In January 2006, we issued in a public offering $500.0 principal amount of notes payable that mature on January 15, 2011, and bear interest, payable semi-annually, at a per annum rate equal to 5.125%. The net proceeds from the offering were used for general corporate purposes, including the repayment of short-term debt.

AVON PRODUCTS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 60 countries and territories, including the United States, and distribute products in approximately 50 more. Effective January 1, 2006, we began managing operations in Central & Eastern Europe and also China as stand-alone operating segments. These changes increase the number of operating segments to six. Effective January 1, 2006, we also established global Brand Marketing and Supply Chain organizations. Product categories include Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness and mark. are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.1 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve steady, profitable growth, while in developing and emerging markets we have higher growth targets.

Continued growth in our Latin America segment drove revenue growth during the second quarter of 2006, with Central & Eastern Europe, Western Europe, Middle East & Africa and China also contributing to the growth. Revenue for our North America segment was flat, while revenue declined in our Asia Pacific segment. For the first time in four quarters, China experienced a slight revenue increase in the second quarter of 2006 primarily due to the commencement of direct selling. During the six months ended June 30, 2006, our Latin America segment also drove revenue growth, with Central & Eastern Europe, Western Europe, Middle East & Africa, and North America also contributing to the growth, while revenue declined in our Asia Pacific and China segments.

Operating profit in the three and six month periods ended June 30, 2006, was negatively impacted by costs associated with our turnaround plan, including restructuring charges, spending on advertising, and other strategic initiatives, as well as expenses associated with the January 1, 2006, adoption of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

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

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005, we announced a multi-year restructuring plan. In the three and six months ended June 30, 2006, we incurred costs to implement net of adjustments of $49.4 and $169.5, respectively, for actions associated with our restructuring initiatives under the plan, primarily for employee related costs, including severance, pension and other termination benefits and professional service fees related to these initiatives. These actions include:

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

•	the phased outsourcing of certain services in North America and the realignment of certain manufacturing processes; and

•	the exit of certain unprofitable operations.

We expect to incur total costs in the range of $500.0 to implement all restructuring initiatives, including restructuring charges and other costs to implement, over the next several years. We also expect to announce additional initiatives as they are approved.

See Note 10, Restructuring Initiatives, for further information.

New Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. As a result of the adoption of SFAS 123R, including restricted stock units granted in connection with changes to share-based compensation plan design related to the adoption, we recorded expense of $14.7 and $26.8 within marketing, distribution and administrative expenses during the three and six months ended June 30, 2006. The adoption of FAS 123R during the three and six months ended June 30, 2006 decreased net income by $9.7 and $17.8, basic and diluted earnings per share by $.02 and $.04, and net cash provided by operating activities by $1.9, while it increased net cash provided by financing activities by $1.9.

In July 2006, the FASB issued an interpretation of SFAS No. 109, Accounting for Income Taxes, (“FIN 48”). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation is effective January 1, 2007 for Avon. We are currently evaluating the impact of this interpretation on our Consolidated Financial Statements.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO 2005

Consolidated

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Favorable (Unfavorable) %/Point Change	2006	2005	Favorable (Unfavorable) %/Point Change
Total revenue	$2,079.5	$1,984.3	5%	$4,082.7	$3,865.4	6%
Cost of sales	776.5	730.4	(6)%	1,556.2	1,428.6	(9)%
Marketing, distribution and administrative expenses	1,077.7	909.9	(18)%	2,215.0	1,832.3	(21)%
Advertising expenses*	53.5	30.1	(78)%	93.2	55.3	(68)%
Operating profit	225.3	344.0	(35)%	311.5	604.5	(48)%
Interest expense	23.9	10.5	(128)%	50.4	20.6	145%
Interest income	(16.7)	(8.1)	106%	(29.9)	(15.9)	88%
Other expense, net	.8	.8	0%	2.4	5.3	55%
Net income	150.9	328.6	(54)%	207.1	500.6	(59)%
Diluted earnings per share	.33	.69	(52)%	.46	1.05	(56)%

Gross margin	62.6%	63.2%	(.6)	61.9%	63.0%	(1.1)
Marketing, distribution and administrative expenses as a % of total revenue	51.8%	45.9%	(5.9)	54.3%	47.4%	(6.9)
Operating margin	10.8%	17.3%	(6.5)	7.6%	15.6%	(8.0)
Effective tax rate	30.7%	3.0%	(27.7)	28.1%	15.2%	(12.9)

Units sold			(1)%			1%
Active Representatives			4%			4%

*	Advertising expenses are included within marketing, distribution and administrative expenses.

Revenue

Total revenue increased 5% in the second quarter of 2006, which benefited by 3.0 points due to the acquisition of our licensee in Colombia during the fourth quarter of 2005. Foreign exchange also contributed 1% to revenue growth. Revenue grew in Latin America, Western Europe, Middle East & Africa, Central & Eastern Europe and China. Revenue was flat in North America and declined in Asia Pacific.

On a category basis, the second quarter 2006 increase in revenue was primarily driven by an increase of 4% in Beauty sales. Beauty Plus sales increased 13%, and Beyond Beauty sales decreased 5%.

Total revenue increased 6% for the six months ended June 30, 2006, which benefited by 3.0 points due to the acquisition of our licensee in Colombia during the fourth quarter of 2005. Foreign exchange also contributed 1% to the revenue growth. Revenue grew in North America, Latin America, Western Europe, Middle East & Africa, and Central & Eastern Europe. Revenue declined in Asia Pacific and China.

On a category basis, the six-month 2006 increase in revenue was primarily driven by an increase of 5% in Beauty sales. Beauty Plus sales increased 14%, and Beyond Beauty sales decreased 4%.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Gross Margin

Gross margin decreased .6 point and 1.1 points during the second quarter and six-month periods of 2006, respectively, primarily due to an unfavorable mix of products sold and higher inventory obsolescence provisions. Our turnaround plan includes initiatives to optimize our product line and we may incur additional obsolescence charges as a result.

Marketing, Distribution and Administrative Expenses

Marketing, distribution and administrative expenses increased $167.8 during the second quarter in 2006, primarily due to $49.2 million of costs incurred to implement our restructuring initiatives. Additionally, higher compensation-related expenses, higher advertising, and the acquisition of our business in Colombia during the fourth quarter of 2005 contributed to the increase in marketing, distribution and administrative expenses. We also recorded additional expense of $14.7 within marketing, distribution and administrative expenses due to the adoption of FAS 123R.

Marketing, distribution and administrative expenses increased $382.7 during the six-month period in 2006, primarily due to $169.8 million of costs incurred to implement our restructuring initiatives. Additionally, higher compensation-related expenses, higher advertising, and the acquisition of our business in Colombia during the fourth quarter of 2005 contributed to the increase in marketing, distribution and administrative expenses. We also recorded additional expense of $26.8 within marketing, distribution and administrative expenses due to the adoption of FAS 123R.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense increased during both the three and six months ended June 30, 2006, mainly due to higher debt levels associated with our share repurchase plan, as well as higher interest rates. At June 30, 2006, we held interest rate swap agreements that effectively converted approximately 40% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income increased during both the three and six months ended June 30, 2006, primarily due to higher cash and cash equivalent balances invested offshore at higher interest rates during the first half of 2006.

Effective Tax Rate

The effective tax rate for the three and six months ended June 30, 2006, was 30.7% and 28.1%, respectively, compared to rates of 3.0% and 15.2%, respectively, for the same periods of 2005. In the three and six months ended June 30, 2006, the tax rate was favorably impacted by a tax refund, which lowered the rate by approximately 5.0 points and 4.0 points, respectively, partially offset by the tax impact from the repatriation of international earnings, which increased the rate by approximately 4.0 points and 3.0 points, respectively. In the six-month period, the rate was further impacted favorably by approximately 4.0 points due to audit settlements and the closure of tax years by expiration of statute of limitations. These benefits to the tax rate were partially offset by the unfavorable tax impact associated with our restructuring initiatives. During the remainder of 2006, other income tax returns are scheduled to close by statute and it is possible that other tax examinations may be completed.

The effective tax rates during the three and six months ended June 30, 2005, were favorably impacted by approximately 29.0 points and 17.0 points, respectively, primarily due to the effects of the completion of tax examinations as well as the closure of a tax year by expiration of the statute of limitations (which occurred during the second quarter of 2005), net of related adjustments.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

North America

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$620.1	$617.8	—%	—%	$1,233.9	$1,212.4	2%	1%
Operating profit	60.8	95.5	(36)%	(37)%	98.8	159.9	(38)%	(39)%
Operating margin	9.8%	15.5%	(5.7)	(5.7)	8.0%	13.2%	(5.2)	(5.2)

Units sold				(5)%				(4)%
Active Representatives				(7)%				(6)%

Total revenue was flat during the second quarter. Revenue grew 2% in the six-month period, as the larger average order received from Representatives more than offset the decline in active Representatives. The primary contributor to the decline in active Representatives was a decrease in the number of orders placed. The larger average order was driven by strength in Beauty Plus.

The decrease in 2006 operating margin in North America in both periods was primarily driven by costs incurred to implement restructuring initiatives, which negatively impacted operating margin by 1.5 points and 2.8 points in the three and six months ended June 30, 2006, respectively. Other contributing elements included higher compensation-related expenses, spending on advertising, and higher allocation of global expenses. Additionally, higher inventory obsolescence contributed to the operating margin decline in the six-month period.

Latin America

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$653.1	$560.3	17%	13%	$1,265.7	$1,037.5	22%	16%
Operating profit	96.6	127.2	(24)%	(27)%	165.6	209.6	(21)%	(25)%
Operating margin	14.8%	22.7%	(7.9)	(7.9)	13.1%	20.2%	(7.1)	(7.1)

Units sold				6%				8%
Active Representatives				13%				12%

Total revenue increased in both periods of 2006, reflecting growth in active Representatives and units sold, as well as favorable foreign exchange. The fourth quarter 2005 acquisition of our licensee in Colombia favorably impacted Latin America’s revenue growth in both the second quarter and six-month period by 10 points. In both periods, continued strength in Brazil, due to larger average order and increased active Representatives, more than compensated for continued softness in Mexico.

The decrease in operating margin in Latin America during both periods of 2006 was most significantly impacted by costs to implement our restructuring initiatives, which negatively impacted operating margin by 3.0 points and 2.8 points in the three and six months ended June 30, 2006, respectively. Additionally, in both periods, higher allocation of global expenses, spending on advertising, and higher compensation-related expenses were partially offset by operating efficiencies due to the revenue increase. Higher inventory obsolescence expense also contributed to the operating margin decline in the six-month period.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Currency restrictions enacted by the Venezuelan government in 2003 limit the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. At June 30, 2006, Avon Venezuela had cash balances of approximately $100.0 primarily denominated in bolivars, of which a significant portion is awaiting government approval for remittance to the U.S. parent. We use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2005, Avon Venezuela’s revenue and operating profit represented approximately 3% and 6% of consolidated revenue and consolidated operating profit, respectively.

Western Europe, Middle East & Africa

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$273.5	$267.5	2%	5%	$506.5	$501.2	1%	6%
Operating profit	25.8	29.2	(11)%	(9)%	(8.3)	34.1	*	*
Operating margin	9.5%	10.9%	(1.4)	(1.5)	(1.6)%	6.8%	(8.4)	(8.5)

Units sold				4%				5%
Active Representatives				—%				1%

*	Calculation not meaningful

Total revenue in both periods increased reflecting growth in average order as Representatives ordered more units, partially offset by unfavorable foreign exchange. The revenue growth in both periods was primarily driven by Turkey, which benefited from increased advertising and consumer promotions and geographic expansion.

Incremental costs during 2006 associated with costs to implement restructuring initiatives, which negatively impacted segment operating margin .2 point and 6.1 points in the three and six months ended June 30, 2006, respectively, higher allocation of global expenses, strategic investment costs, including advertising and implementation of an enterprise resource planning system, were the main drivers of the operating margin decline in both periods. Additionally, higher inventory obsolescence contributed to the operating margin decline in the six-month period.

Central & Eastern Europe

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$288.6	$276.3	4%	2%	$594.6	$572.7	4%	5%
Operating profit	71.1	79.7	(11)%	(13)%	132.8	168.4	(21)%	(21)%
Operating margin	24.6%	28.9%	(4.3)	(4.4)	22.3%	29.4%	(7.1)	(7.2)

Units sold				(6)%				—%
Active Representatives				7%				10%

Total revenue increased during both periods in 2006 reflecting growth in active Representatives, partially offset by lower average order. The region’s revenue growth in both periods was driven primarily by growth in Russia, although at a slower rate than in the prior year, partially offset by revenue declines in other countries, principally Poland. Additionally, favorable foreign exchange contributed to the revenue increase during the three months ended

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

June 30, 2006. Units sold declined during this three-month period mainly due to underperformance in color cosmetics, particularly in Central Europe.

Operating margin in both periods was negatively impacted by higher product costs, higher allocation of global expenses, higher compensation-related expenses and higher spending for advertising, partially offset by operating efficiencies due to the revenue increase. Costs to implement restructuring initiatives accounted for .9 point of the operating margin decline in the six-month period.

Asia Pacific

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$196.3	$218.1	(10)%	(8)%	$386.7	$432.8	(11)%	(8)%
Operating profit	12.1	32.7	(63)%	(63)%	10.0	62.0	(84)%	(84)%
Operating margin	6.2%	15.0%	(8.8)	(8.8)	2.6%	14.3%	(11.7)	(11.8)

Units sold				(11)%				(11)%
Active Representatives				(14)%				(13)%

Total revenue decreased during both periods in 2006 reflecting a decline in active Representatives and units sold, as well as unfavorable foreign exchange. The region’s revenue decline during both periods was primarily attributable to continued significant declines in Japan’s direct mail business, as well as the first quarter 2006 closing of our Indonesian operations.

Asia Pacific operating margin declined in both periods, primarily due to incremental expenses during 2006 for costs to implement restructuring initiatives, which decreased segment margin by 4.7 points and 5.8 points during the three and six months ended June 30, 2006, respectively. Additionally, lower revenue, higher allocation of global expenses, higher inventory obsolescence expense, and spending on advertising contributed to the operating margin decline in both periods.

China

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$47.9	$44.3	8%	5%	$95.3	$108.8	(12)%	(15)%
Operating profit	(4.3)	(1.4)	*	*	(4.9)	13.1	*	*
Operating margin	(9.0)%	(3.1)%	(5.9)	(6.0)	(5.1)%	12.1%	(17.2)	(17.3)

Units sold				(4)%				(12)%
Active Representatives				*				*

*	Calculation not meaningful

Total revenue increased in the second quarter of 2006, as the commencement of direct selling more than offset the unfavorable impact of the exit of the company-run beauty counters. Revenue declined in the six-month period, as Avon’s Beauty Boutique owners in China reduced their order sizes in connection with the resumption of direct selling, which impacted revenue comparisons for the first quarter of 2006 as

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

compared to the first quarter of 2005. Beginning in the second quarter of 2005, our China Beauty Boutique owners reduced the size of their orders as compared to the prior year in connection with the anticipated resumption of direct selling.

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

The operating margin decrease in both periods was primarily driven by costs to implement restructuring initiatives, which negatively impacted operating margin by 4.2 points and 5.4 points in the three and six months ended June 30, 2006, respectively. Additionally, spending on advertising and higher allocation of global expenses contributed to the operating margin decline in both periods. The revenue decline in the first quarter of 2006 also negatively impacted operating margin in the six-month period.

Global Expenses

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	% Change	2006	2005	% Change
Total Global expenses	$113.7	$65.4	74%	$232.5	$147.0	58%
Allocated to segments	(76.9)	(46.5)	65%	(150.0)	(104.4)	44%
Net Global expenses	$36.8	$18.9	95%	$82.5	$42.6	94%

Global expenses increased $48.3 and $85.5 during the second quarter and six-month period in 2006, respectively, primarily due to costs of $9.0 and $36.0 to implement restructuring initiatives, respectively, as well as higher compensation-related expenses. Global expenses in the second quarter and six-month period also included $14.7 and $26.8 of higher share-based compensation, respectively, due to our adoption of FAS 123R effective January 1, 2006. Share-based compensation expenses were included in the amounts allocated to the segments. The costs of implementing restructuring initiatives recorded within Global expenses were not included in the amounts allocated to the segments.

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

Inventory levels have continued to increase during the first half of 2006 from $801.7 at December 31, 2005 to $897.4 at June 30, 2006, and inventory days increased 3 days as compared to June 30, 2005. As previously mentioned, our turnaround plan includes initiatives to optimize our product line.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2006 was $55.8 higher than in 2005 mainly due to lower pension contributions of $60.0 during 2006 as compared to 2005, lower payments associated with incentive compensation and favorable changes in income taxes payable primarily due to reserve reversals in 2005. To a lesser extent, 2006 benefited from favorable working capital levels in accounts receivable. The lower income related cash flow (net income adjusted for non-cash items) during 2006 was significantly offset by higher accruals for restructuring initiatives and higher compensation-related accruals.

Net Cash Used by Investing Activities

Net cash used by investing activities in 2006 was $23.4 lower than in 2005 resulting from lower capital expenditures due to fewer major construction projects during 2006.

In July 2006, we obtained approval from the governmental authorities in China to purchase all of the remaining 6.155% outstanding shares in our two joint venture subsidiaries in China from the minority interest shareholders for approximately $40.0. We expect to complete the transaction in the third quarter of 2006.

Net Cash Provided by Financing Activities

Net cash used by financing activities in 2006 was $159.0 as compared to net cash provided by financing activities of $.3 in 2005, mainly driven by higher borrowings during 2005 and lower proceeds from stock option exercises during 2006.

We increased our dividend payments to $.175 per share in the first quarter of 2006 from $.165 per share in the same period of 2005.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of June 30, 2006.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $358.9 outstanding under this program as of June 30, 2006.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At June 30, 2006 and December 31, 2005, we held interest rate swap agreements that effectively converted approximately 40% and 60%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	our ability to implement the key initiatives of our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, and cash management, tax, foreign currency hedging and risk management strategies, and our ability to achieve anticipated benefits from such initiatives;

•	the possibility of business disruption in connection with our multi-year restructuring initiatives;

•	our ability to achieve growth objectives, particularly in our largest markets and new and emerging markets;

•	our ability to replace lost sales attributable to the repositioning of the Beauty Plus and Beyond Beauty business in the United States;

•	our ability to successfully identify new business opportunities and acquisition candidates, and our ability to successfully integrate or manage any acquired business;

•	the effect of political, legal and regulatory risks, as well as foreign exchange or other restrictions, imposed on us, our operations or our Representatives by governmental entities;

•	our ability to successfully transition our business in China in connection with the resumption of direct selling in that market and our ability to operate using the direct selling model permitted in that market;

•	the impact of substantial currency fluctuations on the results of our foreign operations;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in Latin America, Asia Pacific, Central and Eastern Europe and the Middle East;

•	a general economic downturn, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, or other sudden disruption in business operations beyond our control as a result of events such as September 11, 2001 or Hurricane Katrina;

•	the quality, safety and efficacy of our products;

•	our ability to attract and retain key personnel and executives;

•	competitive uncertainties in our markets, including competition from companies in the cosmetics, fragrances, skin care and toiletries industry, some of which are larger than we are and have greater resources;

•	our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase Representative productivity, and to compete with other direct selling organizations to recruit, retain and service Representatives;

•	the impact of changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in our material pending and future litigations;

•	our access to financing; and

•	the impact of possible pension funding obligations and increased pension expense on our cash flow and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Repurchases

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/06 - 4/30/06	395,921	(2)	$31.06	394,000	$921,556,000
5/1/06 - 5/31/06	1,143,000		31.93	1,143,000	909,320,000
6/1/06 - 6/30/06	1,467,993		30.49	1,467,993	864,554,000

Total	3,006,914			3,004,993

(1)	All of the shares were purchased in open-market transactions as part of our publicly announced $1.0 billion share repurchase program, announced on February 1, 2005. The program commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.
(2)	Includes share repurchases under our publicly announced programs and 1,921 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

Avon Products, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	At the Annual Meeting of Shareholders of Avon, held on May 4, 2006, the matters described under (c) below were voted upon.

(b)	Directors elected at the Annual Meeting for a one-year term expiring 2007:

W. Don Cornwall, Edward T. Fogarty, Stanley C. Gault, Fred Hassan, Andrea Jung, Maria Elena Lagomasino, Ann S. Moore, Paul S. Pressler, Paula Stern and Lawrence A. Weinbach.

(c)	Annual Meeting votes:

	For	Against or Withheld	Abstain	Broker Non-Votes
(1) To elect the following Directors to one-year terms expiring in 2007:
W. Don Cornwall	388,641,862	16,775,950	—	—
Edward T. Fogarty	399,277,964	6,139,848	—	—
Stanley C. Gault	399,056,554	6,361,258	—	—
Fred Hassan	402,075,727	3,342,085	—	—
Andrea Jung	398,990,575	6,427,237	—	—
Maria Elena Lagomasino	398,375,546	7,042,266	—	—
Ann S. Moore	386,547,091	18,870,721	—	—
Paul S. Pressler	402,116,488	3,301,324	—	—
Paula Stern	401,663,436	3,754,376	—	—
Lawrence A. Weinbach	402,114,605	3,303,207	—	—

(2) To ratify the appointment of PricewaterhouseCoopers LLP as Avon’s independent registered public accounting firm for 2006	398,047,246	4,955,546	2,415,020	—

(3) A shareholder proposal requesting director election by majority vote	109,310,985	262,933,397	2,891,166	30,282,264

(4) A shareholder proposal requesting a report on breast cancer fundraising and grant distribution	11,882,807	332,011,961	31,240,780	30,282,264

(5) A shareholder proposal requesting the benchmarking of incentive compensation goals against peer performance	92,767,131	277,155,493	5,212,924	30,282,264

(6) A shareholder proposal requesting a toxics policy report	15,018,969	327,622,920	32,493,659	30,282,264

ITEM 6. EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: July 31, 2006	/S/ Richard S. Foggio
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