Form 10-Q
period 2006-09-30
AVON PRODUCTS INC
filed 2006-10-27
CIK 8868

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock (par value $.25) outstanding at September 30, 2006 was 444,549,115.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30
In millions, except per share data	2006	2005
Net sales	$2,038.1	$1,865.7
Other revenue	20.5	20.3

Total revenue	2,058.6	1,886.0
Costs, expenses and other:
Cost of sales	814.8	724.5
Marketing, distribution and administrative expenses	1,076.3	914.4

Operating profit	167.5	247.1

Interest expense	23.9	13.2
Interest income	(10.9)	(10.5)
Other expense, net	5.5	2.3

Total other expenses	18.5	5.0

Income before taxes and minority interest	149.0	242.1
Income taxes	61.5	77.0

Income before minority interest	87.5	165.1
Minority interest	(1.1)	(1.3)

Net income	$86.4	$163.8

Earnings per share:
Basic	$.19	$.35
Diluted	$.19	$.35

Weighted-average shares outstanding:
Basic	446.36	466.56
Diluted	447.93	468.95

Cash dividends per common share	$.175	$.165

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30
In millions, except per share data	2006	2005
Net sales	$6,079.4	$5,690.5
Other revenue	61.9	60.9

Total revenue	6,141.3	5,751.4
Costs, expenses and other:
Cost of sales	2,371.0	2,153.1
Marketing, distribution and administrative expenses	3,291.3	2,746.7

Operating profit	479.0	851.6

Interest expense	74.3	33.8
Interest income	(40.8)	(26.4)
Other expense, net	7.9	7.6

Total other expenses	41.4	15.0

Income before taxes and minority interest	437.6	836.6
Income taxes	142.6	167.1

Income before minority interest	295.0	669.5
Minority interest	(1.5)	(5.1)

Net income	$293.5	$664.4

Earnings per share:
Basic	$.65	$1.41
Diluted	$.65	$1.40

Weighted-average shares outstanding:
Basic	448.80	469.97
Diluted	450.40	473.82

Cash dividends per common share	$.525	$.495

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	September 30 2006	December 31 2005
Assets
Current Assets
Cash and cash equivalents	$1,102.8	$1,058.7
Accounts receivable, net	634.6	634.1
Inventories	977.2	801.7
Prepaid expenses and other	522.2	435.1

Total current assets	3,236.8	2,929.6

Property, plant and equipment, at cost	2,028.2	1,996.9
Less accumulated depreciation	(984.9)	(946.1)

	1,043.3	1,050.8
Other assets	1,058.3	791.6

Total assets	$5,338.4	$4,772.0

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$566.3	$882.5
Accounts payable	594.7	538.2
Accrued compensation	298.2	226.1
Other accrued liabilities	592.5	456.3
Sales and taxes other than income	178.9	172.4
Income taxes	209.1	234.8

Total current liabilities	2,439.7	2,510.3

Long-term debt	1,256.8	766.5
Employee benefit plans	446.6	484.2
Deferred income taxes	26.6	34.3
Other liabilities	185.8	182.5

Total liabilities	$4,355.5	$3,977.8

Contingencies (Note 6)

Shareholders’ Equity
Common stock	183.5	182.9
Additional paid-in capital	1,521.1	1,448.7
Retained earnings	3,290.5	3,233.1
Accumulated other comprehensive loss	(443.8)	(740.9)
Treasury stock, at cost	(3,568.4)	(3,329.6)

Total shareholders’ equity	982.9	794.2

Total liabilities and shareholders’ equity	$5,338.4	$4,772.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
In millions	2006	2005
Cash Flows from Operating Activities
Net income	$293.5	$664.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120.4	97.5
Provision for doubtful accounts	104.3	96.7
Provision for obsolescence	120.7	54.5
Asset impairment	7.7	—
Share-based compensation	46.5	8.0
Deferred income taxes	(45.2)	1.0
Other	15.4	7.1
Changes in assets and liabilities:
Accounts receivable	(102.3)	(92.2)
Inventories	(278.7)	(279.9)
Prepaid expenses and other	(39.1)	(46.6)
Accounts payable and accrued liabilities	234.1	27.5
Income and other taxes	(21.8)	(99.8)
Noncurrent assets and liabilities	(17.0)	(68.5)

Net cash provided by operating activities	438.5	369.7

Cash Flows from Investing Activities
Capital expenditures	(97.9)	(145.0)
Disposal of assets	11.1	9.8
Purchases of investments	(26.8)	(96.9)
Proceeds from sale of investments	17.7	86.2
Acquisitions and other investing activities	(39.3)	(.8)

Net cash used by investing activities	(135.2)	(146.7)

Cash Flows from Financing Activities*
Cash dividends	(239.0)	(237.5)
Book overdrafts	(1.4)	(.5)
Debt, net (maturities of three months or less)	(330.2)	690.9
Proceeds from debt	598.1	29.2
Repayments of debt	(91.8)	(4.8)
Proceeds from exercise of stock options	24.0	59.0
Tax benefit realized for stock options exercised	2.8	—
Repurchase of common stock	(233.4)	(511.5)

Net cash (used) provided by financing activities	(270.9)	24.8

Effect of exchange rate changes on cash and equivalents	11.7	(31.7)

Net increase in cash and equivalents	44.1	216.1
Cash and equivalents at beginning of year	1,058.7	769.6

Cash and equivalents at end of period	$1,102.8	$985.7

*	Non-cash financing activities in 2006 and 2005 included the change in fair market value of interest rate swap agreements of ($9.6) and $12.8, respectively.

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

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We have elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption, based on the fair value at the original grant date. Prior year financial statements have not been restated.

The impact from the adoption of SFAS 123R during 2006, including restricted stock units granted in connection with changes to share-based compensation plan design related to the adoption, decreased income before taxes and minority interest for the three and nine months ended September 30, 2006, by $9.7 and $36.5, respectively, net income for the three and nine months by $6.2 and $24.0, respectively, diluted earnings per share for the three and nine months ended September 30, 2006, by $.01 and $.05, respectively, and net cash provided by operating activities for the nine month period by $2.8, while it increased net cash provided by financing activities for the nine month period by $2.8.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005 were as follows:

	Three Months Ended September 2005	Nine Months Ended September 2005
Net income, as reported	$163.8	$664.4
Add: Compensation expense recognized for restricted stock, net of taxes	1.6	4.2
Less: Stock-based compensation expense determined under FAS No. 123, net of taxes	(9.5)	(28.6)

Pro forma net income	$155.9	$640.0

Earnings per share:
Basic – as reported	$.35	$1.41
Basic – pro forma	$.33	$1.36
Diluted – as reported	$.35	$1.40
Diluted – pro forma	$.33	$1.36

We recognized compensation cost of $13.2 and $46.5 for stock options, restricted stock, restricted stock units, and stock appreciation rights during the three and nine months ended September 30, 2006, respectively. The total income tax benefit recognized for share-based arrangements was $4.5 and $15.9 for the three and nine months ended September 30, 2006, respectively

See Note 4, Share-Based Awards, for further information on share-based compensation plans.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which requires certain inventory-related costs to be expensed as incurred. SFAS 151 was effective January 1, 2006. The adoption of SFAS 151 had no impact on the Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective January 1, 2007, for Avon. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”), which will be effective for Avon as of December 31, 2006. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Since we measure our plan assets and obligations at the end of the fiscal year, we will not be able to determine the impact the adoption of SFAS 158 will have on our Consolidated Financial Statements until December 31, 2006, when such measurement is completed. However, based on valuations performed during 2006, had we been required to adopt the provisions of SFAS 158 as of June 30, 2006, we would have been required to decrease our stockholders’ equity by approximately $280.0, on an after-tax basis, resulting in a decrease to other assets of approximately $260.0 and an increase in employee benefit plans of approximately $20.0. The adoption of SFAS 158 will have no impact on our loan covenants.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008, for Avon. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not believe the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.

2. EARNINGS PER SHARE

	Three Months Ended September 30		Nine Months Ended September 30
Components of Basic and Diluted Earnings per Share (shares in millions)	2006	2005	2006	2005
Numerator:
Net income	$86.4	$163.8	$293.5	$664.4
Denominator:
Basic EPS weighted-average shares outstanding	446.36	466.56	448.80	469.97
Diluted effect of assumed conversion of stock-based awards	1.57	2.39	1.60	3.85

Dilutive EPS adjusted weighted-average shares outstanding	447.93	468.95	450.40	473.82

Earnings per Share:
Basic EPS	$.19	$.35	$.65	$1.41
Diluted EPS	$.19	$.35	$.65	$1.40

At September 30, 2006 and 2005, we did not include stock options to purchase 14.5 million shares and 12.0 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 8.0 million shares of Avon common stock for $238.9 during the first nine months of 2006, as compared to approximately 15.9 million shares of Avon common stock for $531.0 during the first nine months of 2005 under our previously announced share repurchase programs. At September 30, 2006, purchases of approximately 178,000 shares for $5.5 were not settled until October 2006. At September 30, 2005, purchases of approximately 725,000 shares for $19.5 were not settled until October 2005.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

3. INVENTORIES

Components of Inventories	September 30 2006	December 31 2005
Raw materials	$264.0	$208.3
Finished goods	713.2	593.4

Total	$977.2	$801.7

4. SHARE-BASED AWARDS

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

We have issued stock options, restricted stock, restricted stock units and stock appreciation rights under the 2005 Plan. Stock option awards are granted with an exercise price equal to the market price of Avon’s stock at the date of grant; those option awards generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock or restricted stock units generally vest after three years.

We recognized compensation cost of $13.2 and $46.5 for stock options, restricted stock, restricted stock units, and stock appreciation rights during the three and nine months ended September 30, 2006, respectively. The total income tax benefit recognized for share-based arrangements was $4.5 and $15.9 for the three and nine months ended September 30, 2006, respectively.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the following periods:

	Nine Months Ended September 30
	2006	2005
Risk-free rate (a)	4.8%	4.1%
Expected term (b)	4 years	4 years
Expected volatility (c)	26%	24%
Expected dividends (d)	2.4%	1.4%

(a)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(b)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
(c)	Expected volatility is based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.
(d)	Assumes the current cash dividends of $.175 per share each quarter on Avon’s common stock for options granted during 2006 and $.165 per share for options granted during 2005.

The weighted-average grant-date fair values per share of options granted during the nine months ended September 30, 2006 and 2005, were $6.74 and $9.19, respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

A summary of stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	24,044	$31.66
Granted	3,083	30.90
Exercised	(1,061)	22.92
Forfeited or expired	(753)	36.68

Outstanding at September 30, 2006	25,313	$31.78	6.9	$73.0

Exercisable at September 30, 2006	16,051	$28.77	6.0	$72.1

As of September 30, 2006, there was approximately $33.4 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.4 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during the nine months ended September 30, 2006 and 2005, were as follows:

	2006	2005
Cash proceeds from stock options exercised	$24.0	$59.0
Tax benefit realized for stock options exercised	2.8	—
Intrinsic value of stock options exercised	8.2	85.5

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units was determined based on the average of the high and low market prices of our common stock on the grant date.

A summary of restricted stock and restricted stock units as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:

	Restricted Stock and Units (in 000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,034	$33.53
Granted	1,284	30.90
Vested	(236)	28.70
Forfeited	(26)	33.53

Nonvested at September 30, 2006	2,056	$32.44

The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2006 was $6.8, based upon market prices on the vesting dates. As of September 30, 2006, there was approximately $41.5 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.2 years.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Service cost	$5.5	$7.3	$4.7	$4.9	$.9	$.5
Interest cost	12.0	12.2	7.2	8.2	2.9	2.0
Assumed return on plan assets	(13.7)	(13.3)	(6.4)	(6.5)	—	—
Amortization of transition liability	—	—	.1	—	—	—
Amortization of prior service cost	(.5)	(.6)	.2	.3	(1.8)	(1.2)
Amortization of actuarial losses	7.2	9.9	2.7	2.4	.4	.1
Settlements/Curtailments	—	—	.1	—	—	—
Special termination benefits	—	—	.5	—	—	—

Net periodic benefit costs	$10.5	$15.5	$9.1	$9.3	$2.4	$1.4

	Nine Months Ended September 30
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Service cost	$20.4	$22.2	$14.5	$15.3	$2.6	$1.7
Interest cost	36.5	36.7	22.5	25.7	7.9	6.7
Assumed return on plan assets	(40.9)	(39.2)	(19.8)	(20.3)	—	—
Amortization of transition liability	—	—	.1	.1	—	—
Amortization of prior service cost	(1.7)	(1.7)	.5	1.0	(5.1)	(3.7)
Amortization of actuarial losses	25.9	28.9	8.4	7.5	1.6	.5
Settlements/Curtailments	4.7	—	1.8	—	(2.1)	—
Special termination benefits	3.0	—	3.3	—	3.3	—

Net periodic benefit costs	$47.9	$46.9	$31.3	$29.3	$8.2	$5.2

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute approximately $89.0 and $42.0 to our U.S. and non-U.S. pension plans, respectively, in 2006. As of September 30, 2006, we made approximately $56.0 and $34.0 of contributions to the U.S. and non-U.S plans, respectively. We now anticipate contributing an additional $3.0 and $10.0 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2006. We reduced our contributions to the U.S. plan during 2006 from the amounts expected at December 31, 2005 because we became fully funded on an accumulated benefit obligation basis according to our funding policy. We are considering strategies to fund certain international plans and, as a result, we may increase anticipated contributions to our non-U.S. plans by $55.0 during the remainder of 2006.

6. CONTINGENCIES

We are a defendant in an action commenced in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of our former headquarters in New York City. Solow alleges that we misappropriated the name of our former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space per year over the term of the lease. A trial of this action took place in May 2005 and, in January 2006, the judge issued a decision in our favor. The plaintiff has appealed that decision. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

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

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $95.0 at the exchange rate on September 30, 2006, plus penalties and accruing interest totaling approximately $177.0 at the exchange rate on September 30, 2006. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $209.0 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $63.0) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $118.0 at the exchange rate on September 30, 2006, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $252.0 at the exchange rate on September 30, 2006, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2006, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

7. COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
Components of Comprehensive Income	2006	2005	2006	2005
Net income	$86.4	$163.8	$293.5	$664.4
Foreign currency translation adjustments	49.0	15.4	38.4	(31.4)
Minimum pension liability adjustment	—	—	260.8	—
Change in unrealized gains from available-for-sale Securities	—	(1.5)	(.2)	(2.0)
Change in derivative (losses) gains on cash flow hedges	(.2)	.5	(1.9)	3.3

Comprehensive income	$135.2	$178.2	$590.6	$634.3

Cash flow hedges impacted comprehensive income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net losses (gains) on derivative instruments	$7.5	$(.7)	$(1.8)	$(16.8)
Reclassification of net (losses) gains to earnings	(7.7)	1.2	(.1)	20.1

Net impact to comprehensive income	$(.2)	$.5	$(1.9)	$3.3

During the second quarter of 2006, as a result of our restructuring initiatives, we performed remeasurements of plan assets and liabilities for certain pension plans in various countries. As a consequence of these remeasurements, we recorded minimum pension liability adjustments during the nine months ended September 30, 2006.

At December 31, 2005, we recognized a “minimum pension liability” on our balance sheet for each pension plan if the fair value of the assets of that pension plan was less than the accumulated benefit obligation (“ABO”). In order to recognize this minimum pension liability, we recorded a charge in accumulated other comprehensive loss in Shareholders’ equity. In the second quarter of 2006, $260.8 of the previous charges recorded in accumulated other comprehensive loss, primarily related to the U.S. qualified pension plan, were no longer required. This U.S. qualified pension plan became fully funded on an ABO basis during the second quarter of 2006, primarily due to an increase in the discount rate used to determine the benefit obligation from 5.5% at December 31, 2005 to 6.4% as of the remeasurement date during the second quarter of 2006. The prepaid benefit is included in other assets in the Consolidated Balance Sheets and was approximately $420.0 at September 30, 2006, compared to approximately $27.0 at December 31, 2005. The minimum pension liability adjustments recorded during the second quarter resulted in an approximate $230.0 increase in other assets. The adjustments had no impact on our net income, liquidity or cash flows.

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

We have reclassified prior-year-segment reporting for comparison purposes. Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30
	2006		2005
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
North America	$570.2	$16.4	$573.8	$54.9
Latin America	707.5	125.6	554.7	111.0
Western Europe, Middle East & Africa	261.3	(28.1)	241.5	9.1
Central & Eastern Europe	269.0	57.8	263.2	64.0
Asia Pacific	201.3	20.9	207.6	27.9
China	49.3	(3.0)	45.2	1.6

Total from operations	2,058.6	189.6	1,886.0	268.5
Global and other	—	(22.1)	—	(21.4)

Total	$2,058.6	$167.5	$1,886.0	$247.1

	Nine Months Ended September 30
	2006		2005
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
North America	$1,804.1	$115.2	$1,786.2	$214.8
Latin America	1,973.2	291.2	1,592.2	320.6
Western Europe, Middle East & Africa	767.8	(36.4)	742.7	43.2
Central & Eastern Europe	863.6	190.6	835.9	232.4
Asia Pacific	588.0	30.9	640.4	89.9
China	144.6	(7.9)	154.0	14.7

Total from operations	6,141.3	583.6	5,751.4	915.6
Global and other	—	(104.6)	—	(64.0)

Total	$6,141.3	$479.0	$5,751.4	$851.6

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Beauty*	$1,433.7	$1,299.6	$4,267.8	$4,001.9
Beauty Plus**	382.2	360.7	1,196.7	1,073.0
Beyond Beauty***	222.2	205.4	614.9	615.6

Net sales	2,038.1	1,865.7	6,079.4	5,690.5
Other revenue****	20.5	20.3	61.9	60.9

Total revenue	$2,058.6	$1,886.0	$6,141.3	$5,751.4

*	Beauty includes cosmetics, fragrances, skin care and toiletries.
**	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
***	Beyond Beauty includes home products and gift and decorative products.
****	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

9. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30
Components of Other Expense, net	2006	2005	2006	2005
Foreign exchange losses (gains), net	$5.0	$(.3)	$4.6	$5.5
Amortization of debt issue costs and other financing	2.4	2.0	6.8	6.0
Losses (gains) on available-for-sale securities	—	.2	—	(2.5)
Other	(1.9)	.4	(3.5)	(1.4)

Other expense, net	$5.5	$2.3	$7.9	$7.6

10. RESTRUCTURING INITIATIVES

In November 2005, we announced a multi-year turnaround plan as part of a major drive to fuel revenue growth and expand profit margins, while increasing consumer investments. As part of our turnaround plan, restructuring initiatives include:

•	enhancement of organizational effectiveness, including efforts to flatten the organization and bring senior management closer to consumers through a substantial organization downsizing;

•	implementation of a global manufacturing strategy through facilities realignment;

•	additional supply chain efficiencies in distribution; and

•	streamlining of transactional and other services through outsourcing and moves to low-cost countries.

We expect to incur restructuring charges and other costs to implement these initiatives in the range of $500.0 before taxes over the next several years, with a significant portion of the total costs to be incurred during 2006.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Restructuring Charges –2006

In the first three quarters of 2006, exit and disposal activities that are a part of our restructuring initiatives were approved. Specific actions for this phase of our restructuring initiatives included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

•	the phased outsourcing of certain services;

•	the exit of certain unprofitable operations; and

•	the reorganization of certain functions.

The actions described above are expected to be completed during 2006, except for the outsourcing of certain services, which is expected to be completed in phases through 2009.

In connection with initiatives that have been approved to date, we recorded charges of $19.7 pretax and $176.0 pretax in the three and nine months ended September 30, 2006, respectively, primarily for employee-related costs, including severance, pension and other termination benefits. These charges were included in marketing, distribution and administrative expenses. We recorded favorable adjustments of $3.7 and $11.6 in the three and nine months ended September 30, 2006, respectively, primarily relating to certain employees pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination).

Additionally, we recorded a favorable adjustment of $.4 and incurred other costs to implement of $20.7 for professional service fees in the three and nine months ended September 30, 2006, respectively, which are recorded in marketing, distribution and administrative expenses, related to the implementation of these initiatives, resulting in total costs to implement during the three and nine months ended September 30, 2006, of $16.1 and $185.9, respectively.

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance January 1, 2006	$29.2	$—	$—	$—	$—	$29.2
Charges	156.6	8.8	.6	.2	9.8	176.0
Adjustments	(9.8)	(.3)	(1.4)	—	(.1)	(11.6)
Cash payments	(87.2)	—	—	—	(8.0)	(95.2)
Non-cash write-offs	(14.0)	(8.5)	.8	(.2)	—	(21.9)
Foreign exchange	1.8	—	—	—	.1	1.9

Balance September 30, 2006	$76.6	$—	$—	$—	$1.8	$78.4

Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented. Inventory write-offs relate to exited businesses.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year turnaround plan that began in the fourth quarter of 2005, along with the charges expected to be incurred for the initiatives approved to date.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$177.2	$9.9	$7.6	$11.6	$9.7	$216.0
Charges to be incurred on approved initiatives	3.8	—	—	—	.1	3.9

Total expected charges	$181.0	$9.9	$7.6	$11.6	$9.8	$219.9

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Corporate	Total
Fourth quarter 2005	$6.9	$3.5	$11.7	$1.0	$18.2	$4.2	$6.1	$51.6
First quarter 2006	25.3	15.2	30.7	5.4	12.9	3.1	15.3	107.9
Second quarter 2006	8.5	19.5	(.1)	(.3)	8.8	2.0	2.1	40.5
Third quarter 2006	8.6	(1.9)	9.6	—	(.4)	(2.2)	2.3	16.0

Charges recorded to date	$49.3	$36.3	$51.9	$6.1	$39.5	$7.1	$25.8	$216.0
Charges to be incurred on approved initiatives	1.1	.5	2.0	—	.3	—	—	3.9

Total expected charges	$50.4	$36.8	$53.9	$6.1	$39.8	$7.1	$25.8	$219.9

As noted previously, we expect to incur total costs to implement in the range of $500.0 for all restructuring initiatives, including restructuring charges and other costs to implement, over the next several years. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement such as consulting and other professional services.

11. GOODWILL AND INTANGIBLE ASSETS

In August 2006, we purchased all of the remaining 6.155% outstanding shares in our two joint venture subsidiaries in China from the minority interest shareholders for approximately $39.0. We previously owned 93.845% of these subsidiaries and consolidated their results, while recording minority interest for the portion not owned. Upon completion of the transaction, we eliminated the minority interest in the net assets of these subsidiaries. The purchase of these shares did not have a material impact on our consolidated net income. Avon China is a stand-alone operating segment. The preliminary purchase price allocation resulted in goodwill of $33.7 and customer relationships of $1.3 with a seven-year weighted-average useful life. We are in the process of gathering sufficient data to support certain assumptions for the final valuation; therefore, the allocation of the purchase price is subject to adjustment.

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

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2005	$95.7	$24.6	$8.7	$10.1	$32.5	$171.6
Goodwill acquired	—	—	—	—	33.7	33.7
Adjustments	1.6	—	—	—	—	1.6
Foreign exchange	.2	(1.5)	—	.1	—	(1.2)

Balance at September 30, 2006	$97.5	$23.1	$8.7	$10.2	$66.2	$205.7

Intangible assets

	September 30, 2006		December 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$35.6	$(11.3)	$40.8	$(3.3)
Licensing agreements	36.0	(8.2)	32.0	(1.6)
Noncompete agreements	8.0	(3.3)	9.2	(3.4)

Total	$79.6	$(22.8)	$82.0	$(8.3)

Estimated Amortization Expense:
2006	$19.4
2007	15.9
2008	15.6
2009	13.2
2010	1.5

Aggregate amortization expense during the three and nine months ended September 30, 2006 was $3.9 and $15.7, respectively, compared to $.3 for both periods of 2005.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

12. DEBT

In January 2006, we issued in a public offering $500.0 principal amount of notes payable that mature on January 15, 2011, and bear interest, payable semi-annually, at a per annum rate equal to 5.125%. The net proceeds from the offering were used for general corporate purposes, including the repayment of short-term domestic debt.

In August 2006, we entered into a one-year Japanese yen 11.0 billion ($93.7 at the exchange rate on September 30, 2006) uncommitted credit facility (“yen credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the yen credit facility bear interest at the yen LIBOR rate plus an applicable margin. The yen credit facility is available for general corporate purposes, including working capital and the repayment of outstanding indebtedness. At September 30, 2006, $93.7 (Japanese yen 11.0 billion) was outstanding under the yen credit facility.

The yen credit facility was used to repay the Japanese yen 9.0 billion note that became due in September 2006, as well as for other general corporate purposes. The yen credit facility is designated as a hedge of our net investment in our Japanese subsidiary.

AVON PRODUCTS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 60 countries and territories, including the United States, and distribute products in approximately 50 more. Effective January 1, 2006, we began managing operations in Central & Eastern Europe and also China as stand-alone operating segments. These changes increased the number of operating segments to six. Effective January 1, 2006, we also established global Brand Marketing and Supply Chain organizations. Product categories include Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness and mark. are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.1 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we have higher growth targets.

Continued growth in our Latin America segment drove revenue growth during the third quarter of 2006, with Central & Eastern Europe, Western Europe, Middle East & Africa and China also contributing to the growth. Revenue declined in our North America and Asia Pacific segments. During the nine months ended September 30, 2006, our Latin America segment also drove revenue growth, with Central & Eastern Europe, Western Europe, Middle East & Africa, and North America also contributing to the growth, while revenue declined in our Asia Pacific and China segments.

Operating profit in the three and nine months ended September 30, 2006, was negatively impacted by costs associated with our turnaround plan, including costs to implement restructuring charges and spending on advertising, as well as higher obsolescence expense, higher compensation-related expenses, and expenses associated with the January 1, 2006, adoption of SFAS No. 123 (revised 2004), Share-Based Payment.

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

We are investing in our brand and commercial turnaround strategies and intend to invest a majority of the savings generated from our restructuring and other initiatives towards these strategies. See “Restructuring Initiatives” below. Our initial investments have focused significantly on advertising, product innovation and our direct selling channel, where we have increased investments in 2006 ahead of savings generated. We targeted a 50% increase in our spending on advertising in 2006, and we now expect to nearly double advertising spending from $135.9 in 2005. In the nine months ended September 30, 2006, we have increased our investment in advertising by 77% as compared to the same period of 2005 to support product launches, as well as for continued support of Avon China’s direct-selling launch.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

We are also committed to increasing our spending on product and brand innovation. Thus far in 2006, we have launched several new innovative products, including Anew Clinical EYE LIFT, superFULL mascara, Anew Clinical THERMAFIRM, as well as a mid-tier anti-aging line, Avon Solutions Ageless Results. In 2007, we expect to implement a comprehensive strategy to reposition and rebrand our entire color line, including new product innovation, new packaging, new advertising, improved merchandising and new brochure executions.

We are also investing in our direct selling channel to improve the reward and effort equation for our Representatives. We have accelerated the roll out of our Sales Leadership program and are also undertaking global studies to better understand the drivers of value for our Representatives, including competitive commissions and incentives, as well as other factors that affect Representative economics and satisfaction. We are also focusing on improving Internet-based tools for our Representatives.

As part of our focus on brand competitiveness during 2006, we have sought to reduce brand and margin dilution from the sale of heavily discounted excess products. As a result, we have incurred higher obsolescence during 2006, and may incur additional obsolescence charges during the fourth quarter of 2006, and in future periods.

In addition, in the third quarter, we have initiated a product line simplification program (“PLS”) to simplify our product line, which includes an analysis of our product line to develop a smaller range of better performing, more profitable products. This program is designed to improve brand image and Representative experiences while also carrying significant savings implications. Over time we expect this initiative will:

•	Impact the new product development decision making process

•	Simplify product line for effectiveness and efficiency

•	Improve life cycle management procedures

•	Drive improved Supply Chain utilization

•	Reduce complexity and confusion of our offering to customers and Representatives

•	Improve inventory management

•	Improve customer service

During the third quarter of 2006, we incurred $40.0 of charges, including approximately $37.0 of obsolescence expense, associated with PLS. Depending on the results of additional PLS analysis that will be performed and timing of any resulting decisions, we may incur additional obsolescence charges, which may result in potentially uneven quarterly inventory write-offs during the fourth quarter of 2006, throughout 2007, and possibly 2008.

Additionally, we are embarking on a strategic sourcing initiative (“SSI”) to reduce direct and indirect costs of materials, goods and services. Under this initiative, we will shift our purchasing strategy toward a global supplier orientation from one that is more local and component oriented.

Avon is currently seeking to implement a zero overhead growth methodology (“ZOG”) in which inflation is offset by improvements in productivity. While this methodology could result in benefits of $75.0-$100.0 annually, some of the benefits will be duplicative of the benefits achieved through restructuring initiatives and SSI, as such initiatives will help us to realize our ZOG objectives.

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005, we announced a multi-year restructuring plan. In the three and nine months ended September 30, 2006, we incurred costs to implement net of adjustments of $15.6 and $185.1, respectively, for actions associated with our restructuring initiatives under the plan, primarily for employee-related costs, including severance, pension and other termination benefits and professional service fees related to these initiatives. Approximately 81% of these charges are expected to result in future cash expenditures, with a majority of the cash payments expected to be made during 2006. These actions include:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share data)

•	the phased outsourcing of certain services;

•	the exit of certain unprofitable operations; and

•	the reorganization of certain functions.

We expect to incur restructuring charges and other costs to implement these initiatives in the range of $500.0 before taxes over the next several years, with a significant portion of the total costs to be incurred during 2006. We expect these initiatives to deliver in excess of $300.0 of annualized benefits when fully realized.

Our delayering initiative has reduced layers of management from fifteen to eight, bringing senior management closer to operations. We are realizing savings from our delayering initiative and, when fully realized, we estimate that annual savings from this initiative will be approximately $200.0. We expect that a significant portion of these savings should be realized in 2007. Restructuring initiatives implemented to date are expected to approach $100.0 in benefits in 2006.

See Note 10, Restructuring Initiatives, for further information.

New Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. As a result of the adoption of SFAS 123R, including restricted stock units granted in connection with changes to share-based compensation plan design related to the adoption, we recorded incremental expense of $9.7 and $36.5 within marketing, distribution and administrative expenses during the three and nine months ended September 30, 2006. The adoption of SFAS 123R during the three and nine months ended September 30, 2006 decreased net income by $6.2 and $24.0, basic and diluted earnings per share by $.01 and $.05, and net cash provided by operating activities by $2.8, while it increased net cash provided by financing activities by $2.8.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective January 1, 2007, for Avon. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R, (“SFAS 158”), which will be effective for Avon as of December 31, 2006. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Since we are required to measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS 158 will have on our Consolidated Financial Statements until the end of the current fiscal year when such measurement is completed. However, based on valuations performed during 2006, had we been required to adopt the provisions of SFAS 158 as of June 30, 2006, we would have been required to decrease our stockholders’ equity by $280.0, on an after-tax basis, resulting in a decrease to other assets of approximately $260.0 and an increase in employee benefit plans of approximately $20.0.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for Avon. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO 2005

Consolidated

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Favorable (Unfavorable) %/Point Change	2006	2005	Favorable (Unfavorable) %/Point Change
Total revenue	$2,058.6	$1,886.0	9%	$6,141.3	$5,751.4	7%
Cost of sales	814.8	724.5	(12)%	2,371.0	2,153.1	(10)%
Marketing, distribution and administrative expenses	1,076.3	914.4	(18)%	3,291.3	2,746.7	(20)%
Advertising expenses*	66.4	34.8	(91)%	159.6	90.1	(77)%
Operating profit	167.5	247.1	(32)%	479.0	851.6	(44)%
Interest expense	23.9	13.2	(81)%	74.3	33.8	(120)%
Interest income	(10.9)	(10.5)	4%	(40.8)	(26.4)	55%
Other expense, net	5.5	2.3	(139)%	7.9	7.6	(4)%
Net income	86.4	163.8	(47)%	293.5	664.4	(56)%
Diluted earnings per share	.19	.35	(46)%	.65	1.40	(54)%

Gross margin	60.4%	61.6%	(1.2)	61.4%	62.6%	(1.2)
Marketing, distribution and administrative expenses as a % of total revenue	52.3%	48.5%	(3.8)	53.6%	47.8%	(5.8)
Operating margin	8.1%	13.1%	(5.0)	7.8%	14.8%	(7.0)
Effective tax rate	41.3%	31.8%	(9.5)	32.6%	20.0%	(12.6)

Units sold			2%			1%
Active Representatives			6%			5%

*	Advertising expenses are included within marketing, distribution and administrative expenses.

Revenue

Total revenue increased 9% in the third quarter of 2006. We continued to benefit from the fourth quarter 2005 acquisition of our licensee in Colombia, as that market contributed 3.0 points to revenue growth. Foreign exchange also contributed 2.0 points to revenue growth. Revenue grew in Latin America, Western Europe, Middle East & Africa, Central & Eastern Europe and China. Revenue declined in North America and Asia Pacific.

On a category basis, the third-quarter 2006 increase in revenue was primarily driven by an increase of 10% in Beauty sales. Within the Beauty category, skin care increased 16%, fragrance increased 11% and personal care increased 11%. Beauty Plus sales increased 6%, and Beyond Beauty sales increased 8%.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Total revenue increased 7% for the nine months ended September 30, 2006. We continued to benefit from the fourth quarter 2005 acquisition of our licensee in Colombia, as that market contributed 3.0 points to revenue growth. Foreign exchange also contributed 1% to the revenue growth. Revenue grew in Latin America, Western Europe, Middle East & Africa, Central & Eastern Europe and North America. Revenue declined in Asia Pacific and China.

On a category basis, the nine-month 2006 increase in revenue was primarily driven by an increase of 7% in Beauty sales. Within the Beauty category, skin care increased 6%, fragrance increased 11% and personal care increased 7%. Beauty Plus sales increased 12%, and Beyond Beauty sales were flat.

Gross Margin

Gross margin decreased 1.2 points during both the three and nine month periods of 2006, respectively, primarily due to higher inventory obsolescence provisions, which increased $33.3 and $66.2 during the third quarter and nine-month periods of 2006, respectively. As discussed in the Overview section, the three- and nine-month periods include charges related to our new PLS initiative. Additionally, during the nine-month period, we sought to reduce brand and margin dilution from the sale of heavily discounted excess products, causing a substantial increase in inventory obsolescence provisions.

Marketing, Distribution and Administrative Expenses

Marketing, distribution and administrative expenses increased $161.9 during the third quarter in 2006, primarily due to higher compensation-related expenses, higher spending on advertising of $31.6, $16.1 of costs incurred to implement our restructuring initiatives, additional expense of $9.7 due to the adoption of SFAS 123R and the expenses associated with our business in Colombia acquired during the fourth quarter of 2005, partially offset by savings associated with restructuring initiatives. We have resolved a long-standing dispute regarding value-added tax (“VAT”) in the U.K. This resolution resulted in a one-time pre-tax charge of approximately $21.0 during the third quarter of 2006. The impact of this resolution is expected to be immaterial on an ongoing basis.

Marketing, distribution and administrative expenses increased $544.6 during the nine-month period in 2006, primarily due to $185.9 of costs incurred to implement our restructuring initiatives. Additionally, higher spending on advertising of $69.5, higher compensation-related expenses, the expenses associated with our business in Colombia acquired during the fourth quarter of 2005 and the resolution of the VAT dispute in the U.K., discussed above, contributed to the increase in marketing, distribution and administrative expenses, partially offset by savings associated with restructuring initiatives. We also recorded additional expense of $36.5 within marketing, distribution and administrative expenses due to the adoption of SFAS 123R.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense increased during both the three and nine months ended September 30, 2006, mainly due to higher debt levels associated with our share repurchase plan, as well as higher domestic interest rates. At September 30, 2006, we held interest rate swap agreements that effectively converted approximately 40% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income increased during both the three and nine months ended September 30, 2006, primarily due to higher cash and cash equivalent balances invested offshore at higher interest rates during the first nine months of 2006.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Effective Tax Rate

The effective tax rate for the three and nine months ended September 30, 2006, was 41.3% and 32.6%, respectively, compared to rates of 31.8% and 20.0%, respectively, for the same periods of 2005. In the three months ended September 30, 2006, the tax rate was unfavorably impacted by the repatriation of international earnings, which increased the rate by approximately 8.2 points. In the nine month period, the rate was favorably impacted by approximately 2.9 points due to audit settlements and the closure of tax years by expiration of statute of limitations as well as 2.7 points due to tax refunds, partially offset by the repatriation of international earnings, which increased the rate by approximately 4.9 points. In the three- and nine-month periods, the rate was further impacted unfavorably by the tax impact associated with our restructuring initiatives. During the remainder of 2006, other income tax returns are scheduled to close by statute and it is possible that other tax examinations may be completed.

The effective tax rate during the nine months ended September 30, 2005, was favorably impacted by approximately 11.8 points, primarily due to the effects of the completion of tax examinations as well as the closure of a tax year by expiration of the statute of limitations, net of related adjustments.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

North America

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$570.2	$573.8	(1)%	(1)%	$1,804.1	$1,786.2	1%	—%
Operating profit	16.4	54.9	(70)%	(71)%	115.2	214.8	(46)%	(47)%
Operating margin	2.9%	9.6%	(6.7)	(6.7)	6.4%	12.0%	(5.6)	(5.6)

Units sold				(9)%				(5)%
Active Representatives				(2)%				(4)%

Revenue declined 1% in the third quarter of 2006, as the decline in active Representatives more than offset the larger average order received from Representatives. The primary contributor to the decline in active Representatives was a decrease in the number of orders placed. While active Representatives declined in the third quarter of 2006, the decline was to a lesser extent than the first half of 2006, which we believe was partially driven by ongoing actions in our U.S. business to increase Representative ordering activity, combined with some easing in fuel prices. The larger average order was driven by strength in Beauty Plus. Revenue increased during the nine-month period due to favorable foreign exchange.

The decrease in 2006 operating margin in North America during both periods was primarily driven by higher compensation-related expenses (mainly reflecting adjustments to performance-based compensation expenses in 2005), higher spending on advertising, higher allocation of global expenses, and higher obsolescence expense, partially offset by savings associated with restructuring initiatives. Additionally, costs incurred to implement restructuring initiatives contributed to the operating margin decline, which negatively impacted operating margin by 1.4 points and 2.4 points in the three and nine months ended September 30, 2006.

Latin America

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$707.5	$554.7	28%	25%	$1,973.2	$1,592.2	24%	19%
Operating profit	125.6	111.0	13%	11%	291.2	320.6	(9)%	(13)%
Operating margin	17.8%	20.0%	(2.2)	(2.3)	14.8%	20.1%	(5.3)	(5.4)

Units sold				13%				9%
Active Representatives				12%				12%

Total revenue increased in both periods of 2006, reflecting growth in active Representatives and units sold. The region continued to benefit from the fourth quarter 2005 acquisition of our licensee in Colombia, as that market contributed 12.0 points and 11.0 points to revenue growth in the third-quarter and nine-month periods, respectively. In both periods, the region also benefited from continued strength in Brazil, where revenues increased 38% and 34% in the three- and nine-month periods, respectively, due to larger average order and increased active Representatives. The performance in Colombia and Brazil more than compensated for continued softness in Mexico, where revenues decreased 4% and 5% in the three- and nine-month periods, respectively, mainly due to a decline in active Representatives, reflecting challenges related to field execution.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

The decrease in operating margin in Latin America during both periods of 2006 was most significantly impacted by higher inventory obsolescence, spending on advertising, higher compensation-related expenses and higher allocation of global expenses, partially offset by operating efficiencies due to the revenue increase and savings associated with restructuring initiatives. Additionally, costs to implement our restructuring initiatives negatively impacted operating margin by 1.6 points in the nine months ended September 30, 2006.

Currency restrictions enacted by the Venezuelan government in 2003 limit the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. At September 30, 2006, Avon Venezuela had cash balances of approximately $70.0 primarily denominated in bolivars. We use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2005, Avon Venezuela’s revenue and operating profit represented approximately 3% and 6% of consolidated revenue and consolidated operating profit, respectively.

Western Europe, Middle East & Africa

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$261.3	$241.5	8%	6%	$767.8	$742.7	3%	6%
Operating profit	(28.1)	9.1	*	*	(36.4)	43.2	*	*
Operating margin	(10.8)%	3.8%	(14.6)	(14.3)	(4.7)%	5.8%	(10.5)	(10.4)

Units sold				1%				3%
Active Representatives				4%				2%

*	Calculation not meaningful

Total revenue in both periods increased reflecting growth in active Representatives. The revenue growth in both periods was primarily driven by growth of 39% and 33% in Turkey in the three- and nine-month periods, respectively, which benefited from the continued strength of recruiting and field programs. Revenue in the U.K increased 6% in the three-month period due to favorable foreign exchange, as strong Beauty growth offset declines in other categories.

Incremental costs during 2006 associated with costs to implement restructuring initiatives, which negatively impacted segment operating margin 3.5 points and 5.2 points in the three and nine months ended September 30, 2006, respectively, drove the operating margin decline in both periods. Other contributing items include $21.0 of expense associated with the one-time resolution of the value-added tax dispute in the U.K, higher inventory obsolescence expense, unfavorable foreign exchange on imported inventory in Turkey, higher allocation of global expenses, spending on advertising and costs related to the implementation of an enterprise resource planning system, partially offset by operating efficiencies due to the revenue increase and savings associated with restructuring initiatives.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Central & Eastern Europe

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$269.0	$263.2	2%	(3)%	$863.6	$835.9	3%	2%
Operating profit	57.8	64.0	(10)%	(16)%	190.6	232.4	(18)%	(20)%
Operating margin	21.5%	24.3%	(2.8)	(3.1)	22.1%	27.8%	(5.7)	(5.9)

Units sold				(4)%				(1)%
Active Representatives				8%				9%

Total revenue increased during both periods in 2006 reflecting favorable foreign exchange and growth in active Representatives, partially offset by lower average order. The region’s revenue excluding foreign exchange declined in the three-month period in part due to new importation laws for ethanol-based products which affected our ability to ship fragrance orders in Russia, as well as continued softness in other countries, principally Poland. We believe that this issue has largely been resolved and expect that the new importation laws will not have a material effect on revenues in Russia going forward. Revenue growth in the nine-month period was primarily driven by growth in Russia, partially offset by declines in other countries. Units sold declined in both periods mainly due to underperformance in color cosmetics.

Operating margin in both periods was negatively impacted by higher product costs, higher allocation of global expenses, higher spending for advertising and higher compensation-related expenses. Costs to implement restructuring initiatives accounted for .6 point of the operating margin decline in the nine-month period.

Asia Pacific

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$201.3	$207.6	(3)%	(3)%	$588.0	$640.4	(8)%	(6)%
Operating profit	20.9	27.9	(25)%	(27)%	30.9	89.9	(66)%	(66)%
Operating margin	10.4%	13.5%	(3.1)	(3.2)	5.3%	14.0%	(8.7)	(8.9)

Units sold				(9)%				(10)%
Active Representatives				(10)%				(11)%

The region’s revenue decline during both periods in 2006 was attributable to continued declines in Japan, as well as the first-half 2006 closing of our Indonesian operations. Japan’s revenue declined 13% in the third quarter of 2006, compared to a decline of 29% in the first half of 2006, driven by declines in the direct mail business reflecting the ongoing rebalancing between the direct selling and direct mail businesses.

Asia Pacific operating margin declined in both periods, primarily due to lower revenue, higher product costs (principally in Japan), spending on advertising, higher allocation of global expenses, and higher inventory obsolescence expense, partially offset by savings associated with restructuring activities. Additionally, incremental expenses during 2006 for costs to implement restructuring initiatives, which decreased segment margin by 3.7 points during the nine months ended September 30, 2006, contributed to the operating margin decline in both periods.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

China

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2006	2005	US$	Local Currency	2006	2005	US$	Local Currency
Revenue	$49.3	$45.2	9%	7%	$144.6	$154.0	(6)%	(9)%
Operating profit	(3.0)	1.6	*	*	(7.9)	14.7	*	*
Operating margin	(6.1)%	3.4%	(9.5)	(9.7)	(5.5)%	9.5%	(15.0)	(15.2)

Units sold				1%				(8)%
Active Representatives				*				*

*	Calculation not meaningful

Our business in China continues to evolve with the opening of direct selling. In March 2006, Avon received the first, and to our knowledge, the only national license issued to date to commence direct selling under directives issued by the Chinese government in late 2005. We are actively recruiting a direct selling force, called Sales Promoters, throughout the country. These Sales Promoters must be trained and certified according to government regulations, and as of September 30, 2006, we had certified over 236,000 Sales Promoters. Due to our active recruiting, we typically have a queue of thousands in the process of being certified. By definition, certified Sales Promoters are not active Representatives. We are currently training certified Sales Promoters to be active Representatives within Avon’s direct selling model. Prior to the reopening of direct selling we had sold our products in China through a vast network of franchised beauty boutiques and company-owned store counters. We no longer operate store counters. In addition to operating a retail boutique, beauty boutiques can now participate in direct selling, by acting as a service center to the Sales Promoters under the direct selling regulations for which Avon will offer compensation. China’s revenue is derived from both Sales Promoters and beauty boutiques.

Total revenue increased in the third quarter of 2006, as the continued roll-out of direct selling more than offset the unfavorable impact of the exit of the company-owned store counters. Revenue declined in the nine-month period, as the beauty boutique owners reduced their order sizes in connection with the resumption of direct selling, which impacted revenue comparisons for the first quarter of 2006 as compared to the first quarter of 2005. Due to the gradual increase in sales from direct selling since our March 2006 launch, direct selling is becoming a greater portion of our business and is expected to continue to do so as we continue to build the direct-selling business.

The operating margin decrease in both periods was primarily driven by higher spending on advertising and fees paid to registered service centers for providing services to our active Representatives, partially offset by savings associated with our restructuring initiatives. The third quarter 2006 reversal of previously recorded restructuring reserves favorably impacted operating margin by 4.2 points in the three-month period. The revenue decline in the first quarter of 2006 and costs to implement restructuring activities, which negatively impacted operating margin by 2.0 points in the nine-month period, also contributed to the operating margin decline in the nine-month period.

Global Expenses

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	% Change	2006	2005	% Change
Total Global expenses	$99.0	$73.8	34%	$331.5	$220.8	50%
Allocated to segments	(76.9)	(52.4)	47%	(226.9)	(156.8)	45%
Net Global expenses	$22.1	$21.4	3%	$104.6	$64.0	63%

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Global expenses increased $25.2 and $110.7 during the third quarter and nine-month period in 2006, respectively, primarily due to costs of $2.4 and $38.4 to implement restructuring initiatives, respectively, as well as higher compensation-related expenses. Global expenses in the third quarter and nine-month period also included $9.7 and $36.5 of higher share-based compensation, respectively, due to our adoption of FAS 123R effective January 1, 2006. Share-based compensation expenses were included in the amounts allocated to the segments. The costs of implementing restructuring initiatives recorded within Global expenses were not included in the amounts allocated to the segments.

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

Inventory levels have continued to increase during the first nine months of 2006 from $801.7 at December 31, 2005 to $977.2 at September 30, 2006, primarily due to higher sales volume and foreign exchange, partially offset by a decrease in inventory days. As previously mentioned, our turnaround plan includes initiatives to simplify our product line.

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2006 increased by $68.8 during the first nine months of 2006, despite 2006 being a transition year due to the commencement of our turnaround program in the fourth quarter of 2005 and the making of approximately $95.0 of cash payments associated with restructuring. Operating cash flows benefited from lower pension contributions of $54.0 during 2006 as compared to 2005 and lower payments associated with incentive compensation. To a lesser extent, 2006 was impacted by unfavorable working capital levels in inventory and accounts receivable. The lower income-related cash flow (net income adjusted for non-cash items) during 2006 was significantly offset by higher accruals for restructuring initiatives, higher compensation-related accruals and a reduction in income taxes payable resulting from audit settlements.

As discussed in Note 5, Employee Benefits, we anticipate contributing an additional $3.0 and $10.0 to fund our U.S. and non-U.S. pension plans during the remainder of 2006. We are considering strategies to fund certain international plans and, as a result, we may increase anticipated contributions to our non-U.S. plans by $55.0 during the remainder of 2006.

Net Cash Used by Investing Activities

Net cash used by investing activities in 2006 was $11.5 lower than in 2005 resulting from lower capital expenditures due to fewer major construction projects during 2006, partially offset by the acquisition of the remaining minority interest in our two joint venture subsidiaries in China for approximately $39.0.

Net Cash Provided by Financing Activities

Net cash used by financing activities in 2006 was $270.9 as compared to net cash provided by financing activities of $24.8 in 2005, mainly driven by higher borrowings during 2005 and lower proceeds from stock option exercises during 2006, partially offset by lower repurchases of common stock.

We increased our dividend payments to $.175 per share in the first quarter of 2006 from $.165 per share in the same period of 2005.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of September 30, 2006.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $413.5 outstanding under this program as of September 30, 2006.

In August 2006, we entered into a one-year Japanese yen 11.0 billion ($93.7 at the exchange rate on September 30, 2006) uncommitted credit facility (“yen credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the yen credit facility bear interest at the yen LIBOR rate plus an applicable margin. The yen credit facility is available for general corporate purposes, including working capital and the repayment of outstanding indebtedness. At September 30, 2006, $93.7 (Japanese yen 11.0 billion) was outstanding under the yen credit facility.

The yen credit facility was used to repay the Japanese yen 9.0 billion note which became due in September 2006, as well as for other general corporate purposes. The yen credit facility is designated as a hedge of our net investment in our Japanese subsidiary.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At September 30, 2006 and December 31, 2005, we held interest rate swap agreements that effectively converted approximately 40% and 60%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	our ability to implement the key initiatives of our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification, strategic sourcing initiative, and cash management, tax, foreign currency hedging and risk management strategies, and our ability to achieve anticipated benefits from such initiatives;

•	the possibility of business disruption in connection with our multi-year restructuring initiatives;

•	the costs associated with our product line simplification program;

•	our ability to achieve growth objectives, particularly in our largest markets and new and emerging markets;

•	our ability to replace lost sales attributable to the repositioning of the Beauty Plus and Beyond Beauty business in the United States;

•	our ability to successfully identify new business opportunities and acquisition candidates, and our ability to successfully integrate or manage any acquired business;

•	the effect of political, legal and regulatory risks, as well as foreign exchange or other restrictions, imposed on us, our operations or our Representatives by governmental entities;

•	our ability to successfully transition our business in China in connection with the resumption of direct selling in that market and our ability to operate using the direct selling model permitted in that market;

•	the impact of substantial currency fluctuations on the results of our foreign operations;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in Latin America, Asia Pacific, Central and Eastern Europe and the Middle East;

•	a general economic downturn, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, or other sudden disruption in business operations beyond our control as a result of events such as acts of terrorism or war, natural disasters, pandemic situations and large-scale power outages;

•	the possible impact of the new importation laws for ethanol-based products in Russia;

•	the quality, safety and efficacy of our products;

•	our ability to attract and retain key personnel and executives;

•	competitive uncertainties in our markets, including competition from companies in the cosmetics, fragrances, skin care and toiletries industry, some of which are larger than we are and have greater resources;

•	our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase Representative productivity, and to compete with other direct selling organizations to recruit, retain and service Representatives;

•	the impact of changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in our material pending and future litigations;

•	our access to financing; and

•	the impact of possible pension funding obligations and increased pension expense on our cash flow and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and principal financial officers also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have begun to implement an Enterprise Resource Planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases extending through 2009. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

We implemented the ERP system in Poland during the third quarter of 2006 after having implemented in Germany in 2005. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation in Poland. We concluded, as part of our evaluation described in the above paragraph, that the implementation of ERP in Poland has not materially affected our internal control over financial reporting.

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/06 – 7/31/06	469,800		$31.37	469,800	849,818,000
8/1/06 – 8/31/06	1,834,700		28.01	1,834,700	798,430,000
9/1/06 – 9/30/06	1,165,820	(2)	29.91	1,165,350	763,573,000

Total	3,470,320			3,469,850

(1)	All of the shares were purchased in open-market transactions as part of our publicly announced $1.0 billion share repurchase program, announced on February 1, 2005. The program commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.
(2)	Includes share repurchases under our publicly announced programs and 470 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: October 27, 2006

/s/ Richard S. Foggio
Richard S. Foggio
Group Vice President,
Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

10.1	Restricted Stock Unit Award Agreement, dated as of July 26, 2006, by and between Avon Products, Inc. and Elizabeth Smith, Executive Vice President, President North America and Global Marketing, under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 1, 2006)

10.2	Loan Agreement, dated as of August 28, 2006, by and between Avon Products, Inc. and the Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002