Form 10-K
period 2006-12-31
AVON PRODUCTS INC
filed 2007-02-28
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

---------------------------------------------------------------

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-4881

AVON PRODUCTS, INC.

---------------------------------------------------------------

(Exact name of registrant as specified in its charter)

New York	13-0544597
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, N.Y. 10105-0196

(Address of principal executive offices)

(212) 282-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
---------------------------------------------------------------
Common stock (par value $.25)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2006 (the last business day of our most recently completed second quarter) was $13.9 billion.

The number of shares of Common Stock (par value $.25) outstanding at January 31, 2007, was 441,081,231.

Documents Incorporated by Reference

Parts II and III – Portions of the registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders.

Table of Contents

Part I

4

Item 1 Business

8

Item 1A Risk Factors

13

Item 1B Unresolved Staff Comments

13

Item 2 Properties

14

Item 3 Legal Proceedings

14

Item 4 Submission of Matters to a Vote of Security Holders

Part II

15

Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

17

Item 6 Selected Financial Data

18

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

33

Item 7A Quantitative and Qualitative Disclosures About Market Risk

34

Item 8 Financial Statements and Supplementary Data

34

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

34

Item 9A Controls and Procedures

35

Item 9B Other Information

Part III

36

Item 10 Directors, Executive Officers of the Registrant and Corporate Governance

36

Item 11 Executive Compensation

36

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

36

Item 13 Certain Relationships and Related Transactions, and Director Independence

36

Item 14 Principal Accounting Fees and Services

Part IV 37 Item 15 Exhibits and Financial Statement Schedule 37 15 (a) 1 Consolidated Financial Statements 37 15 (a) 2 Financial Statement Schedule 37 15 (a) 3 Index to Exhibits 42 Signatures

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification, strategic sourcing initiative, zero overhead growth and cash management, tax, foreign currency hedging and risk management strategies;

•

our ability to realize the anticipated benefits from our multi-year restructuring initiatives or other strategic initiatives on the time schedules or in the amounts that we expect, and our plans to invest these anticipated benefits ahead of future growth;

•	the possibility of business disruption in connection with our multi-year restructuring initiatives or other strategic initiatives;
•	our ability to realize sustainable growth from our investments in our brand and the direct selling channel;
•	the costs associated with our product line simplification program;
•	our ability to achieve growth objectives, particularly in our largest markets and new and emerging markets;
•	our ability to successfully identify new business opportunities and acquisition candidates, and our ability to successfully integrate or manage any acquired business;
•	the effect of political, legal and regulatory risks, as well as foreign exchange or other restrictions, imposed on us, our operations or our Representatives by governmental entities;
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
•

a general economic downturn, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, or other sudden disruption in business operations beyond our control as a result of events such as acts of terrorism or war, natural disasters, pandemic situations and large scale power outages;

•	the risk of product or ingredient shortages resulting from our concentration of sourcing in fewer suppliers;
•	the quality, safety and efficacy of our products;
•	the success of our research and development activities;
•	our ability to attract and retain key personnel and executives;
•

competitive uncertainties in our markets, including competition from companies in the cosmetics, fragrances, skin care and toiletries industry, some of which are larger than we are and have greater resources;

•

our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase Representative productivity, to improve Internet-based tools for our Representatives, and to compete with other direct selling organizations to recruit, retain and service Representatives;

•

the impact of the seasonal nature of our business, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

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

Our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations in six regions: North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. We also centrally manage Brand Marketing and Supply Chain organizations. Financial information relating to our reportable segments is included in the “Segment Review” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 33 of this 2006 Annual Report on Form 10-K, and in Note 11, Segment Information, on pages F-24 through F-26 of this 2006 Annual Report on Form 10-K. Information about geographic areas is included in Note 11, Segment Information, on pages F-24 through F-26 of this 2006 Annual Report on Form 10-K.

Strategic Initiatives

In November 2005, we launched a comprehensive, multi-year turnaround plan to restore sustainable growth. Our four-point turnaround plan includes:

•	Committing to brand competitiveness by focusing research and development resources on product innovation and by increasing our advertising;
•

Winning with commercial edge by more effectively utilizing pricing and promotion, expanding our Sales Leadership program and improving the attractiveness of our Representative earnings opportunity as needed;

•	Elevating organizational effectiveness by redesigning our structure to eliminate layers of management in order to take full advantage of our global scale and size; and
•	Transforming the cost structure so that our costs are aligned to our revenue growth and remain so.

We attacked our cost structure, primarily through delayering, and we have reinvested ahead of savings from this and other cost savings initiatives. Our initial investments have focused significantly on advertising and our direct selling channel, where we have increased investments in 2006.

We are also committed to increasing our spending on product and brand innovation. In 2006, we launched several new innovative products, including Anew Clinical THERMAFIRM Face Lifting Cream, Anew Clinical EYE LIFT, superFULL mascara, Avon Solutions Ageless Results, Ultra Moisture Rich Metallic Lipstick, Avon Crystal Aura fragrance, Avon Blue Rush fragrance and Derek Jeter DRIVEN fragrance. In 2007, we expect to implement a comprehensive strategy to reposition and rebrand our color line, including product innovation, upgrading packaging, a significant increase in advertising, improved merchandising and new brochure executions. We are forging alliances for our color line including alliances with a color make-up artist and an international fashion designer. In 2007, we also plan to launch a global integrated marketing campaign, called Hello Tomorrow, supporting both the brand and the direct selling channel. Additionally, we expect to continue to reallocate the time our research and development department spends toward innovation and away from promotional items.

We are also investing in our direct selling channel to improve the reward and effort equation for our Representatives (Representative Value Proposition). We have accelerated the roll out of our Sales Leadership program, which is described below, and have undertaken extensive analysis to better understand the drivers of value for our Representatives. In 2007, we will continue to look for ways to improve the earnings opportunity for Representatives through various means, including the following:

•	Evaluating optimum commissions in select markets;
•	Continuing to roll-out our Sales Leadership Program, which offers Representatives an enhanced career opportunity;
•	Strategically examining fee structure and brochure costs to enhance Representative economics; and
•	Recalibrating the frequency of campaigns to maximize Representative selling opportunities.

While the earnings and effort equation will be different within our global portfolio of businesses, we expect that web enablement will be a key element to reduce Representative effort worldwide. We will focus on improving Internet-based tools for our Representatives.

We have launched a product line simplification program (“PLS”), which includes an analysis of our product line to develop a smaller range of better performing, more profitable products. This program is designed to improve the shopping experience, our brand image and Representative experiences by reducing the number of SKU’s overall, which is expected to have significant savings implications. Over time we expect this initiative will:

•	Improve customer service;
•	Reduce complexity and confusion of our offering to customers and Representatives;
•	Simplify our product line for effectiveness and efficiency;
•	Impact the new product development decision-making process;
•	Improve life cycle management procedures;
•	Improve inventory management; and
•	Drive improved Supply Chain utilization.

Additionally, we are embarking on a strategic sourcing initiative (“SSI”) to reduce direct and indirect costs of materials, goods and services. Under this initiative, we will shift our purchasing strategy toward a global supplier orientation from one that is more local and component oriented. Beyond lower costs, our goal for this initiative is to improve asset management, service for Representatives and vendor relationships. We have also begun the implementation of a Sales and Operating Planning process that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

We have begun to institutionalize a zero overhead growth methodology (“ZOG”) in which inflation is offset by improvements in productivity. These improvements in productivity will come primarily from previously announced initiatives such as our restructuring program, PLS and SSI.

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005 we announced a multi-year restructuring plan. We expect to incur total restructuring charges and other costs to implement our restructuring initiatives in the range of $500.0 before taxes. Specific actions during 2005, 2006 and January 2007 for this phase of our restructuring initiatives included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;
•

the phased outsourcing of certain services, including certain key human resource and customer service processes, and the move of certain services from markets within Europe to lower cost shared service centers;

•	the realignment of our North America distribution operations;
•

the exit of certain unprofitable operations, including the closure of the Avon Salon & Spa, the closure of our operations in Indonesia, the exit of a product line in China and the exit of the beComing product line in the U.S.; and

•	the reorganization of certain functions, primarily sales-related organizations.

Distribution

We presently have sales operations in 63 countries and territories, including the United States, and distribute our products in 51 more. Sales are made to the ultimate customer principally through a combination of direct selling and marketing by approximately 5.3 million active independent Avon Representatives, approximately 446,000 of whom are in the United States. Representatives are independent contractors, who are not employees of ours. Representatives generally purchase products at a discount from a published brochure price directly from us and sell them to their customers. Representatives are typically our customers and we generally have no arrangements with end users of our products beyond the Representative, except as described below. Generally, Representatives are invoiced for their orders and are responsible for payment to us, regardless of whether or not the Representative sells the products to an end user. No single Representative accounts for more than 10% of our net sales.

A Representative contacts customers directly, selling primarily through brochures, which highlight new products and special promotions for each sales campaign. A Representative may also use sales tools such as product samples, demonstration products and selling aids such as make-up color charts. Sales campaigns are generally for two-week duration in the United States and two-to-four week duration for most markets outside the United States. Generally, the Representative forwards an order for a campaign to us using the mail, the Internet, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for his or her own account. A Representative generally receives a refund of the full price the Representative paid for a product if the Representative chooses to return it.

We employ certain electronic order systems to increase Representative support, which allow a Representative to run her or his business more efficiently, and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two way communications with Avon. In addition, in the United States, Representatives can further build their own Avon business through personalized web pages developed in association with us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about Avon.

In the United States and selected other markets, we also market our products through consumer websites (www.avon.com in the U.S.). These sites provide a purchasing opportunity to consumers who choose not to purchase through a Representative.

In some markets, we use decentralized branches, satellite stores and independent retail operations to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license Avon beauty centers and other retail-oriented opportunities to bring Avon to new customers in complementary ways to direct selling.

The recruiting or appointing and training of Representatives are the primary responsibilities of District Sales or Zone Managers and Sales Leadership Representatives. In most markets, District Sales or Zone Managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year's sales by Representatives in their district, while in other markets, those responsibilities are handled by independent contractors. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level compensation program which gives Representatives, known as Sales Leadership Representatives, the opportunity to obtain earnings from commissions based on sales made by Representatives they have recruited and trained, as well as from their own sales of Avon products. This program limits the number of levels on which commissions can be earned to three and continues to focus on individual product sales by Sales Leadership Representatives. Development of the Sales Leadership program throughout the world is one part of our long-term growth strategy. Because of the high rate of turnover among Representatives, which is a common characteristic of the direct-selling method, recruitment and training of new Representatives is continually necessary. As part of our four-point turnaround plan, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing Representatives, as well as our direct selling executives.

As discussed previously, we are also investing in our direct selling channel in other ways to improve the reward and effort equation for our Representatives (Representative Value Proposition).

From time to time, local governments and others question the legal status of Representatives or impose burdens inconsistent with their status as independent contractors, often in regard to possible coverage under social benefit laws that would require us (and in most instances, the Representatives) to make regular contributions to government social benefit funds. Although we have generally been able to address these questions in a satisfactory manner, these questions can be raised again following regulatory changes in a jurisdiction or can be raised in additional jurisdictions. If there should be a final determination adverse to us in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume and profitability of our business in that country that we would consider discontinuing operations in that country.

Promotion and Marketing

Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television and print advertising are used. In addition, we seek to motivate our Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the District Sales Managers or Zone Managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

A number of merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, and the promotion of products packaged as gift items. In general, for each sales campaign, a distinctive brochure is published in which new products are introduced and selected items are offered as special promotions or are given particular prominence in the brochure. A key current priority for our merchandising is to expand the use of pricing and promotional models to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.

As previously discussed, we significantly increased spending on advertising during 2006. We have also increased our investments in upgrading the quality and size of our brochure in many markets. We expect this to be an ongoing investment to strengthen our beauty image worldwide and drive sales positively. Channel elements, such as high Representative activity and brochure distribution, are important as well.

From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special promotions or other special price offers. We expect our pricing flexibility and broad product lines to mitigate any effect of these regulations.

Competitive Conditions

We face competition from various products and product lines both domestically and internationally. Worldwide, we compete against products sold directly to consumers by other direct-selling and direct sales companies and through the Internet, and against products sold through the mass market and prestige retail channels.

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

The CFT, gift and decorative products, apparel and fashion jewelry industries are highly competitive. However, the number of competitors and degree of competition that we face in the CFT, gift and decorative products, apparel and fashion jewelry industries varies widely from country to country.

We believe that the personalized customer service offered by our Representatives; the high quality, attractive designs and prices of our products; the high level of new and innovative products; our easily recognized brand name and our guarantee of satisfaction are significant factors in establishing and maintaining our competitive position.

International Operations

Our international operations are conducted primarily through subsidiaries in 62 countries and territories outside the U.S. In addition to these 62 countries and territories, our products are distributed in 51 other countries through distributorships.

Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

See the sections “Risk Factors – Our ability to conduct business, particularly in international markets, may be affected by political, legal and regulatory risks” and “Risk Factors – We are subject to other risks related to our international operations, including exposure to foreign currency fluctuations” in Item 1A on page 10 of this 2006 Annual Report on Form 10-K.

Manufacturing

We manufacture and package almost all of our CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased for our CFT products from various suppliers. Almost all of our non-CFT products are purchased from various suppliers. Additionally, we produce the brochures that are used by the Representatives to sell our products. The loss of any one supplier would not have a material impact on our ability to source raw materials for our CFT products or paper for the brochures or our non-CFT products. Packages, consisting of containers and packaging components, are designed by our staff of artists and designers.

The design and development of new CFT products are affected by the cost and availability of materials such as glass, plastics and chemicals. We believe that we can continue to obtain sufficient raw materials and supplies to manufacture and produce our CFT products.

As described previously, we are embarking on our SSI initiative to reduce direct and indirect costs of materials, goods and services. Under this initiative, we will shift our purchasing strategy toward a global supplier orientation from one that is more local and component oriented.

We are implementing an Enterprise Resource Planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases over the next several years. We began implementing the ERP system in Europe during 2005, and will continue to roll-out the ERP system throughout Europe over the next several years. We will begin implementation in North America in the first quarter of 2007.

See Item 2, Properties, for additional information regarding the location of our principal manufacturing facilities.

Product Categories

Each of our three product categories account for 10% or more of consolidated net sales. The following is the percentage of net sales by product category for the years ended December 31:

	2006	2005	2004
Beauty	70%	69%	69%
Beauty Plus	19%	19%	18%
Beyond Beauty	11%	12%	13%

Trademarks and Patents

Our business is not materially dependent on the existence of third party patent, trademark or other third party intellectual property rights, and we are not a party to any ongoing material licenses, franchises or concessions. We do seek to protect our key proprietary technologies by aggressively pursuing comprehensive patent coverage in major markets. We protect our Avon name and other major proprietary trademarks through registration of these trademarks in the markets where we sell our products, monitoring the markets for misuses of such trademarks by others, and by taking appropriate steps to stop any infringing activities.

Seasonal Nature of Business

Our sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT, gift and decorative products, apparel, and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is, by its nature, difficult to forecast. Fourth quarter revenue was approximately 30% of total revenue in 2006 and 2005, and fourth quarter operating profit was approximately 37% and 26% of total operating profit in 2006 and 2005, respectively. The fourth quarter operating profit comparison between 2006 and 2005 was impacted by costs to implement our restructuring initiatives and PLS program. In 2005, cost to implement of $56.5 was all recorded in the fourth quarter whereas only $43.6 of full-year 2006 cost to implement of $228.8 was recorded in the fourth quarter of 2006. The fourth quarter of 2006 also includes costs of $41.6 of full-year 2006 costs of $81.4 related to our PLS program.

Research and Product Development Activities

New products are essential to growth in the highly competitive cosmetics industry. Our research and development department’s efforts are significant to developing new products, including formulating effective beauty treatments relevant to women's needs, and redesigning or reformulating existing products. To increase our brand competitiveness, we have increased our focus on new technology and product innovation to deliver first-to-market products that deliver visible consumer benefits.

Our research and development facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have satellite research facilities located in Brazil, China, Japan, Mexico and Poland.

In 2006, our most significant product launches included ANEW Clinical THERMAFIRM Face Lifting Cream, ANEW Clinical EYE LIFT, superFULL Mascara, Avon Solutions Ageless Results, Ultra Moisture Rich Metallic Lipstick, Avon Crystal Aura fragrance, Avon Blue Rush fragrance, and Derek Jeter DRIVEN fragrance.

The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $65.8 in 2006, $64.2 in 2005, and $63.1 in 2004. This research included the activities of product research and development and package design and development. Most of these activities were related to the development of CFT products.

Environmental Matters

In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect upon the capital expenditures, financial position or competitive position of Avon.

Employees

At December 31, 2006 and 2005, we employed approximately 40,300 and 43,000 full-time equivalent employees, respectively. Of these, approximately 6,600 and 7,300, respectively, were employed in the United States and 33,700 and 35,700, respectively, in other countries.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are and have been throughout 2006, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, N.E. Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in this 2006 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Our success depends on our ability to execute fully our global business strategy.

Our ability to implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•	implement our multi-year restructuring initiatives and achieve anticipated benefits from these initiatives;
•	increase our beauty sales and market share, and strengthen our brand image;
•	realize anticipated cost savings and reinvest such savings effectively in consumer-oriented investments and other aspects of our business;
•	implement appropriate product mix and pricing strategies including our product line simplification program;
•	implement enterprise resource planning and our strategic sourcing initiative, and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;
•	implement cash management, tax, foreign currency hedging and risk management strategies;
•	implement our Sales Leadership program globally, recruit Representatives, enhance the Representative experience and increase their productivity through investments in the direct selling channel; and
•

reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as acquisitions, joint ventures and strategic alliances with other companies.

There can be no assurance that any of these initiatives will be successfully and fully executed within the planned time periods.

We may experience difficulties, delays or unexpected costs in completing our multi-year turnaround plan, including achieving the anticipated benefits of our multi-year restructuring initiatives.

In November 2005, we announced a multi-year turnaround plan as part of a major drive to fuel revenue growth and expand profit margins, while increasing consumer investments. As part of the turnaround plan, restructuring initiatives include: enhancement of organizational effectiveness, implementation of a global manufacturing strategy through facilities realignment, additional supply chain efficiencies in the areas of procurement and distribution and streamlining of transactional and other services through outsourcing and moves to low-cost countries. We may not realize, in full or in part, the anticipated benefits from one or more of these initiatives, and other events and circumstances, such as difficulties, delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated benefits. If we are unable to realize these benefits, our ability to continue to fund planned advertising, market intelligence, consumer research and product innovation initiatives may be adversely affected. In addition, our plans to invest these benefits ahead of future growth means that such costs will be incurred whether or not we realize these benefits. Finally, the costs of implementing the restructuring plan are expected to be in the range of $500 million before taxes, a significant portion of which has not yet been incurred.

We are also subject to the risk of business disruption in connection with our multi-year restructuring initiatives, which could have a material adverse effect on our business, financial condition and operating results.

There can be no assurance that we will be able to achieve our growth objectives.

There can be no assurance that we will be able to achieve profitable growth in the future. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we have higher growth targets. Our growth overall is also subject to the strengths and weakness of our individual markets, including our international markets. Our ability to increase revenue and earnings depends on numerous factors, and there can be no assurance that our current or future business strategies will lead to such increases.

Our business is conducted worldwide primarily in one channel, direct selling.

Our business is conducted worldwide, primarily in the direct selling channel. Sales are made to the ultimate consumer principally through 5.3 million independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct selling business. As a result, in order to maintain our business and grow our business in the future, we need to retain and recruit Representatives on a continuing basis. If consumers change their purchasing habits, such as by reducing purchases of beauty and related products from Representatives or buying beauty and related products in channels other than in direct selling, this could reduce our sales and have a material adverse effect on our business, financial condition and results of operations. If our competitors establish greater market share in the direct selling channel, our business, financial condition and operating results may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, financial condition and operating results may be adversely affected.

Our ability to conduct business, particularly in international markets, may be affected by political, legal and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

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

For example, in 1998, the Chinese government banned direct selling but, subsequently in April 2005, the Chinese government granted approval for us to proceed with a limited test of direct selling in certain areas. The Chinese government later issued direct selling regulations in late 2005, and we were granted a direct selling license by China’s Ministry of Commerce in late February 2006, which has allowed us to commence direct selling under such regulations. However, there can be no assurance that these and other regulations and approvals will not be rescinded, restricted or otherwise altered, which may have a material adverse effect on our direct selling business in China. There can be no assurance that we will be able to successfully transition our business in China in connection with the resumption of direct selling in that market and successfully operate using the direct selling model currently in place or that may be subsequently permitted in that market, or that we will experience growth in that or other emerging markets. The introduction of new channels in our business, such as the direct selling channel in China, may also negatively impact existing sales. We may encounter similar political, legal and regulatory risks in Central and Eastern Europe, Latin America, Asia Pacific, and the Middle East and Africa.

We are also subject to changes in other foreign laws, rules, regulations or policies, such as restrictions on trade, import and export license requirements, tariffs and taxes. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future.

We are subject to other risks related to our international operations, including exposure to foreign currency fluctuations.

We operate globally, through operations in various locations around the world, and derive approximately 75% of our consolidated revenue from our operations outside of the U.S. One risk associated with our international operations is the possibility that a foreign government may impose new currency remittance restrictions. Another risk associated with our international operations is that the functional currency for most of our international operations is the applicable local currency. Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, results of operations and financial condition.

Third party suppliers provide, among other things, the raw materials used to manufacture our CFT products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.

We manufacture and package almost all of our CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third party suppliers for our CFT products. Almost all of our non-CFT products are purchased from various suppliers. Additionally, we produce the brochures that are used by Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our CFT products, the purchasing of our non-CFT products or the production of our brochures. This risk may be exacerbated by our recently announced strategic sourcing initiative, which is expected to shift our purchasing strategy toward a global supplier orientation. Furthermore, increases in the costs of raw materials may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.

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

Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our Representatives’ or end customers’ standards, our relationship with our Representatives or end customers could suffer, we could need to recall some of our products, our reputation could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our information technology systems may be susceptible to disruptions.

We employ information technology systems to support our business, including systems to support financial reporting, an Enterprise Resource Planning (“ERP”) system which we are implementing on a worldwide basis, and an internal communication and data transfer network. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection and invoicing systems and on-line training. We have Internet sites in many of our markets, including business-to-business sites to support Representatives. We have recently announced initiatives to increase our reliance on employing information technology systems to support our Representatives, as well as initiatives, as part of our multi-year restructuring program, to outsource certain services, including the provision of global human resources information technology systems to our employees. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operation.

Any future acquisitions may expose us to additional risks.

We continuously review acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

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

Our principal competitors in the CFT industry are large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. There are many other companies that compete in more narrow CFT product lines sold through retail establishments. This industry is highly competitive, and some of our principal competitors in the CFT industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer. We have many competitors in the highly competitive gift and decorative products and apparel industries globally, including retail establishments, principally department stores, gift shops and specialty retailers, and direct-mail companies specializing in these products. Our principal competition in the highly competitive fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through retail establishments. However, the number of competitors and degree of competition that we face in the CFT, gift and decorative products, apparel and fashion jewelry industries varies widely from country to country. There are a number of direct-selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally.

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

Our continued success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and related products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. If we are unable to anticipate and respond to trends in the market for beauty and related products and changing consumer demands, our financial results will suffer. This risk may be exacerbated by our product line simplification program, which will lead to significant changes to our product offerings.

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

The market for our products depends to a significant extent upon the value associated with our patents and trademarks. We own the material patents and trademarks used in connection with the marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Although most of our material intellectual property is registered in the United States and in certain foreign countries in which we operate, there can be no assurance with respect to the rights associated with such intellectual property in those countries. In addition, the laws of certain foreign countries, including many emerging markets, such as China, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our patents and trademarks may be substantial.

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are and may, in the future, become party to litigation, including, for example, claims relating to our customer service or advertisings, or alleging violation of the federal securities or ERISA laws and/or state law. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.

Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. During the fiscal year ended December 31, 2006, we contributed approximately $160.0 to the plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal properties worldwide consist of manufacturing facilities for the production of CFT products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. The domestic manufacturing facilities are located in Morton Grove, IL and Springdale, OH. The domestic distribution centers are located in Atlanta, GA; Glenview, IL; Newark, DE; and Pasadena, CA. The research and development facility is located in Suffern, NY. We also lease office space in two locations in New York City and own property in Rye, NY, for our executive and administrative offices.

Other principal properties outside the U.S measuring 50,000 square feet or more include the following:

•	three distribution centers for primary use in North America operations (other than in the United States);
•	five manufacturing facilities, ten distribution centers and one administrative office in Latin America;
•	three manufacturing facilities in Europe, primarily servicing Western Europe, Middle East & Africa and Central and Eastern Europe;

•	four distribution centers and two administrative offices in Western Europe, Middle East & Africa;
•	one distribution center and two administrative offices in Central & Eastern Europe;
•	two manufacturing facilities, four distribution centers, and three administrative offices in Asia Pacific; and
•	one manufacturing facility and twelve distribution centers in China.

Of all the properties listed above, 30 are owned and the remaining 33 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.

We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity. In January 2007, we announced plans to restructure our North America distribution operations. This initiative includes the building of a state-of-the-art distribution center in the U.S. Midwest, a location to be determined, that will open in 2009. We will phase-out our current distribution branches in Newark, DE and Glenview, IL with the closures expected to be completed by mid-2009 and mid-2010, respectively.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to Note 14, Contingencies, on pages F-28 through F-30 of this 2006 Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Avon’s Common stock

Avon’s Common Stock is listed on the New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2006, there were approximately 19,092 record holders of Avon’s Common Stock. We believe that there are many additional shareholders who are not “shareholders of record” but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of Avon’s Common Stock, in dollars, for 2006 and 2005 were as follows:

	2006			2005
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$32.43	$26.78	$0.175	$45.66	$37.30	$0.165
Second	33.26	29.53	0.175	45.02	35.64	0.165
Third	33.08	26.16	0.175	38.01	26.30	0.165
Fourth	34.25	28.99	0.175	29.94	24.22	0.165

Stock Performance Graph

Assumes $100 invested on December 31, 2001 in Avon’s common stock, the S&P 500 Index and the Industry Composite. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2001	2002	2003	2004	2005	2006
Avon	$100.00	$117.57	$149.13	$173.50	$130.95	$154.76
S&P 500	100.00	78.03	100.16	110.92	116.28	134.43
Industry Composite (2)	100.00	90.58	107.94	124.08	120.52	134.57

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Industry Composite includes Alberto-Culver, Clorox, Colgate–Palmolive, Estée Lauder, Kimberly Clark, Procter & Gamble and Revlon.

The Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this annual report on Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of Avon Common Stock during the fourth quarter of 2006:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/06 – 10/31/06	435,824	(2)	$30.07	432,800	$750,561,000
11/1/06 – 11/30/06	1,770,493		32.93	1,770,493	692,250,000
12/1/06 – 12/31/06	1,341,192	(3)	33.38	1,334,200	647,714,000
Total	3,547,509			3,537,493

(1)

All of the shares were purchased in open-market transactions as part of our publicly announced $1.0 billion share repurchase program, announced on February 1, 2005. The program commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.

(2)

Includes share repurchases under our publicly announced programs and 3,024 shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)

Includes share repurchases under our publicly announced programs and 6,992 shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the “Equity Compensation Plan Information” section of Avon’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes.

	2006 (1)	2005 (2)	2004	2003	2002 (3)
Income Data
Total revenue	$8,763.9	$8,149.6	$7,747.8	$6,845.1	$6,200.1
Operating profit	761.4	1,149.0	1,229.0	1,042.8	863.5
Net income	477.6	847.6	846.1	664.8	534.6
Diluted earnings per share (4)	$1.06	$1.81	$1.77	$1.39	$1.11
Cash dividends per share	$.70	$0.66	$0.56	$0.42	$0.40

Balance Sheet Data
Total assets	$5,238.2	$4,761.4	$4,148.1	$3,562.3	$3,327.5
Debt maturing within one year	615.6	882.5	51.7	244.1	605.2
Long-term debt	1,170.7	766.5	866.3	877.7	767.0
Total debt	1,786.3	1,649.0	918.0	1,121.8	1,372.2
Shareholders' equity (deficit)	790.4	794.2	950.2	371.3	(127.7)

(1)

In 2006, we recorded restructuring charges and other costs to implement the restructuring initiatives totaling $228.8 pretax ($158.2 after tax, or $.35 per diluted share), related to our multi-year restructuring plan announced during 2005. We also recorded charges totaling $81.4, including $72.6 of inventory obsolescence expense, related to our product line simplification program. Additionally, we recorded charges totaling $49.2 related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), including restricted stock units granted in connection with design changes to share-based compensation plan designed related to the adoption. We also recorded decreases of $232.8 and $254.7 to total assets and shareholders’ equity, respectively, from the initial adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”).

(2)

In 2005, we recorded restructuring charges and other costs to implement the restructuring initiatives totaling $56.5 pretax ($44.2 after tax, or $.09 per diluted share), related to our multi-year restructuring plan announced during 2005.

(3)

In 2002, we recorded restructuring charges of $43.6 pretax ($30.4 after tax, or $.06 per diluted share), primarily related to workforce reductions and facility rationalizations. We also reversed accruals relating to previous restructuring charges of $7.3 pretax ($5.2 after tax, or $.01 per diluted share).

(4)

For purposes of calculating diluted earnings per share for the years ended December 31, 2003 and 2002, after tax interest expense of $5.7 and $10.4, respectively, applicable to convertible notes, has been added back to net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries (“Avon” or the “Company”) should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes. When used in this discussion, the terms “Avon,” “Company,” “we” or “us” mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 63 countries and territories, including the United States, and distribute products in approximately 51 more. Our reportable segments are based on geographic operations in six regions: North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific and China. We centrally manage global Brand Marketing and Supply Chain organizations. Product categories include: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark, a global cosmetics brand that focuses on the market for young women, are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.3 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we have higher growth targets.

We have continued to experience strong growth from most developing markets, such as Brazil, Russia and Turkey, and significant contribution from another, Colombia, in which we acquired the Avon business of our licensee during the fourth quarter of 2005. We have also experienced signs of improvement in certain developed markets, such as the United States and United Kingdom. We are taking steps to address continued declines in certain other developed markets, Mexico and Japan, but challenges remain as these markets require longer-term solutions. During 2006, we experienced growth in all segments, except Asia Pacific.

In 2005, we launched a comprehensive multi-year turnaround plan, described below, which seeks to take cost out of our business and reinvest those savings in initiatives that we expect to generate revenues as well as increase profitability over the long run. As part of this turnaround plan, in 2006 we invested ahead of savings and incurred incremental costs, including costs to implement restructuring initiatives, increased spending on advertising and higher inventory obsolescence expense. Operating profit during 2006 was negatively impacted by these costs associated with our turnaround plan. Additionally, higher compensation-related expenses and expenses associated with the January 1, 2006, adoption of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) negatively impacted operating profit.

Strategic Initiatives

In November 2005, we launched a comprehensive, multi-year turnaround plan to restore sustainable growth. Our four-point turnaround plan includes:

•	Committing to brand competitiveness by focusing research and development resources on product innovation and by increasing our advertising;
•

Winning with commercial edge by more effectively utilizing pricing and promotion, expanding our Sales Leadership program and improving the attractiveness of our Representative earnings opportunity as needed;

•	Elevating organizational effectiveness by redesigning our structure to eliminate layers of management in order to take full advantage of our global scale and size; and
•	Transforming the cost structure so that our costs are aligned to our revenue growth and remain so.

The turnaround plan is starting to deliver results. We attacked our cost structure, primarily through delayering, and we have reinvested ahead of savings from this and other cost savings initiatives. Our initial investments have focused significantly on advertising and our direct selling channel, where we have increased investments in 2006. During 2006, we increased our investment in advertising by 83% from $135.9 in 2005 to $248.9 in 2006, to support product launches, and in support of Avon China’s direct-selling launch. In 2007, we expect to increase our investment in advertising by 35% to almost $340.0.

We are also committed to increasing our spending on product and brand innovation. In 2006, we launched several new innovative products, including Anew Clinical THERMAFIRM Face Lifting Cream, Anew Clinical EYE LIFT, superFULL mascara, Avon Solutions Ageless Results, Ultra Moisture Rich Metallic Lipstick,

Avon Crystal Aura fragrance, Avon Blue Rush fragrance and Derek Jeter DRIVEN fragrance. In 2007, we expect to implement a comprehensive strategy to reposition and rebrand our color line, including product innovation, upgrading packaging, a significant increase in advertising, improved merchandising and new brochure executions. We are forging alliances for our color line including alliances with a color make-up artist and an international fashion designer. In 2007, we also plan to launch a global integrated marketing campaign, called Hello Tomorrow, supporting both the brand and the direct selling channel. Additionally, we expect to continue to reallocate the time our research and development department spends toward innovation and away from promotional items.

We are also investing in our direct selling channel to improve the reward and effort equation for our Representatives (Representative Value Proposition). We have accelerated the roll out of our Sales Leadership program and have undertaken extensive analysis to better understand the drivers of value for our Representatives. In 2007, we will continue to look for ways to improve the earnings opportunity for Representatives through various means, including the following:

•	Evaluating optimum commissions in select markets;
•	Continuing to roll-out our Sales Leadership Program, which offers Representatives an enhanced career opportunity;
•	Strategically examining fee structure and brochure costs to enhance Representative economics; and
•	Recalibrating the frequency of campaigns to maximize Representative selling opportunities.

While the earnings and effort equation will be different within our global portfolio of businesses, we expect that web enablement will be a key element to reduce Representative effort worldwide. We will focus on improving Internet-based tools for our Representatives. We will also focus on enhanced training of Representatives and field management.

As part of our focus on brand competitiveness during 2006, we sought to reduce brand and margin dilution from the sale of heavily discounted excess products. As a result, we incurred higher inventory obsolescence expense of $20.5 during the first quarter of 2006, as it made more sense to discontinue selling these products rather than sell them at deep discounts and adversely affect sales of more profitable products.

As the year progressed, we also launched our product line simplification program (“PLS”), which includes an analysis of our product line to develop a smaller range of better performing, more profitable products. This program is designed to improve the shopping experience, our brand image and Representative experiences by reducing the number of SKU’s overall, which is expected to have significant savings implications. Over time we expect this initiative will:

•	Improve customer service;
•	Reduce complexity and confusion of our offering to customers and Representatives;
•	Simplify our product line for effectiveness and efficiency;
•	Impact the new product development decision-making process;
•	Improve life cycle management procedures;
•	Improve inventory management; and
•	Drive improved Supply Chain utilization.

We incurred $81.4 of costs related to our PLS program during 2006, primarily incremental inventory obsolescence expense of $72.6. Depending on the results of additional PLS analyses that will be performed to identify the optimal product assortment over the next three years and timing of any resulting decisions, we may incur future costs related to PLS in the range of $100.0 principally in the form of inventory obsolescence charges. We expect to realize annualized benefits from PLS in the range of $200.0, with benefits building progressively over the next three years.

Additionally, we are embarking on a strategic sourcing initiative (“SSI”) to reduce direct and indirect costs of materials, goods and services. Under this initiative, we will shift our purchasing strategy toward a global supplier orientation from one that is more local and component oriented. Beyond lower costs, our goal for this initiative is to improve asset management, service for Representatives and vendor relationships. We expect to realize initial benefits from SSI beginning in the second half of 2007, with annualized benefits from this initiative in the range of $200.0 by the end of 2009. We do not expect to incur any significant costs associated with this initiative. We have also begun the implementation of a Sales and Operating Planning process that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

We have begun to institutionalize a zero overhead growth methodology (“ZOG”) in which inflation is offset by improvements in productivity. These improvements in productivity will come primarily from previously announced initiatives such as our restructuring program, PLS and SSI.

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005 we announced a multi-year restructuring plan. We expect to incur total restructuring charges and other costs to implement our restructuring initiatives in the range of $500.0 before taxes. We have incurred total costs to implement, net of adjustments, of $285.3 ($228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the plan, primarily for employee-related costs, including severance, pension and other termination benefits and professional service fees related to these initiatives. Approximately 85% of the restructuring charges incurred in 2006, have and are expected to result in cash expenditures, with a majority of the remaining cash payments expected to be made during 2007. Approximately 58% of the restructuring charges incurred in 2005 resulted in future cash expenditures. We expect to incur significant additional charges over the next few years. We expect our restructuring initiatives to deliver in excess of $300.0 of annualized savings when fully realized. The actions implemented to date resulted in savings of approximately $100.0 in 2006, most of which were associated with the delayering program that we completed in 2006. We expect that the actions announced to date will result in savings in the range of $230.0 in 2007.

Specific actions during 2005, 2006 and January 2007 for this phase of our restructuring initiatives included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;
•

the phased outsourcing of certain services, including certain key human resource and customer service processes, and the move of certain services from markets within Europe to lower cost shared service centers;

•	the realignment of our North America distribution operations;
•

the exit of certain unprofitable operations, including the closure of the Avon Salon & Spa, the closure of our operations in Indonesia, the exit of a product line in China and the exit of the beComing product line in the U.S.; and

•	the reorganization of certain functions, primarily sales-related organizations.

See Note 13, Restructuring Initiatives, on pages F-26 through F-28 of this 2006 Annual Report on Form 10-K.

Outlook

We expect that our investments in both the brand and the direct selling channel will drive sustainable growth and revenue growth should average mid-single-digits over the long-term.

Our operating margin during 2007 will be impacted by incremental investments in advertising and the Representative Value Proposition, as well as continued costs of restructuring and PLS. While operating margin should expand in 2007 from 2006’s level of 8.7%, it is expected to be close to 2005’s level of 14.1% in 2008. As the savings and benefits from restructuring, PLS and SSI begin to exceed the incremental levels of investment in advertising and the Representative Value Proposition, operating margin is then expected to further expand beginning in 2009.

New Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123, which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. The impact from the adoption of SFAS 123R during 2006, including restricted stock units granted in connection with design changes to share-based compensation plans related to the adoption, decreased income before taxes and minority interest, net income, basic and diluted earnings per share, and net cash provided by operating activities for the year ended December 31, 2006, by $49.2, $32.4, $.07 and $8.1 respectively, while it increased net cash provided by financing activities by $8.1. (See Note 1, Description of the Business and Summary of Significant Accounting Policies, and Note 8, Share-Based Compensation Plans and Other Long-Term Incentive Plan).

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R, (“SFAS 158”). We adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 resulted in a decrease to our shareholders’ equity by $254.7, on an after-tax basis, a decrease to other assets of $232.8, an increase in accrued compensation of $35.5 and a decrease in employee benefit plans liability of $13.4. The adoption of SFAS 158 had no impact on our Consolidated Statement of Income for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. (See Note 10, Employee Benefit Plans).

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective January 1, 2007, for Avon. The impact of adopting FIN 48 is not expected to be material based on work performed to date, but we continue to assess the impact of FIN 48 along with implementation guidance as it is issued.

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

Key Performance Indicators

Within the following discussion and analysis, we utilize the key performance indicators (“KPIs”) defined below to assist in the evaluation of our business.

KPI	Definition
Change in Active Representatives	This indicator is based on the number of Representatives submitting an order in a campaign, totaled for all campaigns in the related period. This amount is divided by the number of billing days in the related period, to exclude the impact of year-to-year changes in billing days (for example, holiday schedules). To determine the Change in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year.

Change in Units	This indicator is based on the gross number of pieces of merchandise sold during a period, as compared to the same number in the same period of the prior year. Units sold include samples sold and product contingent upon the purchase of another product (for example, gift with purchase or purchase with purchase), but exclude free samples.

Inventory Days	This indicator is equal to the number of days of estimated future months’ cost of sales covered by the inventory balance at the end of the period.

CRITICAL ACCOUNTING ESTIMATES

We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, for a detailed discussion of the application of these and other accounting policies.

Restructuring Reserves

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of FAS No. 112, Employer’s Accounting for Post-Employment Benefits for severance provided under an ongoing benefit arrangement. One-time benefit arrangements and disposal costs, primarily contract termination costs, are accounted for under the provisions of FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We evaluate impairment issues under the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We estimate the expense for these initiatives, when approved by the appropriate corporate authority, by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment of property, plant and equipment, contract termination payments for leases, and any other qualifying exit costs. These estimated costs are grouped by specific projects within the overall plan and are then monitored on a quarterly basis by finance personnel. Such costs represent management’s best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine if and adjustment is required.

Allowances for Doubtful Accounts Receivable

Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside the U.S. The Representative purchases products directly from Avon and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to Avon each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances. Over the past three years, annual bad debt expense has been approximately $135.0 to $145.0, or approximately 1.7% of total revenue. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collectibility of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowances for Sales Returns

We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, sales returns have been in the range of $285.0 to $295.0, or approximately 3.5% of total revenue. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.

Provisions for Inventory Obsolescence

We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected by management, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $173.3, $83.9 and $76.7 for the years ended December 31, 2006, 2005 and 2004, respectively. As discussed in the Overview section, 2006 includes inventory obsolescence charges of $72.6 related to our PLS program and $20.5 related to our decision to discontinue the sale of heavily discounted excess products.

Pension, Postretirement and Postemployment Benefit Expense

We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and in certain international locations. Additionally, we have unfunded supplemental pension benefit plans for certain current and retired executives (see Note 10, Employee Benefit Plans).

Our calculations of pension, postretirement and postemployment costs are dependent upon the use of assumptions, including discount rates, expected return on plan assets, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2006, we had actuarial losses of $412.1 and $227.8 for the U.S. and non-U.S. plans, respectively, that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss within equity in accordance with SFAS 158, which was adopted December 31, 2006. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension, postretirement and postemployment obligations and future expense.

For 2006, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. plans was 7.6%. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for 2006 for the U.S. plan was 8.0%, which was based on an asset allocation of approximately 35% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 5% to 7% in the long term) and 65% in equity securities (which are expected to earn approximately 8% to 10% in the long term). Historical rates of return on the assets of the U.S. plan for the most recent 10-year and 20-year periods were 7.6% and 9.7%, respectively. In the U.S. plan, our asset allocation policy has favored U.S. equity securities, which have returned 8.0% and 11.8%, respectively, over the 10-year and 20-year periods. The actual rate of return on plan assets in the U.S. was approximately 13.1% and 5.5% in 2006 and 2005, respectively.

The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. plan, were based on the internal rates of return for a portfolio of high quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis was 5.43% at December 31, 2006, and 5.2% at December 31, 2005.

Future effects of pension plans on our operating results will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum payments, investment performance and funding decisions, among other factors. However, given current assumptions (including those noted above), 2007 pension expense related to the U.S. plan is expected to increase in the range of $3.0 to $5.0.

A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had the following effect on 2006 pension expense:

	Increase/(Decrease) in Pension Expense
	50 basis point Increase	50 basis point Decrease
Rate of return on assets	$(5.5)	$5.5
Discount rate	(11.2)	11.6
Rate of compensation increase	3.8	(3.7)

Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize a net deferred tax asset in the future, in excess of the net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease earnings in the period such determination was made. We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances. We file income tax returns in many jurisdictions. In 2007, a number of income tax returns are scheduled to close by statute and it is possible that a number of tax examinations may be completed. If Avon’s filing positions are ultimately upheld, it is possible that the 2007 provision for income taxes may reflect adjustments. Depending on the number of filing positions ultimately upheld, the impact of the adjustments could be significant to 2007 net income.

Share-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.

Loss Contingencies

In accordance with FAS No. 5, Accounting for Contingencies, we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. Our assessment is developed in consultation with our outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the Consolidated Financial Statements.

RESULTS OF OPERATIONS – CONSOLIDATED

				Favorable (Unfavorable) %/Point Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Total revenue	$8,763.9	$8,149.6	$7,747.8	8%	5%
Cost of sales	3,434.6	3,133.7	2,932.5	(10)%	(7)%
Selling, general and administrative expenses	4,567.9	3,866.9	3,586.3	(18)%	(8)%
Advertising expenses (1)	248.9	135.9	127.6	(83)%	(7)%
Operating profit	761.4	1,149.0	1,229.0	(34)%	(7)%
Interest expense	99.6	54.1	33.8	(84)%	(60)%
Interest income	55.3	37.3	20.6	48%	81%
Other expense, net	13.6	8.0	28.3	(70)%	72%
Net income	477.6	847.6	846.1	(44)%	–%
Diluted earnings per share	1.06	1.81	1.77	(41)%	2%

Gross margin	60.8%	61.5%	62.2%	(.7)	(.7)
Selling, general and administrative expenses as a % of total revenue	52.1%	47.4%	46.3%	(4.7)	(1.1)
Operating margin	8.7%	14.1%	15.9%	(5.4)	(1.8)
Effective tax rate	31.8%	24.0%	27.8%	(7.8)	3.8

Units sold				2%	3%
Active Representatives				5%	6%

(1)	Advertising expenses are included within selling, general and administrative expenses.

Total Revenue

Total revenue increased 8% in 2006. We continued to benefit from the fourth quarter 2005 acquisition of our licensee in Colombia, as that market contributed 3 percentage points to revenue growth. Foreign exchange also contributed 2 percentage points to the revenue growth. Revenue grew in Latin America, Western Europe, Middle East & Africa, Central & Eastern Europe, North America and China. Revenue declined in Asia Pacific.

On a category basis, the 2006 increase in revenue was primarily driven by an increase of 8% in Beauty sales. Within the Beauty category, fragrance increased 12%, skin care increased 6%, personal care increased 7% and color increased 3%. Beauty Plus sales increased 10% and Beyond Beauty sales increased 2%.

Total revenue grew by 5% in 2005, with foreign exchange contributing 3 percentage points to revenue growth. During 2005, revenue grew in Latin America, Western Europe, Middle East & Africa, and Central & Eastern Europe, while revenue declined in North America and China.

On a category basis, the 2005 increase in revenue was driven by increases in Beauty sales of 6% and Beauty Plus sales of 9% and a decrease in Beyond Beauty sales of 5%.

For additional discussion of the changes in revenue by segment, see the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin

Gross margin decreased .7 point during 2006, primarily due to higher inventory obsolescence provisions, which increased $89.4 in 2006. As discussed in the Overview section, 2006 includes charges related to our new PLS program and our decision to discontinue the sale of heavily discounted excess products. Depending on the results of additional PLS analyses that will be performed and timing of any resulting decisions, we expect to incur future additional obsolescence charges.

Gross margin decreased .7 point in 2005, as compared to 2004, due to unfavorable product mix, pricing and higher inventory obsolescence expense. Gross margin during 2005 included $8.4 for inventory write-offs related to our restructuring initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $701.0 during 2006, primarily due to $181.0 of incremental costs incurred to implement our restructuring initiatives and higher spending on advertising of $113.0. Other contributing items include higher performance-based compensation expense; expenses associated with our business in Colombia, which was acquired during the fourth quarter of 2005; a one-time charge of $21.0 related to the resolution of a long-standing dispute regarding value-added taxes in the U.K.; and additional expense of $49.2 due to the adoption of SFAS 123R, including restricted stock units granted in connection with design changes to share-based compensation plans related to the adoption. These expense increases were partially offset by benefits associated with our restructuring initiatives, primarily salary and benefit savings associated with our delayering initiative.

Selling, general and administrative expenses increased $280.6 in 2005, as compared to 2004, primarily due to $48.1 of costs incurred to implement our restructuring initiatives, higher spending on brochures and our sales leadership program, higher pension expense, as well as the impact of higher revenue.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expenses

Interest expense increased in 2006 and 2005, mainly due to higher borrowings to support our share repurchase programs, as well as increases in domestic interest rates. At December 31, 2006 and 2005, we held interest rate swap agreements that effectively converted approximately 30% and 60%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at December 31, 2006 was approximately 50%.

Interest income increased in both 2006 and 2005, primarily due to higher cash and cash equivalent balances invested offshore at higher interest rates.

Other expense, net increased in 2006, primarily because 2005 included a net gain of $4.7 million on the sale of investments in equity securities and a gain of $2.5 on a treasury lock agreement that was no longer designated as a hedge. Other expense, net decreased in 2005, primarily because 2004 included write-downs of $13.7 resulting from other-than-temporary declines in the fair values of investments in equity securities below their costs bases, as well as the gains included in 2005 discussed above.

Effective Tax Rate

The effective tax rate for 2006 was 31.8%, compared to 24.0% for 2005. During 2006, the tax rate was favorably impacted by approximately 4.0 points due to the closure of tax years by expiration of the statute of limitations and audit settlements as well as 1.7 points due to tax refunds. These benefits were partially offset by the repatriation of international earnings, which increased the rate by approximately 3.1 points, and the tax impact associated with our restructuring charges due to the lower weighted-average effective tax rate of subsidiaries incurring the charges.

The effective tax rate for 2005 was 24.0%, primarily due to the favorable effects of the completion of tax examinations, as well as the closure of a tax year by expiration of the statute of limitations, which reduced the effective tax rate by approximately 10.5 points.

SEGMENT REVIEW

Below is an analysis of the key factors affecting revenue and operating profit by reportable segment for each of the years in the three-year period ended December 31, 2006.

Years ended December 31	2006		2005		2004
	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
North America	$2,554.0	$181.6	$2,510.5	$282.8	$2,632.3	$331.9
Latin America	2,743.4	424.0	2,272.6	453.2	1,934.6	420.7
Western Europe, Middle East & Africa	1,123.7	(17.8)	1,065.1	63.7	1,035.5	101.7
Central & Eastern Europe	1,320.2	296.7	1,226.3	331.7	1,066.7	307.0
Asia Pacific	810.8	42.5	868.6	102.9	855.7	121.9
China	211.8	(10.8)	206.5	7.7	223.0	35.2
Total from operations	8,763.9	916.2	8,149.6	1,242.0	7,747.8	1,318.4

Global and other expenses	–	(154.8)	–	(93.0)	–	(89.4)
Total	$8,763.9	$761.4	$8,149.6	$1,149.0	$7,747.8	$1,229.0

Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, and marketing. Certain planned global expenses are allocated to our business segments primarily based on planned revenue. The unallocated costs remain as global and other expenses. We do not allocate costs of implementing restructuring initiatives related to our global functions to our segments. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.

	2006	2005	% Change	2005	2004	% Change
Total Global expenses	$463.6	$320.8	(45)%	$320.8	$325.9	2%
Allocated to segments	(308.8)	(227.8)	36%	(227.8)	(236.5)	(4)%
Net Global expenses	$154.8	$93.0	(66)%	$93.0	$89.4	(4)%

The increase in the amounts allocated to the segments in 2006 was primarily due to higher share-based compensation expense due to our adoption of FAS 123R effective January 1, 2006, as well as higher performance-based compensation expense. The increase in net global expenses was primarily due to incremental costs of $42.4 to implement restructuring initiatives, as well as higher than planned performance-based compensation expense.

Net global expenses increased in 2005, primarily due to costs to implement restructuring initiatives, partially offset by lower expense for performance-based compensation plans.

North America – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$2,554.0	$2,510.5	2%	1%
Operating profit	181.6	282.8	(36)%	(36)%
Operating margin	7.1%	11.3%	(4.2)	(4.2)

Units sold				(4)%
Active Representatives				(3)%

Total revenue increased 2% in 2006, as the larger average order received from Representatives more than offset a decline in Active Representatives. Revenue in 2006 benefited from new product launches, supported by significant advertising. The increase in average order was driven by strong sales of products in the Beauty Plus category, which has a higher price point. The primary contributor to the decline in Active Representatives was a decrease in the number of orders placed. While Active Representatives declined overall for 2006, we noted an improvement in the second half of the year, turning to slight growth in the fourth quarter. We believe this improvement was primarily driven by a variety of Representative value-enhancing initiatives we implemented during the second half of 2006 in our U.S. business designed to increase Representative ordering activity, combined with our increased consumer investments and some easing in the negative impact from higher fuel prices. In the U.S., these Representative value enhancing initiatives included re-indexing of certain earnings thresholds in our Sales Leadership program, distributing bonus brochures to higher-performing Representatives and strengthening sales incentives. We expect this improvement to continue as we implement our Representative Value Proposition.

The decrease in 2006 operating margin in North America was primarily driven by incremental costs to implement restructuring initiatives, including costs associated with our decision to realign North America distribution operations, delayering and the closure of the Avon Salon & Spa. These incremental costs negatively impacted operating margin by 2.2 points. The decrease in operating margin was also due to substantially higher spending on advertising, higher performance-based compensation expenses, higher allocation of global expenses, and incremental inventory obsolescence expense related to our inventory initiatives, partially offset by expense reduction efforts.

North America – 2005 Compared to 2004

			%/Point Change
	2005	2004	US$	Local Currency
Total revenue	$2,510.5	$2,632.3	(5)%	(5)%
Operating profit	282.8	331.9	(15)%	(16)%
Operating margin	11.3%	12.6%	(1.3)	(1.4)

Units sold				(6)%
Active Representatives				(3)%

Total revenue declined in 2005 as compared to 2004 primarily due to a 7% decline in Beauty sales. The decline in Beauty sales was due to decreases in units sold and Active Representatives, reflecting lower customer purchase frequency and ongoing competitive intensity.

Beauty Plus sales increased 9% and Beyond Beauty sales decreased 14%, partially reflecting the shift in product mix in these two categories which occurred as part of our planned repositioning strategy. Beauty Plus sales increased primarily due to the national roll-out of an intimate apparel line, during 2005, in the U.S. During 2005, the U.S. business exited the toy category, which was part of Beyond Beauty and which contributed to decreased sales in this category.

North American operating margin declined primarily due to declines in the U.S., reflecting the unfavorable impacts of pricing and product mix, including the roll-out of the intimate apparel line. Additionally, operating margin was negatively impacted by lower revenue combined with costs to implement restructuring initiatives, primarily delayering and the exit of the beComing product line in the U.S.

Latin America – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$2,743.4	$2,272.6	21%	17%
Operating profit	424.0	453.2	(6)%	(10)%
Operating margin	15.5%	19.9%	(4.4)	(4.5)

Units sold				8%
Active Representatives				11%

Total revenue increased in 2006, reflecting growth in Active Representatives and units sold, as well as favorable foreign exchange, primarily in Brazil. The region benefited from the fourth quarter 2005 acquisition of our licensee in Colombia, as that market contributed 8 points to the region’s revenue growth. The region benefited from continued strength in Brazil, where revenues increased 32% due to larger average order and increased Active Representatives, reflecting new product launches supported by significant advertising and promotional activities. The increase in revenue in Brazil and the acquisition and growth of Colombia more than compensated for continued declines in Mexico, where revenues decreased 6%, mainly due to a decline in Active Representatives. The decline in Active Representatives reflected, in part, challenges related to field execution caused by a change in the attractiveness of incentives, including ineffective performance management for our zone managers. In 2006, we have commenced a number of initiatives to improve performance in Mexico, including an upgrade of field talent and investments in incentives and motivation programs, and we may see improvement by the end of 2007, as we continue to increase advertising and focus on field execution through the Representative Value Proposition. We also plan to continue to focus on our supply chain transition in Mexico.

The decrease in operating margin in Latin America during 2006 was most significantly impacted by increased spending on advertising, incremental inventory obsolescence expense related to our inventory initiatives, higher allocation of global expenses, and a 2005 gain on the sale of property in Mexico, partially offset by operating efficiencies due to the revenue increase. Additionally, incremental costs to implement our restructuring initiatives negatively impacted operating margin by 1.1 points.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have further impacted the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. As a result of this increased difficulty, during 2006, Avon Venezuela purchased approximately $17.6 in the parallel market that resulted in a foreign exchange loss of $4.5. Unless official foreign exchange is made more readily available, Avon Venezuela’s operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from the parallel market.

At December 31, 2006, Avon Venezuela had cash balances of approximately $76.0, primarily denominated in bolivars. During the year, Avon Venezuela remitted dividends of $26.2 at the official exchange rate. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2006, Avon Venezuela’s revenue and operating profit represented approximately 3% and 7% of consolidated revenue and consolidated operating profit, respectively.

Latin America – 2005 Compared to 2004

			%/Point Change
	2005	2004	US$	Local Currency
Total revenue	$2,272.6	$1,934.6	17%	10%
Operating profit	453.2	420.7	8%	–%
Operating margin	19.9%	21.7%	(1.8)	(1.9)

Units sold				8%
Active Representatives				11%

Total revenue increased in 2005 with increases in all markets in the region, except Mexico, reflecting growth in Active Representatives, as well as favorable foreign exchange. The purchase of our licensee in Colombia favorably impacted Latin America’s revenue and Active Representative growth by 2%. Revenue grew significantly in Brazil, primarily due to growth in units sold and Active Representatives, incremental consumer and field incentive programs, as well as favorable foreign exchange. The revenue decline in Mexico reflected increased competitive intensity and a significant decline in non-Beauty product offerings, partially offset by favorable foreign exchange.

Operating margin declined in Latin America during 2005, mainly affected by increased fixed expenses, primarily salaries, costs to implement restructuring initiatives, unfavorable product mix, pricing investments and incremental inventory obsolescence expense related to our inventory initiatives, partially offset by benefits from supply chain efficiencies and a gain on the sale of property in Mexico.

Western Europe, Middle East & Africa – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$1,123.7	$1,065.1	6%	6%
Operating profit	(17.8)	63.7	*	*
Operating margin	(1.6)%	6.0%	(7.6)	(7.5)

Units sold				3%
Active Representatives				2%

*	Calculation not meaningful

Total revenue increased reflecting growth in Active Representatives and units, with increases in revenues in most markets in the region, most significantly in Turkey and the U.K. Revenue growth of 23% in Turkey benefited from the continued strength of recruiting and field programs, as well as investments in advertising driving increased order size. Revenue in the U.K increased

3%, reflecting strong Beauty growth driven by successful new product launches and increased advertising.

Incremental costs, during 2006, associated with implementing restructuring initiatives, primarily costs related to delayering, drove the operating margin decline, and negatively impacted segment operating margin 3.0 points in 2006. Other contributing items include $21.0 of expense associated with the resolution of a value-added tax dispute in the U.K in the third quarter of 2006; incremental inventory obsolescence expense related to our inventory initiatives; unfavorable foreign exchange on imported inventory in Turkey; spending on advertising; higher allocation of global expenses; and costs related to the implementation of an enterprise resource planning system. These unfavorable year-over-year comparisons were partially offset by the impact of higher revenue and benefits associated with restructuring initiatives, primarily compensation-related savings associated with our delayering initiative.

Western Europe, Middle East & Africa – 2005 Compared to 2004

			%/Point Change
	2005	2004	US$	Local Currency
Total revenue	$1,065.1	$1,035.5	3%	3%
Operating profit	63.7	101.7	(37)%	(37)%
Operating margin	6.0%	9.8%	(3.8)	(3.8)

Units sold				4%
Active Representatives				5%

Total revenue increased in 2005 reflecting growth in Active Representatives and units sold, as well as favorable foreign exchange. Turkey continued to grow revenues, driven by high growth in both Active Representatives and units sold. Revenue decreased in the U.K. due to a smaller average order per Active Representative, reflecting an economy adversely impacted by higher interest rates, rising fuel costs and lower disposable income, as well as increased competition.

Operating margin declined due to unfavorable pricing and product mix, higher manufacturing overhead, costs associated with planning and developing an enterprise resource planning system, and costs to implement restructuring initiatives. Operating margin during 2005 also suffered from investment in overhead and expenses to support an expectation of growth that did not materialize.

Central & Eastern Europe – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$1,320.2	$1,226.3	8%	4%
Operating profit	296.7	331.7	(11)%	(14)%
Operating margin	22.5%	27.1%	(4.6)	(4.8)

Units sold				(1)%
Active Representatives				10%

Total revenue increased in 2006 reflecting growth in Active Representatives and favorable foreign exchange, partially offset by lower average order. Revenue growth was primarily driven by growth in Russia due to strong Active Representative growth and increased advertising, partially offset by a decline in other countries, principally Poland. This decline was mainly due to underperformance in color cosmetics during the first three quarters of 2006, primarily as a result of ineffective merchandising. The declines were also due to increased competition in Beauty. Color cosmetics sales grew during the fourth quarter, including in Poland, following changes made to color merchandising and increased advertising.

Operating margin was negatively impacted by higher spending for advertising, higher allocation of global expenses and incremental inventory obsolescence expense related to our inventory initiatives.

Central & Eastern Europe – 2005 Compared to 2004

			%/Point Change
	2005	2004	US$	Local Currency
Total revenue	$1,226.3	$1,066.7	15%	10%
Operating profit	331.7	307.0	8%	3%
Operating margin	27.1%	28.8%	(1.7)	(2.0)

Units sold				6%
Active Representatives				11%

Total revenue increased in 2005 reflecting favorable foreign exchange and growth in Active Representatives. Revenue growth was primarily driven by an increase in Russia of 17%, reflecting growth in Active Representatives. Growth rates decelerated in

Central and Eastern Europe as the scale of the markets and competitive intensity increased.

Operating margin declined in 2005, primarily due to unfavorable pricing and product mix, higher manufacturing overhead and adverse foreign exchange movements. Operating margin also suffered from investment in overhead and expenses to support an expectation of growth that did not materialize.

Asia Pacific – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$810.8	$868.6	(7)%	(6)%
Operating profit	42.5	102.9	(59)%	(59)%
Operating margin	5.2%	11.8%	(6.6)	(6.6)

Units sold				(9)%
Active Representatives				(10)%

The region’s revenue decline during 2006 was primarily attributable to decreases in units sold and Active Representatives, reflecting continued declines in these measures in Japan, as well as the closing of our Indonesian operations in early 2006. Japan’s revenue declined 21%, driven by declines in the direct mail business, reflecting the ongoing rebalancing of our efforts between direct selling fundamentals and the number of direct mailings. While revenue declined in Japan during 2006, the decline in the second half was to a lesser extent than in the first half, as the business responded to actions we took to improve Representative economics, as well as a decision to restore some direct mailings. While our business in Japan has responded positively to our early actions, our long-term objective continues to be to stabilize this business.

Asia Pacific operating margin declined, primarily due to incremental inventory obsolescence expense related to our inventory initiatives, lower revenue, higher allocation of global expenses, spending on advertising, and higher product costs (principally in Japan). Additionally, incremental expenses during 2006 for costs to implement restructuring initiatives, which decreased segment margin by .7 points, contributed to the operating margin decline.

Asia Pacific – 2005 Compared to 2004

			%/Point Change
	2005	2004	US$	Local Currency
Total revenue	$868.6	$855.7	2%	1%
Operating profit	102.9	121.9	(16)%	(17)%
Operating margin	11.8%	14.2%	(2.4)	(2.5)

Units sold				(1)%
Active Representatives				2%

Total revenue increased driven by increases in nearly all markets in Asia, except Japan where revenue declined due to a decrease in Active Representatives. The deceleration of Active Representative growth was primarily driven by Japan, partially offset by growth in Active Representatives in the Philippines partially due to an increase in the number of sales campaigns in the Philippines beginning in the second quarter of 2004, which increased the Active Representative growth in the region by 2%.

Asia Pacific operating margin declined, primarily due to costs to implement restructuring initiatives, mainly for the closure of our operations in Indonesia, (which decreased segment margin by 2.1 points).

China – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$211.8	$206.5	3%	–%
Operating profit	(10.8)	7.7	*	*
Operating margin	(5.1)%	3.8%	(8.9)	(9.1)

Units sold				1%
Active Representatives				*

*	Calculation not meaningful

Our business in China continues to evolve with the opening of direct selling. In late February 2006, Avon received the first national license to commence direct selling under directives issued by the Chinese government in late 2005. Since then, we have been actively recruiting a direct selling force, called Sales Promoters, throughout the country. These Sales Promoters must be trained and certified according to government regulations. As of December 31, 2006, we had over 350,000 certified Sales Promoters, approximately 150,000 of whom fit our standard definition of Active Representatives. We have been and continue to be engaged in comprehensive training of these Sales Promoters to help them build their business by developing their customer base and product knowledge. In 2007, we plan to initiate a removal program, consistent with removal programs in our other markets, to eliminate inactive certified Sales Promoters after a period of time. Since we received our license, other companies have received direct selling licenses, with two large multi-national competitors receiving regional licenses in late 2006.

Prior to the reopening of direct selling we had sold our products in China through a network of licensed beauty boutiques, as well as dealer-owned and company-owned store counters. The company-owned store counters were exited as part of our restructuring initiatives. In addition to being a retail boutique, a beauty boutique can now participate in direct selling by operating as a service center to the Sales Promoters, an essential element of the direct selling model stipulated in the Direct Selling regulations, for which they can earn service fees from Avon. China’s revenue is now generated through Sales Promoters, beauty boutiques and dealer-owned counters.

Total revenue increased in 2006, as significant growth in direct selling more than offset the lower revenue from beauty boutiques, as they reduced their order sizes in connection with the resumption of direct selling, as well as the unfavorable impact of the exit of company-owned counters, which had a negative nine-point impact on 2006 revenue growth. Total revenue in 2006 also benefited from the favorable effects of foreign exchange. Due to the significant growth of direct selling since our March 2006 launch, direct selling is becoming a greater portion of our business and is expected to continue as it is built up. At the same time that we have been building on direct selling, we have stabilized our beauty boutiques. During 2006, we have not experienced a significant decline in the number of beauty boutiques, and we ended 2006 with a similar number of active beauty boutiques as compared to the beginning of 2006.

The operating margin decrease was primarily driven by significantly higher spending on advertising, fees paid to registered service centers for providing services to our Active Representatives, and other costs associated with the launch of direct selling.

China – 2005 Compared to 2004

			%/Point Change
	2005	2004	US$	Local Currency
Total revenue	$206.5	$223.0	(7)%	(8)%
Operating profit	7.7	35.2	(78)%	(78)%
Operating margin	3.8%	15.8%	(12.0)	(12.0)

Units sold				(3)%
Active Representatives				*

*	Calculation not meaningful

Revenue in China declined 7% as the beauty boutique owners reduced the size of their orders as compared to the prior year in connection with the anticipated resumption of direct selling discussed above.

Operating margin decreased driven by incremental costs to prepare for direct selling and the cost of maintaining our consumer investment, primarily through advertising, against a significantly lower revenue base.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, commercial paper and borrowings under lines of credit. We currently believe that existing cash, cash from operations (including the impacts of cash required for restructuring initiatives) and available sources of public and private financing are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program, possible acquisitions and other cash needs.

Balance Sheet Data

	2006	2005
Cash and cash equivalents	$1,198.9	$1,058.7
Total debt	1,786.3	1,649.0
Working capital	784.2	419.3

Cash Flows

	2006	2005	2004
Net cash provided by operating activities	$796.1	$895.5	$882.6
Net cash used by investing activities	(207.9)	(343.1)	(279.4)
Net cash used by financing activities	(490.4)	(226.7)	(567.0)
Effect of exchange rate changes on cash and equivalents	42.4	(36.6)	39.4

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $99.4 during 2006, primarily due to cash payments of approximately $117.0 associated with restructuring charges, and additional cash payments associated with other costs to implement restructuring initiatives. To a lesser extent, unfavorable working capital levels in inventory and accounts receivable contributed to the decrease in net cash provided by operating activities. These decreases in operating cash flow were partially offset by favorable working capital levels in accounts payable and lower payments associated with incentive compensation as compared to 2005.

Inventory levels have continued to increase during 2006 from $801.7 at December 31, 2005 to $900.3 at December 31, 2006, reflecting an increase in inventory coverage, partially driven by decisions to protect service levels in the first quarter of 2007, higher sales volume and the impacts of foreign exchange. As previously mentioned, our turnaround plan includes initiatives such as PLS and Sales and Operations Planning process that are expected to improve inventory levels.

We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 10, Employee Benefit Plans). Our funding policy for these plans is based on legal requirements and cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Estimates”). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to contribute approximately $23.0 and $70.0 to our U.S. and international pension plans, respectively, in 2007.

Net cash provided by operating activities in 2005 was $12.9 favorable to 2004 principally reflecting higher net income (adjusted for non-cash items) and lower income tax audit settlement payments ($71.2 in 2004 versus $12.5 in 2005) offset by increased inventory levels. Additionally, operating cash flow was favorably impacted by the timing of accounts payable payments and unfavorably affected by higher contributions of approximately $21.0 to the U.S. and international pension plans in 2005 (approximately $162.0 in 2005 versus $141.0 in 2004) and lower accruals for performance-based compensation.

Net Cash Used by Investing Activities

Net cash used by investing activities in 2006 was $135.2 lower than in 2005 resulting from lower capital expenditures due to fewer major construction projects during 2006, and the 2005 purchase of the Avon direct selling business from our licensee in Colombia for $154.0, partially offset by the 2006 acquisition of the remaining minority interest in our two joint venture subsidiaries in China for approximately $39.1.

Capital expenditures during 2006 were $174.8 compared with $206.8 in 2005. The decrease in capital spending was primarily driven by spending in 2005 for our global research and development facility, capacity expansion and an enterprise resource planning (“ERP”) system. Plant construction, expansion and modernization projects were in progress at December 31, 2006, with an estimated cost to complete of approximately $76.4. Capital expenditures in 2007 are currently expected to be in the range of $275.0 to $325.0 and will be funded by cash from operations. These expenditures will include investments for capacity expansion, the construction of a new distribution facility in North America and information systems (including the continued development of the ERP system).

Net cash used by investing activities in 2005 was $63.7 higher than in 2004 resulting primarily from the 2005 purchase of the Avon direct selling business from our licensee in Colombia for $154.0, partially offset by the 2004 purchase of a portion of the ownership interest in our subsidiary in China for $45.6 and lower capital expenditures.

Capital expenditures during 2005 were $206.8 compared with $250.1 in 2004. The decrease in capital spending was primarily driven by investments in 2004 for a new manufacturing facility in Russia and the construction of a global research and development facility, partially offset by spending in 2005 for an ERP system.

Net Cash Used by Financing Activities

Net cash used by financing activities in 2006 was $263.7 higher than in 2005, mainly driven by higher borrowings during 2005 and lower proceeds from stock option exercises during 2006, partially offset by lower repurchases of common stock during 2006.

Net cash used by financing activities in 2005 was $340.3 lower than in 2004, mainly driven by higher commercial paper borrowings, partially offset by higher repurchases of common stock, lower proceeds from stock option exercises, and higher dividend payments.

We purchased approximately 11.6 million shares of Avon common stock for $355.1 during 2006, as compared to approximately 22.9 million shares of Avon common stock for $728.0 during 2005 and approximately 5.7 million shares of Avon common stock for $224.2 during 2004, under our previously announced share repurchase programs and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock. During 2006, we increased sequentially the purchases under our program as we have been accelerating the pace of our repurchase program.

Dividends of $.70 per share were declared and paid in 2006, as compared to $.66 per share in 2005 and $.56 per share in 2004. In February 2007, our Board approved an increase in the quarterly dividend to $.185 per share.

Debt and Contractual Financial Obligations and Commitments

At December 31, 2006, our debt and contractual financial obligations and commitments by due dates were as follows:

	2007	2008	2009	2010	2011	2012 and Beyond	Total
Short-term debt	$610.7	$–	$–	$–	$–	$–	$610.7
Long-term debt	–	14.2	300.0	–	500.0	375.0	1,189.2
Capital lease obligations	4.9	3.7	3.1	.1	–	–	11.8
Total debt	615.6	17.9	303.1	.1	500.0	375.0	1,811.7
Debt-related interest	69.9	63.4	63.4	41.9	41.9	85.1	365.6
Total debt-related	685.5	81.3	366.5	42.0	541.9	460.1	2,177.3
Operating leases	86.3	68.9	52.7	35.2	31.0	66.8	340.9
Purchase obligations	222.9	87.5	62.0	47.9	16.3	79.4	516.0
Benefit obligations (2)	24.4	1.7	1.7	1.7	2.0	14.7	46.2
Total debt and contractual financial obligations and commitments (1)	$1,019.1	$239.4	$482.9	$126.8	$591.2	$621.0	$3,080.4

(1)

The amount of debt and contractual financial obligations and commitments excludes amounts due pursuant to derivative transactions. The table also excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

(2)	Amounts represent expected future benefit payments for our unfunded pension and postretirement benefit plans, as well as expected contributions for 2007 to our funded pension benefit plans.

See Note 4, Debt and Other Financing, and Note 12, Leases and Commitments, for further information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 13, Restructuring Initiatives, we have a remaining liability of $86.0 associated with the restructuring charges recorded to date, and we also expect to record additional restructuring expenses of $9.6 in future periods to implement the actions for which charges were recorded during 2006. The significant majority of these liabilities will require cash payments during 2007.

Off Balance Sheet Arrangements

At December 31, 2006, we had no material off-balance-sheet arrangements.

Capital Resources

Total debt at December 31, 2006 increased $137.3 to $1,786.3 from $1,649.0 at December 31, 2005, primarily due to the $500.0 principal amount of notes payable issued in January 2006 (see Note 4, Debt and Other Financing), partially offset by lower commercial paper borrowings.

We have a five-year, $1,000.0 revolving credit and competitive advance facility (the “credit facility”), which expires in January 2011. The credit facility may be used for general corporate purposes. The interest rate on borrowings under the new credit facility is based on LIBOR or on the higher of prime or 1/2% plus the federal funds rate. The credit facility has an annual fee of $.675, payable quarterly, based on our current credit ratings. The credit facility contains various covenants, including a financial covenant which requires Avon’s interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. The credit facility also provides for a possible extension of the term by up to two years and possible increases by up to an aggregate incremental principal amount of $250.0, subject to the consent of the affected lenders under the credit facility. At December 31, 2006, there were no amounts outstanding under the credit facility.

We have a $1,000.0 commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At December 31, 2006, we had commercial paper outstanding of $335.9.

In August 2006, we entered into a one-year Japanese yen 11.0 billion ($92.9 at the exchange rate on December 31, 2006) uncommitted credit facility (“yen credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the yen credit facility bear interest at the yen LIBOR rate plus an applicable margin. The yen credit facility is available for general corporate purposes, including working capital and the repayment of outstanding indebtedness. The yen credit facility was used to repay the Japanese yen 9.0 billion note which came due in September 2006, as well as for other general corporate purposes. The yen credit facility is designated as a hedge of our net investment in our Japanese subsidiary. At December 31, 2006, $92.9 (Japanese yen 11.0 billion) was outstanding under the yen credit facility.

At December 31, 2006, we were in compliance with all covenants in our indentures (see Note 4, Debt and Other Financing). Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The overall objective of our financial risk management program is to reduce the potential negative effects from changes in foreign exchange and interest rates arising from our business activities. We may reduce our exposure to fluctuations in cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments and through operational means. Since we use foreign currency rate-sensitive and interest rate-sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we expect that any loss in value for the hedge instruments generally would be offset by increases in the value of the underlying transactions.

We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger early termination of the contracts in certain circumstances, including if we were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of Avon prior to the merger.

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At December 31, 2006 and 2005, we held interest rate swap agreements that effectively converted approximately 30% and 60%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Avon’s total exposure to floating interest rates at December 31, 2006 and December 31, 2005 was approximately 50% and 80%, respectively.

Our long-term borrowings and interest rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2006, a hypothetical 50 basis point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. Over the past three years, approximately 65% to 75% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments to fund ongoing activities. At December 31, 2006, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Euro, Japanese yen, Mexican peso, Polish zloty, Russian ruble, Turkish lira and Venezuelan bolivar.

We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments.

Our hedges of our foreign currency exposure are not designed to, and, therefore, cannot entirely eliminate the effect of changes in foreign exchange rates on our consolidated financial position, results of operations and cash flows.

Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2006, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2006, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.

Credit Risk of Financial Instruments

We attempt to minimize our credit exposure to counterparties by entering into derivative transactions and similar agreements only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. Our foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a net write-off of $2.2 at December 31, 2006. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Avon’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, Avon’s principal executive and principal financial officers and effected by Avon’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Avon;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Avon are being made only in accordance with authorizations of management and directors of Avon; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Avon’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including its principal executive and principal financial officers, we assessed as of December 31, 2006, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2006 was effective.

Avon’s assessment of the effectiveness of Avon’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 of this 2006 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

We are implementing an Enterprise Resource Planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

Information regarding directors is incorporated by reference to the “Proposal 1 – Election of Directors” and “Information Concerning the Board of Directors” sections of Avon’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Executive Officers

Information regarding executive officers is incorporated by reference to the “Executive Officers” section of Avon’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of Avon’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

Audit Committee; Audit Committee Financial Expert

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Material Changes in Nominating Procedures

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Executive Compensation” sections of Avon's Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the “Equity Compensation Plan Information” and “Ownership of Shares” sections of Avon's Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Transactions with Related Persons” sections of Avon's Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to the “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” section of Avon's Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1. Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Index on page F-1.

(a) 2. Financial Statement Schedule

See Index on page F-1.

All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(a) 3. Index to Exhibits

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of Avon, filed with the Secretary of State of the State of New York on June 3, 2005 (incorporated by reference to Exhibit 3(i) to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.2		By-laws of Avon, as restated, effective May 5, 2005 (incorporated by reference to Exhibit 3(ii) to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

4.1		Indenture, dated as of August 1, 1997, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.55% Notes due 2007 (incorporated by reference to Exhibit 4.2 to Avon's Registration Statement on Form S-4, Registration Statement No. 333-41299 filed December 1, 1997).

4.2		Indenture, dated as of November 9, 1999, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.90% Notes due 2004, and the 7.15% Notes due 2009 (incorporated by reference to Exhibit 4.2 to Avon’s Registration Statement on Form S-4, Registration Statement No. 333-92333 filed December 8, 1999).

4.3		Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JPMorgan Chase Bank, as Trustee, relating to Avon’s $125.0 aggregate principal amount of 4.625% Notes due 2013, $250.0 aggregate principal amount of 4.20% Notes due 2018 and $500.0 aggregate principal amount of Avon’s 5.125% Notes due 2011 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.4		Rights Agreement, dated as of March 30, 1998, between Avon and Equiserve Trust Company, N.A., as successor Rights Agent to First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to Avon’s Registration Statement on Form 8-A, filed March 18, 1998).

10.1	*	Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

10.2	*	Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Annual Report on Form 10-K for the year ended December 31, 1993).

10.3	*	First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan, effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.4	*	Avon Products, Inc. 1997 Long Term Incentive Plan, effective as of January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.4 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.5	*	Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement as filed with the Commission on March 27, 2000 in connection with Avon’s 2000 Annual Meeting of Shareholders).

10.6	*	Amendment of the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number		Description
10.7*		Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8*		Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.9*		Form of Revised U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.10	*	Form of Revised U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.11	*	Avon Products, Inc. 2005 Stock Incentive Plan approved by stockholders on May 5, 2005 (incorporated by reference to Appendix G to Avon’s Definitive Proxy Statement filed on May 5, 2005 in connection with Avon’s 2005 Annual Meeting of Shareholders).

10.12	*	First Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2006.

10.13	*	Second Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2007.

10.14	*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.15	*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.16	*	Supplemental Executive Retirement and Life Plan of Avon Products, Inc., as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.17	*	First Amendment to the Restated Supplemental Executive Retirement and Life Plan of Avon Products, Inc., dated October 26, 2000 (incorporated by reference to Exhibit 10.6 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.18	*	Avon Products, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.19	*	First Amendment to the Avon Products, Inc. Deferred Compensation Plan, effective January 26, 2005 (incorporated by reference to Exhibit 10.18 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.20	*	Second Amendment to the Avon Products, Inc. Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.18 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.21	*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, as restated June 1, 2000 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.22	*	First Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors, effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23	*	Second Amendment to the Restated Avon Products, Inc. Compensation Plan for Non-Employee Directors, effective January 1, 2004 (incorporated by reference to Exhibit 10.31 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.24	*	Third Amendment to the Restated Avon Products, Inc. Compensation Plan for Non- Employee Directors, effective May 5, 2005 (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on May 11, 2005).

10.25	*	Fourth Amendment to the Avon Products, Inc. Compensation Plan for Non-Employee Directors, effective January 25, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 31, 2006).

Exhibit Number		Description
10.26	*	Board of Directors of Avon Products, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 1997 (incorporated by reference to Exhibit 10.23 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.27	*	Avon Products, Inc. Executive Incentive Plan, approved by shareholders on May 1, 2003 (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed with the Commission on March 27, 2003 in connection with Avon’s 2003 Annual Meeting of Shareholders).

10.28	*	Benefit Restoration Pension Plan of Avon Products, Inc., amended and restated July 1, 1998 (incorporated by reference to Exhibit 10.7 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.29	*	Amendment to Avon Products, Inc., Benefit Restoration Plan, effective as of December 5, 2001 (incorporated by reference to Exhibit 10.8 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.30	*	Second Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective December 5, 2000 (incorporated by reference to Exhibit 10.9 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.31	*	Third Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective March 25, 2002 (incorporated by reference to Exhibit 10.10 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.32	*	Fourth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective January 26, 2005 (incorporated by reference to Exhibit 10.11 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.33	*	Fifth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective December 1, 2005 (incorporated by reference to Exhibit 10.31 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.34	*	Sixth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective September 8, 2006.

10.35	*	Seventh Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective January 1, 2007.

10.36	*	Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.37	*	First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.38	*	Second Amendment, dated as of June 12, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.39	*	Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.40	*	Avon Products, Inc. Amended and Restated Benefit Protection Trust Agreement, dated as of April 21, 1995, between Avon and Chemical Bank, the Trustee, and Buck Consultants, Inc., the Consulting Firm, amending and restating the Avon Products, Inc. Benefit Protection Trust Agreement dated as of August 3, 1989 between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 1995).

10.41	*	Avon Products, Inc. 2006-2007 Turnaround Incentive Plan, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on form 8-K filed on March 31, 2006.)

10.42	*	Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996).

Exhibit Number		Description
10.43	*	Trust Agreement, dated as of December 31, 1991, between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.23 to Avon's Annual Report on Form 10-K for the year ended December 31, 1991 and refiled under Form SE for the year ended December 31, 1996).

10.44	*	First Amendment, dated as of November 5, 1992, to the Trust Agreement dated as of December 31, 1991, by and between Avon and Manufacturers Hanover Trust Company (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.45	*	Employment Agreement, dated as of December 11, 1997, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31, 1997).

10.46	*	Employment Agreement, dated as of September 1, 1994, between Avon and Susan J. Kropf (incorporated by reference to Exhibit 10.24 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.47	*	Employment Agreement, dated as of August 7, 1998, between Avon and Robert J. Corti (incorporated by reference to Exhibit 10.25 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.48	*	Employment Agreement, dated as of January 1, 2001, between Avon and Gilbert L. Klemann, II (incorporated by reference to Exhibit 10.26 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.49	*	Offer letter from Avon Products, Inc. to Elizabeth A. Smith, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 6, 2005).

10.50	*	Employment Letter Agreement, dated as of November 13, 2005, between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K/A filed on November 16, 2005).

10.51	*	Separation Agreement and General Release, dated as of November 2, 2005, between Avon and Robert Toth (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on November 3, 2005).

10.52	*	Stock Option Agreement, dated as of November 4, 1999, between Avon and Stanley C. Gault (incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.53	*	Stock Option Agreement under the Avon Products, Inc. 1993 Stock Incentive Plan, dated June 4, 1998, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.54	*	Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 31, 2006).

10.55	*	Restricted Stock Unit Award Agreement, dated as of July 26, 2006, by and between Avon Products, Inc. and Elizabeth Smith, Executive Vice President, President North America and Global Marketing, under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 1, 2006).

10.56	*	Amendment to Avon Products, Inc. Restricted Stock Unit Award Agreement dated March 11, 2004 of Robert J. Corti, effective February 28, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 3, 2006).

10.57	*	December 6, 2006 Amendment to Avon Products, Inc. Restricted Stock Unit Award Agreement dated March 31, 2006 of Susan J. Kropf (incorporated by reference to Item 10.1 of Avon’s Current Report on Form 8-K filed on December 12, 2006).

10.58	*	Description of Compensation Arrangement for Susan J. Kropf (incorporated by reference to Item 1.01 of Avon’s Current Report on Form 8-K filed on March 9, 2006).

10.59		Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 26, 2005).

10.60		Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on August 26, 2005).

Exhibit Number	Description
10.61	Revolving Credit and Competitive Advance Facility Agreement, dated as of January 13, 2006, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 13, 2006).

10.62	Loan Agreement, dated as of August 28, 2006, by and between Avon Products, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 31, 2006).

10.63	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Avon's Annual Report on Form 10-K for the year ended December 31, 2006, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2007.

Avon Products, Inc.

/s/ Richard S. Foggio
Richard S. Foggio
Group Vice President and
Corporate Controller — Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Andrea Jung	Chairman of the Board and Chief Executive Officer – Principal Executive Officer	February 28, 2007

* Charles W. Cramb	Executive Vice President, Finance and Technology and Chief Financial Officer – Principal Financial Officer	February 28, 2007

* Richard S. Foggio	Group Vice President and Corporate Controller – Principal Accounting Officer	February 28, 2007

* W. Don Cornwell	Director	February 28, 2007

* Edward T. Fogarty	Director	February 28, 2007

* Stanley C. Gault	Director	February 28, 2007

* Fred Hassan	Director	February 28, 2007

* Maria Elena Lagomasino	Director	February 28, 2007

* Ann S. Moore	Director	February 28, 2007

* Paul S. Pressler	Director	February 28, 2007

* Paula Stern	Director	February 28, 2007

* Lawrence A. Weinbach	Director	February 28, 2007

*By: /s/ Gilbert L. Klemann, II Gilbert L. Klemann, II	Attorney-in-fact	February 28, 2007

INDEX TO CONSOLIDATED FINANCIAL

STATEMENTS AND SCHEDULE

F-2 Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006

F-4

Consolidated Balance Sheets at December 31, 2006 and 2005

F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006

F-6

Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 2006

F-7

Notes to Consolidated Financial Statements

Financial Statement Schedule: F-34 Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.:

We have completed integrated audits of Avon Products, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed the manner in which it accounts for pension and other postretirement benefit plans and the manner in which it accounts for share-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2007

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data) Years ended December 31	2006	2005	2004
Net sales	$8,677.3	$8,065.2	$7,656.2
Other revenue	86.6	84.4	91.6
Total revenue	8,763.9	8,149.6	7,747.8
Costs, expenses and other:
Cost of sales	3,434.6	3,133.7	2,932.5
Selling, general and administrative expenses	4,567.9	3,866.9	3,586.3
Operating profit	761.4	1,149.0	1,229.0
Interest expense	(99.6)	(54.1)	(33.8)
Interest income	55.3	37.3	20.6
Other expense, net	(13.6)	(8.0)	(28.3)
Total other expenses	(57.9)	(24.8)	(41.5)
Income before taxes and minority interest	703.5	1,124.2	1,187.5
Income taxes	(223.4)	(269.7)	(330.6)
Income before minority interest	480.1	854.5	856.9
Minority interest	(2.5)	(6.9)	(10.8)
Net income	$477.6	$847.6	$846.1
Earnings per share:
Basic	$1.07	$1.82	$1.79
Diluted	$1.06	$1.81	$1.77

Weighted-average shares outstanding:
Basic	447.40	466.28	472.35
Diluted	449.16	469.47	477.96

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) December 31	2006	2005

Assets
Current assets
Cash, including cash equivalents of $825.1 and $721.6	$1,198.9	$1,058.7
Accounts receivable (less allowances of $119.1 and $110.1)	700.4	634.1
Inventories	900.3	801.7
Prepaid expenses and other	534.8	424.5
Total current assets	3,334.4	2,919.0

Property, plant and equipment, at cost
Land	65.3	61.9
Buildings and improvements	910.0	901.3
Equipment	1,137.0	1,033.7
	2,112.3	1,996.9
Less accumulated depreciation	(1,012.1)	(946.1)
	1,100.2	1,050.8
Other assets	803.6	791.6
Total assets	$5,238.2	$4,761.4

Liabilities and Shareholders' Equity
Current liabilities
Debt maturing within one year	$615.6	$882.5
Accounts payable	655.8	538.2
Accrued compensation	266.9	236.1
Other accrued liabilities	601.6	446.3
Sales and taxes other than income	201.0	172.4
Income taxes	209.2	224.2
Total current liabilities	2,550.1	2,499.7
Long-term debt	1,170.7	766.5
Employee benefit plans	504.9	484.2
Deferred income taxes	30.1	34.3
Other liabilities (including minority interest of $37.0 and $39.9)	192.0	182.5
Total liabilities	$4,447.8	$3,967.2

Commitments and contingencies (Notes 12 and 14)

Shareholders' equity
Common stock, par value $.25 – authorized 1,500 shares; issued 732.7 and 731.4 shares	183.5	182.9
Additional paid-in capital	1,549.8	1,448.7
Retained earnings	3,396.8	3,233.1
Accumulated other comprehensive loss	(656.3)	(740.9)
Treasury stock, at cost – 291.4 and 279.9 shares	(3,683.4)	(3,329.6)
Total shareholders' equity	$790.4	$794.2
Total liabilities and shareholders' equity	$5,238.2	$4,761.4

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years ended December 31	2006	2005	2004

Cash Flows from Operating Activities
Net income	$477.6	$847.6	$846.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115.6	106.5	103.5
Amortization	44.0	33.1	30.2
Provision for doubtful accounts	144.7	135.6	140.0
Provision for obsolescence	173.3	83.9	76.7
Share-based compensation	62.9	10.1	8.8
Foreign exchange losses (gains)	4.0	(16.3)	(1.1)
Deferred income taxes	(110.7)	(31.7)	(55.0)
Net (gains) losses on investments	–	(2.4)	13.5
Asset write-off restructuring charges	8.0	21.2	–
Other	4.1	(2.7)	–
Changes in assets and liabilities:
Accounts receivable	(188.3)	(163.5)	(164.6)
Inventories	(233.9)	(152.6)	(126.5)
Prepaid expenses and other	(18.9)	(2.7)	(55.8)
Accounts payable and accrued liabilities	323.4	126.4	96.9
Income and other taxes	40.3	(30.2)	10.3
Noncurrent assets and liabilities	(50.0)	(66.8)	(40.4)
Net cash provided by operating activities	796.1	895.5	882.6

Cash Flows from Investing Activities
Capital expenditures	(174.8)	(206.8)	(250.1)
Disposal of assets	16.4	30.3	19.6
Acquisitions and other investing activities	(39.4)	(156.6)	(47.5)
Purchases of investments	(36.2)	(107.9)	(30.0)
Proceeds from sale of investments	26.1	97.9	28.6
Net cash used by investing activities	(207.9)	(343.1)	(279.4)

Cash Flows from Financing Activities*
Cash dividends	(317.6)	(313.8)	(269.7)
Book overdrafts	6.2	.4	.4
Debt, net (maturities of three months or less)	(375.0)	731.5	23.2
Proceeds from debt	541.8	78.7	18.4
Repayment of debt	(31.3)	(56.9)	(237.4)
Proceeds from exercise of stock options	32.5	61.4	122.3
Excess tax benefit realized from share-based compensation	8.1	–	–
Repurchase of common stock	(355.1)	(728.0)	(224.2)
Net cash used by financing activities	(490.4)	(226.7)	(567.0)
Effect of exchange rate changes on cash and equivalents	42.4	(36.6)	39.4
Net increase in cash and equivalents	140.2	289.1	75.6
Cash and equivalents at beginning of year	1,058.7	769.6	694.0
Cash and equivalents at end of year	$1,198.9	$1,058.7	$769.6
Cash paid for:
Interest, net of amounts capitalized	$76.4	$51.0	$35.4
Income taxes, net of refunds received	$333.2	$309.8	$384.0

*	Non-cash financing activities included the change in fair market value of interest rate swap agreements of $21.8, $15.3, and $15.1, in 2006, 2005, and 2004 respectively (see Note 4, Debt and Other Financing).

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock
(In millions, except per share data)	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances at December 31, 2003	361.12	$90.3	$1,188.4	$2,202.4	$(729.4)	125.82	$(2,380.4)	$371.3
Comprehensive income:
Net income				846.1				846.1
Foreign currency translation adjustments					116.5			116.5
Changes in available-for-sale securities, net of taxes of $5.7					10.5			10.5
Minimum pension liability adjustment, net of taxes of $58.1					(74.0)			(74.0)
Net derivative losses on cash flow hedges, net of taxes of $2.0					(3.1)			(3.1)
Total comprehensive income								896.0
Dividends – $.56 per share				(264.3)				(264.3)
Two-for-one stock split effected in the form of a dividend (Note 9)	362.82	90.7		(90.7)		126.86
Exercise / vesting and expense of share-based compensation	4.67	1.2	128.1			(.16)	1.8	131.1
Repurchase of common stock						4.56	(224.2)	(224.2)
Income tax benefits-stock transactions			40.3					40.3
Balances at December 31, 2004	728.61	182.2	1,356.8	2,693.5	(679.5)	257.08	(2,602.8)	950.2
Comprehensive income:
Net income				847.6				847.6
Foreign currency translation adjustments					(42.9)			(42.9)
Changes in available-for-sale securities, net of taxes of $.9					(1.8)			(1.8)
Minimum pension liability adjustment, net of taxes of $19.7					(20.1)			(20.1)
Net derivative losses on cash flow hedges, net of taxes of $2.4					3.4			3.4
Total comprehensive income								786.2
Dividends – $.66 per share				(308.0)				(308.0)
Exercise / vesting and expense of share-based compensation	2.76	.7	69.5			(.12)	1.2	71.4
Repurchase of common stock						22.93	(728.0)	(728.0)
Income tax benefits-stock transactions			22.4					22.4
Balances at December 31, 2005	731.37	182.9	1,448.7	3,233.1	(740.9)	279.89	(3,329.6)	794.2
Comprehensive income:
Net income				477.6				477.6
Foreign currency translation adjustments					103.6			103.6
Changes in available-for-sale securities					.1			.1
Minimum pension liability adjustment, net of taxes of $156.8					234.6			234.6
Net derivative losses on cash flow hedges, net of taxes of $.2					1.0			1.0
Total comprehensive income								816.9
Adoption of SFAS 158, net of taxes of $147.3 (Note 10)					(254.7)			(254.7)
Dividends – $.70 per share				(313.9)				(313.9)
Exercise / vesting and expense of share-based compensation	1.37	.6	93.0			(.10)	1.3	94.9
Repurchase of common stock						11.56	(355.1)	(355.1)
Income tax benefits – stock transactions			8.1					8.1
Balances at December 31, 2006	732.74	$183.5	$1,549.8	$3,396.8	$(656.3)	291.35	$(3,683.4)	$790.4

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and share data)

NOTE 1. Description of the Business and Summary of Significant Accounting Policies

Business

When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide primarily in one channel, direct selling. We manage our operations based on geographic operations and our reportable segments are North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. We also centrally manage global Brand Marketing and Supply Chain organizations.

Sales are made to the ultimate customers principally by independent Avon Representatives. Product categories include Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness and mark. are included among these three categories based on product type.

Principles of Consolidation

The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to restructuring reserves, allowances for doubtful accounts receivable, allowances for sales returns, provisions for inventory obsolescence, income taxes and tax valuation reserves, share-based compensation, loss contingencies, and the determination of discount rate and other actuarial assumptions for pension, postretirement and postemployment benefit expenses.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and average exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in other expense, net.

Revenue Recognition

Net sales primarily include sales generated as a result of Representative orders less any discounts, taxes and other deductions. We recognize revenue upon delivery, when both title and the risks and rewards of ownership pass to the independent Representatives, who are our customers. Our internal financial systems accumulate revenues as orders are shipped to the Representative. Since we report revenue upon delivery, revenues recorded in the financial system must be reduced for an estimate of the financial impact of those orders shipped but not delivered at the end of each reporting period. We use estimates in determining the adjustments to revenue and operating profit for orders that have been shipped but not delivered as of the end of the period. These estimates are based on daily sales levels, delivery lead times, gross margin and variable expenses. We also estimate an allowance for sales returns based on historical experience with product returns. In addition, we estimate an allowance for doubtful accounts receivable based on an analysis of historical data and current circumstances.

Other Revenue

Other revenue primarily includes shipping and handling fees billed to Representatives.

Cash and Cash Equivalents

Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality, short-term money market instruments with an original maturity of three months or less and consist of time deposits with a number of U.S. and non-U.S. commercial banks and money market fund investments.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. We classify inventory into various categories based upon their stage in the product life cycle, future marketing sales plans and disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision.

Prepaid Brochure Costs

Costs to prepare brochures are deferred and amortized over the period during which the benefits are expected, which is typically the campaign length. At December 31, 2006 and 2005, prepaid expenses and other included deferred brochure costs of $37.2 and $34.5, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using a straight-line method over the estimated useful lives of the assets. The estimated useful lives generally are as follows: buildings, 45 years; land improvements, 20 years; machinery and equipment, 15 years; and office equipment, five to ten years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Upon disposal of property, plant and equipment, the cost of the assets and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Costs associated with repair and maintenance activities are expensed as incurred.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful lives of the assets. For 2006, 2005 and 2004, Avon capitalized $1.0, $6.6 and $2.5 of interest, respectively.

Deferred Software

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. At December 31, 2006 and 2005, other assets included unamortized deferred software costs of $74.7 and $68.7, respectively.

Investments in Debt and Equity Securities

Debt and equity securities that have a readily determinable fair value and that we do not intend to hold to maturity are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses, net of applicable taxes, are recorded as a separate component of shareholders’ equity, net of deferred taxes. Realized gains and losses from the sale of available-for-sale securities are calculated on a specific identification basis. Declines in the fair values of investments below their cost basis that are judged to be other-than-temporary are recorded in other expense, net. In determining whether an other-than-temporary decline in market value has occurred, we consider various factors, including the duration and the extent to which market value is below cost.

Goodwill and Intangible Assets

Goodwill is not amortized, but rather is assessed for impairment annually and upon the occurrence of an event that indicates impairment may have occurred. Intangible assets with estimable useful lives are amortized using a straight-line method over the estimated useful lives of the assets. We completed our annual goodwill impairment assessment and no adjustments to goodwill were necessary in 2006, 2005 or 2004.

Share-Based Compensation Plans

Prior to January 1, 2006, we applied the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for our share-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We have elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption, based on the fair value at the original grant date. Prior year financial statements have not been restated. We have elected to use the alternative short-cut method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R in accordance with FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards. For the year ended December 31, 2006, we have determined that we have a pool of windfall tax benefits.

The impact from the adoption of SFAS 123R during 2006, including restricted stock units granted in connection with design changes to share-based compensation plans related to the adoption, decreased income before taxes and minority interest, net income, basic and diluted earnings per share, and net cash provided by operating activities for the year ended December 31, 2006, by $49.2, $32.4, $.07 and $8.1 respectively, while it increased net cash provided by financing activities by $8.1.

See Note 8, Share-Based Compensation Plans and Other Long-Term Incentive Plan, for additional information regarding our share-based compensation plans.

Financial Instruments

We use derivative financial instruments, including interest rate swaps, forward foreign currency contracts and options, to manage interest rate and foreign currency exposures. We record all derivative instruments at their fair values on the Consolidated Balance Sheets as either assets or liabilities. See Note 7, Financial Instruments and Risk Management.

Deferred Income Taxes

Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will not be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss carryforwards expire. U.S. income taxes have not been provided on approximately $2,158.7 of undistributed income of subsidiaries that has been or is intended to be permanently reinvested outside the United States.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with selling; marketing; and distribution activities, including shipping and handling costs; research and development; information technology; and other administrative costs, including finance, legal, and human resource functions.

Shipping and Handling

Shipping and handling costs are expensed as incurred and amounted to $787.0 in 2006 (2005 – $706.0; 2004 – $680.0). Shipping and handling costs are included in selling, general and administrative expenses on the Consolidated Statements of Income.

Advertising

Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $248.9 in 2006 (2005 – $135.9; 2004 – $127.6).

Research and Development

Research and development costs are expensed as incurred and amounted to $65.8 in 2006 (2005 – $64.2; 2004 – $63.1). Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.

Restructuring Reserves

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112, Employer’s Accounting for Post-Employment Benefits, for severance provided under an ongoing benefit arrangement. One-time benefit arrangements and disposal costs, primarily contract termination costs, are accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We evaluate impairment issues under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We record loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable.

Reclassifications

We have reclassified some prior year amounts in the Consolidated Financial Statements and accompanying notes for comparative purposes.

Earnings per Share

We compute basic earnings per share (“EPS”) by dividing net income by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

For each of the three years ended December 31, the components of basic and diluted EPS were as follows:

(Shares in millions)	2006	2005	2004
Numerator:
Net income	$477.6	$847.6	$846.1
Denominator:
Basic EPS weighted-average shares outstanding	447.40	466.28	472.35
Diluted effect of assumed conversion of share-based awards	1.76	3.19	5.61
Diluted EPS adjusted weighted-average shares outstanding	449.16	469.47	477.96
Earnings Per Share:
Basic	$1.07	$1.82	$1.79
Diluted	$1.06	$1.81	$1.77

At December 31, 2006 and 2005, we did not include stock options to purchase 12.9 million shares and 12.1 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

NOTE 2. New Accounting Standards

Standards Implemented

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). See Note 1, Description of Business and Summary of Significant Accounting Policies, and Note 8, Share-Based Compensation Plans and Other Long-Term Incentive Plan, for additional information.

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). See Note 10, Employee Benefit Plans, for additional information.

Effective December 31, 2006, we adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allows for a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 had no impact on our Consolidated Financial Statements.

Effective January 1, 2006, we adopted SFAS No. 151, Inventory Costs (“SFAS 151”), which requires certain inventory-related costs to be expensed as incurred. The adoption of SFAS 151 had no impact on our Consolidated Financial Statements.

Standards to be Implemented

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective January 1, 2007, for Avon. The impact of adopting FIN48 is not expected to be material based on work performed to date, but we continue to assess the impact of FIN48 along with implementation guidance as it is issued.

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

NOTE 3. Inventories

Inventories at December 31 consisted of the following:

	2006	2005
Raw materials	$260.6	$208.3
Finished goods	639.7	593.4
Total	$900.3	$801.7

NOTE 4. Debt and Other Financing

Debt

Debt at December 31 consisted of the following:

	2006	2005
Debt maturing within one year:
Notes payable	$81.9	$44.0
Commercial paper	335.9	756.9
6.55% Notes, due August 2007	100.0	–
1.06% Yen Notes, due September 2006	–	76.7
Yen credit facility	92.9	–
Current portion of long-term debt	4.9	4.9
Total	$615.6	$882.5
Long-term debt:
5.125% Notes, due January 2011	$499.5	$–
6.55% Notes, due August 2007	–	100.0
7.15% Notes, due November 2009	300.0	300.0
4.625% Notes, due May 2013	110.1	108.3
4.20% Notes, due July 2018	249.0	248.9
Other, payable through 2010 with interest from 1% to 15%	26.0	12.3
Total long-term debt	1,184.6	769.5
Adjustments for debt with fair value hedges	(9.0)	1.9
Less current portion	(4.9)	(4.9)
Total	$1,170.7	$766.5

At December 31, 2006 and 2005, notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 6.3% and 5.1%, respectively.

Other long-term debt, payable through 2010, includes obligations under capital leases of $11.8, which primarily relate to leases of automobiles.

Adjustments for debt with fair value hedges includes adjustments to reflect net unrealized losses of $21.8 and $15.3 on debt with fair value hedges at December 31, 2006 and 2005, respectively, and unamortized gains on terminated swap agreements and swap agreements no longer designated as fair value hedges of $12.8 and $17.2 at December 31, 2006 and 2005, respectively (see Note 7, Financial Instruments and Risk Management).

At December 31, 2006, we held interest rate swap contracts that swap approximately 30% of our long-term debt to variable rates (see Note 7, Financial Instruments and Risk Management).

In January 2006, we issued in a public offering $500.0 principal amount of notes payable (“5.125% Notes”) that mature on January 15, 2011, and bear interest, payable semi-annually, at a per annum rate equal to 5.125%. The net proceeds from the offering were used for general corporate purposes, including the repayment of short-term domestic debt. The carrying value of the 5.125% Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $.5 at December 31, 2006.

In June 2003, we issued to the public $250.0 principal amount of registered senior notes (the “4.20% Notes”) under our $1,000.0 debt shelf registration statement. The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The net proceeds were used to repay a portion of convertible notes, which matured in July 2003. The carrying value of the 4.20% Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $1.0 and $1.1 at December 31, 2006 and 2005, respectively.

In April 2003, the call holder of $100.0, 6.25% Notes due May 2018 (the “Notes”), embedded with put and call option features, exercised the call option associated with these Notes, and thus became the sole note holder of the Notes. Pursuant to an agreement with the sole note holder, we modified these Notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. In May 2003, $125.0 principal amount of registered senior notes were issued in exchange for the modified notes held by the sole note holder. No cash proceeds were received by us. The registered senior notes mature on May 15, 2013, and bear interest at a per annum rate of 4.625%, payable semi-annually (the “4.625% Notes”). The 4.625% Notes were issued under our $1,000.0 debt shelf registration statement. The transaction was accounted for as an exchange of debt instruments and, accordingly, the premium related to the original notes is being amortized over the life of the new 4.625% Notes. At December 31, 2006 and 2005, the carrying value of the 4.625% Notes represents the $125.0 principal amount, net of the unamortized discount to face value and the premium related to the call option associated with the original notes totaling $14.9 and $16.7, respectively.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At December 31, 2006, we were in compliance with all covenants in our indentures.

Annual maturities of long-term debt (including unamortized discounts and premiums and excluding the adjustments for debt with fair value hedges) outstanding at December 31, 2006, are as follows:

	2007	2008	2009	2010	2011	After 2011	Total
Maturities	$4.9	$17.9	$303.1	$.1	$500.0	$375.0	$1,201.0

Other Financing

In August 2006, we entered into a one-year Japanese yen 11.0 billion ($92.9 at the exchange rate on December 31, 2006) uncommitted credit facility (“yen credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the yen credit facility bear interest at the yen LIBOR rate plus an applicable margin. The yen credit facility is available for general corporate purposes, including working capital and the repayment of outstanding indebtedness. The yen credit facility was used to repay the Japanese yen 9.0 billion note that came due in September 2006, as well as for other general corporate purposes. The yen credit facility is designated as a hedge of our net investment in our Japanese subsidiary. At December 31, 2006, $92.9 (Japanese yen 11.0 billion) was outstanding under the yen credit facility.

We have a five-year, $1,000.0 revolving credit and competitive advance facility (the “credit facility”), which expires in January 2011. The credit facility may be used for general corporate purposes. The interest rate on borrowings under the new credit facility is based on LIBOR or on the higher of prime or 1/2% plus the federal funds rate. The credit facility has an annual fee of $.675, payable quarterly, based on our current credit ratings.

The credit facility contains various covenants, including a financial covenant which requires Avon’s interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. At December 31, 2006, there were no amounts outstanding under the credit facility.

We maintain a $1,000.0 commercial paper program. Under the program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At December 31, 2006, we had commercial paper outstanding of $335.9 at an average annual interest rate of 5.26%.

At December 31, 2006, we were in compliance with all covenants in our indentures. Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt.

At December 31, 2006 and 2005, we also had letters of credit outstanding totaling $24.8, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for various trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.

NOTE 5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31 consisted of the following:

	2006	2005
Foreign currency translation adjustments	$(256.3)	$(359.9)
Unrealized gains from available-for-sale securities, net of taxes of $.1 and $.1	.3	.2
Minimum pension liability adjustment, net of taxes of $211.7	–	(379.9)
Unrecognized actuarial losses, prior service credit, and transition obligation, net of taxes of $202.2	(400.0)	–
Net derivative losses from cash flow hedges, net of taxes of $.2 and $.4	(.3)	(1.3)
Total	$(656.3)	$(740.9)

A fixed-income portfolio included in a grantor trust and mutual funds that are used to make benefit payments under non-qualified benefit plans are classified as available-for-sale and recorded at current market value (see Note 10, Employee Benefit Plans).

The cost, gross unrealized gains and losses and market value of the available-for-sale securities at December 31, were as follows:

	2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. government bonds (1)	$2.6	$–	$–	$2.6
State and municipal bonds (1)	9.9	–	–	9.9
Mortgage backed securities (1)	.8	–	–	.8
Other (1)	3.8	.4	–	4.2
Total available-for-sale securities (2)	$17.1	$.4	$–	$17.5

(1)	At December 31, 2006, investments with scheduled maturities in less than two years totaled $3.0, two to five years totaled $1.6, and more than five years totaled $9.1.

(2)	At December 31, 2006, there were no investments with unrealized losses in a loss position for greater than 12 months.

Payments for the purchases, proceeds and gross realized gains and losses from the sales of these securities totaled $26.2, $26.1, $.1 and $(.1), respectively, during 2006.

The cost, gross unrealized gains and losses and market value of the available-for-sale securities at December 31, were as follows:

	2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. government bonds (1)	$3.4	$–	$–	$3.4
State and municipal bonds (1)	9.2	.1	(.1)	9.2
Mortgage backed securities (1)	1.5	–	–	1.5
Other (1)	2.9	.1	–	3.0
Total available-for-sale securities (2)	$17.0	$.2	$(.1)	$17.1

(1)	At December 31, 2005, investments with scheduled maturities in less than two years totaled $3.4, two to five years totaled $1.2 and more than five years totaled $14.7.

(2)	At December 31, 2005, there were no investments with unrealized losses in a loss position for greater than 12 months.

Payments for the purchases, proceeds and gross realized gains and losses from the sales of these securities totaled $97.9,

$97.9, $2.8 and $.4, respectively, during 2005. During 2005, we reclassified $4.7 of unrealized gains from accumulated other comprehensive loss to other expense, net on the sale of available-for-sale securities. We also reclassified $2.2 of unrealized losses from accumulated other comprehensive loss to other expense, net, for declines in the fair values of investments in equity securities below their cost bases that were judged to be other-than-temporary. These equity securities were available to fund select benefit plan obligations.

For the years ended December 31, 2006 and 2005, unrealized gain (losses) on available-for-sale securities impacted accumulated other comprehensive loss as follows:

	2006	2005
Net unrealized gains at beginning of year, net of taxes	$.2	$2.0
Net unrealized gains (losses), net of taxes	.1	(.1)
Reclassification of net gains to earnings, net of taxes	–	(1.7)
Net unrealized gains end of year, net of taxes	$.3	$.2

NOTE 6. Income Taxes

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2006	2005
Deferred tax assets:
Postretirement benefits	$73.2	$70.2
Accrued expenses and reserves	145.4	103.5
Special and non-recurring charges	23.7	5.8
Employee benefit plans	136.1	135.1
Foreign operating loss carryforwards	252.6	141.9
Postemployment benefits	16.1	14.7
Capitalized expenses	34.7	19.9
Minimum tax credit carryforwards	19.2	40.4
All other	42.1	41.8
Valuation allowance	(234.1)	(145.2)
Total deferred tax assets	509.0	428.1
Deferred tax liabilities:
Depreciation and amortization	(54.6)	(68.0)
Prepaid retirement plan costs	(10.9)	(9.6)
Capitalized interest	(4.8)	(5.6)
Capitalized software	(5.5)	(6.9)
Unremitted foreign earnings	(8.6)	(3.7)
All other	(29.0)	(28.2)
Total deferred tax liabilities	(113.4)	(122.0)
Net deferred tax assets	$395.6	$306.1

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2006	2005
Deferred tax assets:
Prepaid expenses and other	$191.7	$119.9
Other assets	241.4	231.5
Total deferred tax assets	433.1	351.4
Deferred tax liabilities:
Income taxes	(7.4)	(11.0)
Deferred income taxes	(30.1)	(34.3)
Total deferred tax liabilities	(37.5)	(45.3)
Net deferred tax assets	$395.6	$306.1

The valuation allowance primarily represents amounts for foreign operating loss and capital loss carryforwards. The basis used for recognition of deferred tax assets included the profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit carryforwards during the carryover periods. The net increase in the valuation allowance of $88.9 during 2006 was mainly due to several of our foreign entities continuing to incur losses during 2006 as well as losses generated as a result of cash management and tax strategies, thereby increasing the net operating loss carryforwards for which a valuation allowance was provided.

Income before taxes and minority interest for the years ended December 31 was as follows:

	2006	2005	2004
United States	$(33.5)	$206.0	$249.5
Foreign	737.0	918.2	938.0
Total	$703.5	$1,124.2	$1,187.5

The provision for income taxes for the years ended December 31 was as follows:

	2006	2005	2004
Federal:
Current	$(16.7)	$(29.8)	$108.4
Deferred	(38.6)	(7.2)	(14.4)
	(55.3)	(37.0)	94.0
Foreign:
Current	348.4	319.8	264.5
Deferred	(67.0)	(20.0)	(36.5)
	281.4	299.8	228.0
State and other:
Current	2.4	11.4	12.7
Deferred	(5.1)	(4.5)	(4.1)
	(2.7)	6.9	8.6
Total	$223.4	$269.7	$330.6

The effective tax rate for the years ended December 31 was as follows:

	2006	2005	2004
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	.1	.8	.6
Taxes on foreign income, including translation	(.5)	(1.9)	(4.4)
Tax audit settlements, refunds, amended returns and foreign tax credits	(5.7)	(10.5)	(2.8)
Repatriation of foreign earnings	3.1	–	–
Permanent investment of foreign earnings	–	–	(1.7)
Other	(.2)	.6	1.1
Effective tax rate	31.8%	24.0%	27.8%

At December 31, 2006, we had foreign operating loss carryforwards of approximately $833.0. The loss carryforwards expiring between 2007 and 2021 are $97.6 and the loss carryforwards which do not expire are $735.4. We also had minimum tax credit carryforwards of $19.2 which do not expire and capital loss carryforwards of $11.0 that will expire in 2010.

NOTE 7. Financial Instruments and Risk Management

We operate globally, with manufacturing and distribution facilities in various locations around the world. We may reduce our exposure to fluctuations in cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Since we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying transactions.

We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger early termination of the contracts in certain circumstances, including if we were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of Avon prior to the merger.

Accounting Policies

Derivatives are recognized on the balance sheet at their fair values. When we become a party to a derivative instrument, we designate the instrument as either a fair value hedge, a cash flow hedge, a net investment hedge, or a non-hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether it has been designated by Avon and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

•

Changes in the fair value of a derivative that is designated as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk are recorded in earnings.

•

Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive loss (“AOCI”) to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings.

•

Changes in the fair value of a derivative that is designated as a hedge of a net investment in a foreign operation are recorded in foreign currency translation adjustments within AOCI to the extent effective as a hedge.

•	Changes in the fair value of a derivative not designated as a hedging instrument are recognized in earnings in other expense, net on the Consolidated Statements of Income.

Realized gains and losses on a derivative are reported on the Consolidated Statements of Cash Flows consistent with the underlying hedged item.

We assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% – 125% of the cumulative changes in the fair value of the hedged item. The ineffective portion of the derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. We include the change in the time value of options in our assessment of hedge effectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains and losses that were accumulated in AOCI to earnings in other expense, net on the Consolidated Statements of Income.

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At December 31, 2006 and 2005, we held interest rate swap agreements that effectively converted approximately 30% and 60%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at December 31, 2006 and 2005 was approximately 50% and 80%, respectively.

At December 31, 2006 and 2005, we had interest rate swaps designated as fair value hedges of fixed-rate debt, with unrealized losses of $23.9 and $14.5, respectively. Additionally, at December 31, 2006 and 2005, we had interest rate swaps that were not designated as fair value hedges with fair values of $13.8 and $18.1, respectively. Long-term debt at December 31, 2006 and 2005, respectively, includes net unrealized losses of $21.8 and $15.3, respectively, on interest rate swaps designated as fair value hedges. Long-term debt at December 31, 2006 and 2005, also includes remaining unamortized gains of $12.8 and $17.2, respectively, resulting from terminated swap agreements and swap agreements no longer designated as fair value hedges, which are being amortized to interest expense over the remaining terms of the underlying debt. There was no hedge ineffectiveness for the years ended December 31, 2006, 2005 and 2004, related to these interest rate swaps.

During 2005, we entered into treasury lock agreements that we designated as cash flow hedges and were used to hedge exposure to a possible rise in interest rates prior to the anticipated issuance of ten- and 30-year bonds. In December 2005, we decided that a more appropriate strategy was to issue five-year bonds given our strong cash flow and high level of cash and cash equivalents. As a result of the change in strategy, in December 2005, we de-designated the locks as hedges and reclassified the gain of $2.5 on the locks from AOCI to other expense, net. Upon the change in strategy in December 2005, we entered into a treasury lock agreement with a notional amount of $250.0 designated as a cash flow hedge of the $500.0 principal amount of five-year notes payable issued in January 2006. The loss on the 2005 lock agreement of $1.9 was recorded in AOCI and is being amortized to interest expense over five years (see Note 4, Debt and Other Financing).

During 2003, we entered into treasury lock agreements that we designated as cash flow hedges and were used to hedge the exposure to the possible rise in interest rates prior to the issuance of the 4.625% Notes. The loss of $2.6 was recoded in AOCI and is being amortized to interest expense over ten years.

At December 31, 2006 and 2005, AOCI includes remaining unamortized losses of $3.3 and $1.9 ($2.1 and $1.3 net of taxes), respectively resulting from treasury lock agreements.

Foreign Currency Risk

We use foreign currency forward contracts and options to hedge portions of our forecasted foreign currency cash flows resulting from intercompany royalties, intercompany loans, and other third-party and intercompany foreign currency transactions where there is a high probability that anticipated exposures will materialize. These contracts have been designated as cash flow hedges. The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Euro, Japanese yen, Mexican peso, Polish zloty, Russian ruble, Turkish lira and Venezuelan bolivar.

For the years ended December 31, 2006, 2005 and 2004, the ineffective portion of our cash flow foreign currency derivative instruments and the net gains or losses reclassified from AOCI to earnings for cash flow hedges that had been discontinued because the forecasted transactions were not probable of occurring were not material.

At December 31, 2006, the maximum remaining term over which we were hedging foreign exchange exposures to the variability of cash flows for all forecasted transactions was 12 months. As of December 31, 2006, we expect to reclassify $.5 ($.3, net of taxes) of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next 12 months due to (a) foreign currency denominated intercompany royalties, (b) intercompany loan settlements and (c) foreign currency denominated purchases or receipts.

For the years ended December 31, 2006 and 2005, cash flow hedges impacted AOCI as follows:

	2006	2005
Net derivative losses at beginning of year	$(1.3)	$(4.7)
Net gains (losses) on derivative instruments, net of taxes of $1.2 and $3.4	10.1	(17.6)
Reclassification of net losses (gains) to earnings, net of taxes of $1.3 and $5.8	(9.1)	21.0
Net derivative losses at end of year, net of taxes of $.2 and $.4	$(.3)	$(1.3)

We use foreign currency forward contracts and foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of certain of our foreign subsidiaries. At December 31, 2006, we had a Japanese yen-denominated note payable to hedge our net investment in our Japanese subsidiary (see Note 4, Debt and Other Financing). For the years ended

December 31, 2006, 2005 and 2004, $6.1, $7.3 and $10.4, respectively, related to the effective portions of these hedges were included in foreign currency translation adjustments within AOCI on the Consolidated Balance Sheets.

At December 31, 2006 and 2005, we held foreign currency forward contracts and option contracts with fair values totaling $7.9 and $2.5, respectively, recorded in accounts payable.

Credit and Market Risk

We attempt to minimize our credit exposure to counterparties by entering into interest rate swap and foreign currency forward rate and option agreements only with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor's Corporation. Our foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $2.2 at December 31, 2006. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The methods and assumptions used to estimate fair value are as follows:

Fixed-income securities – The fair values of these investments were based on the quoted market prices for issues listed on securities exchanges.

Debt maturing within one year and long-term debt – The fair values of all debt and other financing were determined based on quoted market prices.

Foreign exchange forward and option contracts – The fair values of forward and option contracts were determined based on quoted market prices from banks.

Interest rate swap and treasury lock agreements – The fair values of interest rate swap and treasury lock agreements were estimated based on quotes from market makers of these instruments and represent the estimated amounts that we would expect to receive or pay to terminate the agreements.

The asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,198.9	$1,198.9	$1,058.7	$1,058.7
Fixed–income securities	18.0	18.0	17.1	17.1
Grantor trust cash and cash equivalents	25.2	25.2	34.4	34.4
Debt maturing within one year	(615.6)	(615.6)	(882.5)	(882.5)
Long-term debt, net of related discount or premium	(1,170.4)	(1,165.4)	(766.1)	(776.1)
Foreign exchange forward and option contracts	7.9	7.9	2.5	2.5
Interest rate swap and treasury lock agreements	(10.1)	(10.1)	2.7	2.7

NOTE 8. Share-Based Compensation Plans and Other Long-Term Incentive Plan

The Avon Products, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which is shareholder approved, provides for several types of share-based incentive compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units and performance unit awards. Under the 2005 Plan, the maximum number of shares that may be awarded is 31,000,000 shares, of which no more than 8,000,000 shares may be used for restricted stock awards and restricted stock unit awards. Shares issued under share-based awards will be primarily funded with issuance of new shares.

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

We recognized compensation cost of $62.9, $10.1 and $8.8 for stock options, restricted stock, restricted stock units, and stock appreciation rights, all of which was recorded in selling, general and administrative expenses, during the three years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized for share-based arrangements was $21.5, $3.5 and $3.1 during the three years ended December 31, 2006, 2005 and 2004, respectively.

As discussed in Note 1, Description of the Business and Significant Accounting Policies, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. The following table summarizes the proforma effects on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation for the years ended December 31, 2005 and 2004.

	2005	2004
Net income, as reported	$847.6	$846.1
Add: compensation expense recognized for restricted stock and restricted stock units, net of taxes	6.6	5.7
Less: share-based compensation expense determined under FAS No. 123, net of taxes	(37.7)	(32.0)
Pro forma net income	$816.5	$819.8
Earnings per share:
Basic – as reported	$1.82	$1.79
Basic – pro forma	$1.75	$1.74
Diluted – as reported	$1.81	$1.77
Diluted – pro forma	$1.74	$1.72

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions for options granted during the years ended December 31, :

	2006	2005	2004
Risk-free rate (1)	5.1%	4.2%	2.4%
Expected term (2)	4 years	4 years	4 years
Expected volatility (3)	26%	25%	30%
Expected dividends (4)	2.3%	1.6%	1.5%

(1)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

(3)	Expected volatility is based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	Assumes the current cash dividends of $.175, $.165 and $.14 per share each quarter on Avon’s common stock for options granted during 2006, 2005 and 2004, respectively.

The weighted-average grant-date fair values per share of options granted during 2006, 2005 and 2004, were $6.75, $9.07 and $8.54, respectively.

A summary of stock options as of December 31, 2006, and changes during 2006, is as follows:

	Shares (in 000's)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	24,044	$31.66
Granted	3,075	30.90
Exercised	(1,434)	22.93
Forfeited	(626)	37.59
Expired	(401)	36.56
Outstanding at December 31, 2006	24,658	$31.85	6.7	$101.6
Exercisable at December 31, 2006	15,951	$28.99	5.8	$94.7

As of December 31, 2006, there was approximately $23.6 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.3 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2006, 2005 and 2004, were as follows:

	2006	2005	2004
Cash proceeds from stock options exercised	$32.5	$61.4	$122.3
Tax benefit realized for stock options exercised	4.1	20.6	36.6
Intrinsic value of stock options exercised	11.7	57.1	116.1

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units was determined based on the average of the high and low market prices of our common stock on the grant date.

A summary of restricted stock and restricted stock units as of December 31, 2006, and changes during 2006, is as follows:

	Restricted Stock And Units (in 000's)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,036	$33.53
Granted	1,307	31.04
Vested	(280)	29.38
Forfeited	(83)	30.02
Nonvested at December 31, 2006	1,980	$32.54

The total fair value of restricted stock and restricted stock units that vested during 2006 was $8.2, based upon market prices on the vesting dates. As of December 31, 2006, there was approximately $33.6 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

2005-2007 Performance Cash Plan

In 2005, we established a three-year performance cash plan for the period 2005-2007 (the “Plan”). Awards were set with the objective of payouts ranging from 30% of target for the achievement of threshold financial objectives aligned with our long-term business plan to 200% of target if maximum performance objectives are achieved. The Compensation Committee of the Board of Directors has designated total revenues and operating margin as the key performance measures under the Plan. If the objectives under the Plan are achieved, total cash payments in the range of approximately $9.0 to $57.0 would be made in the first quarter of 2008. Management has determined that the likelihood of achieving the objectives is remote; therefore, no expense has been recognized during 2006 or 2005.

NOTE 9. Shareholders' Equity

Stock Split and Dividends

At the May 6, 2004 Annual Meeting, the shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 800 million to 1.5 billion. Conditioned on such approval, the Board of Directors in February 2004 had declared a two-for-one stock split in the form of a 100% stock dividend, payable May 28, 2004, to shareholders of record on May 17, 2004. The stock split has been recognized by reclassifying the $.25 par value of the additional shares resulting from the split from retained earnings to common stock. The effect of this stock split was not retroactively reflected in the Consolidated Statements of Changes in Shareholders’ Equity for periods prior to the split; therefore, in 2004, shares issued for option exercises which occurred prior to the stock split have not been adjusted for the stock split. The effect of the stock split on such option exercises of approximately 1.7 million shares is included in the line two-for-one stock split effected in the form of a dividend on the Consolidated Statements of Changes in Shareholders’ Equity. All references to the number of shares and per share amounts elsewhere in the financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

Share Rights Plan

We have a Share Rights Plan under which one right has been declared as a dividend for each outstanding share of its common stock. Each right, which is redeemable at $.005 at any time at our option, entitles the shareholder, among other things, to purchase one share of Avon common stock at a price equal to one-half of the then current market price, if certain events have occurred. The right is exercisable if, among other events, one party obtains beneficial ownership of 20% or more of Avon's voting stock. The description and terms of the rights are set forth in a Rights Agreement between Avon and Computer Share Limited.

Stock Repurchase Program

In September 2000, our Board approved a share repurchase program under which we may buy up to $1,000.0 of our outstanding stock over the next five years. This $1,000.0 program was completed during August 2005. In August 2005, we announced that our Board of Directors authorized us to repurchase an additional $500.0 of our common stock. The $500.0 program was completed during December 2005. In February 2005, we announced that we would begin a new five-year, $1,000.0 share repurchase program upon completion of our previous share repurchase program. At December 31, 2006, there was $647.7 remaining to be repurchased under the $1,000.0 share repurchase program announced in February

2005. During 2006, we increased sequentially the purchases under our program as we have been accelerating the pace of our repurchase program.

NOTE 10. Employee Benefit Plans

Savings Plan

We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan, which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. Prior to February 2005, we matched employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. In February 2005, Avon temporarily suspended the matching contribution. The matching contributions were resumed in 2006 at the pre-February 2005 levels. In 2006, 2005, and 2004, matching contributions approximating $12.7, $1.8 and $14.6, respectively, were made to this plan in cash, which were then used by the plan to purchase Avon shares in the open market.

Defined Benefit Pension and Postretirement Plans

Avon and certain subsidiaries have contributory and noncontributory retirement plans for substantially all employees of those subsidiaries. Benefits under these plans are generally based on an employee's years of service and average compensation near retirement. Plans are funded based on legal requirements and cash flow.

We provide health care and life insurance benefits for the majority of employees who retire under our retirement plans in the United States and certain foreign countries. In the U.S., the cost of such health care benefits is shared by us and our retirees for employees hired on or before January 1, 2005. Employees hired after January 1, 2005, pay the full cost of the health care benefits.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires, among other things, the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities and related intangible assets were also derecognized upon adoption of the new standard.

We adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 had no impact on our Consolidated Statement of Income for the year ended December 31, 2006, or for any prior period presented, and it will not effect our operating results in future periods. SFAS 158’s provisions regarding the change in the measurement date of defined benefit and other postretirement plans had no impact as we were already using a measurement date of December 31 for our pension plans. The following table summarizes the impact of the initial adoption of SFAS 158:

Effect of Adopting SFAS 158 at December 31, 2006	Prior to SFAS 158 (1)	Effect of Adoption of SFAS 158 Increase (Decrease)	After Adopting SFAS 158
Other assets	$448.8	$(232.8)	$216.0
Accrued compensation	–	35.5	35.5
Employee benefit plans liability	455.5	(13.4)	442.1
Accumulated other comprehensive loss, net of taxes	(145.3)	(254.7)	(400.0)

(1)	Includes effects of additional minimum liability that would have been recognized at December 31, 2006, had we not been required to adopt SFAS 158.

Reconciliation of Benefit Obligations, Plan Assets and Funded Status

The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

	Pension Plans				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation:
Beginning balance	$(883.9)	$(814.6)	$(694.7)	$(675.5)	$(178.2)	$(196.6)
Service cost	(25.8)	(29.5)	(21.4)	(20.3)	(3.4)	(2.3)
Interest cost	(48.4)	(48.9)	(34.2)	(33.0)	(10.5)	(9.3)
Actuarial gain (loss)	49.7	(72.4)	(34.7)	(61.4)	(4.5)	4.2
Plan participant contributions	–	–	(2.8)	(3.3)	(7.6)	(6.0)
Benefits paid	97.8	83.0	32.6	32.4	20.1	19.8
Federal subsidy	–	–	–	–	(1.7)	–
Plan amendments	–	(1.3)	25.3	6.8	4.6	12.5
Settlements/ curtailments	(13.2)	–	29.8	4.5	2.6	–
Special termination benefits	(6.3)	(.2)	(.6)	–	(3.3)	–
Foreign currency changes	–	–	(63.0)	55.1	(.3)	(.5)
Ending balance	$(830.1)	$(883.9)	$(763.7)	$(694.7)	$(182.2)	$(178.2)
Change in Plan Assets:
Beginning balance	$693.0	$624.4	$428.7	$386.6	$–	$–
Actual return on plan assets	86.9	35.4	48.6	56.0	–	–
Company contributions	56.7	116.2	104.8	45.0	10.8	13.8
Federal subsidy	–	–	–	–	1.7
Plan participant contributions	–	–	2.8	3.3	7.6	6.0
Benefits paid	(97.8)	(83.0)	(32.6)	(32.4)	(20.1)	(19.8)
Foreign currency changes	–	–	42.3	(25.3)	–	–
Settlements/ curtailments	–	–	(21.1)	(4.5)	–	–
Ending balance	$738.8	$693.0	$573.5	$428.7	$–	$–
Funded Status:
Funded status at end of year	$(91.3)	$(190.9)	$(190.2)	$(266.0)	$(182.2)	$(178.1)
Unrecognized actuarial loss	N/A	527.2	N/A	213.6	N/A	41.0
Unrecognized prior service (credit) cost	N/A	(11.6)	N/A	.1	N/A	(50.1)
Unrecognized net transition obligation	N/A	–	N/A	.9	N/A	.2
Net amount recognized	$(91.3)	$324.7	$(190.2)	$(51.4)	$(182.2)	$(187.0)
Amount Recognized in Balance Sheet:
Prepaid benefit (other assets)	$3.5	$–	$10.3	$22.8	$–	$–
Accrued compensation	(22.9)	(62.6)	(1.9)	(34.8)	(10.7)	(10.5)
Employee benefit plans liability	(71.9)	(42.5)	(198.6)	(206.3)	(171.5)	(176.5)
Intangible asset (other assets)	–	.6	–	4.5	–	–
Accumulated other comprehensive loss, pretax	–	429.2	–	162.4	–	–
Net amount recognized	$91.3	$324.7	$(190.2)	$(51.4)	$(182.2)	$(187.0)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$412.1	N/A	$227.8	N/A	$41.1	N/A
Prior service credit	(7.6)	N/A	(25.6)	N/A	(46.3)	N/A
Transition obligation	–	N/A	.7	N/A	–	N/A
Total pretax amount recognized	$404.5	N/A	$202.9	N/A	(5.2)	N/A
Supplemental Information:
Accumulated benefit obligation	$800.1	$798.1	$724.0	$644.7	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$94.8	$883.9	$657.9	$674.6	N/A	N/A
Fair value plan assets	–	693.0	457.5	406.1	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$94.8	$883.9	$651.7	$580.2	N/A	N/A
Accumulated benefit obligation	82.2	798.1	633.3	551.5	N/A	N/A
Fair value plan assets	–	693.0	452.2	314.6	N/A	N/A

The U.S. pension plans include funded qualified plans and unfunded non-qualified plans. As of December 31, 2006 and 2005, the U.S. qualified pension plans had benefit obligations of $735.3 and $766.7, and plan assets of $738.8 and $693.0, respectively. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Net Periodic Benefit Cost:
Service cost	$25.8	$29.5	$25.5	$21.4	$20.3	$18.3	$3.4	$2.4	$2.5
Interest cost	48.4	48.9	48.1	34.2	33.0	32.3	10.5	9.2	11.5
Expected return on plan assets	(54.5)	(52.5)	(51.5)	(31.1)	(28.0)	(26.5)	–	–	–
Amortization of prior service (credit) cost	(2.2)	(2.3)	(.3)	.2	1.6	1.4	(6.0)	(6.1)	(5.0)
Amortization of actuarial losses	33.1	38.6	30.5	11.5	9.5	6.3	1.9	2.2	1.7
Settlements/curtailments	11.2	–	–	2.6	1.9	.3	(2.1)	–	–
Special termination benefits	6.3	.2	–	.6	–	–	3.3	–	–
Other	–	–	–	(.2)	(.7)	.6	–	–	–
Net periodic benefit cost	$68.1	$62.4	$52.3	$39.2	$37.6	$32.7	$11.0	$7.7	$10.7

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

	Pension Benefits		Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$32.4	$12.2	$1.9
Prior service credit	(1.9)	(1.7)	(6.1)
Transition obligation	–	.1	–

In 2002 and 2001, the plan assets experienced weaker investment returns, which was mostly due to unfavorable returns on equity securities. These unfavorable investment returns increased pension costs in 2006, 2005 and 2004. In addition, net periodic pension cost may significantly increase in the future if settlement losses are required to be recorded due to an increase in the aggregate benefits paid as lump sum distributions. Settlement losses may result in the future if the number of eligible participants deciding to receive lump sum distributions and the amount of their benefits increases. Curtailment gains or losses may result in the future if an event occurs that significantly reduces the number of years of future service of current employees or eliminates the accrual of defined benefits for some or all future services of a significant number of employees.

Assumptions

Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	5.90%	5.50%	4.93%	4.83%	5.90%	5.50%
Rate of compensation increase	5.00%	6.00%	3.05%	2.94%	N/A	N/A

The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans, were based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis has increased to 5.43% at December 31, 2006, from 5.20% at December 31, 2005. In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary.

Weighted-average assumptions used to determine net cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	5.80%	6.25%	5.01%	5.48%	5.77%	6.33%	5.65%	6.25%
Rate of compensation increase	6.00	6.00	4.50	3.14	2.80	3.01	N/A	N/A	N/A
Rate of return on assets	8.00	8.00	8.75	6.97	7.14	7.18	N/A	N/A	N/A

In determining the net cost for the year ended December 31, 2006, the assumed rate of return on assets globally was 7.55%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. plans.

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for determining 2006 net costs for the U.S. plan was 8.0%. Historical rates of return for the U.S. plan for the most recent ten-year and 20-year periods were 7.6% and 9.7%, respectively. In the U.S plan, our asset allocation policy has favored U.S. equity securities, which have returned 8.0% and 11.8%, respectively, over the ten-year and 20-year period.

In addition, the current rate of return assumption for the U.S. plan was based on an asset allocation of approximately 35% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 5% to 7% in the long term) and 65% in equity securities (which are expected to earn approximately 8% to 10% in the long term). Similar assessments were performed in determining rates of return on non-U.S. pension plan assets, to arrive at our weighted-average rate of return of 7.55% for determining 2006 net cost.

Plan Assets

Our U.S. and non-U.S. pension plans target and weighted-average asset allocations at December 31, 2006 and 2005, by asset category were as follows:

	U.S. Plans			Non-U.S. Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year End		Target	at Year End
Asset Category	2007	2006	2005	2007	2006	2005
Equity securities	65%	65%	65%	62%	61%	65%
Debt securities	35	35	35	31	28	30
Other	–	–	–	7	11	5
Total	100%	100%	100%	100%	100%	100%

The overall objective of our U.S. pension plan is to provide the means to pay benefits to participants and their beneficiaries in the amounts and at the times called for by the plan. This is expected to be achieved through the investment of our contributions and other trust assets and by utilizing investment policies designed to achieve adequate funding over a reasonable period of time.

Pension trust assets are invested so as to achieve a return on investment, based on levels of liquidity and investment risk that is prudent and reasonable as circumstances change from time to time. While we recognize the importance of the preservation of capital, we also adhere to the theory of capital market pricing which maintains that varying degrees of investment risk should be rewarded with compensating returns. Consequently, prudent risk-taking is justifiable.

The asset allocation decision includes consideration of the non-investment aspects of the Avon Products, Inc. Personal Retirement Account Plan, including future retirements, lump-sum elections, growth in the number of participants, company contributions, and cash flow. These actual characteristics of the plan place certain demands upon the level, risk, and required growth of trust assets. We regularly conduct analyses of the plan’s current and likely future financial status by forecasting assets, liabilities, benefits and company contributions over time. In so doing, the impact of alternative investment policies upon the plan’s financial status is measured and an asset mix which balances asset returns and risk is selected.

Our decision with regard to asset mix is reviewed periodically. Asset mix guidelines include target allocations and permissible ranges for each asset category. Assets are monitored on an ongoing basis and rebalanced as required to maintain an asset mix within the permissible ranges. The guidelines will change from time to time, based on an ongoing evaluation of the plan’s tolerance of investment risk.

Cash Flows

We expect to contribute up to approximately $23.0 and $70.0 to our U.S. and non-U.S. pension plans, respectively, in 2007.

Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits			Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	Gross Payments	Federal Subsidy
2007	$134.2	$37.0	$171.2	$12.5	$1.8
2008	96.0	35.0	131.0	12.9	1.9
2009	69.5	35.8	105.3	13.4	2.0
2010	64.2	37.8	102.0	13.8	2.1
2011	63.9	37.7	101.6	14.4	2.4
2012 – 2016	272.2	208.1	480.3	74.1	12.2

Postretirement Benefits

For 2006, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 9.0% for all claims and will gradually decrease each year thereafter to 5.0% in 2012 and beyond. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

(In millions)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	1.7	(1.5)
Effect on postretirement benefit obligation	16.5	(14.9)

Postemployment Benefits

We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits, continuation of health care benefits and life insurance coverage to eligible former employees after employment but before retirement. At December 31, 2006 and 2005, the accrued cost for postemployment benefits was $53.7 and $51.6, respectively, and was included in employee benefit plans.

Supplemental Retirement Programs

We offer the Avon Products, Inc. Deferred Compensation Plan (the “Plan”) for certain key employees. The Plan is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets, including assets held in a grantor trust, described below, and corporate-owned life insurance policies. The Plan allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would have been made to the Avon Personal Savings Account Plan (the “PSA”) but that are in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three investment alternatives. Expense associated with the Plan for the years ended December 31, 2006, 2005 and 2004, was $6.1, $5.8 and $4.2, respectively. At December 31, 2006, the accrued cost for the deferred compensation plan was $101.5 (2005 – $99.3) and was included in other liabilities.

We maintain supplemental retirement programs consisting of a Supplemental Executive Retirement and Life Plan (“SERP”) and the Benefits Restoration Pension Plan of Avon Products, Inc. (“Restoration Plan”) under which non-qualified supplemental pension benefits are paid to higher paid employees in addition to amounts received under our qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of the net periodic benefit cost shown above and in 2006 amounted to $12.5 (2005 – $12.1; 2004 – $12.2). The benefit obligation under this program at December 31, 2006, was $54.5 (2005 – $58.8) and was included in employee benefit plans.

We also maintain a Supplemental Life Insurance Plan (“SLIP”) under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers.

We established a grantor trust to provide assets that may be used for the benefits payable under the SERP, Restoration Plan and SLIP and for obligations under the Plan. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2006	2005
Fixed-income portfolio	$15.6	$14.9
Corporate-owned life insurance policies	36.1	34.1
Cash and cash equivalents	25.2	34.4
Total	$76.9	$83.4

Additionally, we have assets that may be used for other benefit payments. These assets are included in other assets and at December 31 consisted of the following:

	2006	2005
Corporate-owned life insurance policies	$58.1	$43.5
Mutual funds	2.4	2.2
Total	$60.5	$45.7

The assets are recorded at market value, with increases or decreases in the corporate-owned life insurance policies reflected in our Consolidated Statements of Income.

The fixed-income portfolio held in the grantor trust and the mutual funds are considered available-for-sale securities. See Note 5, Accumulated Other Comprehensive Loss.

NOTE 11. Segment Information

Our operating segments, which are our reportable segments, are based on geographic operations and include commercial business units in North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. Global expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, and marketing. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as global expenses. We do not allocate income taxes, foreign exchange gains or losses, or costs of implementing restructuring initiatives related to our global functions to our segments. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment. In Europe, our manufacturing facilities primarily support Western Europe, Middle East & Africa and Central & Eastern Europe. In our disclosures of total assets, capital expenditures and depreciation and amortization, we have allocated amounts associated with the European manufacturing facilities between Western Europe, Middle East & Africa and Central & Eastern Europe based upon planned sale of beauty units. A similar allocation is done in Asia where our manufacturing facilities primarily support Asia Pacific and China.

The segments have similar business characteristics and each offers similar products through similar customer access methods.

The accounting policies of the segments are the same as those described in Note 1, Description of the Business and Summary of Significant Accounting Policies. We evaluate the performance of our segments based on revenues and operating profits or losses. Segment revenues reflect direct sales of products to Representatives based on the Representative’s geographic location. Intersegment sales and transfers are not significant. Each segment records direct expenses related to its employees and its operations.

Summarized financial information concerning our segments as of December 31 is shown in the following tables.

Total Revenue & Operating Profit

	2006		2005		2004
	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
North America	$2,554.0	$181.6	$2,510.5	$282.8	$2,632.3	$331.9
Latin America	2,743.4	424.0	2,272.6	453.2	1,934.6	420.7
Western Europe, Middle East & Africa	1,123.7	(17.8)	1,065.1	63.7	1,035.5	101.7
Central & Eastern Europe	1,320.2	296.7	1,226.3	331.7	1,066.7	307.0
Asia Pacific	810.8	42.5	868.6	102.9	855.7	121.9
China	211.8	(10.8)	206.5	7.7	223.0	35.2
Total from operations	8,763.9	916.2	8,149.6	1,242.0	7,747.8	1,318.4
Global and other	–	(154.8)	–	(93.0)	–	(89.4)
Total	$8,763.9	$761.4	$8,149.6	$1,149.0	$7,747.8	$1,229.0

Total Assets

	2006	2005	2004
North America	$739.3	$753.2	$772.6
Latin America	1,396.4	1,204.9	726.4
Western Europe, Middle East & Africa	546.1	548.3	466.8
Central & Eastern Europe	771.0	641.3	616.9
Asia Pacific	392.7	347.8	351.8
China	270.1	215.0	170.4
Total from operations	4,115.6	3,710.5	3,104.9
Global and other	1,122.6	1,050.9	1,043.2
Total assets	$5,238.2	$4,761.4	$4,148.1

Capital Expenditures

	2006	2005	2004
North America	$33.0	$36.5	$40.4
Latin America	57.4	43.1	42.6
Western Europe, Middle East & Africa	33.0	37.0	33.8
Central & Eastern Europe	13.7	30.3	44.8
Asia Pacific	13.4	11.9	9.3
China	4.5	7.6	4.5
Total from operations	155.0	166.4	175.4
Global and other	19.8	40.4	74.7
Total capital expenditures	$174.8	$206.8	$250.1

Depreciation and Amortization

	2006	2005	2004
North America	$30.0	$35.4	$35.8
Latin America	48.7	31.2	21.7
Western Europe, Middle East & Africa	23.1	18.7	21.6
Central & Eastern Europe	19.8	18.0	15.6
Asia Pacific	10.6	11.2	11.4
China	5.2	4.2	3.0
Total from operations	$137.4	118.7	109.1
Global and other	22.2	20.9	24.6
Total depreciation and amortization	$159.6	$139.6	$133.7

Total Revenue by Major Country

	2006	2005	2004
U.S.	$2,157.1	$2,140.7	$2,287.6
Brazil	1,039.2	785.3	557.9
All other	5,567.6	5,223.6	4,902.3
Total	$8,763.9	$8,149.6	$7,747.8

A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

Long-Lived Assets by Major Country

	2006	2005	2004
U.S.	$418.2	$431.0	$415.3
Colombia	145.1	163.3	–
Poland	123.4	121.1	135.0
All other	792.5	703.6	649.5
Total	$1,479.2	$1,419.0	$1,199.8

A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. Colombia’s long-lived assets consist primarily of goodwill and intangible assets associated with the 2005 acquisition of this business (See Note 16, Goodwill and Intangible Assets). Poland’s long-lived assets consist primarily of property, plant and equipment related to a European manufacturing facility.

Revenue by Product Category

	2006	2005	2004
Beauty (1)	$6,028.8	$5,588.7	$5,259.6
Beauty Plus (2)	1,676.6	1,527.0	1,401.9
Beyond Beauty (3)	971.9	949.5	994.7
Net sales	8,677.3	8,065.2	7,656.2
Other revenue (4)	86.6	84.4	91.6
Total revenue	$8,763.9	$8,149.6	$7,747.8

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.

(2)	Beauty Plus includes fashion jewelry, watches, apparel and accessories.

(3)	Beyond Beauty includes home products and gift and decorative products.

(4)	Other primarily includes shipping and handling fees billed to Representatives.

NOTE 12. Leases and Commitments

Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2006, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2007	$88.0	$222.9
2008	70.6	87.5
2009	54.3	62.0
2010	36.8	47.9
2011	32.6	16.3
Later years	69.9	79.4
Sublease rental income	(11.3)	–
Total	$340.9	$516.0

Rent expense in 2006 was $114.7 (2005 – $109.2; 2004 – $109.9). Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $76.4 were in progress at December 31, 2006.

NOTE 13. Restructuring Initiatives

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

We expect to incur restructuring charges and other costs to implement these initiatives in the range of $500.0 before taxes. We incurred a significant portion of the total costs to implement these initiatives during 2006, but we expect to incur additional significant charges over the next few years.

Restructuring Charges – 2005

In December 2005 and January 2006, exit and disposal activities that are a part of this multi-year restructuring plan were approved. Specific actions for this initial phase of our multi-year restructuring plan included:

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

The actions described above were completed during 2006, except for the move of certain services from markets within Europe to lower cost shared service centers, which is expected to be completed in phases through 2008.

In connection with these initiatives, we recorded charges of $51.6 pretax in the fourth quarter of 2005, primarily for employee related costs, including severance, pension and other termination benefits, asset impairment charges and cumulative foreign currency translation charges previously recorded directly to shareholders’ equity. The charges included $8.4 to cost of sales for inventory write-offs, and $43.2 to selling, general and administrative expenses. Approximately 58% of these charges resulted in cash expenditures. Additionally, we incurred costs of $4.9 for professional service fees, which are recorded in selling, general and administrative expenses, related to the implementation of these initiatives, resulting in total costs to implement during 2005 of $56.5.

Restructuring Charges – 2006

During 2006 and January 2007, additional exit and disposal activities that are a part of our restructuring initiatives were approved. Specific actions for this phase of our restructuring initiatives included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;
•	the phased outsourcing of certain services, including certain key human resource and customer service processes;
•	the realignment of North America distribution operations;
•	the exit of certain unprofitable operations, including the closure of the Avon Salon & Spa; and
•	the reorganization of certain functions, primarily sales-related organizations.

Many of the actions were completed in 2006, including the delayering program. A majority of the remaining actions is expected to be completed in 2007. The outsourcing of certain services is expected to be completed in phases through 2009. The realignment of North America distribution operations is expected to be completed in phases through 2012. The reorganization of one of our functions is expected to be completed in phases through 2010.

In connection with these initiatives, we recorded charges of $218.3 during 2006, primarily for employee-related costs, including severance, and other termination benefits. These charges were included in selling, general and administrative expenses. We recorded adjustments of $16.1 in 2006, primarily relating to certain employees pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination). Approximately 85% of these charges are expected to result in future cash expenditures, with a majority of the cash payments expected to be made during 2007.

Additionally, related to the implementation of these initiatives we incurred other costs to implement of $24.9 for professional service fees in 2006, which are recorded in selling, general and administrative expenses, $1.7 for accelerated depreciation in 2006, of which $.7 is recorded in cost of sales, and $1.0 in selling, general and administrative expenses, resulting in total costs to implement during 2006 of $228.8.

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
2005 Charges	$30.4	$1.4	$8.4	$11.4	$–	$51.6
Cash payments	(.5)	–	–	–	–	(.5)
Non-cash write-offs	(.7)	(1.4)	(8.4)	(11.4)	–	(21.9)
Foreign exchange	–	–	–	–	–	–
Balance January 1, 2006	$29.2	$–	$–	$–	$–	$29.2
2006 Charges	201.2	9.8	.6	.2	6.5	218.3
Adjustments	(13.5)	(.6)	(1.6)	–	(.4)	(16.1)
Cash payments	(112.0)	–	–	–	(5.1)	(117.1)
Non-cash write-offs	(23.0)	(9.2)	1.0	(.2)	–	(31.4)
Foreign exchange	3.0	–	–	–	.1	3.1
Balance December 31, 2006	$84.9	$–	$–	$–	$1.1	$86.0

Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented. Inventory write-offs relate to exited businesses.

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred for the initiatives approved to date:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$218.1	$10.6	$7.4	$11.6	$6.1	$253.8
Charges to be incurred on approved initiatives	9.5	–	–	–	.1	9.6
Total expected charges	$227.6	$10.6	$7.4	$11.6	$6.2	$263.4

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Corporate	Total
2005	$6.9	$3.5	$11.7	$1.0	$18.2	$4.2	$6.1	$51.6
2006	61.8	34.6	45.1	6.9	22.2	2.1	29.5	202.2
Charges recorded to date	$68.7	$38.1	$56.8	$7.9	$40.4	$6.3	$35.6	$253.8
Charges to be incurred on approved initiatives	5.9	1.9	1.1	.1	.4	–	.2	9.6
Total expected charges	$74.6	$40.0	$57.9	$8.0	$40.8	$6.3	$35.8	$263.4

As noted previously, we expect to incur total costs to implement in the range of $500.0 before taxes for all restructuring initiatives, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement such as consulting and other professional services.

NOTE 14. Contingencies

We are a defendant in an action commenced in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of our former headquarters in New York City. Solow alleges that we misappropriated the name of our former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space per year over the term of the lease. A trial of this action took place in May 2005 and, in January 2006, the judge issued a decision in our favor. Solow has appealed that decision to the Appellate Division of the Supreme Court of the State of New York. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

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

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $97.0 at the exchange rate on December 31, 2006, plus penalties and accruing interest totaling approximately $175.0 at the exchange rate on December 31, 2006. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 78% of the total assessment, or $213.0 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $59.0) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $122.0 at the exchange rate on December 31, 2006, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $267.0 at the exchange rate on December 31, 2006, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

Kendall v. Employees’ Retirement Plan of Avon Products and the Retirement Board is a purported class action commenced in April 2003 in the United States District Court for the Southern District of New York. Plaintiff is a retired employee of Avon who, before retirement, had been on paid disability leave for approximately 19 years. The initial complaint alleged that the Employees’ Retirement Plan of Avon Products (the “Retirement Plan”) violated the Employee Retirement Income Security Act (“ERISA”) and, as a consequence, unlawfully reduced the amount of plaintiff’s pension. Plaintiff sought a reformation of the Retirement Plan and recalculation of benefits under the terms of the Retirement Plan, as reformed for plaintiff and for the purported class. In November 2003, plaintiff filed an amended complaint alleging additional Retirement Plan violations of ERISA and seeking, among other things, elimination of a social security offset in the Retirement Plan. The purported class includes “all Plan participants, whether active, inactive or retired, and their beneficiaries and/or Estates, with one hour of service on or after January 1, 1976, whose accrued benefits, pensions or survivor’s benefits have been or will be calculated and paid based on the Plan’s unlawful provisions.” In February 2004, we filed a motion to dismiss the amended complaint, which motion is still pending before the court. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

Roqueta v. Avon Products, Inc., et al. is a purported class action commenced in April 2005 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The action seeks general damages, special damages and punitive damages for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and Florida statutes regarding misleading advertisements, and for negligent and fraudulent misrepresentation. The purported class includes “all persons who have purchased skin care products from the Defendant that have been falsely advertised to have an ‘anti-cellulite’ or cellulite reducing effect.” We removed the action to the United States District Court for the Southern District of Florida and moved to dismiss the complaint for failure to state a claim upon which relief can be granted. In August 2005 the court dismissed plaintiff’s claims for negligent and fraudulent misrepresentation, with prejudice. The court also dismissed plaintiff’s remaining claims but granted plaintiff leave to amend her complaint, which she has done. In July 2006, the court issued an order denying a motion by the plaintiff to certify this action as a class action. Plaintiff has indicated her intention to voluntarily dismiss the matter but has not yet done so. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2006, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 15. Supplemental Income Statement Information

For the years ended December 31, 2006, 2005 and 2004, the components of other expense, net were as follows:

	2006	2005	2004
Foreign exchange losses, net	$6.2	$5.8	$9.5
Net (gains) losses on available-for-sale securities (Note 5)	–	(2.5)	13.7
Amortization of debt issue costs and other financing	9.6	8.9	7.0
Gain on de-designated treasury lock agreement (Note 7)	–	(2.5)	–
Other	(2.2)	(1.7)	(1.9)
Other expense, net	$13.6	$8.0	$28.3

NOTE 16. Goodwill and Intangible Assets

In August 2006, we purchased all of the remaining 6.155% outstanding shares in our two joint venture subsidiaries in China from the minority interest shareholders for approximately $39.1. We previously owned 93.845% of these subsidiaries and consolidated their results, while recording minority interest for the portion not owned. Upon completion of the transaction, we eliminated the minority interest in the net assets of these subsidiaries. The purchase of these shares did not have a material impact on our consolidated net income. Avon China is a stand-alone operating segment. The purchase price allocation resulted in goodwill of $33.3 and customer relationships of $1.9 with a ten-year weighted-average useful life.

On October 18, 2005, we purchased the Avon direct-selling business of our licensee in Colombia for approximately $154.0 in cash, pursuant to a share purchase agreement that Avon International Holdings Company, a wholly-owned subsidiary of the Company, entered into with Sarastro Ltd. Ldc. on October 7, 2005. The acquired business is being operated by a new wholly-owned subsidiary under the name “Avon Colombia” and is included in our Latin America operating segment. We had a pre-existing license arrangement with the acquired business. The negotiated terms of the license agreement were considered to be at market rates; therefore, no settlement gain or loss was recognized upon acquisition. During the fourth quarter of 2005, we recorded a preliminary purchase price allocation, which resulted in goodwill of $94.8, licensing agreement of $32.0 (four-year useful life), customer relationships of $35.1 (seven-year weighted-average useful life), and a noncompete agreement of $3.9 (three-year useful life). During 2006, we gathered additional data to refine certain assumptions of the valuation. The revised purchase price allocation resulted in goodwill of $94.6, licensing agreement of $36.0 (four-year useful life), customer relationships of $28.6 (five-year weighted-average useful life), and a noncompete agreement of $3.9 (three-year useful life).

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2005	$95.7	$24.6	$8.7	$10.1	$32.5	$171.6
Goodwill acquired	–	–	–	–	33.3	33.3
Impairment loss	(.7)					(.7)
Adjustments	(.2)	–	–	–	–	(.2)
Foreign exchange	.3	(.4)	.1	.1	(.4)	(.3)
Balance at December 31, 2006	$95.1	$24.2	$8.8	$10.2	$65.4	$203.7

The impairment losses relate to the write-off of goodwill associated with the closure of unprofitable operations in Asia Pacific as a result of the implementation of certain restructuring initiatives (see Note 13, Restructuring Initiatives).

Intangible Assets

	2006		2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$36.3	$(12.0)	$40.8	$(3.3)
Licensing agreements	36.0	(11.1)	32.0	(1.6)
Noncompete agreements	8.1	(3.8)	9.2	(3.4)
Total	$80.4	$(26.9)	$82.0	$(8.3)

Aggregate Amortization Expense:
2006	$19.5
2005	5.4
2004	3.4

Estimated Amortization Expense:
2007	$15.9
2008	15.6
2009	13.4
2010	1.3
2011	1.3

NOTE 17. Results of Operations by Quarter (Unaudited)

2006	First	Second	Third	Fourth	Year
Net sales	$1,982.4	$2,058.9	$2,038.1	$2,597.9	$8,677.3
Other revenue	20.8	20.6	20.5	24.7	86.6
Gross profit	1,223.5	1,303.0	1,243.8	1,559.0	5,329.3
Operating profit	86.2	225.3	167.5	282.4	761.4
Income before taxes and minority interest	71.3	217.3	149.0	265.9	703.5
Income before minority interest	56.8	150.7	87.5	185.1	480.1
Net income	$56.2	$150.9	$86.4	$184.1	$477.6
Earnings per share:
Basic	$.12	$.34	$.19	$.42	$1.07	(1)
Diluted	$.12	$.34	$.19	$.41	$1.06	(1)

2005
Net sales	$1,860.9	$1,963.9	$1,865.7	$2,374.7	$8,065.2
Other revenue	20.2	20.4	20.3	23.5	84.4
Gross profit	1,182.9	1,253.9	1,161.5	1,417.6	5,015.9
Operating profit	260.5	344.0	247.1	297.4	1,149.0
Income before taxes and minority interest	253.7	340.8	242.1	287.6	1,124.2
Income before minority interest	173.9	330.5	165.1	185.0	854.5
Net income	$172.0	$328.6	$163.8	$183.2	$847.6
Earnings per share:
Basic	$.36	$.70	$.35	$.40	$1.82	(1)
Diluted	$.36	$.69	$.35	$.40	$1.81	(1)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.

First, second, third and fourth quarter 2006 include costs to implement restructuring initiatives of $120.1, $49.4, $15.6, and $43.7, respectively, of which ($.5), $.2, ($.5), and $.5 are reflected in cost of sales, respectively, and $120.6, $49.2, $16.1, and $43.2 are reflected in selling, general and administrative expenses, respectively.

Fourth quarter 2005 includes costs to implement restructuring initiatives of $56.5 of which $8.4 is reflected in cost of sales and $48.1 is reflected in selling, general and administrative expenses.

NOTE 18. Subsequent Events

On February 1, 2007, we announced an increase in our quarterly cash dividend to $.185 per share from $.175 per share. The first dividend at the new rate will be paid on March 1, 2007, to shareholders of record on February 15, 2007. With this increase, the indicated annual dividend rate is $.74 per share.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, 2005 and 2004

(In millions) Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses		Charged to Revenue
2006
Allowance for doubtful accounts receivable	$85.8	$144.7		$–	$139.4	(1)	$91.1
Allowance for sales returns	24.3	–		295.0	291.3	(2)	28.0
Allowance for inventory obsolescence	82.4	173.3		–	130.7	(3)	125.0
Deferred tax asset valuation allowance	145.2	88.9	(4)	–			234.1

2005
Allowance for doubtful accounts receivable	$77.6	$135.6		$–	$127.4	(1)	$85.8
Allowance for sales returns	23.4	–		288.5	287.6	(2)	24.3
Allowance for inventory obsolescence	57.0	83.9		–	58.5	(3)	82.4
Deferred tax asset valuation allowance	70.2	75.0	(4)	–	–		145.2

2004
Allowance for doubtful accounts receivable	$61.6	$140.0		$–	$124.0	(1)	$77.6
Allowance for sales returns	19.5	–		285.1	281.2	(2)	23.4
Allowance for inventory obsolescence	44.6	76.7		–	64.3	(3)	57.0
Deferred tax asset valuation allowance	84.8	–		–	14.6	(5)	70.2
(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product destroyed and foreign currency translation adjustment.

(3)	Obsolete inventory destroyed and foreign currency translation adjustment.

(4)	Increase in valuation allowance for tax loss and tax credit carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.

(5)	Decrease in valuation allowance primarily due to a decrease in foreign tax credit carryforwards for which a valuation allowance had been provided.