Form 10-Q
period 2007-03-31
AVON PRODUCTS INC
filed 2007-05-01
CIK 8868

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock (par value $.25) outstanding at March 31, 2007 was 438,857,043.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
In millions, except per share data	2007	2006
Net sales	$2,163.3	$1,982.4
Other revenue	22.0	20.8

Total revenue	2,185.3	2,003.2
Costs, expenses and other:
Cost of sales	836.7	779.7
Selling, general and administrative expenses	1,110.8	1,137.3

Operating profit	237.8	86.2

Interest expense	(26.5)	(26.5)
Interest income	12.3	13.2
Other expense, net	(0.6)	(1.6)

Total other expenses	(14.8)	(14.9)

Income before taxes and minority interest	223.0	71.3
Income taxes	(72.4)	(14.5)

Income before minority interest	150.6	56.8
Minority interest	(0.6)	(0.6)

Net income	$150.0	$56.2

Earnings per share:
Basic	$.34	$.12
Diluted	$.34	$.12

Weighted-average shares outstanding:
Basic	440.61	450.75
Diluted	443.76	452.62

Cash dividends per common share	$.185	$.175

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31
In millions	2007	2006
Assets
Current Assets
Cash and cash equivalents	$1,122.1	$1,198.9
Accounts receivable, net	669.5	700.4
Inventories	984.1	900.3
Prepaid expenses and other	558.6	534.8

Total current assets	3,334.3	3,334.4

Property, plant and equipment, at cost	2,136.6	2,112.3
Less accumulated depreciation	(1,041.2)	(1,012.1)

	1,095.4	1,100.2
Other assets	835.7	803.6

Total assets	$5,265.4	$5,238.2

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$923.9	$615.6
Accounts payable	597.0	655.8
Accrued compensation	177.2	266.9
Other accrued liabilities	558.9	601.6
Sales taxes and taxes other than income	181.6	176.1
Income taxes	119.7	209.2

Total current liabilities	2,558.3	2,525.2

Long-term debt	1,170.2	1,170.7
Employee benefit plans	412.7	504.9
Long-term income taxes	167.8	55.0
Other liabilities	184.1	192.0

Total liabilities	$4,493.1	$4,447.8

Contingencies (Note 5)

Shareholders’ equity
Common stock	184.1	183.5
Additional paid-in capital	1,591.5	1,549.8
Retained earnings	3,446.8	3,396.8
Accumulated other comprehensive loss	(637.0)	(656.3)
Treasury stock, at cost	(3,813.1)	(3,683.4)

Total shareholders’ equity	$772.3	$790.4

Total liabilities and shareholders’ equity	$5,265.4	$5,238.2

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
In millions	2007	2006
Cash Flows from Operating Activities
Net income	$150.0	$56.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.7	40.0
Provision for doubtful accounts	37.1	31.8
Provision for obsolescence	32.9	42.9
Share-based compensation	15.9	15.5
Deferred income taxes	9.6	(23.5)
Asset write-off restructuring charges	0.2	(0.6)
Other	3.7	0.9
Changes in assets and liabilities:
Accounts receivable	0.4	11.5
Inventories	(110.2)	(98.8)
Prepaid expenses and other	(46.6)	(11.8)
Accounts payable and accrued liabilities	(195.5)	97.3
Income and other taxes	10.3	(40.9)
Noncurrent assets and liabilities	(110.6)	(19.6)

Net cash (used) provided by operating activities	(160.1)	100.9

Cash Flows from Investing Activities
Capital expenditures	(33.8)	(25.2)
Disposal of assets	8.2	4.0
Acquisitions	(15.7)	—
Purchases of investments	(9.9)	(5.3)
Proceeds from sale of investments	10.6	5.0

Net cash used by investing activities	(40.6)	(21.5)

Cash Flows from Financing Activities*
Cash dividends	(81.8)	(79.4)
Book overdrafts	2.1	(1.0)
Debt, net (maturities of three months or less)	302.4	(349.0)
Proceeds from debt	2.0	502.2
Repayment of debt	(0.6)	(9.5)
Proceeds from exercise of stock options	21.2	5.4
Excess tax benefit realized from share-based compensation	4.5	1.0
Repurchase of common stock	(129.7)	(42.5)

Net cash provided by financing activities	120.1	27.2

Effect of exchange rate changes on cash and equivalents	3.8	(7.3)

Net (decrease) increase in cash and equivalents	(76.8)	99.3
Cash and equivalents at beginning of year	1,198.9	1,058.7

Cash and equivalents at end of period	$1,122.1	$1,158.0

*	Non-cash financing activities in 2007 and 2006 included the change in fair market value of interest rate swap agreements of ($18.1) and $12.7, respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States. We consistently applied the accounting policies described in our 2006 Annual Report on Form 10-K (“2006 Form 10-K”) in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2006 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

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

New Accounting Standards Implemented

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, we recognized an $18.3 increase in the liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date, we had approximately $136 of total gross unrecognized tax benefits, of which a substantial portion would impact the effective tax rate, if recognized.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. At the adoption date, we had approximately $24 accrued for interest and penalties, net of tax benefit.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of January 1, 2007, the tax years that remain subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2001-2006
China	2003-2006
Mexico	2001-2006
Poland	2001-2006
Russia	2004-2006
United States	2004-2006

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $60 to $75 by the end of 2007 due to the closure of tax years by expiration of the statute of limitations and audit settlements.

New Accounting Standards to be Implemented

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

SFAS 159 is effective January 1, 2008, for Avon. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

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

2. EARNINGS PER SHARE AND SHARE REPURCHASES

	Three Months Ended March 31
Components of Basic and Diluted Earnings per Share (shares in millions)	2007	2006
Numerator:
Net income	$150.0	$56.2

Denominator:
Basic EPS weighted-average shares outstanding	440.61	450.75
Diluted effect of assumed conversion of stock-based awards	3.15	1.87

Diluted EPS adjusted weighted-average shares outstanding	443.76	452.62

Earnings per Share:
Basic EPS	$.34	$.12
Diluted EPS	$.34	$.12

At March 31, 2007 and 2006, we did not include stock options to purchase 10.8 million shares and 14.9 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 3.5 million shares of Avon common stock for $129.7 during the first three months of 2007, as compared to approximately 1.5 million shares of Avon common stock for $44.4 during the first three months of 2006 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

3. INVENTORIES

	March 31	December 31
Components of Inventories	2007	2006
Raw materials	$286.0	$260.6
Finished goods	698.1	639.7

Total	$984.1	$900.3

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$7.1	$8.8	$5.2	$5.2	$.9	$.6
Interest cost	12.2	12.9	10.9	8.1	2.9	2.2
Assumed return on plan assets	(13.6)	(13.7)	(11.3)	(7.1)	(.6)	—
Amortization of prior service cost	(.5)	(.6)	(.5)	.2	(1.6)	(1.4)
Amortization of actuarial losses	8.1	10.4	3.5	3.0	.5	.5
Curtailments	—	1.1	—	(.8)	—	—
Special termination benefits	—	2.8	—	2.6	—	—

Net periodic benefit costs	$13.3	$21.7	$7.8	$11.2	$2.1	$1.9

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute approximately $23 and $70 to our U.S. and non-U.S. pension plans, respectively, in 2007. As of March 31, 2007, we made approximately $6 and $45 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $17 and $26 to fund our U.S. and non-U.S. pension plans, during the remainder of 2007. During 2007, we made a decision to fund our U.S. postretirement benefit plan and, as a result, we made a contribution of $50.0 to this plan and anticipate contributing approximately $10 to $15 during the remainder of 2007.

5. CONTINGENCIES

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

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $100 at the exchange rate on March 31, 2007, plus penalties and accruing interest totaling approximately $183 at the exchange rate on March 31, 2007. In July 2003, a first-level appellate body

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

rejected the basis for income tax assessments representing approximately 78% of the total assessment, or $220 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $63) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $128 at the exchange rate on March 31, 2007, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $282 at the exchange rate on March 31, 2007, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

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

Roqueta v. Avon Products, Inc., et al. was a purported class action commenced in April 2005 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The action sought general damages, special damages and punitive damages for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and Florida statutes regarding misleading advertisements, and for negligent and fraudulent misrepresentation. The purported class included “all persons who have purchased skin care products from the Defendant that have been falsely advertised to have an ‘anti-cellulite’ or cellulite reducing effect.” In March 2007, the court issued an order dismissing this action with prejudice.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2007, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended March 31
Components of Comprehensive Income	2007	2006
Net income	$150.0	$56.2
Foreign currency translation adjustments	14.6	(2.9)
Change in unrealized gains from available-for-sale securities	—	(.1)
Change in derivative losses on cash flow hedges	(.5)	(1.0)

Comprehensive income	$164.1	$52.2

We reclassified net actuarial losses and prior service cost of $6.2 after tax from accumulated other comprehensive loss to earnings during 2007.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31
	2007		2006
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
North America	$630.6	$77.2	$613.8	$38.0
Latin America	656.3	88.7	612.6	69.0
Western Europe, Middle East & Africa	271.6	13.7	233.0	(34.1)
Central & Eastern Europe	358.9	77.4	306.0	61.7
Asia Pacific	199.8	20.9	190.4	(2.1)
China	68.1	2.9	47.4	(.6)

Total from operations	2,185.3	280.8	2,003.2	131.9
Global and other	—	(43.0)	—	(45.7)

Total	$2,185.3	$237.8	$2,003.2	$86.2

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31
	2007	2006
Beauty(1)	$1,528.0	$1,385.3
Beauty Plus(2)	427.5	398.5
Beyond Beauty(3)	207.8	198.6

Net sales	2,163.3	1,982.4
Other revenue(4)	22.0	20.8

Total revenue	$2,185.3	$2,003.2

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.
(2)	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
(3)	Beyond Beauty includes home products and gift and decorative products.
(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

8. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended March 31
Components of Other Expense, net	2007	2006
Foreign exchange gains, net	$(1.1)	$(.5)
Amortization of debt issue costs and other financing	2.3	2.3
Other	(.6)	(.2)

Other expense, net	$.6	$1.6

9. RESTRUCTURING INITIATIVES

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

We expect to incur restructuring charges and other costs to implement these initiatives in the range of $500 before taxes. To date, we have incurred total costs to implement, net of adjustments, of $295.0 ($9.7 in the first quarter of 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives. We expect to incur significant additional charges over the next few years.

Restructuring Charges – First Quarter 2007

During the first quarter of 2007, we did not approve any additional exit or disposal activities that are part of this multi-year restructuring plan. However, during the first quarter of 2007, we incurred net charges of $.1 associated with previously approved initiatives. We also incurred implementation costs of $6.6 for professional service fees, primarily associated with our initiative to outsource certain human resource processes, and recorded accelerated depreciation of $3.0 associated with our initiatives to realign certain distribution operations, realign our organization through delayering, and close certain manufacturing operations, resulting in total costs to implement during the first quarter of 2007 of $9.7. Of the total costs to implement, $9.0 was recorded in selling, general and administrative expenses and $.7 was recorded in cost of sales.

Restructuring Charges – First Quarter 2006

In March 2006 and April 2006, exit and disposal activities that are a part of this multi-year restructuring plan were approved. Specific actions for this phase of our multi-year restructuring plan included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

•	the phased outsourcing of certain services in North America and the realignment of certain manufacturing processes; and

•	the exit of certain unprofitable operations.

The actions described above were completed during 2006, except for the outsourcing of certain services in North America, which is expected to be completed in phases through 2008.

In connection with these initiatives, we recorded charges of $108.4 pretax in the first quarter of 2006, primarily for employee-related costs, including severance, pension and other termination benefits. These charges were included in

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

selling, general and administrative expenses. We also recorded an adjustment of $.5 related to the closure of our Indonesia operations that was originally recorded in the fourth quarter of 2005, which was recorded within cost of sales. Additionally, we incurred costs of $12.2 for professional service fees, which are recorded in selling, general and administrative expenses, related to the implementation of these initiatives, resulting in total costs to implement during the first quarter of 2006 of $120.1.

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2006	$84.9	$—	$—	$—	$1.1	$86.0
2007 Charges	.7	.2	—	—	—	.9
Adjustments	(.8)	—	—	—	—	(.8)
Cash payments	(19.5)	—	—	—	(1.0)	(20.5)
Non-cash write-offs	—	(.2)	—	—	—	(.2)
Foreign exchange	.2	—	—	—	—	.2

Balance March 31, 2007	$65.5	$—	$—	$—	$.1	$65.6

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred for the initiatives approved to date:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$218.0	$10.8	$7.4	$11.6	$6.1	$253.9
Charges to be incurred on approved initiatives	6.9	—	—	—	.1	7.0

Total expected charges	$224.9	$10.8	$7.4	$11.6	$6.2	$260.9

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Corporate	Total
2005	$6.9	$3.5	$11.7	$1.0	$18.2	$4.2	$6.1	$51.6
2006	61.8	34.6	45.1	6.9	22.2	2.1	29.5	202.2
2007	(.3)	.1	.2	.1	—	(.1)	.1	.1

Charges recorded to date	$68.4	$38.2	$57.0	$8.0	$40.4	$6.2	$35.7	$253.9
Charges to be incurred on approved initiatives	6.3	—	.6	—	—	—	.1	7.0

Total expected charges	$74.7	$38.2	$57.6	$8.0	$40.4	$6.2	$35.8	$260.9

As noted previously, we expect to incur total costs to implement in the range of $500 before taxes for all restructuring initiatives, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording have not

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

yet been met. In addition to the charges included in the tables above, we will incur other costs to implement such as consulting, other professional services and accelerated depreciation.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2006	$95.1	$24.2	$8.8	$10.2	$65.4	$203.7
Adjustments	—	—	—	—	.2	.2
Foreign exchange	(.2)	.4	(.1)	.1	.8	1.0

Balance at March 31, 2007	$94.9	$24.6	$8.7	$10.3	$66.4	$204.9

Intangible assets

	March 31, 2007		December 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$36.3	$(13.5)	$36.3	$(12.0)
Licensing agreements	36.0	(13.2)	36.0	(11.1)
Noncompete agreements	8.1	(4.2)	8.1	(3.8)

Total	$80.4	$(30.9)	$80.4	$(26.9)

Estimated Amortization Expense:
2007	$15.9
2008	15.6
2009	13.4
2010	1.3
2011	1.3

Aggregate amortization expense during the three months ended March 31, 2007 and 2006 was $4.1 and $7.4, respectively.

11.	SUBSEQUENT EVENTS

In April 2007, we entered into a one-year Euro 50 million ($66.8 at the exchange rate on March 31, 2007) uncommitted credit facility (“Euro credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the credit facility bear interest at the Euro LIBOR rate plus an applicable margin. The credit facility is available for general corporate purposes. The credit facility is designated as a hedge of our investments in our Euro-denominated functional currency subsidiaries.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 64 countries and territories, including the United States, and distribute products in approximately 51 more. Our reportable segments are based on geographic operations in six regions: North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. We centrally manage global Brand Marketing and Supply Chain organizations. Product categories include: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.3 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we have higher growth targets.

Revenue grew in every segment during the first quarter of 2007. We continued to experience strong growth from most developing markets, such as Brazil, China, Colombia, Russia, Turkey and Venezuela. Revenue in China increased significantly during the first quarter of 2007 due to the continued roll-out of direct selling. Revenue grew in our key developed markets, such as the United States and the United Kingdom. Revenue in Mexico continued to decline as we face challenges that require a longer-term solution.

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

During the first quarter of 2007, our turnaround plan delivered results. Revenues increased 9%, Active Representatives increased 4% and sales from products in the Beauty category increased 10%, benefiting from higher investments in advertising and the Representative Value Proposition (“RVP”). These investments were partially funded by savings from restructuring initiatives and other cost savings initiatives. Our turnaround plan is a multi-year effort and we may see some quarterly variability as we move through the turnaround.

In our ongoing effort to improve brand competitiveness, we increased our investment in advertising by 80% from $39.6 in the first quarter of 2006, to $71.3 in the first quarter of 2007. The incremental spending on advertising was allocated across all geographies, with more than 50% of the increase in China, Brazil and Russia. The advertising investments supported new product launches, such as Anew Alternative Intensive Eye Cream and Ultra Color Rich Lipstick, and the launch of “Hello Tomorrow,” Avon’s first global, integrated marketing campaign, supporting both the brand and direct selling channel. We also launched the rebranding of our color line in certain markets late in the first quarter of 2007 and will continue the global roll-out during the remainder of 2007.

As part of the Representative Value Proposition (“RVP”), we also continued to invest in our direct selling channel to improve the reward and effort equation for our Representatives. We measure our investment in RVP as the incremental cost to provide these value-enhancing initiatives. In the first quarter of 2007, our investments in RVP were approximately $15 and included the following:

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

•	Continued roll-out of our Sales Leadership program;

•	Increased incentives spending;

•	Web-enabled Representatives; and

•	Distributed additional free brochures to Representatives.

We continue to analyze our product line under our product line simplification program (“PLS”), which includes an analysis of our product line to develop a smaller range of better performing, more profitable products. This program is designed to improve the shopping experience, our brand image and Representative experiences by reducing the number of SKUs overall, which is expected to have significant savings implications. We incurred costs of $17.3 related to our PLS program during 2007, primarily incremental inventory obsolescence expense of $11.5. Depending on the results of additional PLS analyses that will be performed to identify the optimal product assortment over the next three years and timing of any resulting decisions, we may incur future costs related to PLS in the range of $80, principally in the form of inventory obsolescence charges. We expect to realize annualized benefits from PLS in excess of $200, with benefits building progressively over the next three years.

In March 2007, we launched the first wave of our strategic sourcing initiative (“SSI”), which is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we will shift our purchasing strategy toward a global supplier orientation from one that is more local and component oriented. Beyond lower costs, goals include improving asset management, service for Representatives and vendor relationships. We expect to realize initial benefits from SSI beginning in the third quarter of 2007, with annualized benefits from this initiative in excess of $200 by the end of 2009. We also continued the implementation of a Sales & Operations Planning initiative that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

We are institutionalizing a zero-overhead-growth philosophy (“ZOG”) that aims to offset inflation through productivity improvements. These improvements in productivity will come primarily from previously announced initiatives such as our restructuring program, PLS and SSI. We have defined overhead as fixed expenses such as costs associated with our sales and marketing infrastructure, and management and administrative activities. Overhead excludes variable expenses such as shipping and handling costs and bonuses to our employees in the sales organization. During the first quarter of 2007, overhead expenses decreased as compared to the first quarter of 2006.

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005, we announced a multi-year restructuring plan. We expect to incur total restructuring charges and other costs to implement our restructuring initiatives in the range of $500 before taxes. We have incurred total costs to implement, net of adjustments, of $295.0 ($9.7 in the first quarter of 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the plan, primarily for employee-related costs, including severance, pension and other termination benefits and professional service fees related to these initiatives. We expect to incur significant additional charges over the next few years. We expect our restructuring initiatives to deliver in excess of $300.0 of annualized savings when fully realized. The actions implemented to date resulted in savings of approximately $55 in the first quarter of 2007, most of which were associated with the delayering program that we completed in 2006. We expect that the actions announced to date will result in savings in the range of $230 in 2007.

See Note 9, Restructuring Initiatives, for additional information.

New Accounting Pronouncements

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, we recognized an $18.3 increase in the liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008, for Avon. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

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

See Note 1, Accounting Policies, for additional information.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO 2006

Consolidated

	2007	2006	Favorable (Unfavorable) %/Point Change
Total revenue	$2,185.3	$2,003.2	9%
Cost of sales	836.7	779.7	(7)%
Selling, general and administrative expenses	1,110.8	1,137.3	2%
Advertising expenses*	71.3	39.6	(80)%
Operating profit	237.8	86.2	176%
Interest expense	26.5	26.5	—%
Interest income	(12.3)	(13.2)	(7)%
Other expense, net	.6	1.6	63%
Net income	150.0	56.2	167%
Diluted earnings per share	.34	.12	183%

Gross margin	61.7%	61.1%	.6
Selling, general and administrative expenses as a % of total revenue	50.8%	56.8%	6.0
Operating margin	10.9%	4.3%	6.6
Effective tax rate	32.4%	20.3%	(12.1)

Units sold			4%
Active Representatives			4%

*	Advertising expenses are included within selling, general and administrative expenses.

Revenue

Total revenue increased 9% in 2007, with growth in all segments. Revenue growth was driven by an increase of 4% in Active Representatives. Foreign exchange contributed 3 percentage points to the revenue growth.

On a category basis, the 2007 increase in revenue was primarily driven by an increase of 10% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 12%, personal care grew 17%, color grew 9%, and skin care grew 6%. Beauty Plus sales increased 7% and Beyond Beauty sales increased 5%.

Gross Margin

Gross margin increased .6 point in 2007 primarily due to lower inventory obsolescence provisions of approximately $10 in 2007 and improved manufacturing costs, benefiting from higher throughput in 2007. 2007 included incremental inventory obsolescence charges of $11.5 related to our PLS program, while the first

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

quarter of 2006 included incremental inventory obsolescence charges of $20.5 related to our decision to discontinue the sale of certain heavily discounted products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $26.5 in 2007, primarily due to $111.6 of lower costs incurred to implement our restructuring initiatives. Additionally, lower overhead expenses, reflecting savings associated with restructuring initiatives, were partially offset by higher spending on advertising, higher variable expenses from increased sales volume, and investments in RVP.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense was consistent with 2006. At March 31, 2007, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased in 2007, primarily due to lower cash and cash equivalent balances during the first quarter of 2007 as compared to the first quarter of 2006.

Other expense, net decreased in 2007 primarily due to higher net foreign exchange gains in 2007.

Effective Tax Rate

When comparing the effective tax rates in the first quarter of 2007 and 2006, the tax rate in 2006 was favorably impacted by approximately 18 points due to audit settlements and the closure of tax years by expiration of the statute of limitations. These benefits to the 2006 tax rate were partially offset by the unfavorable tax impact associated with our restructuring initiatives.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

North America

			%/Point Change
	2007	2006	US$	Local Currency
Revenue	$630.6	$613.8	3%	3%
Operating profit	77.2	38.0	103%	103%
Operating margin	12.2%	6.2%	6.0	6.1

Units sold				5%
Active Representatives				—%

The dominant contributor to North America’s results is the U.S. business.

Total revenue increased due to a larger average order, reflecting strong increases in sales of Beauty Plus. Active Representatives were level with 2006, supported by continued investments in Representative value-enhancing initiatives. During 2007, we made additional investments in RVP, including free bonus brochures, an enhanced bonus for new Leadership Representatives and free career seminars. While we have seen improvement in our U.S. business, the U.S. business is in the midst of a long-term turnaround plan and we expect some variability in our quarterly performance. Quarterly performance may be impacted by various factors, including the impact of fuel prices on Active Representatives ordering activity and timing of product launches.

The increase in 2007 operating margin in North America was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 3.9 points. Additionally, operating margin benefited from supply chain efficiencies, lower inventory obsolescence and lower overhead expenses primarily due to savings associated with restructuring initiatives. These benefits to operating margin were partially offset by higher spending on advertising.

Latin America

			%/Point Change
	2007	2006	US$	Local Currency
Revenue	$656.3	$612.6	7%	6%
Operating profit	88.7	69.0	29%	27%
Operating margin	13.5%	11.3%	2.2	2.2

Units sold				3%
Active Representatives				2%

Total revenue increased in 2007, reflecting a larger average order and growth in Active Representatives. The region benefited from growth in most markets, particularly from low-teens growth in Brazil and increases in the range of 20% in Venezuela and Colombia. Growth in these markets more than compensated for continued softness in Mexico. Revenue growth in Brazil was driven by an increase in average order, primarily due to consumer incentives and a favorable mix of products sold, as well as favorable foreign exchange. While we expect that growth in Brazil will be below 2006’s 32% growth rate, we expect that the rate of growth will increase above the first quarter 2007 level as we move through the balance of the year. Revenue in Mexico declined 9%, primarily due to a decrease in Active Representatives and unfavorable foreign exchange. Near the end of the first quarter of 2007, we began to experience some improvements in certain of our field indicators. While we have seen improvement in our business in Mexico within the quarter, this business is in the midst of a long-term turnaround plan and we expect some variability in our quarterly performance. We may see improvement in Mexico by the end of 2007, if not earlier.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

The increase in operating margin in Latin America during 2007 was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 2.3 points. Additionally, lower inventory obsolescence expense and lower overhead expenses, primarily due to savings associated with restructuring initiatives, were partially offset by spending on advertising.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have further impacted the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. Unless official foreign exchange is made more readily available, Avon Venezuela’s operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is weaker than the official rate.

At March 31, 2007, Avon Venezuela had cash balances of approximately $110, primarily denominated in bolivars. During 2006, Avon Venezuela remitted dividends at the official exchange rate. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2006, Avon Venezuela’s revenue and operating profit represented approximately 3% and 7% of consolidated revenue and consolidated operating profit, respectively.

Western Europe, Middle East & Africa

			%/Point Change
	2007	2006	US$	Local Currency
Revenue	$271.6	$233.0	17%	9%
Operating profit	13.7	(34.1)	NA	NA
Operating margin	5.0%	(14.6)%	19.6	19.9

Units sold				11%
Active Representatives				5%

Total revenue increased due to a larger average order and growth in Active Representatives, as well as favorable foreign exchange. The revenue increase was primarily driven by growth in the United Kingdom in the high teens and Turkey of over 30%. Revenue growth in the United Kingdom benefited from favorable foreign exchange and a larger average order. Additionally, the United Kingdom experienced an increase in Active Representatives, mainly due to the strength of the Sales Leadership program. Revenue growth in Turkey, which was negatively impacted by foreign exchange, was primarily due to a larger average order and significant growth in Active Representatives. Average order in the United Kingdom and Turkey benefited from significant investments in advertising.

The increase in 2007 operating margin was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 13.0 points. Other contributing items include lower product costs due to favorable foreign exchange movements, lower overhead expenses, partially offset by higher spending on advertising.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Central & Eastern Europe

			%/Point Change
	2007	2006	US$	Local Currency
Revenue	$358.9	$306.0	17%	9%
Operating profit	77.4	61.7	25%	13%
Operating margin	21.6%	20.2%	1.4	.9

Units sold				1%
Active Representatives				8%

Total revenue increased in 2007 reflecting growth in Active Representatives, as well as favorable foreign exchange. The region’s revenue growth was primarily driven by an increase in Russia of over 30% due to strong Active Representative growth and increased advertising, as well as favorable foreign exchange. Revenue from color cosmetics increased over 20%, reflecting improved merchandising put in place in the fourth quarter of 2006.

The increase in 2007 operating margin was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 1.7 points, lower product costs due to favorable foreign exchange movements, and lower overhead expenses. These positive impacts were partially offset by higher spending on advertising, as well as higher inventory obsolescence expense.

Asia Pacific

			%/Point Change
	2007	2006	US$	Local Currency
Revenue	$199.8	$190.4	5%	2%
Operating profit	20.9	(2.1)	NA	NA
Operating margin	10.5%	(1.1)%	11.6	11.3

Units sold				2%
Active Representatives				2%

Total revenue increased in 2007 reflecting an increase in Active Representatives and favorable foreign exchange. The region’s revenue increase was primarily driven by growth in the Philippines, which partially benefited from favorable foreign exchange. Revenue in the Philippines increased in the high-teens, driven by substantial growth in Active Representatives, supported by RVP initiatives, including the roll-out of the Sales Leadership program nationwide. Japan’s revenue was approximately flat with last year, as growth in sales from direct selling substantially offset declines in sales from direct mailing.

The increase in 2007 operating margin was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 6.8 points. Additionally, the operating margin improvement was due to lower inventory obsolescence expense and lower overhead expenses primarily due to savings associated with restructuring initiatives, partially offset by higher spending on RVP and advertising.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

China

			%/Point Change
	2007	2006	US$	Local Currency
Revenue	$68.1	$47.4	44%	39%
Operating profit	2.9	(.6)	NA	NA
Operating margin	4.3	(1.2)%	5.5	5.2

Units sold				15%
Active Representatives				NA

Total revenue in China increased significantly, reflecting further expansion of the direct-selling business, which contributed to over one half of the region’s revenue in the quarter. As of March 31, 2007, we had over 507,000 licensed Sales Promoters registered with the government, approximately 168,000 of whom fit our standard definition of Active Representatives. In 2007, we expect to initiate a removal program, consistent with removal programs in our other markets, to close the accounts of inactive Sales Promoters after a period of time. At the same time that we have been building on direct selling, we have seen ordering activity levels maintained by our beauty boutiques as they continue to engage in direct selling by servicing our Representatives. Additionally, the number of beauty boutiques has remained stable over the last year.

The increase in 2007 operating margin was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 6.8 points, and the impact of higher revenue and lower overhead expenses. These positive impacts were partially offset by ongoing higher spending on advertising and fees paid to registered service centers for providing services to our Active Representatives.

Global Expenses

	Three Months Ended March 31
	2007	2006	% Change
Total Global expenses	$126.4	$118.8	(6)%
Allocated to segments	(83.4)	(73.1)	14%

Net Global expenses	$43.0	$45.7	6%

The increase in the amount allocated to the segments in the first quarter of 2007 was primarily due to higher global marketing costs, including advertising. The decrease in net global expenses was primarily due to lower costs of $19.8 to implement restructuring initiatives, partially offset by higher professional service fees associated with our PLS initiative and higher incentive-based compensation. We do not allocate costs of implementing restructuring initiatives related to our global functions to our segments.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, commercial paper and borrowings under lines of credit. We currently believe that existing cash, cash from operations (including the impacts of cash required for restructuring initiatives) and available sources of public and private financing are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program, possible acquisitions and other cash needs in the short and long term.

Inventory levels increased from $900.3 at December 31, 2006, to $984.1 at March 31, 2007, partially driven by actions taken in an effort to ensure service levels to our Representatives. As previously discussed, our turnaround plan includes initiatives such as PLS and Sales & Operations Planning that are expected to improve inventory levels in the long-term.

The increase in debt maturing within one year primarily relates to commercial paper borrowings.

Cash Flows

Net Cash (Used) Provided by Operating Activities

Net cash used by operating activities was $160.1 during the first quarter of 2007 compared to net cash provided by operating activities of $100.9 during the first quarter of 2006, primarily due to timing of vendor payments, higher payments for incentive-based compensation in 2007, higher contributions to retirement-related plans during the first quarter of 2007, and higher cash payments associated with restructuring charges.

We expect full-year 2007 cash flow from operating activities will exceed that of 2006.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first quarter of 2007 was $19.1 higher than during the first quarter of 2006 resulting from payments associated with an acquisition of a licensee in Egypt, which was completed in April 2007, and higher capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the first quarter of 2007 was $120.1 as compared to $27.2 during the first quarter of 2006, mainly driven by higher short-term borrowings during the first quarter of 2007 and higher proceeds from stock option exercises during the first quarter of 2007, partially offset by higher repurchases of common stock during the first quarter of 2007.

We increased our dividend payments to $.185 per share in the first quarter of 2007 from $.175 per share in the same period of 2006.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of March 31, 2007.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $645.6 outstanding under this program as of March 31, 2007.

We also maintain a one-year Japanese yen 11.0 billion ($94.2 at the exchange rate on March 31, 2007) uncommitted credit facility and a one-year Euro 50 million ($66.8 at the exchange rate on March 31, 2007) uncommitted credit facility. At March 31, 2007, $94.2 (Japanese yen 11.0 billion) was outstanding under the yen credit facility.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At March 31, 2007 and December 31, 2006, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2007 and December 31, 2006 was approximately 50%.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. We derive approximately 65% to 75% of our consolidated revenue from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

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

Additional information identifying such factors is contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the U.S. Securities and Exchange Commission. We undertake no obligation to update any such forward-looking statements.

Avon Products, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at March 31, 2007 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

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

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/07—1/31/07	698,618	(2)	$34.11	698,600	$623,888,000
2/1/07—2/28/07	938,911	(3)	38.11	936,746	588,332,000
3/1/07—3/31/07	1,882,718	(4)	37.24	1,753,637	522,552,000

Total	3,520,247			3,388,983

(1)

All of the shares purchased during the first quarter as part of our $1.0 billion share repurchase program, publicly announced on February 1, 2005, consists of (i) shares purchased in open-market transactions and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock based obligations under our Deferred Compensation Plan. The program commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.

(2)

Includes share repurchases under our publicly announced programs and 18 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)

Includes share repurchases under our publicly announced programs and 2,165 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4)

Includes share repurchases under our publicly announced programs and 129,081 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: May 1, 2007	/S/ Richard S. Foggio
Richard S. Foggio
Group Vice President, and Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

10.1	Form of Performance Contingent Restricted Stock Unit Award Agreement for Senior Officers under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10 to Avon’s Current Report on Form 8-K filed on March 13, 2007)

10.2	Employment Agreement, dated as of March 23, 2007, between Avon and Brian Connolly

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002