Form 10-Q
period 2007-06-30
AVON PRODUCTS INC
filed 2007-07-31
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock (par value $.25) outstanding at June 30, 2007 was 432,647,048.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30
In millions, except per share data	2007	2006
Net sales	$2,306.4	$2,058.9
Other revenue	22.4	20.6

Total revenue	2,328.8	2,079.5
Costs, expenses and other:
Cost of sales	925.0	776.5
Selling, general and administrative expenses	1,216.9	1,077.7

Operating profit	186.9	225.3

Interest expense	(28.1)	(23.9)
Interest income	10.3	16.7
Other expense, net	(1.2)	(.8)

Total other expenses	(19.0)	(8.0)

Income before taxes and minority interest	167.9	217.3
Income taxes	(54.2)	(66.6)

Income before minority interest	113.7	150.7
Minority interest	(1.0)	.2

Net income	$112.7	$150.9

Earnings per share:
Basic	$.26	$.34
Diluted	$.26	$.33

Weighted-average shares outstanding:
Basic	434.85	449.36
Diluted	438.45	451.87

Cash dividends per common share	$.185	$.175

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30
In millions, except per share data	2007	2006
Net sales	$4,469.7	$4,041.3
Other revenue	44.4	41.4

Total revenue	4,514.1	4,082.7
Costs, expenses and other:
Cost of sales	1,761.7	1,556.2
Selling, general and administrative expenses	2,327.7	2,215.0

Operating profit	424.7	311.5

Interest expense	(54.6)	(50.4)
Interest income	22.6	29.9
Other expense, net	(1.8)	(2.4)

Total other expenses	(33.8)	(22.9)

Income before taxes and minority interest	390.9	288.6
Income taxes	(126.6)	(81.1)

Income before minority interest	264.3	207.5
Minority interest	(1.6)	(.4)

Net income	$262.7	$207.1

Earnings per share:
Basic	$.60	$.46
Diluted	$.60	$.46

Weighted-average shares outstanding:
Basic	437.71	450.05
Diluted	441.09	452.24

Cash dividends per common share	$.37	$.35

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	June 30 2007	December 31 2006
Assets
Current Assets
Cash and cash equivalents	$903.4	$1,198.9
Accounts receivable, net	675.2	700.4
Inventories	1,030.7	900.3
Prepaid expenses and other	566.8	534.8

Total current assets	3,176.1	3,334.4

Property, plant and equipment, at cost	2,197.6	2,112.3
Less accumulated depreciation	(1,076.2)	(1,012.1)

	1,121.4	1,100.2
Other assets	850.0	803.6

Total assets	$5,147.5	$5,238.2

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$907.5	$615.6
Accounts payable	612.9	655.8
Accrued compensation	208.5	266.9
Other accrued liabilities	582.7	601.6
Sales taxes and taxes other than income	183.6	176.1
Income taxes	68.9	209.2

Total current liabilities	2,564.1	2,525.2

Long-term debt	1,160.3	1,170.7
Employee benefit plans	423.9	504.9
Long-term income taxes	177.9	55.0
Other liabilities	196.8	192.0

Total liabilities	$4,523.0	$4,447.8

Contingencies (Note 5)

Shareholders’ Equity
Common stock	184.3	183.5
Additional paid-in capital	1,653.5	1,549.8
Retained earnings	3,478.1	3,396.8
Accumulated other comprehensive loss	(578.1)	(656.3)
Treasury stock, at cost	(4,113.3)	(3,683.4)

Total shareholders’ equity	$624.5	$790.4

Total liabilities and shareholders’ equity	$5,147.5	$5,238.2

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
In millions	2007	2006
Cash Flows from Operating Activities
Net income	$262.7	$207.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.7	80.1
Provision for doubtful accounts	75.0	68.8
Provision for obsolescence	120.4	67.3
Share-based compensation	34.1	33.3
Deferred income taxes	9.2	(30.1)
Asset write-off restructuring charges	.2	8.2
Other	15.8	2.6
Changes in assets and liabilities:
Accounts receivable	(28.9)	1.7
Inventories	(220.7)	(161.0)
Prepaid expenses and other	(40.3)	(22.5)
Accounts payable and accrued liabilities	(152.1)	106.6
Income and other taxes	(106.9)	(32.3)
Noncurrent assets and liabilities	(57.1)	(40.4)

Net cash (used) provided by operating activities	(.9)	289.4

Cash Flows from Investing Activities
Capital expenditures	(83.7)	(63.0)
Disposal of assets	7.2	6.8
Acquisitions	(16.5)	—
Purchases of investments	(24.7)	(21.3)
Proceeds from sale of investments	23.2	10.6

Net cash used by investing activities	(94.5)	(66.9)

Cash Flows from Financing Activities*
Cash dividends	(165.1)	(160.2)
Book overdrafts	.9	(.5)
Debt, net (maturities of three months or less)	297.2	(374.7)
Proceeds from debt	1.0	504.2
Repayment of debt	(6.4)	(14.7)
Proceeds from exercise of stock options	47.3	14.6
Excess tax benefit realized from share-based compensation	10.6	1.9
Repurchase of common stock	(410.1)	(129.6)

Net cash used by financing activities	(224.6)	(159.0)

Effect of exchange rate changes on cash and equivalents	24.5	(7.7)

Net (decrease) increase in cash and equivalents	(295.5)	55.8
Cash and equivalents at beginning of year	1,198.9	1,058.7

Cash and equivalents at end of period	$903.4	$1,114.5

*	Non-cash financing activities in 2007 and 2006 included the change in fair market value of interest rate swap agreements of ($11.7) and ($19.6), respectively.

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

We have reclassified some prior year amounts in the consolidated financial statements and accompanying notes for comparative purposes. We reclassified taxes payable of $24.9 from sales taxes and taxes other than income to long-term income taxes on the December 31, 2006 Consolidated Balance Sheet.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

New Accounting Standards to be Implemented

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008 for Avon. We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for Avon. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

2. EARNINGS PER SHARE AND SHARE REPURCHASES

	Three Months Ended June 30		Six Months Ended June 30
Components of Basic and Diluted Earnings per Share (shares in millions)	2007	2006	2007	2006
Numerator:
Net income	$112.7	$150.9	$262.7	$207.1
Denominator:
Basic EPS weighted-average shares outstanding	434.85	449.36	437.71	450.05
Diluted effect of assumed conversion of stock-based awards	3.60	2.51	3.38	2.19

Diluted EPS adjusted weighted-average shares outstanding	438.45	451.87	441.09	452.24

Earnings per Share:
Basic EPS	$.26	$.34	$.60	$.46
Diluted EPS	$.26	$.33	$.60	$.46

At June 30, 2007 and 2006, we did not include stock options to purchase 8.3 million shares and 14.7 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 10.8 million shares of Avon common stock for $410.1 during the first six months of 2007, as compared to approximately 4.5 million shares of Avon common stock for $137.9 during the first six months of 2006 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. During the second quarter of 2007, we purchased approximately 7.3 million shares of our 2007 share repurchases through a purchase agreement entered into in May 2007. At June 30, 2006, purchases of approximately 274,000 shares for $8.3 were not settled until July 2006.

3. INVENTORIES

Components of Inventories	June 30 2007	December 31 2006
Raw materials	$327.5	$260.6
Finished goods	703.2	639.7

Total	$1,030.7	$900.3

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$5.6	$6.1	$5.0	$4.7	$.8	$1.0
Interest cost	11.5	11.6	10.3	7.3	2.1	2.8
Assumed return on plan assets	(13.2)	(13.5)	(10.8)	(6.4)	(.5)	—
Amortization of prior service cost	(.5)	(.6)	(.5)	.1	(1.5)	(1.7)
Amortization of actuarial losses	9.9	8.3	3.5	2.7	.2	.7
Amortization of transition obligation	—	—	.1	—	—	—
Curtailments/ settlements	1.9	3.6	—	2.5	—	(2.1)
Special termination benefits	—	.2	—	.1	—	3.3

Net periodic benefit costs	$15.2	$15.7	$7.6	$11.0	$1.1	$4.0

	Six Months Ended June 30
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$12.7	$14.9	$10.2	$9.8	$1.7	$1.7
Interest cost	23.7	24.5	21.2	15.3	5.0	5.0
Assumed return on plan assets	(26.8)	(27.2)	(22.1)	(13.4)	(1.1)	—
Amortization of prior service cost	(1.0)	(1.2)	(1.0)	.3	(3.1)	(3.3)
Amortization of actuarial losses	18.0	18.7	7.0	5.7	.7	1.2
Amortization of transition obligation	—	—	.1	—	—	—
Curtailments/ settlements	1.9	4.7	—	1.7	—	(2.1)
Special termination benefits	—	3.0	—	2.8	—	3.3

Net periodic benefit costs	$28.5	$37.4	$15.4	$22.2	$3.2	$5.8

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute approximately $23 and $70 to our U.S. and non-U.S. pension plans, respectively, in 2007. As of June 30, 2007, we made approximately $7 and $52 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $14 and $19 to fund our U.S. and non-U.S. pension plans, during the remainder of 2007. During 2007, we made a decision to fund our U.S. postretirement benefit plan and, as a result, we made a contribution of $50.0 to this plan. Our funding requirements may be impacted by regulations or interpretations thereof relating to the transitioning of our pension plan from a traditional defined benefit plan to a cash balance plan.

5. CONTINGENCIES

We are a defendant in an action commenced in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of our former headquarters in New York City. Solow alleges that we misappropriated the name of our former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space per year over the term of the lease. A trial of this action took place in May 2005 and, in January 2006, the judge issued a decision in our favor. Solow appealed that decision to the Appellate Division of the Supreme Court of the State of New York and, in June 2007, the Appellate Division affirmed the trial court’s decision. In July 2007, Solow filed a notice of motion for reargument or, alternatively, for leave to appeal to the Court of Appeals. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

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

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $106 at the exchange rate on June 30, 2007, plus penalties and accruing interest totaling approximately $195 at the exchange rate on June 30, 2007. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $233 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $68) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $138 at the exchange rate on June 30, 2007, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $303 at the exchange rate on June 30, 2007, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2007, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

6. COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30
Components of Comprehensive Income	2007	2006	2007	2006
Net income	$112.7	$150.9	$262.7	$207.1
Foreign currency translation adjustments	54.6	(7.7)	69.2	(10.6)
Change in unrealized gains from available-for-sale securities	—	(.1)	—	(.2)
Change in derivative losses on cash flow hedges	(1.8)	(.7)	(2.3)	(1.7)
Adjustment for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	7.2	—	13.4	—

Comprehensive income	$172.7	$142.4	$343.0	$194.6

We received final January 1, 2007 valuations for our U.S. pension and postretirement plans during the second quarter of 2007 and, as a result, recorded an after-tax actuarial loss of $8.0 for our pension plan and an after-tax actuarial gain of $5.9 for our postretirement plan to accumulated other comprehensive loss.

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30
	2007		2006
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
North America	$619.8	$41.5	$620.1	$60.8
Latin America	798.1	113.7	653.1	96.6
Western Europe, Middle East & Africa	310.0	15.2	273.5	25.8
Central & Eastern Europe	332.9	45.9	288.6	71.1
Asia Pacific	203.0	16.2	196.3	12.1
China	65.0	(2.0)	47.9	(4.3)

Total from operations	2,328.8	230.5	2,079.5	262.1
Global and other	—	(43.6)	—	(36.8)

Total	$2,328.8	$186.9	$2,079.5	$225.3

	Six Months Ended June 30
	2007		2006
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
North America	$1,250.4	$118.7	$1,233.9	$98.8
Latin America	1,454.4	202.4	1,265.7	165.6
Western Europe, Middle East & Africa	581.6	28.9	506.5	(8.3)
Central & Eastern Europe	691.8	123.3	594.6	132.8
Asia Pacific	402.8	37.1	386.7	10.0
China	133.1	.9	95.3	(4.9)

Total from operations	4,514.1	511.3	4,082.7	394.0
Global and other	—	(86.6)	—	(82.5)

Total	$4,514.1	$424.7	$4,082.7	$311.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Beauty(1)	$1,647.8	$1,448.8	$3,175.8	$2,834.1
Beauty Plus(2)	450.0	416.0	877.5	814.5
Beyond Beauty(3)	208.6	194.1	416.4	392.7

Net sales	2,306.4	2,058.9	4,469.7	4,041.3
Other revenue(4)	22.4	20.6	44.4	41.4

Total revenue	$2,328.8	$2,079.5	$4,514.1	$4,082.7

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.
(2)	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
(3)	Beyond Beauty includes home products and gift and decorative products.
(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended June 30		Six Months Ended June 30
Components of Other Expense, net	2007	2006	2007	2006
Foreign exchange (gains) losses, net	$(.2)	$.1	$(1.3)	$(.4)
Amortization of debt issue costs and other financing	2.7	2.1	5.0	4.4
Other	(1.3)	(1.4)	(1.9)	(1.6)

Other expense, net	$1.2	$.8	$1.8	$2.4

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

We expect to incur restructuring charges and other costs to implement these initiatives in the range of $500 before taxes. To date, we have incurred total costs to implement, net of adjustments, of $315.5 ($30.2 in the first six months of 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives. We expect to incur significant additional charges over the next few years.

Restructuring Charges – First and Second Quarters 2007

During the first quarter of 2007, we did not approve any exit or disposal activities that are part of our multi-year restructuring plan. In the second quarter of 2007, exit and disposal activities that are a part of our multi-year restructuring plan were approved. Specific actions for this phase of our multi-year restructuring plan included:

•	the reorganization of certain functions;

•	automation of certain distribution processes; and

•	outsourcing of finance and customer service processes.

The actions described above are expected to be completed by the end of 2008.

In connection with initiatives that have been approved to date, we recorded total costs to implement for the three and six months ended June 30, 2007 of $20.5 and $30.2, respectively, and the costs consisted of the following:

•	charges of $11.4 and $12.3, respectively, primarily for employee-related costs, including severance, pension and other termination benefits;

•

favorable adjustments of $2.2 and $3.0, respectively, primarily relating to certain employees pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination);

•

implementation costs of $10.1 and $16.7, respectively, for professional service fees, primarily associated with our initiatives to outsource certain human resource, finance and customer service processes; and

•

accelerated depreciation of $1.2 and $4.2, respectively, associated with our initiatives to realign certain distribution operations, realign our organization through delayering, and close certain manufacturing operations.

Of the total costs to implement, $20.5 and $29.5 was recorded in selling, general and administrative expenses for the three and six months ended June 30, 2007, respectively, and $.7 was recorded in cost of sales for the six months ended June 30, 2007.

Restructuring Charges – First and Second Quarters 2006

In first and second quarters of 2006, exit and disposal activities that are a part of our multi-year restructuring plan were approved. Specific actions for this phase of our multi-year restructuring plan included:

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

In connection with initiatives that had been approved to date, we recorded total costs to implement for the three and six months ended June 30, 2006 of $49.4 and $169.5, respectively, and the costs consisted of the following:

•	charges of $47.9 and $156.3, respectively, primarily for employee-related costs, including severance, pension and other termination benefits;

•

favorable adjustments of $7.4 and $7.9, respectively, primarily relating to certain employees pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination); and

•	other costs to implement of $8.9 and $21.1, respectively, related to the implementation of these initiatives.

Of the total costs to implement, $49.2 and $169.8 was recorded in selling, general and administrative expenses for the three and six months ended June 30, 2006, respectively, and $.2 and a favorable adjustment of $.3 was recorded in cost of sales for the three and six months ended June 30, 2006, respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2006	$84.9	$—	$—	$—	$1.1	$86.0
2007 Charges	12.0	.2	—	—	.1	12.3
Adjustments	(3.0)	—	—	—	—	(3.0)
Cash payments	(30.4)	—	—	—	(1.0)	(31.4)
Non-cash write-offs	(1.9)	(.2)	—	—	(.1)	(2.2)
Foreign exchange	.6	—	—	—	—	.6

Balance June 30, 2007	$62.2	$—	$—	$—	$.1	$62.3

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred for the initiatives approved to date:

	Employee- Related Costs	Asset Write- offs	Inventory Write- offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$227.1	$10.8	$7.4	$11.6	$6.2	$263.1
Charges to be incurred on approved initiatives	7.1	—	—	—	.1	7.2

Total expected charges	$234.2	$10.8	$7.4	$11.6	$6.3	$270.3

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Corporate	Total
2005	$6.9	$3.5	$11.7	$1.0	$18.2	$4.2	$6.1	$51.6
2006	61.8	34.6	45.1	6.9	22.2	2.1	29.5	202.2
First Quarter 2007	(.3)	.1	.2	.1	—	(.1)	.1	.1
Second Quarter 2007	3.2	.3	4.4	(.2)	.4	.3	.8	9.2

Charges recorded to date	$71.6	$38.5	$61.4	$7.8	$40.8	$6.5	$36.5	$263.1
Charges to be incurred on approved initiatives	5.2	.4	1.0	—	—	.2	.4	7.2

Total expected charges	$76.8	$38.9	$62.4	$7.8	$40.8	$6.7	$36.9	$270.3

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

10. GOODWILL AND INTANGIBLE ASSETS

On April 2, 2007, we acquired our licensee in Egypt for approximately $17 in cash. The acquired business is being operated by a new wholly-owned subsidiary and is included in our Western Europe, Middle East & Africa operating segment. We have performed a preliminary purchase price allocation which has been recorded as of the acquisition date. We are in the process of gathering sufficient data to support certain assumptions for the final valuation; therefore, the allocation of the purchase price is subject to adjustment.

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2006	$95.1	$24.2	$8.8	$10.2	$65.4	$203.7
Goodwill acquired during the year	—	6.4	—	—	—	6.4
Adjustments	—	—	—	—	.2	.2
Foreign exchange	(.2)	1.2	—	(.3)	1.8	2.5

Balance at June 30, 2007	$94.9	$31.8	$8.8	$9.9	$67.4	$212.8

Intangible assets

	June 30, 2007		December 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$37.7	$(14.8)	$36.3	$(12.0)
Licensing agreements	38.1	(15.5)	36.0	(11.1)
Noncompete agreements	8.3	(4.6)	8.1	(3.8)

Total	$84.1	$(34.9)	$80.4	$(26.9)

Estimated Amortization Expense:
2007	$16.8
2008	16.6
2009	14.3
2010	2.2
2011	1.6

Aggregate amortization expense during the three and six months ended June 30, 2007 was $4.3 and $8.4, respectively, compared to $4.4 and $11.8, respectively, for the same periods of 2006.

11. DEBT

In April 2007, we entered into a one-year Euro 50 million ($67.2 at the exchange rate on June 30, 2007) uncommitted credit facility (“Euro credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the Euro credit facility bear interest at the Euro LIBOR rate plus an applicable margin. The Euro credit facility is available for general corporate purposes. The Euro credit facility is designated as a hedge of our investments in our Euro-denominated functional currency subsidiaries. At June 30, 2007, there were no amounts outstanding under the Euro credit facility.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 65 countries and territories, including the United States, and distribute products in approximately 50 more. Our reportable segments are based on geographic operations in six regions: North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. We centrally manage global Brand Marketing and Supply Chain organizations. Product categories include: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.3 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we have higher growth targets.

Revenue grew in every segment other than North America during the three and six months ended June 30, 2007. Revenue in North America was flat in the second quarter and increased slightly in the six months ended June 30, 2007. We continued to experience strong growth in emerging and developing markets, including Brazil, China, Colombia, Russia, Turkey and Venezuela. Revenue in China increased significantly in both the three and six months ended June 30, 2007, due to the continued roll-out of direct selling. Revenue in Mexico increased during the second quarter of 2007 for the first time in several quarters. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

As part of our turnaround plan, in the three and six months ended June 30, 2007 we invested ahead of savings and incurred incremental costs, including investments in advertising and the Representative Value Proposition (“RVP”), as well as continued costs of restructuring and our product line simplification program (“PLS”). Our operating margin during 2007 has been and is expected to continue to be impacted by these costs associated with our turnaround plan. While full year operating margin should expand in 2007 from 2006’s level of 8.7%, it is expected to be close to 2005’s level of 14.1% in 2008. As the savings and benefits from restructuring, PLS and our strategic sourcing initiative (“SSI”) begin to exceed the incremental levels of investments in advertising and RVP, operating margin is then expected to further expand beginning in 2009.

As we move through our turnaround plan, continuing to drive revenue growth remains one of our key priorities.

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

Our turnaround plan gained traction and continued to deliver results. For the three and six months ended June 30, 2007, revenues increased 12% and 11%, respectively, Active Representatives increased 9% and 7%, respectively, and sales from products in the Beauty category increased 14% and 12%, respectively, benefiting from higher investments in advertising and RVP. These investments were partially funded by savings from restructuring initiatives and other cost savings initiatives. Our turnaround plan is a multi-year effort and we may see some quarterly variability as we move through the turnaround.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

In our ongoing effort to improve brand competitiveness, for the three and six months ended June 30, 2007, we increased our investment in advertising by 74% and 77%, respectively, from $53.5 and $93.2 for the three and six months ended June 30, 2006, respectively, to $93.3 and $164.6 for the three and six months ended June 30, 2007, respectively. The incremental spending on advertising for the first half of 2007 was allocated across all geographies, with more than 50% of the increase in China, Brazil, Russia and the U.S. The advertising investments supported new product launches, such as Avon Color cosmetics, including Ultra Color Rich Lipstick, and Anew Retroactive, as well as continued support for “Hello Tomorrow,” Avon’s first global, integrated marketing campaign, supporting both the brand and direct selling channel. Advertising investments also included advertising to recruit Representatives. The roll-out of our new Avon Color brand continued in the second quarter. We targeted a 35% increase in our spending on advertising in 2007, and now we expect a 50% increase in our spending on advertising in 2007 from approximately $250 in 2006.

As part of the Representative Value Proposition, we also continued to invest in our direct selling channel to improve the reward and effort equation for our Representatives. We measure our investment in RVP as the incremental cost to provide these value-enhancing initiatives. In the first six months of 2007, we invested approximately $45 incrementally to enhance RVP through continued implementation of our Sales Leadership program, increased incentives spending and web-enablement. During 2007, we expect to make over $100.0 of investments in RVP incremental to 2006. Investing in RVP will continue to be a key strategy.

We continue to analyze our product line under our product line simplification program, which includes an analysis of our product line to develop a smaller range of better performing, more profitable products. This program is designed to improve the shopping experience, our brand image and Representative experiences by reducing the number of SKUs overall, which is expected to yield significant benefits. We incurred costs of $60.9 and $78.2 related to our PLS program for the three and six months ended June 30, 2007, primarily incremental inventory obsolescence expense of $55.9 and $67.4. We have incurred total PLS costs of $159.6 ($78.2 in 2007 and $81.4 in 2006). Depending on the results of additional PLS analyses that will be performed to identify the optimal product assortment over the next three years and timing of any resulting decisions, we may incur future costs related to PLS, principally in the form of inventory obsolescence expense. We expect that the costs incurred from the beginning of 2007 through to full implementation will now exceed the $100 previously disclosed in our 2006 Annual Report on Form 10-K due to deeper inventory reductions than originally anticipated. We expect to realize benefits from PLS beginning in the second half of 2008 and building in 2009. We expect to realize full annualized benefits in excess of $200 by the end of 2009. Annualized benefits or annualized savings have been defined as amounts expected to be realized on a full-year basis every year following completion of the initiatives.

In March 2007, we launched the first phase of our strategic sourcing initiative. This initiative is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we will shift our purchasing strategy toward a global supplier orientation from one that is more local and component oriented. Beyond lower costs, goals include improving asset management, service for Representatives and vendor relationships. We expect to realize initial benefits from SSI beginning in the third quarter of 2007, with annualized benefits from this initiative in excess of $200 by the end of 2009. We also continued the implementation of a Sales & Operations Planning initiative that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

We are institutionalizing a zero-overhead-growth philosophy (“ZOG”) that aims to offset inflation through productivity improvements. These improvements in productivity will come primarily from previously announced initiatives such as our restructuring program, PLS and SSI. We have defined overhead as fixed expenses such as costs associated with our sales and marketing infrastructure, and management and administrative activities. Overhead excludes variable expenses such as shipping and handling costs and bonuses to our employees in the sales organization. Excluding the impact of foreign exchange, overhead expenses decreased during the first six months of 2007 as compared to the first six months of 2006.

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005, we announced a multi-year restructuring plan. We expect to incur total restructuring charges and other costs to implement our restructuring initiatives in the range of $500 before taxes. We have incurred total costs to implement, net of adjustments, of $315.5 ($30.2 in the first six months of 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the plan, primarily for employee-related costs, including severance, pension and other termination benefits and professional service fees related to these initiatives. We expect to incur significant additional charges over the next few years. We expect our restructuring initiatives to deliver in excess of $300.0 of annualized savings when fully realized. The actions implemented to date resulted in savings of approximately $58 and $115 in the three and six months ending June 30, 2007, respectively, most of which were associated with the delayering program that we completed in 2006. We expect that the actions announced to date will result in savings in the range of $230 in 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008, for Avon. We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008, for Avon. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

See Note 1, Accounting Policies, for additional information.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO 2006

Consolidated

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	2007	2006	Favorable (Unfavorable) %/Point Change	2007	2006	Favorable (Unfavorable) %/Point Change
Total revenue	$2,328.8	$2,079.5	12%	$4,514.1	$4,082.7	11%
Cost of sales	925.0	776.5	(19)%	1,761.7	1,556.2	(13)%
Selling, general and administrative expenses	1,216.9	1,077.7	(13)%	2,327.7	2,215.0	(5)%
Advertising expenses*	93.3	53.5	(74)%	164.6	93.2	(77)%
Operating profit	186.9	225.3	(17)%	424.7	311.5	36%
Interest expense	28.1	23.9	(18)%	54.6	50.4	(8)%
Interest income	10.3	16.7	(38)%	22.6	29.9	(24)%
Other expense, net	1.2	.8	(50)%	1.8	2.4	25%
Net income	112.7	150.9	(25)%	262.7	207.1	27%
Diluted earnings per share	.26	.33	(21)%	.60	.46	30%

Gross margin	60.3%	62.6%	(2.3)	61.0%	61.9%	(.9)
Selling, general and administrative expenses as a % of total revenue	52.3%	51.8%	(.5)	51.6%	54.3%	2.7
Operating margin	8.0%	10.8%	(2.8)	9.4%	7.6%	1.8
Effective tax rate	32.3%	30.7%	(1.6)	32.4%	28.1%	(4.3)

Units sold			7%			5%
Active Representatives			9%			7%

*	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Revenue

Total revenue for the second quarter of 2007 increased 12%, with growth in all segments other than North America. Revenue in North America was flat with the second quarter of 2006. Revenue growth was driven by an increase of 9% in Active Representatives. Foreign exchange contributed 5 percentage points to the revenue growth.

On a category basis, the increase in revenue for the second quarter of 2007 was primarily driven by an increase of 14% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 21%, personal care grew 19%, color grew 16%, and skin care grew 4%. Beauty Plus sales increased 8% and Beyond Beauty sales increased 7%.

Total revenue for the six months ended June 30, 2007, increased 11%, with growth in all segments. Revenue growth was driven by an increase of 7% in Active Representatives. Foreign exchange contributed 4 percentage points to the revenue growth.

On a category basis, the increase in revenue for the six months ended June 30, 2007, was primarily driven by an increase of 12% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, skin care grew 5%, fragrance grew 17%, personal care grew 18%, and color grew 12%. Beauty Plus sales increased 8% and Beyond Beauty sales increased 6%.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

Gross Margin

Gross margin for the second quarter of 2007, decreased 2.3 points, primarily due to an increase in inventory obsolescence provisions of approximately $63 in 2007, which includes incremental inventory obsolescence charges of $55.9 related to our decision to discontinue the sale of certain products as part of our PLS program, and an unfavorable mix of products sold, partially offset by supply chain efficiencies.

Gross margin for the six months ended June 30, 2007, decreased .9 point, primarily due to an increase in inventory obsolescence provisions of approximately $53 in 2007 and an unfavorable mix of products sold, partially offset by supply chain efficiencies. The six months ended June 30, 2007, included incremental inventory obsolescence charges of $67.4 related to our decision to discontinue the sale of certain products as part of our PLS program, while the six months ended June 30, 2006, included incremental inventory obsolescence charges of $20.5 related to our decision to discontinue the sale of certain heavily discounted products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2007 increased $139.2, primarily due to higher spending on advertising and RVP and higher variable expenses such as freight and commission from increased sales volume. Partially offsetting the higher expenses was $28.7 of lower costs incurred to implement our restructuring initiatives and savings associated with restructuring initiatives, primarily due to position eliminations.

Selling, general and administrative expenses for the six months ended June 30, 2007 increased $112.7, primarily due to higher spending on advertising and RVP and higher variable expenses such as freight and commission from increased sales volume. Partially offsetting the higher expenses was $140.3 of lower costs incurred to implement our restructuring initiatives and savings associated with restructuring initiatives, primarily due to position eliminations.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Other Expense

Interest expense increased for both the three and six months ended June 30, 2007, primarily due to higher interest rates, as well as higher debt levels associated with our share repurchase program. At June 30, 2007, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased for both the three and six months ended June 30, 2007, primarily due to lower cash and cash equivalent balances during 2007 as compared to the same period in 2006.

Effective Tax Rate

The effective tax rate for the three and six months ended June 30, 2007, was 32.3% and 32.4%, respectively, compared to rates of 30.7% and 28.1%, respectively, for the same periods of 2006. The effective tax rates for three and six months ended June 30, 2007 were higher than the rates for the same periods of 2006 primarily due to a 2006 tax refund and changes in the earnings mix and tax rates of international subsidiaries in 2007, partially offset by the 2006 tax impact from the repatriation of international earnings. Additionally, the effective tax rate in the six months ended June 30, 2007 was higher than the rate for the six months ended June 30, 2006 due to audit settlements in 2006.

Segment Review

North America

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency
Revenue	$619.8	$620.1	—%	—%	$1,250.4	$1,233.9	1%	1%
Operating profit	41.5	60.8	(32)%	(32)%	118.7	98.8	20%	20%
Operating margin	6.7%	9.8%	(3.1)	(3.2)	9.5%	8.0%	1.5	1.5

Units sold				—%				3%
Active Representatives				4%				2%

The dominant contributor to North America’s results is the U.S. business.

Total revenue was flat for the second quarter of 2007 as growth in Active Representatives of 4%, the largest increase in many years, was offset by a decline in average order reflecting an unfavorable mix of products sold due in part to strong product innovation in the skin care category in 2006. During 2007, key skin care innovations are planned for the second half of the year. Revenue increased for the six months ended June 30, 2007, reflecting growth in Active Representatives. Active Representatives grew in both periods of 2007, as continued investments in RVP and investments in recruiting advertising more than offset the negative impact from higher fuel prices. The U.S. business is in the midst of a long-term turnaround plan and we expect some variability in our quarterly performance. Quarterly performance has been and may continue to be impacted by various factors, including the impact of fuel prices on Active Representatives’ ordering activity and timing of product launches. We expect that revenue growth in North America for the third quarter of 2007 should be more consistent with Active Representative growth benefiting from field momentum, stronger product launches and continued investments in advertising.

The decrease in operating margin for the second quarter of 2007 was primarily due to higher inventory obsolescence expense, higher spending on advertising and RVP and costs related to the implementation of an enterprise resource planning system. These higher costs were partially offset by lower costs to implement restructuring initiatives, which positively impacted operating margin by .8 point, savings associated with restructuring initiatives, primarily due to position eliminations, and supply chain efficiencies.

The increase in operating margin for the six months ended June 30, 2007, was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 2.4 points, savings associated with restructuring initiatives, primarily due to position eliminations, and supply chain efficiencies. These benefits to operating margin were partially offset by higher inventory obsolescence expense, higher spending on advertising and RVP and costs related to the implementation of an enterprise resource planning system.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Latin America

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency
Revenue	$798.1	$653.1	22%	15%	$1,454.4	$1,265.7	15%	11%
Operating profit	113.7	96.6	18%	8%	202.4	165.6	22%	16%
Operating margin	14.2%	14.8%	(.6)	(1.0)	13.9%	13.1%	.8	.6

Units sold				12%				7%
Active Representatives				9%				5%

Total revenue increased for both periods of 2007, driven by a larger average order and growth in Active Representatives, reflecting significant investments in advertising and RVP, as well as favorable foreign exchange. Revenue for the second quarter of 2007, benefited from growth in all markets, particularly from growth of over 30% in each of Brazil, Colombia and Venezuela. Revenue for the six months ended June 30, 2007 benefited from growth in most markets, particularly from growth of over 20% in each of Brazil, Venezuela and Colombia.

Revenue growth in Brazil for both periods of 2007 was driven by increases in both Active Representatives and average order, primarily due to significant investments in advertising and RVP, including the launch of “Hello Tomorrow,” as well as favorable foreign exchange. Revenue in Mexico increased 3% in the second quarter of 2007, after several quarters of declines. The revenue increase in Mexico was primarily due to an increase in Active Representatives, reflecting strengthened training and incentives and retraining of our zone managers in field fundamentals. Revenue in Mexico declined for the six months ended June 30, 2007. While we have seen improvement in our business in Mexico during the second quarter of 2007, this business is in the midst of a long-term turnaround plan and we expect some variability in our quarterly performance.

The decrease in operating margin for the second quarter of 2007 was primarily due to higher spending on advertising and RVP, an unfavorable mix of products sold and higher inventory obsolescence expense. These higher costs were partially offset by lower costs to implement restructuring initiatives, which positively impacted operating margin by 2.9 points, and savings associated with restructuring initiatives, primarily due to position eliminations, and the impact of higher revenue.

The increase in operating margin for the six months ended June 30, 2007 was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 2.6 points. Additionally, the impact of higher revenue and savings associated with restructuring initiatives, primarily due to position eliminations, were partially offset by increased spending on advertising and RVP and higher inventory obsolescence expense.

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

At June 30, 2007, Avon Venezuela had cash balances of approximately $113, primarily denominated in bolivars. During 2006, Avon Venezuela remitted dividends at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2006, Avon Venezuela’s revenue and operating profit represented approximately 3% and 7% of consolidated revenue and consolidated operating profit, respectively.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Western Europe, Middle East & Africa

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency
Revenue	$310.0	$273.5	13%	5%	$581.6	$506.5	15%	7%
Operating profit	15.2	25.8	(41)%	(57)%	28.9	(8.3)	*	*
Operating margin	4.9%	9.5%	(4.6)	(5.5)	5.0%	(1.6)	6.6	6.2

Units sold				1%				6%
Active Representatives				8%				8%

*	Calculation not meaningful

Total revenue increased for both periods of 2007, reflecting growth in Active Representatives, as well as favorable foreign exchange. The revenue increase for both periods of 2007 was primarily driven by growth in Turkey and the United Kingdom. Revenue growth in Turkey of over 30% in both periods of 2007 was primarily due to significant growth in Active Representatives. Revenue growth in the United Kingdom of nearly 10% and mid-teens in the three and six months ended June 30, 2007, respectively, benefited from favorable foreign exchange and growth in Active Representatives, mainly due to the strength of the Sales Leadership program. Revenue in Turkey and the United Kingdom benefited in both periods from significant investments in advertising and RVP.

The decrease in operating margin for the second quarter of 2007 was primarily due to higher inventory obsolescence expense, higher spending on advertising and RVP and higher costs to implement restructuring initiatives, which negatively impacted operating margin by 1.2 points. These higher costs were partially offset by lower product costs due to favorable foreign exchange movements and savings associated with restructuring initiatives, primarily due to position eliminations.

The increase in operating margin for the six months ended June 30, 2007, was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 5.3 points. Other contributing items include lower product costs due to favorable foreign exchange movements and savings associated with restructuring initiatives, primarily due to position eliminations, partially offset by higher spending on advertising and higher inventory obsolescence expense.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Central & Eastern Europe

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency
Revenue	$332.9	$288.6	15%	6%	$691.8	$594.6	16%	8%
Operating profit	45.9	71.1	(35)%	(45)%	123.3	132.8	(7)%	(17)%
Operating margin	13.8%	24.6%	(10.8)	(11.9)	17.8%	22.3%	(4.5)	(5.2)

Units sold				6%				3%
Active Representatives				8%				8%

Total revenue increased for both periods of 2007, reflecting growth in Active Representatives, as well as favorable foreign exchange. The region’s revenue growth in both periods of 2007 was primarily driven by Russia. Revenue in Russia increased in the mid-teens for the three months ended June 30, 2007 and increased over 20% for the six months ended June 30, 2007, due to strong Active Representative growth and increased advertising, as well as favorable foreign exchange. Revenue in Russia in both periods benefited from continued merchandising improvements and the launch of “Hello Tomorrow.” At the end of June 2007, we began providing additional selling opportunities to our Representatives through more frequent brochure distribution which encourages more frequent customer contact. We expect the additional selling opportunities to result in additional revenue and Active Representative growth in Central & Eastern Europe for the second half of 2007 and first half of 2008.

The decrease in operating margin for both periods of 2007 was primarily driven by higher inventory obsolescence expense, higher spending on advertising and RVP, partially offset by lower product costs due to favorable foreign exchange movements. Operating margin for the six months ended June 30, 2007, was also impacted by lower costs to implement restructuring initiatives, which positively impacted operating margin by .9 point.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency
Revenue	$203.0	$196.3	3%	(1)%	$402.8	$386.7	4%	1%
Operating profit	16.2	12.1	34%	23%	37.1	10.0	271%	255%
Operating margin	8.0%	6.2%	1.8	1.5	9.2%	2.6%	6.6	6.4

Units sold				1%				2%
Active Representatives				3%				1%

Total revenue increased for both periods of 2007, reflecting growth in Active Representatives, as well as favorable foreign exchange. The region’s revenue increase for both periods of 2007 was primarily driven by growth in the Philippines, partially offset by a decline in Taiwan. Revenue in the Philippines for both periods of 2007 increased in the range of 25%, driven by substantial growth in Active Representatives, supported by RVP initiatives, including the roll-out of the Sales Leadership program nationwide, and investments in recruiting advertising, as well as favorable exchange. Revenue in Taiwan declined for both periods of 2007 mainly due to declines in the overall beauty market in this country, reflecting decreased consumer confidence. Japan’s revenue for both periods of 2007 was relatively flat with last year, as growth in sales from direct selling substantially offset lower sales from direct mailing programs.

The increase in operating margin for both periods of 2007 was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 4.6 points and 5.7 points for three and six months ended June 30, 2007, respectively. Additionally, the operating margin improvement in both periods of 2007 was due to lower inventory obsolescence expense and lower overhead expenses, primarily due to savings associated with restructuring initiatives, primarily due to position eliminations, partially offset by higher spending on RVP and advertising.

China

	Three Months Ended June 30				Six Months Ended June 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$		Local Currency
Revenue	$65.0	$47.9	36%	30%	$133.1	$95.3	40%		34%
Operating profit	(2.0)	(4.3)	53%	54%	.9	(4.9)		*		*
Operating margin	(3.1)%	(9.0)%	5.9	5.8	.7%	(5.1)%	5.8		5.6

Units sold				19%					17%
Active Representatives				*						*

*	Calculation not meaningful

Total revenue in China increased significantly in both periods of 2007, reflecting further expansion of the direct-selling business, which contributed over one half of the region’s revenue in both periods of 2007. As of June 30, 2007, we had nearly 660,000 certified Sales Promoters reported to the government, approximately 240,000 of whom fit our standard definition of Active Representatives. During 2007, we initiated a removal program for Sales Promoters who have not submitted an order after an extended period of time. At the same time that we have been building on direct selling, we have seen ordering activity levels maintained by our beauty boutiques as they continue to engage in direct selling by servicing our Representatives. Additionally, the number of beauty boutiques has remained stable over the last year. Revenue in both periods of 2007 benefited from the launch of “Hello Tomorrow,” which was supported by significant investments in advertising.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

The improvement in operating margin for both periods of 2007 was primarily driven by the impact of higher revenue and lower costs to implement restructuring initiatives, which positively impacted operating margin by 3.7 points and 5.2 points for the three and six months ended June 30, 2007, respectively. These positive impacts were partially offset by ongoing higher spending on RVP and fees paid to registered service centers for providing services to our Active Representatives.

Global Expenses

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	% Change	2007	2006	% Change
Total Global expenses	$131.7	$113.7	(16)%	$258.1	$232.5	(11)%
Allocated to segments	(88.1)	(76.9)	15%	(171.5)	(150.0)	14%

Net Global expenses	$43.6	$36.8	(18)%	$86.6	$82.5	(5)%

The increase in the amount allocated to the segments for both periods of 2007 was primarily due to higher global marketing costs. The increase in net global expenses in both the three and six months ended June 30, 2007, was primarily due to higher professional service fees associated with our PLS initiative and higher incentive-based compensation. Global expenses in the six months ended June 30, 2007 were impacted by lower costs of $18.2 to implement restructuring initiatives. We do not allocate costs of implementing restructuring initiatives related to our global functions to our segments.

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

We may, from time to time, seek to repurchase our equity or to retire our outstanding debt, in open market purchases, privately negotiated transactions, pursuant to derivative instruments or otherwise. During the last fiscal quarter, we repurchased approximately 7.3 million shares of our common stock for an aggregate purchase price of approximately $280 million. In July of 2007, we commenced repurchasing additional equity pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 in a stock repurchase plan agreement. Repurchases of common stock pursuant to that agreement will be made in accordance with Rule 10b-18 under the Exchange Act.

Retirements of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our liquidity could also be impacted by dividends, capital investments and acquisitions. At any given time, we may be in discussions and negotiations with potential acquisition candidates. Acquisitions, by their nature, involve numerous risks and uncertainties.

Inventory levels increased from $900.3 at December 31, 2006, to $1,030.7 at June 30, 2007, partially driven by actions taken in an effort to ensure service levels to our Representatives and due to the impacts of foreign exchange. As previously discussed, our turnaround plan includes initiatives such as PLS and Sales & Operations Planning that are expected to improve inventory levels in the long-term.

Cash Flows

Net Cash (Used) Provided by Operating Activities

Net cash used by operating activities was $.9 during the first six months of 2007 compared to net cash provided by operating activities of $289.4 during the first six months of 2006, primarily due to higher payments for incentive-based compensation in 2007, higher payments for inventory purchases and higher contributions to retirement-related plans in 2007.

We expect full-year 2007 cash flow from operating activities will be in the range of 2006’s level.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first six months of 2007 was $27.6 higher than during the first six months of 2006 resulting from higher capital expenditures and from payments associated with an acquisition of a licensee in Egypt, which was completed in April 2007.

Net Cash Used by Financing Activities

Net cash used by financing activities during the first six months of 2007 was $65.6 higher than during the first six months of 2006, mainly driven by higher repurchases of common stock during the first six months of 2007, partially offset by higher short-term borrowings and higher proceeds from stock option exercises during the first six months of 2007.

The increase in debt maturing within one year primarily relates to commercial paper borrowings.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

We purchased approximately 10.8 million shares of Avon common stock for $410.1 during the first six months of 2007, as compared to approximately 4.5 million shares of Avon common stock for $137.9 during the first six months of 2006 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. During the first half of 2007, we have further accelerated the pace of our repurchase program. As of June 30, 2007, we have repurchased approximately $758 under our current $1,000.0 share repurchase program. The Board of Directors reviews repurchase programs and dividends from time to time.

We increased our quarterly dividend payments to $.185 per share in 2007 from $.175 per share in 2006.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of June 30, 2007.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $629.8 outstanding under this program as of June 30, 2007.

We also maintain a one-year Japanese yen 11.0 billion ($89.9 at the exchange rate on June 30, 2007) uncommitted credit facility and a one-year Euro 50 million ($67.2 at the exchange rate on June 30, 2007) uncommitted credit facility. At June 30, 2007, $89.9 (Japanese yen 11.0 billion) was outstanding under the yen credit facility and there were no borrowings outstanding under the euro credit facility.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At June 30, 2007 and December 31, 2006, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at June 30, 2007 was approximately 60% and at December 31, 2006 was approximately 50%.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of and realize the projected benefits from our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification, strategic sourcing initiative, zero overhead growth and cash management, tax, foreign currency hedging and risk management strategies;

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

•	the possibility of business disruption in connection with our multi-year restructuring initiatives or other strategic initiatives;

•	our ability to realize sustainable growth from our investments in our brand and the direct selling channel;

•	the inventory obsolescence and other costs associated with our product line simplification program;

•	our ability to achieve growth objectives, particularly in our largest markets and new and emerging markets;

•

our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, and our ability to negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

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

•	the impact of substantial currency fluctuations on the results of our foreign operations;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in Latin America, Asia Pacific, Central and Eastern Europe and the Middle East;

•	the risk of disruption in Central and Eastern Europe associated with a change to a more rapid selling cycle with more frequent brochures;

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

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in our material pending and future litigations;

•	our access to financing and ability to secure financing at attractive rates; and

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at June 30, 2007 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

We implemented the ERP system in certain countries during 2007. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation in these countries. We concluded, as part of our evaluation described in the above paragraph, that the implementation of ERP in these countries has not materially affected our internal control over financial reporting.

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/07 - 4/30/07	—		$—	—	$522,552,000
5/1/07 - 5/31/07	7,316,881	(2)	38.33	7,313,506	242,202,000
6/1/07 - 6/30/07	299	(3)	39.46	—	242,202,000

Total	7,317,180			7,313,506

(1)

All of the shares purchased during the second quarter as part of our $1.0 billion share repurchase program, publicly announced on February 1, 2005, consists of shares purchased pursuant to a purchase agreement entered into in May 2007. The program commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.

(2)

Includes share repurchases under our publicly announced program and 3,375 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)	Includes 299 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	At the Annual Meeting of Shareholders of Avon, held on May 3, 2007, the matters described under (c) below were voted upon.

(b)	Directors elected at the Annual Meeting for a one-year term expiring 2008:

W. Don Cornwell, Edward T. Fogarty, Fred Hassan, Andrea Jung, Maria Elena Lagomasino, Ann S. Moore, Paul S. Pressler, Gary M. Rodkin, Paula Stern and Lawrence A. Weinbach.

Avon Products, Inc.

(c)	Annual Meeting votes:

	For	Against or Withheld	Abstain	Broker Non-Votes
(1) To elect the following Directors to one-year terms expiring in 2008:
W. Don Cornwell	389,148,715	4,635,973	—	—
Edward T. Fogarty	386,190,173	7,594,515	—	—
Fred Hassan	389,135,097	4,649,591	—	—
Andrea Jung	386,045,199	7,739,489	—	—
Maria Elena Lagomasino	369,534,690	24,249,998	—	—
Ann S. Moore	385,968,878	7,815,810	—	—
Paul S. Pressler	389,114,687	4,670,001	—	—
Gary M. Rodkin	388,853,935	4,930,753	—	—
Paula Stern	388,815,803	4,968,885	—	—
Lawrence A. Weinbach	389,253,269	4,531,419	—	—

(2) To ratify the appointment of PricewaterhouseCoopers LLP as Avon’s independent registered public accounting firm for 2007	385,164,141	5,572,245	3,047,301	1,000

(3) To amend the Company’s Restated Certificate of Incorporation and By-laws to implement the adoption of a majority vote standard and to eliminate cumulative voting in the election of directors	298,719,432	69,043,450	3,999,350	22,022,455

(4) A shareholder proposal requesting the benchmarking of incentive compensation goals against peer group performance	99,916,459	264,126,545	4,261,614	25,480,069

ITEM 5.	OTHER INFORMATION

(b) In May 2007, certain amendments to the Company’s By-laws were approved by the shareholders, including Section 14, Article III of our By-laws, which sets forth certain qualification criteria for directors. A copy of our By-laws is attached hereto as Exhibit 3.2.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: July 31, 2007	/s/ Richard S. Foggio
Richard S. Foggio
Group Vice President, and Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation, filed with the Secretary of State of the State of New York on May 3, 2007

3.2	By-laws of Avon, as amended, effective May 3, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002