Form 10-Q
period 2007-09-30
AVON PRODUCTS INC
filed 2007-10-30
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock (par value $.25) outstanding at September 30, 2007 was 429,063,214.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30
In millions, except per share data	2007	2006
Net sales	$2,326.1	$2,038.1
Other revenue	23.0	20.5

Total revenue	2,349.1	2,058.6
Costs, expenses and other:
Cost of sales	893.0	814.8
Selling, general and administrative expenses	1,232.6	1,076.3

Operating profit	223.5	167.5

Interest expense	29.2	23.9
Interest income	(10.2)	(10.9)
Other (income) expense, net	(3.2)	5.5

Total other expenses	15.8	18.5

Income before taxes and minority interest	207.7	149.0
Income taxes	68.6	61.5

Income before minority interest	139.1	87.5
Minority interest	—	(1.1)

Net income	$139.1	$86.4

Earnings per share:
Basic	$.32	$.19
Diluted	$.32	$.19

Weighted-average shares outstanding:
Basic	430.03	446.36
Diluted	433.03	447.93

Cash dividends per common share	$.185	$.175

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30

In millions, except per share data	2007	2006
Net sales	$6,795.8	$6,079.4
Other revenue	67.4	61.9

Total revenue	6,863.2	6,141.3
Costs, expenses and other:
Cost of sales	2,654.7	2,371.0
Selling, general and administrative expenses	3,560.3	3,291.3

Operating profit	648.2	479.0

Interest expense	83.8	74.3
Interest income	(32.8)	(40.8)
Other (income) expense, net	(1.4)	7.9

Total other expenses	49.6	41.4

Income before taxes and minority interest	598.6	437.6
Income taxes	195.2	142.6

Income before minority interest	403.4	295.0
Minority interest	(1.6)	(1.5)

Net income	$401.8	$293.5

Earnings per share:
Basic	$.92	$.65
Diluted	$.92	$.65

Weighted-average shares outstanding:
Basic	435.13	448.80
Diluted	438.38	450.40

Cash dividends per common share	$.555	$.525

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30 2007	December 31 2006
In millions
Assets
Current Assets
Cash and cash equivalents	$840.5	$1,198.9
Accounts receivable, net	752.7	700.4
Inventories	1,229.2	900.3
Prepaid expenses and other	640.0	534.8

Total current assets	3,462.4	3,334.4

Property, plant and equipment, at cost	2,215.3	2,112.3
Less accumulated depreciation	(1,049.3)	(1,012.1)

	1,166.0	1,100.2
Other assets	852.1	803.6

Total assets	$5,480.5	$5,238.2

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$1,042.7	$615.6
Accounts payable	700.9	655.8
Accrued compensation	267.4	266.9
Other accrued liabilities	640.3	601.6
Sales taxes and taxes other than income	178.1	176.1
Income taxes	65.0	209.2

Total current liabilities	2,894.4	2,525.2

Long-term debt	1,172.9	1,170.7
Employee benefit plans	420.1	504.9
Long-term income taxes	185.3	55.0
Other liabilities	191.1	192.0

Total liabilities	$4,863.8	$4,447.8

Contingencies (Note 5)

Shareholders’ Equity
Common stock	184.4	183.5
Additional paid-in capital	1,673.5	1,549.8
Retained earnings	3,537.5	3,396.8
Accumulated other comprehensive loss	(518.7)	(656.3)
Treasury stock, at cost	(4,260.0)	(3,683.4)

Total shareholders’ equity	$616.7	$790.4

Total liabilities and shareholders’ equity	$5,480.5	$5,238.2

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
In millions	2007	2006
Cash Flows from Operating Activities
Net income	$401.8	$293.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.9	120.4
Provision for doubtful accounts	113.9	104.3
Provision for obsolescence	141.6	120.7
Share-based compensation	48.1	46.5
Deferred income taxes	(8.1)	(45.2)
Asset write-off restructuring charges	.2	7.7
Other	27.2	9.5
Changes in assets and liabilities:
Accounts receivable	(129.8)	(96.4)
Inventories	(415.4)	(278.7)
Prepaid expenses and other	(73.5)	(50.0)
Accounts payable and accrued liabilities	13.4	234.1
Income and other taxes	(61.4)	(10.9)
Noncurrent assets and liabilities	(122.0)	(17.0)

Net cash provided by operating activities	62.9	438.5

Cash Flows from Investing Activities
Capital expenditures	(139.9)	(97.9)
Disposal of assets	10.3	11.1
Acquisitions	(18.7)	(39.3)
Purchases of investments	(40.8)	(26.8)
Proceeds from sale of investments	39.3	17.7

Net cash used by investing activities	(149.8)	(135.2)

Cash Flows from Financing Activities*
Cash dividends	(244.4)	(239.0)
Book overdrafts	.8	(1.4)
Debt, net (maturities of three months or less)	420.1	(330.2)
Proceeds from debt	18.9	598.1
Repayment of debt	(17.0)	(91.8)
Proceeds from exercise of stock options	53.6	24.0
Excess tax benefit realized from share-based compensation	11.2	2.8
Repurchase of common stock	(555.7)	(233.4)

Net cash used by financing activities	(312.5)	(270.9)

Effect of exchange rate changes on cash and cash equivalents	41.0	11.7

Net (decrease) increase in cash and cash equivalents	(358.4)	44.1
Cash and cash equivalents at beginning of year	1,198.9	1,058.7

Cash and cash equivalents at end of period	$840.5	$1,102.8

*	Non-cash financing activities in 2007 and 2006 included the change in fair market value of interest rate swap agreements of ($2.5) and ($9.6), respectively.

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

New Accounting Standards Implemented

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, we recognized an $18.3 increase in the liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date, we had approximately $136 of total gross unrecognized tax benefits, of which approximately $127 would impact the effective tax rate, if recognized.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. At the adoption date, we had approximately $24 accrued for interest and penalties, net of tax benefit.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of January 1, 2007, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2001-2006
China	2003-2006
Mexico	2001-2006
Poland	2001-2006
Russia	2004-2006
United States	2004-2006

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $60 to $75 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

New Accounting Standards to be Implemented

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008 for Avon. We believe the adoption of SFAS 159 will have no impact on our consolidated financial statements.

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

2. EARNINGS PER SHARE AND SHARE REPURCHASES

	Three Months Ended September 30		Nine Months Ended September 30

Components of Basic and Diluted Earnings per Share (shares in millions)	2007	2006	2007	2006
Numerator:
Net income	$139.1	$86.4	$401.8	$293.5
Denominator:
Basic EPS weighted-average shares outstanding	430.03	446.36	435.13	448.80
Diluted effect of assumed conversion of stock-based awards	3.00	1.57	3.25	1.60

Diluted EPS adjusted weighted-average shares outstanding	433.03	447.93	438.38	450.40

Earnings per Share:
Basic EPS	$.32	$.19	$.92	$.65
Diluted EPS	$.32	$.19	$.92	$.65

At September 30, 2007 and 2006, we did not include stock options to purchase 12.6 million shares and 14.5 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 14.7 million shares of Avon common stock for $557.8 during the first nine months of 2007, as compared to approximately 8.0 million shares of Avon common stock for $238.9 during the first nine months of 2006 under our previously announced $1,000.0 share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. At September 30, 2007, purchases of approximately 58,000 shares for $2.1 were not settled until October 2007. At September 30, 2006, purchases of approximately 178,000 shares for $5.5 were not settled until October 2006.

3. INVENTORIES

Components of Inventories	September 30 2007	December 31 2006
Raw materials	$362.5	$260.6
Finished goods	866.7	639.7

Total	$1,229.2	$900.3

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$6.4	$5.5	$5.3	$4.7	$.9	$.9
Interest cost	11.8	12.0	10.9	7.2	2.4	2.9
Assumed return on plan assets	(13.4)	(13.7)	(11.4)	(6.4)	(.6)	—
Amortization of prior service cost	(.5)	(.5)	(.5)	.2	(1.5)	(1.8)
Amortization of actuarial losses	9.0	7.2	3.7	2.7	.4	.4
Amortization of transition obligation	—	—	—	.1	—	—
Curtailments/settlements	2.4	—	.4	.1	—	—
Special termination benefits	—	—	—	.5	—	—

Net periodic benefit costs	$15.7	$10.5	$8.4	$9.1	$1.6	$2.4

	Nine Months Ended September 30
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$19.1	$20.4	$15.5	$14.5	$2.6	$2.6
Interest cost	35.5	36.5	32.1	22.5	7.4	7.9
Assumed return on plan assets	(40.2)	(40.9)	(33.5)	(19.8)	(1.7)	—
Amortization of prior service cost	(1.5)	(1.7)	(1.5)	.5	(4.6)	(5.1)
Amortization of actuarial losses	27.0	25.9	10.7	8.4	1.1	1.6
Amortization of transition obligation	—	—	.1	.1	—	—
Curtailments/settlements	4.3	4.7	.4	1.8	—	(2.1)
Special termination benefits	—	3.0	—	3.3	—	3.3

Net periodic benefit costs	$44.2	$47.9	$23.8	$31.3	$4.8	$8.2

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute approximately $23 and $70 to our U.S. and non-U.S. pension plans, respectively, in 2007. As of September 30, 2007, we made approximately $21 and $58 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $7 and $14 to fund our U.S. and non-U.S. pension plans, during the remainder of 2007. During 2007, we made a decision to fund our U.S. postretirement benefit plan and, as a result, we made a contribution of $50.0 to this plan. Our funding requirements may be impacted by regulations or interpretations thereof relating to the transitioning of our pension plan from a traditional defined benefit plan to a cash balance plan.

5. CONTINGENCIES

We are a defendant in an action commenced in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of our former headquarters in New York City. Solow alleges that we misappropriated the name of our former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space per year over the term of the lease. A trial of this action took place in May 2005 and, in January 2006, the judge issued a decision in our favor. Solow appealed that decision to the Appellate Division of the Supreme Court of the State of New York and, in June 2007, the Appellate Division affirmed the trial court’s decision. In July 2007, Solow filed a notice of motion before the Appellate Division for reargument or, alternatively, for leave to appeal to the New York Court of Appeals, and in September 2007, the Appellate Division denied Solow’s motion. In October 2007, Solow filed a motion before the Court of Appeals for leave to appeal to the Court of Appeals. Avon intends to oppose that motion. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. In January 2006, we filed a motion to strike the plaintiffs’ asserted nationwide class. In February 2006, the trial court declined to grant our motion but instead certified the issue to the Court of Appeal on an interlocutory basis. In April 2006, the Court of Appeal denied our motion and instructed the trial court to consider the issue at a subsequent point in the proceedings. In September 2007, plaintiffs filed a motion seeking class certification on behalf of “all Avon Sales Representatives who, since March 24, 1999, and while residing in California, received products from Avon they did not order, returned the unordered products to Avon, paid for the unordered products, and/or paid shipping costs for their return and did not receive reimbursement therefore by Avon or Avon initially made reimbursement therefore by means of a credit and later reversed the credit.” Avon intends to oppose that motion. We believe that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $112 at the exchange rate on September 30, 2007, plus penalties and accruing interest totaling approximately $208 at the exchange rate on September 30, 2007. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $247 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $73) were not affected. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $147 at the exchange rate on September 30, 2007, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $324 at the exchange rate on September 30, 2007, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

Kendall v. Employees’ Retirement Plan of Avon Products and the Retirement Board is a purported class action commenced in April 2003 in the United States District Court for the Southern District of New York. Plaintiff is a retired employee of Avon who, before retirement, had been on paid disability leave for approximately 19 years. The initial complaint alleged that the Employees’ Retirement Plan of Avon Products (the “Retirement Plan”) violated the Employee Retirement Income Security Act (“ERISA”) and, as a consequence, unlawfully reduced the amount of plaintiff’s pension. Plaintiff sought a reformation of the Retirement Plan and recalculation of benefits under the terms of the Retirement Plan, as reformed for plaintiff and for the purported class. In November 2003, plaintiff filed an amended complaint alleging additional Retirement Plan violations of ERISA and seeking, among other things, elimination of a social security offset in the Retirement Plan. The purported class includes “all Plan participants, whether active, inactive or retired, and their beneficiaries and/or Estates, with one hour of service on or after January 1, 1976, whose accrued benefits, pensions or survivor’s benefits have been or will be calculated and paid based on the Plan’s unlawful provisions.” In February 2004, we filed a motion to dismiss the amended complaint. In September 2007, the trial court

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

granted our motion to dismiss and plaintiff thereafter filed a notice of appeal with the United States Court of Appeals for the Second Circuit. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2007, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

6. COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30

Components of Comprehensive Income	2007	2006	2007	2006
Net income	$139.1	$86.4	$401.8	$293.5
Foreign currency translation adjustments	56.0	49.0	125.2	38.4
Change in unrealized gains from available-for-sale securities	.1	—	.1	(.2)
Change in derivative losses on cash flow hedges	(3.5)	(.2)	(5.8)	(1.9)
Adjustment for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	6.8	—	20.2	—

Comprehensive income	$198.5	$135.2	$541.5	$329.8

We received final January 1, 2007 valuations for our U.S. pension and postretirement plans during the second quarter of 2007 and, as a result, recorded an after-tax actuarial loss of $8.0 for our pension plan and an after-tax actuarial gain of $5.9 for our postretirement plan to accumulated other comprehensive loss.

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30
	2007		2006
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)

North America	$605.2	$42.0	$570.2	$16.4
Latin America	854.8	143.5	707.5	125.6
Western Europe, Middle East & Africa	292.8	10.6	261.3	(28.1)
Central & Eastern Europe	327.4	68.5	269.0	57.8
Asia Pacific	208.1	12.4	201.3	20.9
China	60.8	(4.8)	49.3	(3.0)

Total from operations	2,349.1	272.2	2,058.6	189.6
Global expenses	—	(48.7)	—	(22.1)

Total	$2,349.1	$223.5	$2,058.6	$167.5

	Nine Months Ended September 30
	2007		2006
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)

North America	$1,855.6	$160.7	$1,804.1	$115.2
Latin America	2,309.2	345.9	1,973.2	291.2
Western Europe, Middle East & Africa	874.4	39.5	767.8	(36.4)
Central & Eastern Europe	1,019.2	191.8	863.6	190.6
Asia Pacific	610.9	49.5	588.0	30.9
China	193.9	(3.9)	144.6	(7.9)

Total from operations	6,863.2	783.5	6,141.3	583.6
Global expenses	—	(135.3)	—	(104.6)

Total	$6,863.2	$648.2	$6,141.3	$479.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Beauty(1)	$1,656.7	$1,433.7	$4,832.5	$4,267.8
Beauty Plus(2)	432.1	382.2	1,309.6	1,196.7
Beyond Beauty(3)	237.3	222.2	653.7	614.9

Net sales	2,326.1	2,038.1	6,795.8	6,079.4
Other revenue(4)	23.0	20.5	67.4	61.9

Total revenue	$2,349.1	$2,058.6	$6,863.2	$6,141.3

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.
(2)	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
(3)	Beyond Beauty includes home products and gift and decorative products.
(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL INCOME STATEMENT INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30
Components of Other (Income) Expense, net	2007	2006	2007	2006
Foreign exchange (gains) losses, net	$(5.5)	$5.0	$(6.8)	$4.6
Amortization of debt issue costs and other financing	2.9	2.4	7.9	6.8
Other	(.6)	(1.9)	(2.5)	(3.5)

Other (income) expense, net	$(3.2)	$5.5	$(1.4)	$7.9

9. RESTRUCTURING INITIATIVES

In November 2005, we announced a multi-year turnaround plan to restore sustainable growth. As part of our turnaround plan, restructuring initiatives include:

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

We expect to incur restructuring charges and other costs to implement our restructuring initiatives in the range of $500 before taxes. To date, we have incurred total costs to implement, net of adjustments, of $342.7 ($57.4 in the first nine months of 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the plan. We expect to incur the remaining costs over the next three to four years.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

Restructuring Charges – First, Second and Third Quarters 2007

During the first three quarters of 2007, exit and disposal activities that are a part of our multi-year restructuring plan were approved. Specific actions for this phase of our multi-year restructuring plan included:

•	the reorganization of certain functions, primarily sales-related organizations;

•	automation of certain distribution processes; and

•	outsourcing of certain finance, customer service, and information technology processes.

The actions described above are expected to be completed by the end of 2008, except for the outsourcing of certain information technology processes, which is expected to be completed by the end of 2011.

In connection with initiatives that have been approved to date, we recorded total costs to implement for the three and nine months ended September 30, 2007 of $27.2 and $57.4, respectively, and the costs consisted of the following:

•	charges of $19.2 and $31.5, respectively, primarily for employee-related costs, including severance, pension and other termination benefits;

•

favorable adjustments of $.5 and $3.5, respectively, primarily relating to certain employees pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination); and

•

other costs to implement of $8.5 and $29.4, respectively, includes professional service fees associated with our initiatives to outsource certain human resource, finance, customer service, and information technology processes and accelerated depreciation associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

Of the total costs to implement, $27.6 and $57.1 was recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2007, respectively, and a favorable adjustment of $.4 and a charge of $.3 was recorded in cost of sales for the three and nine months ended September 30, 2007, respectively.

Restructuring Charges – First, Second and Third Quarters 2006

During the first three quarters of 2006, exit and disposal activities that are a part of our multi-year restructuring plan were approved. Specific actions for this phase of our multi-year restructuring plan included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

•	the phased outsourcing of certain services in North America and the realignment of certain manufacturing processes;

•	the exit of certain unprofitable operations; and

•	the reorganization of certain functions.

The actions described above were completed during 2006, except for the outsourcing of certain services in North America, which is expected to be completed by the end of 2008.

In connection with initiatives that had been approved to date, we recorded total costs to implement for the three and nine months ended September 30, 2006 of $15.6 and $185.1, respectively, and the costs consisted of the following:

•	charges of $19.7 and $176.0, respectively, primarily for employee-related costs, including severance, pension and other termination benefits;

•

favorable adjustments of $3.7 and $11.6, respectively, primarily relating to a higher than expected number of employees successfully pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination); and

•	a favorable adjustment of $.4 and other costs to implement of $20.7, respectively, for professional service fees related to the implementation of these initiatives.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

Of the total costs to implement, $16.1 and $185.9 as recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2006, respectively, and a favorable adjustment of $.5 and $.8 was recorded in cost of sales for the three and nine months ended September 30, 2006, respectively.

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2006	$84.9	$—	$—	$—	$1.1	$86.0
2007 Charges	31.2	.2	—	—	.1	31.5
Adjustments	(3.5)	—	—	—	—	(3.5)
Cash payments	(39.1)	—	—	—	(1.1)	(40.2)
Non-cash write-offs	(4.7)	(.2)	—	—	(.1)	(5.0)
Foreign exchange	1.1	—	—	—	—	1.1

Balance September 30, 2007	$69.9	$—	$—	$—	$—	$69.9

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred for the initiatives approved to date:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$245.8	$10.8	$7.4	$11.6	$6.2	$281.8
Charges expected to be incurred on approved initiatives	8.6	—	—	—	—	8.6

Total expected charges	$254.4	$10.8	$7.4	$11.6	$6.2	$290.4

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Corporate	Total
2005	$6.9	$3.5	$11.7	$1.0	$18.2	$4.2	$6.1	$51.6
2006	61.8	34.6	45.1	6.9	22.2	2.1	29.5	202.2
First Quarter 2007	(.3)	.1	.2	.1	—	(.1)	.1	.1
Second Quarter 2007	3.2	.3	4.4	(.2)	.4	.3	.8	9.2
Third Quarter 2007	4.2	2.8	5.5	1.1	1.1	(.1)	4.1	18.7

Charges recorded to date	$75.8	$41.3	$66.9	$8.9	$41.9	$6.4	$40.6	$281.8
Charges expected to be incurred on approved initiatives	5.0	.4	1.4	—	—	.2	1.6	8.6

Total expected charges	$80.8	$41.7	$68.3	$8.9	$41.9	$6.6	$42.2	$290.4

As noted previously, we expect to incur total costs to implement in the range of $500 before taxes for all restructuring initiatives, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

to date plus charges expected to be recorded for approved initiatives as the relevant accounting criteria for recording have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement such as consulting, other professional services and accelerated depreciation.

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

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2006	$95.1	$24.2	$8.8	$10.2	$65.4	$203.7
Goodwill acquired during the year	—	6.4	—	—	—	6.4
Adjustments	—	—	—	—	.2	.2
Foreign exchange	(.2)	2.9	—	.1	2.8	5.6

Balance at September 30, 2007	$94.9	$33.5	$8.8	$10.3	$68.4	$215.9

Intangible assets

	September 30, 2007		December 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.4	$(17.1)	$36.3	$(12.0)
Licensing agreements	43.1	(17.9)	36.0	(11.1)
Noncompete agreements	8.6	(5.2)	8.1	(3.8)

Total	$90.1	$(40.2)	$80.4	$(26.9)

Estimated Amortization Expense:
2007	$17.2
2008	17.6
2009	15.3
2010	3.2
2011	2.6

Aggregate amortization expense during the three and nine months ended September 30, 2007 was $4.5 and $12.9, respectively, compared to $3.9 and $15.7, respectively, for the same periods of 2006.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share data)

11. DEBT AND FINANCIAL INSTRUMENTS

In April 2007, we entered into a one-year Euro 50 million ($70.6 at the exchange rate on September 30, 2007) uncommitted credit facility (“Euro credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the Euro credit facility bear interest at the Euro LIBOR rate plus an applicable margin. The Euro credit facility is available for general corporate purposes. The Euro credit facility is designated as a hedge of our investments in our Euro-denominated functional currency subsidiaries. At September 30, 2007, there was $31.8 (Euro 22.5 million) outstanding under the Euro credit facility.

In August 2007, we entered into an amendment of our one-year Japanese yen 11.0 billion ($95.1 at the exchange rate on September 30, 2007) uncommitted credit facility with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The amendment provides for the extension of the yen credit facility until August 2008.

In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 that expire in the first quarter of 2008. The locks have been designated as cash flow hedges and are being used to hedge exposure to a possible rise in interest rates, as we expect to issue long-term debt to refinance our commercial paper prior to the expiration of the locks.

12. SUBSEQUENT EVENTS

In October 2007, we announced the authorization by the Board of Directors for the repurchase of $2,000.0 of our common stock over a five-year period, following completion of our current $1,000.0 share repurchase program.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 65 countries and territories, including the United States, and distribute products in approximately 50 more. Our reportable segments are based on geographic operations in six regions: North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. We centrally manage global Brand Marketing and Supply Chain organizations. Product categories consist of: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.3 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we have higher growth targets.

Revenue grew in every segment during the three and nine months ended September 30, 2007. We continued to experience strong growth in emerging and developing markets, including Brazil, China, Colombia, Russia, Turkey and Venezuela. We have also experienced growth in developed markets, such as the United States and the United Kingdom. Revenue in China increased significantly in both the three and nine months ended September 30, 2007, due to the continued roll-out of direct selling. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

We expect that our investments in both the brand and the direct selling channel will drive sustainable growth. We expect revenue growth to average mid-single-digits over the long term. As part of our turnaround plan, we invested ahead of savings and incurred incremental costs, including investments in advertising and the Representative Value Proposition (“RVP”), as well as continued costs of restructuring and our product line simplification program (“PLS”). Our operating margin during 2007 has been, and is expected to continue to be, impacted by these costs associated with our turnaround plan. We expect our incremental investments in advertising and RVP in 2008 to be more in line with revenue growth. While full-year operating margin should expand in 2007 from 2006’s level of 8.7%, it is expected to approach 2005’s level of 14.1% in 2008, due to the lower rate of investment in RVP and advertising together with the projected benefits from and decreased costs to implement restructuring, PLS and strategic sourcing initiatives. As revenues grow and the savings and benefits from restructuring, PLS and our strategic sourcing initiative (“SSI”) begin to exceed the incremental levels of investments in advertising and RVP, operating margin is expected to further expand beginning in 2009.

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

AVON PRODUCTS, INC.

Our turnaround plan has continued to gain traction and deliver results. For the three and nine months ended September 30, 2007, revenues increased 14% and 12%, respectively, Active Representatives (as defined in our Form 10-K filed on February 28, 2007) increased 10% and 8%, respectively, and sales from each of our product categories increased, with products in the Beauty category increasing 16% and 13%, respectively, benefiting from higher investments in advertising and RVP. These investments were partially funded by savings from restructuring initiatives and other cost savings initiatives. Since our turnaround plan is a multi-year effort, we may see some quarterly variability as we move through the turnaround.

In our ongoing effort to improve brand competitiveness, for the three and nine months ended September 30, 2007, we increased our investment in advertising by 44% and 63%, respectively, from $66.4 and $159.6 for the three and nine months ended September 30, 2006, respectively, to $95.6 and $260.2 for the three and nine months ended September 30, 2007, respectively. The incremental spending on advertising for the first nine months of 2007 was allocated across all geographies, with approximately 60% of the increase in China, Brazil, Russia and the U.S. The advertising investments supported new product launches, such as Anew Ultimate Age Repair Night Cream and Elixir, Imari Seduction and Avon Color cosmetics, including Uplifting Mascara, Ultra Color Rich Lipstick, and Anew Retroactive, as well as continued support for “Hello Tomorrow,” Avon’s first global, integrated marketing campaign, supporting both the brand and direct selling channel. Advertising investments also included advertising to recruit Representatives. The roll-out of our new Avon Color brand continued in the third quarter. We targeted a 35% increase in our spending on advertising in 2007, and now we expect a 50% increase in our spending on advertising in 2007 from approximately $250 in 2006.

Representative Value Proposition

As part of the RVP, we also continued to invest in our direct selling channel to improve the reward and effort equation for our Representatives. We measure our investment in RVP as the incremental cost to provide these value-enhancing initiatives. In the first nine months of 2007, we invested approximately $82 incrementally to enhance RVP through continued implementation of our Sales Leadership program, increased incentives spending, web-enablement and the launch of more frequent selling opportunities in Central and Eastern Europe. During 2007, we expect to make approximately $100 of investments in RVP incremental to 2006. Investing in RVP will continue to be a key strategy.

Product Line Simplification

We continue to analyze our product line, under our PLS program, to develop a smaller range of better performing, more profitable products. The overall goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products.

Improving our product assortment will allow us to increase exposure and improve presentation of the remaining products within our brochure, which is expected to yield more pleasurable consumer shopping experiences, easier Representative selling experiences, and greater sales per brochure page. A second source of benefits from PLS results from “transferable demand.” Transferable demand refers to the concept that when products with redundant characteristics are removed from our product assortment, some demand from the eliminated products will transfer to the remaining products that offer similar or comparable product characteristics. As part of PLS, when we identify products that have sufficient overlap of characteristics, we will eliminate the products with the lowest profitability and we expect the products that we retain will generate more profit. A third source of benefits from PLS is less price discounting. As we implement operating procedures under PLS, we anticipate introducing fewer new products and lengthening the lifecycle of products in our offering, which we expect will lead to less aggressive price discounting over a product’s life cycle.

In addition to the benefits above, we also expect supply chain benefits. We expect improvements to cost of sales once PLS is fully implemented, primarily from a reduction in inventory obsolescence expense, lower variable spending on warehousing, more efficient manufacturing utilization and lower purchasing costs. We also expect operating expenses to benefit from a reduction in distribution costs and benefits to inventory productivity.

We expect to realize annualized benefits in excess of $200 by the end of 2009, with a full year of benefit in 2010. We expect to begin to realize initial benefits in the second half of 2008, but the benefits in 2008 are not expected to be large. Annualized benefits or annualized savings mean the additional operating profit we expect to realize on a full-year basis every year following full implementation of the respective initiative as compared with the operating profit we would have expected to achieve without having implemented the initiative.

We incurred costs of $5.9 and $84.1, respectively, related to our PLS program for the three and nine months ended September 30, 2007, which includes incremental inventory obsolescence expense of $.7 and $68.1, respectively. We have incurred total PLS costs of $165.5 ($84.1 in 2007 and $81.4 in 2006). We have substantially completed the analysis of our product

AVON PRODUCTS, INC.

portfolio and expect to make decisions during the fourth quarter of 2007 regarding the ultimate disposition of products that will no longer be part of our improved product assortment (such as selling at a discount, donation, or destruction). Therefore, we expect to incur significant costs related to PLS, principally in the form of inventory obsolescence, during the fourth quarter of 2007. We expect that the costs incurred from the beginning of 2007 through to full implementation will substantially exceed $100.

Strategic Sourcing Initiative

In March 2007, we launched the first phase of SSI. This initiative is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we will shift our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort which leverages our volumes, allows our suppliers to benefit from economies of scale, utilizes sourcing best practices and processes, and better matches our suppliers’ capabilities with our needs. Beyond lower costs, our goals from SSI include improving asset management, service for Representatives and vendor relationships. We realized minimal benefits from SSI in the third quarter of 2007 and expect to realize benefits of approximately $15 for full year 2007. We expect to realize approximately 50% of total expected benefits in 2008, with annualized benefits from this initiative in excess of $200 by the end of 2009, with a full year of benefit in 2010.

Zero-Overhead-Growth

We are institutionalizing a zero-overhead-growth philosophy that aims to offset inflation through productivity improvements. These improvements in productivity will come primarily from previously announced initiatives such as our restructuring program, PLS and SSI. We have defined overhead as fixed expenses such as costs associated with our sales and marketing infrastructure, and management and administrative activities. Overhead excludes variable expenses within selling, general and administrative expense, such as shipping and handling costs and bonuses to our employees in the sales organization, and also excludes consumer and strategic investments that are included in selling, general and administrative expenses, such as advertising, RVP, research and development and brochure costs. While overhead expenses increased slightly during the first nine months of 2007, the increase was due to the negative impact of foreign exchange.

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005, we announced a multi-year restructuring plan. We expect to incur total restructuring charges and other costs to implement our restructuring initiatives in the range of $500 before taxes. We have incurred total costs to implement, net of adjustments, of $342.7 ($57.4 in the first nine months of 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the plan, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives. We expect to incur the remaining costs over the next three to four years. We expect our restructuring initiatives to deliver in excess of $300 of annualized savings upon full implementation of all programs. The actions implemented to date resulted in savings of approximately $175 in the first nine months of 2007, most of which were associated with the delayering program that we completed in 2006. We expect that the actions announced to date will result in savings in the range of $230 in 2007, as compared to approximately $100 in 2006. As with our other initiatives, our estimates of annualized savings will be refined during implementation of the restructuring.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008 for Avon. We believe the adoption of SFAS 159 will have no impact on our consolidated financial statements.

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

See Note 1, Accounting Policies, for additional information.

AVON PRODUCTS, INC.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO 2006

Consolidated

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	2007	2006	Favorable (Unfavorable) %/Point Change	2007	2006	Favorable (Unfavorable) %/Point Change

Total revenue	$2,349.1	$2,058.6	14%	$6,863.2	$6,141.3	12%
Cost of sales	893.0	814.8	(10)%	2,654.7	2,371.0	(12)%
Selling, general and administrative expenses	1,232.6	1,076.3	(15)%	3,560.3	3,291.3	(8)%
Advertising expenses*	95.6	66.4	(44)%	260.2	159.6	(63)%
Operating profit	223.5	167.5	33%	648.2	479.0	35%
Interest expense	29.2	23.9	(22)%	83.8	74.3	(13)%
Interest income	10.2	10.9	(6)%	32.8	40.8	(20)%
Other (income) expense, net	(3.2)	5.5	* *	(1.4)	7.9	* *
Net income	139.1	86.4	61%	401.8	293.5	37%
Diluted earnings per share	.32	.19	68%	.92	.65	42%

Gross margin	62.0%	60.4%	1.6	61.3%	61.4%	(.1)
Selling, general and administrative expenses as a % of total revenue	52.5%	52.3%	(.2)	51.9%	53.6%	1.7
Operating margin	9.5%	8.1%	1.4	9.4%	7.8%	1.6
Effective tax rate	33.0%	41.3%	8.3	32.6%	32.6%	—

Units sold			8%			6%
Active Representatives			10%			8%

*	Advertising expenses are included within selling, general and administrative expenses.
**	Calculation not meaningful

Revenue

Total revenue for the third quarter of 2007 increased 14%, with growth in all segments. Revenue growth was driven by an increase of 10% in Active Representatives, while foreign exchange contributed 6 percentage points to the revenue growth. An increase in the number of sales campaigns in Central & Eastern Europe had a minimal impact on Active Representative growth.

On a category basis, the increase in revenue for the third quarter of 2007 was primarily driven by an increase of 16% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 23%, color grew 18%, personal care grew 18%, and skin care grew 5%. Beauty Plus sales increased 13% and Beyond Beauty sales increased 7%.

Total revenue for the nine months ended September 30, 2007, increased 12%, with growth in all segments. Revenue growth was driven by an increase of 8% in Active Representatives. Foreign exchange contributed 5 percentage points to the revenue growth.

On a category basis, the increase in revenue for the nine months ended September 30, 2007, was primarily driven by an increase of 13% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 19%, color grew 14%, personal care grew 18%, and skin care grew 5%. Beauty Plus sales increased 9% and Beyond Beauty sales increased 6%.

AVON PRODUCTS, INC.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

Gross Margin

Gross margin for the third quarter of 2007, increased 1.6 points, primarily due to a decrease in inventory obsolescence provisions of approximately $32 in 2007, partially offset by an unfavorable mix of products sold. The three months ended September 30, 2007, and September 30, 2006, included incremental inventory obsolescence charges of $.7 and $36.6, respectively, related to our decision to discontinue the sale of certain products as part of our PLS program.

Gross margin for the nine months ended September 30, 2007, decreased .1 point, primarily due to an increase in inventory obsolescence provisions of approximately $21 in 2007 and an unfavorable mix of products sold, partially offset by supply chain efficiencies. The nine months ended September 30, 2007, and September 30, 2006, included incremental inventory obsolescence charges of $68.1 and $36.6, respectively, related to our decision to discontinue the sale of certain products as part of our PLS program. Additionally, the nine months ended September 30, 2006, included incremental inventory obsolescence charges of $20.5 related to our decisions to discontinue the sale of certain heavily discounted products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2007 increased $156.3, primarily due to higher spending on RVP and advertising, higher variable expenses such as freight and commissions from increased sales volume, higher costs incurred to implement our restructuring initiatives and the negative impact of foreign exchange. Partially offsetting the higher expenses was savings associated with position eliminations resulting from restructuring initiatives. Additionally, the third quarter of 2007 benefited from a favorable comparison to the third quarter of 2006 which included a one-time charge of $21.0 to resolve a dispute regarding value-added tax (“VAT”) in the United Kingdom, the recognition of unclaimed sales-related tax credits and a reduction of a reserve for statutory liabilities.

Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $269.0, primarily due to higher spending on advertising and RVP, higher variable expenses such as freight and commissions from increased sales volume and the negative impact of foreign exchange. Partially offsetting the higher expenses was $128.8 of lower costs incurred to implement our restructuring initiatives and savings associated with position eliminations resulting from restructuring initiatives. Additionally, the nine months ended September 30, 2007 benefited from a favorable comparison to 2006 which included the resolution of the VAT dispute, discussed above, the recognition of unclaimed sales-related tax credits and a reduction of a reserve for statutory liabilities.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense increased for both the three and nine months ended September 30, 2007, primarily due to higher interest rates, as well as higher debt levels associated with our share repurchase program. At September 30, 2007, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased for both the three and nine months ended September 30, 2007, primarily due to lower cash and cash equivalent balances during 2007 as compared to the same periods in 2006.

Other income for both the three and nine months ended September 30, 2007, compared to other expense for both the three and nine months ended September 30, 2006, was primarily due to higher net foreign exchange gains in 2007.

Effective Tax Rate

The effective tax rate for the three and nine months ended September 30, 2007, was 33.0% and 32.6%, respectively, compared to rates of 41.3% and 32.6%, respectively, for the same period of 2006. The effective tax rate for the three months ended September 30, 2007, was lower than the same period of 2006 primarily due to the 2006 tax impact from the repatriation of international earnings.

AVON PRODUCTS, INC.

The effective tax rate for the nine months ended September 30, 2007, was the same as the rate for the same period of 2006 as the tax impact from the repatriation of international earnings was offset by a 2006 tax refund, changes in the earnings mix and tax rates of international subsidiaries in 2007, and audit settlements in 2006.

Segment Review

North America

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency

Revenue	$605.2	$570.2	6%	6%	$1,855.6	$1,804.1	3%	3%
Operating profit	42.0	16.4	156%	151%	160.7	115.2	39%	39%
Operating margin	6.9%	2.9%	4.0	4.0	8.7%	6.4%	2.3	2.2

Units sold				10%				5%
Active Representatives				6%				3%

The dominant contributor to North America’s results is the U.S. business.

Total revenue increased for both periods of 2007 primarily due to growth in Active Representatives, driven by continued investments in RVP and investments in recruiting advertising. Average order was flat for both the three and nine months ended September 30, 2007. The U.S. business is in the midst of a long-term turnaround plan and we expect variability in our quarterly performance. Quarterly performance has been and may continue to be impacted by various factors, including the impact of fuel prices on Representatives ordering activity and timing of product launches.

The increase in operating margin for both periods of 2007 was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by .4 point and 1.8 points for the three and nine months ended September 30, 2007, respectively, savings associated with position eliminations resulting from restructuring initiatives and supply chain efficiencies. These benefits to operating margin were partially offset by higher spending on advertising and RVP and costs related to the implementation of an enterprise resource planning system. Operating margin in the three months ended September 30, 2007 was also impacted by lower inventory obsolescence expense.

AVON PRODUCTS, INC.

Latin America

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency

Revenue	$854.8	$707.5	21%	13%	$2,309.2	$1,973.2	17%	12%
Operating profit	143.5	125.6	14%	4%	345.9	291.2	19%	10%
Operating margin	16.8%	17.8%	(1.0)	(1.5)	15.0%	14.8%	.2	(.2)

Units sold				8%				7%
Active Representatives				11%				7%

Total revenue increased for both periods of 2007, driven by growth in Active Representatives, reflecting significant investments in advertising and RVP, and a larger average order, as well as favorable foreign exchange. Revenue for the third quarter of 2007 benefited from growth in most markets, particularly from growth of over 30% in Brazil, 40% in Venezuela and over 20% in Colombia. Revenue for the nine months ended September 30, 2007, benefited from growth in most markets, particularly from growth of over 25% in each of Brazil, Venezuela and Colombia.

Revenue growth in Brazil for both periods of 2007 was driven by increases in both Active Representatives and average order, primarily due to significant investments in advertising and RVP, including the launch of “Hello Tomorrow,” as well as favorable foreign exchange. Revenue in Mexico was flat in the third quarter of 2007, as a mid-single digit increase in Active Representatives was offset by a lower average order. The increase in Active Representatives in Mexico primarily reflects strengthened training and incentives and retraining of our zone managers in field fundamentals. The lower average order was mainly due to product mix and a higher share of sales from new Representatives. Revenue in Mexico declined slightly for the nine months ended September 30, 2007. While we have seen improving field trends in our business in Mexico during the second and third quarters of 2007, this business is in the midst of a long-term turnaround plan and we expect some variability in our quarterly performance.

The decrease in operating margin for the third quarter of 2007 was primarily due to higher spending on RVP and advertising and an unfavorable mix of products sold. These higher costs were partially offset by lower inventory obsolescence expense and savings associated with position eliminations resulting from restructuring initiatives, the impact of higher revenue, and the recognition of unclaimed sales-related tax credits.

The increase in operating margin for the nine months ended September 30, 2007, was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 1.5 points, the impact of higher revenue, savings associated with position eliminations resulting from restructuring initiatives, lower inventory obsolescence expense and the recognition of unclaimed sales-related tax credits. These benefits to operating margin were partially offset by higher spending on advertising and RVP.

Currency restrictions enacted by the Venezuelan government in 2003 have been restrictive and have impacted the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. Unless official foreign exchange is made more readily available, Avon Venezuela’s operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is weaker than the official rate.

At September 30, 2007, Avon Venezuela had cash balances of approximately $75.0, primarily denominated in bolivars. During the third quarter of 2007, Avon Venezuela remitted dividends of $40.3 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2006, Avon Venezuela’s revenue and operating profit represented approximately 3% and 7% of consolidated revenue and consolidated operating profit, respectively.

AVON PRODUCTS, INC.

Western Europe, Middle East & Africa

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency

Revenue	$292.8	$261.3	12%	3%	$874.4	$767.8	14%	5%
Operating profit	10.6	(28.1)	*	*	39.5	(36.4)	*	*
Operating margin	3.6%	(10.8)%	14.4	13.8	4.5%	(4.7)%	9.2	8.8
Units sold				1%				4%
Active Representatives				3%				7%

*	Calculation not meaningful

Total revenue increased for both periods of 2007, reflecting growth in Active Representatives, as well as favorable foreign exchange. The revenue increase for both periods of 2007 was primarily driven by growth in Turkey and the United Kingdom. Revenue growth in Turkey of close to 30% for the three months ended September 30, 2007 was primarily due to a larger average order, as well as favorable foreign exchange. Revenue growth in Turkey of over 30% for the nine months ended September 30, 2007 was primarily due to growth in Active Representatives. Revenue growth in the United Kingdom of approximately 10% in both periods of 2007, benefited from favorable foreign exchange and growth in Active Representatives, mainly due to the strength of the Sales Leadership program. Revenue in Turkey and the United Kingdom also benefited in both periods from significant investments in advertising and RVP.

Operating margin for both periods of 2006 was suppressed by 8.0 and 2.7 points due to $21.0 of expense associated with the resolution of a value-added tax dispute in the United Kingdom in the third quarter of 2006. The increase in operating margin for both periods of 2007 was also driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 1.6 points and 4.0 points in the three and nine months ended September 30, 2007, respectively, lower inventory obsolescence expense, savings associated with position eliminations resulting from restructuring initiatives and lower product costs due to favorable foreign exchange movements. These benefits to operating margin were partially offset by higher spending on advertising and RVP.

AVON PRODUCTS, INC.

Central & Eastern Europe

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency

Revenue	$327.4	$269.0	22%	12%	$1,019.2	$863.6	18%	9%
Operating profit	68.5	57.8	19%	9%	191.8	190.6	1%	(10)%
Operating margin	20.9%	21.5%	(.6)	(.7)	18.8%	22.1%	(3.3)	(3.8)

Units sold				6%				4%
Active Representatives				17%				11%

Total revenue increased for both periods of 2007, reflecting growth in Active Representatives, as well as favorable foreign exchange, partially offset by a lower average order as our Representatives transitioned to a shorter selling cycle. Additionally, revenue growth benefited from a favorable comparison to the third quarter of 2006 when importation laws for ethanol-based products came into effect and affected our ability to ship fragrance orders in Russia. Active Representative growth for the third quarter of 2007 benefited from additional selling opportunities that we provided to our Representatives through more frequent brochure distribution which encourages more frequent customer contact. We expect the additional selling opportunities to continue to benefit revenue and Active Representative growth in Central & Eastern Europe for the fourth quarter of 2007 and first half of 2008.

The region’s revenue growth in both periods of 2007 was primarily driven by Russia. Revenue in Russia increased approximately 25% for both the three and nine months ended September 30, 2007, due to strong Active Representative growth, which benefited from the additional selling opportunities, as well as favorable foreign exchange. Revenue in Russia for both periods of 2007 also benefited from increased advertising, continued merchandising improvements, and the launch of “Hello Tomorrow.”

The decrease in operating margin for both periods of 2007 was primarily driven by higher inventory obsolescence expense and higher spending on advertising and RVP, partially offset by lower product costs due to favorable foreign exchange movements. Operating margin for the nine months ended September 30, 2007, was also impacted by lower costs to implement restructuring initiatives, which positively impacted operating margin by .4 point.

AVON PRODUCTS, INC.

Asia Pacific

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency

Revenue	$208.1	$201.3	3%	(2)%	$610.9	$588.0	4%	—%
Operating profit	12.4	20.9	(41)%	(48)%	49.5	30.9	60%	48%
Operating margin	6.0%	10.4%	(4.4)	(4.9)	8.1%	5.3%	2.8	2.6

Units sold				(2)%				1%
Active Representatives				9%				2%

Total revenue increased for both periods of 2007, reflecting growth in Active Representatives, as well as favorable foreign exchange. The region’s revenue increase for both periods of 2007 was primarily driven by growth in the Philippines, partially offset by declines in Japan. Revenue in the Philippines for both periods of 2007 increased approximately 25%, driven by substantial growth in Active Representatives, supported by RVP initiatives, including the roll-out of the Sales Leadership program nationwide, and investments in recruiting advertising, as well as favorable foreign exchange. Revenue in Japan declined 9% for the three months ended September 30, 2007 due to flat sales from direct selling and lower sales from direct mailing programs, reflecting weak performance in skin care. This market continues to implement its turnaround. Revenue in Japan declined slightly for the nine months ended September 30, 2007, as lower sales from direct mailing were substantially offset by higher sales from direct selling.

The decrease in operating margin for the three months ended September 30, 2007 was primarily driven by higher spending on RVP and advertising, higher consumer incentives and higher costs to implement restructuring activities, which negatively impacted operating margin by .7 points. These higher costs were partially offset by lower overhead expenses, primarily due to savings associated with position eliminations resulting from restructuring initiatives.

The increase in operating margin for the nine months ended September 30, 2007 was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 3.4 points. Additionally, the operating margin improvement was due to lower overhead expenses, primarily due to savings associated with position eliminations resulting from restructuring initiatives, and lower inventory obsolescence expense, partially offset by higher spending on RVP and advertising.

AVON PRODUCTS, INC.

China

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2007	2006	US$	Local Currency	2007	2006	US$	Local Currency
Revenue	$60.8	$49.3	23%	17%	$193.9	$144.6	34%	28%
Operating profit	(4.8)	(3.0)	*	*	(3.9)	(7.9)	*	*
Operating margin	(7.9)%	(6.1)%	(1.8)	(2.0)	(2.0)%	(5.5)%	3.5	3.3

Units sold				32%				22%
Active Representatives				44%				*

*	Calculation not meaningful

Total revenue in China increased significantly in both periods of 2007, reflecting further expansion of the direct-selling business, which contributed to approximately one half of the region’s revenue in both periods of 2007. For the three months ended September 30, 2007, growth in Active Representatives was partially offset by a smaller average order. As of September 30, 2007, we had nearly 680,000 certified Sales Promoters reported to the government, approximately 130,000 of whom fit our standard definition of Active Representatives during the month of September. The number of Active Representatives in September 2007 reflected a program that made it more advantageous for Representatives with small orders to delay submitting their order until October 2007 rather than in September. As a result, we expect the number of Active Representatives in October 2007 to be closer to 200,000. Because the program affected Representatives with the smallest orders, this shift in orders did not have a significant impact on revenue during the third quarter of 2007, and we do not expect it to have a significant impact on revenue during the fourth quarter of 2007. During 2007, we initiated a removal program for Sales Promoters who have not submitted an order after an extended period of time. At the same time that we have been building on direct selling, we have seen ordering activity levels maintained by our beauty boutiques as they continue to engage in direct selling by servicing our Representatives. Additionally, the number of beauty boutiques has remained stable over the last year. Revenue in both periods of 2007 benefited from the launch of “Hello Tomorrow,” which was supported by significant investments in advertising.

The decrease in operating margin for the three months ended September 30, 2007 was primarily driven by the third quarter 2006 reversal of previously recorded restructuring-related reserves, which negatively impacted operating margin by 4.1 points, higher consumer incentives, higher spending on advertising and RVP, and fees paid to registered service centers for providing service to our Active Representatives. These decreases to operating margin were partially offset by a reduction of a reserve for statutory liabilities.

The increase in operating margin for the nine months ended September 30, 2007 was primarily driven by the impact of higher revenue and lower costs to implement restructuring initiatives, which positively impacted operating margin by 2.1 points. These positive impacts were partially offset by ongoing higher spending on RVP and fees paid to registered service centers for providing services to our Active Representatives. These decreases to operating margin were partially offset by a reduction of a reserve for statutory liabilities.

Global Expenses

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	% Change	2007	2006	% Change
Total Global expenses	$130.3	$99.0	(32)%	$388.4	$331.5	(17)%
Allocated to segments	(81.6)	(76.9)	6%	(253.1)	(226.9)	12%

Net Global expenses	$48.7	$22.1	(120)%	$135.3	$104.6	(29)%

The increase in the amount allocated to the segments for both periods of 2007 was primarily due to higher global marketing costs. The increase in net global expenses in both the three and nine months ended September 30, 2007, was primarily due to higher costs to implement restructuring initiatives. We do not allocate costs of implementing restructuring initiatives related to our global functions to our segments.

AVON PRODUCTS, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, commercial paper and borrowings under lines of credit. We currently believe that existing cash, cash from operations (including the impacts of cash required for restructuring initiatives) and available sources of public and private financing are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the share repurchase program, possible acquisitions and other cash needs in the short and long term.

We may, from time to time, seek to repurchase our equity or to retire our outstanding debt, in open market purchases, privately negotiated transactions, pursuant to derivative instruments or otherwise. During the last fiscal quarter, we repurchased approximately 3.9 million shares of our common stock for an aggregate purchase price of approximately $148 million. In October 2007, we announced the authorization by the Board of Directors for the repurchase of $2,000.0 of our common stock over a five-year period, following completion of our current $1,000.0 share repurchase program, of which approximately $96 remains as of September 30, 2007.

Retirements of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs. Depending on market conditions, we expect to issue additional long-term debt as we seek to reduce our outstanding commercial paper. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our liquidity could also be impacted by dividends, capital investments and acquisitions. At any given time, we may be in discussions and negotiations with potential acquisition candidates. Acquisitions, by their nature, involve numerous risks and uncertainties.

Inventory levels increased from $900.3 at December 31, 2006, to $1,229.2 at September 30, 2007, partially driven by actions taken in an effort to ensure service levels to our Representatives and due to the impacts of foreign exchange. As previously discussed, our turnaround plan includes initiatives such as PLS and Sales & Operations Planning that are expected to improve inventory levels in the long-term.

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the first nine months of 2007 was $375.6 lower than during the first nine months of 2006, primarily due to higher payments for inventory purchases, higher payments for incentive-based compensation in 2007, and higher contributions to retirement-related plans in 2007.

We expect cash provided by operating activities during the fourth quarter of 2007 to be substantially higher than the fourth quarter of 2006; however, we expect full-year 2007 cash flow from operating activities will be somewhat lower than full year 2006.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first nine months of 2007 was $14.6 higher than during the first nine months of 2006 resulting from higher capital expenditures during 2007 and from payments associated with an acquisition of a licensee in Egypt during 2007, partially offset by the acquisition of the remaining minority interest in our two joint venture subsidiaries in China for approximately $39 during 2006.

Net Cash Used by Financing Activities

Net cash used by financing activities during the first nine months of 2007 was $41.6 higher than during the first nine months of 2006, mainly driven by higher repurchases of common stock during the first nine months of 2007, partially offset by higher short-term borrowings and higher proceeds from stock option exercises during the first nine months of 2007.

The increase in debt maturing within one year primarily relates to commercial paper borrowings.

AVON PRODUCTS, INC.

We purchased approximately 14.7 million shares of Avon common stock for $557.8 during the first nine months of 2007, as compared to approximately 8.0 million shares of Avon common stock for $238.9 during the first nine months of 2006 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. As of September 30, 2007, we have repurchased approximately $904 under our current $1,000.0 share repurchase program. As noted previously, in October 2007 the Board of Directors authorized the repurchase of $2,000.0 of our common stock over a five-year period, following completion of our current $1,000.0 share repurchase program.

We increased our quarterly dividend payments to $.185 per share in 2007 from $.175 per share in 2006.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of September 30, 2007.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $813.8 outstanding under this program as of September 30, 2007.

We also maintain a one-year Japanese yen 11.0 billion ($95.1 at the exchange rate on September 30, 2007) uncommitted credit facility and a one-year Euro 50 million ($70.6 at the exchange rate on September 30, 2007) uncommitted credit facility. In August 2007, we entered into an amendment of our one-year Japanese yen 11.0 billion uncommitted credit facility with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The amendment provides for the extension of the yen credit facility until August 2008. At September 30, 2007, $95.1 (Japanese yen 11.0 billion) and $31.8 (Euro 22.5 million) were outstanding under the yen credit facility and Euro credit facility, respectively.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At September 30, 2007 and December 31, 2006, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at September 30, 2007 was approximately 60% and at December 31, 2006 was approximately 50%.

In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 that expire in the first quarter of 2008. The locks have been designated as cash flow hedges and are being used to hedge exposure to a possible rise in interest rates, as we expect to issue long-term debt to refinance our commercial paper prior to the expiration of the locks.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable

AVON PRODUCTS, INC.

current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

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

•

our ability to realize the anticipated benefits (including our projections concerning future revenue and operating margin increases) from our multi-year restructuring initiatives or other strategic initiatives on the time schedules or in the amounts that we expect, and our plans to invest these anticipated benefits ahead of future growth;

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

•

our ability to successfully transition our business in China in connection with the resumption of direct selling in that market, our ability to operate using the direct selling model permitted in that market and our ability to retain and increase the number of Active Representatives there over a sustained period of time;

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at September 30, 2007 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Repurchases

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/07 – 7/31/07	3,291,932		$38.85	3,291,932	$114,324,000
8/1/07 – 8/31/07	326,781	(2)	34.65	291,600	104,303,000
9/1/07 – 9/30/07	243,140	(3)	34.56	243,100	95,902,000

Total	3,861,853			3,826,632

(1)

All of the shares purchased during the third quarter as part of our $1.0 billion share repurchase program, publicly announced on February 1, 2005, consist of shares purchased in open-market transactions. The program commenced on August 16, 2005 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 31, 2010.

(2)

Includes share repurchases under our publicly announced program and 35,181 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)

Includes share repurchases under our publicly announced program and 40 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: October 30, 2007	/S/ Richard S. Foggio
Richard S. Foggio
Group Vice President, and Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

EXHIBIT INDEX

10.1	Amendment No. 1 to Loan Agreement, dated as of August 6, 2007, by and between Avon Products, Inc. and the Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 7, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002