Form 10-K
period 2007-12-31
AVON PRODUCTS INC
filed 2008-02-21
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2007 (the last business day of our most recently completed second quarter) was $15.9 billion.

The number of shares of Common Stock (par value $.25) outstanding at January 31, 2008, was 426,767,320.

Documents Incorporated by Reference

Parts II and III - Portions of the registrant’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of and realize the projected benefits (in the amounts and time schedules we expect) from our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification program, sales and operation planning process, strategic sourcing initiative, outsourcing strategies, zero-overhead-growth philosophy and cash management, tax, foreign currency hedging and risk management strategies;

•

our ability to realize the anticipated benefits (including our projections concerning future revenue and operating margin increases) from our multi-year restructuring initiatives or other strategic initiatives on the time schedules or in the amounts that we expect, and our plans to invest these anticipated benefits ahead of future growth;

•	the possibility of business disruption in connection with our multi-year restructuring initiatives or other strategic initiatives;

•	our ability to realize sustainable growth from our investments in our brand and the direct-selling channel;

•	a general economic downturn or recession in one or more of our geographic regions such as North America;

•	the inventory obsolescence and other costs associated with our product line simplification program;

•	our ability to effectively implement initiatives to reduce inventory levels;

•	our ability to achieve growth objectives, particularly in our largest markets and new and emerging markets;

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

•

our ability to successfully transition our business in China in connection with the resumption of direct selling in that market, our ability to operate using the direct-selling model permitted in that market and our ability to retain and increase the number of Active Representatives there over a sustained period of time;

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

•

our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase Representative productivity, to improve Internet-based tools for our Representatives, and to compete with other direct- selling organizations to recruit, retain and service Representatives;

•

the impact of the seasonal nature of our business, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in our material pending and future litigations;

•	our ratings and our access to financing and ability to secure financing at attractive rates; and

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations.

We undertake no obligation to update any such forward-looking statements.

PART I

Dollars in Millions

ITEM 1.	BUSINESS

General

We commenced operations in 1886 and were incorporated in the State of New York on January 27, 1916. We are a global manufacturer and marketer of beauty and related products. We conduct our business in the highly competitive beauty industry and compete against other consumer packaged goods (“CPG”) companies to create, manufacture and market beauty and beauty-related products. Our products fall into three product categories: Beauty, which consists of cosmetics, fragrances, skin care and toiletries (“CFT”); Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type.

Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores, department stores), our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations in six regions: North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. We also centrally manage Brand Marketing and Supply Chain organizations. Financial information relating to our reportable segments is included in the “Segment Review” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) on pages 26 through 33 of this 2007 Annual Report on Form 10-K, and in Note 11, Segment Information, on pages F-31 through F-33 of this 2007 Annual Report on Form 10-K. Information about geographic areas is included in Note 11, Segment Information, on pages F-31 through F-33 of this 2007 Annual Report on Form 10-K.

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

We attacked our cost structure, primarily through delayering, and we have reinvested ahead of savings from this and other cost savings initiatives. As part of this effort, we have invested in our direct-selling channel to improve the reward and effort equation for our Representatives. In addition, in our ongoing effort to improve brand competitiveness, we have significantly increased our investment in advertising.

We also increased our spending on product and brand innovation. In 2007, we launched several new products, including Anew Ultimate Age Repair Night Cream and Elixir, Christian Lacroix fragrances and Imari Seduction. In 2007, we also implemented a comprehensive strategy to reposition and rebrand our color line, including product innovation (such as Uplifting Mascara and Ultra Color Rich Lipstick), upgraded packaging, a significant increase in advertising, improved merchandising, and new brochure executions. We have also forged alliances for our color and fragrance lines including alliances with Jillian Dempsey, Jennifer Hudson, Derek Jeter, Christian Lacroix and Cynthia Rowley. In 2007, we also launched a global integrated marketing campaign, called “Hello Tomorrow,” supporting both the brand and the direct-selling channel. As part of “Hello Tomorrow,” we signed actress Reese Witherspoon to a multi-year contract as Avon’s Global Ambassador. Additionally, we expect to continue to reallocate the time our research and development department spends towards innovation and away from promotional items.

As stated above, we are also investing in our direct-selling channel to improve the reward and effort equation for our Representatives (Representative Value Proposition or “RVP”). We have committed significant investment for extensive research to determine the payback on advertising and field tools and actions, and the optimal balance of these tools and actions in our key markets. We have undertaken these investments in proprietary direct-selling analytics to better understand the drivers of value for our Representatives. During 2007, we enhanced RVP through continued implementation of our Sales Leadership program, which is described below, increased incentives spending, web enablement and the launch of more frequent selling opportunities in Central and Eastern Europe. In 2008, we will continue to look for ways to improve the earnings opportunity for Representatives through various means, including the following:

•	Evaluating optimum discount structures in select markets;

•	Continuing the roll-out of our Sales Leadership Program, which offers Representatives an enhanced career opportunity;

•	Strategically examining the fee structure and brochure costs to enhance Representative economics;

•	Recalibrating the frequency of campaigns to maximize Representative selling opportunities; and

•	Applying the optimal balance of advertising and field investment in our key markets.

While the reward and effort equation will be different within our global portfolio of businesses, we believe that web enablement is a key element to reduce Representative effort worldwide. We will continue to focus on improving Internet-based tools for our Representatives.

In 2006, we launched a product line simplification (“PLS”) program, which included an analysis of our product line, to develop a smaller range of better performing, more profitable products. The overall goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products. During 2007, we completed the analysis of our product portfolio, concluded on the appropriate product assortment going forward and made decisions regarding the ultimate disposition of products that will no longer be part of our improved product assortment. There will be no further PLS inventory charges.

Additionally, during March 2007, we launched the first phase of our strategic sourcing initiative (“SSI”). This initiative is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are working towards shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort which leverages our volumes, allows our suppliers to benefit from economies of scale, utilizes sourcing best practices and processes, and better matches our suppliers’ capabilities with our needs. Beyond lower costs, our goals from SSI include improving asset management, service for Representatives and vendor relationships. We have also begun the implementation of a Sales and Operating Planning process that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

We have institutionalized a zero-overhead-growth philosophy that aims to offset inflation through productivity improvements. These improvements in productivity will come primarily from SSI, described above, and our restructuring initiatives, described below.

Additional information regarding our inventory is included in the “Provisions for Inventory Obsolescence” and “Liquidity and Capital Resources” sections within MD&A on pages 22 and 34 through 37 of this 2007 Annual Report on Form 10-K.

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005 we announced a multi-year restructuring plan under which we expected to incur total restructuring charges and other costs to implant our restructuring initiatives in the range of $500. During the fourth quarter of 2007, we announced the final initiatives of our restructuring plan. We now expect to record total restructuring charges and other costs to implement our restructuring initiatives of approximately $530 before taxes, of which we have recorded $443.6 through 2007. We expect to record a majority of the remaining costs by the end of 2009. We now expect to achieve annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012, compared to our original estimate of in excess of $300. We expect the savings to reach approximately $300 in 2009. Specific actions approved as restructuring initiatives included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

•

the phased outsourcing of certain services, including certain finance, information technology, human resource and customer service processes, and the move of certain services from markets to lower cost shared service centers;

•	the restructure of certain international direct-selling operations;

•	the realignment of certain distribution and manufacturing operations, including the realignment of certain of our North America and Latin America distribution operations;

•	the automation of certain distribution processes;

•

the exit of certain unprofitable operations, including the closure of the Avon Salon & Spa, the closure of our operations in Indonesia, the exit of a product line in China and the exit of the beComing product line in the U.S.; and

•	the reorganization of certain functions, primarily sales-related organizations.

Distribution

We presently have sales operations in 66 countries and territories, including the U.S., and distribute our products in 48 more. Unlike most of our competitors, which sell their products through third party retail establishments (i.e. drug stores, department stores), Avon primarily sells its products to the ultimate consumer through the direct-selling channel. In Avon’s case, sales of our products are made to the ultimate consumer principally through the direct selling by approximately 5.4 million active independent Avon Representatives, approximately 459,000 of whom are in the U.S. Representatives are independent contractors, not employees of Avon. Representatives earn a profit by purchasing products at a discount from a published brochure price directly from us and selling them to their customers, the ultimate consumer of Avon’s products. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.

A Representative contacts customers directly, selling primarily through the Avon brochure, which highlights new products and special promotions for each sales campaign. In this sense, the Representative, together with the brochure, are the “store” through which Avon products are sold. A brochure introducing a new sales campaign is usually generated every two weeks in the U.S. and every two to four weeks for most markets outside the U.S. Generally, the Representative forwards an order for a campaign to us using the mail, the Internet, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for his or her own account. A Representative generally receives a refund of the full price the Representative paid for a product if the Representative chooses to return it.

We employ certain electronic order systems to increase Representative support, which allow a Representative to run her or his business more efficiently, and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with Avon. In addition, in the U.S., Representatives can further build their own Avon business through personalized web pages developed in association with us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about Avon.

In the U.S. and selected other markets, we also market our products through consumer websites (www.avon.com in the U.S.). These sites provide a purchasing opportunity to consumers who choose not to purchase through a Representative.

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

The recruiting or appointing and training of Representatives are the primary responsibilities of District Sales or Zone Managers and Sales Leadership Representatives. In most markets, District Sales or Zone Managers are employees of Avon and are paid a salary and a sales incentive based primarily on the increase over the prior year’s sales by Representatives in their district, while in other markets, those responsibilities are handled by independent contractors. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level compensation program which gives Representatives, known as Sales Leadership Representatives, the opportunity to obtain earnings from commissions based on sales made by Representatives they have recruited and trained, as well as from their own sales of Avon products. This program limits the number of levels on which commissions can be earned to three and continues to focus on individual product sales by Sales Leadership Representatives. Development of the Sales Leadership program throughout the world is one part of our long-term growth strategy. As described above, the Representative is the “store” through which we primarily sell our products and given the high rate of turnover among Representatives (a common characteristic of direct selling), it is critical that we recruit and retain Representatives on a continuing basis in order to maintain and grow our business. As part of our four-point turnaround plan, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing Representatives, as well as training and developing our direct-selling executives.

As part of our effort to recruit and retain Representatives on a continuing basis, we have also allocated significant incremental investment to grow our Representative base, to increase the frequency with which the Representatives order and the size of the order and have undertaken extensive research to determine the pay back on specific advertising and field tools and actions and the optimal balance of these tools and actions in key markets, as described above. In addition to a research and marketing intelligence staff, we have employed both internal and external statisticians to develop proprietary fact-based regression analyses using Avon’s vast product and sales history.

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

Promotion and Marketing

Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television and print advertising are used. In addition, we seek to motivate our Representatives through the use of special incentive programs that reward superior sales performance. Avon has allocated significant investment to understand the financial return of such field incentives. Periodic sales meetings with Representatives are conducted by the District Sales Managers or Zone Managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

A number of merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, and the promotion of products packaged as gift items. In general, for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered as special promotions or are given particular prominence in the brochure. A key current priority for our merchandising is to expand the use of pricing and promotional models to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.

As previously discussed, we significantly increased spending on advertising during 2007 and 2006. During 2007, we launched “Hello Tomorrow,” our first global, integrated marketing campaign, supporting both the brands in our core beauty product lines and the direct-selling channel. We have increased our investments in upgrading the quality and size of our brochure in many markets. We also increased the number of promotional treatments such as cut out and oversized folded pages. We expect this to be an ongoing investment to strengthen our beauty image worldwide and drive sales positively.

From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special promotions or other special price offers. We expect our pricing flexibility and broad product lines to mitigate the effect of these regulations.

Competitive Conditions

We face competition from various products and product lines both domestically and internationally. The beauty and beauty-related products industry is highly competitive and the number of competitors and degree of competition that we face in this industry varies widely from country to country. Worldwide, we compete against products sold directly to consumers by other direct-selling and direct-sales companies and through the Internet, and against products sold through the mass market and prestige retail channels.

Specifically, due to the nature of the direct-selling channel, Avon competes on a regional, often country-by-country basis, with its direct-selling competitors. Unlike most other beauty companies, we compete within a distinct business model where providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. As a result, in contrast to a typical CPG company which operates within a broad-based consumer pool, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.

Within the broader CPG industry, we principally compete against large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. In addition, we compete against many other companies that manufacture and sell more narrow CFT product lines sold through retail establishments.

We also have many competitors in the gift and decorative products and apparel industries globally, including retail establishments, principally department stores, gift shops and specialty retailers, and direct-mail companies specializing in these products.

Our principal competition in the fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through retail establishments.

We believe that the personalized customer service offered by our Representatives; the amount and type of field incentives we offer our Representatives on a market-by-market basis; the high quality, attractive designs and prices of our products; the high level of new and innovative products; our easily recognized brand name and our guarantee of satisfaction are significant factors in establishing and maintaining our competitive position.

International Operations

Our international operations are conducted primarily through subsidiaries in 65 countries and territories outside of the U.S. In addition to these 65 countries and territories, our products are distributed in 48 other countries and territories through distributorships.

Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

See the sections “Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal and regulatory risks” and “Risk Factors - We are subject to other risks related to our international operations, including exposure to foreign currency fluctuations” in Item 1A on page 10 of this 2007 Annual Report on Form 10-K.

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

As described previously, we have begun implementing SSI to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are working towards shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort.

We are also implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases over the next several years. We completed implementation in certain significant markets, and will continue to roll-out the ERP system over the next several years.

See Item 2, Properties, for additional information regarding the location of our principal manufacturing facilities.

Product Categories

Each of our three product categories account for 10% or more of consolidated net sales. The following is the percentage of net sales by product category for the years ended December 31:

	2007	2006	2005
Beauty	70%	70%	69%
Beauty Plus	19%	19%	19%
Beyond Beauty	11%	11%	12%

Trademarks and Patents

Our business is not materially dependent on the existence of third-party patent, trademark or other third-party intellectual property rights, and we are not a party to any ongoing material licenses, franchises or concessions. We do seek to protect our key proprietary technologies by aggressively pursuing comprehensive patent coverage in major markets. We protect our Avon name and other major proprietary trademarks through registration of these trademarks in the markets where we sell our products, monitoring the markets for infringement of such trademarks by others, and by taking appropriate steps to stop any infringing activities.

Seasonal Nature of Business

Our sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT, gift and decorative products, apparel, and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is, by its nature, difficult to forecast. Fourth quarter revenue was approximately 31% of total revenue in both 2007 and 2006, and fourth quarter operating profit was approximately 26% and 37% of total operating profit in 2007 and 2006, respectively. The fourth quarter operating profit comparison between 2007 and 2006 was impacted by costs to implement our restructuring initiatives and costs related to our PLS program. The fourth quarter of 2007 includes $100.9 of costs to implement our restructuring initiatives and $103.7 of costs related to our PLS program, whereas the fourth quarter of 2006 includes cost to implement our restructuring initiatives of $43.7 and $41.6 of costs related to our PLS program.

Research and Product Development Activities

New products are essential to growth in the highly competitive cosmetics industry. Our research and development department’s efforts are significant to developing new products, including formulating effective beauty treatments relevant to women’s needs, and redesigning or reformulating existing products. To increase our brand competitiveness, we have increased our focus on new technology and product innovation to deliver first-to-market products that deliver visible consumer benefits.

Our global research and development facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have satellite research facilities located in Brazil, China, Japan, Mexico and Poland.

In 2007, our most significant product launches included Anew Ultimate Age Repair Night Cream and Elixir, Christian Lacroix fragrances, Imari Seduction and Avon Color cosmetics, including Uplifting Mascara and Ultra Color Rich Lipstick.

The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $71.8 in 2007, $65.8 in 2006, and $64.2 in 2005. This research included the activities of product research and development and package design and development. Most of these activities were related to the development of CFT products.

Environmental Matters

In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect upon the capital expenditures, financial position or competitive position of Avon.

Employees

At December 31, 2007, we employed approximately 42,000 employees. Of these, approximately 6,100 were employed in the U.S. and 35,900 in other countries.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are and have been throughout 2007, available without charge on our investor website

(www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, N.E. Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in this 2007 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Our success depends on our ability to execute fully our global business strategy.

Our ability to implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•	implement our multi-year restructuring plan and achieve anticipated savings from the initiatives under this plan;

•	increase our beauty sales and market share, and strengthen our brand image;

•	realize anticipated cost savings and reinvest such savings effectively in consumer-oriented investments and other aspects of our business;

•	implement appropriate product mix and pricing strategies, including our PLS program and achieve anticipated benefits from these strategies;

•	implement enterprise resource planning and SSI and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•	implement our outsourcing strategies;

•	implement initiatives to reduce inventory levels;

•	maintain appropriate cash flow levels and implement cash management, tax, foreign currency hedging and risk management strategies;

•	implement our Sales Leadership program globally, recruit Representatives, enhance the Representative experience and increase their productivity through investments in the direct selling channel;

•

reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as acquisitions, joint ventures and strategic alliances with other companies; and

•	estimate and achieve our projections concerning future revenue and operating margin increases.

There can be no assurance that any of these initiatives will be successfully and fully executed in the amounts or within the time periods that we expect.

We may experience difficulties, delays or unexpected costs in completing our multi-year turnaround plan, including achieving the anticipated savings of our multi-year restructuring initiatives.

In November 2005, we announced a multi-year turnaround plan as part of a major drive to fuel revenue growth and expand profit margins, while increasing consumer investments. As part of the turnaround plan, restructuring initiatives include: enhancement of organizational effectiveness, implementation of a global manufacturing strategy through facilities realignment, additional supply chain efficiencies in the areas of procurement and distribution and streamlining of transactional and other services through outsourcing and moves to low-cost countries. We may not realize, in full or in part, the anticipated savings from one or more of these initiatives, and other events and circumstances, such as difficulties, delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated savings. If we are unable to realize these savings, our ability to continue to fund planned advertising, market intelligence, consumer research and product innovation initiatives may be adversely affected. In addition, our plans to invest these savings ahead of future growth means that such costs will be incurred whether or not we realize these savings. Finally, the costs to implement the restructuring initiatives are expected to be approximately $530 million before taxes, of which the Company has recorded $443.6 through 2007.

We are also subject to the risk of business disruption in connection with our multi-year restructuring plan, which could have a material adverse effect on our business, financial condition and operating results.

There can be no assurance that we will be able to achieve our growth objectives.

There can be no assurance that we will be able to achieve profitable growth in the future. In developed markets, such as the U.S., we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we have higher growth targets. Our growth overall is also subject to the strengths and weakness of our individual markets, including our international markets. Our ability to increase revenue and earnings depends on numerous factors, and there can be no assurance that our current or future business strategies will lead to such increases.

Our business is conducted worldwide primarily in one channel, direct selling.

Our business is conducted worldwide, primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through 5.4 million independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. As a result, in order to maintain our business and grow our business in the future, we need to retain and recruit Representatives on a continuing basis. If consumers change their purchasing habits, such as by reducing purchases of beauty and related products from Representatives or buying beauty and related products in channels other than in direct selling, this could reduce our sales and have a material adverse effect on our business, financial condition and results of operations. If our competitors establish greater market share in the direct-selling channel, our business, financial condition and operating results may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, financial condition and operating results may be adversely affected.

We face significant competition.

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold directly to consumers by other direct-selling and direct-sales companies and through the Internet, and against products sold through the mass market and prestige retail channels.

Within the direct selling channel, we compete on a regional, often country-by-country basis, with our direct-selling competitors. There are also a number of direct-selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. Unlike most other beauty companies, we compete within a distinct business model where providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical CPG company which operates within a broad-based consumer pool, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.

Direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or “better deal” than that offered by the competition. Representatives are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as “field incentives” in the direct selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the better payback. As the largest and oldest beauty direct seller, Avon’s business model and strategies are often highly sought after, particularly by smaller local and more nimble competitors who seek to capitalize on our investment and experience. As a result, we are subject to significant competition for the recruitment of Representatives from other direct selling or network marketing organizations. It is therefore continually necessary to recruit and retain new Representatives and if we are unable to do so our business will be adversely affected.

Within the broader CPG industry, we compete against large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. In addition, we compete against many other companies that manufacture and sell in more narrow CFT product lines sold through retail establishments. This industry is highly competitive, and some of our principal competitors in the CPG industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer. We have many competitors in the highly competitive gift and decorative products and apparel industries globally, including retail establishments, principally department stores, gift shops and specialty retailers, and direct-mail companies specializing in these products. Our principal competition in the highly competitive fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through retail establishments.

The number of competitors and degree of competition that we face in this beauty and related products industry varies widely from country to country. If our advertising, promotional, merchandising or other marketing strategies are not successful, if we are unable to deliver new products that represent technological breakthroughs, if we do not successfully manage the timing of new product introductions or the profitability of these efforts, or if for other reasons our Representatives or end customers perceive competitors’ products as having greater appeal, then our sales and financial results may suffer.

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

For example, in 1998, the Chinese government banned direct selling but, subsequently in April 2005, the Chinese government granted approval for us to proceed with a limited test of direct selling in certain areas. The Chinese government later issued direct-selling regulations in late 2005, and we were granted a direct-selling license by China’s Ministry of Commerce in late February 2006, which has allowed us to commence direct selling under such regulations. However, there can be no assurance that these and other regulations and approvals will not be rescinded, restricted or otherwise altered, which may have a material adverse effect on our direct selling business in China. There can be no assurance that we will be able to successfully transition our business in China in connection with the resumption of direct selling in that market and successfully operate using the direct-selling model currently in place or that may be subsequently permitted in that market, or that we will experience growth in that or other emerging markets. The introduction of new channels in our business, such as the direct selling channel in China, may also negatively impact existing sales. We may encounter similar political, legal and regulatory risks in Central and Eastern Europe, Latin America, Asia Pacific, and the Middle East and Africa.

We are also subject to changes in other foreign laws, rules, regulations or policies, such as restrictions on trade, import and export license requirements, tariffs and taxes. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the U.S., but such regulations are in the early stages of development and it is not possible to gauge the impact or the effective date at this time.

We are subject to other risks related to our international operations, including exposure to foreign currency fluctuations.

We operate globally, through operations in various locations around the world, and derive approximately 78% of our consolidated revenue from our operations outside of the U.S. One risk associated with our international operations is the possibility that a foreign government may impose new currency remittance restrictions. Another risk associated with our international operations is that the functional currency for most of our international operations is the applicable local currency. Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, results of operations and financial condition.

A general economic downturn, a recession in one or more of our geographic regions or sudden disruption in business conditions may affect consumer purchases of discretionary items, including beauty and related products, which could adversely affect our business.

Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions such as North America or a sudden disruption of business conditions in those economies, could adversely affect our business.

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

Third-party suppliers provide, among other things, the raw materials used to manufacture our CFT products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.

We manufacture and package almost all of our CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers for our CFT products. Almost all of our non-CFT products are purchased from various suppliers. Additionally, we produce the brochures that are used by Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our CFT products, the purchasing of our non-CFT products or the production of our brochures. This risk may be exacerbated by SSI, which will shift our purchasing strategy toward a globally- coordinated effort. Furthermore, increases in the costs of raw materials may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.

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

Our success depends, in part, on the quality and safety of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our Representatives’ or end customers’ standards, our relationship with our Representatives or end customers could suffer, we could need to recall some of our products, our reputation or the appeal of our brand could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our information technology systems may be susceptible to disruptions.

We employ information technology systems to support our business, including systems to support financial reporting, an enterprise resource planning system which we are implementing on a worldwide basis, and an internal communication and data transfer network. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection and invoicing systems and on-line training. We have Internet sites in many of our markets, including business-to-business sites to support Representatives. We have undertaken initiatives to increase our reliance on employing information technology systems to support our Representatives, as well as initiatives, as part of our multi-year restructuring program, to outsource certain services, including the provision of global human resources information technology systems to our employees and other information technology processes. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operation.

Our success depends, in part, on our key personnel.

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. This risk may be exacerbated by the uncertainties associated with the implementation of our multi-year restructuring plan.

Our ability to anticipate and respond to market trends and changes in consumer preferences could affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and related products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. If we are unable to anticipate and respond to trends in the market for beauty and related products and changing consumer demands, our financial results will suffer. This risk may be exacerbated by our product line simplification (“PLS”) program, which will lead to significant changes to our product offerings.

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

The market for our products depends to a significant extent upon the value associated with our patents and trademarks. We own the material patents and trademarks used in connection with the marketing and distribution of our major products both in the U.S. and in other countries where such products are principally sold. Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, there can be no assurance with respect to the rights associated with such intellectual property in those countries. In addition, the laws of certain foreign countries, including many emerging markets, such as China, may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our patents and trademarks may be substantial.

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

Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. During the fiscal year ended December 31, 2007, we contributed $101.6 to the plans.

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

Other principal properties outside the U.S. measuring 50,000 square feet or more include the following:

•	two distribution centers for primary use in North America operations (other than in the U.S.);

•	five manufacturing facilities, ten distribution centers and three administrative offices in Latin America;

•	four manufacturing facilities in Europe, primarily servicing Western Europe, Middle East & Africa and Central & Eastern Europe;

•	six distribution centers and four administrative offices in Western Europe, Middle East & Africa;

•	two distribution centers and two administrative offices in Central & Eastern Europe;

•	three manufacturing facilities, four distribution centers, and two administrative offices in Asia Pacific; and

•	two manufacturing facilities and five distribution centers in China.

Of all the properties listed above, 32 are owned and the remaining 32 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.

We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.

In January 2007, we announced plans to realign certain North America distribution operations. This initiative includes the building of a new distribution center in Zanesville, Ohio, that is expected to open in 2009. We will phase-out our current distribution branches in Newark, DE and Glenview, IL with the closures expected to be completed by mid-2009 and mid-2010, respectively.

In January 2008, we announced plans to realign certain Latin America distribution and manufacturing operations. We plan to build a new distribution center in Brazil that is expected to open in 2010. We will phase-out our current distribution center in Sao Paulo, Brazil during 2011. We also plan to close our manufacturing facility in Guatemala in late 2008 and transfer production to our existing facility in Mexico.

ITEM 3.	LEGAL PROCEEDINGS

Reference is made to Note 14, Contingencies, on pages F-37 through F-40 of this 2007 Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Avon’s Common stock

Avon’s Common Stock is listed on the New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2007, there were approximately 18,399 record holders of Avon’s Common Stock. We believe that there are many additional shareholders who are not “shareholders of record” but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of Avon’s Common Stock, in dollars, for 2007 and 2006 were as follows:

	2007			2006
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$40.13	$32.55	$0.185	$32.43	$26.78	$0.175
Second	41.85	36.13	0.185	33.26	29.53	0.175
Third	40.66	31.95	0.185	33.08	26.16	0.175
Fourth	42.51	35.92	0.185	34.25	28.99	0.175

Stock Performance Graph

Assumes $100 invested on December 31, 2002 in Avon’s common stock, the S&P 500 Index and the Industry Composite. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2002	2003	2004	2005	2006	2007
Avon	$100.00	$127.07	$147.79	$111.18	$131.69	$160.69
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Industry Composite (2)	100.00	117.11	131.87	137.13	157.35	181.53

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Industry Composite includes Alberto-Culver, Clorox, Colgate–Palmolive, Estée Lauder, Kimberly Clark, Procter & Gamble and Revlon.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of Avon Common Stock during the fourth quarter of 2007:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs
10/1/07 – 10/31/07	460,374	(2)	$37.87	459,500	$2,078,497,000
11/1/07 – 11/30/07	1,277,785	(3)	40.68	1,276,400	2,026,559,000
12/1/07 – 12/31/07	984,734	(4)	40.07	984,375	1,987,114,000

Total	2,722,893			2,720,275

(1)

All of the shares were purchased in open-market transactions as part of Avon’s (i) $1.0 billion share repurchase program, publicly announced on February 1, 2005, and completed on December 17, 2007, and (ii) $2.0 billion share repurchase program, publicly announced on October 11, 2007. The $2.0 billion share repurchase program commenced on December 17, 2007, upon the completion of the previous $1.0 billion share repurchase program, and is scheduled to expire on December 17, 2012.

(2)

Includes share repurchases under our publicly announced programs and 874 shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)

Includes share repurchases under our publicly announced programs and 1,385 shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4)

Includes share repurchases under our publicly announced programs and 359 shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the “Equity Compensation Plan Information” section of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes.

	2007 (1)	2006 (2)	2005 (3)	2004	2003
Income Data
Total revenue	$9,938.7	$8,763.9	$8,149.6	$7,747.8	$6,845.1
Operating profit (4)	872.7	761.4	1,149.0	1,229.0	1,042.8
Net income	530.7	477.6	847.6	846.1	664.8
Diluted earnings per share (5)	$1.21	$1.06	$1.81	$1.77	$1.39
Cash dividends per share	$0.74	$0.70	$0.66	$0.56	$0.42
Balance Sheet Data
Total assets	$5,716.2	$5,238.2	$4,761.4	$4,148.1	$3,562.3
Debt maturing within one year	929.5	615.6	882.5	51.7	244.1
Long-term debt	1,167.9	1,170.7	766.5	866.3	877.7
Total debt	2,097.4	1,786.3	1,649.0	918.0	1,121.8
Shareholders’ equity	711.6	790.4	794.2	950.2	371.3

(1)

In 2007, we recorded restructuring charges and other costs to implement the restructuring initiatives totaling $158.3 related to our multi-year restructuring plan announced during 2005. We also recorded charges totaling $187.8, including $167.3 of inventory obsolescence expense, related to our product line simplification program (“PLS”). We also recorded a decrease of $18.3 to shareholders’ equity from the initial adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”).

(2)

In 2006, we recorded restructuring charges and other costs to implement the restructuring initiatives totaling $228.8 related to our multi-year restructuring plan announced during 2005. We also recorded charges totaling $81.4, including $72.6 of inventory obsolescence expense, related to our PLS program. We also recorded decreases of $232.8 and $254.7 to total assets and shareholders’ equity, respectively, from the initial adoption of Statement of Financial Accounting Standards (“ SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”).

(3)	In 2005, we recorded restructuring charges and other costs to implement the restructuring initiatives totaling $56.5 related to our multi-year restructuring plan announced during 2005.

(4)

We adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Operating profit includes charges related to share-based compensation of $61.6, $62.9, $10.1, $8.8 and $6.6 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(5)	For purposes of calculating diluted earnings per share for the year ended December 31, 2003, after-tax interest expense of $5.7 applicable to convertible notes, has been added back to net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct-selling channel. We presently have sales operations in approximately 66 countries and territories, including the U.S., and distribute products in approximately 48 more. Our reportable segments are based on geographic operations in six regions: North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. We centrally manage global Brand Marketing and Supply Chain organizations. Product categories consist of: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.4 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the U.S., we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we seek to achieve higher growth targets.

Revenue grew in every segment during 2007. We continued to experience strong growth in emerging and developing markets, including Brazil, China, Colombia, Russia, Turkey and Venezuela. We have also experienced growth in developed markets, such as the U.S. and the U.K. Revenue in China increased significantly due to the continued roll-out of direct selling. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

In 2005, we launched a comprehensive multi-year turnaround plan, described below, which seeks to take costs out of our business and reinvest those savings in initiatives that we expect to generate revenues as well as increase profitability over the long run. As part of this turnaround plan, we invested ahead of savings and incurred incremental costs, including investments in advertising and the Representative Value Proposition (“RVP”), as well as costs to implement restructuring and costs related to our product line simplification (“PLS”) program. Operating margins for the years 2007 and 2006 were negatively impacted by these costs associated with our turnaround plan.

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

Our turnaround plan has continued to gain traction and deliver results. During 2007, revenues increased 13%, Active Representatives increased 9%, with increases in all segments, and sales from each of our product categories increased, with products in the Beauty category increasing 15%, fueled by higher investments in advertising and RVP and benefiting from a shift in research and development investment to innovation. Beauty sales have also benefited from a modest improvement in both the frequency and depth of discounting. The advertising and RVP investments were substantially funded by savings from restructuring initiatives and other cost savings initiatives.

In our ongoing effort to improve brand competitiveness, we increased our investment in advertising by 83% in 2006 and 48% in 2007. Advertising investments were $368.4, $248.9 and $135.9 during 2007, 2006 and 2005, respectively. Approximately 60% of the incremental spending was allocated to China, Brazil, Russia and the U.S. The advertising investments supported new product launches, such as Anew Ultimate Age Repair Night Cream and Elixir, Christian Lacroix fragrances, Imari Seduction and Avon Color cosmetics, including Uplifting Mascara, and Ultra Color Rich Lipstick, as well as support for “Hello Tomorrow,” Avon’s first global, integrated marketing campaign, supporting both the brand and direct selling channel. Advertising investments also included advertising to recruit Representatives.

Representative Value Proposition

As part of the RVP, we also continued to invest in our direct-selling channel to improve the reward and effort equation for our Representatives. We have allocated significant investments in proprietary direct selling analytics to better understand the drivers of value for our Representatives. We measure our investment in RVP as the incremental cost to provide these value-enhancing initiatives. In 2007, we invested approximately $121 incrementally to enhance RVP through continued implementation of our Sales Leadership program, increased incentives spending, web enablement, improved commissions, and the launch of more frequent selling opportunities in Central and Eastern Europe. Investing in RVP will continue to be a key strategy.

Product Line Simplification

During 2006, we began to analyze our product line, under our PLS program, to develop a smaller range of better performing, more profitable products. The overall goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products. During the fourth quarter of 2007, we completed the analysis of our product portfolio, concluded on the appropriate product assortment going forward and made decisions regarding the ultimate disposition of products that will no longer be part of our improved product assortment (such as selling at a discount, donation, or destruction). As a result of these decisions, we recorded costs during the fourth quarter of 2007 of $103.7 related to our PLS program, which includes incremental inventory obsolescence expense of $99.2. We incurred costs of $187.8 related to our PLS program for full year 2007, which includes incremental inventory obsolescence expense of $167.3. We have incurred total PLS costs of $269.2 ($187.8 in 2007 and $81.4 in 2006). There will be no further PLS inventory charges. See the “Provisions for Inventory Obsolescence” section of MD&A on page 22 of the Annual Report on Form 10-K.

We expect that sales and marketing benefits will account for approximately 85% of our projected benefits. Improving our product assortment will allow us to increase exposure and improve presentation of the remaining products within our brochure, which is expected to yield more pleasurable consumer shopping experiences, easier Representative selling experiences, and greater sales per brochure page. A second source of benefits from PLS results from “transferable demand.” Transferable demand refers to the concept that when products with redundant characteristics are removed from our product assortment, some demand from the eliminated products will transfer to the remaining products that offer similar or comparable product characteristics. As part of PLS, when we identify products that have sufficient overlap of characteristics, we will eliminate the products with the lowest profitability and we expect the products that we retain will generate more profit. A third source of benefits from PLS is less price discounting. As we implement operating procedures under PLS, we anticipate introducing fewer new products and lengthening the lifecycle of products in our offering, which we expect will lead to less aggressive price discounting over a product’s life cycle.

In addition to the benefits above, we also expect supply chain benefits to account for approximately 15% of our projected benefits. We expect improvements to cost of sales once PLS is fully implemented, primarily from a reduction in inventory obsolescence expense as a result of better managed inventory levels, lower variable spending on warehousing, more efficient manufacturing utilization and lower purchasing costs. We also expect operating expenses to benefit from a reduction in distribution costs and benefits to inventory productivity.

We expect to realize annualized benefits in excess of $200 by the end of 2009, with a full year of benefit in 2010. We expect to begin to realize initial benefits in the second half of 2008, but the benefits in 2008 are not expected to be large. Annualized benefits, or annualized savings, mean the additional operating profit we expect to realize on a full-year basis every year following full implementation of the respective initiative as compared with the operating profit we would have expected to achieve without having implemented the initiative. We expect to realize benefits of approximately $40 and $120 in 2008 and 2009, respectively, and in excess of $200 in 2010.

Strategic Sourcing Initiative

In March 2007, we launched SSI. This initiative is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort which leverages our volumes, allows our suppliers to benefit from economies of scale, utilizes sourcing best practices and processes, and better matches our suppliers’ capabilities with our needs. Beyond lower costs, our goals from SSI include improving asset management, service for Representatives and vendor relationships. During 2007, we completed an analysis, based on 2006 data, which identified approximately $4,000 of spending to be targeted for cost reductions. Additionally, during 2007, we implemented the first of three waves of this initiative, which has addressed approximately 38% of the identified spending and is expected to generate approximately 45% of the expected benefits. During the fourth quarter of 2007, we launched the second wave of this initiative, which is expected to address 45% of the identified spending and generate approximately 40% of the expected benefits. We realized benefits of approximately $15 from SSI during 2007. We expect to realize approximately 50% of total expected benefits by 2008, with annualized benefits from this initiative in excess of $200 by the end of 2009, with a full year of benefit in 2010. As a result, we expect to realize benefits of approximately $100 and $175 in 2008 and 2009, respectively, and in excess of $200 in 2010.

We have also begun implementation of a Sales and Operating Planning process that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

Zero-Overhead-Growth

We have institutionalized a zero-overhead-growth philosophy that aims to offset inflation through productivity improvements. These improvements in productivity will come primarily from SSI and our restructuring initiatives. We have defined overhead as fixed expenses such as costs associated with our sales and marketing infrastructure, and management and administrative activities. Overhead excludes variable expenses within selling, general and administrative expenses, such as shipping and handling costs and bonuses to our employees in the sales organization, and also excludes consumer and strategic investments that are included in selling, general and administrative expenses, such as advertising, RVP, research and development and brochure costs. While overhead expenses increased slightly during 2007, the increase was due to the negative impact of foreign exchange.

Restructuring Initiatives

In connection with our four-point turnaround plan, in November 2005, we announced a multi-year restructuring plan, under which we expected to incur total restructuring charges and other costs to implement our restructuring initiatives in the range of $500 before taxes. During the fourth quarter of 2007, we announced the final initiatives that are part of our restructuring plan. We now expect to record total restructuring charges and other costs to implement our restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $443.6 ($158.3 in 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the plan, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives. We expect to record a majority of the remaining costs by the end of 2009, approximately $70 and $20 in 2008 and 2009, respectively. We expect our restructuring initiatives to deliver annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012, compared to our original estimate of in excess of $300. We expect the savings to reach approximately $300 by 2009. The actions implemented to date resulted in savings of approximately $230 in 2007, most of which were associated with the delayering program that we completed in 2006, as compared to savings of approximately $100 in 2006.

The costs to implement restructuring initiatives during 2005 through 2007 are associated with specific actions, including:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

•

the phased outsourcing of certain services, including certain finance, information technology, human resource and customer service processes, and the move of certain services from markets to lower cost shared service centers;

•	the restructure of certain international direct-selling operations;

•	the realignment of certain distribution and manufacturing operations, including the realignment of certain of our North America and Latin America distribution operations;

•	the automation of certain distribution processes;

•

the exit of certain unprofitable operations, including the closure of the Avon Salon & Spa, the closure of our operations in Indonesia, the exit of a product line in China and the exit of the beComing product line in the U.S.; and

•	the reorganization of certain functions, primarily sales-related organizations.

See Note 13, Restructuring Initiatives, on pages F-34 through F-37 of this 2007 Annual Report on Form 10-K.

OUTLOOK

We expect that our investments in both the brand and the direct-selling channel will drive sustainable growth. We expect revenue growth to average mid-single-digits over the long term.

While our operating margin during 2006 and 2007 has been impacted by the costs associated with our turnaround plan, we expect our operating margin to be impacted to a much lesser degree in 2008 by these costs. We expect our incremental investments in advertising in 2008 to be more in line with revenue growth and incremental investments in RVP to be slightly ahead of revenue growth. While full-year operating margin improved slightly in 2007 to 8.8% from 2006’s level of 8.7%, it is expected to approach 2005’s level, or approximately 14%, in 2008, due to the projected benefits from and decreased cost related to PLS, other gross margin improvements, projected benefits from

SSI, and projected savings from and decreased costs to implement restructuring. We expect a larger proportion of the benefits from PLS and SSI and savings from restructuring to be realized in the second half of the year. As revenues grow and the savings from restructuring and benefits from PLS and SSI are realized, and we continue to apply a zero-overhead-growth philosophy, operating margin is expected to further expand beginning in 2009.

We saw a decelerating trend in our North American segment revenue in the fourth quarter of 2007, consistent with the general retail environment. This decelerating trend continued into the first quarter of 2008. The revenue trend in our North America segment has been heavily influenced by weakness in our non-Beauty business. Our broad-based geographic portfolio gives us confidence that we can weather macroeconomic pressures and achieve our company-wide revenue and operating margin targets for full year 2008.

As described above, in January 2008, we announced the final initiatives of the restructuring program under our turnaround plan. We also announced that we have completed our analysis of our optimal product portfolio and made decisions on exit strategies for non-optimal products under our PLS program. As we continue to move through our turnaround plan, driving revenue growth and restoring margin growth are our key priorities, with an emphasis on SSI and our philosophy of zero overhead growth. However, since our turnaround plan is a multi-year effort, we still may see some quarterly variability as we move through the turnaround due to the timing of advertising and product launches.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Implemented

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, we recognized an $18.3 increase in the liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. (See Note 6, Income Taxes).

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R, (“SFAS 158”). The adoption of SFAS 158 resulted in a decrease to our shareholders’ equity by $254.7, on an after-tax basis, a decrease to other assets of $232.8, an increase in accrued compensation of $35.5 and a decrease in employee benefit plans liability of $13.4. The adoption of SFAS 158 had no impact on our Consolidated Statement of Income for the years ended December 31, 2007, 2006 and 2005. (See Note 10, Employee Benefit Plans).

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. The impact from the adoption of SFAS 123R during 2006, including restricted stock units granted in connection with design changes to share-based compensation plans related to the adoption, decreased income before taxes and minority interest, net income, basic and diluted earnings per share, and net cash provided by operating activities for the year ended December 31, 2006, by $49.2, $32.4, $.07 and $8.1 respectively, while it increased net cash provided by financing activities by $8.1. (See Note 1, Description of the Business and Summary of Significant Accounting Policies, and Note 8, Share-Based Compensation Plans and Other Long-Term Incentive Plan).

New Accounting Standards to be Implemented

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, for Avon and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 for Avon and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial statements. At December 31, 2007 and 2006, other liabilities included minority interest liabilities of $38.2 and $37.0, respectively.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008 for Avon. In February 2008, the FASB issued Staff Position 157-b, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009, for Avon. We believe the adoption of SFAS 159 will have no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for Avon. We believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

KEY PERFORMANCE INDICATORS

Within the following discussion and analysis, we utilize the key performance indicators (“KPIs”) defined below to assist in the evaluation of our business.

KPI	Definition

Growth in Active Representatives	This indicator is based on the number of Representatives submitting an order in a campaign, totaled for all campaigns in the related period. This amount is divided by the number of billing days in the related period, to exclude the impact of year-to-year changes in billing days (for example, holiday schedules). To determine the growth in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year.

Change in Units	This indicator is based on the gross number of pieces of merchandise sold during a period, as compared to the same number in the same period of the prior year. Units sold include samples sold and product contingent upon the purchase of another product (for example, gift with purchase or purchase with purchase), but exclude free samples.

Inventory Days	This indicator is equal to the number of days of historical cost of sales covered by the inventory balance at the end of the period.

CRITICAL ACCOUNTING ESTIMATES

We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, for a detailed discussion of the application of these and other accounting policies.

Restructuring Reserves

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of FAS No. 112, Employer’s Accounting for Post-Employment Benefits for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, primarily contract termination costs, are accounted for under the provisions of FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. One-time, voluntary benefit arrangements are accounted for under the provisions of FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. We evaluate impairment issues under the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We estimate the expense for these initiatives, when approved by the appropriate corporate authority, by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment of property, plant and equipment, contract termination payments for leases, and any other qualifying exit costs. These estimated costs are grouped by specific projects within the overall plan and are then monitored on a quarterly basis by finance personnel. Such costs represent management’s best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine if and adjustment is required.

Allowances for Doubtful Accounts Receivable

Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside the U.S. The Representative purchases products directly from Avon and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to Avon each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances. Over the past three years, annual bad debt expense has been in the range of $136 to $164, or approximately 1.7% of total revenue. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collectability of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowances for Sales Returns

We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, sales returns have been in the range of $289 to $338, or approximately 3.4% of total revenue. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.

Provisions for Inventory Obsolescence

We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected by management, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $280.6, $179.7 and $93.3 for the years ended December 31, 2007, 2006 and 2005, respectively. As discussed in the Overview section, 2007 and 2006 include inventory obsolescence charges of $167.3 and $72.6, respectively, related to our PLS program and 2006 also includes $20.5 related to our decision to discontinue the sale of heavily discounted excess products.

Pension, Postretirement and Postemployment Benefit Expense

We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and in certain international locations. Additionally, we have unfunded supplemental pension benefit plans for certain current and retired executives (see Note 10, Employee Benefit Plans).

Our calculations of pension, postretirement and postemployment costs are dependent upon the use of assumptions, including discount rates, expected return on plan assets, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2007, we had pretax actuarial losses of $325.2 and $177.7 for the U.S. and non-U.S. plans, respectively, that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss within equity in accordance with SFAS 158, which was adopted December 31, 2006. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension, postretirement and postemployment obligations and future expense.

For 2007, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. plans was 7.5%. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for 2007 for the U.S. plan was 8.0%, which was based on an asset allocation of approximately 33% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 5% to 7% in the long term) and 67% in equity securities (which are expected to earn approximately 8% to 10% in the long term). Historical rates of return on the assets of the U.S. plan for the most recent 10-year and 20-year periods were 6.62% and 9.91%, respectively. In the U.S. plan, our asset allocation policy has favored U.S. equity securities, which have returned 5.8% and 11.97%, respectively, over the 10-year and 20-year periods. The actual rate of return on plan assets in the U.S. was 9.3% and 13.1% in 2007 and 2006, respectively.

The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. plan, were based on the internal rates of return for a portfolio of high quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis was 5.88% at December 31, 2007, and 5.43% at December 31, 2006.

Future effects of pension plans on our operating results will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum payments, investment performance and funding decisions, among other factors. However, given current assumptions (including those noted above), 2008 pension expense related to the U.S. plan is expected to decrease in the range of $2.0 to $4.0.

A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had the following effect on 2007 pension expense:

	Increase/(Decrease) in Pension Expense
	50 basis point Increase	50 basis point Decrease
Rate of return on assets	$(6.0)	$6.0
Discount rate	(10.0)	10.6
Rate of compensation increase	1.6	(1.3)

Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize a net deferred tax asset in the future, in excess of the net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease earnings in the period such determination was made. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when management concludes that these earnings are indefinitely reinvested. Deferred taxes are provided on earnings not considered indefinitely reinvested.

We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances. We file income tax returns in many jurisdictions. In 2008, a number of income tax returns are scheduled to close by statute and it is possible that a number of tax examinations may be completed. If Avon’s filing positions are ultimately upheld, it is possible that the 2008 provision for income taxes may reflect adjustments. Depending on the number of filing positions ultimately upheld, the impact of the adjustments could be significant to 2008 net income.

In accordance with FIN 48, we recognize the benefit of a tax position, if that position is more likely than not being sustained on audit, based on the technical merits of the position. We believe that our assessment of more likely than not is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS - CONSOLIDATED

				Favorable (Unfavorable) %/Point Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Total revenue	$9,938.7	$8,763.9	$8,149.6	13%	8%

Cost of sales	3,941.2	3,416.5	3,113.2	(15)%	(10)%
Selling, general and administrative expenses	5,124.8	4,586.0	3,887.4	(12)%	(18)%

Operating profit	872.7	761.4	1,149.0	15%	(34)%

Interest expense	112.2	99.6	54.1	(13)%	(84)%
Interest income	42.2	55.3	37.3	(24)%	48%
Other expense, net	6.6	13.6	8.0	51%	(70)%

Net income	$530.7	$477.6	$847.6	11%	(44)%

Diluted earnings per share	$1.21	$1.06	$1.81	14%	(41)%
Advertising expenses(1)	$368.4	$248.9	$135.9	(48)%	(83)%
Gross margin	60.3%	61.0%	61.8%	(.7)	(.8)
Selling, general and administrative expenses as a % of total revenue	51.6%	52.3%	47.7%	.7	(4.6)
Operating margin	8.8%	8.7%	14.1%	.1	(5.4)
Effective tax rate	33.0%	31.8%	24.0%	(1.2)	(7.8)
Units sold				7%	2%
Active Representatives				9%	5%

(1)	Advertising expenses are included within selling, general and administrative expenses.

Total Revenue

Total revenue increased 13% in 2007 with growth in all segments. Revenue growth was driven by an increase of 9% in Active Representatives, while foreign exchange contributed 5 percentage points to the revenue growth. An increase in the number of sales campaigns in Central & Eastern Europe had a minimal impact on Active Representative growth.

On a category basis, the 2007 increase in revenue was primarily driven by an increase of 15% in Beauty sales. Within the Beauty category, fragrance increased 20%, color increased 16%, skin care increased 6% and personal care increased 21%. Beauty Plus sales increased 12% and Beyond Beauty sales increased 6%.

Total revenue increased 8% in 2006, as we benefited from the fourth quarter 2005 acquisition of our licensee in Colombia, as that market contributed 3 percentage points to revenue growth. Foreign exchange also contributed 2 percentage points to the revenue growth. Revenue grew in Latin America, Western Europe, Middle East & Africa, Central & Eastern Europe, North America and China. Revenue declined in Asia Pacific.

On a category basis, the 2006 increase in revenue was primarily driven by an increase of 8% in Beauty sales. Within the Beauty category, fragrance increased 12%, color increased 3%, skin care increased 6%, and personal care increased 7%. Beauty Plus sales increased 10% and Beyond Beauty sales increased 3%.

For additional discussion of the changes in revenue by segment, see the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin

Gross margin decreased .7 point in 2007, primarily due to an increase in inventory obsolescence provisions of approximately $100 in 2007 and an unfavorable mix of products sold, partially offset by supply chain efficiencies. As discussed in the Overview section, 2007 and 2006 included incremental inventory obsolescence charges of $167.3 and $72.6, respectively, related to our decision to discontinue the sale of certain products as part of our PLS program. Additionally, 2006 included incremental inventory obsolescence charges of $20.5 related to our decisions to discontinue the sale of certain heavily discounted products. There will be no further PLS inventory charges.

Gross margin decreased .8 point during 2006, primarily due to higher inventory obsolescence provisions, which increased $86.4 in 2006. As discussed in the Overview section, 2006 includes charges related to our PLS program and our decision to discontinue the sale of heavily discounted excess products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during 2007 increased $538.8, primarily due to higher investments in advertising and RVP of approximately $240, higher variable expenses such as freight and commissions from increased sales volume, and increased distribution costs as a percentage of revenue. Partially offsetting the higher expenses were $71.8 of lower costs incurred to implement our restructuring initiatives and savings associated with position eliminations resulting from restructuring initiatives. Additionally, 2007 benefited from a favorable comparison to 2006 which included a one-time charge of $21.0 related to the resolution of a long-standing dispute regarding value-added taxes in the U.K., the recognition of unclaimed sales-related tax credits and a reduction of a reserve for statutory liabilities.

Selling, general and administrative expenses increased $698.6 during 2006, primarily due to $181.0 of incremental costs incurred to implement our restructuring initiatives and investments in advertising of $113.0. Other contributing items include higher performance-based compensation expense; expenses associated with our business in Colombia, which was acquired during the fourth quarter of 2005; a one-time charge of $21.0 related to the resolution of the VAT dispute, discussed above; and additional expense of $49.2 due to the adoption of SFAS 123R, including restricted stock units granted in connection with design changes to share-based compensation plans related to the adoption. These expense increases were partially offset by savings associated with our restructuring initiatives, primarily salary and benefit savings associated with our delayering initiative.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expenses

Interest expense increased in 2007 and 2006, mainly due to higher borrowings to support our share repurchase programs, as well as increases in domestic interest rates. At December 31, 2007 and 2006, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at December 31, 2007 and December 31, 2006 was approximately 60% and 50%, respectively.

Interest income decreased in 2007, primarily due to lower cash and cash equivalent balances. Interest income increased in 2006, primarily due to higher cash and cash equivalent balances invested offshore at higher interest rates.

Other expense, net decreased in 2007 primarily due to higher net foreign exchange gains in 2007. Other expense, net increased in 2006, primarily because 2005 included a net gain of $4.7 million on the sale of investments in equity securities and a gain of $2.5 on a treasury lock agreement that was no longer designated as a hedge.

Effective Tax Rate

The effective tax rate for 2007 was 33.0%, compared to 31.8% for 2006. During 2007, the tax rate was favorably impacted by approximately 2.0 points due to the net release of valuation allowances, partially offset by the unfavorable impact of restructuring initiatives and PLS program and earnings mix.

During 2006, the effective tax rate was favorably impacted by approximately 4.0 points due to the closure of tax years by expiration of the statute of limitations and audit settlements as well as 1.7 points due to tax refunds. These benefits were partially offset by the repatriation of international earnings, which increased the rate by approximately 3.1 points, and the tax impact associated with our restructuring charges due to the lower weighted-average effective tax rate of subsidiaries incurring the charges.

The effective tax rate for 2006 was 31.8%, compared to 24.0% for 2005. The effective tax rate for 2005 was favorably impacted by the completion of tax examinations, as well as the closure of a tax year by expiration of the statute of limitations, which reduced the effective tax rate by approximately 10.5 points.

SEGMENT REVIEW

Below is an analysis of the key factors affecting revenue and operating profit by reportable segment for each of the years in the three-year period ended December 31, 2007.

	2007		2006		2005
Years ended December 31	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
North America	$2,622.1	$213.1	$2,554.0	$181.6	$2,510.5	$282.8
Latin America	3,298.9	483.1	2,743.4	424.0	2,272.6	453.2
Western Europe, Middle East & Africa	1,308.6	33.9	1,123.7	(17.8)	1,065.1	63.7
Central & Eastern Europe	1,577.8	296.1	1,320.2	296.7	1,226.3	331.7
Asia Pacific	850.8	64.3	810.8	42.5	868.6	102.9
China	280.5	2.0	211.8	(10.8)	206.5	7.7

Total from operations	9,938.7	1,092.5	8,763.9	916.2	8,149.6	1,242.0
Global and other expenses	—	(219.8)	—	(154.8)	—	(93.0)

Total	$9,938.7	$872.7	$8,763.9	$761.4	$8,149.6	$1,149.0

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

	2007	2006	% Change	2006	2005	% Change
Total Global expenses	$552.6	$463.6	(19)%	$463.6	$320.8	(45)%
Allocated to segments	(332.8)	(308.8)	8%	(308.8)	(227.8)	36%

Net Global expenses	$219.8	$154.8	(42)%	$154.8	$93.0	(66)%

The increase in the amounts allocated to the segments in 2007 was primarily due to higher global marketing costs, reflecting increased spending for market research, research and development, advertising and “Hello Tomorrow.” The increase in net global expenses was primarily due to higher costs related to global initiatives, higher information technology costs and higher performance-based compensation expense.

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

North America – 2007 Compared to 2006

			%/Point Change
	2007	2006	US$	Local Currency
Total revenue	$2,622.1	$2,554.0	3%	2%
Operating profit	213.1	181.6	17%	15%
Operating margin	8.1%	7.1%	1.0	.9
Units sold				3%
Active Representatives				3%

North America consists largely of the U.S. business.

Total revenue increased 3% in 2007, primarily due to growth in Active Representatives, benefiting from continued investments in RVP and recruiting advertising. During the fourth quarter of 2007, we began to see decelerating trends in non-Beauty, particularly in accessories and apparel, driven by the negative impact of rising gas prices, as well as softness in the U.S. retail sector, which negatively impacted average order. This decelerating trend continued into the first quarter of 2008. The U.S. business is in the midst of a long-term turnaround plan; therefore, we expect variability in our quarterly performance of North America. Quarterly performance has been and may continue to be impacted by various factors, including the impact of fuel prices and the general U.S. economy on Representatives’ ordering activity and timing of product launches.

The increase in operating margin for 2007 was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 1.9 points, savings associated with position eliminations resulting from restructuring initiatives and supply chain efficiencies. These benefits to operating margin were partially offset by higher inventory obsolescence expense, higher spending on advertising and RVP, and costs related to the implementation of an enterprise resource planning system.

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

Latin America – 2007 Compared to 2006

			%/Point Change
	2007	2006	US$	Local Currency
Total revenue	$3,298.9	$2,743.4	20%	13%
Operating profit	483.1	424.0	14%	3%
Operating margin	14.6%	15.5%	(.9)	(1.3)
Units sold				9%
Active Representatives				8%

Total revenue increased during 2007, driven by growth in Active Representatives, reflecting significant investments in advertising and RVP, and a larger average order, as well as favorable foreign exchange. Revenue for 2007 benefited from growth in most markets, particularly from growth of approximately 30% in each of Brazil, Colombia and Venezuela.

Revenue growth in Brazil for 2007 was driven by increases in both average order and Active Representatives, primarily due to significant investments in advertising and RVP, recruiting advertising and field incentives, as well as favorable foreign exchange. Revenue in Mexico was flat in 2007, as a mid-single digit increase in Active Representatives was offset by a lower average order. The increase in Active Representatives in Mexico primarily reflects strengthened training and incentives and the retraining of our zone managers in field fundamentals. The lower average order was mainly due to product mix and a higher share of sales from new Representatives. While we have seen improving field trends in our business in Mexico during 2007, this business is in the midst of a long-term turnaround plan and we expect some variability in our quarterly performance.

The decrease in operating margin for 2007 was primarily driven by higher spending on advertising and RVP and an unfavorable mix of products sold. These higher costs were partially offset by the impact of higher revenue, lower costs to implement restructuring initiatives, which positively impacted operating margin by .8 point, savings associated with position eliminations resulting from restructuring initiatives, and the recognition of unclaimed sales-related tax credits.

Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. Unless official foreign exchange is made more readily available, Avon Venezuela’s operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is unfavorable as compared to the official rate.

At December 31, 2007, Avon Venezuela had cash balances of approximately $45, primarily denominated in bolivars. During 2007, Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2007, Avon Venezuela’s revenue and operating profit represented approximately 3% and 7% of consolidated revenue and consolidated operating profit, respectively.

Latin America – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$2,743.4	$2,272.6	21%	17%
Operating profit	424.0	453.2	(6)%	(10)%
Operating margin	15.5%	19.9%	(4.4)	(4.5)
Units sold				8%
Active Representatives				11%

Total revenue increased in 2006, reflecting growth in Active Representatives and units sold, as well as favorable foreign exchange, primarily in Brazil. The region benefited from the fourth quarter 2005 acquisition of our licensee in Colombia, as that market contributed 8 points to the region’s revenue growth. The region benefited from continued strength in Brazil, where revenues increased 32% due to larger average order and increased Active Representatives, reflecting new product launches supported by significant advertising and promotional activities. The increase in revenue in Brazil and the acquisition and growth of Colombia more than compensated for continued declines in Mexico, where revenues decreased 6%, mainly due to a decline in Active Representatives. The decline in Active Representatives reflected, in part, challenges related to field execution caused by a change in the attractiveness of incentives, including ineffective performance management for our zone managers. In 2006, we commenced a number of initiatives to improve performance in Mexico, including an upgrade of field talent and investments in incentives and motivation programs.

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

Western Europe, Middle East & Africa – 2007 Compared to 2006

			%/Point Change
	2007	2006	US$	Local Currency
Total revenue	$1,308.6	$1,123.7	16%	7%
Operating profit	33.9	(17.8)	*	*
Operating margin	2.6%	(1.6)%	4.2	3.1
Units sold				6%
Active Representatives				7%

*	Calculation not meaningful

Total revenue increased for 2007 reflecting growth in Active Representatives, as well as favorable foreign exchange. The revenue increase for 2007 was primarily driven by growth in Turkey and the U.K. Revenue growth in Turkey of over 35% for 2007 was primarily due to growth in Active Representatives, as well as favorable foreign exchange. Revenue growth in the U.K. of over 10% in 2007 benefited from growth in Active Representatives, mainly due to the strength of the Sales Leadership program, and favorable foreign exchange. Revenue in Turkey and the U.K. also benefited from new product launches and significant investments in advertising and RVP.

Operating margin for 2006 was suppressed by 1.9 points due to $21.0 of expense associated with the resolution of a value-added tax dispute in the U.K. in the third quarter of 2006. The increase in operating margin for 2007 was also driven by lower product costs due to favorable foreign exchange movements and savings associated with position eliminations resulting from restructuring initiatives. These benefits to operating margin were partially offset by higher costs to implement restructuring initiatives, which negatively impacted operating margin by 1.1 points in 2007, higher spending on advertising and RVP and higher inventory obsolescence expense.

Western Europe, Middle East & Africa – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$1,123.7	$1,065.1	6%	6%
Operating profit	(17.8)	63.7	*	*
Operating margin	(1.6)%	6.0%	(7.6)	(7.5)
Units sold				3%
Active Representatives				5%

*	Calculation not meaningful

Total revenue increased reflecting growth in Active Representatives and units, with increases in revenues in most markets in the region, most significantly in Turkey and the U.K. Revenue growth of 23% in Turkey benefited from the continued strength of recruiting and field programs, as well as investments in advertising driving increased order size. Revenue in the U.K. increased 3%, reflecting strong Beauty growth driven by successful new product launches and increased advertising.

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

Central & Eastern Europe – 2007 Compared to 2006

			%/Point Change
	2007	2006	US$	Local Currency
Total revenue	$1,577.8	$1,320.2	20%	10%
Operating profit	296.1	296.7	—%	(12)%
Operating margin	18.8%	22.5%	(3.7)	(4.3)
Units sold				6%
Active Representatives				13%

Total revenue increased for 2007 reflecting growth in Active Representatives, as well as favorable foreign exchange, partially offset by a lower average order as our Representatives transitioned to a shorter selling cycle. Active Representative growth for 2007 benefited from additional selling opportunities that we provided to our Representatives through more frequent brochure distribution beginning at the end of June 2007, which encourages more frequent customer contact. We expect the additional selling opportunities to continue to benefit revenue and Active Representative growth in Central & Eastern Europe for the first half of 2008.

The region’s revenue growth in 2007 was primarily driven by Russia, as well as growth in all markets in the region. Revenue in Russia increased approximately 20% for 2007 due to strong Active Representative growth, which benefited from the additional selling opportunities, as well as favorable foreign exchange. Revenue in Russia for 2007 also benefited from increased advertising, continued merchandising improvements, and the launch of “Hello Tomorrow.”

The decrease in operating margin for 2007 was primarily driven by higher inventory obsolescence expense, higher spending on advertising and RVP, partially offset by lower product costs due to favorable foreign exchange movements and the impact of higher revenue.

Central & Eastern Europe – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$1,320.2	$1,226.3	8%	4%
Operating profit	296.7	331.7	(11)%	(14)%
Operating margin	22.5%	27.1%	(4.6)	(4.8)
Units sold				(1)%
Active Representatives				8%

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

Asia Pacific – 2007 Compared to 2006

			%/Point Change
	2007	2006	US$	Local Currency
Total revenue	$850.8	$810.8	5%	(1)%
Operating profit	64.3	42.5	51%	35%
Operating margin	7.6%	5.2%	2.4	1.9
Units sold				2%
Active Representatives				4%

Total revenue increased for 2007 due to favorable foreign exchange. The region’s revenue increase for 2007 was primarily driven by growth in the Philippines, partially offset by declines in Japan and Taiwan. Revenue in the Philippines for 2007 increased approximately 30%, driven by substantial growth in Active Representatives, supported by RVP initiatives, including the roll-out of the Sales Leadership program nationwide, and investments in recruiting advertising, as well as favorable foreign exchange. Revenue in Japan declined mid-single digits for 2007, reflecting weak performance in skin care. In Japan, lower sales from direct mailing were partially offset by a modest increase in sales from direct selling, as this market continues to execute its multi-year turnaround plan to obtain the right balance between direct selling and direct mail. While less than the overall revenue decline in the beauty market, revenue in Taiwan declined due to economic weakness.

The increase in operating margin for 2007 was primarily driven by lower costs to implement restructuring initiatives, which positively impacted operating margin by 2.2 points. Additionally, the operating margin improvement was due to lower inventory obsolescence expense and savings associated with position eliminations resulting from restructuring initiatives, partially offset by higher spending on RVP and advertising and unfavorable category and country mixes of products sold.

Asia Pacific – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$810.8	$868.6	(7)%	(6)%
Operating profit	42.5	102.9	(59)%	(59)%
Operating margin	5.2%	11.8%	(6.6)	(6.6)
Units sold				(9)%
Active Representatives				(12)%

The region’s revenue decline during 2006 was primarily attributable to decreases in units sold and Active Representatives, reflecting continued declines in these measures in Japan, as well as the closing of our Indonesian operations in early 2006. Japan’s revenue declined 21%, driven by declines in the direct-mail business, reflecting the ongoing rebalancing of our efforts between direct selling fundamentals and the number of direct mailings. While revenue declined in Japan during 2006, the decline in the second half was to a lesser extent than in the first half, as the business responded to actions we took to improve Representative economics, as well as a decision to restore some direct mailings.

Asia Pacific operating margin declined, primarily due to incremental inventory obsolescence expense related to our inventory initiatives, lower revenue, higher allocation of global expenses, spending on advertising, and higher product costs (principally in Japan). Additionally, incremental expenses during 2006 for costs to implement restructuring initiatives, which decreased segment margin by .7 point, contributed to the operating margin decline.

China – 2007 Compared to 2006

			%/Point Change
	2007	2006	US$	Local Currency
Total revenue	$280.5	$211.8	32%	26%
Operating profit	2.0	(10.8)	*	*
Operating margin	.7%	(5.1)%	5.8	5.5
Units sold				19%
Active Representatives				145%

*	Calculation not meaningful

Total revenue in China increased significantly in 2007, primarily due to an increase in Active Representatives reflecting further expansion of the direct-selling business, which contributed over one half of the region’s revenue in 2007. Active Representatives increased significantly in 2007 due to Representative recruiting, as well as the absence of a meaningful base comparison for the first half of 2006. The lower average order was mainly due to a higher share of sales from new Representatives. At the same time that we have been building on direct selling, we have seen ordering activity levels maintained by our beauty boutiques as they continue to engage in direct selling by servicing our Representatives. Additionally, the number of beauty boutiques has remained stable over the last year. Revenue in 2007 benefited from representative recruiting and continued significant investments in advertising.

The increase in operating margin for 2007 was primarily driven by the impact of higher revenue and a reduction of a reserve for statutory liabilities. These positive impacts were partially offset by ongoing higher spending on RVP and fees paid to registered service centers for providing services to our Active Representatives.

China – 2006 Compared to 2005

			%/Point Change
	2006	2005	US$	Local Currency
Total revenue	$211.8	$206.5	3%	—%
Operating profit	(10.8)	7.7	*	*
Operating margin	(5.1)%	3.8%	(8.9)	(9.1)
Units sold				1%
Active Representatives				*

*	Calculation not meaningful

Our business in China continued to evolve with the opening of direct selling. In late February 2006, Avon received the first national license to commence direct selling under directives issued by the Chinese government in late 2005. Since then, we have been actively recruiting a direct selling force, called Sales Promoters, throughout the country. These Sales Promoters must be trained and certified according to government regulations. As of December 31, 2006, we had over 350,000 certified Sales Promoters, approximately 150,000 of whom fit our standard definition of Active Representatives. We have been and continue to be engaged in comprehensive training of these Sales Promoters to help them build their business by developing their customer base and product knowledge.

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

Total revenue increased in 2006, as significant growth in direct selling more than offset the lower revenue from beauty boutiques, as they reduced their order sizes in connection with the resumption of direct selling, as well as the unfavorable impact of the exit of company-owned counters, which had a negative nine-point impact on 2006 revenue growth. Total revenue in 2006 also benefited from the favorable effects of foreign exchange. Due to the significant growth of direct selling since our March 2006 launch, during 2006, direct selling became a greater portion of our business and is expected to continue as it is built up. At the same time that we have been building on direct selling, we have stabilized our beauty boutiques. During 2006, we did not experience a significant decline in the number of beauty boutiques, and we ended 2006 with a similar number of active beauty boutiques as compared to the beginning of 2006.

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

We may, from time to time, seek to repurchase our equity or to retire our outstanding debt, in open market purchases, privately negotiated transactions, pursuant to derivative instruments or otherwise. During 2007, we repurchased approximately 17.3 million shares of our common stock for an aggregate purchase price of approximately $667 million. In February 2005, our Board of Directors approved a share repurchase program for the repurchase of $1,000.0 of our common stock over a five-year period. This program was completed in December 2007. In October 2007, our Board of Directors approved a share repurchase program for the repurchase of $2,000.0 of our common stock over a five-year period, which began in December 2007 following completion of the previous $1,000.0 share repurchase program.

Retirements of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs. We expect to issue additional long-term debt as we seek to reduce our outstanding commercial paper. In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 that expired on January 31, 2008. The locks have been designated as cash flow hedges and are being used to hedge exposure to a possible rise in interest rates, as we expect to incur long-term debt to refinance our commercial paper. At December 31, 2007, we recorded unrealized losses of $25.3 in accumulated other comprehensive loss related to the locks. On January 31, 2008, we extended the maturity date of the locks to July 31, 2008, as we expect to incur long-term debt by this date. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our liquidity could also be impacted by dividends, capital investments and acquisitions. At any given time, we may be in discussions and negotiations with potential acquisition candidates. Acquisitions, by their nature, involve numerous risks and uncertainties.

Balance Sheet Data

	2007	2006
Cash and cash equivalents	$963.4	$1,198.9
Total debt	2,097.4	1,786.3
Working capital	462.0	809.2

The increase in total debt and decrease in working capital primarily relates to higher short-term commercial paper borrowings.

Cash Flows

	2007	2006	2005
Net cash provided by operating activities	$589.8	$796.1	$895.5
Net cash used by investing activities	(287.2)	(207.9)	(343.1)
Net cash used by financing activities	(597.1)	(490.4)	(226.7)
Effect of exchange rate changes on cash and equivalents	59.0	42.4	(36.6)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $206.3 during 2007, primarily due to higher payments for inventory purchases, higher incentive-based compensation payments in 2007 for compensation earned in 2006 and higher interest payments, partially offset by lower payments associated with restructuring initiatives.

We expect cash provided by operating activities for full-year 2008 to be substantially higher than full-year 2007.

Inventory levels have continued to increase during 2007 from $900.3 at December 31, 2006 to $1,041.8 at December 31, 2007, partially driven by actions taken in an effort to ensure service levels to our Representatives and due to the impacts of foreign exchange. New inventory life cycle management processes leveraged with initiatives such as PLS, SSI, ERP implementation and the Sales and Operations Planning process are expected to improve inventory levels in the long-term. We expect these initiatives to help us deliver targeted improvements of a 3 to 5 inventory day reduction each year, starting in 2008, for the next 4 to 5 years.

We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 10, Employee Benefit Plans). Our funding policy for these plans is based on legal requirements and cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Estimates”). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to contribute approximately $9 and $23 to our U.S. and international pension plans, respectively, in 2008.

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

Net Cash Used by Investing Activities

Net cash used by investing activities in 2007 was $79.3 higher than in 2006 resulting from higher capital expenditures during 2007 and from payments associated with an acquisition of a licensee in Egypt during 2007, partially offset by the acquisition of the remaining minority interest in our two joint venture subsidiaries in China for approximately $39 during 2006.

Capital expenditures during 2007 were $278.5 compared with $174.8 in 2006. The increase in capital spending was primarily driven by spending in 2007 for capacity expansion, the construction of a new distribution facility in North America and information systems (including the continued development of the ERP system). Plant construction, expansion and modernization projects were in progress at December 31, 2007, with an estimated cost to complete of approximately $308. Capital expenditures in 2008 are currently expected to be in the range of $350 to $400 and will be funded by cash from operations. These expenditures will include investments for capacity expansion, modernization of existing facilities, the construction of new distribution facilities in Latin America and information systems (including the continued development of the ERP system).

Net cash used by investing activities in 2006 was $135.2 lower than in 2005 resulting from lower capital expenditures due to fewer major construction projects during 2006, and the 2005 purchase of the Avon direct-selling business from our licensee in Colombia for $154.0, partially offset by the 2006 acquisition of the remaining minority interest in our two joint venture subsidiaries in China for approximately $39.

Capital expenditures during 2006 were $174.8 compared with $206.8 in 2005. The decrease in capital spending was primarily driven by spending in 2005 for our global research and development facility, capacity expansion and an enterprise resource planning (“ERP”) system.

Net Cash Used by Financing Activities

Net cash used by financing activities in 2007 was $106.7 higher than in 2006, mainly driven by higher repurchases of common stock during 2007, partially offset by higher short-term borrowings and higher proceeds from stock option exercises during 2007.

Net cash used by financing activities in 2006 was $263.7 higher than in 2005, mainly driven by higher borrowings during 2005 and lower proceeds from stock option exercises during 2006, partially offset by lower repurchases of common stock during 2006.

We purchased approximately 17.3 million shares of Avon common stock for $666.8 during 2007, as compared to approximately 11.6 million shares of Avon common stock for $355.1 during 2006 and approximately 22.9 million shares of Avon common stock for $728.0 during 2005, under our previously announced share repurchase programs and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. As noted previously, we completed our $1,000.0 share repurchase program in December 2007 and in October 2007, the Board of Directors authorized the repurchase of $2,000.0 of our common stock over a five-year period, which began in December 2007 following completion of the previous $1,000.0 share repurchase program.

We increased our quarterly dividend payments to $.185 per share in 2007 from $.175 per share in 2006. In February 2008, our Board approved an increase in the quarterly dividend to $.200 per share.

Debt and Contractual Financial Obligations and Commitments

At December 31, 2007, our debt and contractual financial obligations and commitments by due dates were as follows:

	2008	2009	2010	2011	2012	2013 and Beyond	Total
Short-term debt	$906.7	$—	$—	$—	$—	$—	$906.7
Long-term debt	16.9	300.2	—	500.0	—	375.0	1,192.1
Capital lease obligations	5.9	3.6	2.0	1.3	1.1	—	13.9

Total debt	929.5	303.8	2.0	501.3	1.1	375.0	2,112.7
Debt-related interest	63.4	63.4	41.9	41.9	16.3	68.8	295.7

Total debt-related	992.9	367.2	43.9	543.2	17.4	443.8	2,408.4
Operating leases	86.7	66.5	48.4	31.6	23.0	42.4	298.6
Purchase obligations	155.8	70.4	47.1	25.3	17.7	64.2	380.5
Benefit obligations (2)	33.3	12.5	12.9	13.6	14.0	81.2	167.5

Total debt and contractual financial obligations and commitments (1)	$1,268.7	$516.6	$152.3	$613.7	$72.1	$631.6	$3,255.0

(1)

The amount of debt and contractual financial obligations and commitments excludes amounts due pursuant to derivative transactions. The table also excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature. The table does not include any reserves for income taxes under FIN 48 because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. At December 31, 2007, our reserves for income taxes, including interest and penalties, totaled $155.4.

(2)	Amounts represent expected future benefit payments for our unfunded pension and postretirement benefit plans, as well as expected contributions for 2008 to our funded pension benefit plans.

See Note 4, Debt and Other Financing, and Note 12, Leases and Commitments, for further information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 13, Restructuring Initiatives, we have a remaining liability of $143.9 at December 31, 2007, associated with the restructuring charges recorded to date, and we also expect to record additional restructuring charges of $49.6 in future periods to implement the actions approved to date. The significant majority of these liabilities will require cash payments during 2008.

Off Balance Sheet Arrangements

At December 31, 2007, we had no material off-balance-sheet arrangements.

Capital Resources

Total debt at December 31, 2007 increased $311.1 to $2,097.4 from $1,786.3 at December 31, 2006, primarily due to higher commercial paper borrowings.

We have a five-year, $1,000.0 revolving credit and competitive advance facility (the “credit facility”), which expires in January 2011. The credit facility may be used for general corporate purposes. The interest rate on borrowings under this credit facility is based on LIBOR or on the higher of prime or 1/2% plus the federal funds rate. The credit facility has an annual fee of $.675, payable quarterly, based on our current credit ratings. The credit facility contains various covenants, including a financial covenant which requires Avon’s interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. The credit facility also provides for a possible extension of the term by up to two years and possible increases by up to an aggregate incremental principal amount of $250.0, subject to the consent of the affected lenders under the credit facility. At December 31, 2007, there were no amounts outstanding under the credit facility.

We have a $1,000.0 commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At December 31, 2007, we had commercial paper outstanding of $701.6.

In April 2007, we entered into a one-year Euro 50 million ($72.9 at the exchange rate on December 31, 2007) uncommitted credit facility (“Euro credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the Euro credit facility bear interest at the Euro LIBOR rate plus an applicable margin. The Euro credit facility is available for general corporate purposes. The Euro credit facility is designated as a hedge of our investments in our Euro-denominated functional currency subsidiaries. At December 31, 2007, there was $32.8 (Euro 22.5 million) outstanding under the Euro credit facility.

In August 2006, we entered into a one-year Japanese yen 11.0 billion ($96.3 at the exchange rate on December 31, 2007) uncommitted credit facility (“yen credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the yen credit facility bear interest at the yen LIBOR rate plus an applicable margin. The yen credit facility is available for general corporate purposes, including working capital and the repayment of outstanding indebtedness. The yen credit facility was used to repay the Japanese yen 9.0 billion note which came due in September 2006, as well as for other general corporate purposes. The yen credit facility is designated as a hedge of our net investment in our Japanese subsidiary. In August 2007, we entered into an amendment of our one-year Japanese yen 11.0 billion ($96.3 at the exchange rate on December 31, 2007) uncommitted credit facility with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The amendment provides for the extension of the yen credit facility until August 2008. At December 31, 2007, $96.3 (Japanese yen 11.0 billion) was outstanding under the yen credit facility.

At December 31, 2007, we were in compliance with all covenants in our indentures (see Note 4, Debt and Other Financing). Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt.

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

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At December 31, 2007 and 2006, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Avon’s total exposure to floating interest rates at December 31, 2007 and December 31, 2006 was approximately 60% and 50%, respectively.

Our long-term borrowings and interest rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2007, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.

In August 2007, we entered into locks with notional amounts totaling $500.0 that expired on January 31, 2008. The locks have been designated as cash flow hedges and are being used to hedge exposure to a possible rise in interest rates, as we expect to incur long-term debt to refinance our commercial paper. At December 31, 2007, we recorded unrealized losses of $25.3 in accumulated other comprehensive loss related to the locks. On January 31, 2008, we extended the maturity date of the locks to July 31, 2008, as we expect to incur long-term debt by this date. Changes in interest rates will affect the fair value of these locks. At December 31, 2007, a hypothetical 50- basis-point increase in interest rates would result in an approximately $17 decrease in unrealized losses and a 50- basis-point decrease in interest rates would result in an approximately $18 increase in unrealized losses.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. Over the past three years, approximately 75% to 80% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments to fund ongoing activities. At December 31, 2007, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Euro, Japanese yen, Mexican peso, Polish zloty, Russian ruble, Turkish lira and Venezuelan bolivar.

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

Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2007, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2007, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.

Credit Risk of Financial Instruments

We attempt to minimize our credit exposure to counterparties by entering into derivative transactions and similar agreements only with major international financial institutions with “A” or higher credit ratings as issued by Standard & Poor’s Corporation. Our foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $19.9 at December 31, 2007. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our management, including its principal executive and principal financial officers, we assessed as of December 31, 2007, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2007 was effective.

PricewaterhouseCoopers, the independent registered public accounting firm that audited the financial statements included in this 2007 Annual Report on Form 10-K, has issued an attestation report on a Avon’s internal control over financial reporting as of December 31, 2007.

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

We completed implementation in certain significant markets and will continue to roll-out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation in these countries. We concluded, as part of our evaluation described in the above paragraph, that the implementation of ERP in these countries has not materially affected our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

Information regarding directors is incorporated by reference to the “Proposal 1 - Election of Directors” and “Information Concerning the Board of Directors” sections of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Executive Officers

Information regarding executive officers is incorporated by reference to the “Executive Officers” section of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Code of Business Conduct and Ethics

Avon’s Board of Directors has adopted a Code of Business Conduct and Ethics, amended in February 2008, that applies to all members of the Board of Directors and to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer or controller. Avon’s Code of Business Conduct and Ethics is available, free of charge, on Avon’s investor website, www.avoninvestor.com. Avon’s Code of Business Conduct and Ethics is also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Any amendment to, or waiver from, the provisions of this Code of Business Conduct and Ethics that applies to any of those officers will be posted to the same location on Avon’s website.

Audit Committee; Audit Committee Financial Expert

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Material Changes in Nominating Procedures

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Executive Compensation” sections of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the “Equity Compensation Plan Information” and “Ownership of Shares” sections of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Transactions with Related Persons” sections of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to the “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” section of Avon’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

(a) 3. Index to Exhibits

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation, filed with the Secretary of State of the State of New York on May 3, 2007 (incorporated by reference to Exhibit 3.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2*	By-laws of Avon, as amended, effective May 3, 2007 (incorporated by reference to Exhibit 3.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.1*	Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

10.2*	Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.3*	First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan, effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.4*	Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement as filed with the Commission on March 27, 2000 in connection with Avon’s 2000 Annual Meeting of Shareholders).

10.5*	Amendment of the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.6*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.7*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8*	Form of Revised U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.9*	Form of Revised U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.10*	Avon Products, Inc. 2005 Stock Incentive Plan approved by stockholders on May 5, 2005 (incorporated by reference to Appendix G to Avon’s Definitive Proxy Statement filed on May 5, 2005 in connection with Avon’s 2005 Annual Meeting of Shareholders).

10.11*	First Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.12*	Second Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.14*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.15*	Form of Performance Contingent Restricted Stock Unit Award Agreement for Senior Officers under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10 to Avon’s Current Report on Form 8-K filed on March 13, 2007).

10.16*	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.17*	Form of Retention Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.18*	Supplemental Executive Retirement and Life Plan of Avon Products, Inc., as amended and restated as of July 1, 1998 (incorporated by reference to Exhibit 10.5 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.19*	First Amendment to the Restated Supplemental Executive Retirement and Life Plan of Avon Products, Inc., dated October 26, 2000 (incorporated by reference to Exhibit 10.6 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.20	Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008.

10.21	Avon Products, Inc. Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2008.

10.22	Board of Directors of Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008.

10.23*	Avon Products, Inc. Executive Incentive Plan, approved by shareholders on May 1, 2003 (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed with the Commission on March 27, 2003 in connection with Avon’s 2003 Annual Meeting of Shareholders).

10.24*	Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated July 1, 1998 (incorporated by reference to Exhibit 10.7 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25*	Amendment to Avon Products, Inc. Benefit Restoration Plan, effective as of December 5, 2001 (incorporated by reference to Exhibit 10.7 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26*	Second Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective December 5, 2000 (incorporated by reference to Exhibit 10.9 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27*	Third Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective March 25, 2002 (incorporated by reference to Exhibit 10.10 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.28*	Fourth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective January 26, 2005 (incorporated by reference to Exhibit 10.11 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.29*	Fifth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective December 1, 2005 (incorporated by reference to Exhibit 10.31 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.30*	Sixth Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective September 8, 2006 (incorporated by reference to Exhibit 10.34 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.31*	Seventh Amendment to the Benefit Restoration Plan of Avon Products, Inc., effective January 1, 2007 (incorporated by reference to Exhibit 10.35 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.32*	Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.33*	First Amendment, dated as of January 30, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.34*	Second Amendment, dated as of June 12, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.35*	Third Amendment, dated as of November 5, 1992, to the Trust Agreement, dated as of March 2, 1990, by and between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.36*	Avon Products, Inc. 2006-2007 Turnaround Incentive Plan, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on form 8-K filed on March 31, 2006.)

10.37*	Trust Agreement, dated as of March 2, 1990, between Avon and Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990 and refiled under Form SE for the year ended December 31, 1996).

10.38*	Employment Agreement, dated as of December 11, 1997, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.39*	Offer letter from Avon Products, Inc. to Elizabeth A. Smith, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 6, 2005).

10.40*	Employment Letter Agreement, dated as of November 13, 2005, between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K/A filed on November 16, 2005).

10.41*	Separation Agreement and General Release, dated as of November 2, 2005, between Avon and Robert Toth (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on November 3, 2005).

10.42*	Stock Option Agreement under the Avon Products, Inc. 1993 Stock Incentive Plan, dated June 4, 1998, between Avon and Andrea Jung (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.43*	Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 31, 2006).

10.44*	Restricted Stock Unit Award Agreement, dated as of July 26, 2006, by and between Avon Products, Inc. and Elizabeth Smith, Executive Vice President, President North America and Global Marketing, under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 1, 2006).

10.45*	December 6, 2006 Amendment to Avon Products, Inc. Restricted Stock Unit Award Agreement dated March 31, 2006 of Susan J. Kropf (incorporated by reference to Item 10.1 of Avon’s Current Report on Form 8-K filed on December 12, 2006).

10.46*	Description of Compensation Arrangement for Susan J. Kropf (incorporated by reference to Item 1.01 of Avon’s Current Report on Form 8-K filed on March 9, 2006).

10.47*	Employment Agreement, dated as of March 23, 2007, between Avon and Brian Connolly (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.48*	Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 26, 2005).

10.49*	Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on August 26, 2005).

10.50*	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.51*	Revolving Credit and Competitive Advance Facility Agreement, dated as of January 13, 2006, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 13, 2006).

10.52*	Loan Agreement, dated as of August 28, 2006, by and between Avon Products, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 31, 2006).

10.53*	Amendment No. 1 to Loan Agreement, dated as of August 6, 2007, by and between Avon Products, Inc. and the Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 7, 2007).

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Avon’s Annual Report on Form 10-K for the year ended December 31, 2007, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2008.

Avon Products, Inc.

/s/ Richard S. Foggio
Richard S. Foggio
Group Vice President and Corporate Controller - Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Andrea Jung	Chairman of the Board and Chief Executive Officer –	February 21, 2008
Principal Executive Officer

* Charles W. Cramb	Vice Chairman, Chief Finance and Strategy Officer –	February 21, 2008
Principal Financial Officer

* Richard S. Foggio	Group Vice President and Corporate Controller –	February 21, 2008
Principal Accounting Officer

* W. Don Cornwell	Director	February 21, 2008

* Edward T. Fogarty	Director	February 21, 2008

* Fred Hassan	Director	February 21, 2008

* Maria Elena Lagomasino	Director	February 21, 2008

* Ann S. Moore	Director	February 21, 2008

* Paul S. Pressler	Director	February 21, 2008

* Gary M. Rodkin	Director	February 21, 2008

* Paula Stern	Director	February 21, 2008

* Lawrence A. Weinbach	Director	February 21, 2008

*By: /s/ Kim K. Azzarelli Kim K. Azzarelli	Attorney-in-fact	February 21, 2008

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed the manner in which it accounts for uncertain tax positions. In 2006, the Company changed the manner in which it accounts for pension and other postretirement benefit plans and the manner in which it accounts for share-based compensation.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2008

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

Years ended December 31	2007	2006	2005
Net sales	$9,845.2	$8,677.3	$8,065.2
Other revenue	93.5	86.6	84.4

Total revenue	9,938.7	8,763.9	8,149.6
Costs, expenses and other:
Cost of sales	3,941.2	3,416.5	3,113.2
Selling, general and administrative expenses	5,124.8	4,586.0	3,887.4

Operating profit	872.7	761.4	1,149.0

Interest expense	112.2	99.6	54.1
Interest income	(42.2)	(55.3)	(37.3)
Other expense, net	6.6	13.6	8.0

Total other expenses	76.6	57.9	24.8

Income before taxes and minority interest	796.1	703.5	1,124.2
Income taxes	262.8	223.4	269.7

Income before minority interest	533.3	480.1	854.5
Minority interest	(2.6)	(2.5)	(6.9)

Net income	$530.7	$477.6	$847.6

Earnings per share:
Basic	$1.22	$1.07	$1.82
Diluted	$1.21	$1.06	$1.81
Weighted-average shares outstanding:
Basic	433.47	447.40	466.28
Diluted	436.89	449.16	469.47

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

December 31	2007	2006
Assets
Current assets
Cash, including cash equivalents of $492.3 and $825.1	$963.4	$1,198.9
Accounts receivable (less allowances of $141.1 and $119.1)	840.4	700.4
Inventories	1,041.8	900.3
Prepaid expenses and other	669.8	534.8

Total current assets	3,515.4	3,334.4

Property, plant and equipment, at cost
Land	71.8	65.3
Buildings and improvements	972.7	910.0
Equipment	1,317.9	1,137.0

	2,362.4	2,112.3
Less accumulated depreciation	(1,084.2)	(1,012.1)

	1,278.2	1,100.2
Other assets	922.6	803.6

Total assets	$5,716.2	$5,238.2

Liabilities and Shareholders’ Equity
Current liabilities
Debt maturing within one year	$929.5	$615.6
Accounts payable	800.3	655.8
Accrued compensation	285.8	266.9
Other accrued liabilities	713.2	601.6
Sales and taxes other than income	222.3	176.1
Income taxes	102.3	209.2

Total current liabilities	3,053.4	2,525.2

Long-term debt	1,167.9	1,170.7
Employee benefit plans	388.7	504.9
Long-term income taxes	208.7	55.0
Other liabilities (including minority interest of $38.2 and $37.0)	185.9	192.0

Total liabilities	$5,004.6	$4,447.8

Commitments and contingencies (Notes 12 and 14)
Shareholders’ equity
Common stock, par value $.25 – authorized 1,500 shares; issued 736.3 and 732.7 shares	184.7	183.5
Additional paid-in capital	1,724.6	1,549.8
Retained earnings	3,586.5	3,396.8
Accumulated other comprehensive loss	(417.0)	(656.3)
Treasury stock, at cost – 308.6 and 291.4 shares	(4,367.2)	(3,683.4)

Total shareholders’ equity	$711.6	$790.4

Total liabilities and shareholders’ equity	$5,716.2	$5,238.2

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Years ended December 31	2007	2006	2005
Cash Flows from Operating Activities
Net income	$530.7	$477.6	$847.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128.9	115.6	106.5
Amortization	43.2	44.0	33.1
Provision for doubtful accounts	164.1	144.7	135.6
Provision for obsolescence	280.6	179.7	93.3
Share-based compensation	61.6	62.9	10.1
Foreign exchange (gains) losses	(2.5)	4.0	(16.3)
Deferred income taxes	(112.4)	(110.7)	(31.7)
Net gains on investments	—	—	(2.4)
Asset write-off restructuring charges	.2	8.0	21.2
Other	41.9	4.1	(2.7)
Changes in assets and liabilities:
Accounts receivable	(254.5)	(188.3)	(163.5)
Inventories	(341.0)	(240.3)	(162.0)
Prepaid expenses and other	(31.2)	(18.9)	(2.7)
Accounts payable and accrued liabilities	169.9	323.4	126.4
Income and other taxes	61.6	40.3	(30.2)
Noncurrent assets and liabilities	(151.3)	(50.0)	(66.8)

Net cash provided by operating activities	589.8	796.1	895.5

Cash Flows from Investing Activities
Capital expenditures	(278.5)	(174.8)	(206.8)
Disposal of assets	11.2	16.4	30.3
Acquisitions and other investing activities	(19.0)	(39.4)	(156.6)
Purchases of investments	(47.0)	(36.2)	(107.9)
Proceeds from sale of investments	46.1	26.1	97.9

Net cash used by investing activities	(287.2)	(207.9)	(343.1)

Cash Flows from Financing Activities*
Cash dividends	(325.7)	(317.6)	(313.8)
Bank overdrafts	2.1	6.2	.4
Debt, net (maturities of three months or less)	247.5	(375.0)	731.5
Proceeds from debt	58.7	541.8	78.7
Repayment of debt	(18.0)	(31.3)	(56.9)
Proceeds from exercise of stock options	85.5	32.5	61.4
Excess tax benefit realized from share-based compensation	19.6	8.1	—
Repurchase of common stock	(666.8)	(355.1)	(728.0)

Net cash used by financing activities	(597.1)	(490.4)	(226.7)

Effect of exchange rate changes on cash and equivalents	59.0	42.4	(36.6)
Net (decrease) increase in cash and equivalents	(235.5)	140.2	289.1
Cash and equivalents at beginning of year	1,198.9	1,058.7	769.6
Cash and equivalents at end of year	$963.4	$1,198.9	$1,058.7
Cash paid for:
Interest, net of amounts capitalized	$113.2	$76.4	$51.0
Income taxes, net of refunds received	$396.7	$333.2	$309.8

*	Non-cash financing activities included the change in fair market value of interest rate swap agreements of $8.4, $21.8, and $15.3, in 2007, 2006, and 2005 respectively (see Note 4, Debt and Other Financing).

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances at December 31, 2004	728.61	$182.2	$1,356.8	$2,693.5	$(679.5)	257.08	$(2,602.8)	$950.2
Comprehensive income:
Net income				847.6				847.6
Foreign currency translation adjustments					(42.9)			(42.9)
Changes in available-for-sale securities, net of taxes of $.9					(1.8)			(1.8)
Minimum pension liability adjustment, net of taxes of $19.7					(20.1)			(20.1)
Net derivative losses on cash flow hedges, net of taxes of $2.4					3.4			3.4

Total comprehensive income								786.2
Dividends - $.66 per share				(308.0)				(308.0)
Exercise / vesting and expense of share-based compensation	2.76	.7	69.5			(.12)	1.2	71.4
Repurchase of common stock						22.93	(728.0)	(728.0)
Income tax benefits-stock transactions			22.4					22.4

Balances at December 31, 2005	731.37	$182.9	$1,448.7	$3,233.1	$(740.9)	279.89	$(3,329.6)	$794.2
Comprehensive income:
Net income				477.6				477.6
Foreign currency translation adjustments					103.6			103.6
Changes in available-for-sale securities					.1			.1
Minimum pension liability adjustment, net of taxes of $156.8					234.6			234.6
Net derivative losses on cash flow hedges, net of taxes of $.2					1.0			1.0

Total comprehensive income								816.9
Adoption of SFAS 158, net of taxes of $147.3 (Note 10)					(254.7)			(254.7)
Dividends - $.70 per share				(313.9)				(313.9)
Exercise / vesting and expense of share-based compensation	1.37	.6	93.0			(.10)	1.3	94.9
Repurchase of common stock						11.56	(355.1)	(355.1)
Income tax benefits – stock transactions			8.1					8.1

Balances at December 31, 2006	732.74	$183.5	$1,549.8	$3,396.8	$(656.3)	291.35	$(3,683.4)	$790.4
Comprehensive income:
Net income				530.7				530.7
Foreign currency translation adjustments					185.7			185.7
Changes in available-for-sale securities					.1			.1
Amortization of unrecognized actuarial losses, prior service credit, and transition obligation, net of taxes of $14.2					27.6			27.6
Net derivative losses on cash flow hedges, net of taxes of $9.5					(17.4)			(17.4)

Total comprehensive income								726.7
Net actuarial gains and prior service cost arising during 2007, net of taxes of $22.3					43.3			43.3
Adoption of FIN 48 (Note 6)				(18.3)				(18.3)
Dividends - $.74 per share				(322.7)				(322.7)
Exercise / vesting and expense of share-based compensation	3.52	1.2	143.4			(.10)	1.2	145.8
Repurchase of common stock			11.8			17.31	(685.0)	(673.2)
Income tax benefits – stock transactions			19.6					19.6

Balances at December 31, 2007	736.26	$184.7	$1,724.6	$3,586.5	$(417.0)	308.56	$(4,367.2)	$711.6

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. We classify inventory into various categories based upon their stage in the product life cycle, future marketing sales plans and disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision.

Prepaid Brochure Costs

Costs to prepare brochures are deferred and amortized over the period during which the benefits are expected, which is typically the campaign length. At December 31, 2007 and 2006, prepaid expenses and other included deferred brochure costs of $40.8 and $37.2, respectively.

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

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful lives of the assets. For 2007, Avon did not capitalize any interest. For 2006 and 2005, Avon capitalized $1.0 and $6.6 of interest, respectively.

Deferred Software

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. At December 31, 2007 and 2006, other assets included unamortized deferred software costs of $95.9 and $74.7, respectively.

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

Goodwill and Intangible Assets

Goodwill is not amortized, but rather is assessed for impairment annually and upon the occurrence of an event that indicates impairment may have occurred. Intangible assets with estimable useful lives are amortized using a straight-line method over the estimated useful lives of the assets. We completed our annual goodwill impairment assessment and no adjustments to goodwill were necessary for the years ended December 31, 2007, 2006 or 2005.

Share-Based Compensation Plans

Prior to January 1, 2006, we applied the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provisions of SFAS 123, we applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for our share-based compensation plans and, accordingly, did not recognize compensation expense for stock options because we issued options at exercise prices equal to the market value at date of grant.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We elected to use the modified prospective method for adoption, which required compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption, based on the fair value at the original grant date. The 2005 financial statements were not restated. We elected to use the alternative short-cut method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R in accordance with FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards. For the years ended December 31, 2007 and 2006, we have determined that we have a pool of windfall tax benefits.

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

Financial Instruments

We use derivative financial instruments, including interest rate swaps, treasury lock agreements, forward foreign currency contracts and options, to manage interest rate and foreign currency exposures. We record all derivative instruments at their fair values on the Consolidated Balance Sheets as either assets or liabilities. See Note 7, Financial Instruments and Risk Management.

Deferred Income Taxes

Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will not be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when management concludes that these earnings are indefinitely reinvested. Deferred taxes are provided on earnings not considered indefinitely reinvested. U.S. income taxes have not been provided on approximately $2,102.6 of undistributed income of subsidiaries that has been or is intended to be indefinitely reinvested outside the U.S.

Uncertain Tax Positions

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). In accordance with FIN 48, we recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with selling; marketing; and distribution activities, including shipping and handling costs; research and development; information technology; and other administrative costs, including finance, legal and human resource functions.

Shipping and Handling

Shipping and handling costs are expensed as incurred and amounted to $913.9 in 2007 (2006 - $810.0; 2005 - $739.9). Shipping and handling costs are included in selling, general and administrative expenses on the Consolidated Statements of Income.

Advertising

Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $368.4 in 2007 (2006 - $248.9; 2005 - $135.9).

Research and Development

Research and development costs are expensed as incurred and amounted to $71.8 in 2007 (2006 - $65.8; 2005 - $64.2). Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.

Restructuring Reserves

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of SFAS No. 112, Employer’s Accounting for Post-Employment Benefits, for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, primarily contract termination costs, are accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. One-time, voluntary benefit arrangements are accounted for under the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. We evaluate impairment issues under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We record loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable.

Reclassifications

We have reclassified some prior year amounts in the Consolidated Financial Statements and accompanying notes for comparative purposes. We reclassified taxes payable of $24.9 from sales taxes and taxes other than income to long-term income taxes on the December 31, 2006 Consolidated Balance Sheet. In order to consistently report certain distribution and sourcing costs across all segments, we reclassified net amounts of $18.1 and $20.5 from cost of sales to selling, general and administrative expenses on the Consolidated Statements of Income for the years ended December 31, 2006 and 2005, respectively. We also reclassified $6.4 and $9.4 from changes in inventory to obsolescence expense on the Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, respectively.

Earnings per Share

We compute basic earnings per share (“EPS”) by dividing net income by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the three years ended December 31, the components of basic and diluted EPS were as follows:

(Shares in millions)	2007	2006	2005
Numerator:
Net income	$530.7	$477.6	$847.6
Denominator:
Basic EPS weighted-average shares outstanding	433.47	447.40	466.28
Diluted effect of assumed conversion of share-based awards	3.42	1.76	3.19

Diluted EPS adjusted weighted-average shares outstanding	436.89	449.16	469.47

Earnings Per Share:
Basic	$1.22	$1.07	$1.82
Diluted	$1.21	$1.06	$1.81

At December 31, 2007 and 2006, we did not include stock options to purchase 7.4 million shares and 12.9 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

NOTE 2. New Accounting Standards

Standards Implemented

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). See Note 6, Income Taxes, for additional information.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). See Note 1, Description of Business and Summary of Significant Accounting Policies, and Note 8, Share-Based Compensation Plans and Other Long-Term Incentive Plan, for additional information.

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). See Note 10, Employee Benefit Plans, for additional information.

Effective December 31, 2006, we adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allows for a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2007, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 had no impact on our Consolidated Financial Statements.

Effective January 1, 2006, we adopted SFAS No. 151, Inventory Costs (“SFAS 151”), which requires certain inventory-related costs to be expensed as incurred. The adoption of SFAS 151 had no impact on our Consolidated Financial Statements.

Standards to be Implemented

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009 for Avon and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS”) which changes the accounting and reporting standards, for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. SFAS 160 is

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective January 1, 2009 for Avon, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial statements. At December 31, 2007 and 2006, other liabilities included minority interests of $38.2 and $37.0, respectively.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008 for Avon. In February 2008, the FASB issued Staff Position 157-b, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009, for Avon. We believe the adoption of SFAS 159 will have no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for Avon. We believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

NOTE 3. Inventories

Inventories at December 31 consisted of the following:

	2007	2006
Raw materials	$337.8	$260.6
Finished goods	704.0	639.7

Total	$1,041.8	$900.3

NOTE 4. Debt and Other Financing

Debt

Debt at December 31 consisted of the following:

	2007	2006
Debt maturing within one year:
Notes payable	$76.0	$81.9
Commercial paper	701.6	335.9
6.55% Notes, due August 2007	—	100.0
Yen credit facility	96.3	92.9
Euro credit facility	32.8	—
Current portion of long-term debt	22.8	4.9

Total	$929.5	$615.6

Long-term debt:
5.125% Notes, due January 2011	$499.6	$499.5
7.15% Notes, due November 2009	300.0	300.0
4.625% Notes, due May 2013	112.0	110.1
4.20% Notes, due July 2018	249.1	249.0
Other, payable through 2013 with interest from 1% to 16%	31.0	26.0

Total long-term debt	1,191.7	1,184.6
Adjustments for debt with fair value hedges	(1.0)	(9.0)
Less current portion	(22.8)	(4.9)

Total	$1,167.9	$1,170.7

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2007 and 2006, notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 4.6% and 6.3%, respectively.

Other long-term debt, payable through 2013, includes obligations under capital leases of $13.6, which primarily relate to leases of automobiles.

Adjustments for debt with fair value hedges includes adjustments to reflect net unrealized losses of $9.4 and $21.8 on debt with fair value hedges at December 31, 2007 and 2006, respectively, and unamortized gains on terminated swap agreements and swap agreements no longer designated as fair value hedges of $8.4 and $12.8 at December 31, 2007 and 2006, respectively (see Note 7, Financial Instruments and Risk Management).

At December 31, 2007 and 2006, we held interest rate swap contracts that swap approximately 30% of our long-term debt to variable rates (see Note 7, Financial Instruments and Risk Management).

In January 2006, we issued in a public offering $500.0 principal amount of notes payable (“5.125% Notes”) that mature on January 15, 2011, and bear interest, payable semi-annually, at a per annum rate equal to 5.125%. The net proceeds from the offering were used for general corporate purposes, including the repayment of short-term domestic debt. The carrying value of the 5.125% Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $.4 and $.5 at December 31, 2007 and 2006, respectively.

In June 2003, we issued to the public $250.0 principal amount of registered senior notes (the “4.20% Notes”) under our $1,000.0 debt shelf registration statement. The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The net proceeds were used to repay a portion of convertible notes, which matured in July 2003. The carrying value of the 4.20% Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.9 and $1.0 at December 31, 2007 and 2006, respectively.

In April 2003, the call holder of $100.0, 6.25% Notes due May 2018 (the “Notes”), embedded with put and call option features, exercised the call option associated with these Notes, and thus became the sole note holder of the Notes. Pursuant to an agreement with the sole note holder, we modified these Notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. In May 2003, $125.0 principal amount of registered senior notes were issued in exchange for the modified notes held by the sole note holder. No cash proceeds were received by us. The registered senior notes mature on May 15, 2013, and bear interest at a per annum rate of 4.625%, payable semi-annually (the “4.625% Notes”). The 4.625% Notes were issued under our $1,000.0 debt shelf registration statement. The transaction was accounted for as an exchange of debt instruments and, accordingly, the premium related to the original notes is being amortized over the life of the new 4.625% Notes. At December 31, 2007 and 2006, the carrying value of the 4.625% Notes represents the $125.0 principal amount, net of the unamortized discount to face value and the premium related to the call option associated with the original notes totaling $13.0 and $14.9, respectively.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At December 31, 2007, we were in compliance with all covenants in our indentures.

Annual maturities of long-term debt (including unamortized discounts and premiums and excluding the adjustments for debt with fair value hedges) outstanding at December 31, 2007, are as follows:

	2008	2009	2010	2011	2012	After 2012	Total
Maturities	$22.8	$303.8	$2.0	$501.3	$1.1	$375.0	$1,206.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financing

We have a five-year, $1,000.0 revolving credit and competitive advance facility (the “credit facility”), which expires in January 2011. The credit facility may be used for general corporate purposes. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime or 1/2% plus the federal funds rate. The credit facility has an annual fee of $.675, payable quarterly, based on our current credit ratings. The credit facility contains various covenants, including a financial covenant which requires Avon’s interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. At December 31, 2007, there were no amounts outstanding under the credit facility.

We maintain a $1,000.0 commercial paper program. Under the program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At December 31, 2007, we had commercial paper outstanding of $701.6 at an average annual interest rate of 5.05%.

In April 2007, we entered into a one-year, Euro 50 million ($72.9 at the exchange rate on December 31, 2007) uncommitted credit facility (“Euro credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the Euro credit facility bear interest at the Euro LIBOR rate plus an applicable margin. The Euro credit facility is available for general corporate purposes. The Euro credit facility is designated as a hedge of our investments in our Euro-denominated functional currency subsidiaries. At December 31, 2007, there was $32.8 (Euro 22.5 million) outstanding under the Euro credit facility.

In August 2006, we entered into a one-year, Japanese yen 11.0 billion ($96.3 at the exchange rate on December 31, 2007) uncommitted credit facility (“yen credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the yen credit facility bear interest at the yen LIBOR rate plus an applicable margin. The yen credit facility is available for general corporate purposes, including working capital and the repayment of outstanding indebtedness. The yen credit facility was used to repay the Japanese yen 9.0 billion note which came due in September 2006, as well as for other general corporate purposes. The yen credit facility is designated as a hedge of our net investment in our Japanese subsidiary. In August 2007, we entered into an amendment of our one-year, Japanese yen 11.0 billion ($96.3 at the exchange rate on December 31, 2007) uncommitted credit facility with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The amendment provides for the extension of the yen credit facility until August 2008. At December 31, 2007, $96.3 (Japanese yen 11.0 billion) was outstanding under the yen credit family.

At December 31, 2007, we had an international committed line of credit of $5.1 with no amount outstanding. The fees on this line are .25% on the unused portion and the greater of the Canadian prime rate or the Canadian 30-day B. A. plus 5/8% on outstanding amounts.

At December 31, 2007, we were in compliance with all covenants in our indentures. Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt.

At December 31, 2007 and 2006, we also had letters of credit outstanding totaling $18.4 and $24.8, respectively, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for various trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31 consisted of the following:

	2007	2006
Foreign currency translation adjustments	$(62.5)	$(256.3)
Unrealized gains from available-for-sale securities, net of taxes of $.1 and $.1	.4	.3
Unrecognized actuarial losses, prior service credit, and transition obligation, net of taxes of $165.7 and $202.2	(337.2)	(400.0)
Net derivative losses from cash flow hedges, net of taxes of $9.7 and $.2	(17.7)	(.3)

Total	$(417.0)	$(656.3)

Foreign exchange losses of $8.1 resulting from the translation of unrealized actuarial losses, prior service credit and translation obligation recorded in AOCI are included in foreign currency translation adjustments in the rollforward of AOCI on the Consolidated Statements of Changes in Shareholders Equity.

A fixed-income portfolio included in a grantor trust and mutual funds that are used to make benefit payments under non-qualified benefit plans are classified as available-for-sale and recorded at current market value (see Note 10, Employee Benefit Plans).

The cost, gross unrealized gains and losses and market value of the available-for-sale securities as of December 31, were as follows:

2007

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. government bonds(1)	$.5	$—	$—	$.5
State and municipal bonds(1)	13.3	—	—	13.3
Mortgage backed securities(1)	.7	—	—	.7
Other (1)	3.5	.5	—	4.0

Total available-for-sale securities(2)	$18.0	$.5	$—	$18.5

(1)	At December 31, 2007, investments with scheduled maturities in less than two years totaled $2.0, two to five years totaled $2.5, and more than five years totaled $10.5.

(2)	At December 31, 2007, there were no investments with unrealized losses in a loss position for greater than 12 months.

Payments for the purchases, proceeds and gross realized gains and losses from the sales of these securities totaled $47.0, $46.1, $.1 and $(.1), respectively, during 2007.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cost, gross unrealized gains and losses and market value of the available-for-sale securities as of December 31, were as follows:

2006

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. government bonds(1)	$2.6	$—	$—	$2.6
State and municipal bonds(1)	9.9	—	—	9.9
Mortgage backed securities(1)	.8	—	—	.8
Other (1)	3.8	.4	—	4.2

Total available-for-sale securities(2)	$17.1	$.4	$—	$17.5

(1)	At December 31, 2006, investments with scheduled maturities in less than two years totaled $3.0, two to five years totaled $1.6, and more than five years totaled $9.1.

(2)	At December 31, 2006, there were no investments with unrealized losses in a loss position for greater than 12 months.

Payments for the purchases, proceeds and gross realized gains and losses from the sales of these securities totaled $26.2, $26.1, $.1 and $(.1), respectively, during 2006.

For the years ended December 31, 2007 and 2006, unrealized gains on available-for-sale securities impacted accumulated other comprehensive loss as follows:

	2007	2006
Net unrealized gains at beginning of year, net of taxes	$.3	$.2
Net unrealized gains, net of taxes	.1	.1
Reclassification of net gains to earnings, net of taxes	—	—

Net unrealized gains end of year, net of taxes	$.4	$.3

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Income Taxes

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2007	2006
Deferred tax assets:
Postretirement benefits	$43.0	$73.2
Accrued expenses and reserves	176.7	145.4
Special and non-recurring charges	48.8	23.7
Employee benefit plans	197.3	136.1
Foreign operating loss carryforwards	295.8	252.6
Postemployment benefits	16.1	16.1
Capitalized expenses	18.8	34.7
Minimum tax credit carryforwards	24.9	19.2
Foreign tax credit carryforwards	28.6	—
All other	65.2	42.1
Valuation allowance	(278.3)	(234.1)

Total deferred tax assets	636.9	509.0

Deferred tax liabilities:
Depreciation and amortization	(53.9)	(54.6)
Prepaid retirement plan costs	(37.4)	(10.9)
Capitalized interest	(2.1)	(4.8)
Capitalized software	(6.8)	(5.5)
Unremitted foreign earnings	(20.1)	(8.6)
All other	(21.9)	(29.0)

Total deferred tax liabilities	(142.2)	(113.4)

Net deferred tax assets	$494.7	$395.6

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2007	2006
Deferred tax assets:
Prepaid expenses and other	$261.4	$191.7
Other assets	272.9	241.4

Total deferred tax assets	534.3	433.1

Deferred tax liabilities:
Income taxes	(7.7)	(7.4)
Long-term income taxes	(31.9)	(30.1)

Total deferred tax liabilities	(39.6)	(37.5)

Net deferred tax assets	$494.7	$395.6

The valuation allowance primarily represents amounts for foreign operating loss carryforwards. The basis used for recognition of deferred tax assets included the profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit carryforwards during the carryover periods. The net increase in the valuation allowance of $44.2 during 2007 was mainly due to several of our foreign entities continuing to incur losses during 2007, thereby increasing the net operating loss carryforwards for which a valuation allowance was provided.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before taxes and minority interest for the years ended December 31 was as follows:

	2007	2006	2005
United States	$(31.6)	$(33.5)	$206.0
Foreign	827.7	737.0	918.2

Total	$796.1	$703.5	$1,124.2

The provision for income taxes for the years ended December 31 was as follows:

	2007	2006	2005
Federal:
Current	$23.2	$(16.7)	$(29.8)
Deferred	(37.2)	(38.6)	(7.2)

	(14.0)	(55.3)	(37.0)

Foreign:
Current	348.2	348.4	319.8
Deferred	(75.8)	(67.0)	(20.0)

	272.4	281.4	299.8

State and other:
Current	3.8	2.4	11.4
Deferred	.6	(5.1)	(4.5)

	4.4	(2.7)	6.9

Total	$262.8	$223.4	$269.7

The effective tax rate for the years ended December 31 was as follows:

	2007	2006	2005
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	.4	.1	.8
Taxes on foreign income, including translation	.5	(.5)	(1.9)
Tax audit settlements, refunds, amended returns and foreign tax credits	(1.0)	(5.7)	(10.5)
Repatriation of prior years foreign earnings	—	3.1	—
Net change in valuation allowances	(2.0)	—	—
Other	.1	(.2)	.6

Effective tax rate	33.0%	31.8%	24.0%

At December 31, 2007, we had foreign operating loss carryforwards of approximately $994.9. The loss carryforwards expiring between 2008 and 2022 are $100.8 and the loss carryforwards which do not expire are $894.1. We also had minimum tax credit carryforwards of $24.9 which do not expire, capital loss carryforwards of $11.2 that will expire in 2010, and foreign tax credit carryforwards of $28.6 that will expire in 2016 and 2017.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, we recognized an $18.3 increase in the liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At December 31, 2007, we had $154.3 of total gross unrecognized tax benefits, of which approximately $141 would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$135.6
Additions based on tax positions related to the current year	24.2
Additions for tax positions of prior years	5.4
Reductions for tax positions of prior years	(3.6)
Reductions due to lapse of statute of limitations	(2.9)
Reductions due to settlements with tax authorities	(4.4)

Balance at December 31, 2007	$154.3

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. At December 31, 2007, we had $29.7 accrued for interest and penalties, net of tax benefit. During 2007, we recorded $3.3 for interest and penalties, net of tax benefit.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of December 31, 2007, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2002-2007
China	2003-2007
Mexico	2002-2007
Poland	2002-2007
Russia	2007
United States	2004-2007

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $65 to $85 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% - 125% of the cumulative changes in the fair value of the hedged item. The ineffective portion of the derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. We include the change in the time value of options in our assessment of hedge effectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains and losses that were accumulated in AOCI to earnings in other expense, net on the Consolidated Statements of Income.

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At December 31, 2007 and 2006, we held interest rate swap agreements that effectively converted approximately 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at December 31, 2007 and 2006 was approximately 60% and 50%, respectively.

At December 31, 2007 and 2006, we had interest rate swaps designated as fair value hedges of fixed-rate debt, with unrealized losses of $10.8 and $23.9, respectively. Additionally, at December 31, 2007 and 2006, we had interest rate swaps that were not designated as fair value hedges with unrealized gains of $9.7 and $13.8, respectively. Long-term debt at December 31, 2007 and 2006, respectively, includes net unrealized losses of $9.4 and $21.8, respectively, on interest rate swaps designated as fair value hedges. Long-term debt at December 31, 2007 and 2006, also includes remaining unamortized gains of $8.4 and $12.8, respectively, resulting from terminated swap agreements and swap agreements no longer designated as fair value hedges, which are being amortized to interest expense over the remaining terms of the underlying debt. There was no hedge ineffectiveness for the years ended December 31, 2007, 2006 and 2005, related to these interest rate swaps.

In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 that expired on January 31, 2008. The locks have been designated as cash flow hedges and are being used to hedge exposure to a possible rise in interest rates, as we expect to incur long-term debt to refinance our commercial paper. At December 31, 2007, we recorded unrealized losses of $25.3 in AOCI related to these locks. On January 31, 2008, we extended the maturity date of the locks to July 31, 2008, as we expect to incur long-term debt by that date.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During 2003, we entered into treasury lock agreements that we designated as cash flow hedges and were used to hedge the exposure to the possible rise in interest rates prior to the issuance of the 4.625% Notes. The loss of $2.6 was recorded in AOCI and is being amortized to interest expense over ten years.

At December 31, 2007 and 2006, AOCI includes remaining unamortized losses of $27.9 and $3.3 ($18.1 and $2.1 net of taxes), respectively, resulting from treasury lock agreements.

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

For the years ended December 31, 2007, 2006 and 2005, the ineffective portion of our cash flow foreign currency derivative instruments and the net gains or losses reclassified from AOCI to earnings for cash flow hedges that had been discontinued because the forecasted transactions were not probable of occurring were not material.

At December 31, 2007, the maximum remaining term over which we were hedging foreign exchange exposures to the variability of cash flows for all forecasted transactions was 12 months. As of December 31, 2007, we expect to reclassify $17.7, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next 12 months due to (a) foreign currency denominated intercompany royalties, (b) intercompany loan settlements and (c) foreign currency denominated purchases or receipts.

For the years ended December 31, 2007 and 2006, cash flow hedges impacted AOCI as follows:

	2007	2006
Net derivative losses at beginning of year	$(.3)	$(1.3)
Net gains on derivative instruments, net of taxes of $12.2 and $1.2	16.8	10.1
Reclassification of net gains to earnings, net of taxes of $2.7 and $1.3	(34.2)	(9.1)

Net derivative losses at end of year, net of taxes of $9.7 and $.2	$(17.7)	$(.3)

We use foreign currency forward contracts and foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of certain of our foreign subsidiaries. At December 31, 2007, we had a Japanese yen-denominated note payable to hedge our net investment in our Japanese subsidiary (see Note 4, Debt and Other Financing). For the years ended December 31, 2007, 2006 and 2005, $9.7, $6.1 and $7.3, respectively, related to the effective portions of these hedges were included in foreign currency translation adjustments within AOCI on the Consolidated Balance Sheets.

At December 31, 2007 and 2006, we held foreign currency forward contracts and option contracts with fair values totaling $2.8 and $7.9, respectively, recorded in accounts payable.

Credit and Market Risk

We attempt to minimize our credit exposure to counterparties by entering into interest rate swap and foreign currency forward rate and option agreements only with major international financial institutions with “A” or higher credit ratings as issued by Standard & Poor’s Corporation. Our foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $19.9 at December 31, 2007. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The methods and assumptions used to estimate fair value are as follows:

Fixed-income securities - The fair values of these investments were based on the quoted market prices for issues listed on securities exchanges.

Debt maturing within one year and long-term debt - The fair values of all debt and other financing were determined based on quoted market prices.

Foreign exchange forward and option contracts - The fair values of forward and option contracts were determined based on quoted market prices from banks.

Interest rate swap and treasury lock agreements - The fair values of interest rate swap and treasury lock agreements were estimated based on quotes from market makers of these instruments and represent the estimated amounts that we would expect to receive or pay to terminate the agreements.

The asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$963.4	$963.4	$1,198.9	$1,198.9
Fixed–income securities	18.8	18.8	18.0	18.0
Grantor trust cash and cash equivalents	10.7	10.7	25.2	25.2
Debt maturing within one year	929.5	929.5	(615.6)	(615.6)
Long-term debt, net of related discount or premium	1,167.7	1,178.4	(1,170.4)	(1,165.4)
Foreign exchange forward and option contracts	2.8	2.8	7.9	7.9
Interest rate swap and treasury lock agreements	(29.0)	(29.0)	(13.4)	(13.4)

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

We recognized compensation cost of $61.6, $62.9 and $10.1 for stock options, restricted stock, restricted stock units, and stock appreciation rights, all of which was recorded in selling, general and administrative expenses,

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the three years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized for share-based arrangements was $20.7, $21.5 and $3.5 during the three years ended December 31, 2007, 2006 and 2005, respectively.

As discussed in Note 1, Description of the Business and Significant Accounting Policies, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. The following table summarizes the proforma effects on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation for the year ended December 31, 2005.

2005
Net income, as reported	$847.6
Add: compensation expense recognized for restricted stock and restricted stock units, net of taxes	6.6
Less: share-based compensation expense determined under FAS No. 123, net of taxes	(37.7)

Pro forma net income	$816.5

Earnings per share:
Basic – as reported	$1.82
Basic – pro forma	$1.75
Diluted – as reported	$1.81
Diluted – pro forma	$1.74

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions for options granted during the years ended December 31, :

	2007	2006	2005
Risk-free rate(1)	4.5%	5.1%	4.2%
Expected term(2)	4 years	4 years	4 years
Expected volatility(3)	27%	26%	25%
Expected dividends(4)	2.1%	2.3%	1.6%

(1)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

(3)	Expected volatility is based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	Assumes the current cash dividends of $.185, $.175 and $.165 per share each quarter on Avon’s common stock for options granted during 2007, 2006 and 2005, respectively.

The weighted-average grant-date fair values per share of options granted during 2007, 2006 and 2005, were $8.41, $6.75 and $9.07, respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock options as of December 31, 2007, and changes during 2007, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	24,658	$31.85
Granted	2,279	36.75
Exercised	(3,410)	24.24
Forfeited	(409)	37.80
Expired	(470)	38.27

Outstanding at December 31, 2007	22,648	$33.25	6.3	$156.8

Exercisable at December 31, 2007	16,422	$31.91	5.6	$134.3

At December 31, 2007, there was approximately $13.4 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.3 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2007, 2006 and 2005, were as follows:

	2007	2006	2005
Cash proceeds from stock options exercised	$85.5	$32.5	$61.4
Tax benefit realized for stock options exercised	16.8	4.1	20.6
Intrinsic value of stock options exercised	50.5	11.7	57.1

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units granted prior to January 1, 2007, was determined based on the average of the high and low market prices of our common stock on the grant date. Effective January 1, 2007, the fair value of restricted stock and restricted stock units granted was determined based on the closing price of our common stock on the date of grant.

A summary of restricted stock and restricted stock units at December 31, 2007, and changes during 2007, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2007	1,980	$32.54
Granted	1,214	36.84
Vested	(416)	34.28
Forfeited	(87)	33.19

Nonvested at December 31, 2007	2,691	$34.71

The total fair value of restricted stock and restricted stock units that vested during 2007 was $14.3, based upon market prices on the vesting dates. As of December 31, 2007, there was approximately $43.9 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

2005-2007 Performance Cash Plan

In 2005, we established a three-year performance cash plan for the period 2005-2007 (the “Plan”). Awards were set with the objective of payouts ranging from 30% of target for the achievement of threshold financial objectives aligned with our long-term business plan to 200% of target if maximum performance objectives are achieved. The Compensation Committee of the Board of Directors had designated total revenues and operating margin as the key

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance measures under the Plan. As of December 31, 2007, the objectives were not achieved; therefore, no expense was recognized during 2007. During 2006 and 2005, management determined that the likelihood of achieving the objectives was remote; therefore, no expense was recognized during 2006 or 2005, respectively.

NOTE 9. Shareholders’ Equity

Share Rights Plan

We have a Share Rights Plan under which one right has been declared as a dividend for each outstanding share of its common stock. Each right, which is redeemable at $.005 at any time at our option, entitles the shareholder, among other things, to purchase one share of Avon common stock at a price equal to one-half of the then current market price, if certain events have occurred. The right is exercisable if, among other events, one party obtains beneficial ownership of 20% or more of Avon’s voting stock. The description and terms of the rights are set forth in a Rights Agreement between Avon and Computer Share Limited.

Stock Repurchase Program

In September 2000, our Board approved a five-year, $1,000.0 share repurchase program which was completed during August 2005. In August 2005, our Board of Directors authorized us to repurchase an additional $500.0 of our common stock. The $500.0 program was completed during December 2005. In February 2005, our Board approved a new five-year, $1,000.0 share repurchase program to begin upon completion of our previous share repurchase program. This $1,000.0 program was completed during December 2007. In October 2007, our Board of Directors approved a five-year $2,000.0 share repurchase program (“$2.0 billion program”) to begin upon completion of our previous $1,000.0 share repurchase program. We repurchased approximately 322,000 shares for $12.9 under the $2.0 billion program in December 2007.

NOTE 10. Employee Benefit Plans

Savings Plan

We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan, which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. Prior to February 2005, we matched employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. In February 2005, Avon temporarily suspended the matching contribution. The matching contributions were resumed in 2006 at the pre-February 2005 levels. In 2007, 2006, and 2005, matching contributions approximating $12.8, $12.7 and $1.8, respectively, were made to this plan in cash, which were then used by the plan to purchase Avon shares in the open market.

Defined Benefit Pension and Postretirement Plans

Avon and certain subsidiaries have contributory and noncontributory retirement plans for substantially all employees of those subsidiaries. Benefits under these plans are generally based on an employee’s years of service and average compensation near retirement. Plans are funded based on legal requirements and cash flow.

We provide health care and life insurance benefits for the majority of employees who retire under our retirement plans in the U.S. and certain foreign countries. In the U.S., the cost of such health care benefits is shared by us and our retirees for employees hired on or before January 1, 2005. Employees hired after January 1, 2005, will pay the full cost of the health care benefits upon retirement.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 had no impact on our Consolidated Statement of Income for the years ended December 31, 2007, 2006, and 2005. SFAS 158’s provisions regarding the change in the measurement date of defined benefit and other postretirement plans had no impact as we were already using a measurement date of December 31 for our pension plans. The following table summarizes the impact of the initial adoption of SFAS 158:

Effect of Adopting SFAS 158 at December 31, 2006	Prior to SFAS 158(1)	Effect of Adoption of SFAS 158 Increase (Decrease)	After Adopting SFAS 158
Other assets	$448.8	$(232.8)	$216.0
Accrued compensation	—	35.5	35.5
Employee benefit plans liability	455.5	(13.4)	442.1
Accumulated other comprehensive loss, net of taxes	(145.3)	(254.7)	(400.0)

(1)	Includes effects of additional minimum liability that would have been recognized at December 31, 2006, had we not been required to adopt SFAS 158.

Reconciliation of Benefit Obligations, Plan Assets and Funded Status

The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

	Pension Plans				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2007	2006	2007	2006	2007	2006
Change in Benefit Obligation:
Beginning balance	$(830.1)	$(883.9)	$(763.7)	$(694.7)	$(182.2)	$(178.2)
Service cost	(25.4)	(25.8)	(19.4)	(21.4)	(3.5)	(3.4)
Interest cost	(47.3)	(48.4)	(38.2)	(34.2)	(10.2)	(10.5)
Actuarial gain (loss)	22.0	49.7	38.9	(34.7)	14.6	(4.5)
Plan participant contributions	—	—	(3.0)	(2.8)	(8.6)	(7.6)
Benefits paid	113.0	97.8	35.8	32.6	18.5	20.1
Federal subsidy	—	—	—	—	(1.7)	(1.7)
Plan amendments	(4.0)	—	(1.1)	25.3	(1.6)	4.6
Settlements/ curtailments	(4.4)	(13.2)	10.3	29.8	—	2.6
Special termination benefits	(.5)	(6.3)	—	(.6)	—	(3.3)
Foreign currency changes	—	—	(46.6)	(63.0)	(2.2)	(.3)

Ending balance	$(776.7)	$(830.1)	$(787.0)	$(763.7)	$(176.9)	$(182.2)

Change in Plan Assets:
Beginning balance	$738.8	$693.0	$573.5	$428.7	$—	$—
Actual return on plan assets	65.3	86.9	25.2	48.6	1.2	—
Company contributions	22.2	56.7	79.4	104.8	58.2	10.8
Federal subsidy	—	—	—	—	1.7	1.7
Plan participant contributions	—	—	3.0	2.8	8.6	7.6
Benefits paid	(113.0)	(97.8)	(35.8)	(32.6)	(18.5)	(20.1)
Foreign currency changes	—	—	34.5	42.3	—	—
Settlements/ curtailments	—	—	(8.8)	(21.1)	—	—

Ending balance	$713.3	$738.8	$671.0	$573.5	$51.2	$—

Funded Status:
Funded status at end of year	$(63.4)	$(91.3)	$(116.0)	$(190.2)	$(125.7)	$(182.2)
Amount Recognized in Balance Sheet:
Other assets	$30.0	$3.5	$10.0	$10.3	$—	$—
Accrued compensation	(9.2)	(22.9)	(12.6)	(1.9)	(3.7)	(10.7)
Employee benefit plans liability	(84.2)	(71.9)	(113.4)	(198.6)	(122.0)	(171.5)

Net amount recognized	$(63.4)	$(91.3)	$(116.0)	$(190.2)	$(125.7)	$(182.2)

Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$342.3	$412.1	$198.0	$227.8	$26.8	$41.1
Prior service credit	(1.5)	(7.6)	(23.5)	(25.6)	(39.8)	(46.3)
Transition obligation	—	—	.6	.7	—	—

Total pretax amount recognized	$340.8	$404.5	$175.1	$202.9	$(13.0)	$(5.2)

Supplemental Information:
Accumulated benefit obligation	$756.3	$800.1	$745.5	$724.0	N/A	N/A

Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$93.3	$94.8	$666.0	$657.9	N/A	N/A
Fair value plan assets	—	—	539.9	457.5	N/A	N/A

Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$93.3	$94.8	$658.2	$651.7	N/A	N/A
Accumulated benefit obligation	84.4	82.2	640.2	633.3	N/A	N/A
Fair value plan assets	—	—	532.9	452.2	N/A	N/A

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. pension plans include funded qualified plans and unfunded non-qualified plans. As of December 31, 2007 and 2006, the U.S. qualified pension plans had benefit obligations of $683.3 and $735.3, and plan assets of $713.3 and $738.8, respectively. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net Periodic Benefit Cost:
Service cost	$25.4	$25.8	$29.5	$19.4	$21.4	$20.3	$3.5	$3.4	$2.4
Interest cost	47.3	48.4	48.9	38.2	34.2	33.0	10.2	10.5	9.2
Expected return on plan assets	(53.6)	(54.5)	(52.5)	(39.7)	(31.1)	(28.0)	(2.3)	—	—
Amortization of prior service (credit) cost	(1.9)	(2.2)	(2.3)	(1.7)	.2	1.6	(6.1)	(6.0)	(6.1)
Amortization of actuarial losses	36.0	33.1	38.6	13.9	11.5	9.5	1.5	1.9	2.2
Amortization of transition obligation	—	—	—	.1	—	—	—	—	—
Settlements/curtailments	4.4	11.2	—	(.7)	2.6	1.9	—	(2.1)	—
Special termination benefits	.5	6.3	.2	—	.6	—	—	3.3	—
Other	—	—	—	(.7)	(.2)	(.7)	—	—	—

Net periodic benefit cost	$58.1	$68.1	$62.4	$28.8	$39.2	$37.6	$6.8	$11.0	$7.7

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2002 and 2001, the plan assets experienced weaker investment returns, which was mostly due to unfavorable returns on equity securities. These unfavorable investment returns increased pension costs in 2007, 2006 and 2005. In addition, net periodic pension cost may significantly increase in the future if settlement losses are required to be recorded due to an increase in the aggregate benefits paid as lump sum distributions. Settlement losses may result in the future if the number of eligible participants deciding to receive lump sum distributions and the amount of their benefits increases. Curtailment gains or losses may result in the future if an event occurs that significantly reduces the number of years of future service of current employees or eliminates the accrual of defined benefits for some or all future services of a significant number of employees. Our funding requirements may be impacted by regulations or interpretations thereof relating to the transitioning of our pension plan from a traditional defined benefit plan to a cash balance plan.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$28.9	$11.0	$1.1
Prior service credit	(1.0)	(1.7)	(6.1)
Transition obligation	—	.1	—

Assumptions

Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.20%	5.90%	5.56%	4.93%	6.26%	5.90%
Rate of compensation increase	4.00%	5.00%	3.10%	3.05%	N/A	N/A

The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans, were based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis has increased to 5.88% at December 31, 2007, from 5.43% at December 31, 2006. In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary.

Weighted-average assumptions used to determine net cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.90%	5.50%	5.80%	4.93%	5.01%	5.48%	5.90%	6.33%	5.65%
Rate of compensation increase	5.00	6.00	6.00	2.99	3.14	2.80	N/A	N/A	N/A
Rate of return on assets	8.00	8.00	8.00	6.85	6.97	7.14	N/A	N/A	N/A

In determining the net cost for the year ended December 31, 2007, the assumed rate of return on assets globally was 7.5%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. plans.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for determining 2007 net costs for the U.S. plan was 8.0%. Historical rates of return for the U.S. plan for the most recent ten-year and 20-year periods were 6.62% and 9.91%, respectively. In the U.S plan, our asset allocation policy has favored U.S. equity securities, which have returned 5.8% and 11.97%, respectively, over the ten-year and 20-year period.

In addition, the current rate of return assumption for the U.S. plan was based on an asset allocation of approximately 33% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 5% to 7% in the long term) and 67% in equity securities (which are expected to earn approximately 8% to 10% in the long term). Similar assessments were performed in determining rates of return on non-U.S. pension plan assets, to arrive at our weighted-average rate of return of 8.00% for determining 2007 net cost.

Plan Assets

Our U.S. and non-U.S. pension plans target and weighted-average asset allocations at December 31, 2007 and 2006, by asset category were as follows:

	U.S. Plans % of Plan Assets			Non-U.S. Plans % of Plan Assets
	Target 2008	at Year End		Target 2008	at Year End
Asset Category		2007	2006		2007	2006
Equity securities	67%	65%	65%	60%	60%	61%
Debt securities	33	35	35	33	32	28
Other	—	—	—	7	8	11

Total	100%	100%	100%	100%	100%	100%

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows

We expect to contribute up to approximately $9 and $23 to our U.S. and non-U.S. pension plans, respectively, in 2008.

Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits			Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	Gross Payments	Federal Subsidy
2008	$81.2	$41.2	$122.4	$12.1	$1.8
2009	84.6	38.5	123.1	12.1	1.9
2010	83.5	41.4	124.9	13.2	2.0
2011	68.2	41.2	109.4	13.6	2.1
2012	64.7	42.4	107.1	14.0	2.2
2013 – 2017	300.4	238.3	538.7	75.0	12.3

Postretirement Benefits

For 2007, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 8.0% for all claims and will gradually decrease each year thereafter to 5.0% in 2012 and beyond. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

(In millions)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	1.3	(1.2)
Effect on postretirement benefit obligation	12.7	(12.0)

Postemployment Benefits

We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits, continuation of health care benefits and life insurance coverage to eligible former employees after employment but before retirement. At December 31, 2007 and 2006, the accrued cost for postemployment benefits was $57.9 and $53.7, respectively, and was included in employee benefit plans liability.

Supplemental Retirement Programs

We offer the Avon Products, Inc. Deferred Compensation Plan (the “Plan”) for certain key employees. The Plan is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets, including assets held in a grantor trust, described below, and corporate-owned life insurance policies. The Plan allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would have been made to the Avon Personal Savings Account Plan (the “PSA”) but that are in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three investment alternatives. Expense associated with the Plan for the years ended December 31, 2007, 2006 and 2005, was $6.8, $6.1 and $5.8, respectively. At December 31, 2007, the accrued cost for the deferred compensation plan was $98.0 (2006 - $101.5) and was included in other liabilities.

We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement and Life Plan of Avon Products, Inc. (“SERP”) and the Benefits Restoration Pension Plan of Avon Products, Inc. (“Restoration Plan”) under which non-qualified supplemental pension benefits are paid to higher paid employees in addition to amounts received under our qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of the net periodic benefit cost shown above and in 2007 amounted to $9.5 (2006 - $12.5; 2005 - $12.1). The benefit obligation under this program at December 31, 2007, was $73.7 (2006 - $54.5) and was included in employee benefit plans.

We also maintain a Supplemental Life Insurance Plan (“SLIP”) under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP and for obligations under the Plan. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2007	2006
Fixed-income portfolio	$16.0	$15.1
Corporate-owned life insurance policies	37.8	36.1
Cash and cash equivalents	11.0	25.7

Total	$64.8	$76.9

Additionally, we have assets that may be used for other benefit payments. These assets are included in other assets and at December 31 consisted of the following:

	2007	2006
Corporate-owned life insurance policies	$60.0	$58.1
Mutual funds	2.5	2.4

Total	$62.5	$60.5

The assets are recorded at market value, with increases or decreases in the corporate-owned life insurance policies reflected in the Consolidated Statements of Income.

The fixed-income portfolio held in the grantor trust and the mutual funds are considered available-for-sale securities. See Note 5, Accumulated Other Comprehensive Loss.

NOTE 11. Segment Information

Our operating segments, which are our reportable segments, are based on geographic operations and include commercial business units in North America; Latin America; Western Europe, Middle East & Africa; Central & Eastern Europe; Asia Pacific; and China. Global expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, and marketing. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as global expenses. We do not allocate to our segments income taxes, foreign exchange gains or losses, or costs of implementing restructuring initiatives related to our global functions. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment. In Europe, our manufacturing facilities primarily support Western Europe, Middle East & Africa and Central & Eastern Europe. In our disclosures of total assets, capital expenditures and depreciation and amortization, we have allocated amounts associated with the European manufacturing facilities between Western Europe, Middle East & Africa and Central & Eastern Europe based upon planned sale of beauty units. A similar allocation is done in Asia where our manufacturing facilities primarily support Asia Pacific and China.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information concerning our segments as of December 31 is shown in the following tables.

Total Revenue & Operating Profit

	2007		2006		2005
	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
North America	$2,622.1	$213.1	$2,554.0	$181.6	$2,510.5	$282.8
Latin America	3,298.9	483.1	2,743.4	424.0	2,272.6	453.2
Western Europe, Middle East & Africa	1,308.6	33.9	1,123.7	(17.8)	1,065.1	63.7
Central & Eastern Europe	1,577.8	296.1	1,320.2	296.7	1,226.3	331.7
Asia Pacific	850.8	64.3	810.8	42.5	868.6	102.9
China	280.5	2.0	211.8	(10.8)	206.5	7.7

Total from operations	9,938.7	1,092.5	8,763.9	916.2	8,149.6	1,242.0
Global and other	—	(219.8)	—	(154.8)	—	(93.0)

Total	$9,938.7	$872.7	$8,763.9	$761.4	$8,149.6	$1,149.0

Total Assets

	2007	2006	2005
North America	$789.1	$739.3	$753.2
Latin America	1,614.4	1,396.4	1,204.9
Western Europe, Middle East & Africa	615.3	546.1	548.3
Central & Eastern Europe	970.4	771.0	641.3
Asia Pacific	437.0	392.7	347.8
China	292.3	270.1	215.0

Total from operations	4,718.5	4,115.6	3,710.5
Global and other	997.7	1,122.6	1,050.9

Total assets	$5,716.2	$5,238.2	$4,761.4

Capital Expenditures

	2007	2006	2005
North America	$77.9	$33.0	$36.5
Latin America	90.1	57.4	43.1
Western Europe, Middle East & Africa	31.2	33.0	37.0
Central & Eastern Europe	29.6	13.7	30.3
Asia Pacific	16.6	13.4	11.9
China	9.7	4.5	7.6

Total from operations	255.1	155.0	166.4
Global and other	23.4	19.8	40.4

Total capital expenditures	$278.5	$174.8	$206.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and Amortization

	2007	2006	2005
North America	$35.0	$30.0	$35.4
Latin America	49.6	48.7	31.2
Western Europe, Middle East & Africa	26.4	23.1	18.7
Central & Eastern Europe	19.7	19.8	18.0
Asia Pacific	16.0	10.6	11.2
China	5.8	5.2	4.2

Total from operations	152.5	137.4	118.7
Global and other	19.6	22.2	20.9

Total depreciation and amortization	$172.1	$159.6	$139.6

Total Revenue by Major Country

	2007	2006	2005
U.S.	$2,194.9	$2,157.1	$2,140.7
Brazil	1,352.0	1,039.2	785.3
All other	6,391.8	5,567.6	5,223.6

Total	$9,938.7	$8,763.9	$8,149.6

A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

Long-Lived Assets by Major Country

	2007	2006	2005
U.S.	$465.5	$418.2	$431.0
Brazil	197.7	115.5	97.0
Colombia	131.6	145.1	163.3
All other	935.3	800.4	727.7

Total	$1,730.1	$1,479.2	$1,419.0

A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. The U.S. and Brazil’s long-lived assets consist primarily of property, plant and equipment related to manufacturing and distribution facilities. Colombia’s long-lived assets consist primarily of goodwill and intangible assets associated with the 2005 acquisition of this business (See Note 16, Goodwill and Intangible Assets).

Revenue by Product Category

	2007	2006	2005
Beauty(1)	$6,932.5	$6,019.6	$5,586.4
Beauty Plus(2)	1,879.1	1,683.2	1,528.9
Beyond Beauty(3)	1,033.6	974.5	949.9

Net sales	9,845.2	8,677.3	8,065.2
Other revenue(4)	93.5	86.6	84.4

Total revenue	$9,938.7	$8,763.9	$8,149.6

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.

(2)	Beauty Plus includes fashion jewelry, watches, apparel and accessories.

(3)	Beyond Beauty includes home products and gift and decorative products.

(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Leases and Commitments

Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2007, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2008	$91.6	$155.8
2009	71.1	70.4
2010	53.2	47.1
2011	36.4	25.3
2012	27.9	17.7
Later years	56.5	64.2
Sublease rental income	(38.1)	—

Total	$298.6	$380.5

Rent expense in 2007 was $118.5 (2006 - $114.7; 2005 - $109.2). Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $308.4 were in progress at December 31, 2007.

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

During the fourth quarter 2007, we announced the final initiatives that are part of our restructuring plan. We expect to record restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $443.6 ($158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives. We expect to record a majority of the remaining costs by the end of 2009.

Restructuring Charges –2005

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with initiatives that had been approved to date, we recorded total costs to implement in 2005 of $56.5, and the costs consisted of the following:

•

charges of $43.2 for employee-related costs, including severance, pension and other termination benefits, asset impairment charges and cumulative foreign currency translation charges previously recorded directly to shareholders’ equity;

•	charges of $8.4 for inventory write-off; and

•	other costs to implement of $4.9 for professional service fees related to the implementation of these initiatives.

Of the total costs to implement, $48.1 was recorded in selling, general and administrative expenses in 2005, and $8.4 was recorded in cost of sales in 2005.

Approximately 58% of these charges resulted in cash expenditures, with a majority of the cash payments made during 2006.

Restructuring Charges –2006

During 2006 and January 2007, additional exit and disposal activities that are a part of our restructuring initiatives were approved. Specific actions for this phase of our restructuring initiatives included:

•	organization realignment and downsizing in each region and global through a process called “delayering,” taking out layers to bring senior management closer to operations;

•	the phased outsourcing of certain services, including certain key human resource and customer service processes;

•	the realignment of certain North America distribution operations;

•	the exit of certain unprofitable operations, including the closure of the Avon Salon & Spa; and

•	the reorganization of certain functions, primarily sales-related organizations.

Many of the actions were completed in 2006, including the delayering program. A majority of the remaining actions were completed in 2007. The outsourcing of certain services is expected to be completed in phases through 2009. The realignment of certain North America distribution operations is expected to be completed in phases through 2012. The reorganization of one of our functions is expected to be completed in phases through 2010.

In connection with initiatives that had been approved to date, we recorded total costs to implement in 2006 of $228.8, and the costs consisted of the following:

•	charges of $218.3 for employee-related costs, including severance, pension and other termination benefits;

•

favorable adjustments of $16.1, primarily relating to a higher than expected number of employees successfully pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination); and

•	other costs to implement of $24.9 and $1.7 for professional service fees related to the implementation of these initiatives and accelerated depreciation, respectively.

Of the total costs to implement, $229.1 was recorded in selling, general and administrative expenses in 2006, and a favorable adjustment of $.3 was recorded in cost of sales in 2006.

Approximately 85% of these charges resulted in cash expenditures, with a majority of the cash payments made during 2007.

Restructuring Charges –2007

During 2007 and January 2008, exit and disposal activities that are a part of our multi-year restructuring plan were approved. Specific actions for this phase of our multi-year restructuring plan included:

•	the reorganization of certain functions, primarily sales-related organizations;

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	the restructure of certain international direct selling operations;

•	the realignment of certain of our distribution and manufacturing operations, including the realignment of certain of our Latin America distribution operations;

•	automation of certain distribution processes; and

•	outsourcing of certain finance, customer service, and information technology processes.

The actions described above are expected to be completed by the end of 2009. The outsourcing of certain information technology processes and the realignment of certain Latin America distribution operations are expected to be completed by the end of 2011.

In connection with initiatives that have been approved to date, we recorded total costs to implement in 2007 of $158.3, and the costs consisted of the following:

•	charges of $118.0 for employee-related costs, including severance, pension and other termination benefits;

•	favorable adjustments of $8.0, primarily relating to certain employees pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination); and

•

other costs to implement of $48.3 for professional service fees associated with our initiatives to outsource certain human resource, finance, customer service, and information technology processes and accelerated depreciation associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

Of the total costs to implement, $157.3 was recorded in selling, general and administrative expenses and $1.0 was recorded in cost of sales in 2007.

Approximately 95% of these charges are expected to result in future cash expenditures, with a majority of the cash payments expected to be made during 2008.

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
2005 Charges	$30.4	$1.4	$8.4	$11.4	$—	$51.6
Cash payments	(.5)	—	—	—	—	(.5)
Non-cash write-offs	(.7)	(1.4)	(8.4)	(11.4)	—	(21.9)
Foreign exchange	—	—	—	—	—	—

Balance December 31, 2005	$29.2	$—	$—	$—	$—	$29.2
2006 Charges	201.2	9.8	.6	.2	6.5	218.3
Adjustments	(13.5)	(.6)	(1.6)	—	(.4)	(16.1)
Cash payments	(112.0)	—	—	—	(5.1)	(117.1)
Non-cash write-offs	(23.0)	(9.2)	1.0	(.2)	—	(31.4)
Foreign exchange	3.0	—	—	—	.1	3.1

Balance December 31, 2006	$84.9	$—	$—	$—	$1.1	$86.0
2007 Charges	117.0	.2	—	—	.8	118.0
Adjustments	(8.0)	—	—	—	—	(8.0)
Cash payments	(47.6)	—	—	—	(1.1)	(48.7)
Non-cash write-offs	(4.9)	(.2)	—	—	—	(5.1)
Foreign exchange	1.8	—	—	—	(.1)	1.7

Balance December 31, 2007	$143.2	$—	$—	$—	$.7	$143.9

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented. Inventory write-offs relate to exited businesses.

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$327.1	$10.8	$7.4	$11.6	$6.9	$363.8
Charges to be incurred on approved initiatives	49.4	—	—	—	.2	49.6

Total expected charges	$376.5	$10.8	$7.4	$11.6	$7.1	$413.4

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Corporate	Total
2005	$6.9	$3.5	$11.7	$1.0	$18.2	$4.2	$6.1	$51.6
2006	61.8	34.6	45.1	6.9	22.2	2.1	29.5	202.2
2007	7.0	14.9	65.1	4.7	4.3	1.3	12.7	110.0

Charges recorded to date	$75.7	$53.0	$121.9	$12.6	$44.7	$7.6	$48.3	$363.8
Charges to be incurred on approved initiatives	4.4	6.1	23.8	.8	10.2	—	4.3	49.6

Total expected charges	$80.1	$59.1	$145.7	$13.4	$54.9	$7.6	$52.6	$413.4

As noted previously, we expect to record total costs to implement of approximately $530 before taxes for all restructuring initiatives, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement such as consulting other professional services, and accelerated depreciation.

NOTE 14. Contingencies

We are a defendant in an action commenced in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of our former headquarters in New York City. Solow alleges that we misappropriated the name of our former headquarters building and seeks damages based on a purported value of one dollar per square foot of leased space per year over the term of the lease. A trial of this action took place in May 2005 and, in January 2006, the judge issued a decision in our favor. Solow appealed that decision to the Appellate Division of the Supreme Court of the State of New York and, in June 2007, the Appellate Division affirmed the trial court’s decision. In July 2007, Solow filed a notice of motion before the Appellate Division for reargument or, alternatively, for leave to appeal to the New York Court of Appeals, and in September 2007, the Appellate Division denied Solow’s motion. In October 2007, Solow filed a motion before the Court of Appeals for leave to appeal to the Court of Appeals and in December 2007, the Court of Appeals denied Solow’s motion. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $117.5 at the exchange rate on December 31, 2007, plus penalties and accruing interest totaling approximately $216.6 at the exchange rate on December 31, 2007. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $257.9 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $76.2) were not affected and are awaiting a decision at the first administrative level. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $153.9 at the exchange rate on December 31, 2007, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $340.5 at the exchange rate on December 31, 2007, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. The assessments issued in 2003 and 2004 are awaiting a decision at the second administrative level. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

Kendall v. Employees’ Retirement Plan of Avon Products and the Retirement Board is a purported class action commenced in April 2003 in the United States District Court for the Southern District of New York. Plaintiff is a retired employee of Avon who, before retirement, had been on paid disability leave for approximately 19 years. The initial complaint alleged that the Employees’ Retirement Plan of Avon Products (the “Retirement Plan”) violated the Employee Retirement Income Security Act (“ERISA”) and, as a consequence, unlawfully reduced the amount of plaintiff’s pension. Plaintiff sought a reformation of the Retirement Plan and recalculation of benefits under the terms of the Retirement Plan, as reformed for plaintiff and for the purported

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

class. In November 2003, plaintiff filed an amended complaint alleging additional Retirement Plan violations of ERISA and seeking, among other things, elimination of a social security offset in the Retirement Plan. The purported class includes “all Plan participants, whether active, inactive or retired, and their beneficiaries and/or Estates, with one hour of service on or after January 1, 1976, whose accrued benefits, pensions or survivor’s benefits have been or will be calculated and paid based on the Plan’s unlawful provisions.” In February 2004, we filed a motion to dismiss the amended complaint. In September 2007, the trial court granted our motion to dismiss and plaintiff thereafter appealed that decision to the United States Court of Appeals for the Second Circuit. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2007, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 15. Supplemental Balance Sheet and Income Statement Information

At December 31, 2007 and 2006, other assets included the following:

	2007	2006
Deferred tax assets (Note 6)	$272.9	$241.4
Goodwill (Note 16)	222.2	203.7
Intangible assets (Note 16)	43.6	53.5
Pension assets (Note 10)	40.0	13.8
Investments (Note 10)	127.3	137.4
Deferred software (Note 1)	95.9	74.7
Other	120.7	79.1

Other assets	$922.6	$803.6

For the years ended December 31, 2007, 2006 and 2005, the components of other expense, net were as follows:

	2007	2006	2005
Foreign exchange (gains) losses, net	$(2.9)	$6.2	$5.8
Net gains on available-for-sale securities (Note 5)	—	—	(2.5)
Amortization of debt issue costs and other financing	12.3	9.6	8.9
Gain on de-designated treasury lock agreement (Note 7)	—	—	(2.5)
Other	(2.8)	(2.2)	(1.7)

Other expense, net	$6.6	$13.6	$8.0

NOTE 16. Goodwill and Intangible Assets

On April 2, 2007, we acquired our licensee in Egypt for approximately $17 in cash. The acquired business is being operated by a new wholly-owned subsidiary and is included in our Western Europe, Middle East & Africa operating segment. The purchase price allocation resulted in goodwill of $9.3 and customer relationships of $1.0 with a seven-year useful life.

In August 2006, we purchased all of the remaining 6.155% outstanding shares in our two joint-venture subsidiaries in China from the minority interest shareholders for approximately $39.1. We previously owned 93.845% of these subsidiaries and consolidated their results, while recording minority interest for the portion not owned. Upon completion of the transaction, we eliminated the minority interest in the net assets of these subsidiaries. The purchase of these shares did not have a material impact on our consolidated net income. Avon China is a stand-alone operating segment. The purchase price allocation resulted in goodwill of $33.3 and customer relationships of $1.9 with a ten-year weighted-average useful life.

On October 18, 2005, we purchased the Avon direct-selling business of our licensee in Colombia for approximately $154.0 in cash, pursuant to a share purchase agreement that Avon International Holdings Company, a wholly owned subsidiary of the Company, entered into with Sarastro Ltd. Ldc. on October 7, 2005. The acquired business is being operated by a new wholly-owned subsidiary under the name “Avon Colombia” and is included in our Latin America operating segment. We had a pre-existing license arrangement with the acquired business. The negotiated terms of the license agreement were considered to be at market rates; therefore, no settlement gain or loss was recognized upon acquisition. During the fourth quarter of 2005, we recorded a preliminary purchase price allocation, which resulted in goodwill of $94.8, licensing agreement of $32.0 (four-year useful life), customer relationships of $35.1 (seven-year weighted-average useful life), and a noncompete agreement of $3.9 (three-year useful life). During

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006, we gathered additional data to refine certain assumptions of the valuation. The revised purchase price allocation resulted in goodwill of $94.6, licensing agreement of $36.0 (four-year useful life), customer relationships of $28.6 (five-year weighted-average useful life), and a noncompete agreement of $3.9 (three-year useful life).

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2006	$95.1	$24.2	$8.8	$10.2	$65.4	$203.7
Goodwill acquired	—	9.3	—	—	—	9.3
Adjustments	—	—	—	—	.2	.2
Foreign exchange	(.2)	4.3	—	.2	4.7	9.0

Balance at December 31, 2007	$94.9	$37.8	$8.8	$10.4	$70.3	$222.2

Intangible assets

	2007		2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$37.9	$(18.4)	$36.3	$(12.0)
Licensing agreements	41.2	(19.9)	36.0	(11.1)
Noncompete agreements	8.4	(5.6)	8.1	(3.8)

Total	$87.5	$(43.9)	$80.4	$(26.9)

Aggregate Amortization Expense:
2007	$16.4
2006	19.5
2005	5.4
Estimated Amortization Expense:
2008	$16.3
2009	14.0
2010	2.0
2011	2.0
2012	2.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Results of Operations by Quarter (Unaudited)

2007	First	Second	Third	Fourth	Year
Net sales	$2,163.3	$2,306.4	$2,326.1	$3,049.4	$9,845.2
Other revenue	22.0	22.4	23.0	26.1	93.5
Gross profit	1,352.7	1,407.8	1,460.1	1,776.9	5,997.5
Operating profit	237.8	186.9	223.5	224.5	872.7
Income before taxes and minority interest	223.0	167.9	207.7	197.5	796.1
Income before minority interest	150.6	113.7	139.1	129.9	533.3
Net income	$150.0	$112.7	$139.1	$128.9	$530.7

Earnings per share
Basic	$.34	$.26	$.32	$.30	$1.22	(1)

Diluted	$.34	$.26	$.32	$.30	$1.21	(1)

2006
Net sales	$1,982.4	$2,058.9	$2,038.1	$2,597.9	$8,677.3
Other revenue	20.8	20.6	20.5	24.7	86.6
Gross profit	1,228.0	1,307.4	1,248.3	1,563.7	5,347.4
Operating profit	86.2	225.3	167.5	282.4	761.4
Income before taxes and minority interest	71.3	217.3	149.0	265.9	703.5
Income before minority interest	56.8	150.7	87.5	185.1	480.1
Net income	$56.2	$150.9	$86.4	$184.1	$477.6

Earnings per share
Basic	$.12	$.34	$.19	$.42	$1.07	(1)

Diluted	$.12	$.34	$.19	$.41	$1.06	(1)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.

First, second, third and fourth quarter 2007 include costs to implement restructuring initiatives of $9.7, $20.5, $27.2, and $100.9, respectively, of which $.7, $.0, ($.4), and $.7 are reflected in cost of sales, respectively, and $9.0, $20.5, $27.6, and $100.2 are reflected in selling, general and administrative expenses, respectively.

First, second, third and fourth quarter 2006 include costs to implement restructuring initiatives of $120.1, $49.4, $15.6, and $43.7, respectively, of which ($.5), $.2, ($.5), and $.5 are reflected in cost of sales, respectively, and $120.6, $49.2, $16.1, and $43.2 are reflected in selling, general and administrative expenses, respectively.

NOTE 18. Subsequent Events

On February 7, 2008, we announced an increase in our quarterly cash dividend to $.200 per share from $.185 per share. The first dividend at the new rate will be paid on March 3, 2008, to shareholders of record on February 21, 2008. With this increase, the indicated annual dividend rate is $.80 per share.

SCHEDULE II

AVON PRODUCTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006 and 2005

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2007
Allowance for doubtful accounts receivable	$91.1	$164.1		$—	$146.2	(1)	$109.0
Allowance for sales returns	28.0	—		338.1	334.0	(2)	32.1
Allowance for inventory obsolescence	125.0	280.6		—	188.7	(3)	216.9
Deferred tax asset valuation allowance	234.1	62.9	(4)	—	18.7	(5)	278.3
2006
Allowance for doubtful accounts receivable	$85.8	$144.7		$—	$139.4	(1)	$91.1
Allowance for sales returns	24.3	—		295.0	291.3	(2)	28.0
Allowance for inventory obsolescence	82.4	179.7		—	137.1	(3)	125.0
Deferred tax asset valuation allowance	145.2	88.9	(4)	—	—		234.1
2005
Allowance for doubtful accounts receivable	$77.6	$135.6		$—	$127.4	(1)	$85.8
Allowance for sales returns	23.4	—		288.5	287.6	(2)	24.3
Allowance for inventory obsolescence	57.0	93.3		—	67.9	(3)	82.4
Deferred tax asset valuation allowance	70.2	75.0	(4)	—	—		145.2

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product destroyed and foreign currency translation adjustment.

(3)	Obsolete inventory destroyed and foreign currency translation adjustment.

(4)	Increase in valuation allowance for tax loss carry forward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.

(5)	Release of valuation allowance on deferred tax assets that are more likely than not to be utilized in the future.