Form 10-Q
period 2008-03-31
AVON PRODUCTS INC
filed 2008-04-29
CIK 8868

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Common Stock (par value $.25) outstanding at March 31, 2008 was 426,759,353.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
In millions, except per share data	2008	2007
Net sales	$2,477.9	$2,163.3
Other revenue	23.8	22.0

Total revenue	2,501.7	2,185.3
Costs, expenses and other:
Cost of sales	923.7	832.5
Selling, general and administrative expenses	1,281.8	1,115.0

Operating profit	296.2	237.8

Interest expense	26.1	26.5
Interest income	(9.2)	(12.3)
Other expense, net	0.7	0.6

Total other expenses	17.6	14.8

Income before taxes and minority interest	278.6	223.0
Income taxes	(92.4)	(72.4)

Income before minority interest	186.2	150.6
Minority interest	(1.5)	(0.6)

Net income	$184.7	$150.0

Earnings per share:
Basic	$.43	$.34
Diluted	$.43	$.34

Weighted-average shares outstanding:
Basic	426.79	440.61
Diluted	430.37	443.76

Cash dividends per common share	$.20	$.185

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	March 31 2008	December 31 2007
Assets
Current Assets
Cash and cash equivalents	$892.6	$963.4
Accounts receivable, net	779.9	840.4
Inventories	1,172.4	1,041.8
Prepaid expenses and other	732.0	669.8

Total current assets	3,576.9	3,515.4

Property, plant and equipment, at cost	2,474.3	2,362.4
Less accumulated depreciation	(1,141.1)	(1,084.2)

	1,333.2	1,278.2
Other assets	955.5	922.6

Total assets	$5,865.6	$5,716.2

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$562.4	$929.5
Accounts payable	735.2	800.3
Accrued compensation	231.7	285.8
Other accrued liabilities	704.7	713.2
Sales taxes and taxes other than income	214.9	222.3
Income taxes	84.3	102.3

Total current liabilities	2,533.2	3,053.4

Long-term debt	1,680.3	1,167.9
Employee benefit plans	391.1	388.7
Long-term income taxes	216.4	208.7
Other liabilities	173.7	185.9

Total liabilities	$4,994.7	$5,004.6

Contingencies (Note 5)

Shareholders’ Equity
Common stock	185.0	184.7
Additional paid-in capital	1,760.5	1,724.6
Retained earnings	3,685.5	3,586.5
Accumulated other comprehensive loss	(329.5)	(417.0)
Treasury stock, at cost	(4,430.6)	(4,367.2)

Total shareholders’ equity	$870.9	$711.6

Total liabilities and shareholders’ equity	$5,865.6	$5,716.2

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
In millions	2008	2007
Cash Flows from Operating Activities
Net income	$184.7	$150.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.0	42.7
Provision for doubtful accounts	46.4	37.1
Provision for obsolescence	22.7	35.1
Share-based compensation	17.7	15.9
Deferred income taxes	2.7	9.6
Other	13.3	3.9
Changes in assets and liabilities:
Accounts receivable	37.1	0.4
Inventories	(118.9)	(112.4)
Prepaid expenses and other	(50.4)	(46.6)
Accounts payable and accrued liabilities	(198.5)	(195.5)
Income and other taxes	(26.4)	10.3
Noncurrent assets and liabilities	(15.4)	(110.6)

Net cash used by operating activities	(41.0)	(160.1)

Cash Flows from Investing Activities
Capital expenditures	(61.1)	(33.8)
Disposal of assets	2.8	8.2
Acquisitions	—	(15.7)
Purchases of investments	(4.6)	(9.9)
Proceeds from sale of investments	4.3	10.6

Net cash used by investing activities	(58.6)	(40.6)

Cash Flows from Financing Activities*
Cash dividends	(91.5)	(81.8)
Debt, net (maturities of three months or less)	(337.8)	304.5
Proceeds from debt	513.9	2.0
Repayment of debt	(59.6)	(0.6)
Proceeds from exercise of stock options	16.0	21.2
Excess tax benefit realized from share-based compensation	2.6	4.5
Repurchase of common stock	(63.9)	(129.7)

Net cash (used) provided by financing activities	(20.3)	120.1

Effect of exchange rate changes on cash and equivalents	49.1	3.8

Net decrease in cash and equivalents	(70.8)	(76.8)
Cash and equivalents at beginning of year	963.4	1,198.9

Cash and equivalents at end of period	$892.6	$1,122.1

*	Non-cash financing activities in 2008 and 2007 included the change in fair market value of interest rate swap agreements of $11.7 and $(18.1), respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States. We consistently applied the accounting policies described in our 2007 Annual Report on Form 10-K (“2007 Form 10-K”) in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2007 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.

We have reclassified some prior year amounts in the consolidated financial statements and accompanying notes for comparative purposes. In order to consistently report certain distribution and sourcing costs across all segments, we reclassified a net amount of $4.2 from cost of sales to selling, general and administrative expenses on the Consolidated Statement of Income for the three months ended March 31, 2007. We also reclassified $2.2 from inventory to obsolescence expense on the Consolidated Statement of Cash Flows for the three months ended March 31, 2007.

New Accounting Standards Implemented

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 158, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 11, Fair Value, for additional information.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated financial statements.

New Accounting Standards to be Implemented

In February 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”) which changes, among other things, the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. SFAS 161 is effective for our 2009 Annual Report on Form 10-K.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

2. EARNINGS PER SHARE AND SHARE REPURCHASES

	Three Months Ended March 31
Components of Basic and Diluted Earnings per Share (shares in millions)	2008	2007
Numerator:
Net income	$184.7	$150.0
Denominator:
Basic EPS weighted-average shares outstanding	426.79	440.61
Diluted effect of assumed conversion of stock-based awards	3.58	3.15

Diluted EPS adjusted weighted-average shares outstanding	430.37	443.76

Earnings per Share:
Basic EPS	$.43	$.34
Diluted EPS	$.43	$.34

At March 31, 2008 and 2007, we did not include stock options to purchase 8.2 million shares and 10.8 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 1.7 million shares of Avon common stock for $64.7 during the first three months of 2008, as compared to approximately 3.5 million shares of Avon common stock for $129.7 during the first three months of 2007 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. At March 31, 2008, purchases of approximately 22,204 shares for $.8 were not settled until April 2008.

3. INVENTORIES

Components of Inventories	March 31 2008	December 31 2007
Raw materials	$360.0	$337.8
Finished goods	812.4	704.0

Total	$1,172.4	$1,041.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31
	Pension Benefits				Postretirement Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007	2008	2007
Service cost	$4.9	$7.1	$4.3	$5.2	$1.0	$.9
Interest cost	11.6	12.2	10.7	10.9	2.8	2.9
Expected return on plan assets	(12.5)	(13.6)	(11.9)	(11.3)	(.6)	(.6)
Amortization of prior service credit	(.3)	(.5)	(.4)	(.5)	(1.5)	(1.6)
Amortization of actuarial losses	8.7	8.1	2.8	3.5	.4	.5

Net periodic benefit costs	$12.4	$13.3	$5.5	$7.8	$2.1	$2.1

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expected to contribute approximately $9 and $23 to our U.S. and non-U.S. pension plans, respectively, in 2008. As of March 31, 2008, we made approximately $6 and $3 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $4 and $20 to fund our U.S. and non-U.S. pension plans, during the remainder of 2008. As of March 31, 2008, we contributed approximately $3 to our U.S. postretirement benefit plan. Our funding requirements may be impacted by regulations or interpretations thereof.

5. CONTINGENCIES

We were a defendant on a counterclaim brought in 1975 in the Supreme Court of the State of New York by Sheldon Solow d/b/a Solow Building Company (“Solow”), the landlord of a building in which Avon maintained offices through 1997. Solow alleged that we misappropriated the name of the building and sought damages based on a purported value of one dollar per square foot of leased space per year over the term of the lease. A trial of this action took place in May 2005 and, in early 2006, the judge issued a decision in our favor and judgment was thereafter rendered dismissing the counterclaim. In June 2007, the Appellate Division of the New York Supreme Court, First Department, affirmed the dismissal and in September 2007, the Appellate Division denied Solow’s motion for reargument or, in the alternative, for leave to appeal to the Court of Appeals. In December 2007, the New York Court of Appeals denied Solow’s motion for leave to appeal and the deadline for any further motions or appeals expired in the first quarter of 2008.

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

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $120.4 at the exchange rate on March 31, 2008, plus penalties and accruing interest totaling approximately $222.6 at the exchange rate on March 31, 2008. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $264.2 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $78.8) were not affected and are awaiting a decision at the first administrative level. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $159.2 at the exchange rate on March 31, 2008, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $352.5 at the exchange rate on March 31, 2008, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. The assessments issued in 2003 and 2004 are awaiting a decision at the second administrative level. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2008, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended March 31
Components of Comprehensive Income	2008	2007
Net income	$184.7	$150.0
Foreign currency translation adjustments	89.3	14.6
Change in unrealized gains from available-for-sale securities	(.2)	—
Change in derivative losses on cash flow hedges	(7.9)	(.5)
Adjustments for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	6.3	6.2

Comprehensive income	$272.2	$170.3

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31
	2008		2007
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$864.3	$120.6	$656.3	$88.7
North America	593.6	63.9	630.6	77.2
Central & Eastern Europe	421.6	93.1	358.9	77.4
Western Europe, Middle East & Africa	317.0	19.3	271.6	13.7
Asia Pacific	217.4	23.0	199.8	20.9
China	87.8	13.6	68.1	2.9

Total from operations	2,501.7	335.5	2,185.3	280.8
Global and other	—	(37.3)	—	(43.0)

Total	$2,501.7	$296.2	$2,185.3	$237.8

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31
	2008	2007
Beauty(1)	$1,779.8	$1,526.7
Beauty Plus(2)	467.7	428.6
Beyond Beauty(3)	230.4	208.0

Net sales	2,477.9	2,163.3
Other revenue(4)	23.8	22.0

Total revenue	$2,501.7	$2,185.3

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.
(2)	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
(3)	Beyond Beauty includes home products and gift and decorative products.
(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of Other Assets	March 31, 2008	December 31, 2007
Deferred tax assets	$299.3	$272.9
Goodwill (Note 10)	225.7	222.2
Intangible assets (Note 10)	40.9	43.6
Pension assets	39.8	40.0
Investments	128.8	127.3
Deferred software	97.1	95.9
Other	123.9	120.7

Other assets	$955.5	$922.6

9. RESTRUCTURING INITIATIVES

In November 2005, we announced a multi-year turnaround plan to restore sustainable growth. As part of our turnaround plan, restructuring initiatives include:

•	enhancement of organizational effectiveness, including efforts to flatten the organization and bring senior management closer to consumers through a substantial organization downsizing;

•	implementation of a global manufacturing strategy through facilities realignment;

•	implementation of additional supply chain efficiencies in distribution; and

•	streamlining of transactional and other services through outsourcing and moves to lower-cost countries.

We have approved and announced all of the initiatives that are part of our restructuring plan. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $469.1 ($25.5 in the first three months of 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges – First Quarter 2008

During the first quarter of 2008, we recorded net charges of $13.8 associated with previously approved initiatives that are part of our multi-year restructuring plan. We also incurred implementation costs of $10.1 for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes, and recorded accelerated depreciation of $1.6 associated with our initiatives to realign certain distribution operations, resulting in total costs to implement during the first quarter of 2008 of $25.5. These costs to implement were recorded in selling, general and administrative expenses.

Restructuring Charges – First Quarter 2007

During the first quarter of 2007, we recorded net charges of $.1 associated with previously approved initiatives. We also incurred implementation costs of $6.6 for professional service fees, primarily associated with our initiative to outsource certain human resource processes, and recorded accelerated depreciation of $3.0 associated with our initiatives to realign certain distribution operations, realign our organization through delayering, and close certain manufacturing operations, resulting in total costs to implement during the first quarter of 2007 of $9.7. Of the total costs to implement, $9.0 was recorded in selling, general and administrative expenses and $.7 was recorded in cost of sales.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2007	$143.2	$—	$—	$—	$.7	$143.9
2008 Charges	15.9	—	—	—	.2	16.1
Adjustments	(2.3)	—	—	—	—	(2.3)
Cash payments	(7.6)	—	—	—	(.6)	(8.2)
Non-cash write-offs	—	—	—	—	—	—
Foreign exchange	1.8	—	—	—	—	1.8

Balance March 31, 2008	$151.0	$—	$—	$—	$.3	$151.3

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$340.7	$10.8	$7.4	$11.6	$7.1	$377.6
Charges to be incurred on approved initiatives	45.7	—	—	—	—	45.7

Total expected charges	$386.4	$10.8	$7.4	$11.6	$7.1	$423.3

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	.3	—	.4	13.6	—	—	(.5)	13.8

Charges recorded to date	$53.3	$75.7	$13.0	$135.5	$44.7	$7.6	$47.8	$377.6
Charges to be incurred on approved initiatives	5.8	4.2	.4	7.5	15.0	—	12.8	45.7

Total expected charges	$59.1	$79.9	$13.4	$143.0	$59.7	$7.6	$60.6	$423.3

As noted previously, we expect to record total costs to implement of approximately $530 before taxes for all restructuring initiatives, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

	Latin America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Total
Balance at December 31, 2007	$94.9	$8.8	$37.8	$10.4	$70.3	$222.2
Adjustments	—	—	.3	—	—	.3
Foreign exchange	—	—	(.9)	1.1	3.0	3.2

Balance at March 31, 2008	$94.9	$8.8	$37.2	$11.5	$73.3	$225.7

Intangible assets

	March 31, 2008		December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.3	$(20.9)	$37.9	$(18.4)
Licensing agreements	42.3	(21.5)	41.2	(19.9)
Noncompete agreements	8.5	(5.8)	8.4	(5.6)

Total	$89.1	$(48.2)	$87.5	$(43.9)

Estimated Amortization Expense:
2008	$16.3
2009	14.0
2010	2.0
2011	2.0
2012	2.0

Aggregate amortization expense during the three months ended March 31, 2008 and 2007 was $4.3 and $4.1, respectively.

11. FAIR VALUE

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on our own assumptions.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value at March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$18.3	$—	$—	$18.3
Interest-rate swap agreements	—	27.6	—	27.6
Foreign exchange forward contracts	—	16.1	—	16.1

Total	$18.3	$43.7	$—	$62.0

Liabilities:
Interest-rate swap agreements	$—	$13.6	$—	$13.6
Foreign exchange forward contracts	—	2.1	—	2.1

Total	$—	$15.7	$—	$15.7

The fair values of our available-for-sale securities are based on quoted prices. The fair values of our interest-rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of our foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

The available-for-sale securities are held in a trust in order to fund future benefit payments for non-qualified retirement plans. We have recorded a net unrealized gain of $0.2 in accumulated other comprehensive loss, within shareholders’ equity, associated with the available-for-sale securities. The foreign exchange forward contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

12. DEBT AND FINANCIAL INSTRUMENTS

In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.8%, payable semi-annually, and mature on March 1, 2013 (the “2013 Notes”). $250.0 of the notes bear interest at a per annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018 (the “2018 Notes”). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At March 31, 2008, we were in compliance with all covenants in our indentures.

In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 that expired on January 31, 2008. On January 31, 2008, we extended the maturity date of the locks to July 31, 2008 and the locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the locks of $38.0 were recorded in accumulated other comprehensive loss. $19.2 and $18.8 of the losses are being amortized to interest expense over five years and ten years, respectively.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 66 countries and territories, including the United States, and distribute products in approximately 48 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We centrally manage global Brand Marketing and Supply Chain organizations. Product categories include: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.4 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we seek to achieve higher growth targets. During 2007, approximately 80% of our consolidated revenue was derived from operations outside the U.S.

At the end of 2005, we launched a comprehensive, multi-year turnaround plan to restore sustainable growth. In January 2008, we announced the final initiatives of the restructuring program under our turnaround plan. In 2007, we completed the analysis of our optimal product portfolio and made decisions on exit strategies for non-optimal products under our Product Line Simplification program (“PLS”). In 2007, we also launched our Strategic Sourcing Initiative (“SSI”). We expect our restructuring initiatives to deliver annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We also expect to achieve annualized benefits in excess of $200 each from PLS and SSI, which would bring total annualized savings and benefits from all three programs to over $830 when fully implemented. After two years of implementing our turnaround plan, we believe we have repositioned Avon for long-term sustainable, profitable growth.

During the first quarter of 2008, revenue grew in all our international segments and declined in our North America segment. The revenue decline in North America was impacted by the macroeconomic environment, including the negative impact of rising fuel prices, as well as service-related problems. We continued to benefit from strength in developing and emerging markets around the globe that more than offset the unfavorable impact of economic softness and service problems in North America. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During the first quarter of 2008, revenues increased 14%, and Active Representatives increased 14%, with increases in all segments. Sales from each of our product categories increased, with products in the Beauty category increasing 17%, fueled by investments in advertising and the Representative Value Proposition (“RVP”).

Operating margin increased during the first quarter of 2008, reflecting gross margin gains and savings from restructuring initiatives implemented to date, partially offset by continued investment in our brand and channel.

•

We increased our investment in advertising by $10.3 or 14% during the first quarter of 2008. Approximately 65% of the incremental spending was spent in Brazil, Colombia and Turkey. The incremental spending on advertising was in line with revenue growth. The advertising investments supported new product launches, such as Anew Ultimate Age Repair Day Cream, Anew Ultimate Contouring Eye System, Anew Ultimate Age Repair Elixir, Avon Solutions Hydra-Radiance, Ultra Color Rich Lipstick and Supershock Mascara. Advertising investments also included advertising to recruit Representatives.

•

We invested approximately $37 incrementally in our Representatives (RVP) during the first quarter of 2008 through continued implementation of our Sales Leadership program, increased incentives spending, increased sales campaign frequency and improved commissions. This incremental investment was ahead of revenue growth. Investing in RVP will continue to be a key strategy.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

•	We have continued to forge alliances with celebrities.

•

We began to implement PLS in the U.K. during the first quarter of 2008 and early results appear to be favorable; however, the transition is a long process, which will continue into 2009. As expected, we did not realize significant benefits from PLS during the first quarter of 2008. We expect to realize benefits of approximately $40 and $120 for full-year 2008 and 2009, respectively, and in excess of $200 in 2010. In the prior year quarter, we recorded PLS charges of $17.3, primarily incremental inventory obsolescence expense of $11.5. We recorded final PLS charges in the fourth quarter of 2007.

•

We realized benefits of approximately $20 from SSI through the first quarter of 2008. We expect to realize approximately 50% of total expected benefits by the end of 2008, with annualized benefits from this initiative in excess of $200 by the end of 2009, with a full year of benefit in 2010. As a result, we expect to realize benefits of approximately $100 and $175 in 2008 and 2009, respectively, and cumulative benefits in excess of $200 in 2010.

•

Costs to implement restructuring initiatives were $15.8 higher in the first quarter of 2008 compared to the first quarter of 2007, due to higher costs associated with previously approved initiatives. Actions implemented under our restructuring initiatives resulted in savings of approximately $63 in the first quarter of 2008, as compared to savings of approximately $55 in the first quarter of 2007. We expect to achieve annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We expect the savings to reach approximately $270 in 2008 and $300 in 2009.

Additional information regarding our turnaround plan and strategic initiatives is contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission.

OUTLOOK

We expect that our investments in both the brand and the direct-selling channel will drive sustainable, profitable growth. We expect revenue growth to average mid-single-digits over the long term. We continue to expect our incremental investment in advertising in 2008 to be more in line with revenue growth and incremental investments in RVP to be slightly ahead of revenue growth. We continue to expect full year 2008 operating margin to approach 2005’s level, or approximately 14%, due to the expected benefits from PLS and SSI and expected savings from our restructuring initiatives. Operating margin will also benefit from decreased costs related to PLS and decreased costs to implement our restructuring initiatives. We expect a larger proportion of the benefits from PLS and SSI and savings from our restructuring initiatives to be realized in the second half of this year. Despite the negative trends in North America, our broad-based geographic portfolio gives us confidence that we can achieve our company-wide revenue and operating margin targets for full-year 2008. Operating margin is expected to further expand beginning in 2009.

STRATEGIC INITIATIVES

Product Line Simplification

During 2006, we began to analyze our product line, under our PLS program, to develop a smaller range of better performing, more profitable products. The overall goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products. During 2007, we completed the analysis of our product portfolio, concluded on the appropriate product assortment going forward and made decisions regarding the ultimate disposition of products that will no longer be part of our improved product assortment (such as selling at a discount, donation, or destruction). During the first quarter of 2008, we began to implement PLS in the U.K.

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

Strategic Sourcing Initiative

We launched SSI in 2007. This initiative is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort which leverages our volumes, allows our suppliers to benefit from economies of scale, utilizes sourcing best practices and processes, and better matches our suppliers’ capabilities with our needs. Beyond lower costs, our goals from SSI include improving asset management, service for Representatives and vendor relationships. During 2007, we completed an analysis, based on 2006 data, which identified approximately $4,000 of spending to be targeted for cost reductions. Additionally, during 2007, we implemented the first of three waves of this initiative, which has addressed approximately 38% of the identified spending and is expected to generate approximately 45% of the expected benefits. During the fourth quarter of 2007, we launched the second wave of this initiative, which is expected to address 45% of the identified spending and generate approximately 40% of the expected benefits.

Restructuring Initiatives

We launched our multi-year restructuring program in late 2005. In January 2008, we announced the final initiatives that are part of this program. We expect to record total restructuring charges and other costs to implement our restructuring initiatives of approximately $530 before taxes, of which we have recorded $469.1 through the first quarter of 2008 ($25.5 in the first quarter of 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005). We expect to record a majority of the remaining costs by the end of 2009.

Enterprise Resource Planning System

We are in the midst of a multi-year global roll-out of an enterprise resource planning (“ERP”) system, which is expected to improve the efficiency of our supply chain and financial transaction processes. We began our global roll-out in Europe in 2005 and have since implemented ERP in our European manufacturing facilities, our larger European direct selling operations and in the U.S. As part of this continuing global roll-out, we expect to implement ERP in several countries over the next several years leveraging the knowledge gained from our previous implementations.

During 2008, we will be working to improve the effectiveness of ERP in the U.S. and expect to begin implementation in the other markets within North America, as well as in certain smaller European direct selling operations. During 2008, we also expect to begin the multi-year implementation process in Latin America in one market. In Latin America, we plan to implement modules of ERP in a gradual manner across key markets over the next several years.

NEW ACCOUNTING STANDARDS

New Accounting Standards Implemented

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 158, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 11, Fair Value, for additional information.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated financial statements.

New Accounting Standards to be Implemented

In February 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. SFAS 161 is effective for our 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO 2007

Consolidated

			Favorable (Unfavorable) %/Point Change
	2008	2007
Total revenue	$2,501.7	$2,185.3	14%

Cost of sales	923.7	832.5	(11)%
Selling, general and administrative expenses	1,281.8	1,115.0	(15)%

Operating profit	296.2	237.8	25%

Interest expense	26.1	26.5	2%
Interest income	9.2	12.3	(25)%
Other expense, net	.7	.6	(17)%

Net income	184.7	150.0	23%

Diluted earnings per share	.43	.34	26%

Advertising expenses (1)	81.6	71.3	(14)%

Gross margin	63.1%	61.9%	1.2
Selling, general and administrative expenses as a % of total revenue	51.3%	51.0%	(.3)
Operating margin	11.8%	10.9%	.9
Effective tax rate	33.2%	32.4%	(.8)

Units sold			3%
Active Representatives			14%

(1)	Advertising expenses are included within selling, general and administrative expenses.

Revenue

Total revenue increased 14% in 2008, with foreign exchange contributing 8 percentage points to the revenue growth. Revenue grew in all segments, except North America. Revenue growth was driven by an increase of 14% in Active Representatives.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

On a category basis, the 2008 increase in revenue was primarily driven by an increase of 17% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 20%, color grew 15%, personal care grew 15%, and skin care grew 13%. Beauty Plus sales increased 9% and Beyond Beauty sales increased 11%.

Gross Margin

Gross margin increased 1.2 points in 2008, primarily due to increased pricing and a decrease in inventory obsolescence provisions in 2008, partially offset by an unfavorable mix of products sold. 2007 included incremental inventory obsolescence charges of $11.5 related to our PLS program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $166.8 in 2008, primarily due to higher investments in RVP and advertising of approximately $47, higher variable expenses such as freight and commissions from increased sales volume, higher costs incurred to implement our restructuring initiatives of $16.5, due to costs associated with previously approved initiatives, and the impact of foreign exchange. While overhead expenses increased during the first quarter of 2008, the increase was driven by the negative impact of foreign exchange.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense decreased slightly in 2008, primarily due to lower interest rates. At March 31, 2008, we held interest rate swap agreements that effectively converted approximately 20% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased in 2008, primarily due to lower cash and cash equivalent balances during the first quarter of 2008 as compared to the first quarter of 2007.

Other expense, net in 2008 was consistent with 2007.

Effective Tax Rate

The effective tax rate for 2008 was 33.2%, compared to 32.4% for 2007, reflecting changes in the earnings mix and statutory tax rates of our international subsidiaries. In 2008, a number of income tax returns are scheduled to close by statute and it is possible that a number of tax examinations may be completed. Depending on the number of filing positions ultimately upheld, the impact of the adjustments could be significant to the 2008 provision for income taxes.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

Latin America

			%/Point Change
	2008	2007	US$	Local Currency
Revenue	$864.3	$656.3	32%	19%
Operating profit	120.6	88.7	36%	19%
Operating margin	14.0%	13.5%	.5	—
Units sold				9%
Active Representatives				15%

Revenue increased in 2008, reflecting growth in Active Representatives, driven by significant investments in RVP and maintaining a high level of investment in advertising. Revenue also benefited from a larger average order, as well as favorable foreign exchange. Revenue in 2008 benefited from continued growth in most markets, particularly from growth of nearly 60% in Brazil, growth of over 20% in Venezuela and Colombia, and 9% growth in Mexico.

Revenue growth in Brazil was driven by increases in both Active Representatives and average order, primarily due to continued significant investments in advertising and RVP, as well as favorable foreign exchange. Revenue growth in Mexico was driven by an increase in Active Representatives, partially offset by a lower average order. The increase in Active Representatives of 12% in Mexico primarily reflects cumulative benefits of RVP investments and the retraining of our zone managers in field fundamentals. The lower average order in Mexico was primarily due to product mix and a higher share of sales from new Representatives.

The increase in operating margin in Latin America during 2008 was primarily due to the impact of higher revenues and increased pricing, partially offset by higher spending on RVP, higher variable selling costs, an unfavorable mix of products sold and higher costs of imports in Venezuela.

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

At March 31, 2008, Avon Venezuela had cash balances of approximately $68, primarily denominated in bolivars. During 2007, Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2007, Avon Venezuela’s revenue and operating profit represented approximately 3% and 7% of consolidated revenue and consolidated operating profit, respectively.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

North America

			%/Point Change
	2008	2007	US$	Local Currency
Revenue	$593.6	$630.6	(6)%	(7)%
Operating profit	63.9	77.2	(17)%	(19)%
Operating margin	10.8%	12.2%	(1.4)	(1.6)
Units sold				(10)%
Active Representatives				2%

North America consists largely of the U.S. business.

Total revenue decreased in the first quarter of 2008, as the lower average order received from Representatives more than offset an increase in Active Representatives. Growth in Active Representatives benefited from continued investments in RVP and recruiting advertising. The revenue decline was impacted by the macroeconomic environment, including the negative impact of rising gas prices. During the first quarter of 2008, sales of Beauty products declined 3%. Sales of non-beauty products declined 9% consistent with the general retail environment. Revenue was affected to a lesser degree by service-related problems, which we believe are primarily due to forecasting variances and some interruptions relating to the implementation of the ERP system, including some vendor-related issues. We are addressing the service-related problems and expect to make progress with respect to such problems in the second quarter of 2008. While we expect continued weakness in the second quarter of 2008, the degree of decline is expected to be less than that experienced in the first quarter, due to improved merchandising and RVP investments, combined with some improvement in service as compared to the first quarter of 2008. The U.S. business is in the midst of a long-term turnaround plan; therefore, we expect variability in our quarterly performance of North America.

The decrease in 2008 operating margin in North America was primarily driven by the impact of lower revenues, higher spending on RVP, higher variable selling costs, as well as higher costs to implement restructuring initiatives. These higher costs were partially offset by increased pricing, favorable product mix and lower inventory obsolescence expense.

Central & Eastern Europe

			%/Point Change
	2008	2007	US$	Local Currency
Revenue	$421.6	$358.9	17%	6%
Operating profit	93.1	77.4	20%	6%
Operating margin	22.1%	21.6%	.5	—
Units sold				6%
Active Representatives				25%

Total revenue increased in 2008, reflecting growth in Active Representatives, as well as favorable foreign exchange, partially offset by a lower average order as our Representatives transitioned to a shorter selling cycle. Active Representative growth for 2008 benefited from additional selling opportunities that we provided to our Representatives through more frequent brochure distribution beginning at the end of June 2007, which encourages more frequent customer contact. We expect the additional selling opportunities to continue to benefit Active Representative growth in Central & Eastern Europe in the second quarter of 2008.

The region’s revenue growth was driven by growth in excess of 20% in several markets, along with revenue growth in Russia of 12%. Revenue growth in Russia was primarily due to strong growth in Active Representatives, which benefited from the additional selling opportunities, as well as favorable foreign exchange.

The increase in operating margin was primarily driven by increased pricing, lower inventory obsolescence expense and the impact of higher revenue, partially offset by higher spending on RVP.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Western Europe, Middle East & Africa

			%/Point Change
	2008	2007	US$	Local Currency
Revenue	$317.0	$271.6	17%	7%
Operating profit	19.3	13.7	41%	19%
Operating margin	6.1%	5.0%	1.1	.6
Units sold				2%
Active Representatives				5%

Revenue increased significantly despite the announcement of a major restructuring of our direct-selling businesses in Continental Europe and the realignment of certain manufacturing and distribution facilities. Total revenue increased due to growth in Active Representatives and a larger average order, as well as favorable foreign exchange. The revenue increase was primarily driven by growth in the United Kingdom of 7% and Turkey of nearly 30%. Revenue growth in the United Kingdom benefited from a larger average order, as we began to see some initial benefits from the ongoing implementation of PLS in that market, as well as strong merchandising. Revenue growth in Turkey was due to a larger average order, as well as favorable foreign exchange. Revenue in the United Kingdom and Turkey also benefited from significant investments in advertising and RVP.

The increase in first-quarter 2008 operating margin was primarily driven by the impact of higher revenue, lower overhead and lower inventory obsolescence expense. These benefits to operating margin were partially offset by higher costs to implement restructuring initiatives, which negatively impacted operating margin by 4.6 points, higher spending on RVP and advertising, and the impact of unfavorable foreign exchange on product cost.

Asia Pacific

			%/Point Change
	2008	2007	US$	Local Currency
Revenue	$217.4	$199.8	9%	(4)%
Operating profit	23.0	20.9	10%	(7)%
Operating margin	10.6%	10.5%	.1	(.4)
Units sold				—
Active Representatives				6%

Revenue increased in 2008 due to favorable foreign exchange. The region’s revenue increase was primarily driven by growth in the Philippines, partially offset by a decline in Taiwan. Revenue in the Philippines increased over 30%, driven by substantial growth in Active Representatives, supported by RVP initiatives, as well as favorable foreign exchange. Revenue in Japan increased 2% due to favorable foreign exchange. Local currency sales in Japan declined due to lower sales from both direct mail and direct selling, as this market continues to execute its multi-year turnaround plan to obtain the right balance in its business. Revenue in Taiwan declined, reflecting below market skin care performance, the impact of a field restructuring and economic weakness.

Operating margin increased slightly in the first quarter of 2008, primarily due to lower overhead expenses, partially offset by higher spending on RVP and an unfavorable mix of products sold.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

China

			%/Point Change
	2008	2007	US$	Local Currency
Revenue	$87.8	$68.1	29%	19%
Operating profit	13.6	2.9	369%	320%
Operating margin	15.5%	4.3%	11.2	11.1
Units sold				13%
Active Representatives				99%

Total revenue in China increased significantly in the first quarter of 2008, primarily due to an increase in Active Representatives, partially offset by a lower average order. The growth in Active Representatives reflects continued expansion of our direct selling efforts, which were supported with significant Representative recruiting, television advertising and field incentives. The lower average order results from the continued expansion of direct selling, as Representatives order in smaller quantities than beauty boutiques, and orders from new Representatives tend to be smaller than the average direct selling order. Beauty boutique ordering activity levels have remained steady during this extended period of direct selling expansion, as our beauty boutique operators continue to engage in direct selling by servicing our Representatives.

The increase in first-quarter 2008 operating margin was primarily driven by a $5.8 reduction of a statutory liability, as well as the impact of higher revenue. These positive impacts were partially offset by ongoing higher spending on RVP and advertising.

Global Expenses

	Three Months Ended March 31
	2008	2007	% Change
Total Global expenses	$131.2	$126.4	(4)%
Allocated to segments	(93.9)	(83.4)	13%

Net Global expenses	$37.3	$43.0	13%

The increase in the amount allocated to the segments in the first quarter of 2008 was primarily due to higher global marketing costs, higher information technology costs and higher costs related to global initiatives. The decrease in net global expenses was primarily due to lower professional service fees associated with our PLS initiative.

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

We may, from time to time, seek to repurchase our equity or to retire our outstanding debt, in open market purchases, privately negotiated transactions, pursuant to derivative instruments or otherwise. During 2008, we repurchased approximately 1.7 million shares of our common stock for an aggregate purchase price of approximately $65 million.

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

Cash Flows

Net Cash Used by Operating Activities

Net cash used by operating activities during the first quarter of 2008 was $119.1 lower than during the first quarter of 2007, primarily due to lower contributions to post-employment benefit plans, higher cash-related net income and favorable working capital levels in accounts receivable. These cash inflows were partially offset by a payment of $38.0 upon settlement of treasury lock agreements associated with our $500 debt issuance during the first quarter of 2008.

We expect cash provided by operating activities for full-year 2008 to be substantially higher than full-year 2007.

Inventory levels increased during 2008, from $1,041.8 at December 31, 2007, to $1,172.4 at March 31, 2008, reflecting the impact of foreign exchange, business growth and the seasonality of our business. New inventory life cycle management processes leveraged with initiatives such as PLS, SSI, ERP implementation and the Sales and Operations Planning process are expected to improve inventory levels in the long-term. We expect these initiatives to help us deliver targeted improvements of a three to five inventory day reduction each year, starting in 2008, for the next four to five years.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first quarter of 2008 was $18.0 higher than during the first quarter of 2007, primarily due to higher capital expenditures, primarily due to spending for the new distribution facility in North America. The higher capital spending in the first quarter of 2008 was partially offset by a payment in the first quarter of 2007 associated with an acquisition of a licensee in Egypt.

Net Cash (Used) Provided by Financing Activities

Net cash used by financing activities of $20.3 during the first quarter of 2008, as compared to cash provided by financing activities of $120.1 during the first quarter of 2007, was primarily due to higher repayments of short-term borrowings and higher dividend payments in the first quarter of 2008, partially offset by the net proceeds received from the $500 debt issuance and lower repurchases of common stock during the first quarter of 2008.

We increased our dividend payments to $.20 per share in the first quarter of 2008 from $.185 per share in the same period of 2007.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of March 31, 2008.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $368.2 outstanding under this program as of March 31, 2008.

We also maintain a one-year Japanese yen 11.0 billion ($110.1 at the exchange rate on March 31, 2008) uncommitted credit facility and a one-year Euro 50 million ($78.9 at the exchange rate on March 31, 2008) uncommitted credit facility. At March 31, 2008, $92.1 (Japanese yen 9.2 billion) was outstanding under the yen credit facility and no amounts outstanding under the Euro credit facility.

In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.8%, payable semi-annually, and mature on March 1, 2013 (the “2013 Notes”). $250.0 of the notes bear interest at a per annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018 (the “2018 Notes”). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the locks of $38.0 were recorded in accumulated other comprehensive loss. $19.2 and $18.8 of the losses are being amortized to interest expense over five years and ten years, respectively.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At March 31, 2008 and December 31, 2007, we held interest rate swap agreements that effectively converted approximately 20% and 30%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2008 and December 31, 2007 was approximately 30% and 60%, respectively.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. We derive approximately 75% to 80% of our consolidated revenue from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of and realize the operating margins and projected benefits (in the amounts and time schedules we expect) from our global business strategy, including our multi-year restructuring

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification program, sales and operation planning process, strategic sourcing initiative, outsourcing strategies, zero-overhead-growth philosophy and cash management, tax, foreign currency hedging and risk management strategies;

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

•

a general economic downturn or recession in one or more of our geographic regions, such as North America, and the ability of our broad-based geographic portfolio to withstand a downturn in a particular region;

•	the inventory obsolescence and other costs associated with our product line simplification program;

•	our ability to effectively implement initiatives to reduce inventory levels in the time period and in the amounts we expect;

•	our ability to achieve growth objectives or maintain rates of growth, particularly in our largest markets and developing and emerging markets;

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

•

the impact of the seasonal nature of our business, adverse effect of rising fuel, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

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

Additional information identifying such factors is contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission. We undertake no obligation to update any such forward-looking statements.

Avon Products, Inc

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2007 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at March 31, 2008 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

We are implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. Additional information regarding ERP is included in the “Enterprise Resource Planning System” section within MD&A.

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

(b) Use of Proceeds

The net proceeds we received from the offering of the 2013 Notes and the 2018 Notes was $496.3, after deducting underwriting discounts and commissions. We have applied the net proceeds from this offering to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. At March 31, 2008, we had commercial paper outstanding of $368.2 at an average annual interest rate of 2.87%. Debt under our commercial paper program matures within 270 days of the date of issuance.

(c) Repurchases

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/08 - 1/31/08	994,680	(2)	$36.86	984,100	$1,950,873,000
2/1/08 - 2/28/08	700,602	(3)	38.35	613,797	1,927,013,000
3/1/08 - 3/31/08	31,794	(4)	36.99	378	1,926,999,000

Total	1,727,076		37.47	1,598,275

(1)

All of the shares purchased during the first quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007, consists of (i) shares purchased in open-market transactions and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock based obligations under our Deferred Compensation Plan. The program commenced on December 17, 2007 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 17, 2012.

(2)

Includes share repurchases under our publicly announced programs and 10,580 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)

Includes share repurchases under our publicly announced programs and 86,805 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4)

Includes share repurchases under our publicly announced programs and 31,416 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: April 29, 2008	/S/ Richard S. Foggio
Richard S. Foggio
Group Vice President, and Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

4.1	First Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 4.800% Notes due 2013 are issued (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on March 4, 2008)

4.2	Second Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 5.750% Notes due 2018 are issued (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on March 4, 2008)

4.3	Indenture, dated as of February 27, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.5 to Avon’s Current Report on Form 8-K filed on March 4, 2008)

10.1	Amendment, dated as of March 27, 2008, to the Employment Agreement, dated as of March 27, 2007, between Avon and Brian Connolly

10.2	Separation Agreement, dated as of August 7, 2007, between Avon and Gilbert L. Klemann, II

10.3	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on February 7, 2008)

10.4	Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on February 7, 2008)

10.5	Avon Products, Inc. 2008-2012 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 11, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002