Form 10-Q
period 2008-06-30
AVON PRODUCTS INC
filed 2008-07-30
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock (par value $.25) outstanding at June 30, 2008 was 425,695,868.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30
In millions, except per share data	2008	2007
Net sales	$2,711.0	$2,306.4
Other revenue	25.1	22.4

Total revenue	2,736.1	2,328.8
Costs, expenses and other:
Cost of sales	993.4	921.1
Selling, general and administrative expenses	1,368.8	1,220.8

Operating profit	373.9	186.9

Interest expense	26.1	28.1
Interest income	(8.6)	(10.3)
Other expense, net	12.0	1.2

Total other expenses	29.5	19.0

Income before taxes and minority interest	344.4	167.9
Income taxes	(107.4)	(54.2)

Income before minority interest	237.0	113.7
Minority interest	(1.4)	(1.0)

Net income	$235.6	$112.7

Earnings per share:
Basic	$.55	$.26
Diluted	$.55	$.26

Weighted-average shares outstanding:
Basic	426.57	434.85
Diluted	430.30	438.45

Cash dividends per common share	$.20	$.185

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30
In millions, except per share data	2008	2007
Net sales	$5,188.9	$4,469.7
Other revenue	48.9	44.4

Total revenue	5,237.8	4,514.1
Costs, expenses and other:
Cost of sales	1,917.1	1,753.6
Selling, general and administrative expenses	2,650.6	2,335.8

Operating profit	670.1	424.7

Interest expense	52.2	54.6
Interest income	(17.8)	(22.6)
Other expense, net	12.7	1.8

Total other expenses	47.1	33.8

Income before taxes and minority interest	623.0	390.9
Income taxes	(199.8)	(126.6)

Income before minority interest	423.2	264.3
Minority interest	(2.9)	(1.6)

Net income	$420.3	$262.7

Earnings per share:
Basic	$.99	$.60
Diluted	$.98	$.60

Weighted-average shares outstanding:
Basic	426.68	437.71
Diluted	430.34	441.09

Cash dividends per common share	$.40	$.37

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	June 30 2008	December 31 2007
Assets
Current Assets
Cash and cash equivalents	$960.3	$963.4
Accounts receivable, net	787.4	840.4
Inventories	1,202.7	1,041.8
Prepaid expenses and other	789.2	669.8

Total current assets	3,739.6	3,515.4

Property, plant and equipment, at cost	2,550.1	2,362.4
Less accumulated depreciation	(1,172.8)	(1,084.2)

	1,377.3	1,278.2
Other assets	958.4	922.6

Total assets	$6,075.3	$5,716.2

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$592.7	$929.5
Accounts payable	740.8	800.3
Accrued compensation	226.0	285.8
Other accrued liabilities	685.7	713.2
Sales taxes and taxes other than income	238.4	222.3
Income taxes	85.4	102.3

Total current liabilities	2,569.0	3,053.4

Long-term debt	1,671.5	1,167.9
Employee benefit plans	382.5	388.7
Long-term income taxes	222.2	208.7
Other liabilities	179.1	185.9

Total liabilities	$5,024.3	$5,004.6

Contingencies (Note 5)

Shareholders’ Equity
Common stock	185.1	184.7
Additional paid-in capital	1,788.1	1,724.6
Retained earnings	3,835.5	3,586.5
Accumulated other comprehensive loss	(266.3)	(417.0)
Treasury stock, at cost	(4,491.4)	(4,367.2)

Total shareholders’ equity	$1,051.0	$711.6

Total liabilities and shareholders’ equity	$6,075.3	$5,716.2

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
In millions	2008	2007
Cash Flows from Operating Activities
Net income	$420.3	$262.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.7	87.7
Provision for doubtful accounts	95.3	75.0
Provision for obsolescence	28.9	126.5
Share-based compensation	31.1	34.1
Deferred income taxes	3.7	9.2
Other	20.2	16.0
Changes in assets and liabilities:
Accounts receivable	(7.5)	(28.9)
Inventories	(145.2)	(226.8)
Prepaid expenses and other	(101.5)	(40.3)
Accounts payable and accrued liabilities	(231.9)	(152.1)
Income and other taxes	(8.9)	(49.5)
Noncurrent assets and liabilities	(24.8)	(114.5)

Net cash provided (used) by operating activities	172.4	(.9)

Cash Flows from Investing Activities
Capital expenditures	(136.0)	(83.7)
Disposal of assets	5.1	7.2
Acquisitions	—	(16.5)
Purchases of investments	(18.3)	(24.7)
Proceeds from sale of investments	18.1	23.2

Net cash used by investing activities	(131.1)	(94.5)

Cash Flows from Financing Activities*
Cash dividends	(177.3)	(165.1)
Debt, net (maturities of three months or less)	167.8	298.1
Proceeds from debt	47.5	1.0
Repayment of debt	(59.5)	(6.4)
Proceeds from exercise of stock options	28.6	47.3
Excess tax benefit realized from share-based compensation	5.0	10.6
Repurchase of common stock	(120.9)	(410.1)

Net cash used by financing activities	(108.8)	(224.6)

Effect of exchange rate changes on cash and equivalents	64.4	24.5

Net decrease in cash and equivalents	(3.1)	(295.5)
Cash and equivalents at beginning of year	963.4	1,198.9

Cash and equivalents at end of period	$960.3	$903.4

*	Non-cash financing activities in 2008 and 2007 included the change in fair market value of interest rate swap agreements of ($.2) and ($19.6), respectively.

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

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans by allocating the estimated annual expense equally among quarters.

We have reclassified some prior year amounts in the consolidated financial statements and accompanying notes for comparative purposes. In order to consistently report certain distribution and sourcing costs across all segments, we reclassified net amounts of $3.9 and $8.1 from cost of sales to selling, general and administrative expenses on the Consolidated Statements of Income for the three and six months ended June 30, 2007, respectively. We also reclassified $6.1 from changes in inventory to obsolescence expense and $57.4 from changes in noncurrent assets and liabilities to income and other taxes on the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 to be consistent with the 2008 presentation.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated financial statements, as we did not choose to measure the items at fair value.

New Accounting Standards to be Implemented

In February 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”) which changes, among other things, the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. SFAS 161 is effective January 1, 2009 for Avon.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”), which

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009 for Avon and requires prior period EPS presented to be adjusted retrospectively. Our grants of restricted stock and restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities as defined in FSP EITF 03-6-1 and will be included in computing earnings per share using the two-class method beginning with our first quarter 2009 Form 10-Q. The adoption of FSP EITF 03-6-1 will not have a material impact on the calculation of basic or diluted earnings per share.

2. EARNINGS PER SHARE AND SHARE REPURCHASES

	Three Months Ended June 30		Six Months Ended June 30
Components of Basic and Diluted Earnings per Share (shares in millions)	2008	2007	2008	2007
Numerator:
Net income	$235.6	$112.7	$420.3	$262.7
Denominator:
Basic EPS weighted-average shares outstanding	426.57	434.85	426.68	437.71
Diluted effect of assumed conversion of stock-based awards	3.73	3.60	3.66	3.38

Diluted EPS adjusted weighted-average shares outstanding	430.30	438.45	430.34	441.09

Earnings per Share:
Basic EPS	$.55	$.26	$.99	$.60
Diluted EPS	$.55	$.26	$.98	$.60

At June 30, 2008 and 2007, we did not include stock options to purchase 9.9 million shares and 8.3 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 3.3 million shares of Avon common stock for $125.3 during the first six months of 2008, as compared to approximately 10.8 million shares of Avon common stock for $410.1 during the first six months of 2007 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. At June 30, 2008, purchases of approximately 123,000 shares for $4.4 were not settled until July 2008.

3. INVENTORIES

Components of Inventories	June 30 2008	December 31 2007
Raw materials	$384.4	$337.8
Finished goods	818.3	704.0

Total	$1,202.7	$1,041.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30
	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net Periodic Benefit Costs	2008	2007	2008	2007	2008	2007
Service cost	$4.2	$5.6	$4.4	$5.0	$.7	$.8
Interest cost	11.3	11.5	10.7	10.3	2.6	2.1
Assumed return on plan assets	(13.1)	(13.2)	(11.8)	(10.8)	(.9)	(.5)
Amortization of prior service cost	(.3)	(.5)	(.4)	(.5)	(1.5)	(1.5)
Amortization of actuarial losses	6.6	9.9	2.7	3.5	.2	.2
Amortization of transition obligation	—	—	—	.1	—	—
Curtailments/ settlements	—	1.9	—	—	—	—

Net periodic benefit costs	$8.7	$15.2	$5.6	$7.6	$1.1	$1.1

	Six Months Ended June 30
	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
Net Periodic Benefit Costs	2008	2007	2008	2007	2008	2007
Service cost	$9.1	$12.7	$8.7	$10.2	$1.7	$1.7
Interest cost	22.9	23.7	21.4	21.2	5.4	5.0
Assumed return on plan assets	(25.6)	(26.8)	(23.7)	(22.1)	(1.5)	(1.1)
Amortization of prior service cost	(.6)	(1.0)	(.8)	(1.0)	(3.0)	(3.1)
Amortization of actuarial losses	15.3	18.0	5.5	7.0	.6	.7
Amortization of transition obligation	—	—	—	.1	—	—
Curtailments/ settlements	—	1.9	—	—	—	—

Net periodic benefit costs	$21.1	$28.5	$11.1	$15.4	$3.2	$3.2

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expected to contribute approximately $9 and $23 to our U.S. and non-U.S. pension plans, respectively, in 2008. As of June 30, 2008, we made approximately $11 and $7 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $2 and $16 to fund our U.S. and non-U.S. pension plans, during the remainder of 2008. As of June 30, 2008, we contributed approximately $3 to our U.S. postretirement benefit plan. Our funding requirements may be impacted by regulations or interpretations thereof.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

5. CONTINGENCIES

Blakemore, et al. v. Avon Products, Inc., et al. is a purported class action pending in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint seeks unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. In January 2006, we filed a motion to strike the plaintiffs’ asserted nationwide class. In February 2006, the trial court declined to grant our motion but instead certified the issue to the Court of Appeal on an interlocutory basis. In April 2006, the Court of Appeal denied our motion and instructed the trial court to consider the issue at a subsequent point in the proceedings. In September 2007, plaintiffs filed a motion seeking class certification on behalf of “all Avon Sales Representatives who, since March 24, 1999, and while residing in California, received products from Avon they did not order, returned the unordered products to Avon, paid for the unordered products, and/or paid shipping costs for their return and did not receive reimbursement therefore by Avon or Avon initially made reimbursement therefore by means of a credit and later reversed the credit.” In June 2008, Avon filed its opposition to the motion for class certification. We believe that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. This action is being vigorously contested.

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $130.3 at the exchange rate on June 30, 2008, plus penalties and accruing interest totaling approximately $241.7 at the exchange rate on June 30, 2008. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 77% of the total assessment, or $286.1 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $85.9) were not affected and are awaiting a decision at the first administrative level. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $173.7 at the exchange rate on June 30, 2008, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $385.1 at the exchange rate on June 30, 2008, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. The assessments issued in 2003 and 2004 are awaiting a decision at the second administrative level. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2008, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30
Components of Comprehensive Income	2008	2007	2008	2007
Net income	$235.6	$112.7	$420.3	$262.7
Foreign currency translation adjustments	64.8	54.6	154.1	69.2
Change in unrealized gains from available-for-sale securities	(.1)	—	(.3)	—
Change in derivative losses on cash flow hedges	1.0	(1.8)	(6.9)	(2.3)
Adjustment for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	3.9	7.2	10.2	13.4

Comprehensive income	$305.2	$172.7	$577.4	$343.0

We received final January 1, 2008 valuations for our U.S. pension and postretirement plans during the three months ended June 30, 2008 and, as a result, recorded after-tax actuarial losses of $2.0 and $4.4 for our U.S. pension plan and postretirement plan, respectively, to accumulated other comprehensive loss.

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30
	2008		2007
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,010.7	$187.5	$798.1	$113.7
North America	633.3	75.2	619.8	41.5
Central & Eastern Europe	432.6	91.6	332.9	45.9
Western Europe, Middle East & Africa	354.6	41.9	310.0	15.2
Asia Pacific	227.2	27.5	203.0	16.2
China	77.7	(7.9)	65.0	(2.0)

Total from operations	2,736.1	415.8	2,328.8	230.5
Global and other	—	(41.9)	—	(43.6)

Total	$2,736.1	$373.9	$2,328.8	$186.9

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

	Six Months Ended June 30
	2008		2007
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,875.0	$308.1	$1,454.4	$202.4
North America	1,226.9	139.1	1,250.4	118.7
Central & Eastern Europe	854.2	184.7	691.8	123.3
Western Europe, Middle East & Africa	671.6	61.2	581.6	28.9
Asia Pacific	444.6	50.5	402.8	37.1
China	165.5	5.7	133.1	.9

Total from operations	5,237.8	749.3	4,514.1	511.3
Global and other	—	(79.2)	—	(86.6)

Total	$5,237.8	$670.1	$4,514.1	$424.7

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Beauty(1)	$1,960.9	$1,646.8	$3,740.7	$3,173.5
Beauty Plus(2)	522.8	450.1	990.5	878.7
Beyond Beauty(3)	227.3	209.5	457.7	417.5

Net sales	2,711.0	2,306.4	5,188.9	4,469.7
Other revenue(4)	25.1	22.4	48.9	44.4

Total revenue	$2,736.1	$2,328.8	$5,237.8	$4,514.1

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.
(2)	Beauty Plus includes fashion jewelry, watches, apparel and accessories.
(3)	Beyond Beauty includes home products and gift and decorative products.
(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of Other Assets	June 30, 2008	December 31, 2007
Deferred tax assets	$307.1	$272.9
Goodwill (Note 10)	227.5	222.2
Intangible assets (Note 10)	37.0	43.6
Pension assets	31.9	40.0
Investments	123.3	127.3
Deferred software	101.4	95.9
Other	130.2	120.7

Other assets	$958.4	$922.6

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

We have approved and announced all of the initiatives that are part of our restructuring plan. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. Through June 30, 2008, we have recorded total costs to implement, net of adjustments, of $482.4 ($38.8 in the first six months of 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges – First and Second Quarters of 2008

During the three and six months ended June 30, 2008, we recorded total costs to implement associated with previously approved initiatives that are part of our multi-year restructuring plan of $13.3 and $38.8, respectively, and the costs consisted of the following:

•	net charges of $.9 and $14.7, respectively, primarily for severance;

•	implementation costs of $10.5 and $20.6, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes; and

•	accelerated depreciation of $1.9 and $3.5, respectively, associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

Of the total costs to implement, $13.0 and $38.5 was recorded in selling, general and administrative expenses for the three and six months ended June 30, 2008, respectively, and $.3 was recorded in cost of sales for each of the three and six months ended June 30, 2008.

Restructuring Charges – First and Second Quarters of 2007

During the first three months of 2007, we did not approve any exit or disposal activities that were part of our multi-year restructuring plan. During the second quarter of 2007, exit and disposal activities that are a part of our multi-year restructuring plan were approved. Specific actions for this phase of our multi-year restructuring plan included:

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

Of the total costs to implement, $20.5 and $29.5 was recorded in selling, general and administrative expenses for the three and six months ended June 30, 2007, respectively, and $.7 was recorded in cost of sales for each of the three and six months ended June 30, 2007.

The liability balances for the initiatives that have been approved to date are shown below.

	Employee-Related Costs	Asset Write- offs	Inventory Write- offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2007	$143.2	$—	$—	$—	$.7	$143.9
2008 Charges	17.2	—	—	—	.3	17.5
Adjustments	(2.8)	—	—	—	—	(2.8)
Cash payments	(29.9)	—	—	—	(.9)	(30.8)
Non-cash write-offs	—	—	—	—	—	—
Foreign exchange	2.0	—	—	—	.1	2.1

Balance June 30, 2008	$129.7	$—	$—	$—	$.2	$129.9

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write- offs	Inventory Write- offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$341.5	$10.8	$7.4	$11.6	$7.2	$378.5
Charges to be incurred on approved initiatives	28.5	—	—	—	—	28.5

Total expected charges	$370.0	$10.8	$7.4	$11.6	$7.2	$407.0

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
First Quarter 2008	.3	—	.4	13.6	—	—	(.5)	13.8
Second Quarter 2008	.2	.4	(.2)	1.3	.4	(.1)	(1.1)	.9

Charges recorded to date	$53.5	$76.1	$12.8	$136.8	$45.1	$7.5	$46.7	$378.5
Charges to be incurred on approved initiatives	5.6	3.8	—	5.5	9.6	—	4.0	28.5

Total expected charges	$59.1	$79.9	$12.8	$142.3	$54.7	$7.5	$50.7	$407.0

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

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

	Latin America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Total
Balance at December 31, 2007	$94.9	$8.8	$37.8	$10.4	$70.3	$222.2
Adjustments	—	—	.3	—	—	.3
Foreign exchange	—	—	—	.5	4.5	5.0

Balance at June 30, 2008	$94.9	$8.8	$38.1	$10.9	$74.8	$227.5

Intangible assets

	June 30, 2008		December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.5	$(22.5)	$37.9	$(18.4)
Licensing agreements	42.5	(23.8)	41.2	(19.9)
Noncompete agreements	7.5	(5.2)	8.4	(5.6)

Total	$88.5	(51.5)	$87.5	$(43.9)

Estimated Amortization Expense:
2008	$16.3
2009	14.0
2010	2.0
2011	2.0
2012	2.0

Aggregate amortization expense during the three and six months ended June 30, 2008 was $4.3 and $8.6, respectively, compared to $4.3 and $8.4, respectively, for the same periods of 2007.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

11. FAIR VALUE

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities which becomes effective January 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on our own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$18.2	$—	$—	$18.2
Interest-rate swap agreements	—	17.7	—	17.7
Foreign exchange forward contracts	—	10.0	—	10.0

Total	$18.2	$27.7	$—	$45.9

Liabilities:
Interest-rate swap agreements	$—	$16.9	$—	$16.9
Foreign exchange forward contracts	—	3.4	—	3.4

Total	$—	$20.3	$—	$20.3

The fair values of our available-for-sale securities are based on quoted prices. The fair values of our interest-rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of our foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

The available-for-sale securities are held in a trust in order to fund future benefit payments for non-qualified retirement plans. As of June 30, 2008 we have recorded a net unrealized gain of $.1 in accumulated other comprehensive loss, within shareholders’ equity, associated with the available-for-sale securities. The foreign exchange forward contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

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

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At June 30, 2008, we were in compliance with all covenants in our indentures.

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

In June 2008, we entered into two five-year interest-rate-swap contracts with notional amounts totaling $250.0 and one 10-year interest-rate-swap contract with a notional amount of $125.0 to effectively convert fixed interest rates on the 2013 Notes and 2018 Notes to variable interest rates, based on LIBOR.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 66 countries and territories, including the United States, and distribute products in approximately 48 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We centrally manage global Brand Marketing and Supply Chain organizations. Product categories include: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these categories based on product type. Sales are made to the ultimate consumer principally through approximately 5.5 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

We view the geographic diversity of our businesses as a strategic advantage. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we seek to achieve higher growth targets. During 2007, approximately 80% of our consolidated revenue was derived from operations outside the U.S. When we first penetrate a market, we experience high growth rates and, as we reach scale in these markets, growth rates decline.

At the end of 2005, we launched a comprehensive, multi-year turnaround plan to restore sustainable growth. In January 2008, we announced the final initiatives of the restructuring program under our turnaround plan. In 2007, we completed the analysis of our optimal product portfolio and made decisions on exit strategies for non-optimal products under our Product Line Simplification program (“PLS”). In 2007, we also launched our Strategic Sourcing Initiative (“SSI”). We expect our restructuring initiatives to deliver annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We also expect to achieve annualized benefits in excess of $200 each from PLS and SSI, which would bring total annualized savings and benefits from all three programs to over $830 when fully implemented. After more than two years of implementing our turnaround plan, we believe we have repositioned Avon for long-term sustainable, profitable growth.

Revenue grew in all segments during the second quarter of 2008, as compared to second quarter of 2007. During the first six months of 2008 revenue grew in all segments except North America, which was impacted by the slowing macroeconomic environment, rising fuel prices and service problems in the first quarter of 2008. We continued to benefit from strength in developing and emerging markets around the globe that more than offset the unfavorable impact of economic softness and service problems in North America. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During the first six months of 2008, revenue increased 16%, and Active Representatives increased 10% (with increases in all segments), fueled by investments in advertising and the Representative Value Proposition (“RVP”). Sales from each of our product categories increased, with products in the Beauty category increasing 18%.

Operating margin increased during the first six months of 2008, reflecting gross margin gains and leverage of revenue growth while containing overhead costs, partially offset by continued investment in our brand and channel.

•

We increased our investment in advertising by $19.7 or 12% during the first six months of 2008. Approximately 65% of the incremental spending was spent in China, Russia and Colombia. The incremental spending on advertising was at a rate less than revenue growth. The advertising investments supported new product launches, such as Pro-to-Go Lipstick, Anew Ultimate Contouring Eye System, Anew Ultimate Age Repair Elixir, Avon Solutions Hydra-Radiance and Supershock Mascara. Advertising investments also included advertising to recruit Representatives.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

•

We invested approximately $53 incrementally in our Representatives (RVP) during the first six months of 2008 through continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools. This incremental investment was ahead of revenue growth. Investing in RVP will continue to be a key strategy.

•	We have continued to forge alliances with celebrities, including alliances with Patrick Dempsey and Emmanuel Ungaro.

•

We began to implement PLS in the U.K. during the first half of 2008 and early results appear to be favorable; however, the transition is a long process and will continue into 2009. In the second half of 2008, we will begin implementing PLS in several other large markets. As expected, we did not realize significant benefits from PLS during the first six months of 2008. We expect to realize benefits of approximately $40 and $120 for full-year 2008 and 2009, respectively, and in excess of $200 in 2010. In the prior year, we recorded PLS charges of $78.2, primarily incremental inventory obsolescence expense of $67.4. We recorded final PLS charges in the fourth quarter of 2007.

•

We realized benefits of approximately $40 from SSI through the first six months of 2008. We expect to realize approximately 50% of total expected annualized benefits by the end of 2008, with annualized benefits from this initiative in excess of $200 by the end of 2009, with a full year of benefit in 2010. As a result, we expect to realize benefits of approximately $100 and $175 in 2008 and 2009, respectively, and benefits in excess of $200 in 2010.

•

Costs to implement restructuring initiatives were $8.6 higher in the first six months of 2008 compared to the first half of 2007, due to higher costs associated with previously approved initiatives. Actions implemented under our restructuring initiatives resulted in savings of approximately $130 in the first six months of 2008, as compared to savings of approximately $115 in the first six months of 2007. We expect to achieve annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We expect the savings to reach approximately $270 in 2008 and $300 in 2009.

Additional information regarding our turnaround plan and strategic initiatives is contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission.

OUTLOOK

We expect that our investments in both the brand and the direct-selling channel will drive sustainable, profitable growth. We expect revenue growth to average mid-single-digits over the long term. We continue to expect our incremental investment in advertising in 2008 to be more in line with revenue growth and incremental investments in RVP to be slightly ahead of revenue growth. We continue to expect full year 2008 operating margin to approach 2005’s level, or approximately 14%, due to leverage from revenue growth, the expected benefits from PLS and SSI and expected savings from our restructuring initiatives. Operating margin will also benefit from decreased costs related to PLS and decreased costs to implement our restructuring initiatives. We expect a larger proportion of the benefits from PLS and SSI and savings from our restructuring initiatives to be realized in the second half of this year. Despite external pressures in North America, our broad-based geographic portfolio gives us confidence that we can achieve our company-wide revenue and operating margin targets for full-year 2008. Like most consumer products goods companies, we have experienced increases in commodity costs during 2008. The savings and benefits from our strategic initiatives, strategic price increases and holding cost growth below our revenue growth are helping to offset the higher commodity costs. Operating margin is expected to further expand in 2009.

STRATEGIC INITIATIVES

Product Line Simplification

During 2006, we began to analyze our product line, under our PLS program, to develop a smaller range of better performing, more profitable products. The overall goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products. During 2007, we completed the analysis of our product portfolio, concluded on the appropriate product assortment going forward and made decisions regarding the ultimate disposition of products that will no longer be part of our improved product assortment (such as selling at a discount, donation, or destruction). During the first quarter of 2008, we began to implement PLS in the U.K. In the second half of 2008, we will begin implementing PLS in several other large markets.

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

Restructuring Initiatives

We launched our multi-year restructuring program in late 2005. In January 2008, we announced the final initiatives that are part of this program. We expect to record total restructuring charges and other costs to implement our restructuring initiatives of approximately $530 before taxes, of which we have recorded $482.4 through June 30, 2008 ($38.8 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005). We expect to record a majority of the remaining costs by the end of 2009.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated financial statements, as we did not choose to measure the items at fair value.

New Accounting Standards to be Implemented

In February 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. SFAS 161 is effective January 1, 2009 for Avon.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. Our grants of restricted stock and restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities as defined in FSP EITF 03-6-1 and will be included in computing earnings per share using the two-class method. FSP EITF 03-6-1 is effective January 1, 2009, for Avon and requires prior period EPS presented to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 will not have a material impact on the calculation of basic or diluted earnings per share.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO 2007

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Favorable (Unfavorable) %/Point Change	2008	2007	Favorable (Unfavorable) %/Point Change
Total revenue	$2,736.1	$2,328.8	17%	$5,237.8	$4,514.1	16%
Cost of sales	993.4	921.1	(8)%	1,917.1	1,753.6	(9)%
Selling, general and administrative expenses	1,368.8	1,220.8	(12)%	2,650.6	2,335.8	(13)%

Operating profit	373.9	186.9	100%	670.1	424.7	58%

Interest expense	26.1	28.1	7%	52.2	54.6	4%
Interest income	(8.6)	(10.3)	(17)%	(17.8)	(22.6)	(21)%
Other expense, net	12.0	1.2	(900)%	12.7	1.8	(606)%

Net income	235.6	112.7	109%	420.3	262.7	60%

Diluted earnings per share	.55	.26	112%	.98	.60	63%

Advertising expenses*	102.7	93.3	(10)%	184.3	164.6	(12)%

Gross margin	63.7%	60.4%	3.3	63.4%	61.2%	2.2
Selling, general and administrative expenses as a % of total revenue	50.0%	52.4%	2.4	50.6%	51.8%	1.2
Operating margin	13.7%	8.0%	5.7	12.8%	9.4%	3.4
Effective tax rate	31.2%	32.3%	1.1	32.1%	32.4%	.3

Units sold			5%			4%
Active Representatives			7%			10%

*	Advertising expenses are included within selling, general and administrative expenses.

Revenue

Total revenue for the three months ended June 30, 2008, increased 17%, with foreign exchange contributing 8 percentage points to the revenue growth. Revenue grew in all segments. Revenue growth was driven by an increase of 7% in Active Representatives.

On a category basis, the increase in revenue for the three months ended June 30, 2008, was primarily driven by an increase of 19% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, color grew 26%, fragrance grew 17%, skin care grew 15%, and personal care grew 17%. Beauty Plus sales increased 16% and Beyond Beauty sales increased 9%.

Total revenue for the six months ended June 30, 2008, increased 16%, with foreign exchange contributing 9 percentage points to the revenue growth. Revenue grew in all segments, except North America. Revenue growth was driven by an increase of 10% in Active Representatives.

On a category basis, the increase in revenue for the six months ended June 30, 2008, was primarily driven by an increase of 18% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 18%, color grew 21%, skin care grew 14%, and personal care grew 16%. Beauty Plus sales increased 13% and Beyond Beauty sales increased 10%.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

Gross Margin

Gross margin for the three and six months ended June 30, 2008, increased 3.3 points and 2.2 points, respectively, primarily due to a decrease in inventory obsolescence provisions in 2008, which benefited gross margin by approximately 3.6 and 2.2 points, respectively, and benefits from increased pricing, which benefited gross margin by approximately .6 point in both periods of 2008. These benefits to gross margin were partially offset by supply chain impacts including higher commodity costs and unfavorable foreign exchange on product cost in Europe. The three and six months ended June 30, 2007, included incremental inventory obsolescence charges of $55.9 and $67.4, respectively, related to our PLS program. Obsolescence expense for the three and six months ended June 30, 2008, also benefited by approximately $13 from changes in estimates to our disposition plan under our PLS program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2008, increased $148.0, primarily due to higher variable expenses such as freight from increased sales volume, higher investments in RVP and advertising of approximately $25, higher overhead primarily due to investments in infrastructure, such as information technology, and the organization, and the impact of foreign exchange. These higher costs were partially offset by lower costs incurred to implement our restructuring initiatives of $7.5.

Selling, general and administrative expenses for the six months ended June 30, 2008, increased $314.8, primarily due to higher investments in RVP and advertising of approximately $72, higher variable expenses such as freight from increased sales volume, higher overhead primarily due to investments in infrastructure, such as information technology, and the organization, higher costs incurred to implement our restructuring initiatives of $9.0, due to costs associated with previously approved initiatives, and the impact of foreign exchange.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense for both the three and six months ended June 30, 2008, decreased slightly, primarily due to lower interest rates. At June 30, 2008, we held interest rate swap agreements that effectively converted approximately 40% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased for both the three and six months ended June 30, 2008, primarily due to lower cash and cash equivalent balances during 2008 as compared to the same periods in 2007, as well as lower interest rates.

Other expense, net increased for both the three and six months ended June 30, 2008, primarily due to higher net foreign exchange losses.

Effective Tax Rate

The effective tax rate for the three and six months ended June 30, 2008, was 31.2% and 32.1%, respectively, compared to rates of 32.3% and 32.4%, respectively, for the same periods of 2007, reflecting changes in the earnings mix and statutory tax rates of our international subsidiaries. In 2008, a number of income tax returns are scheduled to close by statute and it is possible that a number of tax examinations may be completed. Depending on the number of filing positions ultimately upheld, the impact of the adjustments could be significant to the 2008 provision for income taxes.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

Latin America

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	%/Point Change		2008	2007	%/Point Change
			US$	Local Currency			US$	Local Currency
Revenue	$1,010.7	$798.1	27%	15%	$1,875.0	$1,454.4	29%	17%
Operating profit	187.5	113.7	65%	45%	308.1	202.4	52%	33%
Operating margin	18.6%	14.2%	4.4	3.8	16.4%	13.9%	2.5	2.0

Units sold				3%				6%
Active Representatives				4%				9%

Revenue increased for both the three and six-month periods of 2008, driven by a larger average order and growth in Active Representatives, as well as favorable foreign exchange. Growth in Active Representatives reflects significant investments in RVP and maintaining a high level of investment in advertising. Revenue for the three months ended June 30, 2008, benefited from continued growth in most markets, particularly from growth of over 30% in Brazil, growth of almost 50% in Venezuela, growth of over 20% in Colombia, and 12% growth in Mexico. Revenue for the six months ended June 30, 2008, benefited from continued growth in most markets, particularly from growth of over 40% in Brazil, growth of almost 40% in Venezuela, growth of over 20% in Colombia, and 10% growth in Mexico.

The increase in operating margin in Latin America for both the three and six-month periods of 2008 was primarily due to the impact of higher revenues, increased pricing and lower inventory obsolescence expense. During the six months ended June 30, 2008, these benefits to operating margin were partially offset by higher costs of imports in Venezuela.

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

At June 30, 2008, Avon Venezuela had cash balances of approximately $81, primarily denominated in bolivars. During 2007, Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2007, Avon Venezuela’s revenue and operating profit represented approximately 3% and 7% of consolidated revenue and consolidated operating profit, respectively.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

North America

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	%/Point Change		2008	2007	%/Point Change
			US$	Local Currency			US$	Local Currency
Revenue	$633.3	$619.8	2%	1%	$1,226.9	$1,250.4	(2)%	(3)%
Operating profit	75.2	41.5	81%	78%	139.1	118.7	17%	15%
Operating margin	11.9%	6.7%	5.2	5.1	11.3%	9.5%	1.8	1.7

Units sold				5%				(3)%
Active Representatives				5%				3%

North America consists largely of the U.S. business.

Revenue increased for the three months ended June 30, 2008, despite a difficult economic environment, as growth in Active Representatives was partially offset by a lower average order. Revenue decreased for the six months ended June 30, 2008, as the lower average order received from Representatives more than offset an increase in Active Representatives. Growth in Active Representatives benefited from continued investments in RVP and recruiting advertising, and more frequent brochure distribution in Canada. Average order during both the three and six-month periods of 2008 was impacted by a shift in product mix, reflecting declines in sales of non-beauty products.

Revenue growth for both the three and six-month periods was impacted by the macroeconomic environment, including the negative impact of rising gas prices, as well as service-related problems experienced during the first quarter of 2008. During the second quarter of 2008, we made progress with respect to the service-related problems. Service levels improved in comparison to the first quarter of 2008 and were consistent with historical levels as we ended the second quarter of 2008. Sales of Beauty products increased 7% and 2% for the three and six months ended June 30, 2008, respectively. Sales of non-beauty products declined 4% and 6% for the three and six months ended June 30, 2008, respectively, consistent with the general retail environment. The U.S. business is in the midst of a long-term turnaround plan; therefore, we expect variability in our quarterly performance of North America.

The increase in operating margin for both the three and six months ended June 30, 2008, was primarily driven by lower inventory obsolescence and overhead expenses, partially offset by higher variable selling costs.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Central & Eastern Europe

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	%/Point Change		2008	2007	%/Point Change
			US$	Local Currency			US$	Local Currency
Revenue	$432.6	$332.9	30%	15%	$854.2	$691.8	23%	10%
Operating profit	91.6	45.9	100%	71%	184.7	123.3	50%	29%
Operating margin	21.2%	13.8%	7.4	6.7	21.6%	17.8%	3.8	3.1

Units sold				13%				9%
Active Representatives				20%				23%

Revenue increased for both the three and six-month periods of 2008, reflecting growth in Active Representatives, as well as favorable foreign exchange, partially offset by a lower average order as our Representatives transitioned to a shorter selling cycle. Active Representative growth for both the three and six-month periods of 2008 benefited from additional selling opportunities that we provided to our Representatives through more frequent brochure distribution beginning at the end of June 2007, which encourages more frequent customer contact, as well as strong marketing programs. Beginning with the third quarter of 2008, brochure distribution will be on a comparable basis.

The region’s revenue growth was primarily driven by increases in Russia of over 30% and over 20% for the three and six month periods of 2008, respectively, as well as growth in excess of 30% in other key markets in the region for both the three and six-month periods of 2008. Revenue in Russia increased in both periods of 2008 primarily due to strong growth in Active Representatives, which benefited from the additional selling opportunities, as well as favorable foreign exchange.

The increase in operating margin for both the three and six-month periods of 2008 was primarily driven by lower inventory obsolescence expense, the impact of higher revenue and increased pricing, partially offset by higher spending on RVP and advertising and the impact of unfavorable foreign exchange on product cost.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Western Europe, Middle East & Africa

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	%/Point Change		2008	2007	%/Point Change
			US$	Local Currency			US$	Local Currency
Revenue	$354.6	$310.0	14%	8%	$671.6	$581.6	15%	8%
Operating profit	41.9	15.2	176%	153%	61.2	28.9	112%	87%
Operating margin	11.8%	4.9%	6.9	6.6	9.1%	5.0%	4.1	3.8

Units sold				3%				3%
Active Representatives				4%				3%

Revenue increased for both the three and six-month periods of 2008 due to growth in Active Representatives and a larger average order, as well as favorable foreign exchange. Revenue for both the three and six-month periods of 2008 increased in most markets, particularly in Italy, the United Kingdom and Turkey. Revenue increased despite implementation activities related to a major restructuring of our direct-selling businesses and the realignment of certain manufacturing and distribution facilities.

Revenue growth in the United Kingdom of 6% and 7% for the three and six months ended June 30, 2008, respectively, was driven by an increase in Active Representatives. Revenue in the United Kingdom also benefited from investments in representative recruiting, continued roll-out of PLS and strong merchandising. Revenue growth in Turkey of nearly 20% for both the three and six month periods of 2008 was due to a larger average order, as well as favorable foreign exchange. Revenue in Turkey also benefited from significant investments in advertising and RVP.

The increase in operating margin for both the three and six-month periods of 2008 was primarily driven by the impact of higher revenue, and lower inventory obsolescence and overhead expenses. These benefits to operating margin were partially offset by the impact of unfavorable foreign exchange on product cost and higher spending on RVP and advertising. Additionally, operating margin for the six months ended June 30, 2008, was impacted by higher costs to implement restructuring initiatives.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	%/Point Change		2008	2007	%/Point Change
			US$	Local Currency			US$	Local Currency
Revenue	$227.2	$203.0	12%	1%	$444.6	$402.8	10%	(1)%
Operating profit	27.5	16.2	70%	49%	50.5	37.1	36%	17%
Operating margin	12.1%	8.0%	4.1	3.7	11.4%	9.2%	2.2	1.7

Units sold				2%				1%
Active Representatives				4%				4%

Revenue increased for both the three and six-month periods of 2008, reflecting favorable foreign exchange. Revenue growth was primarily due to increases in the Philippines of over 20% and 30% in the three and six months ended June 30, 2008, respectively, reflecting growth in Active Representatives, supported by RVP initiatives, as well as favorable foreign exchange. Revenue in Japan increased 5% and 4% in the three and six months ended June 30, 2008, due to favorable foreign exchange. Local currency sales in Japan declined in both the three and six-month periods of 2008, due to lower sales from both direct mail and direct selling, as this market continues to execute its multi-year turnaround plan. Revenue in Taiwan increased during the three months ended June 30, 2008, due to favorable foreign exchange. Local currency sales in Taiwan were flat for the three months ended June 30, 2008. Revenue in Taiwan declined in the six months ended June 30, 2008, reflecting below market skin care performance, the impact of a field restructuring and economic weakness, partially offset by favorable foreign exchange.

Operating margin increased for both periods of 2008, primarily due to the impact of lower inventory obsolescence and overhead expenses, partially offset by higher spending on RVP.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

China

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	%/Point Change		2008	2007	%/Point Change
			US$	Local Currency			US$	Local Currency
Revenue	$77.7	$65.0	20%	8%	$165.5	$133.1	24%	14%
Operating profit	(7.9)	(2.0)	*	*	5.7	.9	533%	361%
Operating margin	(10.2)%	(3.1)%	(7.1)	(7.4)	3.4%	.7%	2.7	2.7

Units sold				16%				14%
Active Representatives				36%				65%

*	Calculation not meaningful

The results in China were negatively impacted by the earthquake and subsequent flooding that occurred during the second quarter of 2008. Revenue in China increased for both the three and six-month periods of 2008, primarily due to an increase in Active Representatives, partially offset by a lower average order. The growth in Active Representatives reflects continued expansion of our direct selling efforts, which were supported with significant Representative recruiting, television advertising and field incentives. The lower average order results from the continued expansion of direct selling, as Representatives order in smaller quantities than beauty boutiques, and orders from new Representatives tend to be smaller than the average direct selling order. Beauty boutique ordering activity levels have remained steady during this extended period of direct selling expansion, as our beauty boutique operators continue to service our Representatives.

Operating margin for the three months ended June 30, 2008, reflects higher spending on advertising, an unfavorable mix of products sold, and costs associated with the 2008 earthquake and floods. These higher costs were partially offset by the impact of higher revenue and lower product costs. The increase in operating margin for the six months ended June 30, 2008, was primarily driven by a $5.8 reduction of a statutory liability, the impact of higher revenue and lower product costs, partially offset by ongoing higher spending on RVP and advertising, an unfavorable mix of products sold and costs associated with the 2008 earthquake and floods.

Global Expenses

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	% Change	2008	2007	% Change
Total Global expenses	$137.5	$131.7	(4)%	$268.7	$258.1	(4)%
Allocated to segments	(95.6)	(88.1)	9%	(189.5)	(171.5)	11%

Net Global expenses	$41.9	$43.6	4%	$79.2	$86.6	9%

The increase in the amount allocated to the segments in both the three and six-month periods of 2008 was primarily due to higher global marketing and research and development costs, higher information technology costs and higher costs related to global initiatives. The decrease in net global expenses was primarily due to lower professional service fees associated with our restructuring and PLS initiatives.

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

We may, from time to time, seek to repurchase our equity or to retire our outstanding debt, in open market purchases, privately negotiated transactions, pursuant to derivative instruments or otherwise. During 2008, we repurchased approximately 3.3 million shares of our common stock for an aggregate purchase price of approximately $125 million.

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

Our liquidity could also be impacted by dividends, capital investments and acquisitions. At any given time, we may be in the process of discussing and negotiating an acquisition. An acquisition may be accretive or dilutive and by its nature, involve numerous risks and uncertainties. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

Cash Flows

Net Cash Provided (Used) by Operating Activities

Net cash provided by operating activities during the first six months of 2008 was $172.4, as compared to net cash used by operating activities of $.9 during the first six months of 2007, primarily due to lower contributions to retirement-related plans in 2008, higher cash-related net income in 2008 and favorable movements in inventories and accounts receivable. These cash inflows were partially offset by additional payments of value added taxes due to a tax law change in Brazil, higher incentive-based compensation payments in 2008 for compensation earned in 2007 and a payment of $38.0 upon settlement of treasury lock agreements associated with our $500 debt issuance during the first quarter of 2008.

We expect cash provided by operating activities for full-year 2008 to be substantially higher than full-year 2007.

Inventory levels increased during 2008, to $1,202.7 at June 30, 2008, from $1,041.8 at December 31, 2007, reflecting the impact of foreign exchange, business growth and actions taken in an effort to ensure service levels to our Representatives. New inventory life cycle management processes leveraged with initiatives such as PLS, SSI, ERP implementation and the Sales and Operations Planning process are expected to improve inventory levels in the long-term. We expect these initiatives to help us deliver improvements of a three inventory day reduction in 2008 and a three to five inventory day reduction for the next three to four years.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first six months of 2008 was $36.6 higher than during the first six months of 2007, primarily due to higher capital expenditures, driven by spending for the new distribution facility in North America. 2007 included a payment associated with an acquisition of a licensee in Egypt.

Net Cash Used by Financing Activities

Net cash used by financing activities of $108.8 during the first six months of 2008 was $115.8 lower than during the first six months of 2007, primarily due to lower repurchases of common stock during the first six months of 2008.

We increased our quarterly dividend payments to $.20 per share in 2008 from $.185 per share in 2007.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of June 30, 2008.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. At June 30, 2008, $379.6 was outstanding under this program.

We also maintain a one-year Japanese yen 11.0 billion ($102.2 at the exchange rate on June 30, 2008) uncommitted credit facility. At June 30, 2008, $85.5 (Japanese yen 9.2 billion) was outstanding under the yen credit facility.

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

In June 2008, we entered into two five-year interest-rate-swap contracts with notional amounts totaling $250.0 and one 10-year interest-rate-swap contract with a notional amount of $125.0 to effectively convert fixed interest rates on the 2013 Notes and 2018 Notes to variable interest rates, based on LIBOR.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At June 30, 2008 and December 31, 2007, we held interest-rate-swap agreements that effectively converted approximately 40% and 30%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at both June 30, 2008 and December 31, 2007 was approximately 60%.

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

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of and realize the operating margins and projected benefits (in the amounts and time schedules we expect) from our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification program, sales and operation planning process, strategic sourcing initiative, outsourcing strategies, zero-overhead-growth philosophy, cash flow from operations and cash management, tax, foreign currency hedging and risk management strategies;

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

•

the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•

our ability to continue to help offset higher commodity costs through the savings and benefits from our strategic initiatives, strategic price increases and holding cost growth below our revenue growth;

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at June 30, 2008 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Repurchases

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/08 – 4/30/08	1,216	(2)	$39.47	700	$1,926,971
5/1/08 – 5/31/08	789,386	(3)	39.02	780,350	1,896,530
6/1/08 – 6/30/08	804,965	(4)	36.44	800,405	1,866,970

Total	1,595,567			1,581,455

(1)

All of the shares purchased during the second quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007, consists of shares purchased in open-market transactions. The program commenced on December 17, 2007 (upon the completion of the previous $1.0 billion share repurchase program) and is scheduled to expire on December 17, 2012.

(2)

Includes share repurchases under our publicly announced programs and 516 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)

Includes share repurchases under our publicly announced programs and 9,036 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4)

Includes share repurchases under our publicly announced programs and 4,560 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	At the Annual Meeting of Shareholders of Avon, held on May 1, 2008, the matters described under (c) below were voted upon.

(b)	Directors elected at the Annual Meeting for a one-year term expiring 2009:

W. Don Cornwell, Edward T. Fogarty, Fred Hassan, Andrea Jung, Maria Elena Lagomasino, Ann S. Moore, Paul S. Pressler, Gary M. Rodkin, Paula Stern and Lawrence A. Weinbach

(c)	Annual Meeting votes:

	For	Against or Withheld	Abstain	Broker Non-Votes
(1) To elect the following Directors to one-year terms expiring in 2009:
W. Don Cornwell	374,798,348	8,815,147	—	—
Edward T. Fogarty	376,665,915	6,947,580	—	—
Fred Hassan	378,625,827	4,987,668	—	—
Andrea Jung	376,677,696	6,935,799	—	—
Maria Elena Lagomasino	376,581,272	7,032,223	—	—
Ann S. Moore	362,129,274	21,484,221	—	—
Paul S. Pressler	378,672,298	4,941,197	—	—
Gary M. Rodkin	378,514,843	5,098,652	—	—
Paula Stern	376,926,333	6,687,162	—	—
Lawrence A. Weinbach	377,172,740	6,440,755	—	—

(2) To ratify the appointment of PricewaterhouseCoopers LLP as Avon’s independent registered public accounting firm for 2008	376,871,777	3,786,929	2,954,789	—

(3) To adopt an Executive Incentive Plan intended to comply with Section 162(m) of the Internal Revenue Code	369,317,186	10,861,496	3,434,813	—

(4) A shareholder proposal requesting the Board to publish a report to shareholders on Avon’s policies on nanomaterial product safety by November 1, 2008	71,840,403	211,255,965	76,419,220	24,097,907

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: July 30, 2008	/S/ Richard S. Foggio
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