Form 10-Q
period 2008-09-30
AVON PRODUCTS INC
filed 2008-10-30
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Common Stock (par value $.25) outstanding at September 30, 2008, was 426,296,868.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30
In millions, except per share data	2008	2007
Net sales	$2,618.7	$2,326.1
Other revenue	26.0	23.0

Total revenue	2,644.7	2,349.1
Costs, expenses and other:
Cost of sales	975.0	889.0
Selling, general and administrative expenses	1,372.6	1,236.6

Operating profit	297.1	223.5

Interest expense	24.6	29.2
Interest income	(10.1)	(10.2)
Other expense (income), net	3.4	(3.2)

Total other expenses	17.9	15.8

Income before taxes and minority interest	279.2	207.7
Income taxes	54.5	68.6

Income before minority interest	224.7	139.1
Minority interest	(2.1)	—

Net income	$222.6	$139.1

Earnings per share:
Basic	$.52	$.32
Diluted	$.52	$.32
Weighted-average shares outstanding:
Basic	425.74	430.03
Diluted	429.75	433.03
Cash dividends per common share	$.20	$.185

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30
In millions, except per share data	2008	2007
Net sales	$7,807.6	$6,795.8
Other revenue	74.9	67.4

Total revenue	7,882.5	6,863.2
Costs, expenses and other:
Cost of sales	2,892.1	2,642.6
Selling, general and administrative expenses	4,023.2	3,572.4

Operating profit	967.2	648.2

Interest expense	76.8	83.8
Interest income	(27.9)	(32.8)
Other expense (income), net	16.1	(1.4)

Total other expenses	65.0	49.6

Income before taxes and minority interest	902.2	598.6
Income taxes	254.3	195.2

Income before minority interest	647.9	403.4
Minority interest	(5.0)	(1.6)

Net income	$642.9	$401.8

Earnings per share:
Basic	$1.51	$.92
Diluted	$1.49	$.92
Weighted-average shares outstanding:
Basic	426.36	435.13
Diluted	430.14	438.38
Cash dividends per common share	$.60	$.555

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	September 30 2008	December 31 2007
Assets
Current Assets
Cash and cash equivalents	$967.0	$963.4
Accounts receivable, net	704.4	795.0
Inventories	1,236.8	1,041.8
Prepaid expenses and other	898.1	715.2

Total current assets	3,806.3	3,515.4

Property, plant and equipment, at cost	2,529.0	2,362.4
Less accumulated depreciation	(1,156.9)	(1,084.2)

	1,372.1	1,278.2
Other assets	950.2	922.6

Total assets	$6,128.6	$5,716.2

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$732.4	$929.5
Accounts payable	728.8	800.3
Accrued compensation	254.9	285.8
Other accrued liabilities	629.2	713.2
Sales taxes and taxes other than income	227.0	222.3
Income taxes	75.6	102.3

Total current liabilities	2,647.9	3,053.4

Long-term debt	1,677.7	1,167.9
Employee benefit plans	388.8	388.7
Long-term income taxes	176.3	208.7
Other liabilities	178.7	185.9

Total liabilities	$5,069.4	$5,004.6

Contingencies (Note 5)
Shareholders’ Equity
Common stock	185.6	184.7
Additional paid-in capital	1,861.4	1,724.6
Retained earnings	3,972.4	3,586.5
Accumulated other comprehensive loss	(423.0)	(417.0)
Treasury stock, at cost	(4,537.2)	(4,367.2)

Total shareholders’ equity	$1,059.2	$711.6

Total liabilities and shareholders’ equity	$6,128.6	$5,716.2

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
In millions	2008	2007
Cash Flows from Operating Activities
Net income	$642.9	$401.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143.0	126.9
Provision for doubtful accounts	149.1	113.9
Provision for obsolescence	54.2	152.6
Share-based compensation	46.5	48.1
Deferred income taxes	8.7	(8.1)
Other	33.1	27.4
Changes in assets and liabilities:
Accounts receivable	(63.8)	(122.5)
Inventories	(262.6)	(426.4)
Prepaid expenses and other	(183.5)	(80.8)
Accounts payable and accrued liabilities	(178.8)	13.4
Income and other taxes	(49.2)	(61.4)
Noncurrent assets and liabilities	(36.9)	(122.0)

Net cash provided by operating activities	302.7	62.9

Cash Flows from Investing Activities
Capital expenditures	(238.3)	(139.9)
Proceeds from disposal of assets	8.5	10.3
Acquisitions and other investing	.1	(18.7)
Purchases of investments	(60.5)	(40.8)
Proceeds from sale of investments	26.6	39.3

Net cash used by investing activities	(263.6)	(149.8)

Cash Flows from Financing Activities*
Cash dividends	(262.3)	(244.4)
Debt, net (maturities of three months or less)	(189.8)	420.9
Proceeds from debt	547.1	18.9
Repayment of debt	(62.4)	(17.0)
Proceeds from exercise of stock options	80.8	53.6
Excess tax benefit realized from share-based compensation	12.3	11.2
Repurchase of common stock	(171.4)	(555.7)

Net cash used by financing activities	(45.7)	(312.5)

Effect of exchange rate changes on cash and equivalents	10.2	41.0

Net increase (decrease) in cash and equivalents	3.6	(358.4)
Cash and equivalents at beginning of year	963.4	1,198.9

Cash and equivalents at end of period	$967.0	$840.5

*	Non-cash financing activities in 2008 and 2007 included the change in fair market value of interest rate swap agreements of $4.9 and ($2.5), respectively.

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

We have reclassified some prior year amounts in the consolidated financial statements and accompanying notes for comparative purposes. In order to consistently report certain distribution and sourcing costs across all segments, we reclassified net amounts of $4.0 and $12.1 from cost of sales to selling, general and administrative expenses on the Consolidated Statements of Income for the three and nine months ended September 30, 2007, respectively. We also reclassified $45.4 from accounts receivable, net to prepaid expenses and other on the Consolidated Balance Sheet for the year ended December 31, 2007, and reclassified $11.0 from changes in inventory to obsolescence expense on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007.

New Accounting Standards Implemented

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 11, Fair Value, for additional information.

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

New Accounting Standards to be Implemented

In February 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”) which changes, among other things, the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. SFAS 161 is effective January 1, 2009, for Avon.

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

2. EARNINGS PER SHARE AND SHARE REPURCHASES

	Three Months Ended September 30		Nine Months Ended September 30
Components of Basic and Diluted Earnings per Share (shares in millions)	2008	2007	2008	2007
Numerator:
Net income	$222.6	$139.1	$642.9	$401.8
Denominator:
Basic EPS weighted-average shares outstanding	425.74	430.03	426.36	435.13
Diluted effect of assumed conversion of stock-based awards	4.01	3.00	3.78	3.25

Diluted EPS adjusted weighted-average shares outstanding	429.75	433.03	430.14	438.38

Earnings per Share:
Basic EPS	$.52	$.32	$1.51	$.92
Diluted EPS	$.52	$.32	$1.49	$.92

For the three and nine months ended September 30, 2008 and 2007, we did not include stock options to purchase 8.8 million shares and 12.6 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 4.6 million shares of Avon common stock for $171.4 during the first nine months of 2008, as compared to approximately 14.7 million shares of Avon common stock for $557.8 during the first nine months of 2007 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. At September 30, 2007, purchases of approximately 58,000 shares for $2.1 were not settled until October 2007.

3. INVENTORIES

Components of Inventories	September 30 2008	December 31 2007
Raw materials	$370.2	$337.8
Finished goods	866.6	704.0

Total	$1,236.8	$1,041.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$4.2	$6.4	$4.3	$5.3	$.8	$.9
Interest cost	11.3	11.8	10.7	10.9	2.6	2.4
Assumed return on plan assets	(13.1)	(13.4)	(11.9)	(11.4)	(.9)	(.6)
Amortization of prior service cost	(.2)	(.5)	(.4)	(.5)	(1.5)	(1.5)
Amortization of actuarial losses	6.5	9.0	2.8	3.7	.2	.4
Amortization of transition obligation	—	—	—	—	—	—
Curtailments/ settlements	—	2.4	(2.2)	.4	—	—

Net periodic benefit costs	$8.7	$15.7	$3.3	$8.4	$1.2	$1.6

	Nine Months Ended September 30
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$13.3	$19.1	$13.0	$15.5	$2.5	$2.6
Interest cost	34.2	35.5	32.1	32.1	8.0	7.4
Assumed return on plan assets	(38.7)	(40.2)	(35.6)	(33.5)	(2.4)	(1.7)
Amortization of prior service cost	(.8)	(1.5)	(1.2)	(1.5)	(4.5)	(4.6)
Amortization of actuarial losses	21.8	27.0	8.3	10.7	.8	1.1
Amortization of transition obligation	—	—	—	.1	—	—
Curtailments/ settlements	—	4.3	(2.2)	.4	—	—

Net periodic benefit costs	$29.8	$44.2	$14.4	$23.8	$4.4	$4.8

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expected to contribute approximately $9 and $23 to our U.S. and non-U.S. pension plans, respectively, in 2008. As of September 30, 2008, we made approximately $13.5 and $11.1 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $1 and $10 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2008. As of September 30, 2008, we contributed approximately $3 to our U.S. postretirement benefit plan. Our funding requirements may be impacted by regulations or interpretations thereof.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

5. CONTINGENCIES

Blakemore, et al. v. Avon Products, Inc., et al. was a purported class action in the Superior Court of the State of California on behalf of Avon Sales Representatives who “since March 24, 1999, received products from Avon they did not order, thereafter returned the unordered products to Avon, and did not receive credit for those returned products.” The complaint sought unspecified compensatory and punitive damages, restitution and injunctive relief for alleged unjust enrichment and violation of the California Business and Professions Code. This action was commenced in March 2003. In January 2006, we filed a motion to strike the plaintiffs’ asserted nationwide class. In February 2006, the trial court declined to grant our motion but instead certified the issue to the Court of Appeal on an interlocutory basis. In April 2006, the Court of Appeal denied our motion and instructed the trial court to consider the issue at a subsequent point in the proceedings. In September 2007, plaintiffs filed a motion seeking class certification on behalf of “all Avon Sales Representatives who, since March 24, 1999, and while residing in California, received products from Avon they did not order, returned the unordered products to Avon, paid for the unordered products, and/or paid shipping costs for their return and did not receive reimbursement therefore by Avon or Avon initially made reimbursement therefore by means of a credit and later reversed the credit.” In June 2008, Avon filed its opposition to the motion for class certification. We believe that this action is a dispute over purported customer service issues and is an inappropriate subject for consideration as a class action. On September 5, 2008, the court granted plaintiffs’ Request for Dismissal with prejudice. The case is officially closed.

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $115.7 at the exchange rate on September 30, 2008, plus penalties and accruing interest totaling approximately $217.2 at the exchange rate on September 30, 2008. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 74% of the total assessment, or $247.6 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $85.3) were not affected and are awaiting a decision at the first administrative level. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $172.4 at the exchange rate on September 30, 2008, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $382.6 at the exchange rate on September 30, 2008, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. The assessments issued in 2003 and 2004 are awaiting a decision at the second administrative level. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

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

We are voluntarily conducting an internal investigation of our China operations, focusing on compliance with the Foreign Corrupt Practices Act. The internal investigation, which is being conducted under the oversight of the Audit Committee, commenced in June 2008 after we received an allegation that certain travel, entertainment and other expenses may have been improperly incurred in connection with our China operations. We have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway. Because the internal investigation is in its early stage, we cannot predict how the resulting consequences, if any, may impact our internal controls, business, results of operations or financial position.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2008, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
Components of Comprehensive Income	2008	2007	2008	2007
Net income	$222.6	$139.1	$642.9	$401.8
Foreign currency translation adjustments	(158.5)	56.0	(4.4)	125.2
Change in unrealized (losses) gains from available-for-sale securities	(.3)	.1	(.6)	.1
Change in derivative losses on cash flow hedges	1.3	(3.5)	(5.6)	(5.8)
Amortization of net actuarial losses, prior service cost, and transition obligation, net of taxes	5.1	6.8	15.3	20.2

Comprehensive income	$70.2	$198.5	$647.6	$541.5

We received final valuations as of January 1, 2008, for our U.S. pension and postretirement plans during May 2008 and, as a result, recorded after-tax actuarial losses of $2.0 and $4.4 for our U.S. pension plan and postretirement plan, respectively, to accumulated other comprehensive loss. During the three and nine months ended September 30, 2008, we also recorded after-tax actuarial losses of $4.3 to accumulated other comprehensive loss due to a mid-year valuation caused by a curtailment.

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30
	2008		2007
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$1,064.8	$207.1	$854.8	$143.5
North America	584.5	29.9	605.2	42.0
Central & Eastern Europe	382.4	59.3	327.4	68.5
Western Europe, Middle East & Africa	315.8	18.3	292.8	10.6
Asia Pacific	221.4	24.3	208.1	12.4
China	75.8	(7.3)	60.8	(4.8)

Total from operations	2,644.7	331.6	2,349.1	272.2
Global and other	—	(34.5)	—	(48.7)

Total	$2,644.7	$297.1	$2,349.1	$223.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

	Nine Months Ended September 30
	2008		2007
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$2,939.8	$515.2	$2,309.2	$345.9
North America	1,811.4	169.0	1,855.6	160.7
Central & Eastern Europe	1,236.6	244.0	1,019.2	191.8
Western Europe, Middle East & Africa	987.4	79.5	874.4	39.5
Asia Pacific	666.0	74.8	610.9	49.5
China	241.3	(1.6)	193.9	(3.9)

Total from operations	7,882.5	1,080.9	6,863.2	783.5
Global and other	—	(113.7)	—	(135.3)

Total	$7,882.5	$967.2	$6,863.2	$648.2

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Beauty(1)	$1,905.3	$1,656.5	$5,646.0	$4,830.0
Beauty Plus(2)	474.4	432.1	1,464.9	1,310.8
Beyond Beauty(3)	239.0	237.5	696.7	655.0

Net sales	2,618.7	2,326.1	7,807.6	6,795.8
Other revenue(4)	26.0	23.0	74.9	67.4

Total revenue	$2,644.7	$2,349.1	$7,882.5	$6,863.2

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.

(2)	Beauty Plus includes fashion jewelry, watches, apparel and accessories.

(3)	Beyond Beauty includes home products and gift and decorative products.

(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of Other Assets	September 30, 2008	December 31, 2007
Deferred tax assets	$296.6	$272.9
Goodwill (Note 10)	226.7	222.2
Intangible assets (Note 10)	32.8	43.6
Pension assets	32.5	40.0
Investments	119.6	127.3
Deferred software	101.8	95.9
Other	140.2	120.7

Other assets	$950.2	$922.6

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

We have approved and announced all of the initiatives that are part of our restructuring plan. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. Through September 30, 2008, we have recorded total costs to implement, net of adjustments, of $496.8 ($53.2 in the first nine months of 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges – First, Second and Third Quarters of 2008

During the three and nine months ended September 30, 2008, we recorded total costs to implement associated with previously approved initiatives that are part of our multi-year restructuring plan of $14.4 and $53.2, respectively, and the costs consisted of the following:

•	net charges of $3.8 and $18.5, respectively, primarily for severance and pension benefits;

•	implementation costs of $6.4 and $27.0, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes; and

•	accelerated depreciation of $4.2 and $7.7, respectively, associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

Of the total costs to implement, $11.8 and $50.3 was recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2008, respectively, and $2.6 and $2.9 was recorded in cost of sales for the three and nine months ended September 30, 2008, respectively.

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

In connection with initiatives that had been approved to date, we recorded total costs to implement for the three and nine months ended September 30, 2007, of $27.2 and $57.4, respectively, and the costs consisted of the following:

•	charges of $19.2 and $31.5, respectively, primarily for employee-related costs, including severance, pension and other termination benefits;

•

favorable adjustments of $.5 and $3.5, respectively, primarily relating to certain employees pursuing reassignments to other positions and higher than expected turnover (employees leaving prior to termination); and

•

implementation costs of $8.5 and $29.4, respectively, for professional service fees associated with our initiatives to outsource certain human resource, finance, customer service, and information technology processes and accelerated depreciation associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Of the total costs to implement, $27.6 and $57.1 was recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2007, respectively, and a favorable adjustment of $.4 and a charge of $.3 were recorded in cost of sales for the three and nine months ended September 30, 2007, respectively.

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2007	$143.2	$—	$—	$—	$.7	$143.9
2008 Charges	17.8	—	—	—	1.1	18.9
Adjustments	(.4)	—	—	—	—	(.4)
Cash payments	(45.6)	—	—	—	(1.7)	(47.3)
Non-cash write-offs	2.2	—	—	—	—	2.2
Foreign exchange	(2.8)	—	—	—	—	(2.8)

Balance September 30, 2008	$114.4	$—	$—	$—	$.1	$114.5

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$344.5	$10.8	$7.4	$11.6	$8.0	$382.3
Charges to be incurred on approved initiatives	26.0	—	—	—	—	26.0

Total expected charges	$370.5	$10.8	$7.4	$11.6	$8.0	$408.3

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
First Quarter 2008	.3	—	.4	13.6	—	—	(.5)	13.8
Second Quarter 2008	.2	.4	(.2)	1.3	.4	(.1)	(1.1)	.9
Third Quarter 2008	3.4	(1.3)	1.0	.7	—	—	—	3.8

Charges recorded to date	$56.9	$74.8	$13.8	$137.5	$45.1	$7.5	$46.7	$382.3
Charges to be incurred on approved initiatives	4.7	3.6	—	2.8	10.9	—	4.0	26.0

Total expected charges	$61.6	$78.4	$13.8	$140.3	$56.0	$7.5	$50.7	$408.3

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

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

	Latin America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Total
Balance at December 31, 2007	$94.9	$8.8	$37.8	$10.4	$70.3	$222.2
Adjustments	—	—	.3	—	—	.3
Foreign exchange	—	—	(1.1)	.6	4.7	4.2

Balance at September 30, 2008	$94.9	$8.8	$37.0	$11.0	$75.0	$226.7

Intangible assets

	September 30, 2008		December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.4	$(24.0)	$37.9	$(18.4)
Licensing agreements	42.5	(26.1)	41.2	(19.9)
Noncompete agreements	7.5	(5.5)	8.4	(5.6)

Total	$88.4	$(55.6)	$87.5	$(43.9)

Estimated Amortization Expense:
2008	$16.3
2009	14.0
2010	2.0
2011	2.0
2012	2.0

Aggregate amortization expense during the three and nine months ended September 30, 2008, was $3.3 and $11.9, respectively, compared to $4.5 and $12.9, respectively, for the same periods of 2007.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$18.0	$—	$—	$18.0
Interest-rate swap agreements	—	24.3	—	24.3
Foreign exchange forward contracts	—	3.8	—	3.8

Total	$18.0	$28.1	$—	$46.1

Liabilities:
Interest-rate swap agreements	$—	$15.3	$—	$15.3
Foreign exchange forward contracts	—	4.7	—	4.7

Total	$—	$20.0	$—	$20.0

The fair values of our available-for-sale securities are based on quoted prices. The fair values of our interest-rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of our foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

The available-for-sale securities are held in a trust in order to fund future benefit payments for non-qualified retirement plans. As of September 30, 2008, we have recorded a net unrealized loss of $.2 in accumulated other comprehensive loss, within shareholders’ equity, associated with the available-for-sale securities. The foreign exchange forward contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

12. DEBT AND FINANCIAL INSTRUMENTS

In August 2008, we entered into an amendment of our one-year Japanese yen 11.0 billion ($103.9 at the exchange rate on September 30, 2008) uncommitted credit facility with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The amendment provides for the extension of the yen credit facility until August 2009.

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

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At September 30, 2008, we were in compliance with all covenants in our indentures.

In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 that expired on January 31, 2008. On January 31, 2008, we extended the maturity date of the locks to July 31, 2008, and the locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the locks of $38.0 were recorded in accumulated other comprehensive loss. $19.2 and $18.8 of the losses are being amortized to interest expense over five years and ten years, respectively.

In June 2008, we entered into two five-year interest-rate-swap contracts with notional amounts totaling $250.0 and one 10-year interest-rate-swap contract with a notional amount of $125.0 to effectively convert fixed interest rates on the 2013 Notes and 2018 Notes to variable interest rates, based on LIBOR.

13. UNCERTAIN TAX POSITIONS

At December 31, 2007, we had $154.3 of total gross unrecognized tax benefits, of which approximately $141 would impact the effective tax rate, if recognized. At September 30, 2008, we had $97.4 of total gross unrecognized tax benefits, of which approximately $85 would impact the effective tax rate, if recognized. During the third quarter of 2008, the amount of gross unrecognized tax benefits decreased by $63.4 due to a settlement with taxing authorities. We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $10 to $15 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in approximately 66 countries and territories, including the United States, and distribute products in approximately 48 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We centrally manage global Brand Marketing and Supply Chain organizations. Product categories include: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Beauty Plus, which consists of fashion jewelry, watches, apparel and accessories; and Beyond Beauty, which consists of home products and gift and decorative products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these categories based on product type. Sales are made to the ultimate consumer principally through over 5.5 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, motivating and retaining Representatives.

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

During the first nine months of 2008, revenue grew in all segments except North America, which was adversely affected by the slowing macroeconomic environment, higher year-over-year fuel prices, deteriorating consumer confidence and service-related problems experienced during the first half of 2008. We continued to benefit from strength in developing and emerging markets around the globe that more than offset the unfavorable impact of economic softness in North America. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During the first nine months of 2008, revenue increased 15%, and Active Representatives increased 9% (with increases in all segments), fueled by investments in advertising and the Representative Value Proposition (“RVP”). Sales from each of our product categories increased, with products in the Beauty category increasing 17%.

Operating margin increased during the first nine months of 2008, reflecting gross margin gains and leverage of revenue growth while containing overhead costs, partially offset by continued investment in our brand and channel.

•

We increased our investment in advertising by $29.9 or 11% during the first nine months of 2008. Approximately 65% of the incremental spending was spent in Russia, China, Brazil and Colombia. The incremental spending on advertising was at a rate somewhat less than revenue growth. The advertising investments supported new product launches, such as Anew Ultimate Contouring Eye System, Pro-to-Go Lipstick, Avon Solutions Hydra-Radiance, Anew Rejuvenate line of skin care, Anew Ultimate Age Repair Elixir, Supershock Mascara and U by Ungaro fragrances. Advertising investments also included advertising to recruit Representatives.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

•

We invested approximately $74 incrementally in our Representatives (RVP) during the first nine months of 2008 through continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools. This incremental investment was ahead of revenue growth. Investing in RVP will continue to be a key strategy.

•	We have continued to forge alliances with celebrities, including alliances with Patrick Dempsey and Ferragamo Parfums S.P.A. for the “U by Ungaro” line of fragrances.

•

We began to implement PLS in the U.K. during the first half of 2008 and early results appear to be favorable; however, the transition is a long process and will continue into 2009. In the third quarter of 2008, we began implementing PLS in several other large markets. As expected, we did not realize significant benefits from PLS during the first nine months of 2008. We expect to realize benefits of approximately $40 and $120 for full-year 2008 and 2009, respectively, and in excess of $200 in 2010. In the first nine months of 2007, we recorded PLS charges of $84.1, primarily incremental inventory obsolescence expense of $68.1. We recorded final PLS charges in the fourth quarter of 2007.

•

We realized benefits of approximately $75 from SSI through the first nine months of 2008. We expect to realize approximately 50% of total expected annualized benefits by the end of 2008, with annualized benefits from this initiative in excess of $200 by the end of 2009, with a full year of benefit in 2010. As a result, we expect to realize benefits of approximately $100 and $175 in 2008 and 2009, respectively, and benefits in excess of $200 in 2010.

•

Costs to implement restructuring initiatives were $4.2 lower in the first nine months of 2008 compared to the first nine months of 2007, due to lower costs to implement previously approved initiatives. Actions implemented under our restructuring initiatives resulted in savings of approximately $200 in the first nine months of 2008, as compared to savings of approximately $175 in the first nine months of 2007. We expect to achieve annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We expect the savings to reach approximately $270 in 2008 and $300 in 2009.

Additional information regarding our turnaround plan and strategic initiatives is contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission.

OUTLOOK

Our strategy is to invest in both our brand and direct-selling channel to drive sustainable, profitable growth. As a result, we continue to expect revenue growth over the long term to average mid-single digits, excluding the impact of foreign exchange.

As of the date of this filing, we have not experienced a measureable impact from the current economic and financial crisis on our business outside of North America. While we consider the consequences of possible deterioration in these economies and remain watchful of our business trends in these markets, we expect 2008 fourth quarter local-currency revenue growth rates in these markets similar to those of the third quarter of 2008. The negative consumer environment in North America continues to weigh on our performance in that region, and we expect the trend to further deteriorate in the fourth quarter of 2008. Additionally, recent significant movements in foreign-exchange rates, if maintained at current levels, will negatively impact our fourth-quarter and full-year 2008 growth rates and operating margins. As a result, we now expect a 2008 full-year operating margin in the range of 13%, compared with our previous expectation of an operating margin approaching 2005’s level of approximately 14%. We are providing no operating margin guidance beyond 2008.

We believe that our strong operating cash flow, combined with global cash balances approaching $1 billion and our investment-grade credit rating (Standard & Poor’s rating of single A and Moody’s rating of A2), should more than enable us to meet our financial needs.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

STRATEGIC INITIATIVES

Product Line Simplification

During 2006, we began to analyze our product line, under our PLS program, to develop a smaller range of better performing, more profitable products. The overall goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products. During 2007, we completed the analysis of our product portfolio, concluded on the appropriate product assortment going forward and made decisions regarding the ultimate disposition of products that will no longer be part of our improved product assortment (such as selling at a discount, donation, or destruction). During the first quarter of 2008, we began to implement PLS in the U.K. In the third quarter of 2008, we began implementing PLS in several other large markets.

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

Strategic Sourcing Initiative

We launched SSI in 2007. This initiative is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort which leverages our volumes, allows our suppliers to benefit from economies of scale, utilizes sourcing best practices and processes, and better matches our suppliers’ capabilities with our needs. Beyond lower costs, our goals from SSI include improving asset management, service for Representatives and vendor relationships. During 2007, we completed an analysis, based on 2006 data, which identified approximately $4,000 of spending to be targeted for cost reductions. Additionally, during 2007, we implemented the first of three waves of this initiative, which has addressed approximately 38% of the identified spending and is expected to generate approximately 50% of the expected benefits. During the fourth quarter of 2007, we launched the second wave of this initiative, which is expected to address 45% of the identified spending and generate approximately 30% of the expected benefits. We are currently in the process of implementing the second wave of this initiative.

Restructuring Initiatives

We launched our multi-year restructuring program in late 2005. In January 2008, we announced the final initiatives that are part of this program. We expect to record total restructuring charges and other costs to implement our restructuring initiatives of approximately $530 before taxes, of which we have recorded $496.8 through September 30, 2008 ($53.2 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005). We expect to record a majority of the remaining costs by the end of 2009.

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

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

During 2008, we are working to improve the effectiveness of ERP in the U.S. and are beginning to implement in the other markets within North America, as well as in certain smaller European direct selling operations. During 2008, we also began the multi-year implementation process in Latin America in one market. In Latin America, we plan to implement modules of ERP in a gradual manner across key markets over the next several years.

NEW ACCOUNTING STANDARDS

New Accounting Standards Implemented

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 11, Fair Value, for additional information.

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

New Accounting Standards to be Implemented

In February 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. SFAS 161 is effective January 1, 2009, for Avon.

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

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO 2007

Consolidated

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Favorable (Unfavorable) %/Point Change	2008	2007	Favorable (Unfavorable) %/Point Change
Total revenue	$2,644.7	$2,349.1	13%	$7,882.5	$6,863.2	15%
Cost of sales	975.0	889.0	(10)%	2,892.1	2,642.6	(9)%
Selling, general and administrative expenses	1,372.6	1,236.6	(11)%	4,023.2	3,572.4	(13)%

Operating profit	297.1	223.5	33%	967.2	648.2	49%

Interest expense	24.6	29.2	16%	76.8	83.8	8%
Interest income	(10.1)	(10.2)	—	(27.9)	(32.8)	(15)%
Other expense (income), net	3.4	(3.2)	N/A	16.1	(1.4)	N/A

Net income	222.6	139.1	60%	$642.9	401.8	60%

Diluted earnings per share	.52	.32	63%	1.49	.92	62%
Advertising expenses*	105.8	95.6	(11)%	290.1	260.2	(11)%
Gross margin	63.1%	62.2%	.9	63.3%	61.5%	1.8
Selling, general and administrative expenses as a % of total revenue	51.9%	52.6%	.7	51.0%	52.1%	1.1
Operating margin	11.2%	9.5%	1.7	12.3%	9.4%	2.9
Effective tax rate	19.5%	33.0%	13.5	28.2%	32.6%	4.4
Units sold			(1)%			2%
Active Representatives			5%			9%

*	Advertising expenses are included within selling, general and administrative expenses.

Revenue

Total revenue for the third quarter of 2008 increased 13%, with foreign exchange contributing 7 percentage points to the revenue growth. Revenue grew in all segments, except North America. Revenue growth was driven by an increase of 5% in Active Representatives.

On a category basis, the increase in revenue for the third quarter of 2008 was primarily driven by an increase of 15% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 18%, color grew 19%, skin care grew 9%, and personal care grew 13%. Beauty Plus sales increased 10% and Beyond Beauty sales increased 1%.

Total revenue for the first nine months of 2008 increased 15%, with foreign exchange contributing 8 percentage points to the revenue growth. Revenue grew in all segments, except North America. Revenue growth was driven by an increase of 9% in Active Representatives.

On a category basis, the increase in revenue for the first nine months of 2008 was primarily driven by an increase of 17% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 18%, color grew 20%, skin care grew 12%, and personal care grew 15%. Beauty Plus sales increased 12% and Beyond Beauty sales increased 6%.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

Gross Margin

Gross margin for the third quarter and first nine months of 2008 increased .9 point and 1.8 points, respectively, primarily due to increased pricing, partially offset by supply chain impacts including higher commodity costs and unfavorable foreign exchange on product cost in Europe. Gross margin for the first nine months of 2008 also benefited from a decrease in inventory obsolescence provisions in 2008, which benefited gross margin by approximately 1.3 points. The third quarter and first nine months of 2007 included incremental inventory obsolescence charges of $.7 and $68.1, respectively, related to our PLS program. Obsolescence expense for the first nine months of 2008 also benefited by approximately $13 from changes in estimates to our disposition plan under our PLS program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2008, increased $136.0, primarily due to higher variable expenses, such as freight from increased sales volume; higher investments in RVP and advertising of approximately $32; and the impact of foreign exchange. These higher costs were partially offset by lower costs incurred to implement our restructuring initiatives of $15.8. While overhead expenses increased during the third quarter of 2008, the increase was due to the impact of foreign exchange.

Selling, general and administrative expenses for the first nine months of 2008, increased $450.8, primarily due to higher variable expenses, such as freight from increased sales volume; higher investments in RVP and advertising of approximately $104; higher overhead primarily due to investments in information technology and higher marketing costs; and the impact of foreign exchange. These higher costs were partially offset by lower costs incurred to implement our restructuring initiatives of $6.8.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense for the third quarter and first nine months of 2008 decreased, primarily due to lower interest rates. At September 30, 2008, we held interest rate swap agreements that effectively converted approximately 40% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased for the third quarter and first nine months of 2008, primarily due to lower interest rates.

Other expense (income), net increased for the third quarter and first nine months of 2008, primarily due to higher net foreign exchange losses.

Effective Tax Rate

The effective tax rate for the third quarter and first nine months of 2008 was 19.5% and 28.2%, respectively, compared to rates of 33.0% and 32.6%, respectively, for the same periods of 2007. The three and nine months periods of 2008 include net benefits of 13.6 points and 4.2 points, respectively, resulting from an audit settlement, which was partially offset by the establishment of a valuation allowance against deferred tax assets relating to loss carryforwards.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

Latin America

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2008	2007	US$	Local Currency	2008	2007	US$	Local Currency
Total revenue	$1,064.8	$854.8	25%	13%	$2,939.8	$2,309.2	27%	15%
Operating profit	207.1	143.5	44%	29%	515.2	345.9	49%	32%
Operating margin	19.4%	16.8%	2.6	2.4	17.5%	15.0%	2.5	2.1
Units sold				—%				4%
Active Representatives				4%				7%

Total revenue increased for the third quarter and first nine months of 2008, driven by a larger average order and growth in Active Representatives, as well as favorable foreign exchange. Growth in Active Representatives reflects significant investments in RVP and a continued high level of investment in advertising. Revenue for the third quarter and first nine months of 2008 benefited from continued growth in substantially all markets. In particular, during the third quarter of 2008, revenue grew over 30% in Brazil, nearly 40% in Venezuela and nearly 10% in Mexico and for the first nine months of 2008 revenue grew nearly 40% in Brazil, almost 40% in Venezuela and 10% in Mexico. We have experienced a deceleration of growth in Colombia due to economic conditions.

The increase in operating margin in Latin America for the third quarter and first nine months of 2008 was primarily due to the impact of higher revenues, increased pricing and favorable foreign exchange, partially offset by higher investments in RVP. During the third quarter of 2008, operating margin was also unfavorably impacted by higher obsolescence expense. During the first nine months of 2008, operating margin was negatively impacted by higher costs of imports in Venezuela. Operating margin for the third quarter and first nine months of 2007 benefited from the recognition of unclaimed sales-related tax credits.

Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. Unless official foreign exchange is made more readily available, Avon Venezuela’s operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is less favorable than the official rate.

At September 30, 2008, Avon Venezuela had cash balances of approximately $110, primarily denominated in bolivars. During 2007, Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. During the first nine months of 2008, Avon Venezuela’s revenue and operating profit represented approximately 4% and 8% of consolidated revenue and consolidated operating profit, respectively.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

North America

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2008	2007	US$	Local Currency	2008	2007	US$	Local Currency
Total revenue	$584.5	$605.2	(3)%	(4)%	$1,811.4	$1,855.6	(2)%	(3)%
Operating profit	29.9	42.0	(29)%	(29)%	169.0	160.7	5%	3%
Operating margin	5.1%	6.9%	(1.8)	(1.9)	9.3%	8.7%	.6	.6
Units sold				(5)%				(3)%
Active Representatives				1%				3%

North America consists largely of Avon’s U.S. business.

Revenue growth for the third quarter and first nine months of 2008 was impacted by the macroeconomic environment, including the negative impact of higher year-over-year fuel prices and deteriorating consumer confidence. Sales of non-Beauty products declined 7% and 6% for each of the third quarter and first nine months of 2008, respectively, consistent with the general retail environment. Sales of Beauty products were flat for the third quarter of 2008 and increased 1% for the first nine months of 2008. The negative consumer environment in North America continues to weigh on our performance in that region, and we expect the trend to further deteriorate in the fourth quarter of 2008.

Total revenue decreased for the third quarter and first nine months of 2008, as the lower average order received from Representatives more than offset an increase in Active Representatives. Growth in Active Representatives benefited from continued investments in RVP and recruiting advertising, and more frequent brochure distribution in Canada. Average order was impacted by a shift in product mix, reflecting declines in sales of non-beauty products. Revenue growth for the first nine months of 2008 was also negatively impacted by service-related problems experienced during the first half of 2008.

The decrease in operating margin for the third quarter of 2008 was primarily due to higher variable selling costs, including paper for the brochure, bad debt and transportation, and higher spending on RVP, partially offset by lower overhead expense. The increase in operating margin for the first nine months of 2008 was primarily driven by lower obsolescence and overhead expenses, partially offset by higher variable selling costs and higher spending on RVP.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Central & Eastern Europe

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2008	2007	US$	Local Currency	2008	2007	US$	Local Currency
Total revenue	$382.4	$327.4	17%	5%	$1,236.6	$1,019.2	21%	8%
Operating profit	59.3	68.5	(13)%	(25)%	244.0	191.8	27%	10%
Operating margin	15.5%	20.9%	(5.4)	(6.0)	19.7%	18.8%	.9	.3
Units sold				2%				7%
Active Representatives				5%				17%

Beginning at the end of June 2007, we provided our Representatives with additional selling opportunities through more frequent brochure distribution, which encourages more frequent customer contact. Active representative growth of 23% during the first half of 2008 benefited from the increased brochure distribution frequency. As of the beginning of the third quarter of 2008, brochure distribution frequency is on a comparable basis with the prior year.

Total revenue increased for the third quarter and first nine months of 2008, reflecting growth in Active Representatives, as well as favorable foreign exchange. Average order for the third quarter of 2008 was flat as we anniversaried the launch of the additional selling opportunities. Revenue for the first nine months of 2008 was impacted by a lower average order during the first half of 2008 as our Representatives transitioned to the shorter selling cycle.

For the third quarter and first nine months of 2008, the region’s revenue growth benefited from increases in Russia of 12% and 18%, respectively, as well as growth in other markets in the region, led by Ukraine with growth of 50% and 43%, respectively. The revenue increase in Russia for both periods of 2008 was primarily due to strong growth in Active Representatives, as well as favorable foreign exchange. We completed the roll-out of Sales Leadership and improved the discount structure we offer Representatives in Russia near the end of the third quarter of 2008.

The decrease in operating margin for the third quarter of 2008 was primarily due to higher spending on RVP and advertising, and the impact of unfavorable foreign exchange on product cost, partially offset by the impact of higher revenue, increased pricing and lower inventory obsolescence expense. The increase in operating margin for the first nine months of 2008 was primarily driven by lower inventory obsolescence expense, the impact of higher revenue and increased pricing, partially offset by higher spending on RVP and advertising, and the impact of unfavorable foreign exchange on product cost.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Western Europe, Middle East & Africa

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2008	2007	US$	Local Currency	2008	2007	US$	Local Currency
Total revenue	$315.8	$292.8	8%	6%	$987.4	$874.4	13%	7%
Operating profit	18.3	10.6	73%	67%	79.5	39.5	101%	82%
Operating margin	5.8%	3.6%	2.2	2.0	8.1%	4.5%	3.6	3.2
Units sold				(5)%				—%
Active Representatives				6%				4%

Total revenue increased for the third quarter and first nine months of 2008 due to growth in Active Representatives and favorable foreign exchange. Revenue for the third quarter and first nine months of 2008 increased in most markets, particularly in Turkey, Italy and the United Kingdom. Revenue increased despite implementation activities related to a major restructuring of our direct-selling businesses and the realignment of certain manufacturing and distribution facilities.

Revenue growth in the United Kingdom of 1% and 5% for the third quarter and first nine months of 2008, respectively, was driven by an increase in Active Representatives, benefiting from investments in representative recruiting. Revenue in the United Kingdom also benefited from the continued roll-out of PLS and strong merchandising. Revenue growth in Turkey of over 20% for both the third quarter and first nine months of 2008 was due to a larger average order, as well as favorable foreign exchange. Revenue in Turkey also benefited from continued high levels of investments in advertising and RVP.

The increase in operating margin for the third quarter and first nine months of 2008 was primarily driven by the impact of higher revenue, increased pricing and lower inventory obsolescence expenses. These benefits to operating margin were partially offset by the impact of unfavorable foreign exchange on product cost and higher spending on RVP and advertising. Additionally, operating margin for the first nine months of 2008 was impacted by higher costs to implement restructuring initiatives.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2008	2007	US$	Local Currency	2008	2007	US$	Local Currency
Total revenue	$221.4	$208.1	6%	2%	$666.0	$610.9	9%	0%
Operating profit	24.3	12.4	96%	87%	74.8	49.5	51%	34%
Operating margin	11.0%	6.0%	5.0	4.9	11.2%	8.1%	3.1	2.8
Units sold				3%				1%
Active Representatives				1%				3%

Total revenue increased for the third quarter driven by growth in Active Representatives and a larger average order, as well as favorable foreign exchange. Total revenue increased for the first nine months of 2008, primarily reflecting favorable foreign exchange. Revenue growth was primarily due to increases in the Philippines of 20% and 25% in the third quarter and first nine months of 2008, respectively, reflecting growth in Active Representatives, supported by RVP initiatives, as well as favorable foreign exchange. Revenue in Japan decreased 4% for the third quarter. Revenue in Japan increased 1% for the first nine months of 2008 due to favorable foreign exchange. Local currency sales in Japan declined for the third quarter and first nine months of 2008 due to lower sales from both direct mail and direct selling. We expect to continue to see downward pressure in Japan going forward. Revenue in Taiwan decreased for the third quarter of 2008 and first nine months of 2008, reflecting the impact of a field restructuring and economic weakness, partially offset by favorable foreign exchange.

Operating margin increased for the third quarter and first nine months of 2008, primarily due to the impact of lower overhead, increased pricing and lower inventory obsolescence expenses, partially offset by higher spending on RVP.

China

	Three Months Ended September 30				Nine Months Ended September 30
			%/Point Change				%/Point Change
	2008	2007	US$	Local Currency	2008	2007	US$	Local Currency
Total revenue	$75.8	$60.8	25%	13%	$241.3	$193.9	24%	13%
Operating profit	(7.3)	(4.8)	(52)%	(43)%	(1.6)	(3.9)	59%	65%
Operating margin	(9.6)%	(7.9)%	(1.7)	(2.1)	(.7)%	(2.0)%	1.3	1.3
Units sold				(5)%				7%
Active Representatives				98%				75%

The results in China for the nine months ended September 30, 2008, were negatively impacted by the earthquake and subsequent flooding that occurred during the second quarter of 2008. The third quarter 2008 results reflect some residual impact of the natural disasters on ordering activity which was more than offset by our actions to re-engage our Representatives.

Revenue in China increased for third quarter and first nine months of 2008, primarily due to an increase in Active Representatives, partially offset by a lower average order. The growth in Active Representatives reflects continued expansion of our direct selling efforts, which were supported with significant Representative recruiting, television advertising and field incentives. The lower average order results from the continued expansion of direct selling, as Representatives order in smaller quantities than beauty boutiques, and orders from new Representatives tend to be smaller than the average direct selling order. Beauty boutique ordering activity levels have remained steady during this extended period of direct selling expansion, as our beauty boutique operators continue to service our Representatives. Because of the small scale of our business, limited product selection and the role of the Beauty boutiques as a retail establishment, promotion schedules can cause dramatic shifts in units and price mix year over year.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Operating margin for third quarter and first nine months of 2007 benefited from a reduction of a reserve for statutory liabilities, which was a key driver of the change in operating margin. The decrease in operating margin for the third quarter of 2008 reflects costs associated with the 2008 earthquake and floods, partially offset by the impact of higher revenue and lower product costs. The increase in operating margin for the first nine months of 2008 was primarily driven by the impact of higher revenue and lower product costs, partially offset by ongoing higher spending on RVP and advertising and costs associated with the 2008 earthquake and floods.

For information concerning an internal investigation into our China operations, see Risk Factors and Note 5, Contingencies.

Global Expenses

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	% Change	2008	2007	% Change
Total Global expenses	$129.4	$130.3	1%	$398.1	$388.4	(2)%
Allocated to segments	(94.9)	(81.6)	16%	(284.4)	(253.1)	12%

Net Global expenses	$34.5	$48.7	29%	$113.7	$135.3	16%

The increase in the amount allocated to the segments in the third quarter and first nine months of 2008 was primarily due to higher global marketing and research and development costs, higher information technology costs and higher costs related to global initiatives. The decrease in net global expenses was primarily due to lower professional service fees associated with our restructuring and PLS initiatives.

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

We may, from time to time, seek to repurchase our equity or to retire our outstanding debt, in open market purchases, privately negotiated transactions, pursuant to derivative instruments or otherwise. During 2008, we repurchased approximately 4.6 million shares of our common stock for an aggregate purchase price of approximately $171.4.

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

Our liquidity could also be impacted by dividends, capital expenditures and acquisitions. At any given time, we may be in the process of discussing and negotiating an acquisition. An acquisition may be accretive or dilutive and by its nature, involve numerous risks and uncertainties. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

While recent turmoil in global financial markets has limited access to capital for many companies, we are not currently experiencing any limitations in issuing commercial paper, reflecting our investment-grade credit rating (Standard & Poor’s rating of single A and Moody’s rating of A2). In addition, our commercial paper program is fully supported by a revolving line of credit. Management is not aware of any issues currently impacting our lenders’ ability to honor their commitment to extend credit under the revolving line of credit. It is unclear the extent to which this credit crisis will persist and what overall impact it may have on Avon.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the first nine months of 2008 was $239.8 higher than during the first nine months of 2007, primarily due to higher cash-related net income in 2008, favorable movements in inventories and accounts receivable, and lower contributions to retirement-related plans in 2008. These cash inflows were partially offset by additional payments of value added taxes due to a tax law change in Brazil that we expect to recover in the future, higher incentive-based compensation payments in 2008 related to our 2006-2007 Turnaround Incentive Plan and a payment of $38.0 upon settlement of treasury lock agreements associated with our $500 debt issuance during the first quarter of 2008.

We expect cash provided by operating activities for full-year 2008 to be substantially higher than full-year 2007.

Inventory levels increased during 2008, to $1,236.8 at September 30, 2008, from $1,041.8 at December 31, 2007, reflecting the impact of foreign exchange, business growth and actions taken in an effort to ensure service levels to our Representatives. New inventory life cycle management processes leveraged with initiatives such as PLS, SSI, ERP implementation and the Sales and Operations Planning process are expected to improve inventory levels in the long-term. We expect these initiatives to help us deliver improvements of a three inventory day reduction in 2008 and a three to five inventory day reduction for the next three to four years.

During 2008, the plan assets of our funded pension plans have experienced losses due to unfavorable market returns. The resulting decrease in plan assets may impact future funding decisions. During 2009, we expect to make contributions to our funded pension plans in the range of $65 to $70.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first nine months of 2008 was $113.8 higher than during the first nine months of 2007, primarily due to higher capital expenditures, driven by spending for the new distribution facility in North America. 2007 included a payment associated with an acquisition of a licensee in Egypt.

Net Cash Used by Financing Activities

Net cash used by financing activities during the first nine months of 2008 was $266.8 lower than during the first nine months of 2007, primarily due to lower repurchases of common stock during the first nine months of 2008.

We increased our quarterly dividend payments to $.20 per share in 2008 from $.185 per share in 2007.

Capital Resources

We maintain a $1.0 billion revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of September 30, 2008.

We also maintain a $1.0 billion commercial paper program, which is supported by the credit facility. At September 30, 2008, $509.6 was outstanding under this program.

We also maintain a one-year Japanese yen 11.0 billion ($103.9 at the exchange rate on September 30, 2008) uncommitted credit facility. In August 2008, we entered into an amendment with the Bank of Tokyo-Mitsubishi UFJ, Ltd. that provides for the extension of the yen credit facility until August 2009. At September 30, 2008, $86.9 (Japanese yen 9.2 billion) was outstanding under the yen credit facility.

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

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At September 30, 2008, and December 31, 2007, we held interest-rate-swap agreements that effectively converted approximately 40% and 30%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at both September 30, 2008, and December 31, 2007, was approximately 60%.

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

•

a general economic downturn or recession in one or more of our geographic regions, such as North America, and the ability of our broad-based geographic portfolio to withstand an economic downturn or recession in one or more particular regions;

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

•

the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in Latin America, China, Asia Pacific, Central and Eastern Europe and the Middle East;

•	any consequences of the internal investigation of our China operations;

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at September 30, 2008, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

Avon Products, Inc.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

An internal investigation of our China operations is being conducted.

We are voluntarily conducting an internal investigation of our China operations, focusing on compliance with the Foreign Corrupt Practices Act. The internal investigation, which is being conducted under the oversight of the Audit Committee, commenced in June 2008 after we received an allegation that certain travel, entertainment and other expenses may have been improperly incurred in connection with our China operations. We have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway. Because the internal investigation is in its early stage, we cannot predict how the resulting consequences, if any, may impact our internal controls, business, results of operations or financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchases

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/08 - 7/31/08	1,234,523	(2)	$36.48	1,234,323	$1,821,939,000
8/1/08 - 8/31/08	8,242	(3)	41.86	7,321	1,821,627,000
9/1/08 - 9/30/08	19,720	(4)	38.19	2,317	1,821,526,000

Total	1,262,485			1,243,961

(1)

All of the shares purchased during the third quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007, consists of (i) shares purchased in open-market transactions and (ii) shares purchased in private transactions from a broker in connection with the hedging of stock-based obligations under our Deferred Compensation Plan. The program commenced on December 17, 2007, and is scheduled to expire on December 17, 2012.

(2)

Includes share repurchases under our publicly announced programs and 200 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)

Includes share repurchases under our publicly announced programs and 921 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4)

Includes share repurchases under our publicly announced programs and 17,403 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: October 30, 2008	/s/ Simon N.R. Harford
Simon N.R. Harford
Group Vice President and Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

10.1	Amendment No. 2 to Loan Agreement, dated August 21, 2008, by and between Avon Products, Inc. and the Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 26, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002