Form 10-K
period 2008-12-31
AVON PRODUCTS INC
filed 2009-02-20
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2008 (the last business day of our most recently completed second quarter) was $15.3 billion.

The number of shares of Common Stock (par value $.25) outstanding at January 31, 2009, was 426,348,493.

Documents Incorporated by Reference

Parts II and III—Portions of the registrant’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders.

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

•

our ability to realize the anticipated benefits (including any projections concerning future revenue and operating margin increases) from our multi-year restructuring initiatives or other strategic initiatives on the time schedules or in the amounts that we expect, and our plans to invest these anticipated benefits ahead of future growth;

•	the possibility of business disruption in connection with our multi-year restructuring initiatives or other strategic initiatives;

•	our ability to realize sustainable growth from our investments in our brand and the direct-selling channel;

•

a general economic downturn, a recession globally or in one or more of our geographic regions, such as North America, or sudden disruption in business conditions, and the ability of our broad-based geographic portfolio to withstand such economic downturn, recession or conditions;

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

•

our ability to successfully transition our business in China in connection with the resumption of direct selling in that market in 2006, our ability to operate using the direct-selling model permitted in that market and our ability to retain and increase the number of Active Representatives there over a sustained period of time;

•

the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, and the potential effect of such fluctuations on our business, results of operations and financial condition;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in the international markets in our portfolio;

•	any consequences of the internal investigation of our China operations;

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

•

our ability to implement our Sales Leadership program globally, to generate Representative activity, to enhance the Representative experience and increase Representative productivity through investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives;

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

General

We commenced operations in 1886 and were incorporated in the State of New York on January 27, 1916. We are a global manufacturer and marketer of beauty and related products. We conduct our business in the highly competitive beauty industry and compete against other consumer packaged goods (“CPG”) and direct-selling companies to create, manufacture and market beauty and beauty-related products. Beginning in the fourth quarter of 2008, we changed our product categories from Beauty, Beauty Plus and Beyond Beauty to Beauty, Fashion and Home. Beauty consists of cosmetics, fragrances, skin care and toiletries (“CFT”). Fashion consists of fashion jewelry, watches, apparel, footwear and accessories. Home consists of gift and decorative products, housewares, entertainment and leisure, children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type.

Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores, department stores), our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We also centrally manage Brand Marketing, Supply Chain and Sales organizations. Financial information relating to our reportable segments is included in the “Segment Review” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) on pages 20 through 39 of this 2008 Annual Report on Form 10-K, and in Note 12, Segment Information, on pages F-30 through F-33 of this 2008 Annual Report on Form 10-K. Information about geographic areas is included in Note 12, Segment Information, on pages F-30 through F-33 of this 2008 Annual Report on Form 10-K.

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

Over the past three years we have been implementing our turnaround plan through various strategic initiatives, including our multi-year restructuring plan, product line simplification program (“PLS”), strategic sourcing initiative (“SSI”) and investments in advertising and our Representatives. Additional information regarding our strategic initiatives is included in the “Overview” and “Strategic Initiatives” sections within MD&A on pages 20 through 23 and additional information regarding our inventory is included in the “Provisions for Inventory Obsolescence” and “Liquidity and Capital Resources” sections within MD&A on pages 25 and 36 through 39 of this 2008 Annual Report on Form 10-K.

Distribution

We presently have sales operations in 66 countries and territories, including the U.S., and distribute our products in 44 more. Unlike most of our competitors, which sell their products through third party retail establishments (i.e. drug stores, department stores), Avon primarily sells its products to the ultimate consumer through the direct-selling channel. In Avon’s case, sales of our products are made to the ultimate consumer principally through the direct selling by 5.8 million active independent Avon Representatives, approximately 457,000 of whom are in the U.S. Representatives are independent contractors, not employees of Avon. Representatives earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of Avon’s products. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.

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

We employ certain electronic order systems to increase Representative support, which allow a Representative to run her or his business more efficiently, and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with Avon. In addition, in the U.S., Representatives can further build their own Avon business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about Avon.

In the U.S. and selected other markets, we also market our products through consumer websites (www.avon.com in the U.S.). These sites provide a purchasing opportunity to consumers who choose not to purchase through a Representative.

In some markets, we use decentralized branches, satellite stores and independent retail operations to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for Avon with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license Avon beauty centers and other retail-oriented opportunities to reach new customers in complementary ways to direct selling.

The recruiting or appointing and training of Representatives are the primary responsibilities of District Sales or Zone Managers and Sales Leadership Representatives. In most markets, District Sales or Zone Managers are employees of Avon and are paid a salary and an incentive based primarily on the achievement of a sales objective by Representatives in their district, while in other markets, those responsibilities are handled by independent contractors. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level compensation program which gives Representatives, known as Sales Leadership Representatives, the opportunity to earn bonuses based on the net sales made by Representatives they have recruited and trained in addition to discounts earned on their own sales of Avon products. This program limits the number of levels on which commissions can be earned to three and continues to focus on individual product sales by Sales Leadership Representatives. The primary responsibilities of Sales Leadership Representatives are the prospecting, appointing, training and development of their down-line Representatives while maintaining a certain level of their own sales. Development of the Sales Leadership program throughout the world is one part of our long-term growth strategy. As described above, the Representative is the “store” through which we primarily sell our products and given the high rate of turnover among Representatives (a common characteristic of direct selling), it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business. As part of our multi-year turnaround plan, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing Representatives, as well as training and developing our direct-selling executives.

One of our key strategies to recruit and retain Representatives is to invest in the direct-selling channel to improve the reward and effort equation for our Representatives (Representative Value Proposition or “RVP”). We have allocated significant incremental investment to grow our Representative base, to increase the frequency with which the Representatives order and the size of the order and have undertaken extensive research to determine the pay back on specific advertising and field tools and actions and the optimal balance of these tools and actions in key markets. In addition to a research and marketing intelligence staff, we have employed both internal and external statisticians to develop proprietary fact-based regression analyses using Avon’s vast product and sales history.

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

Promotion and Marketing

Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television and print advertising are used. In addition, we seek to motivate our Representatives through the use of special incentive programs that reward superior sales performance. Avon has made significant investments to understand the financial return of such field incentives. Periodic sales meetings with Representatives are conducted by the District Sales Managers or Zone Managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

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

Investment in advertising is another key strategy. We significantly increased spending on advertising over the past three years, including advertising to recruit Representatives. We expect this to be an ongoing investment to strengthen our beauty image worldwide and drive sales positively.

From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special promotions or other special price offers. We expect our pricing flexibility and broad product lines to mitigate the effect of these regulations.

Competitive Conditions

We face competition from various products and product lines both domestically and internationally. The beauty and beauty-related products industry is highly competitive and the number of competitors and degree of competition that we face in this industry varies widely from country to country. Worldwide, we compete against products sold to consumers by other direct-selling and direct-sales companies and through the Internet, and against products sold through the mass market and prestige retail channels.

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

Within the broader CPG industry, we principally compete against large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. In addition, we compete against many other companies that manufacture and sell more narrow CFT product lines sold through retail establishments and other channels.

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

We believe that the personalized customer service offered by our Representatives; the amount and type of field incentives we offer our Representatives on a market-by-market basis; the high quality, attractive designs and prices of our products; the high level of new and innovative products; our easily recognized brand name and our guarantee of product satisfaction are significant factors in establishing and maintaining our competitive position.

International Operations

Our international operations are conducted primarily through subsidiaries in 65 countries and territories outside of the U.S. In addition to these countries and territories, our products are distributed in 44 other countries and territories through distributorships.

Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

See the sections “Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal and regulatory risks” and “Risk Factors - We are subject to other risks related to our international operations, including exposure to foreign currency fluctuations” in Item 1A on pages 11 and 13 of this 2008 Annual Report on Form 10-K.

Manufacturing

We manufacture and package almost all of our CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased for our CFT products from various suppliers. Almost all of our non-CFT products are purchased from various suppliers. Additionally, we design the brochures that are used by the Representatives to sell our products. The loss of any one supplier would not have a material impact on our ability to source raw materials for our CFT products or paper for the brochures or our non-CFT products. Packages, consisting of containers and packaging components, are designed by our staff of artists and designers.

The design and development of new CFT products are affected by the cost and availability of materials such as glass, plastics and chemicals. We believe that we can continue to obtain sufficient raw materials and supplies to manufacture and produce our CFT products.

As further described in the “Overview” and “Strategic Initiatives” sections within MD&A on pages 20 through 23, we have begun implementing SSI to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort.

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

	2008	2007	2006
Beauty	72%	70%	69%
Fashion	18%	18%	18%
Home	10%	12%	13%

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

Seasonal Nature of Business

Our sales and earnings have a marked seasonal pattern characteristic of many companies selling CFT, gift and decorative products, apparel, and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is, by its nature, difficult to forecast. Fourth quarter revenue was approximately 26% and 31% of total revenue in 2008 and 2007, respectively, and fourth quarter operating profit was approximately 28% and 26% of total operating profit in 2008 and 2007, respectively. The fourth quarter operating profit comparison between 2008 and 2007 was impacted by costs to implement our restructuring initiatives and costs related to our PLS program. The fourth quarter of 2008 includes cost to implement our restructuring initiatives of $7.4, whereas the fourth quarter of 2007 includes $100.9 of costs to implement our restructuring initiatives and $103.7 of costs related to our PLS program.

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

In 2008, our most significant product launches included Anew Ultimate Contouring Eye System, Bond Girl fragrance, Pro-to-Go Lipstick, Anew Ultimate Age Repair Elixir, Supershock Mascara, Ultra Color Rich Plumping Lipstick, U by Ungaro fragrances and Anew Rejuvenate Eye.

The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $70.0 in 2008, $71.8 in 2007, and $65.8 in 2006. This research included the activities of product research and development and package design and development. Most of these activities were related to the development of CFT products.

Environmental Matters

In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect upon the capital expenditures, financial position or competitive position of Avon.

Employees

At December 31, 2008, we employed approximately 42,000 employees. Of these, approximately 6,100 were employed in the U.S. and 35,900 in other countries.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are and have been throughout 2008, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5623. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in this 2008 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Our success depends on our ability to execute fully our global business strategy.

Our ability to implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•	implement our multi-year restructuring programs and achieve anticipated savings from the initiatives under these programs;

•	increase our beauty sales and market share, and strengthen our brand image;

•	realize anticipated cost savings and reinvest such savings effectively in consumer-oriented investments and other aspects of our business;

•	implement appropriate product mix and pricing strategies, including our PLS program and achieve anticipated benefits from these strategies;

•	implement enterprise resource planning and SSI and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•	implement customer service initiatives, the Sales and Operation Planning process and a zero overhead growth philosophy;

•	implement our outsourcing strategies;

•	implement initiatives to reduce inventory levels;

•	maintain appropriate cash flow levels and implement cash management, tax, foreign currency hedging and risk management strategies;

•	implement our Sales Leadership program globally, recruit Representatives, enhance the Representative experience and increase their productivity through investments in the direct selling channel;

•

reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as acquisitions, joint ventures and strategic alliances with other companies; and

•	estimate and achieve any projections concerning future revenue and operating margin increases.

There can be no assurance that any of these initiatives will be successfully and fully executed in the amounts or within the time periods that we expect.

We may experience difficulties, delays or unexpected costs in completing our multi-year turnaround plan, including achieving the anticipated savings of our multi-year restructuring initiatives.

In November 2005, we announced a multi-year turnaround plan as part of a major drive to fuel revenue growth and expand profit margins, while increasing consumer investments. As part of the turnaround plan, restructuring initiatives include: enhancement of organizational effectiveness, implementation of a global manufacturing strategy through facilities realignment, additional supply chain efficiencies in the areas of procurement and distribution and streamlining of transactional and other services through outsourcing and moves to low-cost countries. As part of the turnaround plan, we also launched our PLS program and SSI initiative. In February 2009, we announced a new restructuring program under our multi-year turnaround plan.

We may not realize, in full or in part, the anticipated savings or benefits from one or more of these initiatives, and other events and circumstances, such as difficulties, delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated savings or benefits. If we are unable to realize these savings or benefits, our ability to continue to fund planned advertising, market intelligence, consumer research and product innovation initiatives may be adversely affected. In addition, our plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not we realize these savings and benefits.

We are also subject to the risk of business disruption in connection with our multi-year restructuring programs or other strategic initiatives, which could have a material adverse effect on our business, financial condition and operating results.

There can be no assurance that we will be able to achieve our growth objectives or maintain rates of growth.

There can be no assurance that we will be able to achieve profitable growth in the future or maintain rates of growth. In developed markets, such as the U.S., we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we have higher growth targets. Our growth overall is also subject to the strengths and weakness of our individual markets, including our international markets, which are or may be impacted by global economic conditions. We cannot assure you that our broad-based geographic portfolio will be able to withstand an economic downturn or recession in one or more particular regions. Our ability to increase or maintain revenue and earnings depends on numerous factors, and there can be no assurance that our current or future business strategies will lead us to achieve our growth objectives or maintain our rates of growth.

Our business is conducted worldwide primarily in one channel, direct selling.

Our business is conducted worldwide, primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through 5.8 million independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. As a result, in order to maintain our business and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. If consumers change their purchasing habits, such as by reducing purchases of beauty and related products generally, or reducing purchases from Representatives or buying beauty and related products in channels other than in direct selling, this could reduce our sales and have a material adverse effect on our business, financial condition and results of operations. If our competitors establish greater market share in the direct-selling channel, our business, financial condition and operating results may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, financial condition and operating results may be adversely affected.

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

For example, in 1998, the Chinese government banned direct selling but, subsequently in April 2005, the Chinese government granted approval for us to proceed with a limited test of direct selling in certain areas. The Chinese government later issued direct-selling regulations in late 2005, and we were granted a direct-selling license by China’s Ministry of Commerce in late February 2006, which has allowed us to commence direct selling under such regulations. However, there can be no assurance that these and other regulations and approvals will not be rescinded, restricted or otherwise altered, which may have a material adverse effect on our direct selling business in China. There can be no assurance that we will be able to successfully transition our business in China in connection with the resumption of direct selling in that market and successfully operate using the direct-selling model currently in place or that may be subsequently permitted in that market, or that we will experience growth in that or other emerging markets. The introduction of new channels in our business, such as the direct selling channel in China, may also negatively impact existing sales. We may encounter similar political, legal and regulatory risks in other international markets in our portfolio.

We are also subject to changes in other foreign laws, rules, regulations or policies, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the U.S. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time.

A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions may adversely affect our business, including consumer purchases of discretionary items, such as beauty and related products.

A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures, could adversely affect our business. Recent global economic events, especially in North America, including job losses, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. If conditions continue or worsen, we could experience potential declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by customers, prospective customers and suppliers. Additionally, if these conditions continue or worsen, any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to issue commercial paper or raise additional capital, the ability of lenders to maintain our credit lines, and our ability to maintain offshore cash balances, or otherwise negatively impact our business, results of operations and financial condition.

Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face a challenging fiscal 2009 because customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

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

We face significant competition.

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers by other direct-selling and direct-sales companies and through the Internet, and against products sold through the mass market and prestige retail channels.

Within the direct selling channel, we compete on a regional, and often country-by-country basis, with our direct-selling competitors. There are also a number of direct-selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. Unlike most other beauty companies, we compete within a distinct business model where providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical consumer packaged goods (“CPG”) company which operates within a broad-based consumer pool, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.

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

We operate globally, through operations in various locations around the world, and derive approximately 80% of our consolidated revenue from our operations outside of the U.S.

One risk associated with our international operations is that the functional currency for most of our international operations is the applicable local currency. Because of this, movements in exchange rates may have a significant impact on our earnings, cash flow and financial position. For example, currencies for which we have significant exposures include the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvna and Venezuelan bolivar. Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, results of operations and financial condition.

Another risk associated with our international operations is the possibility that a foreign government may impose currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate or if the official exchange rate devalues, it may have a material adverse effect on our business, results of operations and financial condition. For example, currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. Unless official foreign exchange is made more readily available, Avon Venezuela’s operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is less favorable than the official rate.

Inflation is another risk associated with our international operations. For example, inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a highly inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official rate, revenue and operating profit will be negatively impacted.

Third-party suppliers provide, among other things, the raw materials used to manufacture our CFT products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.

We manufacture and package almost all of our CFT products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers for our CFT products. Almost all of our non-CFT products are purchased from various suppliers. Additionally, we produce the brochures that are used by Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our CFT products, the purchasing of our non-CFT products or the production of our brochures. This risk may be exacerbated by SSI, which will shift our purchasing strategy toward a globally- coordinated effort. Furthermore, increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.

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

We employ information technology systems to support our business, including systems to support financial reporting, an enterprise resource planning system which we are implementing on a worldwide basis, and an internal communication and data transfer network. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection and invoicing systems and on-line training. We have Internet sites in many of our markets, including business-to-business sites to support Representatives. We have undertaken initiatives to increase our reliance on employing information technology systems to support our Representatives, as well as initiatives, as part of our multi-year restructuring program, to outsource certain services, including the provision of global human resources information technology systems to our employees and other information technology processes. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, break-ins and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operation.

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

Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.

Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. Finally, recent pension funding requirements under the Pension Protection Act of 2006 may result in a significant increase or decrease in the valuation of pension obligations affecting the reported funded status of our pension plans.

The market price of our common stock could be subject to fluctuations as a result of many factors.

Factors that could affect the trading price of our common stock include the following:

•	variations in operating results;

•	economic conditions and volatility in the financial markets;

•	announcements or significant developments in connection with our business and with respect to beauty and related products or the beauty industry in general;

•	actual or anticipated variations in our quarterly or annual financial results;

•	governmental policies and regulations;

•	estimates of our future performance or that of our competitors or our industries;

•	general economic, political, and market conditions; and

•	factors relating to competitors.

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

Other principal properties outside the U.S. measuring 50,000 square feet or more include the following:

•	two distribution centers for primary use in North America operations (other than in the U.S.);

•	four manufacturing facilities, eleven distribution centers and two administrative offices in Latin America;

•	four manufacturing facilities in Europe, primarily servicing Western Europe, Middle East & Africa and Central & Eastern Europe;

•	six distribution centers and four administrative offices in Western Europe, Middle East & Africa;

•	three distribution centers and two administrative offices in Central & Eastern Europe;

•	three manufacturing facilities, four distribution centers, and two administrative offices in Asia Pacific; and

•	two manufacturing facilities and six distribution centers in China.

Of all the properties listed above, 32 are owned and the remaining 33 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.

We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.

In January 2007, we announced plans to realign certain North America distribution operations. This initiative includes the building of a new distribution center in Zanesville, Ohio, that is expected to open in the first quarter of 2009. We will phase-out our current distribution branches in Newark, DE and Glenview, IL with the closures expected to be completed by mid-2009 and mid-2010, respectively.

In January 2008, we announced plans to realign certain Latin America distribution and manufacturing operations. We are building a new distribution center in Brazil that is expected to open in 2010. We will phase-out our current distribution center in Sao Paulo, Brazil during 2011. During 2008, we transferred production from our manufacturing facility in Guatemala to our facility in Mexico.

ITEM 3.	LEGAL PROCEEDINGS

Reference is made to Note 15, Contingencies, on pages F-37 through F-39 of this 2008 Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Avon’s Common stock

Avon’s Common Stock is listed on the New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2008, there were approximately 17,773 record holders of Avon’s Common Stock. We believe that there are many additional shareholders who are not “shareholders of record” but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of Avon’s Common Stock, in dollars, for 2008 and 2007 are listed below. For information regarding future dividends on Avon’s Common Stock, see the “Liquidity and Capital Resources” section within MD&A on pages 36 through 39.

	2008			2007
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$40.50	$34.47	$.20	$40.13	$32.55	$0.185
Second	41.05	35.44	.20	41.85	36.13	0.185
Third	45.25	35.08	.20	40.66	31.95	0.185
Fourth	41.23	18.38	.20	42.51	35.92	0.185

Stock Performance Graph

Assumes $100 invested on December 31, 2003, in Avon’s Common Stock, the S&P 500 Index and the Industry Composite. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2003	2004	2005	2006	2007	2008
Avon	$100.00	$116.31	$87.49	$103.64	$126.46	$78.77
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Industry Composite(2)	100.00	112.61	117.09	134.36	155.01	133.16

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.
(2)	The Industry Composite includes Alberto-Culver, Clorox, Colgate–Palmolive, Estée Lauder, Kimberly Clark, Procter & Gamble and Revlon.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the “Equity Compensation Plan Information” section of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of Avon Common Stock during the fourth quarter of 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/08 – 10/31/08	8,603	$43.26	—	$1,821,526,000
11/1/08 – 11/30/08	12,487	24.59	—	1,821,526,000
12/1/08 – 12/31/08	7,976	18.20	—	1,821,526,000

Total	29,066		—

(1)	Consists of shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
(2)

There were no shares purchased during the fourth quarter of 2008 as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007. The program commenced on December 17, 2007, and is scheduled to expire on December 17, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes.

	2008	2007 (2)	2006 (3)	2005	2004
Income Data
Total revenue	$10,690.1	$9,938.7	$8,763.9	$8,149.6	$7,747.8
Operating profit (1)	1,339.3	872.7	761.4	1,149.0	1,229.0
Net income	875.3	530.7	477.6	847.6	846.1
Diluted earnings per share	$2.04	$1.21	$1.06	$1.81	$1.77
Cash dividends per share	$0.80	$0.74	$0.70	$0.66	$0.56

Balance Sheet Data
Total assets	$6,074.0	$5,716.2	$5,238.2	$4,761.4	$4,148.1
Debt maturing within one year	1,031.4	929.5	615.6	882.5	51.7
Long-term debt	1,456.2	1,167.9	1,170.7	766.5	866.3
Total debt	2,487.6	2,097.4	1,786.3	1,649.0	918.0
Shareholders’ equity	674.9	711.6	790.4	794.2	950.2

(1)

In 2008, 2007, 2006 and 2005, operating profit includes costs to implement restructuring initiatives related to our multi-year restructuring program announced during 2005 of $60.6, $158.3, $228.8, and $56.5, respectively.

In 2007 and 2006, operating profit includes charges totaling $187.8 and $81.4, including inventory obsolescence expense of $167.3 and $72.6, respectively, related to our product line simplification program (“PLS”). In 2008, operating profit includes benefits to obsolescence expense of approximately $13 from changes in our disposition plan under our PLS program.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004) Share-Based Payment. Operating profit includes charges related to share-based compensation of $54.8, $61.6, $62.9, $10.1 and $8.8 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(2)

In 2007, we recorded a decrease of $18.3 to shareholders’ equity from the initial adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

(3)

In 2006, we recorded a decreases of $232.8 and $254.7 to total assets and shareholders’ equity, respectively, from the initial adoption of Statement of Financial Accounting Standards (“ SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries (“Avon” or the “Company”) should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes. When used in this discussion, the terms “Avon,” “Company,” “we,” “our” or “us” mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 66 countries and territories, including the United States, and distribute products in 44 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We centrally manage global Brand Marketing, Supply Chain and Sales organizations. Beginning in the fourth quarter of 2008, we changed our product categories from Beauty, Beauty Plus and Beyond Beauty to Beauty, Fashion and Home. Beauty consists of cosmetics, fragrances, skin care and toiletries (“CFT”). Fashion consists of fashion jewelry, watches, apparel, footwear and accessories. Home consists of gift and decorative products, housewares, entertainment and leisure, children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type. Sales are made to the ultimate consumer principally through the direct selling by 5.8 million active independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.

We view the geographic diversity of our businesses as a strategic advantage in part because it allows us to participate in higher growth Beauty markets internationally. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we seek to achieve higher growth targets. During 2008, approximately 80% of our consolidated revenue was derived from operations outside the U.S. When we first penetrate a market, we typically experience high growth rates and, as we reach scale in these markets, growth rates generally decline.

At the end of 2005, we launched a comprehensive, multi-year turnaround plan to restore sustainable growth. In January 2008, we announced the final initiatives of our restructuring program that was launched in 2005 under our turnaround plan. In 2007, we completed the analysis of our optimal product portfolio and made decisions on exit strategies for non-optimal products under our Product Line Simplification program (“PLS”). In 2007, we also launched our Strategic Sourcing Initiative (“SSI”). We expect our restructuring initiatives to deliver annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We also expect to achieve annualized benefits in excess of $200 and $250 from PLS and SSI, respectively, in 2010. As discussed further below, in February 2009 we announced a new restructuring program under our multi-year turnaround plan.

During 2008, revenue increased 8%, and Active Representatives increased 7% (with increases in all segments), fueled by investments in advertising and the Representative Value Proposition (“RVP”). Sales from each of our product categories increased, with products in the Beauty category increasing 10%. During 2008, revenue grew in all segments except North America, which was adversely affected by the slowing macro-economic environment, deteriorating consumer confidence and higher year-over-year fuel prices. We benefited from strength in developing and emerging markets around the globe that more than offset the unfavorable impact of economic softness in North America. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During the fourth quarter of 2008, revenue declined as compared to 2007, due to the significant negative impact of foreign exchange and the depressed economy. We expect the global economic pressures and negative impact of foreign currency will continue or could worsen in the foreseeable future and 2009 will be a challenging year. Given the current macro-economic environment, we expect that revenue growth in 2009 will be somewhat lower than our long-term revenue growth, which is expected to average mid-single digits, excluding the impact of foreign exchange. We also expect that operating margin in 2009 will continue to be pressured by the unfavorable impacts of foreign exchange. Operating margin will also be negatively impacted by additional restructuring charges during 2009. We believe benefits from our SSI program, focusing on manufacturing productivity, changing sourcing of raw materials and finished goods to use exchange rates to our advantage, and some softening in commodity costs will help to partially offset the negative impact of foreign exchange. We will continue to look for ways to transform our cost structure and intend to reduce non-strategic spending during 2009. We will also continue our strategies of investing in advertising and our Representatives.

We believe that our strong operating cash flow and global cash balances of over $1 billion, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to look beyond our anticipated challenges in 2009 and continue our focus on long-term sustainable, profitable growth.

STRATEGIC INITIATIVES

Advertising and Representative Value Proposition (“RVP”)

Investing in advertising is a key strategy. We significantly increased spending on advertising over the past three years. During 2008, we increased our investment in advertising by $22.1 or 6%. Approximately 70% of the incremental spending was spent in Russia, China and the United Kingdom. The incremental spending on advertising was at a rate somewhat less than revenue growth. The advertising investments supported new product launches, such as, Anew Ultimate Contouring Eye System, Bond Girl fragrance, Pro-to-Go Lipstick, Anew Ultimate Age Repair Elixir, Supershock Mascara, Avon Solutions Hydra-Radiance, U by Ungaro fragrances and Anew Rejuvenate Eye. Advertising investments also included advertising to recruit Representatives. We have also continued to forge alliances with celebrities, including alliances with Patrick Dempsey and Ferragamo Parfums S.P.A. for the “U by Ungaro” line of fragrances.

We continued to invest in our direct-selling channel to improve the reward and effort equation for our Representatives. We have committed significant investments for extensive research to determine the payback on advertising and field tools and actions, and the optimal balance of these tools and actions in our markets. We have allocated these significant investments in proprietary direct selling analytics to better understand the drivers of value for our Representatives. We measure our investment in RVP as the incremental cost to provide these value-enhancing initiatives. During 2008, we invested approximately $83 incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools. This incremental investment was ahead of revenue growth. Investing in RVP will continue to be a key strategy. We will continue to look for ways to improve the earnings opportunity for Representatives through various means, including the following:

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

While the reward and effort will be different within our global portfolio of businesses, we believe that web enablement is a key element to reduce Representative effort worldwide. We will continue to focus on improving Internet-based tools for our Representatives.

Product Line Simplification

During 2006, we began to analyze our product line, under our PLS program, to develop a smaller range of better performing, more profitable products. The overall goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products. During 2007, we completed the analysis of our product portfolio, concluded on the appropriate product assortment going forward and made decisions regarding the ultimate disposition of products that will no longer be part of our improved product assortment (such as selling at a discount, donation, or destruction). During 2007 and 2006, we recorded PLS charges of $187.8 and $81.4, respectively, primarily incremental inventory obsolescence expense of $167.3 and $72.6, respectively. We recorded final PLS charges in the fourth quarter of 2007. During the first half of 2008, we began to implement PLS in the U.K and early results appear favorable; however, the transition is a long process and will continue into 2009. In the second half of 2008, we began implementing PLS in all other markets, with full implementation expected by the end of 2009.

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

We estimate that we realized total benefits of approximately $40 during 2008 and we expect to realize benefits of approximately $120 in 2009 and in excess of $200 in 2010.

Strategic Sourcing Initiative

We launched SSI in 2007. This initiative is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort which leverages our volumes, allows our suppliers to benefit from economies of scale, utilizes sourcing best practices and processes, and better matches our suppliers’ capabilities with our needs. Beyond lower costs, our goals from SSI include improving asset management, service for Representatives and vendor relationships. During 2008, we realized benefits of approximately $114 from SSI. In addition, we were able to offset commodity cost increases of approximately $21 for full-year 2008 due to SSI actions already in place. We expect to realize annualized benefits from this initiative in excess of $250 by the end of 2009, with a full year of benefit in 2010. As a result, we expect to realize benefits of approximately $200 in 2009 and benefits in excess of $250 in 2010.

We continue to implement a Sales and Operations Planning process that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

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

During 2008, we worked to improve the effectiveness of ERP in the U.S. and began to implement in the other markets within North America, as well as in certain smaller European direct selling operations. During 2008, we also began the multi-year implementation process in Latin America in one market. In Latin America, we plan to implement modules of ERP in a gradual manner across key markets over the next several years.

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

Restructuring Programs

2005 Program

We launched our original restructuring program under our multi-year turnaround plan in late 2005 (the “2005 Program”). In January 2008, we announced the final initiatives that are part of the 2005 Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives under this program of approximately $530 before taxes. We have recorded $504.2 through December 31, 2008, ($60.6 in 2008, $158.3 in 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the 2005 Program, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives. We expect to record a majority of the remaining costs by the end of 2009.

The costs to implement restructuring initiatives during 2005 through 2008 are associated with specific actions, including:

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

Actions implemented under these restructuring initiatives resulted in savings of approximately $270 in 2008, as compared to savings of approximately $230 in 2007. We expect to achieve annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We expect the savings to reach approximately $300 in 2009.

2009 Restructuring Program

In February 2009, we announced a new restructuring program under our multi-year turnaround plan (the “2009 Program”). The restructuring initiatives under the 2009 Program are expected to focus on restructuring our global supply chain operations, realigning certain local business support functions to a more regional basis to drive increased efficiencies, and streamlining transaction-related services, including selective outsourcing. We expect to incur restructuring charges and other costs to implement these initiatives in the range of $300 to $400 before taxes over the next several years. We are targeting annualized savings under the 2009 Program of approximately $200 upon full implementation by 2012-2013.

See Note 14, Restructuring Initiatives, on pages F-33 through F-37 of this 2008 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

Information relating to new accounting standards is included Note 2, New Accounting Standards, on pages F-10 through F-11 of this 2008 Annual Report on Form 10-K.

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

Restructuring Reserves

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of FAS No. 112, Employer’s Accounting for Post-Employment Benefits for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, primarily contract termination costs, are accounted for under the provisions of FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. One-time, voluntary benefit arrangements are accounted for under the provisions of FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. We evaluate impairment issues under the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We estimate the expense for these initiatives, when approved by the appropriate corporate authority, by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment of property, plant and equipment, contract termination payments for leases, and any other qualifying exit costs. These estimated costs are grouped by specific projects within the overall plan and are then monitored on a quarterly basis by finance personnel. Such costs represent management’s best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine if an adjustment is required.

Allowances for Doubtful Accounts Receivable

Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside the U.S. The Representative purchases products directly from Avon and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to Avon each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances. Over the past three years, annual bad debt expense has been in the range of $145 to $195, or approximately 1.7% of total revenue. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collectability of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowances for Sales Returns

We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, sales returns have been in the range of $295 to $370, or approximately 3.4% of total revenue. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.

Provisions for Inventory Obsolescence

We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected by management, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $80.8, $280.6 and $179.7 for the years ended December 31, 2008, 2007 and 2006, respectively. 2007 and 2006 included incremental inventory obsolescence charges of $167.3 and $72.6, respectively, related to our PLS program and 2006 also includes $20.5 related to our decision to discontinue the sale of heavily discounted excess products. Obsolescence expense for 2008 benefited by approximately $13 from changes in estimates to our disposition plan under our PLS program.

Pension, Postretirement and Postemployment Benefit Expense

We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and in certain international locations. Additionally, we have unfunded supplemental pension benefit plans for certain current and retired executives (see Note 11, Employee Benefit Plans).

For 2008, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. plans was 7.66%. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for 2008 for the U.S. plan was 8%, which was based on an asset allocation of approximately 35% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 4% to 6% in the long term) and 65% in equity securities (which are expected to earn approximately 8% to 10% in the long term). Historical rates of return on the assets of the U.S. plan for the most recent 10-year and 20-year periods were 2.0% and 7.6%, respectively. In the U.S. plan, our asset allocation policy has favored U.S. equity securities, which have lost .7% and returned 8.4%, respectively, over the 10-year and 20-year periods. The plan assets in the U.S. lost 26.2% and returned 9.3% in 2008 and 2007, respectively.

The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. plan, were based on the internal rates of return for a portfolio of high quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis was 6.11% at December 31, 2008, and 5.88% at December 31, 2007.

Our funding requirements may be impacted by regulations or interpretations thereof. Our calculations of pension, postretirement and postemployment costs are dependent upon the use of assumptions, including discount rates, expected return on plan assets, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2008, we had pretax actuarial losses and prior service credits totaling $538.4 and $260.6 for the U.S. and non-U.S. plans, respectively, that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension, postretirement and postemployment obligations and future expense. During 2008, the plan assets experienced significant losses, which were mostly due to unfavorable returns on equity securities. These unfavorable returns will increase pension cost in future periods. For 2009, our assumption for the expected rate of return on assets is 8.0% and 7.2% for our U.S. and non-U.S. plans, respectively. Our assumptions are reviewed and determined on an annual basis.

A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had the following effect on 2008 pension expense:

	Increase/(Decrease) in Pension Expense
	50 basis point Increase	50 basis point Decrease

Rate of return on assets	(6.0)	6.0
Discount rate	(8.6)	8.4
Rate of compensation increase	1.2	(1.5)

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

We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances. We file income tax returns in many jurisdictions. In 2009, a number of income tax returns are scheduled to close by statute and it is possible that a number of tax examinations may be completed. If Avon’s filing positions are ultimately upheld, it is possible that the 2009 provision for income taxes may reflect adjustments.

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

Share-based Compensation

All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period.

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

RESULTS OF OPERATIONS - CONSOLIDATED

				Favorable (Unfavorable) %/Point Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Total revenue	$10,690.1	$9,938.7	$8,763.9	8%	13%
Cost of sales	3,949.1	3,941.2	3,416.5	—%	(15)%
Selling, general and administrative expenses	5,401.7	5,124.8	4,586.0	(5)%	(12)%
Operating profit	1,339.3	872.7	761.4	53%	15%
Interest expense	100.4	112.2	99.6	11%	(13)%
Interest income	(37.1)	(42.2)	(55.3)	(12)%	(24)%
Other expense, net	37.7	6.6	13.6	*	51%
Net income	$875.3	$530.7	$477.6	65%	11%
Diluted earnings per share	$2.04	$1.21	$1.06	69%	14%

Advertising expenses(1)	$390.5	$368.4	$248.9	(6)%	(48)%

Gross margin	63.1%	60.3%	61.0%	2.8	(.7)
Selling, general and administrative expenses as a % of total revenue	50.5%	51.6%	52.3%	1.1	.7
Operating margin	12.5%	8.8%	8.7%	3.7	.1
Effective tax rate	29.3%	33.0%	31.8%	3.7	(1.2)

Units sold				1%	7%
Active Representatives				7%	9%

*	Calculation not meaningful
(1)	Advertising expenses are included within selling, general and administrative expenses.

Total Revenue

Total revenue increased 8% in 2008, with foreign exchange contributing 3 percentage points to the revenue growth. Revenue grew in all segments, except North America. Revenue growth was driven by an increase of 7% in Active Representatives.

On a category basis, the 2008 increase in revenue was primarily driven by an increase of 10% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance grew 9%, color grew 11%, skin care grew 10%, and personal care grew 8%. Fashion sales increased 6%, while Home sales decreased 3%.

Total revenue increased 13% in 2007 with growth in all segments. Revenue growth was driven by an increase of 9% in Active Representatives, while foreign exchange contributed 5 percentage points to the revenue growth. Additional selling opportunities in Central & Eastern Europe had a minimal impact on Active Representative growth.

On a category basis, the 2007 increase in revenue was primarily driven by an increase of 15% in Beauty sales. Within the Beauty category, fragrance increased 20%, color increased 16%, skin care increased 6% and personal care increased 21%. Fashion sales increased 12% and Home sales increased 6%.

For additional discussion of the changes in revenue by segment, see the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin

Gross margin increased 2.8 points in 2008, primarily due to a decrease in inventory obsolescence provisions in 2008, which benefited gross margin by 2.0 points, and from increased pricing and favorable product mix, which benefited gross margin by 1.3 points. These benefits to gross margin were partially offset by higher commodity costs and the unfavorable impact of foreign exchange on product cost in Europe. 2007 included incremental inventory obsolescence charges of $167.3 related to our PLS program. Obsolescence expense for 2008 also benefited by approximately $13 from changes in estimates to our disposition plan under our PLS program.

Gross margin decreased .7 point in 2007, primarily due to an increase in inventory obsolescence provisions of approximately $100 in 2007, which negatively impacted gross margin by 1.1 points, and an unfavorable mix of products sold, partially offset by supply chain efficiencies. As discussed in the Overview section, 2007 and 2006 included incremental inventory obsolescence charges of $167.3 and $72.6, respectively, related to our decision to discontinue the sale of certain products as part of our PLS program. Additionally, 2006 included incremental inventory obsolescence charges of $20.5 related to our decisions to discontinue the sale of certain heavily discounted products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $276.9 during 2008, primarily due to the following:

•	higher investments in RVP and advertising of approximately $105;

•	higher variable expenses such as freight from increased sales volume and brochure costs;

•	higher overhead primarily due to higher marketing costs; and

•	the impact of foreign exchange.

These higher costs were partially offset by lower costs incurred to implement our restructuring initiatives of $99.8, due to costs associated with previously approved initiatives.

Selling, general and administrative expenses increased $538.8 during 2007, primarily due to the following:

•	higher investments in advertising and RVP of approximately $240;

•	higher variable expenses such as freight and commissions from increased sales volume; and

•	increased distribution costs as a percentage of revenue.

These higher costs were partially offset by $71.8 of lower costs incurred to implement our restructuring initiatives and savings associated with position eliminations resulting from restructuring initiatives. Additionally, 2007 benefited from a favorable comparison to 2006 which included a one-time charge of $21.0 related to the resolution of a long-standing dispute regarding value-added taxes in the U.K., the recognition of unclaimed sales-related tax credits and a reduction of a reserve for statutory liabilities.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expenses

Interest expense decreased in 2008, primarily due to lower domestic interest rates. Interest expense increased in 2007 as compared to 2006, mainly due to higher borrowings to support our share repurchase programs, as well as increases in domestic interest rates. At December 31, 2008 and 2007, we held interest rate swap agreements that effectively converted approximately 50% and 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, respectively. The total exposure of our debt to floating interest rates at December 31, 2008, and December 31, 2007, was approximately 65% and 60%, respectively.

Interest income decreased in 2008, primarily due to lower interest rates. Interest income decreased in 2007 as compared to 2006, primarily due to lower cash and cash equivalent balances.

Other expense, net increased in 2008, primarily due to net foreign exchange losses in 2008, as compared to foreign exchange gains in 2007. Other expense, net decreased in 2007 as compared to 2006, primarily due to higher net foreign exchange gains in 2007.

Effective Tax Rate

The effective tax rate for 2008 was 29.3%, compared to 33.0% for 2007 and 31.8% for 2006.

During 2008, the tax rate was favorably impacted by 3.8 points due to an audit settlement, partially offset by 1.2 points from the establishment of a valuation allowance against deferred tax assets. The rate was also favorably impacted by changes in the earnings mix of international subsidiaries, which is not expected to recur. During 2007, the tax rate was favorably impacted by approximately 2.0 points due to the net release of valuation allowances, partially offset by the unfavorable impact of restructuring and PLS initiatives. During 2006, the effective tax rate was favorably impacted by approximately 4.0 points due to the closure of tax years by expiration of the statute of limitations and audit settlements as well as 1.7 points due to tax refunds. These benefits were partially offset by the repatriation of international earnings, which increased the rate by approximately 3.1 points, and the tax impact associated with our restructuring charges due to the lower weighted-average effective tax rate of subsidiaries incurring the charges.

SEGMENT REVIEW

Below is an analysis of the key factors affecting revenue and operating profit by reportable segment for each of the years in the three-year period ended December 31, 2008.

Years ended December 31	2008		2007		2006
	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
Latin America	$3,884.1	$690.3	$3,298.9	$483.1	$2,743.4	$424.0
North America	2,492.7	213.9	2,622.1	213.1	2,554.0	181.6
Central & Eastern Europe	1,719.5	346.2	1,577.8	296.1	1,320.2	296.7
Western Europe, Middle East & Africa	1,351.7	121.0	1,308.6	33.9	1,123.7	(17.8)
Asia Pacific	891.2	102.4	850.8	64.3	810.8	42.5
China	350.9	17.7	280.5	2.0	211.8	(10.8)

Total from operations	10,690.1	1,491.5	9,938.7	1,092.5	8,763.9	916.2
Global and other expenses	—	(152.2)	—	(219.8)	—	(154.8)

Total	10,690.1	1,339.3	$9,938.7	$872.7	$8,763.9	$761.4

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

	2008	2007	% Change	2007	2006	% Change
Total global expenses	$534.5	$552.6	3%	$552.6	$463.6	(19)%
Allocated to segments	(382.3)	(332.8)	15%	(332.8)	(308.8)	8%

Net global expenses	$152.2	$219.8	31%	$219.8	$154.8	(42)%

The increase in the amount allocated to the segments in 2008 was primarily due to higher global marketing and research and development costs, higher information technology costs and higher costs related to global initiatives. The decrease in net global expenses was primarily due to lower costs to implement restructuring initiatives and lower professional service fees associated with our PLS initiative.

The increase in the amount allocated to the segments in 2007 was primarily due to higher global marketing costs, reflecting increased spending for market research, research and development, and advertising. The increase in net global expenses in 2007 was primarily due to higher costs related to global initiatives, higher information technology costs and higher performance-based compensation expense.

Latin America – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Local Currency
Total revenue	$3,884.1	$3,298.9	18%	14%
Operating profit	690.3	483.1	43%	38%
Operating margin	17.8%	14.6%	3.2	3.0

Units sold				4%
Active Representatives				6%

Total revenue increased for 2008, driven by a larger average order and growth in Active Representatives, as well as favorable foreign exchange. Growth in Active Representatives reflects significant investments in RVP and a continued high level of investment in advertising. Revenue for 2008 benefited from continued growth in substantially all markets. In particular, during 2008, revenue grew 24% in Brazil, 36% in Venezuela, 5% in Mexico and 3% in

Colombia. Revenue growth in Brazil was driven by higher average order, growth in Active Representatives and the impact of foreign exchange. Revenue growth in Venezuela was driven by higher average order, while revenue in Mexico benefited from growth in Active Representatives. We have experienced a deceleration of growth in Colombia during the second half of 2008 due to economic conditions as well as competition.

The increase in operating margin in Latin America for 2008 was primarily due to the impact of higher revenues, increased pricing, lower inventory obsolescence expense, and lower costs to implement restructuring initiatives. These benefits to margin were partially offset by higher investments in RVP. Operating margin for 2007 benefited from the recognition of unclaimed sales-related tax credits.

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

At December 31, 2008, Avon Venezuela had cash balances of approximately $120, primarily denominated in bolivars. During 2007, Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. We continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. During 2008, Avon Venezuela’s revenue and operating profit represented approximately 4% and 8% of consolidated revenue and consolidated operating profit, respectively.

Inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a highly inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official rate, earnings will be negatively impacted. For example, based on the balance sheet of our Venezuelan subsidiary at December 31, 2008, if Venezuela is designated as a highly inflationary economy and there is a 20% devaluation, our pre-tax earnings would be negatively impacted by approximately $30. Additionally, revenue and operating profit on an ongoing basis would be impacted by the devaluation.

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

North America – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Local Currency
Total revenue	$2,492.7	$2,622.1	(5)%	(5)%
Operating profit	213.9	213.1	0%	1%
Operating margin	8.6%	8.1%	.5	.5

Units sold				(4)%
Active Representatives				2%

North America consists largely of Avon’s U.S. business.

Revenue for 2008 was impacted by the macroeconomic environment, including deteriorating consumer confidence and higher year-over-year fuel prices. Sales of non-Beauty products declined 9% in 2008, consistent with the general retail environment. Sales of Beauty products declined 1% in 2008. Given the economic environment, we expect these trends to continue.

Total revenue decreased for 2008, as the lower average order received from Representatives more than offset an increase in Active Representatives. Growth in Active Representatives benefited from continued investments in RVP, including more frequent brochure distribution in Canada, and recruiting advertising. The decline in average order was in large part due to customer demand for non-beauty products slowing markedly in this recessionary environment.

The increase in operating margin for 2008 was primarily driven by lower obsolescence and overhead expenses. These benefits to operating margin were partially offset by higher variable selling costs, including paper for the brochure, bad debt and transportation, and the impact of lower revenue.

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

Central & Eastern Europe – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Local Currency
Total revenue	$1,719.5	$1,577.8	9%	4%
Operating profit	346.2	296.1	17%	11%
Operating margin	20.1%	18.8%	1.3	1.1

Units sold				2%
Active Representatives				12%

Beginning at the end of June 2007, we provided our Representatives with additional selling opportunities through more frequent brochure distribution, which encourages more frequent customer contact. Active representative growth during the first half of 2008 benefited from the increased brochure distribution frequency.

Total revenue increased for 2008, reflecting growth in Active Representatives, as well as favorable foreign exchange, partially offset by a lower average order. Average order was impacted by a lower average order during the first half of 2008 as our Representatives transitioned to the shorter selling cycle. Average order during the second half of 2008 declined to a much lesser degree as compared to the first half of 2008.

For 2008, the region’s revenue growth benefited from increases in Russia of 8%, as well as growth in other markets in the region, led by Ukraine with growth of over 20%. The revenue increase in Russia for 2008 was primarily due to strong growth in Active Representatives, as well as favorable foreign exchange. We completed the roll-out of Sales Leadership and improved the discount structure we offer Representatives in Russia near the end of the third quarter of 2008.

The increase in operating margin for 2008 was primarily driven by the impact of higher revenue, lower inventory obsolescence expense and increased pricing, partially offset by higher spending on RVP and advertising, and the impact of unfavorable foreign exchange on product cost.

Central & Eastern Europe – 2007 Compared to 2006

			%/Point Change
	2007	2006	US$	Local Currency
Total revenue	$1,577.8	$1,320.2	20%	10%
Operating profit	296.1	296.7	—%	(12)%
Operating margin	18.8%	22.5%	(3.7)	(4.3)

Units sold				6%
Active Representatives				13%

Total revenue increased for 2007, reflecting growth in Active Representatives, as well as favorable foreign exchange, partially offset by a lower average order as our Representatives transitioned to a shorter selling cycle. Active Representative growth for 2007 benefited from additional selling opportunities that we provided to our Representatives through more frequent brochure distribution beginning at the end of June 2007, which encourages more frequent customer contact.

The region’s revenue growth in 2007 was primarily driven by Russia, as well as growth in all markets in the region. Revenue in Russia increased over 20% for 2007 due to strong Active Representative growth, which benefited from the additional selling opportunities, as well as favorable foreign exchange. Revenue in Russia for 2007 also benefited from increased advertising, continued merchandising improvements, and the launch of “Hello Tomorrow.”

The decrease in operating margin for 2007 was primarily driven by higher inventory obsolescence expense, higher spending on advertising and RVP, partially offset by lower product costs due to favorable foreign exchange movements and the impact of higher revenue.

Western Europe, Middle East & Africa – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Local Currency
Total revenue	$1,351.7	$1,308.6	3%	6%
Operating profit	121.0	33.9	*	*
Operating margin	8.9%	2.6%	6.3	6.8

Units sold				(3)%
Active Representatives				4%

*	Calculation not meaningful

Total revenue increased for 2008 due to growth in Active Representatives and a higher average order, partially offset by unfavorable foreign exchange. Revenue growth for 2008 was driven by Italy and Turkey.

Revenue in the United Kingdom in 2008 declined 3% due to unfavorable foreign exchange. Revenue in the United Kingdom in local currency increased, driven by an increase in Active Representatives, benefiting from investments in representative recruiting. Revenue in the United Kingdom also benefited from the continued roll-out of PLS and strong merchandising. Revenue growth in Turkey of 8% for 2008 was due to a larger average order. Revenue in Turkey also benefited from continued high levels of investments in advertising and RVP. Revenue in Italy in 2008 increased due to growth in Active Representatives.

The increase in operating margin for 2008 was primarily driven by lower costs to implement restructuring initiatives, the impact of higher revenue, lower inventory obsolescence expense, lower overhead expenses and increased pricing. These benefits to operating margin were partially offset by the impact of unfavorable foreign exchange on product cost and higher spending on RVP and advertising.

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

Asia Pacific – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Local Currency
Total revenue	$891.2	$850.8	5%	0%
Operating profit	102.4	64.3	59%	54%
Operating margin	11.5%	7.6%	3.9	4.0

Units sold				0%
Active Representatives				4%

Total revenue increased for 2008 due to foreign exchange. Revenue growth in the Philippines of almost 20%, was primarily due to growth in Active Representatives, supported by RVP initiatives, as well as favorable foreign exchange. Revenue in Japan increased slightly due to foreign exchange. Revenue in Japan in local currency declined in 2008 due to lower sales from both direct mail and direct selling. We expect to continue to see downward pressure in Japan going forward. Revenue in Taiwan declined in 2008, reflecting the impact of a field restructuring and economic weakness, partially offset by favorable foreign exchange.

Operating margin increased for 2008, primarily due to the impact of lower inventory obsolescence expense, increased pricing and lower overhead expenses, partially offset by higher spending on RVP and an unfavorable mix of products sold.

Asia Pacific – 2007 Compared to 2006

			%/Point Change
	2007	2006	US$	Local Currency
Total revenue	$850.8	$810.8	5%	(1)%
Operating profit	64.3	42.5	51%	35%
Operating margin	7.6%	5.2%	2.4	1.9

Units sold				2%
Active Representatives				4%

Total revenue increased for 2007 due to favorable foreign exchange. The region’s revenue increase for 2007 was primarily driven by growth in the Philippines, partially offset by declines in Japan and Taiwan. Revenue in the Philippines for 2007 increased almost 30%, driven by substantial growth in Active Representatives, supported by RVP initiatives, including the roll-out of the Sales Leadership program nationwide, and investments in recruiting advertising, as well as favorable foreign exchange. Revenue in Japan declined mid-single digits for 2007, reflecting weak performance in skin care. In Japan, lower sales from direct mailing were partially offset by a modest increase in sales from direct selling. While less than the overall revenue decline in the beauty market, revenue in Taiwan declined due to economic weakness.

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

China – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Local Currency
Total revenue	$350.9	$280.5	25%	14%
Operating profit	17.7	2.0	*	*
Operating margin	5.0%	.7%	4.3	4.1

Units sold				2%
Active Representatives				79%

*	Calculation not meaningful

Revenue in China increased for 2008, primarily due to an increase in Active Representatives, partially offset by a lower average order. The growth in Active Representatives reflected continued expansion of our direct selling efforts, which were supported with significant Representative recruiting, television advertising and field incentives. The lower average order resulted from the continued expansion of direct selling, as Representatives order in smaller quantities than beauty boutiques, and orders from new Representatives tend to be smaller than the average direct selling order. Beauty boutique ordering activity levels have remained steady during this extended period of direct selling expansion, as our beauty boutique operators continue to service our Representatives.

The results in China for 2008 were negatively impacted by the earthquake and subsequent flooding that occurred during the second quarter of 2008.

The increase in operating margin for 2008 was primarily driven by the impact of higher revenue and lower product costs, partially offset by ongoing higher spending on RVP and advertising and costs associated with the 2008 earthquake and floods. Operating margin for 2007 benefited from higher reductions in reserves for statutory liabilities.

For information concerning an internal investigation into our China operations, see Risk Factors and Note 15, Contingencies.

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

We may, from time to time, seek to repurchase our equity in open market purchases, privately negotiated transactions, pursuant to derivative instruments or otherwise. During 2008, we repurchased approximately 4.6 million shares of our common stock for an aggregate purchase price of approximately $172.

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

While recent turmoil in global financial markets has limited access to capital for many companies, in 2008 we did not experience any limitations in issuing commercial paper, reflecting our investment-grade credit rating (Standard and Poor’s rating of single A and Moody’s rating of A2). In addition, our commercial paper program is fully supported by a revolving line of credit, which is described below under “Capital Resources”. Management is not aware of any issues currently impacting our lenders’ ability to honor their commitment to extend credit under the revolving line of credit. It is unclear the extent to which this credit crisis will persist and what overall impact it may have on Avon.

Balance Sheet Data

	2008	2007
Cash and cash equivalents	$1,104.7	$963.4
Total debt	2,487.6	2,097.4
Working capital	644.7	462.0

Cash Flows

	2008	2007	2006
Net cash provided by operating activities	$748.1	$589.8	$796.1
Net cash used by investing activities	(403.4)	(287.2)	(207.9)
Net cash used by financing activities	(141.5)	(597.1)	(490.4)
Effect of exchange rate changes on cash and equivalents	(61.9)	59.0	42.4

Net Cash Provided by Operating Activities

Net cash provided by operating activities during 2008 was $158.3 higher than during 2007, primarily due to higher cash-related net income in 2008, favorable impacts of inventory and accounts receivable balances and lower contributions to retirement-related plans in 2008. These cash inflows were partially offset by the unfavorable impact of the accounts payable balance, additional payments of value added taxes due to a tax law change in Brazil that we began to recover during the fourth quarter of 2008, higher incentive-based compensation payments in 2008 related to our 2006-2007 Turnaround Incentive Plan and a payment of $38.0 upon settlement of treasury lock agreements associated with our $500 debt issuance during the first quarter of 2008.

Inventory levels decreased during 2008, to $1,007.9 at December 31, 2008, from $1,041.8 at December 31, 2007, reflecting the impact of foreign exchange, partially offset by business growth and revenue declines in North America. New inventory life cycle management processes leveraged with initiatives such as PLS, SSI, ERP implementation and the Sales and Operations Planning process are expected to improve inventory levels in the long-term. Inventory days are down three days in 2008 as compared to 2007, and we expect our initiatives to help us deliver improvements of three to five inventory day reductions per year for the next three to four years.

We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 11, Employee Benefit Plans). Our funding policy for these plans is based on legal requirements and cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Estimates”). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $60 to $100 to our U.S. pension plans and in the range of $20 to $30 to our international pension plans during 2009.

Net cash provided by operating activities decreased by $206.3 during 2007 as compared to 2006, primarily due to higher payments for inventory purchases, higher incentive-based compensation payments in 2007 for compensation earned in 2006 and higher interest payments, partially offset by lower payments associated with restructuring initiatives.

Net Cash Used by Investing Activities

Net cash used by investing activities during 2008 was $116.2 higher than 2007, primarily due to higher capital expenditures. 2007 included a payment associated with an acquisition of a licensee in Egypt.

Capital expenditures during 2008 were $380.5 compared with $278.5 in 2007. This increase was primarily driven by capital spending in 2008 for the construction of new distribution facilities in North America and Latin America, and information systems (including the continued development of the ERP system). Plant construction, expansion and modernization projects were in progress at December 31, 2008, with an estimated cost to complete of approximately $430. Capital expenditures in 2009 are currently expected to be in the range of $325 to $375 and will be funded by cash from operations. These expenditures will include investments for capacity expansion, modernization of existing facilities, continued construction of new distribution facilities in North America and Latin America and information systems.

Net cash used by investing activities in 2007 was $79.3 higher than in 2006 resulting from higher capital expenditures during 2007, and from payments associated with an acquisition of a licensee in Egypt during 2007, partially offset by the acquisition of the remaining minority interest in our two joint venture subsidiaries in China for approximately $39 during 2006.

Capital expenditures during 2007 were $278.5 compared with $174.8 in 2006. The increase in capital spending was primarily driven by spending in 2007 for capacity expansion, the construction of a new distribution facility in North America and information systems (including the continued development of the ERP system).

Net Cash Used by Financing Activities

Net cash used by financing activities during 2008 was $455.6 lower than during 2007, primarily due to lower repurchases of common stock during 2008.

Net cash used by financing activities in 2007 was $106.7 higher than in 2006, mainly driven by higher repurchases of common stock during 2007, partially offset by higher short-term borrowings and higher proceeds from stock option exercises during 2007.

We purchased approximately 4.6 million shares of Avon common stock for $172.1 during 2008, as compared to approximately 17.3 million shares of Avon common stock for $666.8 during 2007 and approximately 11.6 million shares of Avon common stock for $355.1 during 2006, under our previously announced share repurchase programs and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. In October 2007, the Board of Directors authorized the repurchase of $2,000.0 of our common stock over a five-year period, which began in December 2007.

We increased our quarterly dividend payments to $.20 per share in 2008 from $.185 per share in 2007. In February 2009, our Board approved an increase in the quarterly dividend to $.21 per share.

Debt and Contractual Financial Obligations and Commitments

At December 31, 2008, our debt and contractual financial obligations and commitments by due dates were as follows:

	2009	2010	2011	2012	2013	2014 and Beyond	Total
Short-term debt	$1,027.1	$—	$—	$—	$—	$—	$1,027.1
Long-term debt	—	—	500.0	—	375.0	500.0	1,375.0
Capital lease obligations	4.3	4.3	2.8	2.5	0.8	—	14.7

Total debt	1,031.4	4.3	502.8	2.5	375.8	500.0	2,416.8
Debt-related interest	90.7	68.9	55.8	42.8	33.8	63.0	355.0

Total debt-related	1,122.1	73.2	558.6	45.3	409.6	563.0	2,771.8
Operating leases	87.9	61.6	42.7	21.8	17.0	45.6	276.6
Purchase obligations	106.3	55.3	25.8	17.7	16.1	49.9	271.1
Benefit obligations (1)	77.4	13.9	11.6	10.4	11.3	50.4	175.0

Total debt and contractual financial obligations and commitments (2)	$1,393.7	$204.0	$638.7	$95.2	$454.0	$708.9	$3,494.5

(1)	Amounts represent expected future benefit payments for our unfunded pension and postretirement benefit plans, as well as expected contributions for 2009 to our funded pension benefit plans.
(2)

The amount of debt and contractual financial obligations and commitments excludes amounts due pursuant to derivative transactions. The table also excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature. The table does not include any reserves for income taxes under FIN 48 because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. At December 31, 2008, our reserves for income taxes, including interest and penalties, totaled $118.3.

See Note 4, Debt and Other Financing, and Note 13, Leases and Commitments, for further information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 14, Restructuring Initiatives, we have a remaining liability of $93.9 at December 31, 2008, associated with the restructuring charges recorded to date, and we also expect to record additional restructuring charges of $21.9 in future periods to implement the actions approved to date. The significant majority of these liabilities will require cash payments during 2009.

Off Balance Sheet Arrangements

At December 31, 2008, we had no material off-balance-sheet arrangements.

Capital Resources

We have a five-year, $1,000.0 revolving credit and competitive advance facility (the “credit facility”), which expires in January 2011. The credit facility may be used for general corporate purposes. The interest rate on borrowings under this credit facility is based on LIBOR or on the higher of prime or  1/2% plus the federal funds rate. The credit facility has an annual fee of $.7, payable quarterly, based on our current credit ratings. The credit facility contains various covenants, including a financial covenant which requires Avon’s interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. The credit facility also provides for possible increases by up to an aggregate incremental principal amount of $250.0, subject to the consent of the affected lenders under the credit facility. At December 31, 2008, there were no amounts outstanding under the credit facility.

We have a $1,000.0 commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At December 31, 2008, we had commercial paper outstanding of $499.7.

We have a Japanese yen 11 billion ($122.0 at the exchange rate on December 31, 2008) uncommitted credit facility (“yen credit facility”), which expires in August 2009. Borrowings under the yen credit facility bear interest at the yen

LIBOR rate plus an applicable margin. The yen credit facility is available for general corporate purposes, including working capital and the repayment of outstanding indebtedness. At December 31, 2008, $102.0 (Japanese yen 9.2 billion) was outstanding under the yen credit facility.

In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.8%, payable semi-annually, and mature on March 1, 2013, unless redeemed prior to maturity (the “2013 Notes”). $250.0 of the notes bear interest at a per annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018, unless redeemed prior to maturity (the “2018 Notes”). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the locks of $38.0 were recorded in accumulated other comprehensive loss. $19.2 and $18.8 of the losses are being amortized to interest expense over five years and ten years, respectively.

At December 31, 2008, we were in compliance with all covenants in our indentures (see Note 4, Debt and Other Financing). Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt. However, we would be required to make an offer to repurchase the 2013 Notes and 2018 Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding ratings downgrade to below investment grade.

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

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At December 31, 2008 and 2007, we held interest rate swap agreements that effectively converted approximately 50% and 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, respectively. Avon’s total exposure to floating interest rates at December 31, 2008, and December 31, 2007, was approximately 65% and 60%, respectively.

Our long-term borrowings and interest rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2008, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. Over the past three years, approximately 75% to 80% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments to fund ongoing activities. At December 31, 2008, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvna and Venezuelan bolivar.

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

Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2008, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2008, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.

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

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $111.8 at December 31, 2008. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2008, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our management, including its principal executive and principal financial officers, we assessed as of December 31, 2008, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2008, was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2008 Annual Report on Form 10-K, has audited the effectiveness of Avon’s internal control over financial reporting as of December 31, 2008. Their report is included on page F-2 of this 2008 Annual Report on Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information regarding directors is incorporated by reference to the “Proposal 1 - Election of Directors” and “Information Concerning the Board of Directors” sections of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Executive Officers

Information regarding executive officers is incorporated by reference to the “Executive Officers” section of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

Audit Committee; Audit Committee Financial Expert

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Material Changes in Nominating Procedures

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to the “Information Concerning the Board of Directors,” “Executive Compensation” and “Director Compensation” sections of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the “Equity Compensation Plan Information” and “Ownership of Shares” sections of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Transactions with Related Persons” sections of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” section of Avon’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

(a) 3. Index to Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, filed with the Secretary of State of the State of New York on May 3, 2007 (incorporated by reference to Exhibit 3.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2	By-laws of Avon, as amended, effective May 3, 2007 (incorporated by reference to Exhibit 3.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Indenture, dated as of November 9, 1999, between Avon, as Issuer, and The Chase Manhattan Bank, as Trustee, relating to the 6.90% Notes due 2004, and the 7.15% Notes due 2009 (incorporated by reference to Exhibit 4.2 to Avon’s Registration Statement on Form S-4, Registration Statement No. 333-92333 filed December 8, 1999).

4.2	First Supplemental Indenture, dated as of January 5, 2000, between Avon, as Issuer and The Chase Manhattan Bank, as Trustee, pursuant to which the 6.90% Notes due 2004, and the 7.15% Notes due 2009 are issued (incorporated by reference to Exhibit 4.3 to Avon’s Registration Statement on Form S-4/A, Registration Statement No. 333-92333 filed January 6, 2000).

4.3	Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JPMorgan Chase Bank, as Trustee, relating to Avon’s $125.0 aggregate principal amount of 4.625% Notes due 2013, $250.0 aggregate principal amount of 4.20% Notes due 2018 and $500.0 aggregate principal amount of Avon’s 5.125% Notes due 2011 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.4	First Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 4.800% Notes due 2013 are issued (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

4.5	Second Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 5.750% Notes due 2018 are issued (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

4.6	Indenture, dated as of February 27, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.5 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

10.1*	Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

10.2*	Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.3*	First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan, effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.4*	Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement as filed with the Commission on March 27, 2000 in connection with Avon’s 2000 Annual Meeting of Shareholders).

10.5*	Amendment of the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.6*	Second Amendment to the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2009.

10.7*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.9*	Form of Revised U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.10*	Form of Revised U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.11*	Avon Products, Inc. 2005 Stock Incentive Plan approved by stockholders on May 5, 2005 (incorporated by reference to Appendix G to Avon’s Definitive Proxy Statement filed on May 5, 2005 in connection with Avon’s 2005 Annual Meeting of Shareholders).

10.12*	First Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13*	Second Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14*	Third Amendment to the Avon Products, Inc. 2005 Stock Incentive Plan, dated October 2, 2008.

10.15*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.16*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.17*	Form of Performance Contingent Restricted Stock Unit Award Agreement for Senior Officers under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10 to Avon’s Current Report on Form 8-K filed on March 13, 2007).

10.18*	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.19*	Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.20*	Supplemental Executive Retirement Plan of Avon Products, Inc., as amended and restated as of January 1, 2009.

10.21*	Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.22*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.21 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.23*	Board of Directors of Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.22 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.24*	Avon Products, Inc. Executive Incentive Plan, approved by shareholders on May 1, 2003 (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed with the Commission on March 27, 2003 in connection with Avon’s 2003 Annual Meeting of Shareholders).

10.25*	Avon Products, Inc. 2008-2012 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 11, 2008).

10.26*	Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009.

10.27*	Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.28*	Amendment to Trust Agreement, effective as of January 1, 2009.

10.29*	Avon Products, Inc. 2006-2007 Turnaround Incentive Plan, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 31, 2006.)

10.30*	Amended and Restated Employment Agreement with Andrea Jung, dated December 5, 2008 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 8, 2008).

10.31*	Offer letter from Avon Products, Inc. to Elizabeth A. Smith, dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 6, 2005).

10.32*	Amendment to Employment Letter Agreement, effective as of November 12, 2008 between Avon and Elizabeth A. Smith.

10.33*	Employment Letter Agreement, dated as of November 13, 2005, between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K/A filed on November 16, 2005).

10.34*	Amendment to Employment Letter Agreement, effective as of December 3, 2008 between Avon and Charles W. Cramb.

10.35*	Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 31, 2006).

10.36*	Restricted Stock Unit Award Agreement, dated as of July 26, 2006, by and between Avon Products, Inc. and Elizabeth Smith, Executive Vice President, President North America and Global Marketing, under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 1, 2006).

10.37*	Employment Letter Agreement, dated as of November 18, 2005, between Avon and Charles Herington.

10.38*	Amendment to Employment Letter Agreement, effective as of November 24, 2008 between Avon and Charles Herington.

10.39*	Expatriate Assignment Agreement, dated as of April 6, 2006, by and between Avon Products, Inc. and Ben Gallina.

10.40*	Amendment to Expatriate Assignment Agreement, effective as of December 1, 2008 between Avon and Ben Gallina.

10.41	Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Bank of America, N.A (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 26, 2005).

10.42	Credit Agreement, dated as of August 23, 2005, among Avon Products, Inc., Avon Capital Corporation and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on August 26, 2005).

10.43	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.44	Revolving Credit and Competitive Advance Facility Agreement, dated as of January 13, 2006, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 13, 2006).

10.45	Loan Agreement, dated as of August 28, 2006, by and between Avon Products, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 31, 2006).

10.46	Amendment No. 1 to Loan Agreement, dated as of August 6, 2007, by and between Avon Products, Inc. and the Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 7, 2007).

10.47	Amendment No. 2 to Loan Agreement, dated August 21, 2008, by and between Avon Products, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 26, 2008).

10.48*	Supplemental Life Plan of Avon Products, Inc., amended and restated as of January 1, 2009.

10.49*	Pre-1990 Supplemental Life Plan of Avon Products, Inc., amended and restated as of January 1, 2009.

10.50*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009.

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Avon’s Annual Report on Form 10-K for the year ended December 31, 2008, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February 2009.

Avon Products, Inc.

/s/ Simon N.R. Harford
Simon N.R. Harford
Group Vice President and
Corporate Controller - Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*
Andrea Jung	Chairman of the Board and Chief Executive Officer – Principal Executive Officer	February 20, 2009

*
Charles W. Cramb	Vice Chairman, Chief Finance and Strategy Officer – Principal Financial Officer	February 20, 2009

*
Simon N.R. Harford	Group Vice President and Corporate Controller – Principal Accounting Officer	February 20, 2009

*
W. Don Cornwell	Director	February 20, 2009

*
Edward T. Fogarty	Director	February 20, 2009

*
V. Anne Hailey	Director	February 20, 2009

*
Fred Hassan	Director	February 20, 2009

*
Maria Elena Lagomasino	Director	February 20, 2009

*
Ann S. Moore	Director	February 20, 2009

*
Paul S. Pressler	Director	February 20, 2009

*
Gary M. Rodkin	Director	February 20, 2009

*
Paula Stern	Director	February 20, 2009

*
Lawrence A. Weinbach	Director	February 20, 2009

*By: /s/ Kim K.W. Rucker
Kim K.W. Rucker	Attorney-in-fact	February 20, 2009

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed the manner in which it accounts for uncertain tax positions. In 2006, the Company changed the manner in which it accounts for pension and other postretirement benefit plans.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 20, 2009

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

Years ended December 31	2008	2007	2006
Net sales	$10,588.9	$9,845.2	$8,677.3
Other revenue	101.2	93.5	86.6

Total revenue	10,690.1	9,938.7	8,763.9
Costs, expenses and other:
Cost of sales	3,949.1	3,941.2	3,416.5
Selling, general and administrative expenses	5,401.7	5,124.8	4,586.0

Operating profit	1,339.3	872.7	761.4

Interest expense	100.4	112.2	99.6
Interest income	(37.1)	(42.2)	(55.3)
Other expense, net	37.7	6.6	13.6

Total other expenses	101.0	76.6	57.9

Income before taxes and minority interest	1,238.3	796.1	703.5
Income taxes	362.7	262.8	223.4

Income before minority interest	875.6	533.3	480.1
Minority interest	(0.3)	(2.6)	(2.5)

Net income	$875.3	$530.7	$477.6

Earnings per share:
Basic	$2.05	$1.22	$1.07
Diluted	$2.04	$1.21	$1.06

Weighted-average shares outstanding:
Basic	426.36	433.47	447.40
Diluted	429.53	436.89	449.16

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

December 31	2008	2007
Assets
Current assets
Cash, including cash equivalents of $704.8 and $492.3	$1,104.7	$963.4
Accounts receivable (less allowances of $127.9 and $141.1)	687.8	795.0
Inventories	1,007.9	1,041.8
Prepaid expenses and other	756.5	715.2

Total current assets	3,556.9	3,515.4

Property, plant and equipment, at cost
Land	85.3	71.8
Buildings and improvements	1,000.7	972.7
Equipment	1,353.9	1,317.9

	2,439.9	2,362.4
Less accumulated depreciation	(1,096.0)	(1,084.2)

	1,343.9	1,278.2
Other assets	1,173.2	922.6

Total assets	$6,074.0	$5,716.2

Liabilities and Shareholders’ Equity
Current liabilities
Debt maturing within one year	$1,031.4	$929.5
Accounts payable	724.3	800.3
Accrued compensation	234.4	285.8
Other accrued liabilities	581.9	713.2
Sales and taxes other than income	212.2	222.3
Income taxes	128.0	102.3

Total current liabilities	2,912.2	3,053.4

Long-term debt	1,456.2	1,167.9
Employee benefit plans	665.4	388.7
Long-term income taxes	168.9	208.7
Other liabilities (including minority interest of $37.4 and $38.2)	196.4	185.9

Total liabilities	$5,399.1	$5,004.6

Commitments and contingencies (Notes 13 and 15)

Shareholders’ equity
Common stock, par value $.25 – authorized 1,500 shares; issued 739.4 and 736.3 shares	$185.6	$184.7
Additional paid-in capital	1,874.1	1,724.6
Retained earnings	4,118.9	3,586.5
Accumulated other comprehensive loss	(965.9)	(417.0)
Treasury stock, at cost – 313.1 and 308.6 shares	(4,537.8)	(4,367.2)

Total shareholders’ equity	$674.9	$711.6

Total liabilities and shareholders’ equity	$6,074.0	$5,716.2

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Years ended December 31	2008	2007	2006
Cash Flows from Operating Activities
Net income	$875.3	$530.7	$477.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141.9	128.9	115.6
Amortization	45.3	43.2	44.0
Provision for doubtful accounts	195.5	164.1	144.7
Provision for obsolescence	80.8	280.6	179.7
Share-based compensation	54.8	61.6	62.9
Foreign exchange losses (gains)	18.7	(2.5)	4.0
Deferred income taxes	(62.4)	(112.4)	(110.7)
Asset write-off restructuring charges	—	.2	8.0
Other	48.3	41.9	4.1
Changes in assets and liabilities:
Accounts receivable	(174.6)	(236.6)	(180.3)
Inventories	(174.3)	(341.0)	(240.3)
Prepaid expenses and other	(153.3)	(49.1)	(26.9)
Accounts payable and accrued liabilities	(148.9)	169.9	323.4
Income and other taxes	47.5	61.6	40.3
Noncurrent assets and liabilities	(46.5)	(151.3)	(50.0)

Net cash provided by operating activities	748.1	589.8	796.1

Cash Flows from Investing Activities
Capital expenditures	(380.5)	(278.5)	(174.8)
Disposal of assets	13.4	11.2	16.4
Acquisitions and other investing activities	—	(19.0)	(39.4)
Purchases of investments	(77.7)	(47.0)	(36.2)
Proceeds from sale of investments	41.4	46.1	26.1

Net cash used by investing activities	(403.4)	(287.2)	(207.9)

Cash Flows from Financing Activities*
Cash dividends	(347.7)	(325.7)	(317.6)
Debt, net (maturities of three months or less)	(216.9)	249.6	(368.8)
Proceeds from debt	572.6	58.7	541.8
Repayment of debt	(73.9)	(18.0)	(31.3)
Proceeds from exercise of stock options	81.4	85.5	32.5
Excess tax benefit realized from share-based compensation	15.1	19.6	8.1
Repurchase of common stock	(172.1)	(666.8)	(355.1)

Net cash used by financing activities	(141.5)	(597.1)	(490.4)

Effect of exchange rate changes on cash and equivalents	(61.9)	59.0	42.4
Net increase (decrease) in cash and equivalents	141.3	(235.5)	140.2
Cash and equivalents at beginning of year	$963.4	$1,198.9	$1,058.7
Cash and equivalents at end of year	$1,104.7	$963.4	$1,198.9
Cash paid for:
Interest, net of amounts capitalized	$99.6	$113.2	$76.4
Income taxes, net of refunds received	$388.7	$396.7	$333.2

*	Non-cash financing activities included the change in fair market value of interest rate swap agreements of $83.6 $8.4, and $21.8, in 2008, 2007, and 2006 respectively (see Note 4, Debt and Other Financing).

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balances at December 31, 2005	731.37	$182.9	$1,448.7	$3,233.1	$(740.9)	279.89	$(3,329.6)	$794.2
Comprehensive income:
Net income				477.6				477.6
Foreign currency translation adjustments					103.6			103.6
Changes in available-for-sale securities, net of taxes of $0					.1			.1
Minimum pension liability adjustment, net of taxes of $156.8					234.6			234.6
Net derivative losses on cash flow hedges, net of taxes of $.2					1.0			1.0

Total comprehensive income								816.9
Adoption of SFAS 158, net of taxes of $147.3 (Note 11)					(254.7)			(254.7)
Dividends - $.70 per share				(313.9)				(313.9)
Exercise / vesting and expense of share-based compensation	1.37	.6	93.0			(.10)	1.3	94.9
Repurchase of common stock						11.56	(355.1)	(355.1)
Income tax benefits – stock transactions			8.1					8.1

Balances at December 31, 2006	732.74	$183.5	$1,549.8	$3,396.8	$(656.3)	291.35	$(3,683.4)	$790.4

Comprehensive income:
Net income				530.7				530.7
Foreign currency translation adjustments					185.7			185.7
Changes in available-for-sale securities, net of taxes of $0					.1			.1
Amortization of unrecognized actuarial losses, prior service credit, and transition obligation, net of taxes of $14.2					27.6			27.6
Net actuarial gains and prior service cost arising during 2007, net of taxes of $22.3					43.3			43.3
Net derivative losses on cash flow hedges, net of taxes of $9.5					(17.4)			(17.4)

Total comprehensive income								770.0
Adoption of FIN 48 (Note 6)				(18.3)				(18.3)
Dividends - $.74 per share				(322.7)				(322.7)
Exercise / vesting and expense of share-based compensation	3.52	1.2	143.4			(.10)	1.2	145.8
Repurchase of common stock			11.8			17.31	(685.0)	(673.2)
Income tax benefits – stock transactions			19.6					19.6

Balances at December 31, 2007	736.26	$184.7	$1,724.6	$3,586.5	$(417.0)	308.56	$(4,367.2)	$711.6

Comprehensive income:
Net income				875.3				875.3
Foreign currency translation adjustments					(318.3)			(318.3)
Changes in available-for-sale securities, net of taxes of $.3					(.7)			(.7)
Amortization of unrecognized actuarial losses and prior service credit, net of taxes of $10.2					20.1			20.1
Net actuarial losses and prior service cost arising during 2008, net of taxes of $119.4					(240.5)			(240.5)
Net derivative losses on cash flow hedges, net of taxes of $5.1					(9.5)			(9.5)

Total comprehensive income								326.4
Dividends - $.80 per share				(342.9)				(342.9)
Exercise / vesting and expense of share-based compensation	3.16	.9	134.4			(.10)	1.5	136.8
Repurchase of common stock						4.61	(172.1)	(172.1)
Income tax benefits – stock transactions			15.1					15.1

Balances at December 31, 2008	739.42	$185.6	$1,874.1	$4,118.9	$(965.9)	313.07	$(4,537.8)	$674.9

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and share data)

NOTE 1. Description of the Business and Summary of Significant Accounting Policies

Business

When used in these notes, the terms “Avon,” “Company,” “we,” “our” or “us” mean Avon Products, Inc.

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide primarily in one channel, direct selling. We manage our operations based on geographic operations and our reportable segments are Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We also centrally manage Global Brand Marketing, Supply Chain and Sales organizations. Beginning in the fourth quarter of 2008, we changed our product categories from Beauty, Beauty Plus and Beyond Beauty to Beauty, Fashion and Home. Beauty consists of cosmetics, fragrances, skin care and toiletries (“CFT”). Fashion consists of fashion jewelry, watches, apparel, footwear and accessories. Home consists of gift and decorative products, housewares, entertainment and leisure, children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type. Sales are made to the ultimate consumer principally by independent Avon Representatives.

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

Prepaid Brochure Costs

Costs to prepare brochures are deferred and amortized over the period during which the benefits are expected, which is typically the sales campaign length of two to four weeks. At December 31, 2008 and 2007, prepaid expenses and other included deferred brochure costs of $44.0 and $40.8, respectively. Additionally, paper stock is purchased in advance of creating the brochures. At December 31, 2008 and 2007, prepaid expenses and other included paper supply of $31.6 and $14.7, respectively.

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

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful lives of the assets. For 2008, 2007 and 2006, Avon capitalized $4.9, $0 and $1.0 of interest, respectively.

Deferred Software

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. At December 31, 2008 and 2007, other assets included unamortized deferred software costs of $98.3 and $95.9, respectively.

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

Goodwill and Intangible Assets

Goodwill is not amortized, but rather is assessed for impairment annually and upon the occurrence of an event that indicates impairment may have occurred. Intangible assets with estimable useful lives are amortized using a straight-line method over the estimated useful lives of the assets. We completed annual goodwill impairment assessments and no adjustments to goodwill were necessary for the years ended December 31, 2008, 2007 or 2006.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred Income Taxes

Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will not be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when management concludes that these earnings are indefinitely reinvested. Deferred taxes are provided on earnings not considered indefinitely reinvested. U.S. income taxes have not been provided on approximately $2,463.1 of undistributed income of subsidiaries that has been or is intended to be indefinitely reinvested outside the U.S.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with selling; marketing; and distribution activities, including shipping and handling costs; advertising; research and development; information technology; and other administrative costs, including finance, legal and human resource functions.

Shipping and Handling

Shipping and handling costs are expensed as incurred and amounted to $972.1 in 2008 (2007 - $913.9; 2006 - $810.0). Shipping and handling costs are included in selling, general and administrative expenses on the Consolidated Statements of Income.

Advertising

Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $390.5 in 2008 (2007 - $368.4; 2006 - $248.9).

Research and Development

Research and development costs are expensed as incurred and amounted to $70.0 in 2008 (2007 - $71.8; 2006 - $65.8). Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.

Share-based Compensation

All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options.

Restructuring Reserves

We record severance-related expenses once they are both probable and estimable in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 112, Employer’s Accounting for Post-Employment Benefits, for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, primarily contract termination costs, are accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. One-time, voluntary benefit arrangements are accounted for under the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. We evaluate impairment issues under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We record loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable.

Reclassifications

We have reclassified some prior year amounts in the Consolidated Financial Statements and accompanying notes for comparative purposes. We reclassified $45.4 from accounts receivable to prepaid expenses and other on the Consolidated Balance Sheet for the year ended December 31, 2007. We also reclassified $17.9 and $8.0 from changes in accounts receivable to changes in prepaid expenses and other on the Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, respectively.

Earnings per Share

We compute basic earnings per share (“EPS”) by dividing net income by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

For each of the three years ended December 31, the components of basic and diluted EPS were as follows:

(Shares in millions)	2008	2007	2006
Numerator:
Net income	$875.3	$530.7	$477.6
Denominator:
Basic EPS weighted-average shares outstanding	426.36	433.47	447.40
Diluted effect of assumed conversion of share-based awards	3.17	3.42	1.76

Diluted EPS adjusted weighted-average shares outstanding	429.53	436.89	449.16

Earnings Per Share:
Basic	$2.05	$1.22	$1.07
Diluted	$2.04	$1.21	$1.06

For the years ended December 31, 2008, 2007 and 2006, we did not include stock options to purchase 21.3 million shares, 7.4 million and 12.9 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

NOTE 2. New Accounting Standards

Standards Implemented

Effective January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) SFAS 157, Fair Value Measurements (“SFAS 157”), with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements. See Note 8, Fair Value, for additional information.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS 159 had no impact on our Consolidated Financial Statements, as we did not choose to measure the items at fair value.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). See Note 6, Income Taxes, for additional information.

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). See Note 11, Employee Benefit Plans, for additional information.

Effective December 31, 2006, we adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allows for a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2007, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 had no impact on our Consolidated Financial Statements.

Standards to be Implemented

In December 2008, the FASB issued Staff Position No. (“FSP”) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP will require additional disclosures about the major categories of plan assets and concentrations of risk, as well as disclosure of fair value levels, similar to the disclosure requirements of SFAS 157. The enhanced disclosures about plan assets required by this FSP must be provided in our 2009 Annual Report on Form 10-K.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009, for Avon and requires prior period EPS presented to be adjusted retrospectively. Our grants of restricted stock and restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities as defined in FSP EITF 03-6-1 and will be included in computing earnings per share using the two-class method beginning with our first quarter 2009 Form 10-Q. The adoption of FSP EITF 03-6-1 will not have a material impact on the calculation of basic or diluted earnings per share.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009, for Avon and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial statements. At December 31, 2008 and 2007, other liabilities included minority interest liabilities of $37.4 and $38.2, respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Inventories

Inventories at December 31 consisted of the following:

	2008	2007
Raw materials	$292.7	$337.8
Finished goods	715.2	704.0

Total	$1,007.9	$1,041.8

NOTE 4. Debt and Other Financing

Debt

Debt at December 31 consisted of the following:

	2008	2007
Debt maturing within one year:
Notes payable	$125.4	$76.0
Commercial paper	499.7	701.6
Yen credit facility	102.0	96.3
Euro credit facility	—	32.8
7.15% Notes, due November 2009	300.0	—
Current portion of long-term debt	4.3	22.8

Total	$1,031.4	$929.5

Long-term debt:
7.15% Notes, due November 2009	—	300.0
5.125% Notes, due January 2011	499.7	499.6
4.80% Notes, due March 2013	249.2	—
4.625% Notes, due May 2013	114.1	112.0
5.75% Notes, due March 2018	249.2	—
4.20% Notes, due July 2018	249.7	249.1
Other, payable through 2013 with interest from 1.4% to 25.3%	14.7	31.0

Total long-term debt	1,376.6	1,191.7
Adjustments for debt with fair value hedges	83.9	(1.0)
Less current portion	(4.3)	(22.8)

Total	$1,456.2	$1,167.9

At December 31, 2008 and 2007, notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 7.6% and 4.6%, respectively.

At December 31, 2008 and 2007, other long-term debt, payable through 2013, included obligations under capital leases of $11.4 and $13.6, respectively, which primarily relate to leases of automobiles and equipment.

Adjustments for debt with fair value hedges includes adjustments to reflect net unrealized gains of $80.0 and losses of $9.4 on debt with fair value hedges at December 31, 2008 and 2007, respectively, and unamortized gains on terminated swap agreements and swap agreements no longer designated as fair value hedges of $3.9 and $8.4 at December 31, 2008 and 2007, respectively (see Note 7, Financial Instruments and Risk Management).

At December 31, 2008 and 2007, we held interest rate swap contracts that swap approximately 50% and 30%, respectively, of our long-term debt to variable rates (see Note 7, Financial Instruments and Risk Management).

In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.80%, payable semi-annually, and mature on March 1, 2013, unless previously redeemed (the “2013 Notes”). $250.0 of the notes bear interest at a per

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018, unless previously redeemed (the “2018 Notes”). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. The carrying value of the 2013 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.8 at December 31, 2008. The carrying value of the 2018 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.8 at December 31, 2008.

In January 2006, we issued in a public offering $500.0 principal amount of notes payable (“5.125% Notes”) that mature on January 15, 2011, and bear interest, payable semi-annually, at a per annum rate equal to 5.125%. The net proceeds from the offering were used for general corporate purposes, including the repayment of short-term domestic debt. The carrying value of the 5.125% Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $.3 and $.4 at December 31, 2008 and 2007, respectively.

In June 2003, we issued to the public $250.0 principal amount of registered senior notes (the “4.20% Notes”) under our $1,000.0 debt shelf registration statement. The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The carrying value of the 4.20% Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.3 and $.9 at December 31, 2008 and 2007, respectively.

In April 2003, the call holder of $100.0, 6.25% Notes due May 2018 (the “Notes”), embedded with put and call option features, exercised the call option associated with these Notes, and thus became the sole note holder of the Notes. Pursuant to an agreement with the sole note holder, we modified these Notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. In May 2003, $125.0 principal amount of registered senior notes were issued in exchange for the modified notes held by the sole note holder. No cash proceeds were received by us. The registered senior notes mature on May 15, 2013, and bear interest at a per annum rate of 4.625%, payable semi-annually (the “4.625% Notes”). The 4.625% Notes were issued under our $1,000.0 debt shelf registration statement. The transaction was accounted for as an exchange of debt instruments and, accordingly, the premium related to the original notes is being amortized over the life of the new 4.625% Notes. At December 31, 2008 and 2007, the carrying value of the 4.625% Notes represents the $125.0 principal amount, net of the unamortized discount to face value and the premium related to the call option associated with the original notes totaling $10.9 and $13.0, respectively.

Annual maturities of long-term debt (including unamortized discounts and premiums and excluding the adjustments for debt with fair value hedges) outstanding at December 31, 2008, are as follows:

	2009	2010	2011	2012	2013	After 2013	Total
Maturities	$4.3	$4.3	$502.8	$2.5	$375.8	$500.0	$1,389.7

Other Financing

We have a five-year, $1,000.0 revolving credit and competitive advance facility (the “credit facility”), which expires in January 2011. The credit facility may be used for general corporate purposes. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime or  1/2% plus the federal funds rate. The credit facility has an annual fee of $.7, payable quarterly, based on our current credit ratings. The credit facility contains various covenants, including a financial covenant which requires Avon’s interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. At December 31, 2008 and 2007, there were no amounts outstanding under the credit facility.

We maintain a $1,000.0 commercial paper program. Under the program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commercial paper program is supported by our credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At December 31, 2008, we had commercial paper outstanding of $499.7 at an average annual interest rate of 2.3%. At December 31, 2007, we had commercial paper outstanding of $701.6 at an average annual interest rate of 5.05%.

In April 2007, we entered into a one-year, Euro 50 million ($72.9 at the exchange rate on December 31, 2007) uncommitted credit facility (“Euro credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd., which expired in April 2008. Borrowings under the Euro credit facility bore interest at the Euro LIBOR rate plus an applicable margin. The Euro credit facility was available for general corporate purposes. The Euro credit facility was designated as a hedge of our investments in our Euro-denominated functional currency subsidiaries. At December 31, 2007, $32.8 (euro 22.5 million) was outstanding under the Euro credit facility.

In August 2006, we entered into a one-year, Japanese yen 11.0 billion ($122.0 at the exchange rate on December 31, 2008) uncommitted credit facility (“yen credit facility”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Borrowings under the yen credit facility bear interest at the yen LIBOR rate plus an applicable margin. The yen credit facility is available for general corporate purposes, including working capital and the repayment of outstanding indebtedness. The yen credit facility was used to repay the Japanese yen 9.0 billion note which came due in September 2006, as well as for other general corporate purposes. The yen credit facility is designated as a hedge of our net investment in our Japanese subsidiary. In August 2007, we entered into an amendment of our yen credit facility that provides for the extension of the yen credit facility until August 2008. In August 2008, we entered into another amendment of our yen credit facility that provides for the extension of the yen credit facility until August 2009. At December 31, 2008 and 2007, $102.0 (Japanese yen 9.2 billion) and $96.3 (Japanese yen 11.0 billion), respectively, was outstanding under the yen credit facility.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At December 31, 2008, we were in compliance with all covenants in our indentures. Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt. However, we would be required to make an offer to repurchase the 2013 Notes and 2018 Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding ratings downgrade to below investment grade.

At December 31, 2008, we also had letters of credit outstanding totaling $19.6, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for various trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.

NOTE 5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31 consisted of the following:

	2008	2007
Foreign currency translation adjustments	$(406.2)	$(62.5)
Unrealized (losses) gains from available-for-sale securities, net of taxes of $.2 and $.1	(.3)	.4
Unrecognized actuarial losses, prior service credit, and transition obligation, net of taxes of $266.8 and $167.5	(532.2)	(337.2)
Net derivative losses from cash flow hedges, net of taxes of $14.8 and $9.7	(27.2)	(17.7)

Total	$(965.9)	$(417.0)

Foreign exchange gains (losses) of $25.4 and ($8.1) resulting from the translation of unrealized actuarial losses, prior service credit and translation obligation recorded in AOCI are included in foreign currency translation adjustments in the rollforward of AOCI on the Consolidated Statements of Changes in Shareholders Equity for 2008 and 2007, respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Income Taxes

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2008	2007
Deferred tax assets:
Postretirement benefits	$46.9	$43.0
Accrued expenses and reserves	155.0	176.7
Asset revaluations	52.7	42.6
Restructuring initiatives	12.9	48.8
Employee benefit plans	261.1	197.3
Foreign operating loss carryforwards	300.9	295.8
Postemployment benefits	17.0	16.1
Capitalized expenses	46.0	18.8
Minimum tax credit carryforwards	32.5	24.9
Foreign tax credit carryforwards	93.9	28.6
All other	35.5	22.6
Valuation allowance	(284.1)	(278.3)

Total deferred tax assets	770.3	636.9

Deferred tax liabilities:
Depreciation and amortization	(45.3)	(53.9)
Prepaid retirement plan costs	(6.0)	(37.4)
Capitalized interest	(6.1)	(2.1)
Capitalized software	(5.4)	(6.8)
Unremitted foreign earnings	(19.1)	(20.1)
All other	(34.6)	(21.9)

Total deferred tax liabilities	(116.5)	(142.2)

Net deferred tax assets	$653.8	$494.7

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2008	2007
Deferred tax assets:
Prepaid expenses and other	$194.6	$261.4
Other assets	502.5	272.9

Total deferred tax assets	697.1	534.3

Deferred tax liabilities:
Income taxes	(7.0)	(7.7)
Long-term income taxes	(36.3)	(31.9)

Total deferred tax liabilities	(43.3)	(39.6)

Net deferred tax assets	$653.8	$494.7

The valuation allowance primarily represents amounts for foreign operating loss carryforwards. The basis used for recognition of deferred tax assets included the profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit carryforwards during the carryover periods. The net increase in the valuation allowance of $5.8 during 2008 was mainly due to several of our foreign entities continuing to incur losses during 2008, thereby increasing the net operating loss carryforwards for which a valuation allowance was provided.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before taxes and minority interest for the years ended December 31 was as follows:

	2008	2007	2006
United States	$(19.2)	$(31.6)	$(33.5)
Foreign	1,257.5	827.7	737.0

Total	$1,238.3	$796.1	$703.5

The provision for income taxes for the years ended December 31 was as follows:

	2008	2007	2006
Federal:
Current	$(45.9)	$23.2	$(16.7)
Deferred	(2.6)	(37.2)	(38.6)

	(48.5)	(14.0)	(55.3)

Foreign:
Current	469.8	348.2	348.4
Deferred	(59.4)	(75.8)	(67.0)

	410.4	272.4	281.4

State and other:
Current	1.2	3.8	2.4
Deferred	(0.4)	.6	(5.1)

	0.8	4.4	(2.7)

Total	$362.7	$262.8	$223.4

The effective tax rate for the years ended December 31 was as follows:

	2008	2007	2006
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	.2	.4	.1
Taxes on foreign income, including translation	(2.8)	.5	(.5)
Tax audit settlements, refunds, and amended returns	(4.5)	(1.0)	(5.7)
Repatriation of prior years foreign earnings	—	—	3.1
Net change in valuation allowances	1.2	(2.0)	—
Other	.2	.1	(.2)

Effective tax rate	29.3%	33.0%	31.8%

At December 31, 2008, we had foreign operating loss carryforwards of approximately $1,009.2. The loss carryforwards expiring between 2009 and 2023 are $115.1 and the loss carryforwards which do not expire are $894.1. We also had minimum tax credit carryforwards of $32.5 which do not expire, capital loss carryforwards of $7.1 that will expire in 2010, and foreign tax credit carryforwards of $93.9 that will expire between 2016 and 2018.

Uncertain Tax Positions

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, we recognized an $18.3 increase in the liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At December 31, 2008 and 2007, we had $104.3 and $154.3 of total gross unrecognized tax benefits, respectively, of which approximately $91 and $141 would impact the effective tax rate, if recognized.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$135.6
Additions based on tax positions related to the current year	24.2
Additions for tax positions of prior years	5.4
Reductions for tax positions of prior years	(3.6)
Reductions due to lapse of statute of limitations	(2.9)
Reductions due to settlements with tax authorities	(4.4)

Balance at December 31, 2007	154.3
Additions based on tax positions related to the current year	22.2
Additions for tax positions of prior years	3.9
Reductions for tax positions of prior years	(59.0)
Reductions due to lapse of statute of limitations	(4.2)
Reductions due to settlements with tax authorities	(12.9)

Balance at December 31, 2008	$104.3

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We had $22.5 and $29.7 accrued for interest and penalties, net of tax benefit, at December 31, 2008 and 2007, respectively. During 2008 and 2007, we recorded a benefit of $3.2 and an expense of $3.3 for interest and penalties, net of taxes, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of December 31, 2008, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2003-2008
China	2004-2008
Mexico	2003-2008
Poland	2003-2008
Russia	2007-2008
United States	2006-2008

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $10 to $15 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.

NOTE 7. Financial Instruments and Risk Management

We operate globally, with manufacturing and distribution facilities in various locations around the world. We may reduce our exposure to fluctuations in cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Since we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions.

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

We assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80%—125% of the cumulative changes in the fair value of the hedged item. The ineffective portion of the derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. We include the change in the time value of options in our assessment of hedge effectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains and losses that were accumulated in AOCI to earnings in other expense, net on the Consolidated Statements of Income.

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the debt to a floating interest rate, to manage our interest rate exposure. At December 31, 2008 and 2007, we held interest rate swap agreements that effectively converted approximately 50% and 30% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, respectively. Our total exposure to floating interest rates at December 31, 2008 and 2007, was approximately 65% and 60%, respectively.

At December 31, 2008 and 2007, we had interest rate swaps designated as fair value hedges of fixed-rate debt, with unrealized gains (losses) of $83.7 and ($10.8), respectively. Additionally, at December 31, 2008 and 2007, we had interest rate swaps that were not designated as fair value hedges with unrealized gains of $3.9 and $9.7, respectively. Long-term debt at December 31, 2008 and 2007, respectively, included net unrealized gains (losses) of $80.0 and ($9.4), respectively, on interest rate swaps designated as fair value hedges. Long-term debt at December 31, 2008 and 2007, also included remaining unamortized gains of $3.9 and $8.4, respectively, resulting from terminated swap agreements and swap agreements no longer designated as fair value hedges, which are being amortized to interest expense over the remaining terms of the underlying debt. There was no hedge ineffectiveness for the years ended December 31, 2008, 2007 and 2006, related to these interest rate swaps.

During 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 that expired on January 31, 2008. On January 31, 2008, we extended the maturity date of the locks to July 31, 2008 and the locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the locks of $38.0 were recorded in accumulated other comprehensive loss. $19.2 and $18.8 of the losses are being amortized to interest expense over five years and ten years, respectively.

During 2005, we entered into treasury lock agreements that we designated as cash flow hedges and used to hedge exposure to a possible rise in interest rates prior to the anticipated issuance of ten- and 30-year bonds. In December 2005, we decided that a more appropriate strategy was to issue five-year bonds given our strong cash flow and high level of cash and cash equivalents. As a result of the change in strategy, in December 2005, we de-

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

designated the locks as hedges and reclassified the gain of $2.5 on the locks from AOCI to other expense, net. Upon the change in strategy in December 2005, we entered into a treasury lock agreement with a notional amount of $250.0 designated as a cash flow hedge of the $500.0 principal amount of five-year notes payable issued in January 2006. The loss on the 2005 lock agreement of $1.9 was recorded in AOCI and is being amortized to interest expense over five years.

During 2003, we entered into treasury lock agreements that we designated as cash flow hedges and used to hedge the exposure to the possible rise in interest rates prior to the issuance of the 4.625% Notes. The loss of $2.6 was recorded in AOCI and is being amortized to interest expense over ten years.

At December 31, 2008 and 2007, AOCI includes remaining unamortized losses of $35.2 and $27.9 ($22.9 and $18.1 net of taxes), respectively, resulting from treasury lock agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvna and Venezuelan bolivar. We use foreign currency forward contracts and options to hedge portions of our forecasted foreign currency cash flows resulting from intercompany royalties, and other third-party and intercompany foreign currency transactions where there is a high probability that anticipated exposures will materialize. These contracts have been designated as cash flow hedges.

For the years ended December 31, 2008, 2007 and 2006, the ineffective portion of our cash flow foreign currency derivative instruments and the net gains or losses reclassified from AOCI to earnings for cash flow hedges that had been discontinued because the forecasted transactions were not probable of occurring were not material.

At December 31, 2008, the maximum remaining term over which we were hedging foreign exchange exposures to the variability of cash flows for all forecasted transactions was 12 months. As of December 31, 2008, we expect to reclassify $27.2, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next 12 months due to (a) foreign currency denominated intercompany royalties, (b) intercompany loan settlements and (c) foreign currency denominated purchases or receipts.

For the years ended December 31, 2008 and 2007, cash flow hedges impacted AOCI as follows:

	2008	2007
Net derivative losses at beginning of year	$(17.7)	$(.3)
Net gains on derivative instruments, net of taxes of $8.4 and $12.2	20.3	16.8
Reclassification of net gains to earnings, net of taxes of $3.3 and $2.7	(29.8)	(34.2)

Net derivative losses at end of year, net of taxes of $14.8 and $9.7	$(27.2)	$(17.7)

Certain forward contracts used to manage foreign currency exposure of intercompany loans are not designated as hedges. In these cases, the change in value of the contracts is designed to offset the foreign currency impact of the underlying exposure. The change in fair value of these instruments is immediately recognized in earnings.

We use foreign currency forward contracts and foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of certain of our foreign subsidiaries. At December 31, 2008, we had a Japanese yen-denominated note payable to hedge our net investment in our Japanese subsidiary (see Note 4, Debt and Other Financing). For the years ended December 31, 2008, 2007 and 2006, $33.6, $9.7 and $6.1, respectively, related to the effective portions of these hedges were included in foreign currency translation adjustments within AOCI on the Consolidated Balance Sheets.

At December 31, 2008 and 2007, we held foreign currency forward contracts with fair values of $18.8 and $2.8, respectively, recorded in accounts payable and $8.1 and $0, respectively, recorded in prepaid expenses and other.

Credit and Market Risk

We attempt to minimize our credit exposure to counterparties by entering into interest rate swap and foreign currency forward rate and option agreements only with major international financial institutions with “A” or

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $111.8 at December 31, 2008. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

NOTE 8. Fair Value

Assets and Liabilities Measured at Fair Value

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$17.7	$—	$—	$17.7
Interest-rate swap agreements	—	103.7	—	103.7
Foreign exchange forward contracts	—	8.1	—	8.1

Total	$17.7	$111.8	$—	$129.5

Liabilities:
Interest-rate swap agreements	$—	$16.1	$—	$16.1
Foreign exchange forward contracts	—	18.8	—	18.8

Total	$—	$34.9	$—	$34.9

The available-for-sale securities are held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 11, Employee Benefit Plans). As of December 31, 2008, we have recorded a net unrealized loss of $.3 in accumulated other comprehensive loss, within shareholders’ equity, associated with the available-for-sale securities (see Note 5, Accumulated Other Comprehensive Loss). The foreign exchange forward contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,104.7	$1,104.7	$963.4	$963.4
Available-for-sale securities	17.7	17.7	18.5	18.5
Grantor trust cash and cash equivalents	4.7	4.7	11.0	11.0
Debt maturing within one year	1,031.4	1,038.6	929.5	929.5
Long-term debt, net of related discount or premium	1,456.2	1,346.1	1,167.7	1,178.4
Foreign exchange forward contracts	(10.7)	(10.7)	2.8	2.8
Interest-rate swap and treasury lock agreements	87.6	87.6	(29.0)	(29.0)

The methods and assumptions used to estimate fair value are as follows:

Available-for-sale securities - The fair values of these investments were based on the quoted market prices for issues listed on securities exchanges.

Debt maturing within one year and long-term debt - The fair values of all debt and other financing were determined based on quoted market prices.

Foreign exchange forward contracts - The fair values of forward contracts were based on quoted forward foreign exchange prices at the reporting date.

Interest rate swap and treasury lock agreements - The fair values of interest rate swap and treasury lock agreements were estimated based LIBOR yield curves at the reporting date.

NOTE 9. Share-Based Compensation Plans

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

We have issued stock options, restricted stock, restricted stock units and stock appreciation rights under the 2005 Plan. Stock option awards are granted with an exercise price equal to the closing market price of Avon’s stock at the date of grant; those option awards generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock or restricted stock units generally vest after three years.

We recognized compensation cost of $54.8, $61.6 and $62.9 for stock options, restricted stock, restricted stock units, and stock appreciation rights, all of which was recorded in selling, general and administrative expenses, during the three years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized for share-based arrangements was $18.8, $20.7 and $21.5 during the three years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008 and 2007, we have determined that we have a pool of windfall tax benefits.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions for options granted during the years ended December 31, :

	2008	2007	2006
Risk-free rate(1)	2.3%	4.5%	5.1%
Expected term(2)	4 years	4 years	4 years
Expected volatility(3)	28%	27%	26%
Expected dividends(4)	2.0%	2.1%	2.3%

(1)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(2)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
(3)	Expected volatility is based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.
(4)	Assumes the current cash dividends of $.20, $.185 and $.175 per share each quarter on Avon’s common stock for options granted during 2008, 2007 and 2006, respectively.

The weighted-average grant-date fair values per share of options granted during 2008, 2007 and 2006, were $8.04, $8.41 and $6.75, respectively.

A summary of stock options as of December 31, 2008, and changes during 2008, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	22,648	$33.25
Granted	4,081	38.80
Exercised	(2,895)	27.34
Forfeited	(249)	36.78
Expired	(324)	38.43

Outstanding at December 31, 2008	23,261	$34.85	6.2	$4.9

Exercisable at December 31, 2008	17,000	$33.55	5.2	$4.9

Options granted during 2008 include 600,000 of options with a market condition and we estimated the fair value of these options using a Monte-Carlo simulation model.

At December 31, 2008, there was approximately $23.6 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.6 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2008, 2007 and 2006, were as follows:

	2008	2007	2006
Cash proceeds from stock options exercised	$81.4	$85.5	$32.5
Tax benefit realized for stock options exercised	12.2	16.8	4.1
Intrinsic value of stock options exercised	41.5	50.5	11.7

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of restricted stock and restricted stock units at December 31, 2008, and changes during 2008, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	2,691	$34.71
Granted	760	37.61
Vested	(486)	34.53
Forfeited	(111)	34.83

Nonvested at December 31, 2008	2,854	$35.75

The total fair value of restricted stock and restricted stock units that vested during 2008 was $17.2, based upon market prices on the vesting dates. As of December 31, 2008, there was approximately $34.2 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 10. Shareholders’ Equity

Stock Repurchase Program

In February 2005, our Board approved a five-year, $1,000.0 share repurchase program to begin upon completion of our previous share repurchase program. This $1,000.0 program was completed during December 2007. In October 2007, our Board of Directors approved a five-year $2,000.0 share repurchase program (“$2.0 billion program”) which began in December 2007. We have repurchased approximately 4.7 million shares for $178.5 under the $2.0 billion program through December 31, 2008.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Employee Benefit Plans

Savings Plan

We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the “PSA”), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. In 2008, 2007, and 2006, matching contributions approximating $13.0, $12.8 and $12.7, respectively, were made to the PSA in cash, which were then used by the PSA to purchase Avon shares in the open market.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires, among other things, the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, were recognized as components of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities and related intangible assets were also derecognized upon adoption of the new standard. The adoption of SFAS 158 resulted in a decrease to accumulated other comprehensive loss of $254.7 after taxes at December 31, 2006. The adoption of SFAS 158 had no impact on our Consolidated Statement of Income for the year ended December 31, 2006. SFAS 158’s provisions regarding the change in the measurement date of defined benefit and other postretirement plans had no impact as we were already using a measurement date of December 31 for our pension plans.

Reconciliation of Benefit Obligations, Plan Assets and Funded Status

The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plans				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation:
Beginning balance	$(776.7)	$(830.1)	$(787.0)	$(763.7)	$(176.9)	$(182.2)
Service cost	(17.4)	(25.4)	(16.7)	(19.4)	(3.3)	(3.5)
Interest cost	(45.4)	(47.3)	(41.9)	(38.2)	(10.5)	(10.2)
Actuarial gain (loss)	10.1	22.0	21.8	38.9	(2.3)	14.6
Plan participant contributions	—	—	(2.5)	(3.0)	(8.3)	(8.6)
Benefits paid	103.2	113.0	34.0	35.8	20.8	18.5
Federal subsidy	—	—	—	—	(1.5)	(1.7)
Plan amendments	—	(4.0)	—	(1.1)	—	(1.6)
Settlements/ curtailments	—	(4.4)	13.9	10.3	—	—
Special termination benefits	—	(.5)	—	—	—	—
Foreign currency changes	—	—	136.3	(46.6)	3.7	(2.2)

Ending balance	$(726.2)	$(776.7)	$(642.1)	$(787.0)	$(178.3)	$(176.9)

Change in Plan Assets:
Beginning balance	$713.3	$738.8	$671.0	$573.5	$51.2	$—
Actual return on plan assets	(175.7)	65.3	(112.6)	25.2	(10.7)	1.2
Company contributions	14.7	22.2	40.0	79.4	14.2	58.2
Federal subsidy	—	—	—	—	1.5	1.7
Plan participant contributions	—	—	2.5	3.0	8.3	8.6
Benefits paid	(103.2)	(113.0)	(34.0)	(35.8)	(20.8)	(18.5)
Foreign currency changes	—	—	(128.9)	34.5	—	—
Settlements	—	—	(13.3)	(8.8)	—	—

Ending balance	$449.1	$713.3	$424.7	$671.0	$43.7	$51.2

Funded Status:
Funded status at end of year	$(277.1)	$(63.4)	$(217.4)	$(116.0)	$(134.6)	$(125.7)
Amount Recognized in Balance Sheet:
Other assets	$—	$30.0	$2.2	$10.0	$—	$—
Accrued compensation	(18.2)	(9.2)	(11.6)	(12.6)	(3.9)	(3.7)
Employee benefit plans liability	(258.9)	(84.2)	(208.0)	(113.4)	(130.7)	(122.0)

Net amount recognized	$(277.1)	$(63.4)	$(217.4)	$(116.0)	$(134.6)	$(125.7)

Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$531.4	$342.3	$274.3	$198.0	$41.5	$26.8
Prior service credit	(.6)	(1.5)	(14.6)	(23.5)	(33.4)	(39.8)
Transition obligation	—	—	.4	.6	—	—

Total pretax amount recognized	$530.8	$340.8	$260.1	$175.1	$8.1	$(13.0)

Supplemental Information:
Accumulated benefit obligation	$707.0	$756.3	$605.5	$745.5	N/A	N/A

Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$726.2	$93.3	$639.2	$666.0	N/A	N/A
Fair value plan assets	449.1	—	419.6	539.9	N/A	N/A

Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$726.2	$93.3	$539.4	$658.2	N/A	N/A
Accumulated benefit obligation	707.0	84.4	522.0	640.2	N/A	N/A
Fair value plan assets	449.1	—	332.6	532.9	N/A	N/A

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. pension plans include funded qualified plans and unfunded non-qualified plans. As of December 31, 2008 and 2007, the U.S. qualified pension plans had benefit obligations of $635.6 and $683.3, and plan assets of $449.1 and $713.3, respectively. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost:
Service cost	$17.4	$25.4	$25.8	$16.7	$19.4	$21.4	$3.3	$3.5	$3.4
Interest cost	45.4	47.3	48.4	41.9	38.2	34.2	10.5	10.2	10.5
Expected return on plan assets	(51.7)	(53.6)	(54.5)	(44.3)	(39.7)	(31.1)	(3.3)	(2.3)	—
Amortization of prior service (credit) cost	(1.0)	(1.9)	(2.2)	(1.4)	(1.7)	.2	(6.0)	(6.1)	(6.0)
Amortization of actuarial Losses	28.4	36.0	33.1	10.7	13.9	11.5	.9	1.5	1.9
Amortization of transition obligation	—	—	—	.1	.1	—	—	—	—
Settlements/curtailments	—	4.4	11.2	1.6	(.7)	2.6	—	—	(2.1)
Special termination benefits	—	.5	6.3	—	—	.6	—	—	3.3
Other	—	—	—	.6	(.7)	(.2)	—	—	—

Net periodic benefit cost	$38.5	$58.1	$68.1	$25.9	$28.8	$39.2	$5.4	$6.8	$11.0

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

	Pension Benefits		Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$32.2	$12.1	$2.9
Prior service credit	(.1)	(1.0)	(6.0)
Transition obligation	—	.1	—

Assumptions

Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007	2008	2007
Discount rate	6.05%	6.20%	6.17%	5.56%	6.23%	6.26%
Rate of compensation increase	4.00%	4.00%	3.51%	3.10%	N/A	N/A

The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans, were based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis has increased to 6.11% at December 31, 2008, from 5.88% at December 31, 2007. In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average assumptions used to determine net cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.20%	5.90%	5.50%	5.56%	4.93%	5.01%	6.26%	5.90%	6.33%
Rate of compensation increase	4.00	5.00	6.00	3.10	2.99	3.14	N/A	N/A	N/A
Rate of return on assets	8.00	8.00	8.00	7.31	6.85	6.97	N/A	N/A	N/A

In determining the net cost for the year ended December 31, 2008, the assumed rate of return on assets globally was 7.66%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. plans.

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for determining 2008 net costs for the U.S. plan was 8.0%. Historical rates of return for the U.S. plan for the most recent 10-year and 20-year periods were 2.0% and 7.6%, respectively. In the U.S plan, our asset allocation policy has favored U.S. equity securities, which have lost .7% and returned 8.4%, respectively, over the ten-year and 20-year period.

In addition, the current rate of return assumption for the U.S. plan was based on an asset allocation of approximately 35% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 4% to 6% in the long term) and 65% in equity securities (which are expected to earn approximately 8% to 10% in the long term). Similar assessments were performed in determining rates of return on non-U.S. pension plan assets, to arrive at our weighted-average rate of return of 7.66% for determining 2008 net cost.

Plan Assets

Our U.S. and non-U.S. pension plans target and weighted-average asset allocations at December 31, 2008 and 2007, by asset category were as follows:

	U.S. Plans			Non-U.S. Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year End		Target	at Year End
Asset Category	2009	2008	2007	2009	2008	2007
Equity securities	68%	65%	65%	58%	56%	60%
Debt securities	32	35	35	34	34	32
Other	—	—	—	8	10	8

Total	100%	100%	100%	100%	100%	100%

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash flows

We expect to make contributions in the range of $60 to $100 to our U.S. pension plans and in the range of $20 to $30 to our international pension plans during 2009.

Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits			Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	Gross Payments	Federal Subsidy
2009	$83.8	$35.7	$119.5	$12.3	$1.6
2010	77.8	35.7	113.5	12.7	1.7
2011	66.9	36.3	103.2	13.1	1.8
2012	65.6	36.7	102.3	13.4	1.8
2013	64.3	37.8	102.1	13.6	1.8
2014 – 2018	272.3	202.9	475.2	70.6	9.8

Postretirement Benefits

For 2008, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 8.0% for all claims and will gradually decrease each year thereafter to 5.0% in 2015 and beyond. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

(In millions)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	1.4	(1.3)
Effect on postretirement benefit obligation	14.1	(13.5)

Postemployment Benefits

We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits, continuation of health care benefits and life insurance coverage to eligible former employees after employment but before retirement. At December 31, 2008 and 2007, the accrued cost for postemployment benefits was $74.9 and $57.9, respectively, and was included in employee benefit plans liability.

Supplemental Retirement Programs

We offer the Avon Products, Inc. Deferred Compensation Plan (the “DCP”) for certain key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets, including assets held in a grantor trust, described below, and corporate-owned life insurance policies. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would have been made to the Avon Personal Savings Account Plan (the “PSA”) but that are in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three investment alternatives. Expense associated with the DCP for the years ended December 31, 2008, 2007 and 2006, was $4.6, $6.8 and $6.1, respectively. At December 31, 2008, the accrued cost for the DCP was $94.1 (2007—$98.0) and was included in other liabilities.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. (“SERP”) and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid employees in addition to amounts received under our qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown above and in 2008 amounted to $7.9 (2007—$9.5; 2006—$12.5). The benefit obligation under these programs at December 31, 2008, was $73.1 (2007—$73.7) and was included in employee benefit plans.

We also maintain a Supplemental Life Plan (“SLIP”) under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers.

We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP and for obligations under the DCP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2008	2007
Fixed-income portfolio	$16.3	$16.0
Corporate-owned life insurance policies	40.2	37.8
Cash and cash equivalents	4.7	11.0

Total	$61.2	$64.8

Additionally, we have assets that may be used for other benefit payments. These assets are included in other assets and at December 31 consisted of the following:

	2008	2007
Corporate-owned life insurance policies	$46.3	$60.0
Mutual funds	1.4	2.5

Total	$47.7	$62.5

The assets are recorded at market value, with increases or decreases in the corporate-owned life insurance policies reflected in the Consolidated Statements of Income.

The fixed-income portfolio held in the grantor trust and the mutual funds are classified as available-for-sale securities.

The cost, gross unrealized gains and losses and market value of the available-for-sale securities as of December 31, were as follows:

	2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. government bonds(1)	$—	$—	$—	$—
State and municipal bonds(1)	.6	—	—	.6
Mortgage backed securities(1)	.1	—	—	.1
Other (1)	17.5	—	.5	17.0

Total available-for-sale securities(2)	$18.2	$—	$.5	$17.7

(1)	At December 31, 2008, investments with scheduled maturities in less than two years totaled $.2, two to five years totaled $0, and more than five years totaled $.6.
(2)	At December 31, 2008, there were no investments with unrealized losses in a loss position for greater than 12 months.

Payments for the purchases, proceeds and gross realized gains and losses from the sales of these securities totaled $42.1, $41.4, $.1 and $(.6), respectively, during 2008.

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

For the years ended December 31, 2008 and 2007, unrealized gains on available-for-sale securities impacted accumulated other comprehensive loss as follows:

	2008	2007
Net unrealized gains at beginning of year, net of taxes	$.4	$.3
Net unrealized (losses) gains, net of taxes	(.7)	.1
Reclassification of net gains to earnings, net of taxes	—	—

Net unrealized (losses) gains end of year, net of taxes	$(.3)	$.4

NOTE 12. Segment Information

Our operating segments, which are our reportable segments, are based on geographic operations and include commercial business units in Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. Global expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, and marketing. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as global expenses. We do not allocate to our segments income taxes, foreign exchange gains or losses, or costs of implementing restructuring initiatives related to our global functions. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment. In Europe, our manufacturing facilities primarily support Western Europe, Middle East & Africa and Central & Eastern Europe. In our disclosures of total assets, capital expenditures and depreciation and amortization, we have allocated amounts associated with the European manufacturing facilities between Western Europe, Middle East & Africa and Central & Eastern Europe based upon planned beauty unit volume. A similar allocation is done in Asia where our manufacturing facilities primarily support Asia Pacific and China.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total Revenue & Operating Profit

	2008		2007		2006
	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
Latin America	$3,884.1	$690.3	$3,298.9	$483.1	$2,743.4	$424.0
North America	2,492.7	213.9	2,622.1	213.1	2,554.0	181.6
Central & Eastern Europe,	1,719.5	346.2	1,577.8	296.1	1,320.2	296.7
Western Europe, Middle East & Africa	1,351.7	121.0	1,308.6	33.9	1,123.7	(17.8)
Asia Pacific	891.2	102.4	850.8	64.3	810.8	42.5
China	350.9	17.7	280.5	2.0	211.8	(10.8)

Total from operations	10,690.1	1,491.5	9,938.7	1,092.5	8,763.9	916.2
Global and other expenses	—	(152.2)	—	(219.8)	—	(154.8)

Total	$10,690.1	$1,339.3	$9,938.7	$872.7	$8,763.9	$761.4

Total Assets

	2008	2007	2006
Latin America	$1,657.2	$1,614.4	$1,396.4
North America	899.0	789.1	739.3
Central & Eastern Europe	771.1	970.4	771.0
Western Europe, Middle East & Africa	567.2	615.3	546.1
Asia Pacific	412.5	437.0	392.7
China	318.6	292.3	270.1

Total from operations	4,625.6	4,718.5	4,115.6
Global and other	1,448.4	997.7	1,122.6

Total assets	$6,074.0	$5,716.2	$5,238.2

Capital Expenditures

	2008	2007	2006
Latin America	$116.0	$90.1	$57.4
North America	111.9	77.9	33.0
Central & Eastern Europe	42.2	29.6	13.7
Western Europe, Middle East & Africa	41.6	31.2	33.0
Asia Pacific	24.8	16.6	13.4
China	13.2	9.7	4.5

Total from operations	349.7	255.1	155.0
Global and other	30.8	23.4	19.8

Total capital expenditures	$380.5	$278.5	$174.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and Amortization

	2008	2007	2006
Latin America	$55.5	$49.6	$48.7
North America	37.6	35.0	30.0
Central & Eastern Europe	25.8	19.7	19.8
Western Europe, Middle East & Africa	31.8	26.4	23.1
Asia Pacific	13.3	16.0	10.6
China	5.9	5.8	5.2

Total from operations	169.9	152.5	137.4
Global and other	17.3	19.6	22.2

Total depreciation and amortization	$187.2	$172.1	$159.6

Total Revenue by Major Country

	2008	2007	2006
U.S.	$2,061.8	$2,194.9	$2,157.1
Brazil	1,674.3	1,352.0	1,039.2
All other	6,954.0	6,391.8	5,567.6

Total	$10,690.1	$9,938.7	$8,763.9

A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

Long-Lived Assets by Major Country

	2008	2007	2006
U.S.	$649.3	$465.5	$418.2
Brazil	187.1	197.7	115.5
Colombia	122.5	131.6	145.1
All other	910.2	935.3	800.4

Total	$1,869.1	$1,730.1	$1,479.2

A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. The U.S. and Brazil’s long-lived assets consist primarily of property, plant and equipment related to manufacturing and distribution facilities. Colombia’s long-lived assets consist primarily of goodwill and intangible assets associated with the 2005 acquisition of this business.

Revenue by Product Category

	2008	2007	2006
Beauty(1)	$7,603.7	$6,932.5	$6,019.6
Fashion(2)	1,863.3	1,753.2	1,562.7
Home(3)	1,121.9	1,159.5	1,095.0

Net sales	10,588.9	9,845.2	8,677.3
Other revenue(4)	101.2	93.5	86.6

Total revenue	$10,690.1	$9,938.7	$8,763.9

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear and accessories.
(3)	Home includes gift and decorative products, housewares, entertainment and leisure, children’s and nutritional products.
(4)	Other revenue primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning in the fourth quarter of 2008, we changed our product categories from Beauty, Beauty Plus and Beyond Beauty to Beauty, Fashion and Home.

NOTE 13. Leases and Commitments

Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2008, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2009	$92.3	$106.3
2010	65.9	55.3
2011	47.0	25.8
2012	26.3	17.7
2013	21.5	16.1
Later years	54.8	49.9
Sublease rental income	(31.2)	—

Total	$276.6	$271.1

Rent expense in 2008 was $120.4 (2007—$118.5; 2006—$114.7). Plant construction, expansion and modernization projects with an estimated cost to complete of $430.2 were in progress at December 31, 2008.

NOTE 14. Restructuring Initiatives

2005 Program

In November 2005, we announced a multi-year turnaround plan to restore sustainable growth. As part of our turnaround plan, we launched a restructuring program in late 2005 (the “2005 Program”) and restructuring initiatives under this program include:

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

In January 2008, we announced the final initiatives that are part of the 2005 Program. We expect to record restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. Through December 31, 2008, we have recorded total costs to implement, net of adjustments, of $504.2 ($60.6 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives. We expect to record a majority of the remaining costs by the end of 2009.

2009 Program

In February 2009, we announced a new restructuring program under our multi-year turnaround plan (the “2009 Program”). The restructuring initiatives under the 2009 Program are expected to focus on restructuring our global supply chain operations, realigning certain local business support functions to a more regional basis to drive increased efficiencies, and streamlining transaction-related services, including selective outsourcing. We expect to incur restructuring charges and other costs to implement these initiatives in the range of $300 to $400 before taxes over the next several years.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The actions described above were completed during 2006, except for the move of certain services from markets within Europe to lower cost shared service centers, which was completed during 2008.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Approximately 95% of these charges are expected to result in future cash expenditures, with a majority of the cash payments made during 2008.

Restructuring Charges – 2008

During 2008, we recorded total costs to implement associated with previously approved initiatives that are part of our multi-year restructuring plan of $60.6, and the costs consisted of the following:

•	net charges of $19.1 primarily for severance and pension benefits;

•	implementation costs of $30.5 for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes; and

•	accelerated depreciation of $11.0 associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

Of the total costs to implement, $57.5 was recorded in selling, general and administrative expenses and $3.1 was recorded in cost of sales for 2008.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability balances for the initiatives that have been approved to date are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
2005 Charges	$30.4	$1.4	$8.4	$11.4	$—	$51.6
Cash payments	(.5)	—	—	—	—	(.5)
Non-cash write-offs	(.7)	(1.4)	(8.4)	(11.4)	—	(21.9)
Foreign exchange	—	—	—	—	—	—

Balance December 31, 2005	$29.2	$—	$—	$—	$—	$29.2
2006 Charges	201.2	9.8	.6	.2	6.5	218.3
Adjustments	(13.5)	(.6)	(1.6)	—	(.4)	(16.1)
Cash payments	(112.0)	—	—	—	(5.1)	(117.1)
Non-cash write-offs	(23.0)	(9.2)	1.0	(.2)	—	(31.4)
Foreign exchange	3.0	—	—	—	.1	3.1

Balance December 31, 2006	$84.9	$—	$—	$—	$1.1	$86.0
2007 Charges	117.0	.2	—	—	.8	118.0
Adjustments	(8.0)	—	—	—	—	(8.0)
Cash payments	(47.6)	—	—	—	(1.1)	(48.7)
Non-cash write-offs	(4.9)	(.2)	—	—	—	(5.1)
Foreign exchange	1.8	—	—	—	(.1)	1.7

Balance December 31, 2007	$143.2	$—	$—	$—	$.7	$143.9
2008 Charges	20.5	—	—	—	.8	21.3
Adjustments	(3.1)	—	—	—	.9	(2.2)
Cash payments	(60.7)	—	—	—	(2.1)	(62.8)
Non-cash write-offs	1.0	—	—	—	—	1.0
Foreign exchange	(7.3)	—	—	—	—	(7.3)

Balance December 31, 2008	$93.6	$—	$—	$—	$.3	$93.9

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

The following table presents the restructuring charges incurred to date, net of adjustments, under our multi-year restructuring plan that began in the fourth quarter of 2005, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$344.5	$10.8	$7.4	$11.6	$8.6	$382.9
Charges to be incurred on approved initiatives	21.9	—	—	—	—	21.9

Total expected charges	$366.4	$10.8	$7.4	$11.6	$8.6	$404.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The charges, net of adjustments, of initiatives approved to date by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	1.9	(1.1)	1.7	19.0	.6	—	(3.0)	19.1

Charges recorded to date	$54.9	$74.6	$14.3	$140.9	$45.3	$7.6	$45.3	$382.9
Charges to be incurred on approved initiatives	4.3	3.3	.1	1.8	10.3	—	2.1	21.9

Total expected charges	$59.2	$77.9	$14.4	$142.7	$55.6	$7.6	$47.4	$404.8

As noted previously, we expect to record total costs to implement of approximately $530 and in the range of $300 to $400 before taxes for restructuring initiatives under the 2005 and 2009 programs, respectively, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement such as consulting other professional services, and accelerated depreciation.

NOTE 15. Contingencies

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $86.6 at the exchange rate on December 31, 2008, plus penalties and accruing interest totaling approximately $162.0 at the exchange rate on December 31, 2008. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 76% of the total assessment, or $189.1 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $59.4) were not affected and are awaiting a decision at the first administrative level. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $120.2 at the exchange rate on December 31, 2008, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $267.3 at the exchange rate on December 31, 2008, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. The assessments issued in 2003 and 2004 are awaiting a decision at the second administrative level. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In August 2005, we reported the filing of a complaint in a shareholder derivative action purportedly brought on behalf of Avon entitled Robert L. Garber, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. as defendants, and Avon Products, Inc. as nominal defendant. An amended complaint was filed in this action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. Securities Litigation naming certain of our officers and directors. The amended complaint alleges that defendants’ violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between February 2004 and the present, have caused losses to Avon. In February 2006, we filed a motion to dismiss the amended complaint, asserting, among other things, that it failed to state a claim upon which relief may be granted, and the plaintiff opposed that motion. In February 2009, plaintiff Garber filed an unopposed motion for voluntary dismissal of the action, which the court granted by order dated February 13, 2009.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2008, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2007	$94.9	$37.8	$8.8	$10.4	$70.3	$222.2
Adjustments	—	.3	—	—	—	.3
Foreign exchange	—	(4.8)	—	2.0	4.8	2.0

Balance at December 31, 2008	$94.9	$33.3	$8.8	$12.4	$75.1	$224.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets

	2008		2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.4	$(25.6)	$37.9	$(18.4)
Licensing agreements	42.4	(28.3)	41.2	(19.9)
Noncompete agreements	7.4	(5.7)	8.4	(5.6)

Total	$88.2	$(59.6)	$87.5	$(43.9)

Aggregate Amortization Expense:
2008	$16.4
2007	16.4
2006	19.5
Estimated Amortization Expense:
2009	$14.0
2010	2.0
2011	2.0
2012	2.0
2013	2.0

NOTE 17. Supplemental Balance Sheet Information

At December 31, 2008 and 2007, prepaid expenses and other included the following

	2008	2007
Deferred tax assets (Note 6)	$194.6	$261.4
Receivables other than trade	127.1	134.4
Prepaid taxes and tax refunds receivable	156.5	108.9
Prepaid brochure costs, paper and other literature	126.0	104.9
Short-term investments	40.1	—
Other	112.2	105.6

Prepaid expenses and other	$756.5	$715.2

At December 31, 2008 and 2007, other assets included the following:

	2008	2007
Deferred tax assets (Note 6)	$502.5	$272.9
Goodwill (Note 16)	224.5	222.2
Intangible assets (Note 16)	28.6	43.6
Pension assets (Note 11)	2.2	40.0
Investments (Note 11)	108.9	127.3
Deferred software (Note 1)	98.3	95.9
Interest-rate swap agreements (Note 8)	103.7	16.4
Other	104.5	104.3

Other assets	$1,173.2	$922.6

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Results of Operations by Quarter (Unaudited)

2008	First	Second	Third	Fourth	Year
Total revenue	$2,501.7	$2,736.1	$2,644.7	$2,807.6	$10,690.1
Gross profit	1,578.0	1,742.7	1,669.7	1,750.6	6,741.0
Operating profit	296.2	373.9	297.1	372.1	1,339.3
Income before taxes and minority interest	278.6	344.4	279.2	336.1	1,238.3
Income before minority interest	186.2	237.0	224.7	227.7	875.6
Net income	184.7	$235.6	222.6	232.4	875.3

Earnings per share
Basic	$.43	$.55	$.52	$.55	$2.05	(1)
Diluted	$.43	$.55	$.52	$.54	$2.04	(1)

2007	First	Second	Third	Fourth	Year
Total revenue	$2,185.3	$2,328.8	$2,349.1	$3,075.5	$9,938.7
Gross profit	1,352.7	1,407.8	1,460.1	1,776.9	5,997.5
Operating profit	237.8	186.9	223.5	224.5	872.7
Income before taxes and minority interest	223.0	167.9	207.7	197.5	796.1
Income before minority interest	150.6	113.7	139.1	129.9	533.3
Net income	$150.0	$112.7	$139.1	$128.9	$530.7

Earnings per share

Basic	$.34	$.26	$.32	$.30	$1.22	(1)
Diluted	$.34	$.26	$.32	$.30	$1.21	(1)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.

First, second, third and fourth quarter 2008 include costs to implement restructuring initiatives of $25.5, $13.3, $14.4, and $7.4, respectively, of which $0, $.3, $2.6, and $.2 are reflected in cost of sales, respectively, and $25.5, $13.0, $11.8, and $7.2 are reflected in selling, general and administrative expenses, respectively. Second quarter 2008 includes benefits of approximately $13, from changes in estimates to our disposition policy under our Product Line Simplifications (“PLS”) program.

First, second, third and fourth quarter 2007 include costs to implement restructuring initiatives of $9.7, $20.5, $27.2, and $100.9, respectively, of which $.7, $0, ($.4), and $.7 are reflected in cost of sales, respectively, and $9.0, $20.5, $27.6, and $100.2 are reflected in selling, general and administrative expenses, respectively. First, second, third and fourth quarter 2007 include costs related to our PLS program of $17.3, $60.9, $5.9 and $103.7, respectively.

NOTE 19. Subsequent Events

On February 3, 2009, we announced an increase in our quarterly cash dividend to $.21 per share from $.20 per share. The first dividend at the new rate will be paid on March 2, 2009, to shareholders of record on February 17, 2009. With this increase, the indicated annual dividend rate is $.84 per share.

In February 2009, we announced a new restructuring program under our multi-year turnaround plan. The restructuring initiatives under the new program are expected to focus on restructuring our global supply chain operations, realigning certain local business support functions to a more regional basis to drive increased efficiencies, and streamlining transaction-related services, including selective outsourcing. We expect to incur restructuring charges and other costs to implement these initiatives in the range of $300 to $400 before taxes over the next several years.

SCHEDULE II

AVON PRODUCTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2008, 2007 and 2006

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2008
Allowance for doubtful accounts receivable	$109.0	$195.5		—	$202.5	(1)	$102.0
Allowance for sales returns	32.1	—		369.3	375.6	(2)	25.8
Allowance for inventory obsolescence	216.9	80.8		—	199.5	(3)	98.2
Deferred tax asset valuation allowance	278.3	5.8	(4)	—		(5)	$284.1

2007
Allowance for doubtful accounts receivable	$91.1	$164.1		$—	$146.2	(1)	$109.0
Allowance for sales returns	28.0	—		338.1	334.0	(2)	32.1
Allowance for inventory obsolescence	125.0	280.6		—	188.7	(3)	216.9
Deferred tax asset valuation allowance	234.1	62.9	(4)	—	18.7	(5)	278.3

2006
Allowance for doubtful accounts receivable	$85.8	$144.7		$—	$139.4	(1)	$91.1
Allowance for sales returns	24.3	—		295.0	291.3	(2)	28.0
Allowance for inventory obsolescence	82.4	179.7		—	137.1	(3)	125.0
Deferred tax asset valuation allowance	145.2	88.9	(4)	—	—		234.1

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.
(2)	Returned product destroyed and foreign currency translation adjustment.
(3)	Obsolete inventory destroyed and foreign currency translation adjustment.
(4)	Increase in valuation allowance for tax loss carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be utilized in the future.
(5)	Release of valuation allowance on deferred tax assets that are more likely than not to be utilized in the future.