Form 10-Q
period 2009-03-31
AVON PRODUCTS INC
filed 2009-05-05
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

(212) 282-5000

(Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock (par value $.25) outstanding at April 30, 2009 was 426,907,237.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2009	2008
Net sales	$2,157.7	$2,477.9
Other revenue	22.1	23.8

Total revenue	2,179.8	2,501.7
Costs, expenses and other:
Cost of sales	811.2	923.7
Selling, general and administrative expenses	1,200.2	1,281.8

Operating profit	168.4	296.2

Interest expense	24.8	26.1
Interest income	(7.3)	(9.2)
Other expense, net	4.2	0.7

Total other expenses	21.7	17.6

Income before taxes	146.7	278.6
Income taxes	(29.2)	(92.4)

Net income	117.5	186.2
Net income attributable to noncontrolling interest	(0.2)	(1.5)

Net income attributable to Avon	$117.3	$184.7

Earnings per share:
Basic	$.27	$.43
Diluted	$.27	$.43

Cash dividends per common share	$.21	$.20

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$1,602.4	$1,104.7
Accounts receivable, net	653.9	687.8
Inventories	1,047.5	1,007.9
Prepaid expenses and other	745.7	756.5

Total current assets	4,049.5	3,556.9

Property, plant and equipment, at cost	2,382.2	2,439.9
Less accumulated depreciation	(1,075.6)	(1,096.0)

	1,306.6	1,343.9
Other assets	1,130.3	1,173.2

Total assets	$6,486.4	$6,074.0

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$871.2	$1,031.4
Accounts payable	651.0	724.3
Accrued compensation	199.0	234.4
Other accrued liabilities	544.5	581.9
Sales and taxes other than income	208.4	212.2
Income taxes	104.1	128.0

Total current liabilities	2,578.2	2,912.2

Long-term debt	2,294.1	1,456.2
Employee benefit plans	656.7	665.4
Long-term income taxes	163.3	168.9
Other liabilities	147.8	159.0

Total liabilities	$5,840.1	$5,361.7

Contingencies (Note 5)

Shareholders’ Equity
Common stock	$185.9	$185.6
Additional paid-in capital	1,890.5	1,874.1
Retained earnings	4,146.0	4,118.9
Accumulated other comprehensive loss	(1,067.7)	(965.9)
Treasury stock, at cost	(4,543.3)	(4,537.8)

Total Avon shareholders’ equity	611.4	674.9

Noncontrolling interest	34.9	37.4

Total shareholders’ equity	$646.3	$712.3

Total liabilities and shareholders’ equity	$6,486.4	$6,074.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In millions	2009	2008
Cash Flows from Operating Activities
Net income attributable to Avon	$117.3	$184.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.8	44.0
Provision for doubtful accounts	47.9	46.4
Provision for obsolescence	24.8	22.7
Share-based compensation	17.3	17.7
Deferred income taxes	1.3	2.7
Other	18.5	13.3
Changes in assets and liabilities:
Accounts receivable	(32.3)	29.3
Inventories	(106.6)	(118.9)
Prepaid expenses and other	(9.4)	(42.6)
Accounts payable and accrued liabilities	(111.0)	(198.5)
Income and other taxes	(50.5)	(26.4)
Noncurrent assets and liabilities	(20.8)	(15.4)

Net cash used by operating activities	(60.7)	(41.0)

Cash Flows from Investing Activities
Capital expenditures	(51.1)	(61.1)
Disposal of assets	1.6	2.8
Purchases of investments	(0.1)	(4.6)
Proceeds from sale of investments	45.7	4.3

Net cash used by investing activities	(3.9)	(58.6)

Cash Flows from Financing Activities*
Cash dividends	(89.5)	(91.5)
Debt, net (maturities of three months or less)	(69.4)	(337.8)
Proceeds from debt	883.0	513.9
Repayment of debt	(134.4)	(59.6)
Proceeds from exercise of stock options	0.2	16.0
Excess tax benefit realized from share-based compensation	(0.1)	2.6
Repurchase of common stock	(1.5)	(63.9)

Net cash provided (used) by financing activities	588.3	(20.3)

Effect of exchange rate changes on cash and equivalents	(26.0)	49.1

Net increase (decrease) in cash and equivalents	497.7	(70.8)
Cash and equivalents at beginning of year	1,104.7	963.4

Cash and equivalents at end of period	$1,602.4	$892.6

*	Non-cash financing activities in 2009 and 2008 included the change in fair market value of interest-rate swap agreements of $(4.4) and $11.7, respectively. Non-cash financing activities in 2009 also includes $4.5 million of shares that were repurchased by us in connection with employees using shares to pay withholding taxes upon the vesting of their restricted stock units. The withholding taxes were not settled at March 31, 2009.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States. We consistently applied the accounting policies described in our 2008 Annual Report on Form 10-K (“2008 Form 10-K”) in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2008 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.

We have reclassified some prior year amounts in the consolidated financial statements and accompanying notes for comparative purposes. We reclassified $7.8 from accounts receivable to prepaid expenses and other on the Consolidated Statements of Cash Flows for the three months ended March 31, 2008.

New Accounting Standards Implemented

Effective January 1, 2009, we adopted the provisions of SFAS 157, Fair Value Measurements (“SFAS 157”), as it relates to non-recurring, nonfinancial assets and liabilities. The adoption of these provisions of SFAS 157 did not have an impact on our Consolidated Financial Statements.

Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”), which changes, among other things, the disclosure requirements for derivative instruments and hedging activities. We are required to provide enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance. See Note 12, Derivative Instruments and Hedging Activities.

Effective January 1, 2009, we adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. Prior period EPS was adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the calculation of basic or diluted earnings per share. See Note 2, Earnings Per Share and Share Repurchases.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”), which changed how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), which changed the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. As a result of the adoption of SFAS 160, we reclassified minority interest liabilities of $37.4 from other liabilities to equity on the Consolidated Balance Sheet for the year ended December 31, 2008.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement requires disclosures about fair value of financial instruments, previously only required in annual financial statements, to also be included in interim financial statements. This statement is effective for interim reporting periods ending after June 15, 2009. We will adopt this standard June 30, 2009.

2. EARNINGS PER SHARE AND SHARE REPURCHASES

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units which contain non-forfeitable rights to dividend equivalents.

(shares in millions)	Three Months Ended March 31,
Components of Basic and Diluted Earnings per Share	2009	2008
Numerator:
Net income attributable to Avon	$117.3	$184.7
Less: Earnings allocated to participating securities	(1.1)	(1.1)

Net income allocated to common shareholders	116.2	183.6
Denominator:
Basic EPS weighted-average shares outstanding	426.37	426.79
Diluted effect of assumed conversion of stock options	0.08	2.43

Diluted EPS adjusted weighted-average shares outstanding	426.45	429.22

Earnings per Common Share:
Basic EPS	$.27	$.43
Diluted EPS	$.27	$.43

At March 31, 2009 and 2008, we did not include stock options to purchase 22.1 million shares and 8.2 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 0.3 million shares of Avon common stock for $6.0 during the first three months of 2009, as compared to approximately 1.7 million shares of Avon common stock for $64.7 during the first three months of 2008 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

3. INVENTORIES

Components of Inventories	March 31, 2009	December 31, 2008
Raw materials	$311.3	$292.7
Finished goods	736.2	715.2

Total	$1,047.5	$1,007.9

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net Periodic Benefit Costs	2009	2008	2009	2008	2009	2008
Service cost	$2.8	$4.9	$3.5	$4.3	$0.9	$1.0
Interest cost	10.8	11.6	9.5	10.7	2.8	2.8
Expected return on plan assets	(11.3)	(12.5)	(8.6)	(11.9)	(.6)	(.6)
Amortization of prior service credit	(.1)	(.3)	(.2)	(.4)	(1.5)	(1.5)
Amortization of actuarial losses	8.1	8.7	2.9	2.8	.7	.4

Net periodic benefit costs	$10.3	$12.4	$7.1	$5.5	$2.3	$2.1

We previously disclosed in our financial statements for the year ended December 31, 2008, that we expected to contribute approximately $60 to $100 and $20 to $30 to our U.S. and non-U.S. pension plans, respectively, in 2009. As of March 31, 2009, we made approximately $6 and $3 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $54 to $94 and $17 to $27 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2009. Our funding requirements may be impacted by regulations or interpretations thereof.

5. CONTINGENCIES

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $91.5 at the exchange rate on March 31, 2009, plus penalties and accruing interest totaling approximately $171.1 at the exchange rate on March 31, 2009. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 76% of the total assessment, or $200.8 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $61.8) were not affected and are awaiting a decision at the first administrative level. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $125.0 at the exchange rate on March 31, 2009, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $278.3 at the exchange rate on March 31, 2009, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. The assessments issued in 2003 and 2004 are awaiting a decision at the second administrative level. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

Kendall v. Employees’ Retirement Plan of Avon Products and the Retirement Board is a purported class action commenced in April 2003 in the United States District Court for the Southern District of New York. Plaintiff is a retired employee of Avon who, before retirement, had been on paid disability leave for approximately 19 years. The initial complaint alleged that the Employees’ Retirement Plan of Avon Products (the “Retirement Plan”) violated the Employee Retirement Income Security Act (“ERISA”) and, as a consequence, unlawfully reduced the amount of plaintiff’s pension. Plaintiff sought a reformation of the Retirement Plan and recalculation of benefits under the terms of the Retirement Plan, as reformed for plaintiff and for the

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

purported class. In November 2003, plaintiff filed an amended complaint alleging additional Retirement Plan violations of ERISA and seeking, among other things, elimination of a social security offset in the Retirement Plan. The purported class includes “all Plan participants, whether active, inactive or retired, and their beneficiaries and/or Estates, with one hour of service on or after January 1, 1976, whose accrued benefits, pensions or survivor’s benefits have been or will be calculated and paid based on the Plan’s unlawful provisions.” In February 2004, we filed a motion to dismiss the amended complaint. In September 2007, the trial court granted our motion to dismiss and this decision was affirmed on appeal by the United States Court of Appeals for the Second Circuit in March 2009. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In August 2005, we reported the filing of class action complaints for alleged violations of the federal securities laws in actions entitled Nilesh Patel v. Avon Products, Inc. et al. and Michael Cascio v. Avon Products, Inc. et al., respectively, which subsequently have been consolidated. A consolidated amended class action complaint for alleged violations of the federal securities laws was filed in the consolidated action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. Securities Litigation naming Avon, an officer and two officer/directors. The consolidated action, brought on behalf of purchasers of our common stock between February 3, 2004 and September 20, 2005, seeks damages for alleged false and misleading statements “concerning Avon’s operations and performance in China, the United States . . . and Mexico.” The consolidated amended complaint also asserts that during the class period certain officers and directors sold shares of our common stock. In February 2006, we filed a motion to dismiss the consolidated amended class action complaint, asserting, among other things, that it failed to state a claim upon which relief may be granted, and the plaintiffs have opposed that motion. In March 2009, the Court granted our motion to dismiss the consolidated amended complaint with prejudice.

In August 2005, we reported the filing of a complaint in a shareholder derivative action purportedly brought on behalf of Avon entitled Robert L. Garber, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. as defendants, and Avon Products, Inc. as nominal defendant. An amended complaint was filed in this action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. Securities Litigation naming certain of our officers and directors. The amended complaint alleges that defendants’ violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between February 2004 and the present, have caused losses to Avon. In February 2006, we filed a motion to dismiss the amended complaint, asserting, among other things, that it failed to state a claim upon which relief may be granted, and the plaintiff opposed that motion. In February 2009, plaintiff Garber filed an unopposed motion for voluntary dismissal of the action, which the Court granted by orders dated February 13, 2009 and March 16, 2009.

In October 2005, we reported the filing of class action complaints for alleged violations of the Employee Retirement Income Security Act (“ERISA”) in actions entitled John Rogati v. Andrea Jung, et al. and Carolyn Jane Perry v. Andrea Jung, et al., respectively, which subsequently have been consolidated. A consolidated class action complaint for alleged violations of ERISA was filed in the consolidated action in December 2005 in the United States District Court for the Southern District of New York (Master File Number 05-CV-06803) under the caption In re Avon Products, Inc. ERISA Litigation naming Avon, certain officers, Avon’s Retirement Board and others. The consolidated action purports to be brought on behalf of the Avon Products, Inc. Personal Savings Account Plan and the Avon Products, Inc. Personal Retirement Account Plan (collectively the “Plan”) and on behalf of participants and beneficiaries of the Plan “for whose individual accounts the Plan purchased or held an interest in Avon Products, Inc. . . . common stock from February 20, 2004 to the present.” The consolidated complaint asserts breaches of fiduciary duties and prohibited transactions in violation of ERISA arising out of, inter alia, alleged false and misleading public statements regarding Avon’s business made during the class period and investments in Avon stock by the Plan and Plan participants. In February 2006, we filed a motion to dismiss the consolidated complaint, asserting that it failed to state a claim upon which relief may be granted, and the plaintiffs have opposed that motion. In March 2009, the Court granted our motion to dismiss the consolidated complaint with prejudice.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2009, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended March 31,
Components of Comprehensive Income	2009	2008
Net income	$117.5	$186.2
Foreign currency translation adjustments	(109.8)	89.3
Change in unrealized gains from available-for-sale securities	—	(.2)
Change in derivative losses on cash flow hedges	1.0	(7.9)
Adjustments for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	7.0	6.3

Comprehensive income	15.7	273.7
Less: comprehensive income attributable to noncontrolling interest	(2.5)	2.7

Comprehensive income attributable to Avon	$13.2	$276.4

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
	2009		2008
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$794.0	$88.2	$864.3	$120.6
North America	525.7	22.5	593.6	63.9
Central & Eastern Europe	321.4	48.3	421.6	93.1
Western Europe, Middle East & Africa	243.2	6.0	317.0	19.3
Asia Pacific	199.6	15.2	217.4	23.0
China	95.9	13.5	87.8	13.6

Total from operations	2,179.8	193.7	2,501.7	333.5
Global and other	—	(25.3)	—	(37.3)

Total	$2,179.8	$168.4	$2,501.7	$296.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31,
	2009	2008
Beauty(1)	$1,562.3	$1,779.8
Fashion(2)	388.7	467.7
Home(3)	206.7	230.4

Net sales	$2,157.7	2,477.9
Other revenue(4)	22.1	23.8

Total revenue	$2,179.8	$2,501.7

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear and accessories.
(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products.
(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

At March 31, 2009 and December 31, 2008, prepaid expenses and other included the following:

	March 31, 2009	December 31, 2008
Deferred tax assets	$202.2	$194.6
Receivables other than trade	118.5	127.1
Prepaid taxes and tax refunds receivable	160.9	156.5
Prepaid brochure costs, paper and other literature	114.0	126.0
Short-term investments	37.2	40.1
Other	112.9	112.2

Prepaid expenses and other	$745.7	$756.5

At March 31, 2009 and December 31, 2008, other assets included the following:

Components of Other Assets	March 31, 2009	December 31, 2008
Deferred tax assets	$502.7	$502.5
Goodwill (Note 10)	220.1	224.5
Intangible assets (Note 10)	25.0	28.6
Investments	63.6	108.9
Deferred software	102.2	98.3
Interest-rate swap agreements (Note 11 and 12)	102.0	103.7
Other	114.7	106.7

Other assets	$1,130.3	$1,173.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

9. RESTRUCTURING INITIATIVES

2005 Restructuring Program

In November 2005, we announced a multi-year turnaround plan to restore sustainable growth. As part of our turnaround plan we launched a restructuring program in late 2005 (the “2005 Restructuring Program”). Restructuring initiatives under this program include:

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

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $508.7 ($4.5 in the first three months of 2009, $60.6 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges – First Quarter 2009

During the first quarter of 2009, we recorded net charges of $(1.8) associated with previously approved initiatives that are part of our 2005 Restructuring Program. We also incurred implementation costs of $4.4 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations, and recorded accelerated depreciation of $1.9 associated with our initiatives to realign certain distribution operations, resulting in total costs to implement during the first quarter of 2009 of $4.5. These costs to implement were recorded in selling, general and administrative expenses.

Restructuring Charges – First Quarter 2008

During the first quarter of 2008, we recorded net charges of $13.8 associated with initiatives that were part of our 2005 Restructuring Program. We also incurred implementation costs of $10.1 for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes, and recorded accelerated depreciation of $1.6 associated with our initiatives to realign certain distribution operations, resulting in total costs to implement during the first quarter of 2008 of $25.5. These costs to implement were recorded in selling, general and administrative expenses.

The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2008	$93.6	$—	$—	$—	$.3	$93.9
2009 Charges	.7	—	—	—	—	.7
Adjustments	(3.1)	—	—	—	—	(3.1)
Cash payments	(16.5)	—	—	—	(.2)	(16.7)
Non-cash write-offs	.6	—	—	—	—	.6
Foreign exchange	(2.6)	—	—	—	—	(2.6)

Balance March 31, 2009	$72.7	$—	$—	$—	$.1	$72.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program that began in the fourth quarter of 2005, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$342.7	$10.8	$7.4	$11.6	$8.6	$381.1
Charges to be incurred on approved initiatives	20.6	—	—	—	—	20.6

Total expected charges	$363.3	$10.8	$7.4	$11.6	$8.6	$401.7

The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	1.9	(1.1)	1.7	19.0	.6	—	(3.0)	19.1
2009	.4	.2	—	(1.4)	.6	—	(1.6)	(1.8)

Charges recorded to date	$55.3	$74.8	$14.3	$139.5	$45.9	$7.6	$43.7	$381.1
Charges to be incurred on approved initiatives	3.9	3.0	.1	1.8	9.7	—	2.1	20.6

Total expected charges	$59.2	$77.8	$14.4	$141.3	$55.6	$7.6	$45.8	$401.7

As noted previously, we expect to record total costs to implement of approximately $530 before taxes for all restructuring initiatives under the 2005 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

2009 Restructuring Program

In February 2009, we announced a new restructuring program (the “2009 Restructuring Program”) which targets increasing levels of efficiency and organizational effectiveness across the Company’s global operations. The 2009 Program initiatives are expected to include:

•	restructuring the Company’s global supply chain operations;

•	realigning certain local business support functions to a more regional basis to drive increased efficiencies; and

•	streamlining transaction related services, including selective outsourcing.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $400 before taxes over the next several years, with implementation anticipated to begin in 2009 and to be completed by 2012-2013.

Restructuring Charges – First Quarter 2009

During the first quarter of 2009, we recorded charges and related liability of $7.1 associated with approved initiatives that are part of the 2009 Restructuring Program. The liability balances for the initiatives that have been approved to date all relate to employee-related costs. The approved initiatives primarily relate to the realignment of certain supply chain and marketing functions. We also incurred implementation costs of $2.9 for professional service fees relating to initiatives currently being assessed. These costs to implement were recorded in selling, general and administrative expenses.

The charges of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
Charges recorded to date	$.2	$1.6	$1.7	$.5	$.1	$—	$3.0	$7.1
Charges to be incurred on approved initiatives	—	—	.2	—	.4	—	—	.6

Total expected charges on approved initiatives	$.2	$1.6	$1.9	$.5	$.5	$—	$3.0	$7.7

As noted previously, we expect to record total costs to implement in the range of $300 to $400 million before taxes for all restructuring initiatives under the 2009 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the table above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the table above as total expected charges on approved initiatives represents charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the table above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

	Latin America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Total
Balance at December 31, 2008	$94.9	$8.8	$33.3	$12.4	$75.1	$224.5
Adjustments	—	—	—	—	—	—
Foreign exchange	—	(1.5)	(2.2)	(.8)	.1	(4.4)

Balance at March 31, 2009	$94.9	$7.3	$31.1	$11.6	$75.2	$220.1

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Intangible assets

	March 31, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.4	$(26.9)	$38.4	$(25.6)
Licensing agreements	42.4	(30.6)	42.4	(28.3)
Noncompete agreements	7.4	(5.7)	7.4	(5.7)

Total	$88.2	$(63.2)	$88.2	$(59.6)

Estimated Amortization Expense:
2009	$14.0
2010	2.0
2011	2.0
2012	2.0
2013	2.0

Aggregate amortization expense during the three months ended March 31, 2009 and 2008 was $3.6 and $4.3, respectively.

11. FAIR VALUE

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities, which was adopted as of January 1, 2009 with no impact. The adoption of SFAS 157 did not have a material impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on our own assumptions.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$17.6	—	—	$17.6
Interest-rate swap agreements	—	$102.0	—	102.0
Foreign exchange forward contracts	—	3.0	—	3.0

Total	$17.6	$105.0	—	$122.6

Liabilities:
Interest-rate swap agreements	—	$16.2	—	$16.2
Foreign exchange forward contracts	—	22.1	—	22.1

Total	—	$38.3	—	$38.3

The fair values of our available-for-sale securities are based on quoted prices. The fair values of our interest-rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of our foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date.

The available-for-sale securities are held in a trust in order to fund future benefit payments for non-qualified retirement plans. As of March 31, 2009, we have recorded a net unrealized gain of $0.3 in accumulated other comprehensive loss, within shareholders’ equity, associated with the available-for-sale securities. The foreign exchange forward contracts and interest-rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2009:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$82.0	Other Liabilities	—
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	$7.1

Total derivatives designated as hedges		$82.0		$7.1

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$20.0	Other Liabilities	$16.2
Foreign exchange forward contracts	Prepaid expenses and other	3.0	Accounts Payable	15.0

Total derivatives not designated as hedges		$23.0		$31.2

Total derivatives		$105.0		$38.3

When we become a party to a derivative instrument, we designate the instrument as a fair value hedge, a cash flow hedge, a net investment hedge, or a non-hedge.

We assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. When we determine that a derivative is not highly effective as a hedge, hedge accounting is

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in AOCI to earnings.

Interest Rate Risk

We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. These agreements are designated as fair value hedges. At March 31, 2009, we held interest-rate swap agreements that effectively converted approximately 53% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2009, was approximately 60%.

At March 31, 2009, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,290. During the three months ended March 31, 2009, we recorded a net loss of $3.1 in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal gain in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At March 31, 2009, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $650. During the three months ended March 31, 2009, we recorded a net loss of $1.3 in other expense, net associated with these undesignated interest-rate swap agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2009, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $250 for the euro, the Hungary forint, the Peru new sol, the Czech Republic koruna, the Romania leu, the Slovakia koruna, the Australian dollar, the New Zealand dollar, the Polish zloty and the British pound.

We use foreign exchange forward contracts to hedge portions of our forecasted foreign currency cash flows resulting from intercompany royalties, and other third-party and intercompany foreign currency transactions where there is a high probability that anticipated exposures will materialize. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The ineffective portion of the gain or loss on the derivative is recorded in other expense, net. During the first quarter of 2009 there was no ineffectiveness reported. The effective portion of these hedges resulted in a loss of $3.9 being recognized in AOCI and subsequently reclassed from AOCI to cost of sales to offset a gain on the item being hedged during the three months ended March 31, 2009.

We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three months ended March 31, 2009, we recorded a loss of $13.4 in other expense, net related to these undesignated foreign exchange forward contracts, which offset gains on the intercompany loans caused by changes in foreign currency exchange rates.

We have used foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of a foreign subsidiary. A loss of $1.6 on the foreign currency-denominated debt was effective as a hedge of the net assets of the foreign subsidiary and was recorded in AOCI. During the three months ended March 31, 2009, the ineffective portion of the loss was $.3 on the foreign currency-denominated debt and was recorded in other expense, net.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

13. DEBT AND FINANCIAL INSTRUMENTS

In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014 (the “2014 Notes”). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.500%, payable semi-annually, and mature on March 1, 2019. A portion of the net proceeds from the offering of $837.6 were used to repay some of the outstanding indebtedness under our commercial paper program. The remaining net proceeds are to be used for general corporate purposes, including expected reductions of borrowings under our commercial paper program. In connection with the offering of the 2014 Notes, we entered into five-year interest-rate swap agreements with notional amounts totaling $500.0 to effectively convert the fixed interest rate on the 2014 Notes to a variable interest rate, based on LIBOR.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At March 31, 2009, we were in compliance with all covenants in our indentures.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 66 countries and territories, including the United States, and distribute products in 44 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We centrally manage global Brand Marketing, Supply Chain and Sales organizations. Product categories include: Beauty, which consists of cosmetics, fragrances, skin care and toiletries (“CFT”); Fashion, which consists of fashion jewelry, watches, apparel, footwear and accessories; and Home, which consists of gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type. Sales are made to the ultimate consumer principally through direct selling by approximately 5.8 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.

We view the geographic diversity of our businesses as a strategic advantage in part because it allows us to participate in higher growth beauty markets internationally. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets we seek to achieve higher growth targets. During 2008, approximately 80% of our consolidated revenue was derived from operations outside the U.S. When we first penetrate a market, we typically experience high growth rates and, as we reach scale in that market, growth rates generally decline.

During the first quarter of 2009, revenues decreased 13%, impacted by unfavorable foreign exchange and the depressed economy. Local currency revenue increased 3%, with increases in Latin America, Central & Eastern Europe, Asia Pacific and China. Sales from products in the Beauty category decreased 12%, due to unfavorable foreign exchange. On a local currency basis, sales of products in the Beauty category increased 5% due to a 2% increase in units and 3% increase in net per unit. Active Representatives increased 7%. Unfavorable foreign exchange lowered operating margin by an estimated 4 points year over year, approximately 3 points from foreign-exchange transaction and approximately 1 point from foreign-exchange translation. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

We expect that the global economic pressures and negative impact of foreign currency will continue or could worsen in the foreseeable future and 2009 will be a challenging year. Given the current macro-economic environment, we expect that revenue growth in 2009 will be somewhat lower than our long-term revenue growth, which is expected to average mid-single digits, excluding the impact of foreign exchange. We also expect that operating margin in 2009 will continue to be pressured by the unfavorable impacts of foreign exchange, both foreign currency translation and the impact of transaction losses caused by changes in foreign exchange. Operating margin will also be negatively impacted by additional restructuring charges during 2009. We believe benefits from our strategic sourcing initiative (“SSI”) program, focusing on manufacturing productivity, changing sourcing of raw materials and finished goods to help mitigate foreign exchange impacts, and some softening in commodity costs will help to partially offset the negative impact of foreign exchange. We will continue to look for ways to transform our cost structure and intend to reduce non-strategic spending during 2009, while continuing our strategies of investing in advertising and our Representatives, which we continue to expect will remain constant as a percent of revenue for the full year on a combined basis. We will also continue to offer an increased assortment of “smart value” products, which are quality products at affordable price points, and promoting our Representative earnings opportunity to a wider audience.

We believe that our operating cash flow and global cash balances of $1.6 billion, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to look beyond the anticipated 2009 challenges and continue our focus on long-term sustainable, profitable growth.

Our strategic initiatives include advertising and representative value proposition (“RVP”) investments, the product line simplification initiative (“PLS”), SSI, enterprise resource planning system, zero-overheard-growth philosophy and sales and operation planning process. We are also implementing restructuring initiatives under the 2005 and 2009 Restructuring

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Programs. For a description of these initiatives, please refer to Item 7 of our 2008 Annual Report on Form 10-K (“2008 Form 10-K”). With regards to our four major initiatives, SSI, PLS and the two restructuring programs, we remain on track with our expectations included in the 2008 Form 10-K. During the first quarter of 2009:

•

we invested approximately $11 incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools. This incremental investment was ahead of revenue growth;

•	we realized benefits of approximately $45 from SSI; and

•

actions implemented under the 2005 Restructuring Program resulted in savings of approximately $75, as compared to savings of approximately $63 in the first quarter of 2008. See Note 9, Restructuring Initiatives, of the Notes to the Consolidated Financial Statements, for more information on our restructuring programs.

NEW ACCOUNTING STANDARDS

Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO MARCH 31, 2008

Consolidated

	2009	2008	Favorable (Unfavorable) %/Point Change
Total revenue	$2,179.8	$2,501.7	(13)%

Cost of sales	811.2	923.7	12%
Selling, general and administrative expenses	1,200.2	1,281.8	6%

Operating profit	168.4	296.2	(43)%

Interest expense	24.8	26.1	5%
Interest income	7.3	9.2	(20)%
Other expense, net	4.2	.7	(500)%

Net income attributable to Avon	117.3	184.7	(36)%

Diluted earnings per share	.27	.43	(37)%

Advertising expenses (1)	78.2	81.6	4%

Gross margin	62.8%	63.1%	(.3)
Selling, general and administrative expenses as a % of total revenue	55.1%	51.2%	(3.9)
Operating margin	7.7%	11.8%	(4.1)
Effective tax rate	19.9%	33.2%	13.3

Units sold			—
Active Representatives			7%

(1)	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Revenue

Total revenue decreased 13% in the first quarter of 2009 with unfavorable foreign exchange contributing 16 percentage points to the revenue decline. Local currency revenue increased 3%, with increases in Latin America, Central & Eastern Europe, Asia Pacific and China and decreases in local currency revenues in North America and Western Europe, Middle East & Africa. Active Representatives increased 7%.

On a category basis, the 2009 decrease in revenue was primarily driven by a decrease of 12% in Beauty sales, with decreases in all sub-categories of Beauty. Within the Beauty category, skincare declined 17%, fragrance declined 10% and color and personal care declined 9% each. Fashion sales decreased 12% and Home sales decreased 19%. Local currency sales of our product categories increased 3%, with the Beauty category increasing 5%. Within the Beauty category, local currency sales of color increased 10%, fragrance increased 9%, personal care increased 8% and skincare decreased 4%. Local currency sales of Fashion and Home decreased 1% and 6%, respectively.

Gross Margin

Gross margin decreased 0.3 points in the first quarter of 2009. We estimate that the unfavorable impact of transaction foreign exchange lowered gross margin by over 2 points. We were able to offset most of this negative impact from foreign exchange through improved pricing, manufacturing productivity gains, benefits from SSI and product mix. Since currencies continued to move negatively during the first quarter of 2009 impacting our cost of inventory, we may not be able to offset the negative impact on gross margin as well as we did during the first quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $81.6 in the first quarter of 2009, primarily due to lower advertising costs which decreased by 4%, lower variable expenses such as freight and commissions from decreased revenue and lower costs incurred to implement our restructuring initiatives. During the first quarter of 2009 we recorded $4.5 and $10.0 relating to our 2005 and 2009 Restructuring Programs, respectively. As a percentage of revenue, selling, general and administrative expenses increased by 3.9 points due to:

•	the decline in revenues caused by the impact of unfavorable foreign exchange, while selling, general and administrative expenses are disproportionately U.S. dollar based;

•	higher brochure costs due to higher cost of paper and additional flyers and brochure pages to offer “smart value” products;

•	higher investment in RVP and advertising, as well as increased commissions for sales leadership primarily due to the continued roll-out of this program in Russia;

•	higher bad debt expense as a percent of revenues caused by an influx of new Representatives, who normally have a higher rate of default than established Representatives; and

•	higher distribution costs as a percent of sales due to the impact of processing more, smaller orders.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense decreased slightly for the first quarter of 2009, primarily due to lower interest rates. At March 31, 2009, we held interest-rate swap agreements that effectively converted approximately 53% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased in the first quarter of 2009, primarily due to lower interest rates.

Other expense increased due to unfavorable foreign exchange.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Effective Tax Rate

The effective tax rate for the first quarter of 2009 was 19.9%, compared to 33.2% for the first quarter of 2008. The 2009 tax rate includes a one-time benefit of 15.4 points resulting from a reduction in a foreign tax liability as a result of a planning strategy, which benefited the first quarter of 2009 earnings per share by $0.05. Partially offsetting this one-time benefit is a higher tax cost associated with the repatriation of anticipated current year earnings.

Segment Review

Latin America

			%/Point Change
	2009	2008	US$	Local Currency
Revenue	$794.0	$864.3	(8)%	14%
Operating profit	88.2	120.6	(27)%	—
Operating margin	11.1%	14.0%	(2.9)	(1.7)

Units sold				7%
Active Representatives				7%

Revenue in the first quarter of 2009 decreased as a result of unfavorable foreign exchange. Local currency revenue increased reflecting growth in Active Representatives, driven by significant investments in RVP, and a higher average order. While revenue grew 13% in Venezuela, the impact of unfavorable foreign exchange rates drove revenue declines of 18% in Brazil and 13% in Mexico. Local currency revenue in the first quarter of 2009 benefited from continued growth in most markets, particularly from growth of 12% in Brazil, 16% in Mexico and 13% in Venezuela.

Local currency revenue growth in Brazil was primarily driven by an increase in average order, as well as an increase in Active Representatives. Local currency revenue growth in Mexico was driven by a significant increase in Active Representatives, partially offset by a lower average order. Revenue growth in Venezuela reflected growth in Active Representatives, as well as increased prices due to inflation.

The decrease in operating margin in Latin America during 2009 was primarily due to the impact of unfavorable foreign exchange. Latin America also experienced improved gross margin due to improved pricing, which was offset by higher investment in RVP.

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

At March 31, 2009, Avon Venezuela had cash balances of approximately $151, primarily denominated in bolivars. The last dividends repatriated to the U.S. were during 2007, when Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2008, Avon Venezuela’s revenue and operating profit represented approximately 4% and 8% of consolidated revenue and consolidated operating profit, respectively.

Inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a high inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in high inflationary economies are recorded in earnings. If Venezuela is designated as a high inflationary economy and there is a devaluation of the official rate, earnings will be negatively impacted. For

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

example, based on the balance sheet of our Venezuelan subsidiary at March 31, 2009, if Venezuela is designated as a highly inflationary economy and there is a 20% devaluation, our pre-tax earnings would be negatively impacted by approximately $32. Additionally, revenue and operating profit on an ongoing basis would be impacted by the devaluation.

North America

			%/Point Change
	2009	2008	US$	Local Currency
Revenue	$525.7	$593.6	(11)%	(10)%
Operating profit	22.5	63.9	(65)%	(63)%
Operating margin	4.3%	10.8%	(6.5)	(6.3)

Units sold				(9)%
Active Representatives				—

North America consists largely of the U.S. business.

Revenue in the first quarter of 2009 was impacted by the macroeconomic environment, including deteriorating consumer confidence. Total revenue decreased in the first quarter of 2009 as a lower average order was received from the Representatives. During the first quarter of 2009, sales of Beauty, Fashion and Home declined 8%, 13% and 24% respectively. Given the economic environment, we expect these trends to continue.

While Active Representatives were flat year-over-year our North America business experienced a significant increase in new Representative additions, particularly towards the latter portion of the first quarter of 2009. It is our goal to transform these new Representatives into Active Representatives.

The decrease in 2009 operating margin in North America was primarily driven by the impact of lower revenues and fixed overhead expenses.

Central & Eastern Europe

			%/Point Change
	2009	2008	US$	Local Currency
Revenue	$321.4	$421.6	(24)%	4%
Operating profit	48.3	93.1	(48)%	(29)%
Operating margin	15.0%	22.1%	(7.1)	(6.9)

Units sold				(3)%
Active Representatives				9%

Revenue decreased in the first quarter of 2009 as a result of unfavorable foreign exchange. Local currency revenue increased despite severe economic contraction throughout the region, reflecting growth in Active Representatives, driven by investments in RVP, offset by a lower average order. While the impact of unfavorable foreign exchange rates drove revenue declines of 25% in Russia and 18% in Ukraine, local currency revenue in the first quarter of 2009 grew 6% in Russia and 25% in Ukraine. The local currency revenue increase in Russia for the first quarter of 2009 was primarily due to strong growth in Active Representatives. In late 2008, we completed the roll-out of Sales Leadership and improved the discount structure we offer for Representatives in Russia. The local currency revenue increase in Ukraine for the first quarter of 2009 was driven by strong growth in Active Representatives and a higher average order; however, for the remainder of the year, we do not expect local currency growth rates to be as strong as the first quarter of 2009 in Ukraine given current economic conditions.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

The decrease in operating margin was primarily driven by unfavorable foreign exchange, increased investment in RVP, increased brochure costs and bad debt expense, partially offset by lower inventory obsolescence.

Western Europe, Middle East & Africa

			%/Point Change
	2009	2008	US$	Local Currency
Revenue	$243.2	$317.0	(23)%	(2)%
Operating profit	6.0	19.3	(69)%	(43)%
Operating margin	2.5%	6.1%	(3.6)	(1.9)

Units sold				(6)%
Active Representatives				4%

Revenue decreased during the first quarter of 2009 primarily as a result of unfavorable foreign exchange. Local currency revenue decreased slightly as a result of lower average order offset by growth in Active Representatives reflecting further deepening of recessionary pressure on the consumer. Revenue declined 33% during the first quarter of 2009 in the United Kingdom, and the decline was 7% in local currency reflecting consumer pressure caused by the recession, partially offset by an increase in Active Representatives. Revenue in Turkey declined 19% during the first quarter of 2009 due to the negative impact of foreign currency. Turkey’s local currency revenue increased 10% during the first quarter of 2009 reflecting an increase in Active Representatives, partially offset by lower average order.

The decrease in first-quarter 2009 operating margin was primarily driven by unfavorable foreign exchange and to a lesser extent, by higher brochure costs and obsolescence expense, partially offset by lower costs to implement restructuring initiatives, which negatively impacted operating margin by 4.2 points in 2008.

Asia Pacific

			%/Point Change
	2009	2008	US$	Local Currency
Revenue	$199.6	$217.4	(8)%	1%
Operating profit	15.2	23.0	(34)%	(19)%
Operating margin	7.6%	10.6%	(3.0)	(1.9)

Units sold				—
Active Representatives				5%

Revenue decreased during the first quarter of 2009 due to unfavorable foreign exchange. The region’s local currency revenue increase was primarily driven by growth in the Philippines, offset by a decline in Japan. Revenue in the Philippines decreased 4% during the first quarter of 2009 but local currency revenue increased by 11%, driven by growth in Active Representatives, supported by RVP initiatives. Revenue was flat in Japan, and declined low double digits in local currency due to lower sales from both direct mail and direct selling. We continue to see downward pressure in Japan going forward.

Operating margin decreased in the first quarter of 2009, primarily due to unfavorable foreign exchange, increased inventory obsolescence expense and higher investment in RVP and advertising, partially offset by cost saving initiatives.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

China

			%/Point Change
	2009	2008	US$	Local Currency
Revenue	$95.9	$87.8	9%	4%
Operating profit	13.5	13.6	(1)%	(4)%
Operating margin	14.0%	15.5%	(1.5)	(1.2)

Units sold				1%
Active Representatives				41%

Revenue increased in the first quarter of 2009, due to favorable foreign exchange and an increase in Active Representatives, offset by a lower average order. The growth in Active Representatives reflects continued expansion of our direct selling efforts, which were supported with continued Representative recruiting, television advertising and field incentives. The lower average order results from the continued expansion of direct selling, as Representatives order in smaller quantities than beauty boutiques, and orders from new Representatives tend to be smaller than the average direct selling order. Revenue growth in China was negatively impacted by a decline in revenues from beauty boutiques as beauty boutiques placed smaller orders, mostly reflecting destocking given the fear of general consumer retrenchment. We believe that our first quarter performance in China is not indicative of full year results, as we expect our revenue growth rates to be higher. Our beauty boutique operators continue to engage in direct selling by servicing our Representatives.

The decrease in first-quarter 2009 operating margin was primarily driven by increased fees paid by Avon to beauty boutiques for providing services to our Active Representatives.

For information concerning an internal investigation into our China operations, see Note 5, Contingencies, of the Notes to the Consolidated Financial Statements.

Global Expenses

	Three Months Ended March 31,
	2009	2008	% Change
Total Global expenses	$126.8	$131.2	(3)%
Allocated to segments	(101.5)	(93.9)	8%

Net Global expenses	$25.3	$37.3	32%

The decrease in total Global expenses was primarily caused by lower costs associated with global initiatives and lower insurance costs, partially offset by information technology (“IT”) related costs and higher legal costs. The increase in amounts allocated to segments is a result of higher IT costs, which are allocated, and a shift in planned spending in areas that support segment business activity, such as human resources.

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

Our liquidity could also be impacted by dividends, capital investments and acquisitions. At any given time, we may be in discussions and negotiations with potential acquisition candidates. Acquisitions may be accretive or dilutive and by their nature, involve numerous risks and uncertainties. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

Cash Flows

Net Cash Used by Operating Activities

Net cash used by operating activities during the first quarter of 2009 was $19.7 higher than during the first quarter of 2008, primarily due to lower cash-related net income and unfavorable working capital levels in accounts receivable. Partially offsetting these decreases in operating cash flows are favorable comparisons to 2008 cash payments, which included a payment of $38.0 upon settlement of treasury lock agreements associated with our 2008 debt issuance and initial payments of value added taxes due to a tax law change in Brazil.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first quarter of 2009 was $54.7 lower than during the first quarter of 2008, primarily due to the redemption of certain corporate-owned life insurance policies during the first quarter of 2009. Capital expenditures during the first quarter of 2009 were lower than the prior-year period, as a result of the Company’s efforts to preserve capital.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities of $588.3 during the first quarter of 2009, compared favorably to cash used by financing activities of $20.3 during the first quarter of 2008. During the first quarter of 2009, we received proceeds from the $850 debt issuance during March 2009 as compared to a $500 debt issuance during the first quarter of 2008. During 2009, we repaid $203.8 of commercial paper and other debt as compared to $397.4 during 2008. Additionally, during 2008 we repurchased $63.9 of common stock as compared to $1.5 in 2009.

We increased our dividend payments to $.21 per share in the first quarter of 2009 from $.20 per share in the same period of 2008.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of March 31, 2009.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $430 outstanding under this program as of March 31, 2009.

We also maintain a one-year Japanese yen 11.0 billion ($112.4 at the exchange rate on March 31, 2009) uncommitted credit facility. At March 31, 2009 we had no amounts outstanding under this facility.

In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014 (the “2014 Notes”). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.500%, payable semi-annually, and mature on March 1, 2019. A portion of the net proceeds from the offering of $837.6 were used to repay some of the outstanding indebtedness under our commercial paper program. The remaining net proceeds are to be used for general

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

corporate purposes, including expected reductions of borrowings under our commercial paper program. In connection with the offering of the 2014 Notes, we entered into five-year interest-rate swap agreements with notional amounts totaling $500.0 to effectively convert the fixed interest rate on the 2014 Notes to a variable interest rate, based on LIBOR.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

We use interest rate swaps, which effectively convert the fixed rate on the long-term debt to a floating interest rate, to manage our interest rate exposure. At March 31, 2009 and December 31, 2008, we held interest-rate swap agreements that effectively converted approximately 53% and 50%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2009 and December 31, 2008 was approximately 60% and 65%, respectively.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. We derive approximately 80% of our consolidated revenue from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification program, sales and operation planning process, strategic sourcing initiative, outsourcing strategies, zero-overhead-growth philosophy, cash flow from operations and cash management, tax, foreign currency hedging and risk management strategies;

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

Additional information identifying such factors is contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission. We undertake no obligation to update any such forward-looking statements.

Avon Products, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2008 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at March 31, 2009 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

We are implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The gradual implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

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

(c) Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2009.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/09 - 1/31/09	16,164	(2)	$22.41	3,022	$1,821,451,000
2/1/09 - 2/28/09	13,294	(3)	20.27	—	1,821,451,000
3/1/09 - 3/31/09	285,552	(4)	18.72	38,632	1,820,814,528

Total	315,010		18.97	41,654

(1)

All of the shares purchased during the first quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007, consists of shares purchased in private transactions from a broker in connection with the hedging of stock based obligations under our Deferred Compensation Plan. The program commenced on December 17, 2007 and is scheduled to expire on December 17, 2012.

(2)

Includes share repurchases under our publicly announced program and 13,142 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)	Includes 13,294 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
(4)

Includes share repurchases under our publicly announced program and 246,920 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 5.	OTHER INFORMATION

Simon Harford, Group Vice President and Corporate Controller of the Company, who serves as the Company’s principal accounting officer, notified the Company on April 30, 2009 that he will be resigning from the Company, effective May 15, 2009, to return to Europe and join a company in the pharmaceutical industry.

Stephen Ibbotson has been appointed as Group Vice President of the Company and will succeed Mr. Harford as Corporate Controller effective May 15, 2009. Mr. Ibbotson, age 49, has served as the Vice President, Finance for Western Europe, Middle East and Africa at the Company since 2006. Prior to that, he served as the Vice President, Customer Service and Finance for the United Kingdom since 1999, and in various other positions with the Company in the United Kingdom and in Global Finance since he joined the Company in 1990. Mr. Ibbotson is a Chartered Accountant in England and Wales.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: May 5, 2009	/s/ Simon N.R. Harford
Simon N.R. Harford
Group Vice President, and Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

4.1	Third Supplemental Indenture, dated as of March 2, 2009, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on March 2, 2009)

4.2	Fourth Supplemental Indenture, dated as of March 2, 2009, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 6.500% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on March 2, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002