Form 10-Q
period 2009-06-30
AVON PRODUCTS INC
filed 2009-07-30
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock (par value $.25) outstanding at June 30, 2009 was 426,950,389.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
In millions, except per share data	2009	2008
Net sales	$2,445.7	$2,711.0
Other revenue	24.6	25.1

Total revenue	2,470.3	2,736.1
Costs, expenses and other:
Cost of sales	934.3	993.4
Selling, general and administrative expenses	1,353.1	1,368.8

Operating profit	182.9	373.9

Interest expense	27.9	26.1
Interest income	(4.7)	(8.6)
Other (income) expense, net	(0.2)	12.0

Total other expenses	23.0	29.5

Income before taxes	159.9	344.4
Income taxes	(75.3)	(107.4)

Net income	84.6	237.0
Net income attributable to noncontrolling interest	(1.7)	(1.4)

Net income attributable to Avon	$82.9	$235.6

Earnings per share:
Basic	$.19	$.55
Diluted	$.19	$.55
Cash dividends per common share	$.21	$.20

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
In millions, except per share data	2009	2008
Net sales	$4,603.4	$5,188.9
Other revenue	46.7	48.9

Total revenue	4,650.1	5,237.8
Costs, expenses and other:
Cost of sales	1,745.5	1,917.1
Selling, general and administrative expenses	2,553.3	2,650.6

Operating profit	351.3	670.1

Interest expense	52.7	52.2
Interest income	(12.0)	(17.8)
Other expense, net	4.0	12.7

Total other expenses	44.7	47.1

Income before taxes	306.6	623.0
Income taxes	(104.5)	(199.8)

Net income	202.1	423.2
Net income attributable to noncontrolling interest	(1.9)	(2.9)

Net income attributable to Avon	$200.2	$420.3

Earnings per share:
Basic	$.47	$.98
Diluted	$.46	$.97
Cash dividends per common share	$.42	$.40

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$1,221.0	$1,104.7
Accounts receivable, net	689.1	687.8
Inventories	1,083.1	1,007.9
Prepaid expenses and other	850.6	756.5

Total current assets	3,843.8	3,556.9

Property, plant and equipment, at cost	2,545.2	2,439.9
Less accumulated depreciation	(1,147.5)	(1,096.0)

	1,397.7	1,343.9
Other assets	1,075.8	1,173.2

Total assets	$6,317.3	$6,074.0

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$446.9	$1,031.4
Accounts payable	662.9	724.3
Accrued compensation	220.2	234.4
Other accrued liabilities	616.6	581.9
Sales and taxes other than income	219.6	212.2
Income taxes	69.6	128.0

Total current liabilities	2,235.8	2,912.2

Long-term debt	2,243.5	1,456.2
Employee benefit plans	659.9	665.4
Long-term income taxes	160.0	168.9
Other liabilities	155.6	159.0

Total liabilities	$5,454.8	$5,361.7

Contingencies (Note 5)
Shareholders’ Equity
Common stock	$185.9	$185.6
Additional paid-in capital	1,903.0	1,874.1
Retained earnings	4,138.7	4,118.9
Accumulated other comprehensive loss	(860.1)	(965.9)
Treasury stock, at cost	(4,543.4)	(4,537.8)

Total Avon shareholders’ equity	824.1	674.9

Noncontrolling interest	38.4	37.4

Total shareholders’ equity	$862.5	$712.3

Total liabilities and shareholders’ equity	$6,317.3	$6,074.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In millions	2009	2008
Cash Flows from Operating Activities
Net income	$202.1	$423.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.2	92.7
Provision for doubtful accounts	92.6	95.3
Provision for obsolescence	44.7	28.9
Share-based compensation	31.9	31.1
Deferred income taxes	(.1)	3.7
Other	27.5	17.3
Changes in assets and liabilities:
Accounts receivable	(65.3)	8.1
Inventories	(102.4)	(145.2)
Prepaid expenses and other	(49.4)	(117.1)
Accounts payable and accrued liabilities	(65.3)	(231.9)
Income and other taxes	(89.2)	(8.9)
Noncurrent assets and liabilities	(33.9)	(24.8)

Net cash provided by operating activities	75.4	172.4

Cash Flows from Investing Activities
Capital expenditures	(108.1)	(136.0)
Disposal of assets	5.7	5.1
Purchases of investments	(0.7)	(18.3)
Proceeds from sale of investments	61.7	18.1
Other investing activities	5.8	—

Net cash used by investing activities	(35.6)	(131.1)

Cash Flows from Financing Activities*
Cash dividends	(183.6)	(177.3)
Debt, net (maturities of three months or less)	(501.6)	(281.0)
Proceeds from debt	884.7	496.3
Repayment of debt	(131.6)	(59.5)
Proceeds from exercise of stock options	0.7	28.6
Excess tax benefit realized from share-based compensation	(1.6)	5.0
Repurchase of common stock	(6.2)	(120.9)

Net cash provided (used) by financing activities	60.8	(108.8)

Effect of exchange rate changes on cash and equivalents	15.7	64.4

Net increase (decrease) in cash and equivalents	116.3	(3.1)
Cash and equivalents at beginning of year	1,104.7	963.4

Cash and equivalents at end of period	$1,221.0	$960.3

*	Non-cash financing activities in 2009 and 2008 included the change in fair market value of interest-rate swap agreements of $(56.2) and $(0.2), respectively.

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

We have reclassified some prior year amounts in the consolidated financial statements and accompanying notes for comparative purposes. We reclassified $15.6 from accounts receivable to prepaid expenses and other on the Consolidated Statements of Cash Flows for the six months ended June 30, 2008.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Effective June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement requires disclosures about fair value of financial instruments, previously only required in annual financial statements, to also be included in interim financial statements. See Note 11, Fair Value.

Effective June 30, 2009, we adopted SFAS No. 165, Subsequent Events. This statement provides guidance on management’s assessment of subsequent events. Management evaluated subsequent events through July 29, 2009, which is the date the financial statements were available to be issued. The adoption of the provisions of SFAS 165 did not have an impact on our Consolidated Financial Statements.

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

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of the provisions of SFAS will not have an impact on our Consolidated Financial Statements.

2.	EARNINGS PER SHARE AND SHARE REPURCHASES

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units which contain non-forfeitable rights to dividend equivalents.

(shares in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Components of Basic and Diluted Earnings per Share	2009	2008	2009	2008
Numerator:
Net income attributable to Avon	$82.9	$235.6	$200.2	$420.3
Less: Earnings allocated to participating securities	(.6)	(1.4)	(1.7)	(2.6)

Net income allocated to common shareholders	82.3	234.2	198.5	417.7
Denominator:
Basic EPS weighted-average shares outstanding	426.92	426.57	426.64	426.68
Dilutive effect of assumed conversion of stock options	1.30	2.42	0.61	2.43

Diluted EPS adjusted weighted-average shares outstanding	428.22	428.99	427.25	429.11

Earnings per Common Share:
Basic EPS	$.19	$.55	$.47	$.98
Diluted EPS	$.19	$.55	$.46	$.97

At June 30, 2009 and 2008, we did not include stock options to purchase 21.1 million shares and 9.9 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 0.3 million shares of Avon common stock for $6.2 during the first six months of 2009, as compared to approximately 3.3 million shares of Avon common stock for $125.3 during the first six months of 2008 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

3.	INVENTORIES

Components of Inventories	June 30, 2009	December 31, 2008
Raw materials	$347.3	$292.7
Finished goods	735.8	715.2

Total	$1,083.1	$1,007.9

4.	EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$2.8	$4.2	$3.8	$4.4	$0.9	$.7
Interest cost	10.8	11.3	10.1	10.7	2.8	2.6
Expected return on plan assets	(11.3)	(13.1)	(9.0)	(11.8)	(.6)	(.9)
Amortization of prior service credit	(.1)	(.3)	(.2)	(.4)	(1.5)	(1.5)
Amortization of actuarial losses	8.1	6.6	3.1	2.7	.7	.2
Settlements/curtailments	1.5	—	11.6	—	—	—
Special termination changes	2.8	—	—	—	—	—

Net periodic benefit costs	$14.6	$8.7	$19.4	$5.6	$2.3	$1.1

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$5.6	$9.1	$7.3	$8.7	$1.8	$1.7
Interest cost	21.6	22.9	19.6	21.4	5.6	5.4
Expected return on plan assets	(22.6)	(25.6)	(17.6)	(23.7)	(1.2)	(1.5)
Amortization of prior service credit	(.2)	(.6)	(.4)	(.8)	(3.0)	(3.0)
Amortization of actuarial losses	16.2	15.3	6.0	5.5	1.4	.6
Settlements/curtailments	1.5	—	12.3	—	—	—
Special termination changes	2.8	—	—	—	—	—

Net periodic benefit costs	$24.9	$21.1	$27.2	$11.1	$4.6	$3.2

We previously disclosed in our financial statements for the year ended December 31, 2008, that we expected to contribute approximately $60 to $100 and $20 to $30 to our U.S. and non-U.S. pension plans, respectively, in 2009. As of June 30, 2009, we made approximately $11 and $7 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $49 to $89 and $13 to $23 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2009. Our funding requirements may be impacted by regulations or interpretations thereof.

5.	CONTINGENCIES

In December 2002, our Brazilian subsidiary received a series of excise and income tax assessments from the Brazilian tax authorities asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose. The assessments assert tax deficiencies during portions of the years 1997 and 1998 of approximately $107.3 at the exchange rate on June 30, 2009, plus penalties and accruing interest

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

totaling approximately $201.4 at the exchange rate on June 30, 2009. In July 2003, a first-level appellate body rejected the basis for income tax assessments representing approximately 76% of the total assessment, or $235.5 (including interest). In March 2004, that rejection was confirmed in a mandatory second-level appellate review. The remaining assessments relating to excise taxes (approximately $73.2) were not affected and are awaiting a decision at the first administrative level. In December 2003, an additional assessment was received in respect of excise taxes for the balance of 1998, totaling approximately $148.0 at the exchange rate on June 30, 2009, and asserting a different theory of liability based on purported market sales data. In January 2005, an unfavorable first administrative level decision was received with respect to the appeal of that assessment and a further appeal has been taken. In December 2004, an additional assessment was received in respect of excise taxes for the period from January 1999 to December 2001, totaling approximately $329.8 at the exchange rate on June 30, 2009, and asserting the same theory of liability as in the December 2003 assessment. We appealed that assessment. In September 2005, an unfavorable first administrative level decision was received with respect to the appeal of the December 2004 assessment, and a further appeal is being taken. The assessments issued in 2003 and 2004 are awaiting a decision at the second administrative level. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods. The structure adopted in 1995 is comparable to that used by many companies in Brazil, and we believe that it is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

We are conducting an internal investigation under the oversight of the Audit Committee and with the assistance of outside independent counsel into compliance with the Foreign Corrupt Practices Act (FCPA) and related U.S. and foreign laws. The initial focus of the internal investigation has been on certain expenses incurred in connection with our China operations. In order to evaluate our compliance efforts, we are also reviewing our practices relating to FCPA and related U.S. and foreign laws in additional countries. We have voluntarily advised the United States Securities and Exchange Commission and the United States Department of Justice of the internal investigation. Because the internal investigation is ongoing, we cannot predict how the results of the investigation may impact our internal controls, business, and results of operations or financial condition.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2009, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6.	COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Comprehensive Income	2009	2008	2009	2008
Net income	$84.6	$237.0	$202.1	$423.2
Foreign currency translation adjustments	185.8	64.8	76.0	154.1
Change in unrealized gains from available-for-sale securities	(.1)	(.1)	(.1)	(.3)
Change in derivative losses on cash flow hedges	3.4	1.0	4.4	(6.9)
Adjustment for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	18.5	3.9	25.5	10.2

Comprehensive income	$292.2	$306.6	$307.9	$580.3

Less: comprehensive income attributable to noncontrolling interest	2.8	(3.7)	0.3	(1.0)

Comprehensive income attributable to Avon	$295.0	$302.9	$308.2	$579.3

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

7.	SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,
	2009		2008
	Revenue	Operating Profit	Revenue	Operating Profit (Loss)
Latin America	$977.0	$133.9	$1,010.7	$187.5
North America	570.6	25.1	633.3	75.2
Central & Eastern Europe	324.4	19.4	432.6	91.6
Western Europe, Middle East & Africa	299.9	13.1	354.6	41.9
Asia Pacific	208.8	11.5	227.2	27.5
China	89.6	7.1	77.7	(7.9)

Total from operations	2,470.3	210.1	2,736.1	415.8
Global and other	—	(27.2)	—	(41.9)

Total	$2,470.3	$182.9	$2,736.1	$373.9

	Six Months Ended June 30,
	2009		2008
	Revenue	Operating Profit	Revenue	Operating Profit
Latin America	$1,771.0	$222.1	$1,875.0	$308.1
North America	1,096.3	47.6	1,226.9	139.1
Central & Eastern Europe	645.8	67.7	854.2	184.7
Western Europe, Middle East & Africa	543.1	19.1	671.6	61.2
Asia Pacific	408.4	26.7	444.6	50.5
China	185.5	20.6	165.5	5.7

Total from operations	4,650.1	403.8	5,237.8	749.3
Global and other	—	(52.5)	—	(79.2)

Total	$4,650.1	$351.3	$5,237.8	$670.1

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beauty(1)	$1,761.9	$1,960.9	$3,321.6	$3,740.7
Fashion(2)	427.9	491.2	818.0	934.8
Home(3)	255.9	258.9	463.8	513.4

Net sales	2,445.7	2,711.0	4,603.4	5,188.9
Other revenue(4)	24.6	25.1	46.7	48.9

Total revenue	$2,470.3	$2,736.1	$4,650.1	$5,237.8

(1)	Beauty includes cosmetics, fragrances, skin care and toiletries.

(2)	Fashion includes fashion jewelry, watches, apparel, footwear and accessories.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products.

(4)	Other primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8.	SUPPLEMENTAL BALANCE SHEET INFORMATION

At June 30, 2009 and December 31, 2008, prepaid expenses and other included the following:

Components of Prepaid expenses and other	June 30, 2009	December 31, 2008
Deferred tax assets	$222.7	$194.6
Receivables other than trade	133.6	127.1
Prepaid taxes and tax refunds receivable	220.1	156.5
Prepaid brochure costs, paper and other literature	125.8	126.0
Short-term investments	33.1	40.1
Other	115.3	112.2

Prepaid expenses and other	$850.6	$756.5

At June 30, 2009 and December 31, 2008, other assets included the following:

Components of Other Assets	June 30, 2009	December 31, 2008
Deferred tax assets	$492.7	$502.5
Goodwill (Note 10)	222.6	224.5
Intangible assets (Note 10)	21.1	28.6
Investments	54.0	108.9
Deferred software	106.3	98.3
Interest-rate swap agreements (Note 11 and 12)	57.0	103.7
Other	122.1	106.7

Other assets	$1075.8	$1,173.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

9.	RESTRUCTURING INITIATIVES

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

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $521.2 ($17.0 in the first six months of 2009, $60.6 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges – First and Second Quarters of 2009

During the three and six months ended June 30, 2009, we recorded total costs to implement associated with previously approved initiatives that are part of our 2005 Restructuring Program of $12.5 and $17.0, respectively, and the costs consisted of the following:

•	net charges of $8.1 and $6.3, respectively, primarily for employee-related costs;

•

implementation costs of $2.4 and $6.7, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $2.0 and $4.0, respectively, associated with our initiatives to realign certain distribution operations.

Of the total costs to implement, $12.2 and $16.7 were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2009, respectively, and $.3 was recorded in cost of sales for each of the three and six months ended June 30, 2009.

Restructuring Charges – First and Second Quarters of 2008

During the three and six months ended June 30, 2008, we recorded total costs to implement associated with previously approved initiatives that are part of our 2005 Restructuring Program of $13.3 and $38.8, respectively, and the costs consisted of the following:

•	net charges of $.9 and $14.7, respectively, primarily for employee-related costs;

•	implementation costs of $10.5 and $20.6, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes; and

•	accelerated depreciation of $1.9 and $3.5, respectively, associated with our initiatives to realign certain distribution operations and realign certain manufacturing operations.

Of the total costs to implement, $13.0 and $38.5 were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2008, respectively, and $.3 was recorded in cost of sales for each of the three and six months ended June 30, 2008.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2008	$93.6	$—	$—	$—	$.3	$93.9
2009 Charges	13.6	—	—	—	—	13.6
Adjustments	(7.1)	—	(.2)	—	—	(7.3)
Cash payments	(27.3)	—	—	—	(.2)	(27.5)
Non-cash write-offs	(12.3)	—	—	—	—	(12.3)
Foreign exchange	0.2	—	—	—	—	0.2

Balance June 30, 2009	$60.7	$—	$(.2)	$—	$.1	$60.6

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program that began in the fourth quarter of 2005, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$351.0	$10.8	$7.2	$11.6	$8.6	$389.2
Charges to be incurred on Approved initiatives	7.6	—	—	—	—	7.6

Total expected charges	$358.6	$10.8	$7.2	$11.6	$8.6	$396.8

The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	1.9	(1.1)	1.7	19.0	.6	—	(3.0)	19.1
First quarter 2009	.4	.2	—	(1.4)	.6	—	(1.6)	(1.8)
Second quarter 2009	.2	(.7)	(.5)	(1.1)	11.4	(.2)	(1.0)	8.1

Charges recorded to date	$55.5	$74.1	$13.8	$138.4	$57.3	$7.4	$42.7	$389.2
Charges to be incurred on approved initiatives	3.9	2.4	.1	1.2	—	—	—	7.6

Total expected charges	$59.4	$76.5	$13.9	$139.6	$57.3	$7.4	$42.7	$396.8

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

We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $400 before taxes over the next several years, with actions to be completed by 2012-2013.

Restructuring Charges – First and Second Quarters 2009

During the three and six months ended June 30, 2009, we recorded total costs to implement associated with approved initiatives that are part of our 2009 Restructuring Program of $76.9 and $86.9, respectively, and the costs consisted of the following:

•	net charges of $67.3 and $74.4, respectively, for employee related costs; and

•

implementation costs of $9.6 and $12.5, respectively, for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities.

These costs to implement were recorded in selling, general and administrative expenses.

The liability balances for the initiatives under the 2009 Restructuring Program are shown below:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
2009 Charges	74.4	—	—	—	—	74.4
Adjustments	—	—	—	—	—	—
Cash payments	(0.1)	—	—	—	—	(0.1)
Non-cash write-offs	(4.3)	—	—	—	—	(4.3)
Foreign exchange	—	—	—	—	—	—

Balance June 30, 2009	$70.0	$—	$—	$—	$—	$70.0

The charges of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
First quarter 2009	$.2	$1.6	$1.7	$.5	$.1	$—	$3.0	$7.1
Second quarter 2009	15.7	16.2	18.7	15.0	.1	.7	.9	67.3

Charges recorded to date	$15.9	$17.8	$20.4	$15.5	$.2	$.7	$3.9	$74.4
Charges to be incurred on approved initiatives	6.4	2.6	6.2	3.3	—	—	—	18.5

Total expected charges on approved initiatives	$22.3	$20.4	$26.6	$18.8	$.2	$.7	$3.9	$92.9

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

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

	Latin America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Total
Balance at December 31, 2008	$94.9	$8.8	$33.3	$12.4	$75.1	$224.5
Adjustments	—	—	—	(.3)	—	(.3)
Foreign exchange	—	(.9)	(.2)	(.6)	.1	(1.6)

Balance at June 30, 2009	$94.9	$7.9	$33.1	$11.5	$75.2	$222.6

Intangible assets

	June 30, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.4	$(28.3)	$38.4	$(25.6)
Licensing agreements	42.4	(33.0)	42.4	(28.3)
Noncompete agreements	7.4	(5.8)	7.4	(5.7)

Total	$88.2	$(67.1)	$88.2	$(59.6)

Estimated Amortization Expense:
2009	$14.0
2010	2.0
2011	2.0
2012	2.0
2013	2.0

Aggregate amortization expense during the three and six months ended June 30, 2009, was $3.9 and $7.5, respectively, compared to $4.3 and $8.6, respectively, for the same periods of 2008.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

11.	FAIR VALUE

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities, which was adopted as of January 1, 2009, with no impact. The adoption of SFAS 157 did not have a material impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on our own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$1.7	—	—	$1.7
Interest-rate swap agreements	—	$57.0	—	57.0
Foreign exchange forward contracts	—	6.4	—	6.4

Total	$1.7	$63.4	—	$65.1

Liabilities:
Interest-rate swap agreements	—	$17.1	—	$17.1
Foreign exchange forward contracts	—	7.7	—	7.7

Total	—	$24.8	—	$24.8

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 consisted of the following:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,221.0	$1,221.0	$1,104.7	$1,104.7
Available-for-sale securities	1.7	1.7	2.3	2.3
Grantor trust cash and cash equivalents	8.9	8.9	20.1	20.1
Debt maturing within one year	446.9	453.9	1,031.4	1,038.6
Long-term debt, net of related discount or premium	2,243.5	2,306.8	1,456.2	1,346.1
Foreign exchange forward contracts	(1.3)	(1.3)	(10.7)	(10.7)
Interest-rate swap agreements	39.9	39.9	87.6	87.6

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

Interest-rate swap agreements - The fair values of interest rate swap and treasury lock agreements were estimated based LIBOR yield curves at the reporting date.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2009:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$44.3	Other Liabilities	$6.9
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	3.5

Total derivatives designated as hedges		$44.3		$10.4

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$12.7	Other Liabilities	$10.2
Foreign exchange forward contracts	Prepaid expenses and other	6.4	Accounts Payable	4.2

Total derivatives not designated as hedges		$19.1		$14.4

Total derivatives		$63.4		$24.8

When we become a party to a derivative instrument, we designate, for financial reporting purposes, the instrument as a fair value hedge, a cash flow hedge, a net investment hedge, or a non-hedge.

We assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in accumulated other comprehensive income (“AOCI”) to earnings.

Interest Rate Risk

We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. These agreements are designated as fair value hedges. At June 30, 2009, we held interest-rate swap agreements that effectively converted approximately 84% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at June 30, 2009, was approximately 80%.

At June 30, 2009, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,975. During the three and six months ended June 30, 2009, we recorded a net loss of $51.7 and $54.8 in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal gain in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At June 30, 2009, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $650. During the three and six months ended June 30, 2009, we recorded a net loss of $0.1 and $1.4 in other expense, net associated with these undesignated interest-rate swap agreements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2009, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $247 for the euro, the Hungary forint, the Peru new sol, the Czech Republic koruna, the Romania leu, the Canadian dollar, the Australian dollar, the New Zealand dollar, the Polish zloty and the British pound.

We use foreign exchange forward contracts to hedge portions of our forecasted foreign currency cash flows resulting from intercompany royalties, and other third-party and intercompany foreign currency transactions where there is a high probability that anticipated exposures will materialize. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The ineffective portion of the gain or loss on the derivative is recorded in other expense, net. For the three and six months ended June 30, 2009, there was no ineffectiveness reported. The effective portion of these hedges resulted in a gain of $0.3 and loss of $3.6 being recognized in AOCI for the three and six months ended June 30, 2009, respectively. $3.3 and $7.2 of losses were reclassified from AOCI to cost of sales to offset a gain on the item being hedged during the three and six months ended June 30, 2009, respectively.

We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges for financial reporting purposes. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and six months ended June 30, 2009, we recorded a gain of $15.4 and $2.0 in other expense, net related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2009 we recorded a loss of $14.9 and gain of $0.4, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

We have used foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of a foreign subsidiary. A loss of $1.6 on the foreign currency-denominated debt was effective as a hedge of the net assets of the foreign subsidiary and was recorded in AOCI. During the three and six months ended June 30, 2009, the ineffective portion of the loss was $.3 on the foreign currency-denominated debt and was recorded in other expense, net.

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

In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014 (the “2014 Notes”). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.500%, payable semi-annually, and mature on March 1, 2019. The net proceeds from the offering of $837.6 were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes. In connection with the offering of the 2014 Notes, we entered into five-year interest-rate swap agreements with notional amounts totaling $500.0 to effectively convert the fixed interest rate on the 2014 Notes to a variable interest rate, based on LIBOR.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At June 30, 2009, we were in compliance with all covenants in our indentures.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 67 countries and territories, including the United States, and distribute products in 43 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We centrally manage global Brand Marketing, Supply Chain and Sales organizations. Product categories include: Beauty, which consists of cosmetics, fragrances, skin care and toiletries; Fashion, which consists of fashion jewelry, watches, apparel, footwear and accessories; and Home, which consists of gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type. Sales are made to the ultimate consumer principally through direct selling by approximately 5.8 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.

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

During the first half of 2009, revenues decreased 11%, impacted by unfavorable foreign exchange and the depressed global economy. Local currency revenue increased 4%, with increases in all segments except North America and Asia Pacific. Sales from products in the Beauty category decreased 11%, due to unfavorable foreign exchange. On a local currency basis, sales of products in the Beauty category increased 5% due to a 2% increase in units and 3% increase in net per unit. Active Representatives increased 9%. The unfavorable impact of foreign exchange lowered operating margin by an estimated 4 points (approximately 3 points from foreign-exchange transactions and approximately 1 point from foreign-exchange translation), year over year. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

We expect that the global economic pressures and negative impact of foreign currency will continue in the foreseeable future and that 2009 will continue to be a challenging year. Given the current macro-economic environment, we expect that revenue growth in 2009 may be somewhat lower than our long-term revenue growth, which is expected to average mid-single digits, excluding the impact of foreign exchange. We also expect that operating margin in 2009 will continue to be pressured by the unfavorable impacts of foreign exchange, both foreign currency translation and the impact of transaction losses caused by changes in foreign exchange. Operating margin will also be negatively impacted by restructuring charges during 2009. We believe benefits from our strategic sourcing initiative (“SSI”) program, focusing on manufacturing productivity, changing sourcing of raw materials and finished goods to help mitigate foreign exchange impacts, and some softening in commodity costs will help to partially offset the negative impact of foreign exchange. We continue to look for ways to transform our cost structure and intend to reduce non-strategic spending during 2009, while continuing our strategies of investing in advertising and our Representatives, which we continue to expect will remain constant as a percent of revenue for the full year on a combined basis. We also continue to offer an increased assortment of “smart value” products, which are quality products at affordable price points, and promote our Representative earnings opportunity to a wider audience.

We believe that our operating cash flow and global cash balances of $1.2 billion, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to look beyond the 2009 challenges and continue our focus on long-term sustainable, profitable growth.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Our strategic initiatives include advertising and representative value proposition (“RVP”) investments, the product line simplification program (“PLS”), SSI, enterprise resource planning system, zero-overheard-growth philosophy and sales and operation planning process. We are also implementing restructuring initiatives under our 2005 and 2009 Restructuring Programs. We recently announced initiatives to realign manufacturing operations, primarily in North America and Europe, and improve operating model effectiveness in Latin America and Western Europe. For a description of our key strategic initiatives, please refer to Item 7 of our 2008 Annual Report on Form 10-K (“2008 Form 10-K”). With regards to our four major initiatives, SSI, PLS and the two restructuring programs, we remain on track with our expectations included in the 2008 Form 10-K. See Note 9, Restructuring Initiatives, of the Notes to Consolidated Financial Statements for more information on our restructuring programs.

NEW ACCOUNTING STANDARDS

Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2009, AS COMPARED TO JUNE 30, 2008

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Favorable (Unfavorable) %/Point Change	2009	2008	Favorable (Unfavorable) %/Point Change
Total revenue	$2,470.3	$2,736.1	(10)%	$4,650.1	$5,237.8	(11)%
Cost of sales	934.3	993.4	6%	1,745.5	1,917.1	9%
Selling, general and administrative expenses	1,353.1	1,368.8	1%	2,553.3	2,650.6	4%

Operating profit	182.9	373.9	(51)%	351.3	670.1	(48)%

Interest expense	27.9	26.1	(7)%	52.7	52.2	(1)%
Interest income	(4.7)	(8.6)	(45)%	(12.0)	(17.8)	(33)%
Other expense, net	(0.2)	12.0	102%	4.0	12.7	69%

Net income	82.9	235.6	(65)%	200.2	420.3	(52)%

Diluted earnings per share	.19	.55	(65)%	.46	.98	(53)%
Advertising expenses*	81.7	102.7	20%	159.6	184.3	13%
Gross margin	62.2%	63.7%	(1.5)	62.5%	63.4%	(0.9)
Selling, general and administrative expenses as a % of total revenue	54.8%	50.0%	(4.8)	54.9%	50.6%	(4.3)
Operating margin	7.4%	13.7%	(6.3)	7.6%	12.8%	(5.2)
Effective tax rate	47.1%	31.2%	(15.9)	34.1%	32.1%	(2.0)
Units sold			2%			1%
Active Representatives			11%			9%

*	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Revenue

Total revenue decreased 10% for the three months ended June 30, 2009, with unfavorable foreign exchange accounting for 15 percentage points of the revenue decline. Local currency revenue increased 5%, with increases in Latin America, Central & Eastern Europe, Western Europe, Middle East & Africa and China and decreases in local currency revenues in North America. Revenue in Asia Pacific was flat for the period. Active Representatives increased 11%.

On a category basis, the decrease in revenue for the three months ended June 30, 2009, was primarily driven by a decrease of 10% in Beauty sales, with decreases in all sub-categories of Beauty. Within the Beauty category, skincare declined 12%, personal care declined 10%, fragrance declined 9% and color declined 9%. Fashion sales decreased 13% and Home sales decreased 1%. Local currency sales of our product categories increased 5%, with the Beauty category increasing 5%. Within the Beauty category, local currency sales of skincare increased 1%, personal care increased 6%, fragrance increased 8% and color increased 7%. Local currency sales of Fashion decreased 3% and Home increased 12%.

Total revenue decreased 11% for the six months ended June 30, 2009, with unfavorable foreign exchange accounting for 15 percentage points to the revenue decline. Local currency revenue increased 4%, with increases in all segments except North America and Asia Pacific. Active Representatives increased 9%.

On a category basis, decrease in revenue for the six months ended June 30, 2009 was primarily driven by a decrease of 11% in Beauty sales, with decreases in all sub-categories of Beauty. Within the Beauty category, skincare declined 14%, personal care declined 10%, fragrance declined 10% and color declined 9%. Fashion sales decreased 12% and Home sales decreased 10%. Local currency sales of our product categories increased 4%, with the Beauty category increasing 5%. Within the Beauty category, local currency sales of skincare decreased 1%, personal care increased 7%, fragrance increased 8% and color increased 8%. Local currency sales of Fashion decreased 2% and Home increased 4%.

Gross Margin

Gross margin for the three and six months ended June 30, 2009, decreased by 1.5 points and 0.9 points respectively. We estimate that the unfavorable impact of transaction foreign exchange lowered gross margin by approximately 2 points for the three and six-month periods ended June 30, 2009. We were able to offset a portion of this negative impact from foreign exchange through improved pricing, manufacturing productivity gains and benefits from SSI. During the three and six months ended June 30, 2008, gross margin was benefited by approximately $13 of reduced obsolescence as a result of changes in estimates to our disposition plan under our PLS program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six-month periods ended June 30, 2009, decreased $15.7 and $97.3, respectively. The decrease for both three and six-month periods primarily related to lower advertising costs, which decreased by 20% and 13%, respectively, offset by higher costs incurred to implement our restructuring initiatives. We recorded charges under our 2005 and 2009 restructuring programs of $89.4 and $103.9 during the three and six-month periods ended June 30, 2009, respectively, as compared to $13.3 and $38.8 during the respective periods of 2008. Additionally, as a percentage of revenue, selling, general and administrative expenses for the three and six-month periods ended June 30, 2009, increased by 4.8 and 4.3 points, respectively, due to:

•	the decline in revenues caused by the impact of unfavorable foreign exchange, while selling, general and administrative expenses are disproportionately U.S. dollar based;

•

higher brochure costs due to higher cost of paper, additional flyers and brochure pages to offer “smart value” products and an increase in the number of brochures due to a larger number of Representatives;

•

incremental investments of approximately $13 and $24 for the three and six-month periods ended June 30, 2009, incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools. This incremental investment was ahead of revenue growth;

•

higher bad debt expense as a percent of revenues caused by an influx of new Representatives, who normally have a higher rate of default than established Representatives, as well as economic conditions; and

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

Other Expense

Interest expense for the three and six-month periods ended June 30, 2009, increased by 7% and 1%, respectively, due to increased borrowings, partially offset by lower interest rates. At June 30, 2009, we held interest-rate swap agreements that effectively converted approximately 84% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income for the three and six-month periods ended June 30, 2009, decreased by 45% and 33%, respectively, primarily due to lower interest rates.

Other (income) expense, net for the three month period ended June 30, 2009, benefited from foreign exchange gains as compared to foreign exchange losses in the prior year. Other (income) expense, net for the six-month period ended June 30, 2009, was a lower expense than the prior year as a result of lower foreign exchange losses.

Effective Tax Rate

The effective tax rate for the three and six months ended June 30, 2009, was 47.1% and 34.1%, respectively, compared to rates of 31.2% and 32.1%, for the same periods of 2008. The effective tax rates for the three and six months ended June 30, 2009, include the establishment of a valuation allowance of $21.3 against certain deferred tax assets as a result of restructuring activities and a higher tax cost associated with the repatriation of anticipated current year earnings. The effective tax rate for the six months ended June 30, 2009 was benefited by a reduction in a foreign tax liability as a result of a planning strategy.

Segment Review

Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$977.0	$1,010.7	(3)%	15%	$1,771.0	$1,875.0	(6)%	15%
Operating profit	133.9	187.5	(29)%	(11)%	222.1	308.1	(28)%	(7)%
Operating margin	13.7%	18.6%	(4.9)	(4.0)	12.5%	16.4%	(3.9)	(2.9)
Units sold				5%				6%
Active Representatives				13%				10%

Revenue decreased for both the three and six-month periods of 2009 due to the impact of unfavorable foreign exchange. Local currency revenue increased for both the three and six-month periods of 2009 reflecting growth in Active Representatives, driven by significant investments in RVP and a higher average order. The impact of unfavorable foreign exchange rates drove revenue declines of 2% in Brazil and 11% in Mexico. Local currency revenue for the three months ended June 30, 2009, benefited from continued growth in most markets, particularly from increases of 23% in Brazil and 14% in Mexico. Revenue declined 9% in Brazil and 12% in Mexico for the six months ended June 30, 2009, due to the impact of unfavorable foreign exchange rates. Local currency revenue for the six months ended June 30, 2009, benefited from continued growth in most markets, particularly from increases of 18% in Brazil and 15% in Mexico. Revenue in Venezuela for the three and six-month periods of 2009 grew 2% and 7%, respectively, in both local and U.S. Dollars.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Local currency revenue growth for both the three and six-months periods of 2009 in Brazil was primarily driven by an increase in average order, as well as an increase in Active Representatives. Local currency revenue growth in Mexico for both the three and six-months periods of 2009 was driven by a significant increase in Active Representatives, partially offset by a lower average order. Revenue growth in Venezuela for both the three and six-month periods of 2009 reflected increased prices due to inflation.

The decrease in operating margin for both the three and six-month periods of 2009 in Latin America was primarily due to the impact of unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin for both periods by an estimated 3 points and 4 points, respectively. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin for both periods by 2.3 points and 1.6 points, respectively.

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

At June 30, 2009, Avon Venezuela had cash balances of approximately $136, primarily denominated in bolivars. The last dividends repatriated to the U.S. were during 2007, when Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. As a result, we continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. In 2008, Avon Venezuela’s revenue and operating profit represented approximately 4% and 8% of Avon’s consolidated revenue and Avon’s consolidated operating profit, respectively.

Inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a highly inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in high inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official rate, earnings will be negatively impacted. For example, based on the balance sheet of Avon Venezuela at June 30, 2009, if Venezuela is designated as a highly inflationary economy and there is a 20% devaluation, our pre-tax earnings would be negatively impacted by approximately $60. Additionally, revenue and operating profit on an ongoing basis would be impacted by the devaluation.

North America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$570.6	$633.3	(10)%	(8)%	$1,096.3	$1,226.9	(11)%	(9)%
Operating profit	25.1	75.2	(67)%	(65)%	47.6	139.1	(66)%	(64)%
Operating margin	4.4%	11.9%	(7.5)	(7.2)	4.3%	11.3%	(7.0)	(6.8)
Units sold				(6)%				(7)%
Active Representatives				4%				2%

North America consists largely of the U.S. business.

Revenue for both the three and six-month periods of 2009 was negatively impacted by the continued recessionary pressure. Total revenue decreased for both the three and six-month periods of 2009 as a lower average order received from Representatives more than offset an increase in Active Representatives. Average order remains challenging particularly in our non-beauty categories. The growth in Active Representatives of 4% and 2% for the three and six-month periods of 2009 reflects the company’s ongoing recruiting and training efforts. Given the economic environment, we expect continued pressure on our results in North America.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

The decrease in both the three and six-month periods of 2009 operating margin in North America was primarily driven by the impact of lower revenues and fixed overhead expense. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin for both periods by 2.7 points and 1.5 points, respectively.

Central & Eastern Europe

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$324.4	$432.6	(25)%	3%	$645.8	$854.2	(24)%	3%
Operating profit	19.4	91.6	(79)%	(66)%	67.7	184.7	(63)%	(48)%
Operating margin	6.0%	21.2%	(15.2)	(13.7)	10.5%	21.6%	(11.1)	(10.5)
Units sold				(4)%				(3)%
Active Representatives				6%				8%

Revenue decreased for both the three and six-month periods of 2009 as a result of unfavorable foreign exchange. Local currency revenue for the six months ended June 30, 2009, increased despite continued recessionary pressure throughout the region, reflecting growth in Active Representatives, driven by investments in RVP, offset by a lower average order. While the impact of unfavorable foreign exchange rates drove revenue declines during the three months ended June 30, 2009, of 16% in Russia and 38% in Ukraine, local currency revenue grew 14% in Russia and declined 4% in Ukraine. The impact of unfavorable foreign exchange rates drove revenue declines for the six months ended June 30, 2009, of 21% in Russia and 28% in Ukraine. Local currency revenue for the six months ended June 30, 2009, grew 10% in Russia and 11% in Ukraine.

The local currency revenue increase in Russia for the three and six months ended June 30, 2009, was primarily due to strong growth in Active Representatives. In late 2008, we completed the roll-out of Sales Leadership and improved the discount structure we offered Representatives in Russia. Offsetting the improved sequential growth rate in Russia was a sequential decline in Ukraine. We experienced a decline of 4% in local currency revenue in Ukraine during the second quarter of 2009 as compared to a 25% local currency revenue growth for the first quarter of 2009 due to the negative impact of current economic conditions.

The decrease in operating margin for both the three and six-month periods of 2009 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin for both periods by an estimated 7 points and 6 points, respectively. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin for both periods by 5.9 points and 3.2 points, respectively. Operating margin was also negatively impacted by higher inventory obsolescence expense in 2009, as the 2008 periods benefited from an adjustment to inventory obsolescence reserve due to changes in our estimates to our disposition plan of products reserved for under PLS.

Western Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$299.9	$354.6	(15)%	4%	$543.1	$671.6	(19)%	1%
Operating profit	13.1	41.9	(69)%	(62)%	19.1	61.2	(69)%	(59)%
Operating margin	4.4%	11.8%	(7.4)	(6.9)	3.5%	9.1%	(5.6)	(4.7)
Units sold				(2)%				(4)%
Active Representatives				8%				6%

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Revenue decreased for both the three and six-month periods of 2009 primarily due to the impact of unfavorable foreign exchange. Local currency revenue increased for both the three and six-month periods of 2009 as a result of growth in Active Representatives offset by a lower average order reflecting continued recessionary pressure. Active Representatives growth for both periods of 2009 benefited somewhat due to the acquisition of a small distributor in Saudi Arabia during the second quarter of 2009. This acquisition did not have a significant impact on the financial results. Revenue declined 22% and 27% during the three and six months ended June 30, 2009, in the United Kingdom. Local currency revenue in the United Kingdom during the three months ended June 30, 2009, increased 1% as strong merchandising of “smart value” products countered the recessionary pressure. Local currency revenue in the United Kingdom during the six months ended June 30, 2009, declined 3% reflecting consumer pressure caused by the recession, partially offset by an increase in Active Representatives. Revenue in Turkey declined 10% and 15% during the three and six months ended June 30, 2009, due to the negative impact of foreign currency. Turkey’s local currency revenue increased 14% and 15% during the three and six months ended June 30, 2009, respectively, reflecting an increase in Active Representatives, partially offset by lower average order.

The decrease in operating margin for both the three and six-month periods of 2009 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin for both periods by an estimated 5 points and 6 points, respectively. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin for both periods by 4.1 points and 0.5 points, respectively.

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$208.8	$227.2	(8)%	—	$408.4	$444.6	(8)%	—
Operating profit	11.5	27.5	(58)%	(53)%	26.7	50.5	(47)%	(38)%
Operating margin	5.5%	12.1%	(6.6)	(5.9)	6.5%	11.4%	(4.9)	(3.9)
Units sold				—				—
Active Representatives				10%				7%

Revenue decreased for both the three and six-month periods of 2009 primarily due to unfavorable foreign exchange. Revenue in the Philippines for the three and six months ended June 30, 2009, decreased 1% and 3%, respectively, but local currency revenue increased by 10% and 11% for the respective periods, driven by growth in Active Representatives, supported by RVP initiatives. Revenue in Japan for the three and six months ended June 30, 2009, decreased 4% and 2%, respectively, and declined 12% in local currency for both periods due to lower sales from both direct mail and direct selling. We continue to see downward pressure on our revenue in Japan going forward.

Operating margin decreased for both the three and six-month periods of 2009, primarily due to higher costs to implement restructuring initiatives, which negatively impacted operating margin for both periods by 5.6 points and 3.0 points, respectively. Additionally unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translations, negatively impacted operating margin by an estimated 3 points for both periods.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

China

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$89.6	$77.7	15%	13%	$185.5	$165.5	12%	8%
Operating profit	7.1	(7.9)	*	*	20.6	5.7	261%	242%
Operating margin	7.9%	(10.2)%	18.1	18.1	11.1%	3.4%	7.7	7.6
Units sold				32%				16%
Active Representatives				52%				46%

*	Calculation not meaningful

Revenue increased for both the three and six-month periods ended June 30, 2009, due to an increase in Active Representatives and favorable foreign exchange, offset by a lower average order. In addition, the 2008 results in China were negatively impacted by the earthquake and subsequent flooding that occurred during the second quarter 2008. The growth in Active Representatives reflects continued expansion of our direct selling efforts, which were supported with continued Representative recruiting, television advertising and field incentives. The lower average order results from the continued expansion of direct selling, as Representatives order in smaller quantities than beauty boutiques, and orders from new Representatives tend to be smaller than the average direct selling order. Revenue growth in China was negatively impacted by a decline in revenues from beauty boutiques as beauty boutiques placed smaller orders, mostly reflecting destocking. During the three month period ended June 30, 2009, revenue benefited from merchandising strategies which emphasized the personal care products. Our beauty boutique operators continue to engage in direct selling by servicing our Representatives.

The increase in operating margin for both the three and six-month periods ended June 30, 2009, was primarily driven by lower advertising expense and cost saving initiatives, partially offset by lower gross margin.

For information concerning an internal investigation into our China operations, see Note 5, Contingencies, of the Notes to the Consolidated Financial Statements.

Global Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Total Global expenses	$134.4	$137.5	2%	$261.2	$268.7	3%
Allocated to segments	(107.2)	(95.6)	(12)%	(208.7)	(189.5)	(10)%

Net Global expenses	$27.2	$41.9	35%	$52.5	$79.2	34%

The decrease in total Global expenses for both the three and six-month periods ended June 30, 2009 was primarily attributable to lower costs associated with global projects, partially offset by higher information technology (“IT”) related and legal costs. The increase in amounts allocated to segments for both periods, is a result of a change in the mix of expenses which are allocated to the segments.

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

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the first half of 2009 was $97 lower than during the first half of 2008, primarily due to lower cash-related net income. Partially offsetting this decrease in operating cash flows were favorable comparisons to 2008, which included a cash payment of $38.0 upon settlement of treasury lock agreements associated with our 2008 debt issuance and initial payments of value-added taxes due to a tax law change in Brazil.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first half of 2009 was $95.5 lower than during the first half of 2008, primarily due to the redemption of certain corporate-owned life insurance policies during the first half of 2009. Capital expenditures during the first half of 2009 were lower than the prior-year period, as a result of the Company’s efforts to preserve capital.

Capital expenditures in 2009 are currently expected to be in the range of $325 to $350 and will be funded by cash from operations.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities of $60.8 during the first half of 2009, compared favorably to cash used by financing activities of $108.8 during the first half of 2008. During the first quarter of 2009, we received proceeds from the $850 debt issuance during March 2009 as compared to a $500 debt issuance during the first quarter of 2008. During 2009, we repaid $633.2 of commercial paper and other debt as compared to $340.5 during 2008. Additionally, during 2008 we repurchased $120.9 of common stock as compared to $6.2 in 2009.

We increased our quarterly dividend payments to $.21 per share in 2009 from $.20 per share in 2008.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of June 30, 2009.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There were no amounts outstanding under this program as of June 30, 2009.

We also maintain a one-year Japanese yen 11.0 billion ($115.4 at the exchange rate on June 30, 2009) uncommitted credit facility. At June 30, 2009 we had no amounts outstanding under this facility.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014 (the “2014 Notes”). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.500%, payable semi-annually, and mature on March 1, 2019. The net proceeds from the offering of $837.6 were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes. In connection with the offering of the 2014 Notes, we entered into five-year interest-rate swap agreements with notional amounts totaling $500.0 to effectively convert the fixed interest rate on the 2014 Notes to a variable interest rate, based on LIBOR.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

We use interest-rate swaps, which effectively convert the fixed rate on the long-term debt to a floating interest rate, to manage our interest rate exposure. At June 30, 2009 and December 31, 2008, we held interest-rate swap agreements that effectively converted approximately 84% and 50%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest-rates at June 30, 2009, and December 31, 2008, was approximately 80% and 65%, respectively.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification program, sales and operation planning process, strategic sourcing initiative, outsourcing strategies, zero-overhead-growth philosophy, cash flow from operations and cash management, tax, foreign currency hedging and risk management strategies;

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

•

the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the possible designation of Venezuela as a highly inflationary economy, and the potential effect of such factors on our business, results of operations and financial condition;

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

•

any consequences of internal investigations and compliance reviews that we conduct from time to time, including the ongoing investigation of our China operations and the review of our practices relating to the Foreign Corrupt Practices Act and related U.S. and foreign laws in additional countries;

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at June 30, 2009, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

(c) Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2009.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/09 - 4/30/09	8,991	$22.22	—	$1,820,814,528
5/1/09 - 5/31/09	—	—	—	1,820,814,528
6/1/09 - 6/30/09	4,646	22.05	—	1,820,814,528

Total	13,637	22.16	—

(1)	Consists of shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(2)

There were no shares purchased during the second quarter of 2009 as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007. The program commenced on December 17, 2007 and is scheduled to expire on December 17, 2012.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) At the Annual Meeting of Shareholders of Avon, held on May 7, 2009, the matters described under (c) below were voted upon.

(b) Directors elected at the Annual Meeting for a one-year term expiring 2010:

W. Don Cornwell, Edward T. Fogarty, V. Ann Hailey, Fred Hassan, Andrea Jung, Maria Elena Lagomasino, Ann S. Moore, Paul S. Pressler, Gary M. Rodkin, Paula Stern and Lawrence A. Weinbach

(c) Annual Meeting votes:

	For	Against or Withheld	Abstain	Broker Non-Votes
(1) To elect the following Directors to one-year terms expiring in 2010:
W. Don Cornwell	362,062,812	2,701,145	—	—
Edward T. Fogarty	360,564,816	4,199,141	—	—
V. Ann Hailey	362,023,778	2,740,179	—	—
Fred Hassan	274,094,516	90,669,441	—	—
Andrea Jung	355,821,821	8,942,136	—	—
Maria Elena Lagomasino	273,498,450	91,265,507	—	—
Ann S. Moore	264,665,961	100,097,996	—	—
Paul S. Pressler	362,570,350	2,193,607	—	—
Gary M. Rodkin	274,247,697	90,516,260	—	—
Paula Stern	360,613,274	4,150,683	—	—
Lawrence A. Weinbach	362,324,629	2,439,328	—	—

Avon Products, Inc.

(2) To ratify the appointment of PricewaterhouseCoopers LLP as Avon’s independent registered public accounting firm for 2009	362,301,775	2,300,309	161,873	—
(3) A shareholder proposal requesting the Board to publish a nanomaterial report to shareholders by November 1, 2009	27,619,318	258,402,087	53,082,688	25,659,864

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: July 30, 2009	/s/ Stephen Ibbotson
Stephen Ibbotson
Group Vice President and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	- Furnished, not filed