Form 10-Q
period 2009-09-30
AVON PRODUCTS INC
filed 2009-10-29
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

The number of shares of Common Stock (par value $.25) outstanding at September 30, 2009 was 427,056,045.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
In millions, except per share data	2009	2008
Net sales	$2,527.0	$2,618.7
Other revenue	24.3	26.0

Total revenue	2,551.3	2,644.7
Costs, expenses and other:
Cost of sales	954.8	975.0
Selling, general and administrative expenses	1,338.0	1,372.6

Operating profit	258.5	297.1

Interest expense	26.1	24.6
Interest income	(3.2)	(10.1)
Other expense, net	3.9	3.4

Total other expenses	26.8	17.9

Income before taxes	231.7	279.2
Income taxes	(74.1)	(54.5)

Net income	157.6	224.7
Net income attributable to noncontrolling interest	(1.4)	(2.1)

Net income attributable to Avon	$156.2	$222.6

Earnings per share:
Basic	$.36	$.52
Diluted	$.36	$.52
Cash dividends per common share	$.21	$.20

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
In millions, except per share data	2009	2008
Net sales	$7,130.4	$7,807.6
Other revenue	71.0	74.9

Total revenue	7,201.4	7,882.5
Costs, expenses and other:
Cost of sales	2,700.3	2,892.1
Selling, general and administrative expenses	3,891.3	4,023.2

Operating profit	609.8	967.2

Interest expense	78.8	76.8
Interest income	(15.2)	(27.9)
Other expense, net	7.9	16.1

Total other expenses	71.5	65.0

Income before taxes	538.3	902.2
Income taxes	(178.6)	(254.3)

Net income	359.7	647.9
Net income attributable to noncontrolling interest	(3.3)	(5.0)

Net income attributable to Avon	$356.4	$642.9

Earnings per share:
Basic	$.83	$1.50
Diluted	$.83	$1.49
Cash dividends per common share	$.63	$.60

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$1,293.4	$1,104.7
Accounts receivable, net	736.2	687.8
Inventories	1,192.7	1,007.9
Prepaid expenses and other	974.5	756.5

Total current assets	4,196.8	3,556.9

Property, plant and equipment, at cost	2,604.2	2,439.9
Less accumulated depreciation	(1,153.3)	(1,096.0)

	1,450.9	1,343.9
Other assets	1,087.8	1,173.2

Total assets	$6,735.5	$6,074.0

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$431.2	$1,031.4
Accounts payable	721.3	724.3
Accrued compensation	273.8	234.4
Other accrued liabilities	642.3	581.9
Sales and taxes other than income	245.1	212.2
Income taxes	70.1	128.0

Total current liabilities	2,383.8	2,912.2

Long-term debt	2,328.0	1,456.2
Employee benefit plans	599.5	665.4
Long-term income taxes	166.1	168.9
Other liabilities	163.0	159.0

Total liabilities	$5,640.4	$5,361.7

Contingencies (Note 5)
Shareholders’ Equity
Common stock	$185.9	$185.6
Additional paid-in capital	1,918.5	1,874.1
Retained earnings	4,204.9	4,118.9
Accumulated other comprehensive loss	(711.1)	(965.9)
Treasury stock, at cost	(4,544.8)	(4,537.8)

Total Avon shareholders’ equity	1,053.4	674.9

Noncontrolling interest	41.7	37.4

Total shareholders’ equity	$1,095.1	$712.3

Total liabilities and shareholders’ equity	$6,735.5	$6,074.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
In millions	2009	2008
Cash Flows from Operating Activities
Net income	$359.7	$647.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131.4	143.0
Provision for doubtful accounts	159.6	149.1
Provision for obsolescence	72.2	54.2
Share-based compensation	43.1	46.5
Deferred income taxes	(36.3)	8.7
Other	44.5	28.1
Changes in assets and liabilities:
Accounts receivable	(157.0)	(63.8)
Inventories	(207.8)	(262.6)
Prepaid expenses and other	(92.8)	(183.5)
Accounts payable and accrued liabilities	29.8	(178.8)
Income and other taxes	(82.2)	(49.2)
Noncurrent assets and liabilities	(17.1)	(36.9)

Net cash provided by operating activities	247.1	302.7

Cash Flows from Investing Activities
Capital expenditures	(171.8)	(238.3)
Disposal of assets	10.2	8.5
Purchases of investments	(.7)	(60.5)
Proceeds from sale of investments	61.8	26.6
Other investing activities	5.7	.1

Net cash used by investing activities	(94.8)	(263.6)

Cash Flows from Financing Activities*
Cash dividends	(273.1)	(262.3)
Debt, net (maturities of three months or less)	(499.1)	(189.8)
Proceeds from debt	948.9	547.1
Repayment of debt	(155.2)	(62.4)
Proceeds from exercise of stock options	3.8	80.8
Excess tax benefit realized from share-based compensation	(2.1)	12.3
Repurchase of common stock	(7.6)	(171.4)

Net cash provided (used) by financing activities	15.6	(45.7)

Effect of exchange rate changes on cash and equivalents	20.8	10.2

Net increase in cash and equivalents	188.7	3.6
Cash and equivalents at beginning of year	1,104.7	963.4

Cash and equivalents at end of period	$1,293.4	$967.0

*	Non-cash financing activities in 2009 and 2008 included the change in fair market value of interest-rate swap agreements of $(32.8) and $4.9, respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”). We consistently applied the accounting policies described in our 2008 Annual Report on Form 10-K (“2008 Form 10-K”) in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2008 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.

New Accounting Standards Implemented

Effective January 1, 2009, we adopted the fair value measurement provisions as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Codification (“Codification”), as it relates to non-recurring, nonfinancial assets and liabilities. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.

Effective January 1, 2009, we adopted enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance as required by the Derivatives and Hedging Topic of the Codification. See Note 12, Derivative Instruments and Hedging Activities.

Effective January 1, 2009, we adopted the provisions required by the Earnings Per Share (“EPS”) Topic of the Codification. The specific provisions address whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. Prior periods EPS was adjusted retrospectively which caused the nine month ended September 30, 2008 basic EPS to be adjusted from $1.51 to $1.50. See Note 2, Earnings Per Share and Share Repurchases.

Effective January 1, 2009, we adopted the provisions relating to the accounting for business combinations as required by the Business Combinations Topic of the Codification. These provisions will impact our financial statements both on the acquisition date and in subsequent periods and will be applied prospectively. The impact of adopting these provisions will depend on the nature and terms of future acquisitions.

Effective January 1, 2009, we adopted the provisions for the accounting and reporting of noncontrolling interests in a subsidiary in consolidated financial statements as required by the Consolidations Topic of the Codification. These provisions recharacterize minority interests as noncontrolling interests and require noncontrolling interests to be classified as a component of shareholders’ equity. These provisions require retroactive adoption of the presentation and disclosure requirements for existing minority interests. As a result of the adoption of these provisions, we reclassified minority interest liabilities of $37.4 from other liabilities to shareholders’ equity on the Consolidated Balance Sheet for the year ended December 31, 2008.

Effective June 30, 2009, we adopted the interim disclosure provisions about the fair value of financial instruments as required by the Fair Value Measurements and Disclosures Topic of the Codification. These provisions require disclosures about the fair value of financial instruments, previously only required in annual financial statements, to be included in interim financial statements. See Note 11, Fair Value.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

Effective June 30, 2009, we adopted the subsequent event provisions of the Codification. These provisions provide guidance on management’s assessment of subsequent events. Management evaluated subsequent events through October 28, 2009, which is the date the financial statements were available to be issued. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.

Effective September 30, 2009, we adopted the Codification. The Codification identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements. The adoption of the Codification did not have an impact on our Consolidated Financial Statements.

New Accounting Standards to be Implemented

In December 2008, the Financial Accounting Standards Board (“FASB”) issued provisions related to employer’s disclosures about postretirement benefit plan assets. These provisions will require additional disclosures about the major categories of plan assets and concentrations of risk, as well as disclosure of fair value levels. The enhanced disclosures about plan assets must be provided in our 2009 Annual Report on Form 10-K.

2. EARNINGS PER SHARE AND SHARE REPURCHASES

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents.

(shares in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Basic and Diluted Earnings per Share	2009	2008	2009	2008
Numerator:
Net income attributable to Avon	$156.2	$222.6	$356.4	$642.9
Less: Earnings allocated to participating securities	(1.2)	(1.4)	(2.9)	(4.1)

Net income allocated to common shareholders	155.0	221.2	353.5	638.8
Denominator:
Basic EPS weighted-average shares outstanding	426.99	425.74	426.76	426.36
Dilutive effect of assumed conversion of stock options	2.62	2.54	1.17	2.46

Diluted EPS adjusted weighted-average shares outstanding	429.61	428.28	427.93	428.82

Earnings per Common Share:
Basic EPS	$.36	$.52	$.83	$1.50
Diluted EPS	$.36	$.52	$.83	$1.49

At September 30, 2009 and 2008, we did not include stock options to purchase 20.8 million shares and 8.8 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would be anti-dilutive.

We purchased approximately 0.4 million shares of Avon common stock for $7.6 during the first nine months of 2009, as compared to approximately 4.6 million shares of Avon common stock for $171.4 during the first nine months of 2008 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon the vesting of restricted stock units.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

3. INVENTORIES

Components of Inventories	September 30, 2009	December 31, 2008
Raw materials	$363.9	$292.7
Finished goods	828.8	715.2

Total	$1,192.7	$1,007.9

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$3.0	$4.2	$3.7	$4.3	$.8	$.8
Interest cost	9.4	11.3	10.4	10.7	2.5	2.6
Expected return on plan assets	(10.5)	(13.1)	(9.5)	(11.9)	(.6)	(.9)
Amortization of prior service credit	(.2)	(.2)	(.3)	(.4)	(2.4)	(1.5)
Amortization of actuarial losses	7.4	6.5	3.2	2.8	.8	.2
Settlements/curtailments	(0.3)	—	—	(2.2)	(.4)	—
Special termination benefits	2.0	—	—	—	—	—

Net periodic benefit costs	$10.8	$8.7	$7.5	$3.3	$0.7	$1.2

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$8.6	$13.3	$11.0	$13.0	$2.6	$2.5
Interest cost	31.0	34.2	30.0	32.1	8.1	8.0
Expected return on plan assets	(33.1)	(38.7)	(27.1)	(35.6)	(1.8)	(2.4)
Amortization of prior service credit	(.4)	(.8)	(.7)	(1.2)	(5.4)	(4.5)
Amortization of actuarial losses	23.6	21.8	9.2	8.3	2.2	.8
Settlements/curtailments	1.2	—	12.3	(2.2)	(.4)	—
Special termination benefits	4.8	—	—	—	—	—

Net periodic benefit costs	$35.7	$29.8	$34.7	$14.4	$5.3	$4.4

We previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2008, that we expected to contribute approximately $60 to $100 and $20 to $30 to our U.S. and non-U.S. pension plans, respectively, in 2009. As of September 30, 2009, we made approximately $20 and $15 of contributions to the U.S. and non-U.S. pension plans, respectively. We now anticipate contributing approximately $1 to $2 and $5 to $15 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2009. Our funding requirements may be impacted by regulations or interpretations thereof.

In August 2009, we announced changes to our postretirement medical and life insurance benefits offered to U.S. retirees. The changes to the retiree medical benefits reduced the plan’s obligations by $36.3. This amount is being amortized as a negative prior service cost over the average future service of active participants which is approximately 12 years. The changes to the retiree life insurance benefits reduced the plan’s obligations by $27.7. This amount is being amortized as a negative prior service cost over 40 months, which is the remaining term of the plan.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

5. CONTINGENCIES

In 2002, 2003 and 2004, our Brazilian subsidiary received a series of excise tax assessments from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-2001 asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe transfer pricing rules to define the taxable basis of excise tax, based on purported market sales data. The structure adopted in 1995 is comparable to that used by other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel, the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote. As of September 30, 2009, the total assessments related to these remote contingencies, including penalties and accruing interest, amounted to approximately $600 at the exchange rate on September 30, 2009. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. We are currently awaiting decisions at the first administrative level for the 2002 assessment and at the second administrative level for the 2003 and 2004 assessments. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods.

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

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2009, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Comprehensive Income	2009	2008	2009	2008
Net income	$157.6	$224.7	$359.7	$647.9
Foreign currency translation adjustments	100.5	(158.5)	176.5	(4.4)
Change in unrealized gains from available-for-sale securities	(.2)	(.3)	(.3)	(.6)
Change in derivative losses on cash flow hedges	2.5	1.3	6.9	(5.6)
Adjustment for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	46.2	5.1	71.7	15.3

Comprehensive income	$306.6	$72.3	$614.5	$652.6

Less: comprehensive income attributable to noncontrolling interest	(3.3)	(2.4)	(3.6)	(3.4)

Comprehensive income attributable to Avon	$303.3	69.9	$610.9	649.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,
	2009		2008
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,113.9	$192.4	$1,064.8	$207.1
North America	535.2	24.1	584.5	29.9
Central & Eastern Europe	314.1	46.7	382.4	59.3
Western Europe, Middle East & Africa	298.2	11.8	315.8	18.3
Asia Pacific	222.6	23.2	221.4	24.3
China	67.3	2.5	75.8	(7.3)

Total from operations	2,551.3	300.7	2,644.7	331.6
Global and other	—	(42.2)	—	(34.5)

Total	$2,551.3	$258.5	$2,644.7	$297.1

	Nine Months Ended September 30,
	2009		2008
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$2,885.0	$414.4	$2,939.8	$515.2
North America	1,631.5	71.7	1,811.4	169.0
Central & Eastern Europe	960.0	114.4	1,236.6	244.0
Western Europe, Middle East & Africa	841.2	30.8	987.4	79.5
Asia Pacific	631.0	49.9	666.0	74.8
China	252.7	23.1	241.3	(1.6)

Total from operations	7,201.4	704.3	7,882.5	1,080.9
Global and other	—	(94.5)	—	(113.7)

Total	$7,201.4	$609.8	$7,882.5	$967.2

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beauty(1)	$1,841.8	$1,905.3	$5,163.4	$5,646.0
Fashion(2)	425.2	439.0	1,243.2	1,373.8
Home(3)	260.0	274.4	723.8	787.8

Net sales	2,527.0	2,618.7	7,130.4	7,807.6
Other revenue(4)	24.3	26.0	71.0	74.9

Total revenue	$2,551.3	$2,644.7	$7,201.4	$7,882.5

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear and accessories.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products.
(4)	Other revenue primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

At September 30, 2009 and December 31, 2008, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2009	December 31, 2008
Deferred tax assets	$247.3	$194.6
Receivables other than trade	147.5	127.1
Prepaid taxes and tax refunds receivable	283.0	156.5
Prepaid brochure costs, paper and other literature	130.8	126.0
Short-term investments	33.4	40.1
Property, plant and equipment held for sale	8.2
Other	124.3	112.2

Prepaid expenses and other	$974.5	$756.5

At September 30, 2009 and December 31, 2008, other assets included the following:

Components of Other Assets	September 30, 2009	December 31, 2008
Deferred tax assets	$490.7	$502.5
Goodwill (Note 10)	225.2	224.5
Intangible assets (Note 10)	17.5	28.6
Investments	52.3	108.9
Deferred software	103.9	98.3
Interest-rate swap agreements (Note 11 and 12)	73.1	103.7
Other	125.1	106.7

Other assets	$1,087.8	$1,173.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

9. RESTRUCTURING INITIATIVES

2005 Restructuring Program

In November 2005, we announced a multi-year turnaround plan to restore sustainable growth. As part of our turnaround plan, we launched a restructuring program in late 2005 (the “2005 Restructuring Program”). Restructuring initiatives under this program include:

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

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $523.8 ($19.6 in the first nine months of 2009, $60.6 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges—First, Second and Third Quarters of 2009

During the three and nine months ended September 30, 2009, we recorded total costs to implement associated with previously approved initiatives that are part of our 2005 Restructuring Program of $2.6 and $19.6, respectively, and the costs consisted of the following:

•	net charges of $0.5 and $6.8, respectively, primarily for employee-related costs;

•

implementation costs of $0.9 and $7.6, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $1.2 and $5.2, respectively, associated with our initiatives to realign certain distribution operations.

Of the total costs to implement, $2.5 and $19.2 were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2009, respectively, and $.1 and $.4 were recorded in cost of sales for each of the three and nine months ended September 30, 2009, respectively.

Restructuring Charges—First, Second and Third Quarters of 2008

During the three and nine months ended September 30, 2008, we recorded total costs to implement associated with previously approved initiatives that are part of our 2005 Restructuring Program of $14.4 and $53.2, respectively, and the costs consisted of the following:

•	net charges of $3.8 and $18.5, respectively, primarily for employee-related costs;

•	implementation costs of $6.4 and $27.0, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes; and

•	accelerated depreciation of $4.2 and $7.7, respectively, associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

Of the total costs to implement, $11.8 and $50.3 were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2008, respectively, and $2.6 and $2.9 were recorded in cost of sales for the three and nine months ended September 30, 2008, respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2008	$93.6	$—	$—	$—	$.3	$93.9
2009 Charges	15.7	—	—	—	—	15.7
Adjustments	(8.7)	—	(.2)	—	—	(8.9)
Cash payments	(36.8)	—	—	—	(.2)	(37.0)
Non-cash write-offs	(13.9)	—	—	—	—	(13.9)
Foreign exchange	1.6	—	—	—	—	1.6

Balance September 30, 2009	$51.5	$—	$(.2)	$—	$.1	$51.4

The following table presents the restructuring charges incurred to date, net of adjustments, under the 2005 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$351.5	$10.8	$7.2	$11.6	$8.6	$389.7
Charges to be incurred on approved initiatives	5.5	—	—	—	—	5.5

Total expected charges on approved initiatives	$357.0	$10.8	$7.2	$11.6	$8.6	$395.2

The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	1.9	(1.1)	1.7	19.0	.6	—	(3.0)	19.1
First quarter 2009	.4	.2	—	(1.4)	.6	—	(1.6)	(1.8)
Second quarter 2009	.2	(.7)	(.5)	(1.1)	11.4	(.2)	(1.0)	8.1
Third quarter 2009	.3	.2	—	—	—	—	—	0.5

Charges recorded to date	$55.8	$74.3	$13.8	$138.4	$57.3	$7.4	$42.7	$389.7
Charges to be incurred on approved initiatives	3.6	0.9	—	0.5	0.4	—	0.1	5.5

Total expected charges on approved initiatives	$59.4	$75.2	$13.8	$138.9	$57.7	$7.4	$42.8	$395.2

As noted previously, we expect to record total costs to implement of approximately $530 before taxes for all restructuring initiatives under the 2005 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

2009 Restructuring Program

In February 2009, we announced a new restructuring program (the “2009 Restructuring Program”) which targets increasing levels of efficiency and organizational effectiveness across the Company’s global operations. The 2009 Restructuring Program initiatives are expected to include:

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

Restructuring Charges—First, Second and Third Quarters of 2009

During the three and nine months ended September 30, 2009, we recorded total costs to implement associated with approved initiatives that are part of our 2009 Restructuring Program of $30.9 and $117.8, respectively, and the costs consisted of the following:

•	net charges of $24.2 and $98.6, respectively, for employee related costs;

•

implementation costs of $3.5 and $16.0, respectively, for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $3.2 for each of the periods, associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

Of the total costs to implement, $27.7 and $114.6 were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2009, respectively, and $3.2 was recorded in cost of sales for each of the three and nine months ended September 30, 2009.

The liability balances for the initiatives under the 2009 Restructuring Program are shown below:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
2009 Charges	$98.8	—	—	—	—	$98.8
Adjustments	(0.2)	—	—	—	—	(0.2)
Cash payments	(8.4)	—	—	—	—	(8.4)
Non-cash write-offs	(4.0)	—	—	—	—	(4.0)
Foreign exchange	0.6	—	—	—	—	0.6

Balance September 30, 2009	$86.8	$—	$—	$—	$—	$86.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

The charges, net of adjustments, of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
First quarter 2009	$.2	$1.6	$1.7	$.5	$.1	$—	$3.0	$7.1
Second quarter 2009	15.7	16.2	18.7	15.0	.1	.7	.9	67.3
Third quarter 2009	1.6	7.9	1.1	5.1	2.5	(.7)	6.7	24.2

Charges recorded to date	$17.5	$25.7	$21.5	$20.6	$2.7	$—	$10.6	$98.6
Charges to be incurred on approved initiatives	6.0	2.6	2.6	1.4	1.0	—	—	13.6

Total expected charges on approved initiatives	$23.5	$28.3	$24.1	$22.0	$3.7	$—	$10.6	$112.2

As noted previously, we expect to record total costs to implement in the range of $300 to $400 before taxes for all restructuring initiatives under the 2009 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the table above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the table above as total expected charges on approved initiatives represents charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the table above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

	Latin America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Total
Balance at December 31, 2008	$94.9	$8.8	$33.3	$12.4	$75.1	$224.5
Adjustments	—	—	—	(.4)	—	(.4)
Foreign exchange	—	.1	.8	.1	.1	1.1

Balance at September 30, 2009	$94.9	$8.9	$34.1	$12.1	$75.2	$225.2

Intangible assets

	September 30, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.6	$(29.7)	$38.4	$(25.6)
Licensing agreements	42.3	(35.2)	42.4	(28.3)
Noncompete agreements	7.4	(5.9)	7.4	(5.7)

Total	$88.3	$(70.8)	$88.2	$(59.6)

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

Estimated Amortization Expense:

2009	$14.0
2010	2.0
2011	2.0
2012	2.0
2013	2.0

Aggregate amortization expense during the three and nine months ended September 30, 2009, was $3.7 and $11.2, respectively, compared to $3.3 and $11.9, respectively, for the same periods of 2008.

11. FAIR VALUE

We adopted the fair value measurement provisions required by the Fair Value Measurements and Disclosures Topic of the Codification as of January 1, 2008, with the exception of the application to non-recurring, nonfinancial assets and liabilities, which was adopted as of January 1, 2009, with no impact on our Consolidated Financial Statements. The adoption of the fair value measurement provisions did not have a material impact on our fair value measurements. The fair value measurement provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In addition, the fair value measurement provisions establish a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on our own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value at September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$1.9	—	—	$1.9
Interest-rate swap agreements	—	$73.1	—	73.1
Foreign exchange forward contracts	—	16.5	—	16.5

Total	$1.9	$89.6	—	$91.5

Liabilities:
Interest-rate swap agreements	—	$12.6	—	$12.6
Foreign exchange forward contracts	—	9.4	—	9.4

Total	—	$22.0	—	$22.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2009 and December 31, 2008, consisted of the following:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,293.4	$1,293.4	$1,104.7	$1,104.7
Available-for-sale securities	1.9	1.9	2.3	2.3
Grantor trust cash and cash equivalents	8.4	8.4	20.1	20.1
Debt maturing within one year	431.2	433.4	1,031.4	1,038.6
Long-term debt, net of related discount or premium	2,328.0	2,371.3	1,456.2	1,346.1
Foreign exchange forward contracts	7.1	7.1	(10.7)	(10.7)
Interest-rate swap agreements	60.5	60.5	87.6	87.6

The methods and assumptions used to estimate fair value are as follows:

Available-for-sale securities—The fair values of these investments were based on the quoted market prices for issues listed on securities exchanges.

Debt maturing within one year and long-term debt—The fair values of all debt and other financing were determined based on quoted market prices.

Foreign exchange forward contracts—The fair values of forward contracts were based on quoted forward foreign exchange prices at the reporting date.

Interest-rate swap agreements—The fair values of interest rate swap and treasury lock agreements were estimated based LIBOR yield curves at the reporting date.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2009:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$58.0	Other Liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	1.3

Total derivatives designated as hedges		$58.0		$1.3

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$15.1	Other Liabilities	$12.6
Foreign exchange forward contracts	Prepaid expenses and other	16.5	Accounts Payable	8.1

Total derivatives not designated as hedges		$31.6		$20.7

Total derivatives		$89.6		$22.0

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

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

Interest Rate Risk

We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. These agreements are designated as fair value hedges. At September 30, 2009, we held interest-rate swap agreements that effectively converted approximately 82% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at September 30, 2009, was approximately 78%.

At September 30, 2009, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,975. During the three and nine months ended September 30, 2009, we recorded a net gain of $24.6 and a net loss of $30.2, respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At September 30, 2009, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $650. During the three and nine months ended September 30, 2009, we recorded a net loss of $1.2 and $2.6 in other expense, net associated with these undesignated interest-rate swap agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2009, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $274 for the euro, the Hungary forint, the Peru new sol, the Czech Republic koruna, the Romania leu, the Canadian dollar, the Australian dollar, the New Zealand dollar, the Polish zloty and the British pound.

We use foreign exchange forward contracts to hedge portions of our forecasted foreign currency cash flows resulting from intercompany royalties, and other third-party and intercompany foreign currency transactions where there is a high probability that anticipated exposures will materialize. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The ineffective portion of the gain or loss on the derivative is recorded in other expense, net. For the three and nine months ended September 30, 2009, there was no ineffectiveness reported. The effective portion of these hedges resulted in a gain of $0.7 and loss of $2.9 being recognized in AOCI for the three and nine months ended September 30, 2009, respectively. $1.4 and $8.6 of losses were reclassified from AOCI to cost of sales to offset a gain on the item being hedged during the three and nine months ended September 30, 2009, respectively.

We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges for financial reporting purposes. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and nine months ended September 30, 2009, we recorded a gain of $5.7 and $7.7 in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2009, we recorded a loss of $4.3 and $3.9, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

We have used foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of a foreign subsidiary. A loss of $1.6 on the foreign currency-denominated debt was effective as a hedge of the net assets of the foreign subsidiary and was recorded in AOCI. During the three and nine months ended September 30, 2009, the ineffective portion of the loss was nil and $.3 on the foreign currency-denominated debt and was recorded in other expense, net.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

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

In September 2009, we entered into a financing lease obligation for $60.8. The lease obligation relates to the sale and leaseback of equipment in one of our distribution facilities in North America.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At September 30, 2009, we were in compliance with all covenants in our indentures.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 67 countries and territories, including the United States, and distribute products in 43 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We centrally manage global Brand Marketing, Supply Chain and Sales organizations. Product categories include: Beauty, which consists of color cosmetics, fragrances, skin care and personal care; Fashion, which consists of fashion jewelry, watches, apparel, footwear and accessories; and Home, which consists of gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type. Sales are made to the ultimate consumer principally through direct selling by approximately 6.0 million independent Representatives, who are independent contractors and not employees of Avon. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.

We view the geographic diversity of our businesses as a strategic advantage in part because it allows us to participate in higher growth beauty markets internationally. In developed markets, such as the United States, we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets, we seek to achieve higher growth targets. During 2008, approximately 80% of our consolidated revenue was derived from operations outside the U.S.

During the first nine months of 2009, revenues decreased 9%, impacted by unfavorable foreign exchange and the depressed global economy. Local currency revenue increased 5%, with increases in all segments except North America. Sales from products in the Beauty category decreased 9%, due to unfavorable foreign exchange. On a local currency basis, sales of products in the Beauty category increased 6% due to a 3% increase in units and net per unit. Active Representatives increased 9%. The unfavorable impact of foreign exchange lowered operating margin by an estimated 3 points (approximately 2 points from foreign-exchange transactions and approximately 1 point from foreign-exchange translation), year over year. See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

We expect that the global economic pressures will continue in the foreseeable future and that 2009 will continue to be a challenging year; however we expect the pressures from foreign exchange to ease in the fourth quarter of 2009. We expect revenue growth in 2009 to be consistent with our long-term revenue growth expectations of mid-single digits, excluding the impact of foreign exchange. We also expect that 2009 full year operating margin will continue to be pressured by the unfavorable impacts of foreign exchange, both foreign currency translation and the impact of transaction losses caused by changes in foreign exchange. Operating margin will also be negatively impacted by restructuring charges during 2009. We believe benefits from our strategic sourcing initiative (“SSI”) program, focusing on manufacturing productivity, changing the sourcing of raw materials and finished goods to help mitigate foreign exchange impacts, and some softening in commodity costs will help to partially offset the negative impact of foreign exchange. We continue to look for ways to transform our cost structure and intend to reduce non-strategic spending during 2009, while continuing our strategies of investing in advertising and our Representatives, which we continue to expect will remain approximately in line as a percent of revenue for the full year on a combined basis. We are focused on innovating our direct selling channel through technological and service model enhancements for our Representatives and assessing new product category opportunities. We also continue to offer an increased assortment of “smart value” products, which are quality products at affordable price points, and promote our Representative earnings opportunity to a wider audience.

We believe that our operating cash flow and global cash balances of $1.3 billion, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to look beyond the 2009 challenges and continue our focus on long-term sustainable, profitable growth.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

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

NEW ACCOUNTING STANDARDS

Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AS COMPARED TO SEPTEMBER 30, 2008

Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Favorable (Unfavorable) %/Point Change	2009	2008	Favorable (Unfavorable) %/Point Change
Total revenue	$2,551.3	$2,644.7	(4)%	$7,201.4	$7,882.5	(9)%
Cost of sales	954.8	975.0	2%	2,700.3	2,892.1	7%
Selling, general and administrative expenses	1,338.0	1,372.6	3%	3,891.3	4,023.2	3%

Operating profit	258.5	297.1	(13)%	609.8	967.2	(37)%

Interest expense	26.1	24.6	(6)%	78.8	76.8	(3)%
Interest income	(3.2)	(10.1)	(68)%	(15.2)	(27.9)	(46)%
Other expense, net	3.9	3.4	(15)%	7.9	16.1	51%
Net income attributable to Avon	$156.2	$222.6	(30)%	$356.4	$642.9	(45)%

Diluted earnings per share	$.36	$.52	(31)%	$.83	$1.49	(44)%
Advertising expenses*	$84.3	$105.8	20%	$243.9	$290.1	16%
Gross margin	62.6%	63.1%	(0.5)	62.5%	63.3%	(0.8)
Selling, general and administrative expenses as a % of total revenue	52.4%	51.9%	(0.5)	54.0%	51.0%	(3.0)
Operating margin	10.1%	11.2%	(1.1)	8.5%	12.3%	(3.8)
Effective tax rate	32.0%	19.5%	(12.5)	33.2%	28.2%	(5.0)
Units sold			5%			2%
Active Representatives			10%			9%

*	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

Revenue

Total revenue decreased 4% for the three months ended September 30, 2009, with unfavorable foreign exchange accounting for 11 percentage points of the revenue decline. Local currency revenue increased 7%, with increases in all segments except North America and China. Active Representatives increased 10%.

On a category basis, the decrease in revenue for the three months ended September 30, 2009, was driven by a decrease of 3% in both Beauty sales and Fashion sales, as well as a decrease of 5% in Home sales. Within the Beauty category, skincare declined 8%, personal care declined 4%, fragrance declined 4% and color cosmetics increased 4%. Local currency sales of our product categories increased 7%, with the Beauty category increasing 8%. Within the Beauty category, local currency sales of skincare increased 1%, personal care increased 7%, fragrance increased 9% and color cosmetics increased 17%. Local currency sales of Fashion increased 4% and Home increased 3%.

Total revenue decreased 9% for the nine months ended September 30, 2009, with unfavorable foreign exchange accounting for 14 percentage points of the revenue decline. Local currency revenue increased 5%, with increases in all segments except North America. Active Representatives increased 9%.

On a category basis, the decrease in revenue for the nine months ended September 30, 2009 was primarily driven by a decrease of 9% in Beauty sales, with decreases in all sub-categories of Beauty. Within the Beauty category, skincare declined 12%, personal care declined 8%, fragrance declined 8% and color cosmetics declined 5%. Fashion sales decreased 10% and Home sales decreased 8%. Local currency sales of our product categories increased 5%, with the Beauty category increasing 6%. Within the Beauty category, local currency sales of skincare decreased 1%, personal care increased 7%, fragrance increased 9% and color cosmetics increased 11%. Local currency sales of Fashion were flat and Home increased 3%.

Gross Margin

Gross margin for the three and nine months ended September 30, 2009, decreased by 0.5 points and 0.8 points, respectively. We estimate that the unfavorable impact of transaction foreign exchange lowered gross margin by approximately 1 and 2 points for the three- and nine-month periods ended September 30, 2009, respectively. We were able to offset a portion of this negative impact from foreign exchange through strong manufacturing productivity gains, benefits from SSI and improved pricing. During the nine months ended September 30, 2008, gross margin was benefited by approximately $13 of reduced obsolescence as a result of changes in estimates to our disposition plan under our PLS program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2009, decreased $34.6 and $131.9, respectively. The decrease for both the three- and nine-month periods primarily related to lower advertising costs, which decreased by 20% and 16%, respectively, offset by higher costs incurred to implement our restructuring initiatives. We recorded charges under our 2005 and 2009 Restructuring Programs of $30.2 and $133.8 during the three- and nine-month periods ended September 30, 2009, respectively, as compared to $11.8 and $50.3 during the respective periods of 2008. Additionally, as a percentage of revenue, selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2009, increased by 0.5 and 3.0 points, respectively, due to:

•	the decline in revenues caused by the impact of unfavorable foreign exchange, while selling, general and administrative expenses are disproportionately U.S. dollar based;

•

higher brochure costs due to higher cost of paper, additional flyers and brochure pages to offer “smart value” products and an increase in the number of brochures due to a larger number of Representatives;

•

incremental investments of approximately $7 and $31 for the three- and nine-month periods ended September 30, 2009, in our Representatives through RVP by continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools;

•

higher bad debt expense as a percent of revenues caused by an influx of new Representatives, who normally have a higher rate of default than established Representatives, as well as economic conditions; and

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

•	higher distribution costs as a percent of revenues due to the impact of processing more, smaller orders, particularly during the first half of 2009.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense for the three- and nine-month periods ended September 30, 2009, increased by 6% and 3%, respectively, due to increased borrowings, partially offset by lower interest rates. At September 30, 2009, we held interest-rate swap agreements that effectively converted approximately 82% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income for the three- and nine-month periods ended September 30, 2009, decreased by 68% and 46%, respectively, primarily due to lower interest rates.

Other expense, net for the three-month period ended September 30, 2009, increased primarily due to higher net foreign exchange losses. Other expense, net for the nine-month period ended September 30, 2009, was a lower expense than the prior year as a result of lower foreign exchange losses.

Effective Tax Rate

The effective tax rate for the three and nine months ended September 30, 2009, was 32.0% and 33.2%, respectively, compared to rates of 19.5% and 28.2%, for the same periods of 2008. The effective tax rate for the nine months ended September 30, 2009, includes the establishment of a valuation allowance against certain deferred tax assets as a result of restructuring activities and a higher tax cost associated with the repatriation of anticipated current year earnings, partially offset by a reduction in a foreign tax liability as a result of a planning strategy. The effective tax rate for the three- and nine-month periods of 2008 include net benefits of 13.6 points and 4.2 points, respectively, resulting from an audit settlement, which was partially offset by the establishment of a valuation allowance against deferred tax assets relating to loss carryforwards.

Segment Review

Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$1,113.9	$1,064.8	5%	18%	$2,885.0	$2,939.8	(2)%	16%
Operating profit	192.4	207.1	(7)%	4%	414.4	515.2	(20)%	(2)%
Operating margin	17.3%	19.4%	(2.1)	(2.3)	14.4%	17.5%	(3.1)	(2.7)
Units sold				10%				8%
Active Representatives				13%				11%

Revenue increased for the three months ended September 30, 2009, and decreased for the nine months ended September 30, 2009, with both periods impacted by unfavorable foreign exchange. Local currency revenue increased for both the three-and nine-month periods of 2009 reflecting growth in Active Representatives, driven by continued investments in RVP, and a higher average order. Revenue increased 7% in Brazil and declined 18% in Mexico for the three months ended September 30, 2009. Local currency revenue for the three months ended September 30, 2009, benefited from growth in all markets, particularly from increases of 22% in Brazil and 7% in Mexico. Revenue declined 3% in Brazil and 14% in Mexico for the nine months ended September 30, 2009, due to the impact of unfavorable foreign exchange

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

rates. Local currency revenue for the nine months ended September 30, 2009, benefited from growth in all markets, particularly from increases of 19% in Brazil and 12% in Mexico. Revenue in Venezuela for the three- and nine-month periods of 2009 grew 24% and 13%, respectively, in both local and U.S. dollars.

Local currency revenue growth for both the three- and nine-month periods of 2009 in Brazil was primarily driven by an increase in Active Representatives, as well as an increase in average order. Local currency revenue growth in Mexico for both the three-and nine-month periods of 2009 was driven by a significant increase in Active Representatives, partially offset by a lower average order. Revenue growth in Venezuela for both the three- and nine-month periods of 2009 reflected increased prices due to inflation, while the three-month period also reflects increased revenues from strong merchandising activities.

The decrease in operating margin for both the three- and nine-month periods of 2009 in Latin America was primarily due to the impact of unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin for both periods by an estimated 2 points and 3 points, respectively. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin for the nine months ended September 30, 2009, by 0.9 points, partially offset by the benefit of higher revenues and fixed overhead expense.

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

At September 30, 2009, Avon Venezuela had cash balances of approximately $135, primarily denominated in bolivars. The last dividends repatriated to the U.S. were during 2007, when Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. We continue to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. During the first nine months of 2009, Avon Venezuela’s revenue and operating profit represented approximately 5% and 11% of Avon’s consolidated revenue and Avon’s consolidated operating profit, respectively.

Inflation in Venezuela has been at relatively high levels over the past few years and it is likely that Venezuela will be designated as a highly inflationary economy no later than the beginning of our 2010 fiscal year. Avon uses the National Consumer Price Index to determine whether Venezuela is a highly inflationary economy. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the exchange rate used, earnings will be negatively impacted. For example, based on the balance sheet of Avon Venezuela at September 30, 2009, if Venezuela is designated as a highly inflationary economy and there is a subsequent 20% devaluation, an approximate $50 loss would impact pre-tax earnings. If Venezuela is not considered a highly inflationary economy, under the same 20% devaluation scenario, the approximate $50 pretax loss would be recorded in equity. Additionally, revenue and operating profit on an ongoing basis would be impacted by the devaluation.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

North America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$535.2	$584.5	(8)%	(8)%	$1,631.5	$1,811.4	(10)%	(9)%
Operating profit	24.1	29.9	(19)%	(15)%	71.7	169.0	(58)%	(56)%
Operating margin	4.5%	5.1%	(0.6)	(0.4)	4.4%	9.3%	(4.9)	(4.7)
Units sold				(5)%				(6)%
Active Representatives				4%				3%

North America consists largely of the U.S. business.

Revenue for both the three- and nine-month periods of 2009 was negatively impacted by the continued recessionary pressure. Total revenue decreased for both the three- and nine-month periods of 2009 as a lower average order received from Representatives more than offset an increase in Active Representatives. Average order remains challenging particularly in our non-beauty categories. The growth in Active Representatives for the three- and nine-month periods of 2009 reflects our ongoing recruiting and training efforts. Given the economic environment, we expect continued pressure on our results in North America.

Higher costs to implement restructuring initiatives negatively impacted operating margin for both the three- and nine-month periods of 2009 by 2.0 points and 1.7 points, respectively. During the nine months ended September 30, 2009, lower revenues and fixed overhead expense also lowered operating margin; however, cost containment initiatives benefited operating margin during the three-month period.

Central & Eastern Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$314.1	$382.4	(18)%	7%	$960.0	$1,236.6	(22)%	4%
Operating profit	46.7	59.3	(21)%	10%	114.4	244.0	(53)%	(34)%
Operating margin	14.9%	15.5%	(0.6)	0.4	11.9%	19.7%	(7.8)	(7.1)
Units sold				—				(2)%
Active Representatives				8%				8%

Revenue decreased for both the three- and nine-month periods of 2009 as a result of unfavorable foreign exchange. Local currency revenue for both the three- and nine-month periods of 2009 increased despite continued recessionary pressure throughout the region, reflecting growth in Active Representatives, driven by investments in RVP and brochures as well as strong marketing offers. The growth in Active Representatives was partially offset by a lower average order, particularly during the first six months of 2009. While the impact of unfavorable foreign exchange rates drove revenue declines of 9% in Russia and 32% in Ukraine during the three months ended September 30, 2009, local currency revenue grew 18% in Russia and 10% in Ukraine. While the impact of unfavorable foreign exchange rates drove revenue declines of 17% in Russia and 29% in Ukraine for the nine months ended September 30, 2009, local currency revenue for the nine months ended September 30, 2009, grew 12% in Russia and 11% in Ukraine.

The local currency revenue increase in Russia for the three and nine months ended September 30, 2009, was primarily due to strong growth in Active Representatives. In late 2008, we completed the roll-out of Sales Leadership and improved the discount structure we offered Representatives in Russia. The local currency revenue increase in Ukraine for the three months ended September 30, 2009, was primarily due to growth in Active Representatives and average order. The local currency revenue increase in Ukraine for the nine months ended September 30, 2009, was primarily due to growth in Active Representatives and average order, partially offset by the negative impact of recent economic conditions.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

The decrease in operating margin for both the three and nine-month periods of 2009 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin for both periods by an estimated 5 points. Operating margin for the three months ended September 30, 2009, benefited from lower advertising costs, which benefited from timing and greater productivity. Higher costs to implement restructuring initiatives negatively impacted operating margin for the nine months ended September 30, 2009, by 1.9 points. Operating margin for the nine months ended September 30, 2009, was also negatively impacted by higher inventory obsolescence expense in 2009, as the 2008 periods benefited from an adjustment to inventory obsolescence reserve due to changes in our estimates to our disposition plan of products reserved for under PLS.

Western Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$298.2	$315.8	(6)%	7%	$841.2	$987.4	(15)%	3%
Operating profit	11.8	18.3	(36)%	(9)%	30.8	79.5	(61)%	(50)%
Operating margin	4.0%	5.8%	(1.8)	(0.7)	3.7%	8.1%	(4.4)	(3.4)
Units sold				22%				4%
Active Representatives				9%				7%

Revenue decreased for both the three- and nine-month periods of 2009 as a result of unfavorable foreign exchange. Local currency revenue increased for both the three- and nine-month periods of 2009 as a result of growth in Active Representatives offset by a lower average order reflecting continued recessionary pressure. Active Representatives growth for both periods of 2009 benefited by one point due to the acquisition of a small distributor in Saudi Arabia during the second quarter of 2009. This acquisition had minimal impact on the financial results. Revenue declined 13% and 22% in the United Kingdom during the three and nine months ended September 30, 2009. Local currency revenue in the United Kingdom increased 2% during the three months ended September 30, 2009, and declined 1% during the nine months ended September 30, 2009, as strong merchandising of “smart value” products countered the recessionary pressure, particularly benefiting unit growth in the three-month period. Revenue in Turkey declined 12% and 14%, respectively, for the three and nine months ended September 30, 2009, due to the negative impact of foreign currency. Turkey’s local currency revenue increased 10% and 12% during the three and nine months ended September 30, 2009, respectively, reflecting an increase in Active Representatives, driven by investments in RVP and Sales Leadership, partially offset by lower average order.

The decrease in operating margin for both the three- and nine-month periods of 2009 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin for both periods by an estimated 3 points. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin for both periods of 2009 by 0.7 and 0.6 points, respectively. Operating margin for the three months ended September 30, 2009, benefited from lower distribution expenses.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$222.6	$221.4	1%	2%	$631.0	$666.0	(5)%	1%
Operating profit	23.2	24.3	(5)%	3%	49.9	74.8	(33)%	(24)%
Operating margin	10.4%	11.0%	(0.6)	—	7.9%	11.2%	(3.3)	(2.6)
Units sold				4%				2%
Active Representatives				6%				7%

Revenue increased for the three months ended September 30, 2009, and decreased for the nine months ended September 30, 2009, with both periods impacted by unfavorable foreign exchange. Local currency revenue increased for both the three- and nine-month periods of 2009 as a result of growth in Active Representatives offset by a lower average order. Revenue in the Philippines for the three and nine months ended September 30, 2009, increased 9% and 1%, respectively, while local currency revenue increased by 16% and 13% for the respective periods, driven by growth in Active Representatives, supported by RVP initiatives. Revenue in Japan for the three months ended September 30, 2009, increased 5% and remained flat for the nine months period. Local currency revenue in Japan declined 9% and 11% for the three and nine months ended September 30, 2009, due to lower revenues from both direct mail and direct selling. We continue to see downward pressure on our results in Japan going forward.

The decrease in operating margin for both the three- and nine-month periods of 2009 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin for both periods by an estimated 2 points and 3 points, respectively. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin for both periods by 1.1 and 2.4 points, respectively. Partially offsetting these items were the benefits of growth derived from higher margin markets.

China

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2009	2008	US$	Local Currency	2009	2008	US$	Local Currency
Revenue	$67.3	$75.8	(11)%	(11)%	$252.7	$241.3	5%	2%
Operating profit/(loss)	2.5	(7.3)	*	*	23.1	(1.6)	*	*
Operating margin	3.7%	(9.6)%	13.3	13.3	9.1%	(.7)%	9.8	9.7
Units sold				(19)%				4%
Active Representatives				7%				33%

*	Calculation not meaningful

Revenue decreased for the three months ended September 30, 2009, due to a lower average order partially offset by an increase in Active Representatives. Revenue increased during the nine months ended September 30, 2009, due to an increase in Active Representatives partially offset by a lower average order. Revenue from Beauty Boutiques decreased by over 40% for the three months ended September 30, 2009, reflecting the continued complex evolution towards direct selling in this hybrid business model, which is unique to this market. Revenue growth from direct selling mirrored Active Representative growth at 7% for the three months ended September 30, 2009. The timing of incentive programs and product launches dampened direct-selling revenue during the three-month period of 2009.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

The increase in operating margin for both the three- and nine-month periods ended September 30, 2009, was primarily driven by lower advertising expense and cost saving initiatives. A lower gross margin offset these operating margin benefits for the nine months ended September 30, 2009. Additionally, the 2008 operating margin for both periods was negatively impacted by costs associated with the 2008 earthquake and floods.

For information concerning an internal investigation into our China operations, see Note 5, Contingencies, of the Notes to the Consolidated Financial Statements.

Global Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Total Global expenses	$145.4	$129.4	(12)%	$406.4	$398.1	(2)%
Allocated to segments	(103.2)	(94.9)	(9)%	(311.9)	(284.4)	(10)%

Net Global expenses	$42.2	$34.5	(22)%	$94.5	$113.7	17%

The increase in total Global expenses for both the three- and nine-month periods ended September 30, 2009 was primarily attributable to higher costs associated with restructuring initiatives, higher information technology (“IT”) related and legal costs. The increase in amounts allocated to segments for both periods is a result of a change in the mix of expenses which are allocated to the segments and higher global expenses.

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

Our liquidity could also be impacted by dividends, capital investments and acquisitions. At any given time, we may be in discussions and negotiations with potential acquisition candidates. Acquisitions may be accretive or dilutive and by their nature, involve numerous risks and uncertainties. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 below.

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the first nine months of 2009 was $55.6 lower than during the first nine months of 2008, primarily due to lower net income. Partially offsetting this decrease in operating cash flows were favorable comparisons to 2008, which included the timing of payments relating to our restructuring programs, a cash payment of $38.0 upon settlement of treasury lock agreements associated with our 2008 debt issuance, higher incentive based compensation payments related to our 2006-2007 Turnaround Incentive Plan and the impact of advance purchases of paper for brochures in 2008.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

Additionally, net cash provided by operating activities in 2009 was negatively impacted by net unfavorable working capital movements in accounts receivable and inventory as compared to 2008.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first nine months of 2009 was $168.8 lower than during the first nine months of 2008, primarily due to the redemption of certain corporate-owned life insurance policies during the first nine months of 2009. Capital expenditures during the first nine months of 2009 were lower than the prior-year period, as a result of the Company’s efforts to preserve capital.

Capital expenditures in 2009 are currently expected to be in the range of $300 to $325 and will be funded by cash from operations. In an effort to preserve capital in 2009, the Company continues to defer non strategic investments into 2010 and beyond.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities of $15.6 during the first nine months of 2009, compared favorably to cash used by financing activities of $45.7 during the first nine months of 2008. During the first quarter of 2009, we received proceeds from the $850 debt issuance during March 2009 as compared to a $500 debt issuance during the first quarter of 2008. During 2009, we repaid $654.3 of commercial paper and other debt as compared to $252.2 during 2008. Additionally, during 2008 we repurchased $171.4 of common stock as compared to $7.6 in 2009.

We increased our quarterly dividend payments to $.21 per share in 2009 from $.20 per share in 2008.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). There were no borrowings under this credit facility as of September 30, 2009.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There were no amounts outstanding under this program as of September 30, 2009.

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

In September 2009, we entered into a financing lease obligation for $60.8. The lease obligation relates to the sale and leaseback of equipment in one of our distribution facilities in North America.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

We use interest-rate swaps, which effectively convert the fixed rate on the long-term debt to a floating interest rate, to manage our interest rate exposure. At September 30, 2009 and December 31, 2008, we held interest-rate swap agreements that effectively converted approximately 82% and 50%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest-rates at September 30, 2009, and December 31, 2008, was approximately 78% and 65%, respectively.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. We derive approximately 80% of our consolidated revenue from operations of subsidiaries outside of the U.S. The functional currency for most of our

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

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

•

the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the likely designation of Venezuela as a highly inflationary economy, and the potential effect of such factors on our business, results of operations and financial condition;

•

our ability to successfully transition our business in China in connection with the resumption of direct selling in that market in 2006, our ability to operate using the direct-selling model permitted in that market and our ability to retain and increase the number of Active Representatives there over a sustained period of time;

•

the effect of political, legal and regulatory risks imposed on us, our operations or our Representatives, including foreign exchange or other restrictions, changes in direct selling regulations or interpretations thereof, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in the international markets in our portfolio;

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS—(Continued)

(Dollars in millions, except per share data)

•

any consequences of internal investigations and compliance reviews that we conduct from time to time, including the ongoing investigation of our China operations and the review of our practices relating to the Foreign Corrupt Practices Act and related U.S. and foreign laws in additional countries, as well as any business disruption resulting from such investigations, reviews or related measures we may implement from time to time;

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at September 30, 2009, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

(c) Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2009.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/09 – 7/31/09	22,645	(2)	$29.15	—	$1,820,815,000
8/1/09 – 8/31/09	39,159	(3)	32.07	31,073	1,819,809,000
9/1/09 – 9/30/09	7,650	(4)	31.52	—	1,819,809,000

Total	69,454		32.77	31,073

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

(2)	Includes 22,645 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
(3)

Includes share repurchases under our publicly announced program and 8,086 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4)	Includes 7,650 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC. (Registrant)

Date: October 29, 2009	/s/ Stephen Ibbotson
Stephen Ibbotson Group Vice President and Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

10.1	Separation Agreement, between Elizabeth Smith and Avon Products, Inc., dated September 16, 2009 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 17, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed