Form 10-K
period 2009-12-31
AVON PRODUCTS INC
filed 2010-02-25
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2009 (the last business day of our most recently completed second quarter) was $11.0 billion.

The number of shares of Common Stock (par value $.25) outstanding at January 31, 2010, was 427,495,268.

Documents Incorporated by Reference

Part III - Portions of the registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders.

1

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification program, sales and operation planning process, strategic sourcing initiative, outsourcing strategies, zero-overhead-growth philosophy, Internet platform and technology strategies, cash flow from operations and cash management, tax, foreign currency hedging and risk management strategies;

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

•

the effect of political, legal, tax and regulatory risks imposed on us, our operations or our Representatives, including foreign exchange or other restrictions, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	the inventory obsolescence and other costs associated with our product line simplification program;

•	our ability to effectively implement initiatives to reduce inventory levels in the time period and in the amounts we expect;

•	our ability to achieve growth objectives or maintain rates of growth, particularly in our largest markets and developing and emerging markets, such as Brazil;

•

our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, and our ability to negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

•

the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy, and the potential effect of such factors on our business, results of operations and financial condition;

•

our ability to successfully transition and evolve our business in China in connection with the development and evolution of the direct selling business in that market, our ability to operate using a direct-selling model permitted in that market and our ability to retain and increase the number of Active Representatives there over a sustained period of time;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in the international markets in our portfolio;

•

any consequences of internal investigations and compliance reviews that we conduct, including the ongoing investigation and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any business disruption resulting from such investigations, reviews or related actions;

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

•

our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance the Representative and consumer experience and increase Representative productivity through investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives;

•

the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in our material pending and future litigations;

•	our ratings and our access to financing and ability to secure financing at attractive rates; and

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations.

We undertake no obligation to update any such forward-looking statements.

PART I

(Dollars in millions, except per share data)

ITEM 1.	BUSINESS

When used in this report, the terms “Avon,” “Company,” “we,” “our” or “us” mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.

General

We are a global manufacturer and marketer of beauty and related products. We commenced operations in 1886 and were incorporated in the State of New York on January 27, 1916. We conduct our business in the highly competitive beauty industry and compete against other consumer packaged goods (“CPG”) and direct-selling companies to create, manufacture and market beauty and non-beauty-related products. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear and accessories. Home consists of gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type.

Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores, department stores), our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Financial information relating to our reportable segments is included in the “Segment Review” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as “MD&A”, on pages 30 through 37 of this 2009 Annual Report on Form 10-K, which we refer to in this report as our “2009 Annual Report”, and in Note 12, Segment Information, on pages F-32 through F-34 of our 2009 Annual Report. Information about geographic areas is included in Note 12, Segment Information, on pages F-32 through F-34 of our 2009 Annual Report.

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

Over the past four years, we have been implementing our turnaround plan through various strategic initiatives, including our 2005 and 2009 Restructuring Programs, product line simplification program (“PLS”), strategic sourcing initiative (“SSI”) and investments in advertising and our Representatives. Additional information regarding our strategic initiatives is included in the “Overview” and “Strategic Initiatives” sections within MD&A on pages 21 through 23 and additional information regarding our inventory is included in the “Provisions for Inventory Obsolescence” and “Liquidity and Capital Resources” sections within MD&A on pages 25 and 37 through 40 of our 2009 Annual Report.

Distribution

We presently have sales operations in 65 countries and territories, including the U.S., and distribute our products in 40 more. Unlike most of our competitors, which sell their products through third party retail establishments (i.e. drug stores, department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by approximately 6.2 million active independent Representatives. Representatives are independent contractors and not our employees. Representatives earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.

A Representative contacts customers directly, selling primarily through our brochure, which highlights new products and special promotions for each sales campaign. In this sense, the Representative, together with the brochure, are the “store” through which our products are sold. A brochure introducing a new sales campaign is usually generated every two weeks in the U.S. and every two to four weeks for most markets outside the U.S. Generally, the Representative forwards an order for a campaign to us using the mail, the Internet, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for his or her own account. A Representative generally receives a refund of the full price the Representative paid for a product if the Representative chooses to return it.

We employ certain electronic order systems to increase Representative support, which allow a Representative to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with us. In addition Representatives can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about us.

In the U.S. and selected other markets, we also market our products through consumer websites (www.avon.com in the U.S.). These sites provide a purchasing opportunity to consumers who choose not to purchase through a Representative.

In some markets, we use decentralized branches, satellite stores and independent retail operations to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for us with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license our beauty centers and other retail-oriented opportunities to reach new customers in complementary ways to direct selling.

The recruiting or appointing and training of Representatives are the primary responsibilities of district sales managers and zone managers. Depending on the market and the responsibilities of the role, some of these individuals are our employees and some are independent contractors. Those who are employees are paid a salary and an incentive based primarily on the achievement of a sales objective in their district. Those who are independent contractors are rewarded primarily based on total sales achieved in their zones or downlines. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level compensation program which gives Representatives, known as Sales Leadership Representatives, the opportunity to earn bonuses based on the net sales made by Representatives they have recruited and trained in addition to discounts earned on their own sales of our products. This program limits the number of levels on which commissions can be earned to three and continues to focus on individual product sales by Sales Leadership Representatives. The primary responsibilities of Sales Leadership Representatives are the prospecting, appointing, training and development of their down-line Representatives while maintaining a certain level of their own sales. Development of the Sales Leadership program throughout the world is one part of our long-term growth strategy. As described above, the Representative is the “store” through which we primarily sell our products and given the high rate of turnover among Representatives (a common characteristic of direct selling), it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business. As part of our multi-year turnaround plan, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing Representatives, as well as training and developing our direct-selling executives.

One of our key strategies to recruit and retain Representatives is to improve the reward and effort equation for our Representatives (Representative Value Proposition or “RVP”). We have allocated significant incremental investment to grow our Representative base, to increase the frequency with which the Representatives order and the size of the order. We have also undertaken extensive research to determine the pay back on specific advertising, field tools and other actions and the optimal balance of these tools and actions in key markets. In addition to a research and marketing intelligence staff, we have employed both internal and external statisticians to develop proprietary, fact-based regression analyses using our vast product and sales history.

From time to time, local governments and others question the legal status of Representatives or impose burdens inconsistent with their status as independent contractors, often in regard to possible coverage under social benefit laws that would require us (and, in most instances, the Representatives) to make regular contributions to government social benefit funds. Although we have generally been able to address these questions in a satisfactory manner, these questions can be raised again following regulatory changes in a jurisdiction or can be raised in additional jurisdictions. If there should be a final determination adverse to us in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume and profitability of our business in that country that we would consider discontinuing operations in that country.

Promotion and Marketing

Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television and print advertising are used. In addition, we seek to motivate our Representatives through the use of special incentive programs that reward superior sales performance. We have made significant investments to understand the financial return of such field incentives. Periodic sales meetings with Representatives are conducted by the district sales or zone managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.

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

Investment in advertising is another key strategy. We significantly increased spending on advertising since 2006, including advertising to recruit Representatives. We expect this to be an ongoing investment to strengthen our beauty image worldwide and drive sales positively.

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

Specifically, due to the nature of the direct-selling channel, we compete on a regional, often country-by-country basis, with our direct-selling competitors. Unlike most other beauty companies, we compete within a distinct business model where providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. As a result, in contrast to a typical CPG company which operates within a broad-based consumer pool, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.

Within the broader CPG industry, we principally compete against large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. In addition, we compete against many other companies that manufacture and sell more narrow beauty product lines sold through retail establishments and other channels.

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

International Operations

Our international operations are conducted primarily through subsidiaries in 64 countries and territories outside of the U.S. In addition to these countries and territories, our products are distributed in 40 other countries and territories through distributorships.

Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

See the sections “Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks” and “Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations” in Item 1A on pages 10 and 11 of our 2009 Annual Report.

Manufacturing

We manufacture and package almost all of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased for our Beauty products from various suppliers. Almost all of our Fashion and Home products are purchased from various suppliers. Additionally, we design the brochures that are used by the Representatives to sell our products. The loss of any one supplier would not have a material impact on our ability to source raw materials for our Beauty products or source products for our Fashion and Home categories or paper for the brochures.

Packages, consisting of containers and packaging components, are designed by our staff of artists and designers. The design and development of new Beauty products are affected by the cost and availability of materials such as glass, plastics and chemicals. We believe that we can continue to obtain sufficient raw materials and supplies to manufacture and produce our Beauty products.

As further described in the “Overview” and “Strategic Initiatives” sections within MD&A on pages 20 through 23, we continue to implement SSI to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort.

We are also implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to continue in phases over the next several years. We completed implementation in certain significant markets, and will continue to roll-out the ERP system over the next several years.

See Item 2, Properties, for additional information regarding the location of our principal manufacturing facilities.

Product Categories

Each of our three product categories account for 10% or more of consolidated net sales. The following is the percentage of net sales by product category for the years ended December 31:

	2009	2008	2007
Beauty	72%	72%	70%
Fashion	17%	18%	18%
Home	11%	10%	12%

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

Seasonal Nature of Business

Our sales and earnings have a marked seasonal pattern characteristic of many companies selling Beauty, gift and decorative products, apparel, and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is, by its nature, difficult to forecast. Fourth quarter revenue and operating data was as follows:

	2009	2008
Fourth quarter revenues as a % of total revenue	31%	26%
Fourth quarter operating profit as a % of total operating profit	40%	28%

The fourth quarter operating profit comparison between 2009 and 2008 was impacted by recessionary pressure and the negative impact of foreign exchange in 2008. Partially offsetting these items were costs to implement our restructuring initiatives which were higher in 2009 than 2008. The fourth quarter of 2009 included costs to implement our restructuring initiatives of $34.0, whereas the fourth quarter of 2008 included $7.4 of costs to implement our restructuring initiatives.

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

Our global research and development facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have satellite research facilities located in Argentina, Brazil, China, Japan, Mexico, Poland and South Africa.

In 2009, our most significant product launches included Anew Reversalist Serum/Cream, Anew Dermafull Helix, Spectra Lash mascara, SpectraColor Lip, 24-K Gold Lipstick, Supercurlacious Mascara and Spotlight fragrance.

The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $66.7 in 2009, $70.0 in 2008 and $71.8 in 2007. This research included the activities of product research and development and package design and development. Most of these activities were related to the development of Beauty products.

Environmental Matters

In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect on our capital expenditures, financial position or competitive position.

Employees

At December 31, 2009, we employed approximately 41,000 employees. Of these, approximately 6,000 were employed in the U.S. and 35,000 in other countries.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2009, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2009 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Our success depends on our ability to execute fully our global business strategy.

Our ability to implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•	implement our multi-year restructuring programs and achieve anticipated savings from the initiatives under these programs;

•	increase our beauty sales and market share, and strengthen our brand image;

•	realize anticipated cost savings and reinvest such savings effectively in consumer-oriented investments and other aspects of our business;

•	implement appropriate product mix and pricing strategies, including our PLS program and achieve anticipated benefits from these strategies;

•	implement enterprise resource planning and SSI and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•	implement customer service initiatives, the Sales and Operation Planning process and a zero overhead growth philosophy;

•	implement and continue to innovate our Internet platform and technology strategies;

•	implement our outsourcing strategies;

•	implement initiatives to reduce inventory levels;

•	maintain appropriate cash flow levels and implement cash management, tax, foreign currency hedging and risk management strategies;

•	implement our Sales Leadership program globally, recruit Representatives, enhance the Representative experience and increase their productivity through investments in the direct selling channel;

•

increase the number of consumers served per Representative and their engagement online, as well as to reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as acquisitions, joint ventures and strategic alliances with other companies; and

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

In November 2005, we announced a multi-year turnaround plan as part of a major drive to fuel revenue growth and expand profit margins, while increasing consumer investments. Restructuring initiatives that are part of the turnaround plan include: enhancement of organizational effectiveness, implementation of a global manufacturing strategy through facilities realignment, additional supply chain efficiencies in the areas of procurement and distribution and streamlining of transactional and other services through outsourcing and moves to low-cost countries. As part of the turnaround plan, we also launched our PLS program and SSI initiative. In February 2009, we announced a new restructuring program under our multi-year turnaround plan, which focuses on restructuring our global supply chain operations, realigning certain local business support functions to a more regional basis to drive increased efficiencies, and streamlining transaction-related services, including selective outsourcing.

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

There can be no assurance that we will be able to achieve profitable growth in the future or maintain rates of growth. In developed markets, such as the U.S., we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets, such as Brazil, we have higher growth targets. Our growth overall is also subject to the strengths and weakness of our individual markets, including our international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn or recession in one or more particular regions. Our ability to increase or maintain revenue and earnings depends on numerous factors, and there can be no assurance that our current or future business strategies will lead us to achieve our growth objectives or maintain our rates of growth.

Our business is conducted worldwide primarily in one channel, direct selling.

Our business is conducted worldwide, primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through approximately 6.2 million active independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. As a result, in order to maintain our business and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis and continue to innovate the direct selling model. If consumers change their purchasing habits, such as by reducing purchases of beauty and related products generally, or by reducing purchases from Representatives or buying beauty and related products in channels other than in direct selling, this could reduce our sales and have a material adverse effect on our business, financial condition and results of operations. If our competitors establish greater market share in the direct-selling channel, our business, financial condition and operating results may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, financial condition and operating results may be adversely affected.

Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks.

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

•	the lack of well-established or reliable legal systems in certain areas where we operate;

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

For example, in 1998, the Chinese government banned direct selling but, subsequently in April 2005, the Chinese government granted approval for us to proceed with a limited test of direct selling in certain areas. The Chinese government later issued direct-selling regulations in late 2005, and we were granted a direct-selling license by China’s Ministry of Commerce in late February 2006, which has allowed us to commence direct selling under such regulations. However, there can be no assurance that these and other regulations and approvals will not be rescinded, restricted or otherwise altered, which may have a material adverse effect on our direct selling business in China. There can be no assurance that we will be able to successfully transition and evolve our business in China in connection with the development and evolution of the direct selling business in that market and successfully operate using a direct-selling model permitted in that market, or that we will experience growth in that or other emerging markets. We may encounter similar political, legal and regulatory risks in other international markets in our portfolio.

We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the U.S. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time.

We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations.

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

Inflation is another risk associated with our international operations. For example, Venezuela has been recently designated as a highly inflationary economy. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. Given Venezuela’s designation as a highly inflationary economy and the devaluation of the official rate, our revenue, operating profit, and net income will be negatively impacted in 2010 and beyond. In addition, there can be no assurance that other countries in which we operate will not also become highly inflationary and that our operations will not be negatively impacted as a result. See the “Segment Review” section within MD&A on page 31 of our 2009 Annual Report for additional information regarding Venezuela.

A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions may adversely affect our business, including consumer purchases of discretionary items, such as beauty and related products.

A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures, could adversely affect our business. Recent global economic events, especially in North America, including job losses, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. If current economic conditions continue or worsen, we could experience potential declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by customers, prospective customers and suppliers. Additionally, if these conditions continue or worsen, any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to issue commercial paper, raise additional capital or the ability of lenders to maintain our credit lines, and our ability to maintain offshore cash balances, or otherwise negatively impact our business, results of operations and financial condition.

Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2010 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

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

Direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or “better deal” than that offered by the competition. Representatives are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as “field incentives” in the direct selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the better payback. As the largest and oldest beauty direct seller, Avon’s business model and strategies are often highly sought after, particularly by smaller local and more nimble competitors who seek to capitalize on our investment and experience. As a result, we are subject to significant competition for the recruitment of Representatives from other direct selling or network marketing organizations. It is therefore continually necessary to innovate and enhance our direct selling and service model as well as to recruit and retain new Representatives. If we are unable to do so our business will be adversely affected.

Within the broader CPG industry, we compete against large and well-known cosmetics and fragrances companies that manufacture and sell broad product lines through various types of retail establishments. In addition, we compete against many other companies that manufacture and sell in more narrow Beauty product lines sold through retail establishments. This industry is highly competitive, and some of our principal competitors in the CPG industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer. We have many competitors in the highly competitive gift and decorative products and apparel industries globally, including retail establishments, principally department stores, gift shops and specialty retailers, and direct-mail companies specializing in these products. Our principal competition in the highly competitive fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through retail establishments.

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

Third-party suppliers provide, among other things, the raw materials used to manufacture our Beauty products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.

We manufacture and package almost all of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers for our Beauty products. Almost all of our non-Beauty products are purchased from various suppliers. Additionally, we produce the brochures that are used by Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our Beauty products, the purchasing of our non-Beauty products or the production of our brochures. This risk may be exacerbated by SSI, which will shift our purchasing strategy toward a globally- coordinated effort. Furthermore, increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

Our principal properties consist of worldwide manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Additionally, we also use third party manufacturers to manufacture certain of our products. Therefore, as a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products, including the procedures we employ to detect the likelihood of hazard, manufacturing issues and unforeseen product misuse. If our products are found to be defective or unsafe, or if they otherwise fail to meet our Representatives’ or end customers’ standards, our relationship with our Representatives or end customers could suffer, we could need to recall some of our products, our reputation or the appeal of our brand could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our information technology systems may be susceptible to disruptions.

We employ information technology systems to support our business, including systems to support financial reporting, an enterprise resource planning system which we are implementing on a worldwide basis, and an internal communication and data transfer network. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection and invoicing systems and on-line training. We have Internet sites in many of our markets, including business-to-business sites to support Representatives. We have undertaken initiatives to increase our reliance on employing information technology systems to support our Representatives, as well as initiatives, as part of our multi-year restructuring program, to outsource certain services, including the provision of global human resources information technology systems to our employees and other information technology processes. Any of these systems may be susceptible to outages due to the complex landscape of localized applications and architectures as well as fire, floods, power loss, telecommunications failures, terrorist attacks, break-ins and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operation.

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

Our continued success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and related products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. If we are unable to anticipate and respond to trends in the market for beauty and related products and changing consumer demands, our financial results will suffer. This risk may be exacerbated by our product line simplification (“PLS”) program, which is leading to significant changes to our product offerings.

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

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We own the material patents and trademarks used in connection with the marketing and distribution of our major products both in the U.S. and in other countries where such products are principally sold. Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, there can be no assurance with respect to the rights associated with such intellectual property in those countries. In addition, the laws of certain foreign countries, including many emerging markets, such as China, may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our patents and trademarks may be substantial.

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are and may, in the future, become party to litigation. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny. The regulatory environment with regard to direct selling in emerging and developing markets where we do business is evolving, and officials in such locations often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with local laws and regulations. Any determination that our operations or activities, or the activities of our Representatives, are not in compliance with existing laws or regulations could result in the imposition of substantial fines, interruptions of business, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business and/or reputation.

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

We are investigating Foreign Corrupt Practices Act (FCPA) and related U.S. and foreign law matters, and from time to time we may conduct other internal investigations and compliance reviews, the consequences of which could negatively impact our business.

From time to time, we may conduct internal investigations and compliance reviews, the consequences of which could negatively impact our business. Any determination that our operations or activities are not in compliance with existing United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, termination of necessary licenses and permits, and other legal or equitable sanctions. Other legal or regulatory proceedings, as well as government investigations, which often involve complex legal issues and are subject to uncertainties, may also follow as a consequence. It is our policy to cooperate with U.S. and foreign government agencies and regulators, as appropriate, in connection with our investigations and compliance reviews.

As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the FCPA and related U.S. and foreign laws in China and additional countries. The internal investigation and compliance reviews, which are being conducted under the oversight of our Audit Committee, began in June 2008. We voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our internal investigation and compliance reviews and we are, as we have done from the beginning of the internal investigation, continuing to cooperate with both agencies and have signed tolling agreements with them.

The internal investigation and compliance reviews, which started in China, are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are ongoing. At this point we are unable to predict the duration, scope or results of the internal investigation and compliance reviews.

Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief and other sanctions against us or our personnel. In addition, other countries in which we do business may initiate their own investigations and impose similar sanctions. Because the internal investigation and compliance reviews are ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties worldwide consist of manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Our domestic manufacturing facilities are located in Morton Grove, IL and Springdale, OH. Our domestic distribution centers are located in Atlanta, GA; Glenview, IL; Zanesville, OH; and Pasadena, CA. Our research and development facility is located in Suffern, NY. We also lease office space in two locations in New York City and own property in Rye, NY, for our executive and administrative offices. In early 2010, we entered into a lease for a new office location in New York City that will eventually replace one of the existing New York City office locations on more favorable terms.

Other principal properties outside the U.S. measuring 50,000 square feet or more include the following:

•	two distribution centers for primary use in North America operations (other than in the U.S.);

•	four manufacturing facilities, eleven distribution centers and two administrative offices in Latin America;

•	four manufacturing facilities in Europe, primarily servicing Western Europe, Middle East & Africa and Central & Eastern Europe;

•	seven distribution centers and four administrative offices in Western Europe, Middle East & Africa;

•	four distribution centers and two administrative offices in Central & Eastern Europe;

•	two manufacturing facilities, four distribution centers, and one administrative offices in Asia Pacific; and

•	two manufacturing facilities and six distribution centers in China.

Of all the properties listed above, 33 are owned and the remaining 33 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.

We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.

In January 2007, we announced plans to realign certain North America distribution operations. This initiative included the building of a new distribution center in Zanesville, OH, which we opened in 2009. We have closed our distribution branch in Newark, DE. Additionally, we will phase-out our current distribution branch in Glenview, IL, with the closure expected to be completed by mid-2010.

In January 2008, we announced plans to realign certain Latin America distribution and manufacturing operations. We are building a new distribution center in Brazil that is expected to open in 2011. We will phase-out our current distribution center in Sao Paulo, Brazil during 2011. In addition, we are opening a new distribution center in Colombia during 2011. During 2008, we transferred production from our manufacturing facility in Guatemala to our facility in Mexico.

In July 2009, we announced plans to realign manufacturing operations in North America and Europe. This initiative includes the closing of manufacturing facilities in Springdale, OH in 2012 and Germany in 2011.

ITEM 3.	LEGAL PROCEEDINGS

Reference is made to Note 15, Contingencies, on page F-39 of our 2009 Annual Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Avon’s Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2009, there were approximately 17,277 holders of record of our common stock. We believe that there are many additional shareholders who are not “shareholders of record” but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2009 and 2008 are listed below. For information regarding future dividends on our common stock, see the “Liquidity and Capital Resources” section within MD&A on pages 37 through 40.

	2009			2008
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$25.10	$15.20	$.21	$40.50	$34.47	$.20
Second	27.59	19.37	.21	41.05	35.44	.20
Third	33.96	25.11	.21	45.25	35.08	.20
Fourth	36.12	31.45	.21	41.23	18.38	.20

Stock Performance Graph

Assumed $100 invested on December 31, 2004, in Avon’s common stock, the S&P 500 Index and the Industry Composite. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2004	2005	2006	2007	2008	2009
Avon	$100.00	$75.23	$89.11	$108.72	$67.73	$91.54
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Industry Composite(2)	100.00	103.98	119.32	137.65	118.26	127.54

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.
(2)	The Industry Composite includes Alberto-Culver, Clorox, Colgate–Palmolive, Estée Lauder, Kimberly Clark, Procter & Gamble and Revlon.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock during the fourth quarter of 2009:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/09 – 10/31/09	446	$36.00	—	$1,819,809,000
11/1/09 – 11/30/09	1,134	31.95	—	1,819,809,000
12/1/09 – 12/31/09	1,061	34.84	—	1,819,809,000

Total	2,641		—

(1)	Consists of shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
(2)

There were no shares purchased during the fourth quarter of 2009 as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007. The program commenced on December 17, 2007, and is scheduled to expire on December 17, 2012.

(Dollars in millions, except per share data)

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes.

	2009	2008	2007 (2)	2006 (3)	2005
Income Data
Total revenue	$10,382.8	$10,690.1	$9,938.7	$8,763.9	$8,149.6
Operating profit (1)	1,018.2	1,339.3	872.7	761.4	1,149.0
Net income	625.8	875.3	530.7	477.6	847.6
Diluted earnings per share (4)	$1.45	$2.03	$1.21	$1.06	$1.80
Cash dividends per share	$0.84	$0.80	$0.74	$0.70	$0.66
Balance Sheet Data
Total assets	$6,832.7	$6,074.0	$5,716.2	$5,238.2	$4,761.4
Debt maturing within one year	138.1	1,031.4	929.5	615.6	882.5
Long-term debt	2,307.8	1,456.2	1,167.9	1,170.7	766.5
Total debt	2,445.9	2,487.6	2,097.4	1,786.3	1,649.0
Total shareholders' equity (5)	1,312.6	712.3	749.8	827.4	834.1

(1)

A number of items, shown below, impact the comparability of our operating profit. See Note 14, Restructuring Initiatives and Note 9, Share-Based Compensation Plans, to this 2009 Annual Report for more information on these items.

	2009	2008	2007	2006	2005
Costs to implement restructuring initiatives related to our multi-year restructuring programs	$171.4	$60.6	$158.3	$228.8	$56.5
Inventory obsolescence expense (benefit) related to our product line simplification program	—	(13.0)	167.3	72.6	—
Share-based compensation	54.9	54.8	61.6	62.9	10.1

(2)

In 2007, we recorded a decrease of $18.3 to shareholders’ equity from the initial adoption of the provisions for recognizing and measuring tax positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements as required by the Income Taxes Topic of the FASB Accounting Standards Codification (the “Codification”).

(3)

In 2006, we recorded a decrease of $232.8 to total assets and $254.7 to shareholders’ equity from the initial adoption of the provisions for the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet as required by the Compensation – Retirement Benefits Topic of the Codification.

(4)

In 2009, we adopted the provisions required by the EPS Topic of the Codification. The specific provisions address whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. Prior periods EPS was adjusted retrospectively which caused the December 31, 2008 diluted EPS to be adjusted from $2.04 to $2.03 and the December 31, 2005 diluted EPS to be adjusted from $1.81 to $1.80.

(5)

In 2009, we adopted the provisions for the accounting and reporting of noncontrolling interests in a subsidiary in consolidated financial statements as required by the Consolidations Topic of the Codification. These provisions recharacterize minority interests as noncontrolling interests and require noncontrolling interests to be classified as a component of shareholders’ equity. These provisions require retroactive adoption of the presentation and disclosure requirements for existing minority interests. As a result of the adoption of these provisions, we reclassified minority interest of $37.4, $38.2, $37.0 and $39.9 from other liabilities to shareholders’ equity on the Consolidated Balance Sheet at December 31, 2008, 2007, 2006 and 2005, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and related Notes. When used in this discussion, the terms “Avon,” “Company,” “we,” “our” or “us” mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.

Refer to the Key Performance Indicators table on page 24 of this 2009 Annual Report for a description of how Constant dollar (“Constant $”) growth rates (a Non-GAAP financial measure) are determined.

Overview

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 65 countries and territories, including the U.S., and distribute products in 40 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear and accessories. Home consists of gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type. Sales are made to the ultimate consumer principally through direct selling by approximately 6.2 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.

We view the geographic diversity of our businesses as a strategic advantage in part because it allows us to participate in higher growth beauty markets internationally. In developed markets, such as the U.S., we seek to achieve growth in line with that of the overall beauty market, while in developing and emerging markets, we seek to achieve higher growth targets. During 2009, approximately 80% of our consolidated revenue was derived from operations outside the U.S.

At the end of 2005, we launched a comprehensive, multi-year turnaround plan to restore sustainable growth. We have approved and announced all of the initiatives of the restructuring program launched in 2005 under the turnaround plan (“2005 Restructuring Program”). In 2007, we completed the analysis of our optimal product portfolio and made decisions on exit strategies for non-optimal products under our Product Line Simplification program (“PLS”). In 2007, we also launched our Strategic Sourcing Initiative (“SSI”). We expect our restructuring initiatives under our 2005 Restructuring Program to deliver annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We also expect to achieve annualized benefits in excess of $200 from PLS and $250 from SSI in 2010. In February 2009, we announced a new restructuring program (“2009 Restructuring Program”) under our multi-year turnaround plan, which targets increasing levels of efficiency and organizational effectiveness across our global operations. We expect the restructuring initiatives under our 2009 Restructuring Program to deliver annualized savings of approximately $200 once all initiatives are fully implemented by 2012-2013. These initiatives and programs are discussed further below. Whenever we refer to annualized savings or annualized benefits, we mean the additional operating profit we expect to realize on a full-year basis every year following implementation of the respective initiative as compared with the operating profit we would have expected to achieve without having implemented the initiative.

During 2009, revenue decreased 3%, impacted by unfavorable foreign exchange and the depressed global economy. Constant $ revenue increased 6%, with increases in all segments except North America and China. Sales from products in the Beauty category decreased 3%, due to unfavorable foreign exchange. On a Constant $ basis, sales of products in the Beauty category increased 7% due to a 4% increase in units and a 3% increase in net per unit. Active Representatives increased 9%. The unfavorable impact of foreign exchange lowered operating margin by an estimated 2.5 points (approximately 2 points from foreign-exchange transactions and approximately 0.5 points from foreign-exchange translation), year over year. See the “Segment Review” section of this MD&A for additional information related to changes in revenue by segment.

Although we expect that the global economic pressures will continue in the foreseeable future, we expect at least mid-single digit Constant $ revenue growth during 2010.

Our 2010 operating margin will be negatively impacted by the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis. As a result of the devaluation, we expect the Company’s operating margin to be negatively impacted by approximately $85 of costs associated with the historical cost in U.S. dollars of non-monetary assets. Refer to further discussion of Venezuela on page 31 of this 2009 Annual Report. Despite the negative impact of the accounting cost from the devaluation of the Venezuelan currency, we anticipate the Company’s operating margin to improve in 2010 and to reach mid-teen levels by 2013.

We believe that our strong operating cash flow and global cash balances of approximately $1.3 billion, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to continue our focus on long-term sustainable, profitable growth. We are also focused on innovating our direct selling channel through technological and service model enhancements for our Representatives and assessing new product category opportunities. We also continue to offer an increased assortment of “smart value” products, which are quality products at affordable price points, and promote our Representative earnings opportunity to a wider audience.

Strategic Initiatives

At the end of 2005, we launched a comprehensive, multi-year turnaround plan to restore sustainable growth. As part of the turnaround plan, we launched our PLS and SSI Programs. Since 2005, we have identified, and in many case implemented, restructuring initiatives under our 2005 and 2009 Restructuring Programs. We continue to implement certain initiatives under these restructuring programs. The anticipated savings or benefits realized from these initiatives has funded and will continue to fund our investment in, amongst other things, advertising, market intelligence, consumer research and product innovation.

Advertising and Representative Value Proposition (“RVP”)

Investing in advertising is a key strategy. Although we significantly increased spending on advertising over the past three years, during 2009, our investment in advertising decreased by $38 or 10% reflecting improved productivity, general softness in media prices and the benefit of foreign currency translation. As a percentage of Beauty sales, our investment in advertising was flat compared to 2008. The advertising investments supported new product launches, such as, Anew Reversalist Serum/Cream, Anew Dermafull Helix, Spectra Lash mascara, SpectraColor Lip, 24-K Gold Lipstick, Supercurlacious Mascara and Spotlight fragrance. Advertising investments also included advertising to recruit Representatives. We have also continued to forge alliances with celebrities, including alliances with Patrick Dempsey and Reese Witherspoon for her In Bloom fragrance.

We continued to invest in our direct-selling channel to improve the reward and effort equation for our Representatives. We have committed significant investments for extensive research to determine the payback on advertising and field tools and actions, and the optimal balance of these tools and actions in our markets. We have allocated these significant investments in proprietary direct selling analytics to better understand the drivers of value for our Representatives. We measure our investment in RVP as the incremental cost to provide these value-enhancing initiatives. During 2009, we invested approximately $56 incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools. Investing in RVP will continue to be a key strategy. We will continue to look for ways to improve the earnings opportunity for Representatives through various means, including the following:

•	Evaluating optimum discount structures in select markets;

•	Continuing the roll-out of our Sales Leadership Program, which offers Representatives an enhanced career opportunity;

•	Strategically examining the fee structure and brochure costs to enhance Representative economics;

•	Recalibrating the frequency of campaigns to maximize Representative selling opportunities;

•	Applying the optimal balance of advertising and field investment in our key markets; and

•	Web enablement for Representatives including on-line training enhancements.

While the reward and effort will be different within our global portfolio of businesses, we believe that web enablement is a key element to reduce Representative effort worldwide. We will continue to focus on improving Internet-based tools for our Representatives.

Product Line Simplification

During 2006, we began to analyze our product line, under our PLS program, to develop a smaller range of better performing, more profitable products. The continued goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products. During 2007, we completed the analysis of our product portfolio, concluded on the appropriate product assortment going forward and made decisions regarding the ultimate disposition of products that will no longer be part of our improved product assortment (such as selling at a discount, donation, or destruction). During 2007, we recorded PLS charges of $187.8, primarily for incremental inventory obsolescence expense of $167.3. Although the PLS program is ongoing, we recorded final PLS charges in the fourth quarter of 2007.

Sales and marketing benefits have and will continue to account for most of our projected benefits. Improving our product assortment will allow us to increase exposure and improve presentation of the remaining products within our brochure, which is expected to yield more pleasurable consumer shopping experiences, easier Representative selling experiences, and greater sales per brochure page. A second source of benefits from PLS results from “transferable demand.” Transferable demand refers to the concept that when products with redundant characteristics are removed from our product assortment, some demand from the eliminated products will transfer to the remaining products that offer similar or comparable product characteristics. As part of PLS, when we identify products that have sufficient overlap of characteristics, we will eliminate the products with the lowest profitability and we expect the products that we retain will generate more profit. A third source of benefits from PLS is less price discounting. As we implement operating procedures under PLS, we anticipate introducing fewer new products and lengthening the lifecycle of products in our offering, which we expect will lead to less aggressive price discounting over a product’s life cycle.

In addition to the benefits above, we also expect supply chain benefits to account for some of our projected benefits. We expect improvements to cost of sales once PLS is fully implemented, primarily from a reduction in inventory obsolescence expense as a result of better managed inventory levels, lower variable spending on warehousing, more efficient manufacturing utilization and lower purchasing costs. We also expect operating expenses to benefit from a reduction in distribution costs and benefits to inventory productivity.

Given the nature of these benefits, we estimate that we realized our targeted total benefits from this program of approximately $40 during 2008 and approximately $120 in 2009, or incremental benefits of approximately $80 over 2008. We expect to realize targeted benefits in excess of $200 in 2010.

Strategic Sourcing Initiative

We launched SSI in 2007. This initiative is expected to reduce direct and indirect costs of materials, goods and services. Under this initiative, we are shifting our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort which leverages our volumes, allows our suppliers to benefit from economies of scale, utilizes sourcing best practices and processes, and better matches our suppliers’ capabilities with our needs. Beyond lower costs, our goals from SSI include improving asset management, service for Representatives and vendor relationships. During 2008, we realized benefits of approximately $135 from SSI. During 2009, we realized approximately $200 of benefits from SSI, or incremental benefits of approximately $65 over 2008. We expect to realize benefits in excess of $250 in 2010.

We continue to implement a Sales and Operations Planning process that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

Enterprise Resource Planning System

We are in the midst of a multi-year global roll-out of an enterprise resource planning (“ERP”) system, which is expected to improve the efficiency of our supply chain and financial transaction processes. We began our gradual global roll-out in Europe in 2005 and have since implemented ERP in our European manufacturing facilities, our larger European direct selling operations and in the U.S. As part of this continuing global roll-out, we expect to implement ERP in several countries over the next several years leveraging the knowledge gained from our previous implementations.

During 2008, we worked to improve the effectiveness of ERP in the U.S. and began to implement in the other markets within North America, as well as in some smaller European direct selling operations. During 2008, we also began the multi-year implementation process in Latin America in one market. In Latin America, we plan to implement modules of ERP in a gradual manner across key markets over the next several years. During 2009, we began delivering on the ERP implementation in Latin America, with implementation of ERP modules in Mexico and Brazil. During 2010, we will continue the implementation in a gradual manner across key markets within the region.

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

Restructuring Initiatives

2005 Restructuring Program

We launched our original restructuring program under our multi-year turnaround plan in late 2005. We have approved and announced all of the initiatives that are part of the 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives under this program of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $524.3 through December 31, 2009, ($20.1 in 2009, $60.6 in 2008, $158.3 in 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the 2005 Restructuring Program, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives.

The costs to implement restructuring initiatives during 2005 through 2009 are associated with specific actions, including:

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

•	the restructure of certain international direct-selling operations;

•	the realignment of certain distribution and manufacturing operations, including the realignment of certain of our North America and Latin America distribution operations;

•	the automation of certain distribution processes;

•	the exit of certain unprofitable operations and product lines; and

•	the reorganization of certain functions, primarily sales-related organizations.

Actions implemented under these restructuring initiatives resulted in savings of approximately $300 in 2009, as compared to savings of approximately $270 in 2008. We expect to achieve annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012. We expect the savings to reach approximately $350 in 2010.

2009 Restructuring Program

In February 2009, we announced a new restructuring program under our multi-year turnaround plan. The restructuring initiatives under the 2009 Restructuring Program focus on restructuring our global supply chain operations, realigning certain local business support functions to a more regional basis to drive increased efficiencies, and streamlining transaction-related services, including selective outsourcing. We expect to record total restructuring charges and other costs to implement these restructuring initiatives in the range of $300 to $400 before taxes under the 2009 Restructuring Program. We have recorded total costs to implement, net of adjustments, of $151.3 through December 31, 2009, for actions associated with our restructuring initiatives under the 2009 Restructuring Program, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives. Actions implemented under these restructuring initiatives resulted in savings of approximately $15 in 2009. We are targeting annualized savings under the 2009 Restructuring Program of approximately $200 upon full implementation by 2012-2013. We expect the savings to reach approximately $75 in 2010.

See Note 14, Restructuring Initiatives, on pages F-34 through F-38 of our 2009 Annual Report.

New Accounting Standards

Information relating to new accounting standards is included in Note 2, New Accounting Standards, of our consolidated financial statements contained in this 2009 Annual Report.

Key Performance Indicators

Within this MD&A, we utilize the key performance indicators (“KPIs”) defined below to assist in the evaluation of our business.

KPI	Definition
Growth in Active Representatives	This indicator is based on the number of Representatives submitting an order in a campaign, totaled for all campaigns in the related period. This amount is divided by the number of billing days in the related period, to exclude the impact of year-to-year changes in billing days (for example, holiday schedules). To determine the growth in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year.

Change in Units	This indicator is based on the gross number of pieces of merchandise sold during a period, as compared to the same number in the same period of the prior year. Units sold include samples sold and product contingent upon the purchase of another product (for example, gift with purchase or purchase with purchase), but exclude free samples.

Inventory Days	This indicator is equal to the number of days of cost of sales, based on the average of the preceding 12 months, covered by the inventory balance at the end of the period.

Constant $ (Non- GAAP Financial Measure)	To supplement our financial results presented in accordance with U.S. GAAP, we disclose operating results that have been adjusted to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to these adjusted growth rates as Constant $ growth. We believe this measure provides investors an additional perspective on trends. To exclude the impact of changes in the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.

Critical Accounting Estimates

We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, of our consolidated financial statements contained in this 2009 Annual Report for a detailed discussion of the application of these and other accounting policies.

Restructuring Reserves

We record severance-related expenses once they are both probable and estimable for severance provided under an ongoing benefit arrangement. One-time, involuntary benefit arrangements and disposal costs, primarily contract termination costs, are recorded when the benefits have been communicated to employees. One-time, voluntary benefit arrangements are recorded when the employee accepts the offered benefit arrangement. We evaluate impairment issues if the carrying amount of an asset is not recoverable and exceeds the fair value of the asset.

We estimate the expense for our restructuring initiatives, when approved by the appropriate corporate authority, by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment of property, plant and equipment, contract termination payments for leases, and any other qualifying exit costs. These estimated costs are grouped by specific projects within the overall plan and are then monitored on a quarterly basis by finance personnel. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine if an adjustment is required.

Allowances for Doubtful Accounts Receivable

Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside the U.S. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including selling schedules, business operations, seasonality and changing trends. Over the past three years, annual bad debt expense has been in the range of $164 to $222, or approximately 2.0% of total revenue. Bad debt expense, as a percent of revenue increased by 0.3 points in 2009 as compared to 2008, caused by an influx of new Representatives, who normally have a higher rate of default than established Representatives, as well as economic conditions. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collectability of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowances for Sales Returns

We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, sales returns have been in the range of $335 to $375, or approximately 3.5% of total revenue. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.

Provisions for Inventory Obsolescence

We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected by management, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $122.9 for 2009, $80.8 for 2008, and $280.6 for 2007. Obsolescence expense for 2007 included incremental inventory obsolescence charges of $167.3, related to our PLS program. Obsolescence expense for 2008 benefited by approximately $13 from changes in estimates to our disposition plan under our PLS program.

Pension, Postretirement and Postemployment Expense

We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and a portion of employees in international locations. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care and life insurance benefits subject to certain limitations to the majority of employees in the U.S. and in some foreign countries. See Note 11, Employee Benefit Plans, to our 2009 Annual Report for further information on our benefit plans.

Pension plan expense and the requirements for funding our major pension plans are determined based on a number of actuarial assumptions. These assumptions include the expected rate of return on pension plan assets and the discount rate applied to pension plan obligations.

For 2009, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. plans was 7.60%, compared to 7.66% for 2008. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for 2009 for the U.S. plan was 8%, which was based on an asset allocation of approximately 37% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 4% to 6% in the long term) and 63% in equity securities (which are expected to earn approximately 7% to 10% in the long term). Historical rates of return on the assets of the U.S. plan was 3.6% for the most recent 10-year period and 8.0% for the 20-year period. In the U.S. plan, our asset allocation policy has favored U.S. equity securities, which have returned .3% over the 10-year period and 8.4% over the 20-year period. The plan assets in the U.S. returned 24.6% in 2009 and lost 26.2% in 2008.

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

The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis was 5.61% at December 31, 2009, and 6.11% at December 31, 2008. For the determination of the expected rate of return on assets and the discount rate, we take into consideration external actuarial advice.

Our funding requirements may be impacted by regulations or interpretations thereof. Our calculations of pension, postretirement and postemployment costs are dependent on the use of assumptions, including discount rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2009, we had pretax actuarial losses and prior service credits totaling $429.5 for the U.S. plans and $279.2 for the non-U.S. plans that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension, postretirement and postemployment obligations and future expense. During 2008, the plan assets experienced significant losses, which were mostly due to unfavorable returns on equity securities. These unfavorable returns will increase pension cost in future periods. For 2010, our assumption for the expected rate of return on assets is 8.0% for our U.S. plans and 7.18% for our non-U.S. plans. Our assumptions are reviewed and determined on an annual basis.

A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2009 pension expense:

	Increase/(Decrease) in Pension Expense
	50 Basis Point
	Increase	Decrease
Rate of return on assets	(5)	5
Discount rate	(9)	9
Rate of compensation increase	1	(1)

Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize a net deferred tax asset in the future, in excess of the net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease earnings in the period such determination was made. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when we conclude that these earnings are indefinitely reinvested. Deferred taxes are provided on earnings not considered indefinitely reinvested.

We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain some positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances. We file income tax returns in many jurisdictions. In 2010, a number of income tax returns are scheduled to close by statute and it is possible that a number of tax examinations may be completed. If our filing positions are ultimately upheld, it is possible that the 2010 provision for income taxes may reflect adjustments.

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

Share-based Compensation

All share-based payments to employees are recognized in the Consolidated Financial Statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from historical results.

Loss Contingencies

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

Results Of Operations - Consolidated

				Favorable (Unfavorable) %/Point Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Total revenue	$10,382.8	$10,690.1	$9,938.7	(3)%	8%
Cost of sales	3,888.3	3,949.1	3,941.2	2%	—%
Selling, general and administrative expenses	5,476.3	5,401.7	5,124.8	(1)%	(5)%

Operating profit	1,018.2	1,339.3	872.7	(24)%	53%

Interest expense	104.8	100.4	112.2	(4)%	11%
Interest income	(20.2)	(37.1)	(42.2)	(46)%	(12)%
Other expense, net	7.1	37.7	6.6	*	*
Net income attributable to Avon	$625.8	$875.3	$530.7	(29)%	65%

Diluted earnings per share	$1.45	$2.03	$1.21	(29)%	68%
Advertising expenses(1)	$352.7	$390.5	$368.4	10%	(6)%
Gross margin	62.6%	63.1%	60.3%	(0.5)	2.8
Selling, general and administrative expenses as a % of total revenue	52.7%	50.5%	51.6%	(2.2)	1.1
Operating margin	9.8%	12.5%	8.8%	(2.7)	3.7
Effective tax rate	32.2%	29.3%	33.0%	(2.9)	3.7
Units sold				3%	1%
Active Representatives				9%	7%

*	Calculation not meaningful
(1)	Advertising expenses are included within selling, general and administrative expenses.

Total Revenue

Total revenue decreased 3% in 2009, with unfavorable foreign exchange accounting for 9 percentage points of the revenue decline. Constant $ revenue increased 6%, with increases in all segments except North America and China. Active Representatives increased 9%.

On a category basis, Constant $ Beauty sales increased 7%, while Fashion increased 1% and Home increased 5%. Within the Beauty category, Constant $ sales of skincare decreased 1%, fragrance increased 8%, personal care increased 9% and color cosmetics increased 13%. On a reported basis, the decrease in revenue for 2009 was primarily driven by a decrease of 3% in Beauty sales, with decreases in all sub-categories of Beauty except color cosmetics. Within the Beauty category, skincare declined 8%, fragrance declined 2%, personal care declined 1% and color cosmetics increased 3%. Fashion sales decreased 5% and Home sales decreased 1%.

Total revenue increased 8% in 2008, with foreign exchange contributing 3 percentage points to the revenue growth. Revenue grew in all segments, except North America. Revenue growth was driven by an increase of 7% in Active Representatives.

On a category basis, the 2008 increase in revenue was primarily driven by an increase of 10% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, skin care grew 10%, fragrance grew 9%, personal care grew 9% and color cosmetics grew 11%. Fashion sales increased 6%, while Home sales decreased 3%. On a category basis, Constant $ Beauty sales increased 7%, while Fashion increased 5% and Home decreased 4%. Within the Beauty category, Constant $ sales of skincare increased 6%, fragrance increased 8%, personal care increased 7% and color cosmetics increased 8%.

For additional discussion of the changes in revenue by segment, see the “Segment Review” section of this MD&A.

Gross Margin

Gross margin for 2009 decreased by 0.5 points. The unfavorable impact of foreign exchange transactions lowered gross margin by an estimated 1.7 points for 2009. A portion of this negative impact from foreign exchange transactions was offset through strong manufacturing productivity gains which includes benefits from SSI and strategic price increases. 2008 gross margin included benefits of approximately $13 of reduced obsolescence from changes in estimates to our disposition plan under our PLS program.

Gross margin increased 2.8 points in 2008 as compared to 2007, primarily due to a decrease in inventory obsolescence provisions in 2008, which benefited gross margin by 2.0 points, and from increased pricing and favorable product mix, which benefited gross margin by 1.3 points. These benefits to gross margin were partially offset by higher commodity costs and the unfavorable impact of foreign exchange on product cost in Europe. 2007 included incremental inventory obsolescence charges of $167.3 related to our PLS program. Obsolescence expense for 2008 also benefited by approximately $13 from changes in estimates to our disposition plan under our PLS program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $74.6 during 2009 as compared to 2008, due to higher costs incurred under our restructuring initiatives, partially offset by lower advertising costs. We recorded charges under our 2005 and 2009 Restructuring Programs of $164.7 during 2009, as compared to $57.5 during 2008.

Selling, general and administrative expenses increased $276.9 during 2008 as compared to 2007, primarily due to the following:

•	higher investments in RVP and advertising of approximately $105;

•	higher variable expenses such as freight from increased sales volume and brochure costs;

•	higher overhead primarily due to higher marketing costs; and

•	the impact of foreign exchange.

These higher costs during 2008 as compared to 2007 were partially offset by lower costs incurred to implement our restructuring initiatives of $99.8, due to costs associated with previously approved initiatives.

See the “Segment Review” section of MD&A for additional information related to changes in operating margin by segment.

Other Expenses

Interest expense increased by 4% in 2009 as compared to 2008, due to increased borrowings, partially offset by lower interest rates. Interest expense decreased by 11% in 2008 as compared to 2007, primarily due to lower domestic interest rates. At December 31, 2009, we held interest-rate swap agreements that effectively converted approximately 82% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, as compared to 50% at December 31, 2008.

Interest income decreased in both 2009 and 2008, primarily due to lower interest rates.

Other expense, net for 2009 was lower than during 2008 as a result of lower foreign exchange losses. Other expense, net increased in 2008, primarily due to net foreign exchange losses in 2008, as compared to foreign exchange gains in 2007.

Effective Tax Rate

The effective tax rate for 2009 was 32.2%, compared to 29.3% for 2008 and 33.0% for 2007.

The effective tax rate for 2009 was unfavorably impacted by 3.4 points from the establishment of a valuation allowance against certain deferred tax assets primarily as a result of restructuring activities, partially offset by 2.4 points from a reduction in a foreign tax liability. The 2009 rate also included a higher tax cost associated with the repatriation of current year earnings offset by favorable changes in the earnings mix of international subsidiaries.

The effective tax rate for 2008 was favorably impacted by 3.8 points due to an audit settlement, partially offset by 1.2 points from the establishment of a valuation allowance against certain deferred tax assets. The 2008 rate also benefited from changes in the earnings mix of international subsidiaries.

The effective tax rate for 2007 was favorably impacted by 2.0 points due to the net release of valuation allowances, partially offset by the unfavorable impact of restructuring and PLS initiatives.

Segment Review

Below is an analysis of the key factors affecting revenue and operating profit by reportable segment for each of the years in the three-year period ended December 31, 2009.

Years ended December 31	2009		2008		2007
	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
Latin America	$4,103.2	$647.9	$3,884.1	$690.3	$3,298.9	$483.1
North America	2,262.7	110.4	2,492.7	213.9	2,622.1	213.1
Central & Eastern Europe	1,500.1	244.9	1,719.5	346.2	1,577.8	296.1
Western Europe, Middle East & Africa	1,277.8	84.2	1,351.7	121.0	1,308.6	33.9
Asia Pacific	885.6	74.2	891.2	102.4	850.8	64.3
China	353.4	20.1	350.9	17.7	280.5	2.0

Total from operations	10,382.8	1,181.7	10,690.1	1,491.5	9,938.7	1,092.5
Global and other expenses	—	(163.5)	—	(152.2)	—	(219.8)

Total	$10,382.8	$1,018.2	$10,690.1	$1,339.3	$9,938.7	$872.7

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

	2009	2008	% Change	2008	2007	% Change
Total global expenses	$577.3	$534.5	8%	$534.5	$552.6	3%
Allocated to segments	(413.8)	(382.3)	8%	(382.3)	(332.8)	15%

Net global expenses	$163.5	$152.2	7%	$152.2	$219.8	31%

The increase in total global expenses for 2009 was primarily attributable to higher legal and information technology related costs. The increase in amounts allocated to segments for 2009 is a result of a change in the mix of expenses which are allocated to the segments and higher global expenses.

The increase in the amounts allocated to the segments in 2008 was primarily due to higher global marketing and research and development costs, higher information technology costs and higher costs related to global initiatives. The decrease in net global expenses was primarily due to lower costs to implement restructuring initiatives and lower professional service fees associated with our PLS initiative.

Latin America – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$4,103.2	$3,884.1	6%	16%
Operating profit	647.9	690.3	(6)%	2%
Operating margin	15.8%	17.8%	(2.0)	(2.0)
Units sold				6%
Active Representatives				10%

Total revenue increased for 2009 reflecting growth in Active Representatives, driven by continued investments in RVP, and a higher average order, offset by unfavorable foreign exchange. Revenue increased 9% in Brazil and declined 11% in Mexico for 2009. Constant $ revenue for 2009 benefited from growth in all markets, particularly from increases of 17% in Brazil and 8% in Mexico. Revenue in Venezuela for 2009 grew 18% in both Constant $ and U.S. dollars. Revenue in Venezuela will be negatively impacted in future periods by the change in the official exchange rate discussed below.

Constant $ revenue growth in Brazil for 2009 was primarily driven by an increase in Active Representatives, as well as a higher average order. Constant $ revenue growth in Mexico for 2009 was driven by a significant increase in Active Representatives, partially offset by a lower average order, reflecting a difficult economic climate. Revenue growth in Venezuela for 2009 reflected increased prices due to inflation.

The decrease in operating margin in Latin America for 2009 was primarily due to an estimated 2 point negative impact of unfavorable foreign exchange transactions, which includes the cost of our Venezuelan subsidiary settling certain U.S. dollar-denominated liabilities through transactions with non-government sources where the exchange rate is less favorable than the official rate (the “parallel market”). Additionally, higher costs to implement restructuring initiatives during 2009 negatively impacted operating margin by 0.7 points, as these costs impacted operating margin by 0.9 points in 2009 and 0.2 points in 2008. Partially offsetting these negative impacts was the benefit of higher revenues and fixed overhead expense.

Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of our subsidiary in Venezuela (“Avon Venezuela”) to obtain foreign currency at the official rate to pay for imported products. Unless official foreign exchange is made more readily available, Avon Venezuela’s operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from the parallel market. During 2009, the exchange rate in the parallel market generally averaged from 5 to 6 bolivars to the U.S. dollar, compared to the official rate of 2.15 during 2009.

At December 31, 2009, Avon Venezuela had cash balances of approximately $104 translated at the December 31, 2009 official rate, of which approximately $83 was denominated in bolivars and $21 was denominated in U.S. dollars. The last dividends repatriated to the U.S. were during 2007, when Avon Venezuela remitted dividends of approximately $40 at the official exchange rate. Avon Venezuela continues to receive official foreign exchange for some of its imports and other remittances. In 2009, we continued to use the official rate to translate the financial statements of Avon Venezuela into U.S. dollars. During 2009, Avon Venezuela’s revenue and operating profit represented approximately 5% and 9% of Avon’s consolidated revenue and Avon’s consolidated operating profit, respectively.

Inflation in Venezuela has been at high levels over the past few years. Avon uses the blended Consumer Price Index and National Consumer Price Index to determine whether Venezuela is a highly inflationary economy. Effective with the beginning of its 2010 fiscal year, Avon will treat Venezuela as a highly inflationary economy for accounting purposes. When an entity operates in a highly inflationary economy, exchange gains and losses associated with monetary assets and liabilities and deferred income taxes resulting from changes in the exchange rate are recorded in income. Nonmonetary assets, which include inventories and property, plant and equipment, are carried forward at their historical dollar cost.

Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services. Although no official rules have yet been issued, most of Avon’s imports are expected to fall into the non-essential classification. As a result of the change in the official rate to 4.30, Avon anticipates it will record a one-time, after-tax loss of approximately $50 million in the first quarter of 2010, primarily reflecting the write-down of monetary assets and deferred tax benefits. Additionally, certain nonmonetary assets are carried at historic dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2010 as they will not be devalued based on the new exchange rates, but will be expensed at the historic dollar value. As a result of using the historic dollar cost basis of nonmonetary assets acquired prior to the devaluation, such as inventory, 2010 operating profit and net income will additionally be negatively impacted by approximately $85 million, primarily during the first half of the year, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. In addition, revenue and operating profit for Avon’s Venezuela operations will be negatively impacted when translated into dollars at the new official exchange rate. This would be partially offset by the favorable impact of any operating performance improvements. Results for periods prior to 2010 will not be impacted by the change in accounting treatment of Venezuela as a highly inflationary economy or by the change in the official rate in January of 2010.

Latin America – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Constant $
Total revenue	$3,884.1	$3,298.9	18%	14%
Operating profit	690.3	483.1	43%	38%
Operating margin	17.8%	14.6%	3.2	3.0
Units sold				4%
Active Representatives				6%

Total revenue increased for 2008, driven by a larger average order and growth in Active Representatives, as well as favorable foreign exchange. Growth in Active Representatives reflected significant investments in RVP and a continued high level of investment in advertising. Revenue for 2008 benefited from continued growth in substantially all markets. In particular, during 2008, revenue grew 24% in Brazil, 36% in Venezuela, 5% in Mexico and 3% in Colombia. Revenue growth in Brazil was driven by higher average order, growth in Active Representatives and the impact of foreign exchange. Revenue growth in Venezuela was driven by higher average order, while revenue in Mexico benefited from growth in Active Representatives. We experienced a deceleration of growth in Colombia during the second half of 2008 due to economic conditions as well as competition.

The increase in operating margin in Latin America for 2008 was primarily due to the impact of higher revenues, increased pricing, lower inventory obsolescence expense, and lower costs to implement restructuring initiatives. These benefits to margin were partially offset by higher investments in RVP. Operating margin for 2007 benefited from the recognition of unclaimed sales-related tax credits.

North America – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$2,262.7	$2,492.7	(9)%	(9)%
Operating profit	110.4	213.9	(48)%	(48)%
Operating margin	4.9%	8.6%	(3.7)	(3.6)
Units sold				(7)%
Active Representatives				3%

North America consists largely of our U.S. business.

Total revenue for 2009 was negatively impacted by the continued recessionary pressure, as a lower average order received from Representatives more than offset an increase in Active Representatives. Average order remains challenging, particularly in our non-beauty categories. Sales of non-Beauty products declined 13% in 2009, consistent with the general retail environment. Sales of Beauty products declined 6% in 2009.

The growth in Active Representatives during 2009 reflected our ongoing recruiting and training efforts. Given the economic environment, we expect continued pressure on our results in North America in 2010.

Higher costs to implement restructuring initiatives negatively impacted operating margin for 2009 by 1.3 points, as these costs impacted 2009 operating margin by 1.8 points as compared to 0.5 points in 2008. Lower revenues with fixed overhead expense and higher obsolescence expense also lowered operating margin in 2009.

North America – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Constant $
Total revenue	$2,492.7	$2,622.1	(5)%	(5)%
Operating profit	213.9	213.1	0%	1%
Operating margin	8.6%	8.1%	.5	.5
Units sold				(4)%
Active Representatives				2%

North America consists largely of our U.S. business.

Revenue for 2008 was impacted by the macroeconomic environment, including deteriorating consumer confidence and higher year-over-year fuel prices. Sales of non-Beauty products declined 9% in 2008, consistent with the general retail environment. Sales of Beauty products declined 1% in 2008.

Total revenue decreased for 2008, as the lower average order received from Representatives more than offset an increase in Active Representatives. Growth in Active Representatives benefited from continued investments in RVP, including more frequent brochure distribution in Canada, and recruiting advertising. The decline in average order was in large part due to customer demand for non-beauty products slowing markedly in the recessionary environment.

The increase in operating margin for 2008 was primarily driven by lower obsolescence and overhead expenses. These benefits to operating margin were partially offset by higher variable selling costs, including paper for the brochure, bad debt and transportation, and the impact of lower revenue.

Central & Eastern Europe – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$1,500.1	$1,719.5	(13)%	9%
Operating profit	244.9	346.2	(29)%	(12)%
Operating margin	16.3%	20.1%	(3.8)	(3.8)
Units sold				2%
Active Representatives				10%

Total revenue decreased for 2009, impacted by unfavorable foreign exchange. Constant $ revenue for 2009 increased despite continued recessionary pressure throughout the region, reflecting growth in Active Representatives, driven by investments in RVP and brochures as well as strong marketing offers. While the impact of unfavorable foreign exchange rates drove revenue declines of 7% in Russia and 19% in Ukraine for 2009, Constant $ revenue grew 18% in Russia and 20% in Ukraine.

The Constant $ revenue increase in Russia for 2009 was primarily due to strong growth in Active Representatives. In late 2008, we completed the roll-out of Sales Leadership and improved the discount structure we offered Representatives in Russia. The Constant $ revenue increase in Ukraine for 2009 was primarily due to growth in Active Representatives and a higher average order due to increased pricing from inflation, partially offset by the negative impact of recent economic conditions.

The decrease in operating margin for 2009 was primarily driven by the unfavorable impacts of foreign exchange transactions, which negatively impacted operating margin by an estimated 5 points. Higher costs to implement restructuring initiatives negatively impacted operating margin for 2009 by 1.6 points, as these costs impacted 2009 operating margin by 1.8 points as compared to 0.2 points in 2008. Partially offsetting these unfavorable items were lower advertising costs in 2009 and the benefit of higher Constant $ revenues with fixed overhead expenses. Operating margin for 2009 was also negatively impacted by higher obsolescence expense in 2009, as the 2008 period benefited from an adjustment to inventory obsolescence reserve due to changes in our estimates to our disposition plan of products reserved for under PLS.

Central & Eastern Europe – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Constant $
Total revenue	$1,719.5	$1,577.8	9%	4%
Operating profit	346.2	296.1	17%	11%
Operating margin	20.1%	18.8%	1.3	1.1
Units sold				2%
Active Representatives				12%

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

Western Europe, Middle East & Africa – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$1,277.8	$1,351.7	(5)%	6%
Operating profit	84.2	121.0	(30)%	(22)%
Operating margin	6.6%	8.9%	(2.3)	(2.1)
Units sold				8%
Active Representatives				10%

Total revenue decreased for 2009, impacted by unfavorable foreign exchange. Constant $ revenue increased for 2009 as a result of growth in Active Representatives, offset by a lower average order reflecting continued recessionary pressure. Active Representatives growth for 2009 benefited by one point due to the acquisition of a small distributor in Saudi Arabia during the second quarter of 2009. This acquisition had minimal impact on the financial results. Revenue declined 16% in the United Kingdom during 2009, due to the negative impact of foreign exchange. Constant $ revenue in the United Kingdom declined 1% during 2009, as strong merchandising of “smart value” products countered the recessionary pressure. Revenue in Turkey increased 2% during 2009. Turkey’s Constant $ revenue increased 21% during 2009, reflecting an increase in Active Representatives, driven by investments in RVP and Sales Leadership.

The decrease in operating margin for 2009 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin by an estimated 3 points. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin by .7 points, as these costs impacted 2009 operating margin by 2.5 points as compared to 1.8 points in 2008. Partially offsetting these unfavorable items were lower overhead expenses in 2009.

Western Europe, Middle East & Africa – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Constant $
Total revenue	$1,351.7	$1,308.6	3%	6%
Operating profit	121.0	33.9	*	*
Operating margin	8.9%	2.6%	6.3	6.8
Units sold				(3)%
Active Representatives				4%

*	Calculation not meaningful

Total revenue increased for 2008 due to growth in Active Representatives and a higher average order, partially offset by unfavorable foreign exchange. Revenue growth for 2008 was driven by Italy and Turkey.

Revenue in the United Kingdom in 2008 declined 3% due to unfavorable foreign exchange. Revenue in the United Kingdom in Constant $ increased, driven by an increase in Active Representatives, benefiting from investments in representative recruiting. Revenue in the United Kingdom also benefited from the continued roll-out of PLS and strong merchandising. Revenue growth in Turkey of 8% for 2008 was due to a larger average order. Revenue in Turkey also benefited from continued high levels of investments in advertising and RVP. Revenue in Italy in 2008 increased due to growth in Active Representatives.

The increase in operating margin for 2008 was primarily driven by lower costs to implement restructuring initiatives, the impact of higher revenue, lower inventory obsolescence expense, lower overhead expenses and increased pricing. These benefits to operating margin were partially offset by the impact of unfavorable foreign exchange on product cost and higher spending on RVP and advertising.

Asia Pacific – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$885.6	$891.2	(1)%	2%
Operating profit	74.2	102.4	(28)%	(25)%
Operating margin	8.4%	11.5%	(3.1)	(2.8)
Units sold				3%
Active Representatives				6%

Total revenue decreased for 2009, impacted by unfavorable foreign exchange. Constant $ revenue increased for 2009 as a result of growth in Active Representatives, offset by a lower average order. Revenue in the Philippines increased 6%, while Constant $ revenue increased by 14%, driven by growth in Active Representatives, supported by RVP initiatives. Revenue in Japan for 2009 decreased 2%, while Constant $ revenue declined 12%, due to lower revenues from both direct mail and direct selling. We continue to see downward pressure on our results in Japan.

The decrease in operating margin for 2009 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin by an estimated 2 points. Additionally, higher costs to implement restructuring initiatives negatively impacted operating margin by 2.1 points, as these costs impacted 2009 operating margin by 2.2 points as compared to .1 points in 2008. Partially offsetting these items were the benefits of growth derived from higher margin markets.

Asia Pacific – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Constant $
Total revenue	$891.2	$850.8	5%	0%
Operating profit	102.4	64.3	59%	54%
Operating margin	11.5%	7.6%	3.9	4.0
Units sold				0%
Active Representatives				4%

Total revenue increased for 2008 due to foreign exchange. Revenue growth in the Philippines of almost 20%, was primarily due to growth in Active Representatives, supported by RVP initiatives, as well as favorable foreign exchange. Revenue in Japan increased slightly due to foreign exchange. Revenue in Japan in Constant $ declined in 2008 due to lower sales from both direct mail and direct selling. Revenue in Taiwan declined in 2008, reflecting the impact of a field restructuring and economic weakness, partially offset by favorable foreign exchange.

Operating margin increased for 2008, primarily due to the impact of lower inventory obsolescence expense, increased pricing and lower overhead expenses, partially offset by higher spending on RVP and an unfavorable mix of products sold.

China – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$353.4	$350.9	1%	(1)%
Operating profit	20.1	17.7	14%	12%
Operating margin	5.7%	5.0%	.7	.7
Units sold				3%
Active Representatives				32%

Total revenue increased during 2009 due to the impact of favorable foreign exchange and an increase in Active Representatives, partially offset by a lower average order. Revenue from Beauty Boutiques decreased by over 40% for 2009, reflecting the continued complex evolution towards direct selling in this hybrid business model, which is unique to this market. Revenue growth from direct selling increased 24% during 2009. Our near-term outlook for China remains challenged during our strategic transition. We remain optimistic about our long-term revenue and operating profit opportunities.

The increase in operating margin for 2009 was primarily driven by lower advertising costs and cost saving initiatives. A lower gross margin offset these operating margin benefits for 2009. Additionally, the 2008 operating margin was negatively impacted by costs associated with the 2008 earthquake and floods.

For information concerning an internal investigation into our China operations, see Risk Factors and Note 15, Contingencies.

China – 2008 Compared to 2007

			%/Point Change
	2008	2007	US$	Constant $
Total revenue	$350.9	$280.5	25%	14%
Operating profit	17.7	2.0	*	*
Operating margin	5.0%	.7%	4.3	4.1
Units sold				2%
Active Representatives				79%

*	Calculation not meaningful

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

We may, from time to time, seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, derivative instruments or otherwise. During 2009, we repurchased approximately .4 million shares of our common stock for an aggregate purchase price of approximately $8.6. During 2008, we repurchased approximately 4.6 million shares of our common stock for an aggregate purchase price of approximately $172.

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

Our liquidity could also be impacted by dividends, capital expenditures and acquisitions. At any given time, we may be in discussions and negotiations with potential acquisition candidates. Acquisitions may be accretive or dilutive and by their nature involve numerous risks and uncertainties. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

Balance Sheet Data

	2009	2008
Cash and cash equivalents	$1,311.6	$1,104.7
Total debt	2,445.9	2,487.6
Working capital	1,914.5	644.7

Cash Flows

	2009	2008	2007
Net cash from operating activities	$782.0	$748.1	$589.8
Net cash from investing activities	(218.9)	(403.4)	(287.2)
Net cash from financing activities	(361.8)	(141.5)	(597.1)
Effect of exchange rate changes on cash and equivalents	5.6	(61.9)	59.0

Net Cash from Operating Activities

Net cash provided by operating activities during 2009 was $33.9 higher than during 2008, primarily due to favorable comparisons to 2008, which included the timing of payments relating to our restructuring programs, a cash payment of $38.0 upon settlement of treasury lock agreements associated with our 2008 debt issuance, higher incentive based compensation payments related to our 2006-2007 Turnaround Incentive Plan and the impact of advance purchases of paper for brochures in 2008. Offsetting these favorable comparisons, are net unfavorable working capital movements in accounts receivable as compared to 2008 and additional payments of value added taxes in Brazil that we expect to recover in the future.

Inventory levels increased during 2009, to $1,067.5 at December 31, 2009, from $1,007.9 at December 31, 2008, primarily reflecting the impact of foreign exchange and business growth offset by operational improvements. New inventory life cycle management processes leveraged with initiatives such as PLS, SSI, ERP implementation and the Sales and Operations Planning process are expected to improve inventory levels in the long-term. Inventory days are up 7 days in 2009 as compared to 2008, due to the impact of foreign exchange. We expect our initiatives to help us deliver operational improvements of three to five inventory day reductions per year for the next two to three years.

We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 11, Employee Benefit Plans). Our funding policy for these plans is based on legal requirements and cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Estimates”). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $15 to $20 to our U.S. pension plans and in the range of $30 to $40 to our international pension plans during 2010.

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

Net Cash from Investing Activities

Net cash used by investing activities during 2009 was $184.5 lower than 2008, primarily due to the redemption of certain corporate-owned life insurance policies in 2009 and lower capital expenditures. Net cash used by investing activities during 2008 was $116.2 higher than 2007, primarily due to higher capital expenditures. Net cash used by investing activities during 2007 included a payment associated with an acquisition of a licensee in Egypt.

Capital expenditures during 2009 were $296.9 compared with $380.5 in 2008. This decrease resulted from our efforts to preserve capital. Capital expenditures during 2008 were $380.5 compared with $278.5 in 2007. This increase was primarily driven by capital spending in 2008 for the construction of new distribution facilities in North America and Latin America, and information systems (including the continued development of the ERP system). Capital expenditures in 2010 are currently expected to be approximately $350 and will be funded by cash from operations. These expenditures will include investments for capacity expansion, modernization of existing facilities, continued construction of new distribution facilities in Latin America and information systems.

Net Cash from Financing Activities

Net cash used by financing activities of $361.8 during 2009, compared unfavorably to cash used by financing activities of $141.5 during 2008. During 2009, we repaid $958.5 of commercial paper and other debt as compared to $290.8 during 2008. In 2009, we received proceeds from the $850 debt issuance during March 2009 as compared to a $500 debt issuance during 2008. Additionally, during 2009 we repurchased $8.6 of common stock as compared to $172.1 in 2008.

Net cash used by financing activities during 2008 was $455.6 lower than during 2007, primarily due to lower repurchases of common stock during 2008.

We purchased approximately .4 million shares of our common stock for $8.6 during 2009, as compared to 4.6 million shares for $172.1 during 2008 and 17.3 million shares for $666.8 during 2007, under our previously announced share repurchase programs and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. In October 2007, the Board of Directors authorized the repurchase of $2,000.0 of our common stock over a five-year period, which began in December 2007.

We increased our quarterly dividend payments to $.21 per share in 2009 from $.20 per share in 2008. In February 2010, our Board approved an increase in the quarterly dividend to $.22 per share.

Debt and Contractual Financial Obligations and Commitments

At December 31, 2009, our debt and contractual financial obligations and commitments by due dates were as follows:

	2010	2011	2012	2013	2014	2015 and Beyond	Total
Short-term debt	$122.8	$—	$—	$—	$—	$—	$122.8
Long-term debt	—	500.0	—	375.0	500.0	850.0	2,225.0
Capital lease obligations	15.3	11.6	12.2	5.5	5.6	37.2	87.4

Total debt	138.1	511.6	12.2	380.5	505.6	887.2	2,435.2
Debt-related interest	122.5	97.6	96.2	82.2	54.4	53.7	506.6

Total debt-related	260.6	609.2	108.4	462.7	560.0	940.9	2,941.8
Operating leases	92.1	63.9	47.1	21.7	15.8	37.7	278.3
Purchase obligations	163.5	70.0	59.0	38.3	34.8	17.5	383.1
Benefit obligations (1)	53.4	11.4	11.7	10.3	9.7	66.4	162.9

Total debt and contractual financial obligations and commitments (2)	$569.6	$754.5	$226.2	$533.0	$620.3	$1,062.5	$3,766.1

(1)	Amounts represent expected future benefit payments for our unfunded pension and postretirement benefit plans, as well as expected contributions for 2010 to our funded pension benefit plans.
(2)

The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature. The table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. At December 31, 2009, our reserves for income taxes, including interest and penalties, totaled $133.4.

See Note 4, Debt and Other Financing, and Note 13, Leases and Commitments, to our 2009 Annual Report for further information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 14, Restructuring Initiatives, we have a remaining liability of $149.1 at December 31, 2009, associated with the restructuring charges recorded to date under the 2005 and 2009 Restructuring Programs, and we also expect to record additional restructuring charges of $20.9 in future periods to implement the actions approved to date. The significant majority of these liabilities will require cash payments during 2010.

Off Balance Sheet Arrangements

At December 31, 2009, we had no material off-balance-sheet arrangements.

Capital Resources

We maintain a five-year, $1,000.0 revolving credit and competitive advance facility (the “credit facility”), which expires in January 2011. The credit facility may be used for general corporate purposes. The interest rate on borrowings under this credit facility is based on LIBOR or on the higher of prime or 1/2% plus the federal funds rate. The credit facility has an annual fee of $.7, payable quarterly, based on our current credit ratings. The credit facility contains various covenants, including a financial covenant which requires our interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. The credit facility also provides for possible increases by up to an aggregate incremental principal amount of $250.0, subject to the consent of the affected lenders under the credit facility. At December 31, 2009, there were no amounts outstanding under the credit facility.

We also maintain a $1,000.0 commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At December 31, 2009, there were no amounts outstanding under this program.

In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014, unless redeemed prior to maturity (the “2014 Notes”). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.500%, payable semi-annually, and mature on March 1, 2019, unless redeemed prior to maturity (the “2019 Notes”). The net proceeds from the offering of $837.6 were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes. In connection with the offering of the 2014 Notes, we entered into five-year interest-rate swap agreements with notional amounts totaling $500.0 to effectively convert the fixed interest rate on the 2014 Notes to a variable interest rate, based on LIBOR.

In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.8%, payable semi-annually, and mature on March 1, 2013, unless redeemed prior to maturity (the “2013 Notes”). $250.0 of the notes bear interest at a per annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018, unless redeemed prior to maturity (the “2018 Notes”). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. In August 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the locks of $38.0 were recorded in accumulated other comprehensive loss. $19.2 of the losses are being amortized to interest expense over five years and $18.8 are being amortized over ten years.

At December 31, 2009, we were in compliance with all covenants in our indentures (see Note 4, Debt and Other Financing, to our 2009 Annual Report). Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt. However, we would be required to make an offer to repurchase the 2013 Notes, 2014 Notes, 2018 Notes, and 2019 Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving us and a corresponding ratings downgrade to below investment grade.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The overall objective of our financial risk management program is to reduce the potential negative effects from changes in foreign exchange and interest rates arising from our business activities. We may reduce our exposure to fluctuations in cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments and through operational means. Since we use foreign currency rate-sensitive and interest rate-sensitive instruments to hedge a portion of our existing and forecasted transactions, we expect that any loss in value for the hedge instruments generally would be offset by increases in the value of the underlying transactions.

We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger early termination of the contracts in some circumstances, including if we were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of Avon prior to the merger.

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest rate swaps, which effectively convert the fixed rate on the long-term debt to a floating interest rate, to manage our interest rate exposure. At December 31, 2009, we held interest rate swap agreements that effectively converted approximately 82% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, as compared to 50% at December 31, 2008. Our total exposure to floating interest rates was 83% at December 31, 2009, and 65% at December 31, 2008.

Our long-term borrowings and interest rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2009, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. Over the past three years, approximately 80% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments to fund ongoing activities. At December 31, 2009, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar.

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

Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2009, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2009, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.

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

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $60.0 at December 31, 2009. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2009, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2009, was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2009 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009. Their report is included on page F-2 of our 2009 Annual Report.

Changes in Internal Control over Financial Reporting

Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

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

Directors

Information regarding directors is incorporated by reference to the “Proposal 1 - Election of Directors” and “Information Concerning the Board of Directors” sections of our 2010 proxy statement for the 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”).

Executive Officers

Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2010 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2010 Proxy Statement.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, amended in February 2008, that applies to all members of the Board of Directors and to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. Our Code of Business Conduct and Ethics is available, free of charge, on our investor website, www.avoninvestor.com. Our Code of Business Conduct and Ethics is also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Any amendment to, or waiver from, the provisions of this Code of Business Conduct and Ethics that applies to any of those officers will be posted to the same location on our website.

Audit Committee; Audit Committee Financial Expert

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of our 2010 Proxy Statement.

Material Changes in Nominating Procedures

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of our 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to the "Information Concerning the Board of Directors," "Executive Compensation" and “Director Compensation” sections of our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the “Equity Compensation Plan Information” and "Ownership of Shares" sections of our 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Transactions with Related Persons" sections of our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of our 2010 Proxy Statement.

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

(a) 3. Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, filed with the Secretary of State of the State of New York on May 3, 2007 (incorporated by reference to Exhibit 3.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2	By-laws of Avon, as amended, effective May 3, 2007 (incorporated by reference to Exhibit 3.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JPMorgan Chase Bank, as Trustee, relating to Avon’s $125.0 aggregate principal amount of 4.625% Notes due 2013, $250.0 aggregate principal amount of 4.20% Notes due 2018 and $500.0 aggregate principal amount of Avon’s 5.125% Notes due 2011 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2	First Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 4.800% Notes due 2013 are issued (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

4.3	Second Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 5.750% Notes due 2018 are issued (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

4.4	Indenture, dated as of February 27, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.5 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

4.5	Third Supplemental Indenture, dated as of March 2, 2009, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on March 2, 2009).

4.6	Fourth Supplemental Indenture, dated as of March 2, 2009, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 6.500% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on March 2, 2009).

10.1*	Avon Products, Inc. 1993 Stock Incentive Plan, approved by stockholders on May 6, 1993 (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

10.2*	Form of Stock Option Agreement to the Avon Products, Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.3*	First Amendment of the Avon Products, Inc. 1993 Stock Incentive Plan, effective January 1, 1997, approved by stockholders on May 1, 1997 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.4*	Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement as filed with the Commission on March 27, 2000 in connection with Avon’s 2000 Annual Meeting of Shareholders).

10.5*	Amendment of the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.6*	Second Amendment to the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.7*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.9*	Form of Revised U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.10*	Form of Revised U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.11*	Avon Products, Inc. 2005 Stock Incentive Plan approved by stockholders on May 5, 2005 (incorporated by reference to Appendix G to Avon’s Definitive Proxy Statement filed on May 5, 2005 in connection with Avon’s 2005 Annual Meeting of Shareholders).

10.12*	First Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.12 to Avon's Annual Report on Form 10-K for the year ended December 31, 2006).

10.13*	Second Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Avon's Annual Report on Form 10-K for the year ended December 31, 2006).

10.14*	Third Amendment to the Avon Products, Inc. 2005 Stock Incentive Plan, dated October 2, 2008 (incorporated by reference to Exhibit 10.14 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.16*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.17*	Form of Performance Contingent Restricted Stock Unit Award Agreement for Senior Officers under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10 to Avon’s Current Report on Form 8-K filed on March 13, 2007).

10.18*	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.19*	Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.20*	Supplemental Executive Retirement Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.21*	Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.22*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.21 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.23*	Board of Directors of Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.22 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.24*	Avon Products, Inc. 2008-2012 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 11, 2008).

10.25*	Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.26 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.26*	Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27*	Amendment to Trust Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.28 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.28*	Amended and Restated Employment Agreement with Andrea Jung, dated December 5, 2008 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on December 8, 2008).

10.29*	Separation Agreement, between Elizabeth Smith and Avon Products, Inc., dated September 16, 2009 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 17, 2009).

10.30*	Employment Letter Agreement, dated as of November 13, 2005, between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K/A filed on November 16, 2005).

10.31*	Amendment to Employment Letter Agreement, effective as of December 3, 2008 between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.34 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.32*	Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 31, 2006).

10.33*	Employment Letter Agreement, dated as of November 18, 2005, between Avon and Charles Herington (incorporated by reference to Exhibit 10.37 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.34*	Amendment to Employment Letter Agreement, effective as of November 24, 2008 between Avon and Charles Herington (incorporated by reference to Exhibit 10.38 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.35*	Expatriate Assignment Agreement, dated as of April 6, 2006, by and between Avon Products, Inc. and Ben Gallina (incorporated by reference to Exhibit 10.39 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.36*	Amendment to Expatriate Assignment Agreement, effective as of December 1, 2008 between Avon and Ben Gallina (incorporated by reference to Exhibit 10.40 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.37*	Employment Letter Agreement, dated as of February 1, 2008, between Avon and Kim Rucker.

10.38	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.39	Revolving Credit and Competitive Advance Facility Agreement, dated as of January 13, 2006, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on January 13, 2006).

10.40	Amendment No. 2 to Loan Agreement, dated August 21, 2008, by and between Avon Products, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 26, 2008).

10.41*	Supplemental Life Plan of Avon Products, Inc., amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.48 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.42*	Pre-1990 Supplemental Life Plan of Avon Products, Inc., amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.49 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.43*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) Schedule of Valuation and Qualifying Accounts, tagged as block text.

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
**	Furnished, not filed.

Avon’s Annual Report on Form 10-K for the year ended December 31, 2009, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2010.

Avon Products, Inc.

/s/ STEPHEN IBBOTSON
Stephen Ibbotson
Group Vice President and
Corporate Controller - Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREA JUNG Andrea Jung	Chairman of the Board and Chief Executive Officer – Principal Executive Officer	February 25, 2010

/S/ CHARLES W. CRAMB Charles W. Cramb	Vice Chairman, Chief Finance and Strategy Officer – Principal Financial Officer	February 25, 2010

/S/ STEPHEN IBBOTSON Stephen Ibbotson	Group Vice President and Corporate Controller – Principal Accounting Officer	February 25, 2010

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 25, 2010

/S/ EDWARD T. FOGARTY Edward T. Fogarty	Director	February 25, 2010

/S/ V. ANNE HAILEY V. Anne Hailey	Director	February 25, 2010

/S/ FRED HASSAN Fred Hassan	Director	February 25, 2010

/S/ MARIA ELENA LAGOMASINO Maria Elena Lagomasino	Director	February 25, 2010

/S/ ANN S. MOORE Ann S. Moore	Director	February 25, 2010

/S/ PAUL S. PRESSLER Paul S. Pressler	Director	February 25, 2010

/S/ GARY M. RODKIN Gary M. Rodkin	Director	February 25, 2010

/S/ PAULA STERN Paula Stern	Director	February 25, 2010

/S/ LAWRENCE A. WEINBACH Lawrence A. Weinbach	Director	February 25, 2010

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for noncontrolling interests in subsidiaries. In 2007 the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 25, 2010

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)
Years ended December 31	2009	2008	2007
Net sales	$10,284.7	$10,588.9	$9,845.2
Other revenue	98.1	101.2	93.5

Total revenue	10,382.8	10,690.1	9,938.7
Costs, expenses and other:
Cost of sales	3,888.3	3,949.1	3,941.2
Selling, general and administrative expenses	5,476.3	5,401.7	5,124.8

Operating profit	1,018.2	1,339.3	872.7

Interest expense	104.8	100.4	112.2
Interest income	(20.2)	(37.1)	(42.2)
Other expense, net	7.1	37.7	6.6

Total other expenses	91.7	101.0	76.6

Income before taxes	926.5	1,238.3	796.1
Income taxes	298.3	362.7	262.8

Net income	628.2	875.6	533.3
Net income attributable to noncontrolling interests	(2.4)	(.3)	(2.6)

Net income attributable to Avon	$625.8	$875.3	$530.7

Earnings per share:
Basic	$1.45	$2.04	$1.22
Diluted	$1.45	$2.03	$1.21
Weighted-average shares outstanding:
Basic	426.90	426.36	433.47
Diluted	428.54	428.25	436.02

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
December 31	2009	2008
Assets
Current assets
Cash, including cash equivalents of $670.5 and $704.8	$1,311.6	$1,104.7
Accounts receivable (less allowances of $165.5 and $127.9)	779.7	687.8
Inventories	1,067.5	1,007.9
Prepaid expenses and other	1,030.5	756.5

Total current assets	4,189.3	3,556.9

Property, plant and equipment, at cost
Land	144.3	85.3
Buildings and improvements	1,048.1	1,008.1
Equipment	1,506.9	1,346.5

	2,699.3	2,439.9
Less accumulated depreciation	(1,169.7)	(1,096.0)

	1,529.6	1,343.9
Other assets	1,113.8	1,173.2

Total assets	$6,832.7	$6,074.0

Liabilities and Shareholders’ Equity
Current liabilities
Debt maturing within one year	$138.1	$1,031.4
Accounts payable	754.7	724.3
Accrued compensation	291.0	234.4
Other accrued liabilities	697.1	581.9
Sales and taxes other than income	259.2	212.2
Income taxes	134.7	128.0

Total current liabilities	2,274.8	2,912.2

Long-term debt	2,307.8	1,456.2
Employee benefit plans	588.9	665.4
Long-term income taxes	173.8	168.9
Other liabilities	174.8	159.0

Total liabilities	$5,520.1	$5,361.7

Commitments and contingencies (Notes 13 and 15)
Shareholders’ equity
Common stock, par value $.25 – authorized 1,500 shares; issued 740.9 and 739.4 shares	$186.1	$185.6
Additional paid-in capital	1,941.0	1,874.1
Retained earnings	4,383.9	4,118.9
Accumulated other comprehensive loss	(692.6)	(965.9)
Treasury stock, at cost (313.4 and 313.1 shares)	(4,545.8)	(4,537.8)

Total Avon shareholders’ equity	1,272.6	674.9

Noncontrolling interest	40.0	37.4

Total shareholders’ equity	$1,312.6	$712.3

Total liabilities and shareholders’ equity	$6,832.7	$6,074.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2009	2008	2007
Cash Flows from Operating Activities
Net income	$628.2	$875.6	$533.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133.0	141.9	128.9
Amortization	47.7	45.3	43.2
Provision for doubtful accounts	221.7	195.5	164.1
Provision for obsolescence	122.9	80.8	280.6
Share-based compensation	54.9	54.8	61.6
Foreign exchange losses (gains)	(1.4)	18.7	(2.5)
Deferred income taxes	(162.7)	(62.4)	(112.4)
Other	68.3	48.0	39.5
Changes in assets and liabilities:
Accounts receivable	(261.0)	(174.6)	(236.6)
Inventories	(125.5)	(174.3)	(341.0)
Prepaid expenses and other	(72.9)	(153.3)	(49.1)
Accounts payable and accrued liabilities	126.2	(148.9)	169.9
Income and other taxes	16.0	47.5	61.6
Noncurrent assets and liabilities	(13.4)	(46.5)	(151.3)

Net cash provided by operating activities	782.0	748.1	589.8

Cash Flows from Investing Activities
Capital expenditures	(296.9)	(380.5)	(278.5)
Disposal of assets	11.2	13.4	11.2
Purchases of investments	(.9)	(77.7)	(47.0)
Proceeds from sale of investments	61.9	41.4	46.1
Other investing activities	5.8	—	(19.0)

Net cash used by investing activities	(218.9)	(403.4)	(287.2)

Cash Flows from Financing Activities*
Cash dividends	(364.8)	(347.7)	(325.7)
Debt, net (maturities of three months or less)	(508.1)	(216.9)	249.6
Proceeds from debt	957.7	572.6	58.7
Repayment of debt	(450.4)	(73.9)	(18.0)
Proceeds from exercise of stock options	13.1	81.4	85.5
Excess tax benefit realized from share-based compensation	(.7)	15.1	19.6
Repurchase of common stock	(8.6)	(172.1)	(666.8)

Net cash used by financing activities	(361.8)	(141.5)	(597.1)

Effect of exchange rate changes on cash and equivalents	5.6	(61.9)	59.0
Net change in cash and equivalents	206.9	141.3	(235.5)
Cash and equivalents at beginning of year	$1,104.7	$963.4	$1,198.9
Cash and equivalents at end of year	$1,311.6	$1,104.7	$963.4
Cash paid for:
Interest, net of amounts capitalized	$127.5	$99.6	$113.2
Income taxes, net of refunds received	$380.4	$388.7	$396.7

*	Non-cash financing activities included the change in fair market value of interest rate swap agreements of $(55.7) in 2009, $83.6 in 2008, and $8.4 in 2007 (see Note 4, Debt and Other Financing).

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interest	Total

	Shares	Amount				Shares	Amount
Balances at December 31, 2006	732.74	$183.5	$1,549.8	$3,396.8	$(656.3)	291.35	$(3,683.4)	$37.0	$827.4
Comprehensive income:
Net income				530.7				2.6	533.3
Foreign currency translation adjustments					185.7			1.9	187.6
Changes in available-for-sale securities, net of taxes of $0					.1				.1
Amortization of unrecognized actuarial losses, prior service credit, and transition obligation, net of taxes of $14.2					27.6				27.6
Net actuarial gains and prior service cost arising during 2007, net of taxes of $22.3					43.3				43.3
Net derivative losses on cash flow hedges, net of taxes of $9.5					(17.4)				(17.4)

Total comprehensive income									774.5
Cumulative effect of accounting changes relating to taxes (Note 6)				(18.3)					(18.3)
Dividends - $.74 per share				(322.7)					(322.7)
Exercise/vesting and expense of share-based compensation	3.52	1.2	143.4			(.10)	1.2		145.8
Repurchase of common stock			11.8			17.31	(685.0)		(673.2)
Purchases and sales of noncontrolling interest, net of dividends paid of $3.1								(3.3)	(3.3)
Income tax benefits – stock transactions			19.6						19.6

Balances at December 31, 2007	736.26	$184.7	$1,724.6	$3,586.5	$(417.0)	308.56	$(4,367.2)	$38.2	$749.8

Comprehensive income:
Net income				875.3				.3	875.6
Foreign currency translation adjustments					(318.3)			6.0	(312.3)
Changes in available-for-sale securities, net of taxes of $.3					(.7)				(.7)
Amortization of unrecognized actuarial losses and prior service credit, net of taxes of $10.2					20.1				20.1
Net actuarial losses and prior service cost arising during 2008, net of taxes of $119.4					(240.5)				(240.5)
Net derivative losses on cash flow hedges, net of taxes of $5.1					(9.5)				(9.5)

Total comprehensive income									332.7
Dividends - $.80 per share				(342.9)					(342.9)
Exercise/vesting and expense of share-based compensation	3.16	.9	134.4			(.10)	1.5		136.8
Repurchase of common stock						4.61	(172.1)		(172.1)
Purchases and sales of noncontrolling interest, net of dividends paid of $7.1								(7.1)	(7.1)
Income tax benefits – stock transactions			15.1						15.1

Balances at December 31, 2008	739.42	$185.6	$1,874.1	$4,118.9	$(965.9)	313.07	$(4,537.8)	$37.4	$712.3

Comprehensive income:
Net income				625.8				2.4	628.2
Foreign currency translation adjustments					193.1			(.3)	192.8
Changes in available-for-sale securities, net of taxes of $0.1					.3				.3
Amortization of unrecognized actuarial losses and prior service credit, net of taxes of $12.2					30.4				30.4
Net actuarial losses and prior service cost arising during 2009, net of taxes of $26.4					41.1				41.1
Net derivative losses on cash flow hedges, net of taxes of $4.7					8.4				8.4

Total comprehensive income									901.2
Dividends - $.84 per share				(360.8)					(360.8)
Exercise/vesting and expense of share-based compensation	1.48	.5	67.6			(.05)	.6		68.7
Repurchase of common stock						.40	(8.6)		(8.6)
Purchases and sales of noncontrolling interests, net of dividends paid of $4.8								.5	.5
Income tax benefits – stock transactions			(.7)						(.7)

Balances at December 31, 2009	740.90	$186.1	$1,941.0	$4,383.9	$(692.6)	313.42	$(4,545.8)	$40.0	$1,312.6

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and share data)

NOTE 1. Description of the Business and Summary of Significant Accounting Policies

Business

When used in these notes, the terms “Avon,” “Company,” “we,” “our” or “us” mean Avon Products, Inc.

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in one channel, direct selling. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear and accessories. Home consists of gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products. Sales from Health and Wellness products and mark., a global cosmetics brand that focuses on the market for young women, are included among these three categories based on product type. Sales are made to the ultimate consumer principally by independent Avon Representatives.

Principles of Consolidation

The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.

Use of Estimates

We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to restructuring reserves, allowances for doubtful accounts receivable, allowances for sales returns, provisions for inventory obsolescence, income taxes and tax valuation reserves, share-based compensation, loss contingencies, and the determination of discount rate and other actuarial assumptions for pension, postretirement and postemployment benefit expenses.

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

Prepaid Brochure Costs

Costs to prepare brochures are deferred and amortized over the period during which the benefits are expected, which is typically the sales campaign length of two to four weeks. Prepaid expenses and other included deferred brochure costs of $46.9 at December 31, 2009, and $44.0 at December 31, 2008. Additionally, paper stock is purchased in advance of creating the brochures. Prepaid expenses and other included paper supply of $21.2 at December 31, 2009, and $31.6 at December 31, 2008.

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

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful lives of the assets. We capitalized interest of $4.9 for 2009, $4.9 for 2008, and $0 for 2007.

Deferred Software

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. Other assets included unamortized deferred software costs of $112.0 at December 31, 2009 and $98.3 at December 31, 2008.

Investments in Debt and Equity Securities

Debt and equity securities that have a readily determinable fair value and that we do not intend to hold to maturity are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses, net of applicable taxes, are recorded as a separate component of shareholders’ equity, net of deferred taxes. Realized gains and losses from the sale of available-for-sale securities are calculated on a specific identification basis. Declines in the fair values of investments below their cost basis that are judged to be other-than-temporary are recorded in other expense, net. In determining whether an other-than-temporary decline in fair market value has occurred, we consider various factors, including the duration and the extent to which market value is below cost.

Goodwill and Intangible Assets

Goodwill is not amortized, but rather is assessed for impairment annually and on the occurrence of an event that indicates impairment may have occurred. Intangible assets with estimable useful lives are amortized using a straight-line method over the estimated useful lives of the assets. We completed annual goodwill impairment assessments and no adjustments to goodwill were necessary for the years ended December 31, 2009, 2008 or 2007.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments

We use derivative financial instruments, including interest-rate swap agreements, forward foreign currency contracts and options, to manage interest rate and foreign currency exposures. We record all derivative instruments at their fair values on the Consolidated Balance Sheets as either assets or liabilities. See Note 7, Financial Instruments and Risk Management.

Deferred Income Taxes

Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will not be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when management concludes that these earnings are indefinitely reinvested. Deferred taxes are provided on earnings not considered indefinitely reinvested. At December 31, 2009, U.S. income taxes have not been provided on $2,246.8 of undistributed income of subsidiaries that has been or is intended to be indefinitely reinvested outside the U.S.

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

Shipping and Handling

Shipping and handling costs are expensed as incurred and amounted to $939.1 in 2009, $972.1 in 2008 and $913.9 in 2007. Shipping and handling costs are included in selling, general and administrative expenses on the Consolidated Statements of Income.

Advertising

Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $352.7 in 2009, $390.5 in 2008 and $368.4 in 2007.

Research and Development

Research and development costs are expensed as incurred and amounted to $66.7 in 2009, $70.0 in 2008 and $71.8 in 2007. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.

Share-based Compensation

All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options.

Restructuring Reserves

We record severance-related expenses provided under an ongoing benefit arrangement once they are both probable and estimable. One-time, involuntary benefit arrangements and disposal costs, primarily contract termination costs, are recorded when the benefits have been communicated to employees. One-time, voluntary benefit arrangements are recorded when the employee accepts the offered benefit arrangement. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We record loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable.

Reclassifications

We have reclassified some prior year amounts in the Consolidated Financial Statements and accompanying notes for comparative purposes. We reclassified minority interest of $37.4 from other liabilities to shareholders’ equity on the Consolidated Balance Sheet at December 31, 2008 as a result of the adoption of new accounting guidance. See Note 2 for further information.

Earnings per Share

We compute earnings per share (“EPS”) using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net income allocated to common shareholders by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

For each of the three years ended December 31, the components of basic and diluted EPS were as follows:

(Shares in millions)	2009	2008	2007
Numerator:
Net income attributable to Avon	$625.8	$875.3	$530.7
Less: Earnings allocated to participating securities	(5.2)	(6.0)	(3.3)

Net income allocated to common shareholders	620.6	869.3	527.4

Denominator:
Basic EPS weighted-average shares outstanding	426.90	426.36	433.47
Diluted effect of assumed conversion of stock options	1.64	1.89	2.55

Diluted EPS adjusted weighted-average shares outstanding	428.54	428.25	436.02

Earnings Per Common Share:
Basic	$1.45	$2.04	$1.22
Diluted	$1.45	$2.03	$1.21

We did not include stock options to purchase 16.8 million shares for the year ended December 31, 2009, 21.3 million shares for 2008, and 7.4 million shares for 2007 of Avon common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

NOTE 2. New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), which established the Codification as the authoritative source of nongovernmental accounting principles to be applied to the financial statements prepared in accordance with GAAP.

Standards Implemented

Effective January 1, 2009, we adopted the fair value measurement provisions as required by the Fair Value Measurements and Disclosures Topic of the Codification, as it relates to the measurement of nonfinancial assets and liabilities on a non-recurring basis. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.

Effective January 1, 2009, we adopted enhanced disclosures about how and why we use derivative instruments, how they are accounted for, and how they affect our financial performance as required by the Derivatives and Hedging Topic of the Codification. See Note 7, Financial Instruments and Risk Management.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2009, we adopted the provisions required by the EPS Topic of the Codification. The specific provisions address whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. Prior periods EPS was adjusted retrospectively which caused the December 31, 2008 basic EPS to be adjusted from $2.05 to $2.04 and diluted EPS to be adjusted from $2.04 to $2.03. There was no impact to EPS for the year ended December 31, 2007. See Note 1, Description of the Business and Summary of Significant Accounting Policies.

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

Effective January 1, 2009, we adopted the provisions for the accounting and reporting of noncontrolling interests in a subsidiary in consolidated financial statements as required by the Consolidations Topic of the Codification. These provisions recharacterize minority interests as noncontrolling interests and require noncontrolling interests to be classified as a component of shareholders’ equity. These provisions require retroactive adoption of the presentation and disclosure requirements for existing minority interests. As a result of the adoption of these provisions, we reclassified minority interest of $37.4 from other liabilities to shareholders’ equity on the Consolidated Balance Sheet at December 31, 2008.

Effective June 30, 2009, we adopted the subsequent event provisions of the Codification. These provisions provide guidance on management’s assessment of subsequent events. The adoption of these provisions did not have an impact on our Consolidated Financial Statements.

Effective December 31, 2009, we adopted the provisions of the Compensation – Retirement Benefits Topic of the Codification, which relate to employer’s disclosures about postretirement benefit plan assets. These provisions required additional disclosures about the major categories of plan assets and concentrations of risk, as well as disclosure of fair value levels. See Note 11, Employee Benefit Plans.

Standards to be Implemented

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends FASB Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. ASU 2010-06 is effective December 31, 2010, for Avon.

NOTE 3. Inventories

Inventories at December 31 consisted of the following:

	2009	2008
Raw materials	$335.9	$292.7
Finished goods	731.6	715.2

Total	$1,067.5	$1,007.9

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Debt and Other Financing

Debt

Debt at December 31 consisted of the following:

	2009	2008
Debt maturing within one year:
Notes payable	$122.8	$125.4
Commercial paper	—	499.7
Yen credit facility	—	102.0
7.15% Notes, due November 2009	—	300.0
Current portion of long-term debt	15.3	4.3

Total	$138.1	$1,031.4

Long-term debt:
5.125% Notes, due January 2011	$499.8	$499.7
4.80% Notes, due March 2013	249.8	249.7
4.625% Notes, due May 2013	116.3	114.1
5.625% Notes, due March 2014	497.7	—
5.75% Notes, due March 2018	249.3	249.2
4.20% Notes, due July 2018	249.3	249.2
6.50% Notes, due March 2019	345.9	—
Other, payable through 2019 with interest from 1.3% to 14.0%	87.4	14.7

Total long-term debt	2,295.5	1,376.6
Adjustments for debt with fair value hedges	27.6	83.9
Less current portion	(15.3)	(4.3)

Total	$2,307.8	$1,456.2

Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 5.8% at December 31, 2009, and 7.6% at December 31, 2008.

Other long-term debt, payable through 2019, included obligations under capital leases of $15.3 at December 31, 2009, and $11.4 at December 31, 2008, which primarily relate to leases of automobiles and equipment. In addition, other long-term debt, payable through 2019, at December 31, 2009, included financing lease obligations entered into in 2009 for $72.1, which primarily relates to the sale and leaseback of equipment and software in one of our distribution facilities in North America.

Adjustments for debt with fair value hedges includes adjustments to reflect net unrealized gains of $27.6 at December 31, 2009, and net unrealized gains of $80.0 at December 31, 2008, on debt with fair value hedges and unamortized gains on terminated swap agreements and swap agreements no longer designated as fair value hedges of $0 at December 31, 2009, and $3.9 at December 31, 2008. See Note 7, Financial Instruments and Risk Management.

We held interest-rate swap contracts that swap approximately 82% at December 31, 2009, and 50% at December 31, 2008 of our long-term debt to variable rates. See Note 7, Financial Instruments and Risk Management.

In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014 (the “2014 Notes”). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.50%, payable semi-annually, and mature on March 1, 2019 (the “2019 Notes”). The net proceeds from the offering of $837.6 were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes. In connection with the offering of the 2014 Notes, we entered into five-year interest-rate swap agreements with notional amounts totaling $500.0 to effectively convert the fixed interest rate on the 2014 Notes to a variable interest rate, based on LIBOR. The carrying value of the 2014 Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $2.3 at December 31, 2009. The carrying value of the 2019 Notes represents the $350.0 principal amount, net of the unamortized discount to face value of $4.1 at December 31, 2009.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.80%, payable semi-annually, and mature on March 1, 2013, unless previously redeemed (the “2013 Notes”). $250.0 of the notes bear interest at a per annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018, unless previously redeemed (the “2018 Notes”). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. The carrying value of the 2013 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.2 at December 31, 2009, and $.3 at December 31, 2008. The carrying value of the 2018 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.7 at December 31, 2009, and $.8 at December 31, 2008.

In January 2006, we issued in a public offering $500.0 principal amount of notes payable (the “5.125% Notes”) that mature on January 15, 2011, and bear interest, payable semi-annually, at a per annum rate equal to 5.125%. The net proceeds from the offering were used for general corporate purposes, including the repayment of short-term domestic debt. The carrying value of the 5.125% Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $.2 at December 31, 2009, and $.3 at December 31, 2008.

In June 2003, we issued to the public $250.0 principal amount of registered senior notes (the “4.20% Notes”). The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The carrying value of the 4.20% Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.7 and $.8 at December 31, 2009 and 2008, respectively.

In April 2003, the call holder of $100.0 principal amount of 6.25% Notes due May 2018 (the “Notes”), embedded with put and call option features, exercised the call option associated with these Notes, and thus became the sole note holder of the Notes. Pursuant to an agreement with the sole note holder, we modified these Notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. In May 2003, $125.0 principal amount of registered senior notes were issued in exchange for the modified notes held by the sole note holder. No cash proceeds were received by us. The registered senior notes mature on May 15, 2013, and bear interest at a per annum rate of 4.625%, payable semi-annually (the “4.625% Notes”). The transaction was accounted for as an exchange of debt instruments and, accordingly, the premium related to the original notes is being amortized over the life of the new 4.625% Notes. The carrying value of the 4.625% Notes represents the $125.0 principal amount, net of the unamortized discount to face value and the premium related to the call option associated with the original notes totaling $8.7 at December 31, 2009, and $10.9 at December 31, 2008.

Annual maturities of long-term debt (including unamortized discounts and premiums and excluding the adjustments for debt with fair value hedges) outstanding at December 31, 2009, are as follows:

	2010	2011	2012	2013	2014	After 2014	Total
Maturities	$15.3	$511.6	$12.2	$380.5	$505.6	$887.2	$2,312.4

Other Financing

We have a five-year, $1,000.0 revolving credit and competitive advance facility (the “credit facility”), which expires in January 2011. The credit facility may be used for general corporate purposes. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime or 1/2% plus the federal funds rate. The credit facility has an annual fee of $.7, payable quarterly, based on our current credit ratings. The credit facility contains various covenants, including a financial covenant which requires our interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. There were no amounts outstanding under the credit facility at December 31, 2009 and December 31, 2008, respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We maintain a $1,000.0 commercial paper program. Under the program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At December 31, 2009, we had no amounts outstanding under the commercial paper program. At December 31, 2008, we had commercial paper outstanding of $499.7 at an average annual interest rate of 2.3%.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At December 31, 2009, we were in compliance with all covenants in our indentures. Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt. However, we would be required to make an offer to repurchase the 2013 Notes, 2014 Notes, 2018 Notes, and 2019 Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding ratings downgrade to below investment grade.

At December 31, 2009, we also had letters of credit outstanding totaling $39.7, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for various trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.

NOTE 5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31 consisted of the following:

	2009	2008
Foreign currency translation adjustments	$(198.6)	$(406.2)
Unrealized (losses) gains from available-for-sale securities, net of taxes of $0 and $.1	—	(.3)
Pension and postretirement adjustment, net of taxes of $233.6 and $266.8	(475.2)	(532.2)
Net derivative losses from cash flow hedges, net of taxes of $10.1 and $14.8	(18.8)	(27.2)

Total	$(692.6)	$(965.9)

Foreign exchange gains (losses) of $(14.5) for 2009 and $25.4 for 2008 resulting from the translation of actuarial losses, prior service credit and translation obligation recorded in Accumulated Other Comprehensive Income (“AOCI”) are included in foreign currency translation adjustments in the rollforward of accumulated other comprehensive loss on the Consolidated Statements of Changes in Shareholders Equity.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Income Taxes

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2009	2008
Deferred tax assets:
Accrued expenses and reserves	$261.8	$212.4
Pension and postretirement benefits	169.1	199.3
Asset revaluations	83.3	52.7
Capitalized expenses	66.4	46.0
Share-based compensation	60.0	51.3
Restructuring initiatives	30.0	12.9
Postemployment benefits	18.2	17.0
Foreign tax loss carryforwards	373.4	300.9
Foreign tax credit carryforwards	144.2	93.9
Minimum tax credit carryforwards	32.9	32.5
All other	49.6	35.5
Valuation allowance	(394.1)	(284.1)

Total deferred tax assets	894.8	770.3

Deferred tax liabilities:
Depreciation and amortization	(42.2)	(45.3)
Unremitted foreign earnings	(26.2)	(19.1)
Prepaid expenses	(13.5)	(14.1)
Capitalized interest	(7.7)	(6.1)
All other	(21.0)	(31.9)

Total deferred tax liabilities	(110.6)	(116.5)

Net deferred tax assets	$784.2	$653.8

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2009	2008
Deferred tax assets:
Prepaid expenses and other	$303.2	$194.6
Other assets	527.3	502.5

Total deferred tax assets	830.5	697.1

Deferred tax liabilities:
Income taxes	(.2)	(7.0)
Long-term income taxes	(46.1)	(36.3)

Total deferred tax liabilities	(46.3)	(43.3)

Net deferred tax assets	$784.2	$653.8

The valuation allowance primarily represents amounts for foreign tax loss carryforwards. The basis used for recognition of deferred tax assets included the profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit carryforwards during the carryover periods. The net increase in the valuation allowance of $110.0 during 2009 was mainly due to several of our foreign entities continuing to incur losses during 2009, thereby increasing the tax loss carryforwards for which a valuation allowance was provided.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before taxes for the years ended December 31 was as follows:

	2009	2008	2007
United States	$(144.1)	$(19.2)	$(31.6)
Foreign	1,070.6	1,257.5	827.7

Total	$926.5	$1,238.3	$796.1

The provision for income taxes for the years ended December 31 was as follows:

	2009	2008	2007
Federal:
Current	$(17.5)	$(45.9)	$23.2
Deferred	(38.5)	(2.6)	(37.2)

	(56.0)	(48.5)	(14.0)

Foreign:
Current	476.4	469.8	348.2
Deferred	(121.4)	(59.4)	(75.8)

	355.0	410.4	272.4

State and other:
Current	2.1	1.2	3.8
Deferred	(2.8)	(.4)	.6

	(0.7)	.8	4.4

Total	$298.3	$362.7	$262.8

The effective tax rate for the years ended December 31 was as follows:

	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	.2	.2	.4
Taxes on foreign income	(4.9)	(2.8)	.5
Tax audit settlements, refunds, and amended returns	(.7)	(4.5)	(1.0)
Net change in valuation allowances	3.4	1.2	(2.0)
Other	(.8)	.2	.1

Effective tax rate	32.2%	29.3%	33.0%

At December 31, 2009, we had foreign tax loss carryforwards of $1,255.4. The loss carryforwards expiring between 2010 and 2024 are $110.7 and the loss carryforwards which do not expire are $1,144.7. We also had minimum tax credit carryforwards of $32.9 which do not expire, capital loss carryforwards of $4.0 that will expire between 2010 and 2013, and foreign tax credit carryforwards of $144.2 that will expire between 2016 and 2019.

Uncertain Tax Positions

Effective January 1, 2007, we adopted the provisions for recognizing and measuring tax positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements as required by the Income Taxes Topic of the Codification. As a result of the implementation, we recognized an $18.3 increase in the liability for unrecognized tax benefits including interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At December 31, 2009, we had $113.4 of total gross unrecognized tax benefits of which approximately $102 would impact the effective tax rate, if recognized.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$135.6
Additions based on tax positions related to the current year	24.2
Additions for tax positions of prior years	5.4
Reductions for tax positions of prior years	(3.6)
Reductions due to lapse of statute of limitations	(2.9)
Reductions due to settlements with tax authorities	(4.4)

Balance at December 31, 2007	$154.3
Additions based on tax positions related to the current year	22.2
Additions for tax positions of prior years	3.9
Reductions for tax positions of prior years	(59.0)
Reductions due to lapse of statute of limitations	(4.2)
Reductions due to settlements with tax authorities	(12.9)

Balance at December 31, 2008	104.3
Additions based on tax positions related to the current year	16.8
Additions for tax positions of prior years	9.7
Reductions for tax positions of prior years	(5.8)
Reductions due to lapse of statute of limitations	(2.9)
Reductions due to settlements with tax authorities	(8.7)

Balance at December 31, 2009	$113.4

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We had $25.9 at December 31, 2009, and $22.5 at December 31, 2008, accrued for interest and penalties, net of tax benefit. We recorded an expense of $1.6 during 2009, a benefit of $3.2 during 2008 and an expense of $3.3 during 2007 for interest and penalties, net of taxes.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of December 31, 2009, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2004-2009
China	2004-2009
Mexico	2004-2009
Poland	2004-2009
Russia	2007-2009
United States	2006-2009

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $45 to $55 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2009:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$46.7	Other Liabilities	$2.8
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	—

Total derivatives designated as hedges		$46.7		$2.8

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$8.2	Other Liabilities	$8.2
Foreign exchange forward contracts	Prepaid expenses and other	5.1	Accounts Payable	8.0

Total derivatives not designated as hedges		$13.3		$16.2

Total derivatives		$60.0		$19.0

Accounting Policies

Derivatives are recognized on the balance sheet at their fair values. When we become a party to a derivative instrument, we designate, for financial reporting purposes, the instrument as a fair value hedge, a cash flow hedge, a net investment hedge, or a non-hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we had designated it and it qualified as part of a hedging relationship and further, on the type of hedging relationship.

•

Changes in the fair value of a derivative that is designated as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk are recorded in earnings.

•

Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings.

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

We assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% - 125% of the cumulative changes in the fair value of the hedged item. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. We include the change in the time value of options in our assessment of hedge effectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in AOCI to earnings in other expense, net on the Consolidated Statements of Income.

Interest Rate Risk

Our long-term, fixed-rate borrowings are subject to interest rate risk. We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements are designated as fair value hedges. We held interest-rate swap agreements that effectively converted approximately 82% at December 31, 2009, and 50% at December 31, 2008, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was approximately 83% at December 31, 2009, and 65% at December 31, 2008.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,875 at December 31, 2009. Unrealized gains were $43.9 at December 31, 2009, and $83.7 at December 31, 2008. During 2009, we recorded a net loss of $52.4 in interest expense for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At December 31, 2009, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. Unrealized gains on these agreements were $0 at December 31, 2009, and $3.9 at December 31, 2008. During 2009, we recorded a net loss of $3.2 in other expense, net associated with these undesignated interest-rate swap agreements.

Long-term debt included net unrealized gains of $27.6 at December 31, 2009, and $80.0 at December 31, 2008, on interest rate swaps designated as fair value hedges. Long-term debt also included remaining unamortized gains of $0 at December 31, 2009, and $3.9 at December 31, 2008, resulting from terminated swap agreements and swap agreements no longer designated as fair value hedges, which are being amortized to interest expense over the remaining terms of the underlying debt. There was no hedge ineffectiveness for the years ended December 31, 2009, 2008 and 2007, related to these interest rate swaps.

During 2007, we entered into treasury lock agreements (the “locks”) with notional amounts totaling $500.0 that expired on July 31, 2008. The locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the locks of $38.0 were recorded in AOCI. $19.2 of the losses are being amortized to interest expense over five years and $18.8 are being amortized over ten years.

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

AOCI included remaining unamortized losses of $28.8 ($18.7 net of taxes) at December 31, 2009, and $35.2 ($22.9 net of taxes) at December 31, 2008, resulting from treasury lock agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2009, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $285.2 for the euro, the Hungarian forint, the Peruvian new sol, the Czech Republic koruna, the Romanian leu, the Canadian dollar, the Australian dollar, the New Zealand dollar, the Polish zloty and the British pound.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use foreign exchange forward contracts to hedge portions of our forecasted foreign currency cash flows resulting from intercompany royalties, and other third-party and intercompany foreign currency transactions where there is a high probability that anticipated exposures will materialize. These contracts have been designated as cash flow hedges. The effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive income to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The ineffective portion of the gain or loss on the derivative is recorded in other expense, net. The ineffective portion of our cash flow foreign currency derivative instruments and the net gains or losses reclassified from AOCI to earnings for cash flow hedges that had been discontinued because the forecasted transactions were not probable of occurring were not material.

As of December 31, 2009, we expect to reclassify $18.8, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next 12 months due to (a) foreign currency denominated intercompany royalties, (b) intercompany loan settlements and (c) foreign currency denominated purchases or receipts.

For the years ended December 31, 2009 and 2008, cash flow hedges impacted AOCI as follows:

	2009	2008
Net derivative losses at beginning of year, net of taxes of $14.8 and $9.7	$(27.2)	$(17.7)
Net gains on derivative instruments, net of taxes of $2.4 and $8.4	31.0	20.3
Reclassification of net gains to earnings, net of taxes of $7.1 and $3.3	(22.6)	(29.8)

Net derivative losses at end of year, net of taxes of $10.1 and $14.8	$(18.8)	$(27.2)

We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges for financial reporting purposes. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During 2009, we recorded a gain of $8.3 in other expense, net related to these undesignated foreign exchange forward contracts. Also during 2009, we recorded a loss of $2.9 related to the intercompany loans, caused by changes in foreign currency exchange rates.

We have used foreign exchange forward contracts and foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of a foreign subsidiary. A loss of $1.6 on the foreign currency-denominated debt was effective as a hedge of the net assets of the foreign subsidiary and was recorded in accumulated other comprehensive income. During 2009, we had a Japanese yen-denominated note payable to hedge our net investment in our Japanese subsidiary. This debt was repaid in 2009. $23.8 for 2009, $33.6 for 2008 and $9.7 for 2007, related to the effective portions of these hedges were included in foreign currency translation adjustments within AOCI on the Consolidated Balance Sheets. During 2009, the ineffective portion of the loss was $.3 on the foreign currency-denominated debt and was recorded in other expense, net.

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

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $60 at December 31, 2009. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Fair Value

Assets and Liabilities Measured at Fair Value

We adopted the fair value measurement provisions required by the Fair Value Measurements and Disclosures Topic of the Codification as of January 1, 2008, with the exception of the application to nonfinancial assets and liabilities measured at fair value on a non-recurring basis, which was adopted as of January 1, 2009, with no impact to our Consolidated Financial Statements. The adoption of the fair value measurement provisions did not have a material impact on our fair value measurements. The fair value measurement provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In addition, the fair value measurement provisions establish a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on our own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.9	$—	$1.9
Interest-rate swap agreements	—	54.9	54.9
Foreign exchange forward contracts	—	5.1	5.1

Total	$1.9	$60.0	$61.9

Liabilities:
Interest-rate swap agreements	$—	$11.0	$11.0
Foreign exchange forward contracts	—	8.0	8.0

Total	$—	$19.0	$19.0

The table above excludes our pension and postretirement plan assets. Refer to Note 11, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 11, Employee Benefit Plans). The foreign exchange forward contracts and interest-rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. The underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,311.6	$1,311.6	$1,104.7	$1,104.7
Available-for-sale securities	1.9	1.9	2.3	2.3
Grantor trust cash and cash equivalents	7.6	7.6	20.1	20.1
Short term investments	26.8	26.8	40.1	40.1
Debt maturing within one year	138.1	138.1	1,031.4	1,038.6
Long-term debt, net of related discount or premium	2,307.8	2,441.0	1,456.2	1,346.1
Foreign exchange forward contracts	(2.9)	(2.9)	(10.7)	(10.7)
Interest-rate swap agreements	43.9	43.9	87.6	87.6

The methods and assumptions used to estimate fair value are as follows:

Cash and cash equivalents, Grantor trust cash and cash equivalents and Short term investments – Given the short term nature of these financial instruments, the stated cost approximates fair value.

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

Interest-rate swap agreements - The fair values of interest-rate swap agreements were estimated based LIBOR yield curves at the reporting date.

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

We have issued stock options, restricted stock, restricted stock units and stock appreciation rights under the 2005 Plan. Stock option awards are granted with an exercise price equal to the closing market price of our stock at the date of grant; those option awards generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock or restricted stock units generally vest after three years.

For the years ended December 31:

	2009	2008	2007
Compensation cost for stock options, restricted stock, restricted stock units, and stock appreciation rights	$54.9	$54.8	$61.6
Total income tax benefit recognized for share-based arrangements	18.5	18.8	20.7

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of the compensation cost for stock options, restricted stock, restricted stock units, and stock appreciation rights for 2009, 2008, and 2007 was recorded in selling, general and administrative expenses. For the years ended December 31, 2009 and 2008, we have determined that we have a pool of windfall tax benefits.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions for options granted during the years ended December 31:

	2009	2008	2007
Risk-free rate(1)	1.6%	2.3%	4.5%
Expected term(2)	4 years	4 years	4 years
Expected volatility(3)	35%	28%	27%
Expected dividends(4)	4.0%	2.0%	2.1%

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(2)	The expected term of the option was based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
(3)	Expected volatility was based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.
(4)	Assumed the current cash dividends of $.21 during 2009, $.20 during 2008 and $.185 during 2007 per share each quarter on our common stock for options granted during those years.

The weighted-average grant-date fair values per share of options granted were $3.18 during 2009, $8.04 during 2008 and $8.41 during 2007.

A summary of stock options as of December 31, 2009, and changes during 2009, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	23,261	$34.85
Granted	6,988	15.61
Exercised	(563)	23.34
Forfeited	(364)	23.95
Expired	(838)	32.78

Outstanding at December 31, 2009	28,484	$30.56	6.2	$137.6

Exercisable at December 31, 2009	18,071	$34.57	4.7	$30.0

At December 31, 2009, there was approximately $19.0 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.3 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2009, 2008 and 2007, were as follows:

	2009	2008	2007
Cash proceeds from stock options exercised	$13.1	$81.4	$85.5
Tax benefit realized for stock options exercised	.9	12.2	16.8
Intrinsic value of stock options exercised	5.0	41.5	50.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units granted was determined based on the closing price of our common stock on the date of grant.

A summary of restricted stock and restricted stock units at December 31, 2009, and changes during 2009, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	2,854	$35.75
Granted	1,726	18.43
Vested	(979)	30.94
Forfeited	(164)	26.39

Nonvested at December 31, 2009	3,437	$29.68

The total fair value of restricted stock and restricted stock units that vested during 2009 was $18.1, based upon market prices on the vesting dates. As of December 31, 2009, there was approximately $31.7 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 10. Shareholders’ Equity

Stock Repurchase Program

In February 2005, our Board approved a five-year, $1,000.0 share repurchase program to begin upon completion of our previous share repurchase program. This $1,000.0 program was completed during December 2007. In October 2007, our Board of Directors approved a five-year $2,000.0 share repurchase program (“$2.0 billion program”) which began in December 2007. We have repurchased approximately 4.8 million shares for $180.2 under the $2.0 billion program through December 31, 2009.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Employee Benefit Plans

Savings Plan

We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the “PSA”), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $12.1 in 2009, $13.0 in 2008 and $12.8 in 2007, which were then used by the PSA to purchase our shares in the open market.

Defined Benefit Pension and Postretirement Plans

Avon and certain subsidiaries have contributory and noncontributory retirement plans for substantially all employees of those subsidiaries. Benefits under these plans are generally based on an employee’s years of service and average compensation near retirement. Plans are funded based on legal requirements and cash flow.

We provide health care and life insurance benefits for the majority of employees who retire under our retirement plans in the U.S. and certain foreign countries. In the U.S., the cost of such health care benefits is shared by us and our retirees for employees hired on or before January 1, 2005. Employees hired after January 1, 2005, will pay the full cost of the health care benefits upon retirement. In August 2009, we announced changes to our postretirement medical and life insurance benefits offered to U.S. retirees. The changes to the retiree medical benefits reduced the plan’s obligations by $36.3. This amount is being amortized as a negative prior service cost over the average future service of active participants which is approximately 12 years. The changes to the retiree life insurance benefits reduced the plan’s obligations by $27.7. This amount is being amortized as a negative prior service cost over 3.3 years, which is the remaining term of the plan.

We are required, among other things, to recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, were recognized as components of accumulated other comprehensive income in shareholders’ equity.

Reconciliation of Benefit Obligations, Plan Assets and Funded Status

The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plans				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008	2009	2008
Change in Benefit Obligation:
Beginning balance	$(726.2)	$(776.7)	$(642.1)	$(787.0)	$(178.3)	$(176.9)
Service cost	(11.7)	(17.4)	(14.1)	(16.7)	(3.2)	(3.3)
Interest cost	(40.4)	(45.4)	(39.3)	(41.9)	(9.9)	(10.5)
Actuarial gain (loss)	(29.1)	10.1	(56.3)	21.8	(12.0)	(2.3)
Plan participant contributions	—	—	(2.7)	(2.5)	(8.7)	(8.3)
Benefits paid	110.1	103.2	44.4	34.0	18.8	20.8
Federal subsidy	—	—	—	—	(1.5)	(1.5)
Plan amendments	1.3	—	(1.6)	—	64.0	—
Settlements/ curtailments	(1.4)	—	24.3	13.9	(.6)	—
Special termination benefits	(4.8)	—	(9.0)	—	—	—
Foreign currency changes and other	—	—	(47.9)	136.3	(3.2)	3.7

Ending balance	$(702.2)	$(726.2)	$(744.3)	$(642.1)	$(134.6)	$(178.3)

Change in Plan Assets:
Beginning balance	$449.1	$713.3	$424.7	$671.0	$43.7	$51.2
Actual return on plan assets	110.7	(175.7)	76.9	(112.6)	(4.1)	(10.7)
Company contributions	20.9	14.7	34.3	40.0	8.6	14.2
Special company contribution to fund termination benefits	—	—	9.0	—	—	—
Federal subsidy	—	—	—	—	1.5	1.5
Plan participant contributions	—	—	2.7	2.5	8.7	8.3
Benefits paid	(110.1)	(103.2)	(44.4)	(34.0)	(18.8)	(20.8)
Settlements	—	—	(19.9)	(13.3)	—	—
Foreign currency changes and other	—	—	39.5	(128.9)	—	—

Ending balance	$470.6	$449.1	$522.8	$424.7	$39.6	$43.7

Funded Status:
Funded status at end of year	$(231.6)	$(277.1)	$(221.5)	$(217.4)	$(95.0)	$(134.6)

Amount Recognized in Balance Sheet:
Other assets	$—	$—	$2.6	$2.2	$—	$—
Accrued compensation	(17.0)	(18.2)	(1.7)	(11.6)	(3.9)	(3.9)
Employee benefit plans liability	(214.6)	(258.9)	(222.4)	(208.0)	(91.1)	(130.7)

Net amount recognized	$(231.6)	$(277.1)	$(221.5)	$(217.4)	$(95.0)	$(134.6)

Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$463.4	$531.4	$288.8	$274.3	$58.0	$41.5
Prior service credit	(1.4)	(.6)	(13.3)	(14.6)	(87.1)	(33.4)
Transition obligation	—	—	.4	.4	—	—

Total pretax amount recognized	$462.0	$530.8	$275.9	$260.1	$(29.1)	$8.1

Supplemental Information:
Accumulated benefit obligation	$684.0	$707.0	$702.8	$605.5	N/A	N/A

Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$702.2	$726.2	$741.0	$639.2	N/A	N/A
Fair value plan assets	470.6	449.1	516.9	419.6	N/A	N/A

Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$702.2	$726.2	$717.8	$539.4	N/A	N/A
Accumulated benefit obligation	684.0	707.0	685.1	522.0	N/A	N/A
Fair value plan assets	470.6	449.1	494.2	332.6	N/A	N/A

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. pension plans include funded qualified plans and unfunded non-qualified plans. As of December 31, 2009, the U.S. qualified pension plans had benefit obligations of $615.5 and plan assets of $470.6. As of December 31, 2008, the U.S. qualified pension plans had benefit obligations of $635.6 and plan assets of $449.1. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost:
Service cost	$11.7	$17.4	$25.4	$14.1	$16.7	$19.4	$3.2	$3.3	$3.5
Interest cost	40.4	45.4	47.3	39.3	41.9	38.2	9.9	10.5	10.2
Expected return on plan assets	(43.0)	(51.7)	(53.6)	(36.4)	(44.3)	(39.7)	(2.5)	(3.3)	(2.3)
Amortization of prior service credit	(.3)	(1.0)	(1.9)	(.9)	(1.4)	(1.7)	(9.7)	(6.0)	(6.1)
Amortization of actuarial losses	29.5	28.4	36.0	12.0	10.7	13.9	3.2	.9	1.5
Amortization of transition obligation	—	—	—	.1	.1	.1	—	—	—
Settlements/curtailments	6.0	—	4.4	13.9	1.6	(.7)	(.4)	—	—
Special termination benefits	—	—	.5	—	—	—	—	—	—
Other	—	—	—	.5	.6	(.7)	—	—	—

Net periodic benefit cost	$44.3	$38.5	$58.1	$42.6	$25.9	$28.8	$3.7	$5.4	$6.8

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Actuarial (gains) losses	$(38.5)	$217.4	$(33.7)	$15.8	$128.1	$(23.5)	$18.3	$16.2	$(13.5)
Prior service cost (credit)	(1.3)	—	4.1	1.6	—	1.0	(64.0)	—	.8
Amortization of prior service credit	.3	1.0	1.9	.9	1.4	1.7	9.7	6.0	6.1
Amortization of actuarial losses	(29.5)	(28.4)	(36.0)	(12.0)	(10.7)	(13.9)	(3.2)	(.9)	(1.5)
Amortization of transition obligation	—	—	—	(.1)	(.1)	(.1)	—	—	—
Settlements/curtailments	.2	—	—	(9.2)	(2.3)	(.8)	1.0	—	—
Foreign currency changes	—	—	—	18.8	(31.4)	7.8	1.0	(.8)	.3

Total recognized in other comprehensive income*	(68.8)	190.0	(63.7)	15.8	85.0	(27.8)	(37.2)	20.5	(7.8)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(24.5)	$228.5	$(5.6)	$58.4	$110.9	$1.0	$(33.5)	$25.9	$(1.0)

*	Amounts represent the pre-tax effect included within other comprehensive income. The net of tax amounts are included within the Consolidated Statements of Changes in Shareholders’ Equity.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

	Pension Benefits		Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$39.5	$15.6	$4.2
Prior service credit	(.3)	(1.0)	(17.0)
Transition obligation	—	.1	—

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008	2009	2008
Discount rate	5.35%	6.05%	5.85%	6.17%	5.83%	6.23%
Rate of compensation increase	4.00-6.00%	4.00-6.00%	3.44%	3.51%	N/A	N/A

The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans were based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis has decreased to 5.61% at December 31, 2009, from 6.11% at December 31, 2008.

Weighted-average assumptions used to determine net benefit cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	6.05%	6.20%	5.90%	6.17%	5.56%	4.93%	6.23%	6.26%	5.90%
Rate of compensation increase	4.00-6.00	4.00-6.00	5.00	3.51	3.10	2.99	N/A	N/A	N/A
Rate of return on assets	8.00	8.00	8.00	7.18	7.31	6.85	N/A	N/A	N/A

In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2009, the assumed rate of return on assets globally was 7.6%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. plans.

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for determining 2009 net costs for the U.S. plan was 8%.

In addition, the current rate of return assumption for the U.S. plan was based on an asset allocation of approximately 32% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 4% to 6% in the long term) and 68% in equity securities (which are expected to earn approximately 7% to 10% in the long term). Similar assessments were performed in determining rates of return on non-U.S. pension plan assets, to arrive at our weighted-average rate of return of 7.18% for determining 2009 net cost.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

Our U.S. and non-U.S. funded pension and postretirement plans target and weighted-average asset allocations at December 31, 2009 and 2008, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans			U.S. Postretirement Plan
	% of Plan Assets			% of Plan Assets			% of Plan Assets
	Target	at Year End		Target	at Year End		Target	at Year End
Asset Category	2010	2009	2008	2010	2009	2008	2010	2009	2008
Equity securities	50-60%	63%	65%	55-65%	60%	56%	65%	—%	—%
Debt securities	40-50	37	35	30-40	33	34	35	100	100
Other	—	—	—	0-10	7	10	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The following table presents the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of December 31, 2009:

	U.S. Pension and Postretirement Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$175.9	$—	$175.9
International equity	44.2	41.8	86.0
Emerging markets	35.4	—	35.4

	255.5	41.8	297.3
Fixed Income Securities:
Corporate bonds	—	139.1	139.1
Government securities	—	27.9	27.9
Mutual funds	43.5	—	43.5

	43.5	167.0	210.5
Cash	2.4	—	2.4

Total	$301.4	$208.8	$510.2

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$101.2	$—	$—	$101.2
International equity	212.7	—	—	212.7

	313.9	—	—	313.9
Fixed Income Securities:
Corporate bonds	—	69.1	—	69.1
Government securities		95.1		95.1
Other	—	9.9	—	9.9

	—	174.1	—	174.1
Other:
Cash	20.6	—	—	20.6
Real estate	—	—	13.0	13.0
Other	—	—	1.2	1.2

	20.6	—	14.2	34.8

Total	$334.5	$174.1	$14.2	$522.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances for our Level 3 investments was as follows:

Amount
Balance as of January 1, 2009	$14.9
Actual return on plan assets held	(1.0)
Foreign currency changes	.3

Balance as of December 31, 2009	$14.2

Investments in equity securities classified as Level 1 in the fair value hierarchy are valued at quoted market prices. Investments in equity securities classified as Level 2 in the fair value hierarchy are valued at quoted market prices for non-active securities. Fixed income securities are based on broker quotes for non-active securities. Mutual funds are valued at quoted market prices. Real estate is valued by reference to investment and letting transactions at similar types of property and are supplemented by third party surveyors.

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

Cash flows

We expect to make contributions in the range of $15 to $20 to our U.S. pension and postretirement plans and in the range of $30 to $40 to our international pension and postretirement plans during 2010.

Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2010	$69.3	$39.4	$108.7	$11.4
2011	60.0	40.2	100.2	11.3
2012	83.0	40.8	123.8	11.1
2013	62.8	43.1	105.9	9.7
2014	60.8	43.7	104.5	9.6
2015 – 2019	295.6	237.9	533.5	46.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Postretirement Benefits

For 2009, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 8.0% for all claims and will gradually decrease each year thereafter to 5.0% in 2017 and beyond for our U.S. plan. A one-percentage point change in the assumed health care cost trend rates for all postretirement plans would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$.3	$(.2)
Effect on postretirement benefit obligation	2.8	(2.5)

Postemployment Benefits

We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits, continuation of health care benefits and life insurance coverage to eligible former employees after employment but before retirement. The accrued cost for postemployment benefits was $67.2 at December 31, 2009 and $74.9 at December 31, 2008, and was included in employee benefit plans liability.

Supplemental Retirement Programs

We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the “DCP”), for certain key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would have been made to the Avon Personal Savings Account Plan (the “PSA”) but that are in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three investment alternatives. Expense associated with the DCP was $6.6 for 2009, $4.6 for 2008 and $6.8 for 2007. The accrued liability for the DCP was $90.8 at December 31, 2009 and $94.1 at December 31, 2008 and was included in other liabilities.

We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. (“SERP”) and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid employees in addition to amounts received under our qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $7.4 in 2009, $7.9 in 2008 and $9.5 in 2007. The benefit obligation under these programs was $69.8 at December 31, 2009, and $73.1 at December 31, 2008 and was included in employee benefit plans.

We also maintain a Supplemental Life Plan (“SLIP”) under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers. The SLIP will not be offered to new officers after 2009.

We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2009	2008
Fixed-income portfolio	$.2	$.9
Corporate-owned life insurance policies	42.3	40.2
Cash and cash equivalents	7.6	20.1

Total	$50.1	$61.2

The assets are recorded at fair market value, except for investments in corporate-owned life insurance policies which are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the Consolidated Statements of Income.

The fixed-income portfolio held in the grantor trust is classified as available-for-sale securities.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables.

Total Revenue & Operating Profit

	2009		2008		2007
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$4,103.2	$647.9	$3,884.1	$690.3	$3,298.9	$483.1
North America	2,262.7	110.4	2,492.7	213.9	2,622.1	213.1
Central & Eastern Europe	1,500.1	244.9	1,719.5	346.2	1,577.8	296.1
Western Europe, Middle East & Africa	1,277.8	84.2	1,351.7	121.0	1,308.6	33.9
Asia Pacific	885.6	74.2	891.2	102.4	850.8	64.3
China	353.4	20.1	350.9	17.7	280.5	2.0

Total from operations	10,382.8	1,181.7	10,690.1	1,491.5	9,938.7	1,092.5
Global and other	—	(163.5)	—	(152.2)	—	(219.8)

Total	$10,382.8	$1,018.2	$10,690.1	$1,339.3	$9,938.7	$872.7

Total Assets

	2009	2008	2007
Latin America	$2,414.9	$1,640.7	$1,597.9
North America	831.5	899.0	789.1
Central & Eastern Europe	819.5	749.3	948.9
Western Europe, Middle East & Africa	654.9	565.3	613.4
Asia Pacific	434.1	396.3	426.8
China	306.7	316.8	284.2

Total from operations	5,461.6	4,567.4	4,660.3
Global and other	1,371.1	1,506.6	1,055.9

Total assets	$6,832.7	$6,074.0	$5,716.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Expenditures

	2009	2008	2007
Latin America	$160.6	$116.0	$90.1
North America	39.3	111.9	77.9
Central & Eastern Europe	29.3	42.2	29.6
Western Europe, Middle East & Africa	33.9	41.6	31.2
Asia Pacific	8.4	24.8	16.6
China	7.9	13.2	9.7

Total from operations	279.4	349.7	255.1
Global and other	17.5	30.8	23.4

Total capital expenditures	$296.9	$380.5	$278.5

Depreciation and Amortization

	2009	2008	2007
Latin America	$53.2	$55.5	$49.6
North America	43.2	37.6	35.0
Central & Eastern Europe	19.8	25.8	19.7
Western Europe, Middle East & Africa	28.0	31.8	26.4
Asia Pacific	11.6	13.3	16.0
China	8.2	5.9	5.8

Total from operations	164.0	169.9	152.5
Global and other	16.7	17.3	19.6

Total depreciation and amortization	$180.7	$187.2	$172.1

Total Revenue by Major Country

	2009	2008	2007
U.S.	$1,864.4	$2,061.8	$2,194.9
Brazil	1,817.1	1,674.3	1,352.0
All other	6,701.3	6,954.0	6,391.8

Total	$10,382.8	$10,690.1	$9,938.7

A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

Long-Lived Assets by Major Country

	2009	2008	2007
U.S.	$582.0	$649.3	$465.5
Brazil	331.4	187.1	197.7
All other	1,115.2	1,032.7	1,066.9

Total	$2,028.6	$1,869.1	$1,730.1

A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. The U.S. and Brazil’s long-lived assets consist primarily of property, plant and equipment related to manufacturing and distribution facilities.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by Product Category

	2009	2008	2007
Beauty(1)	$7,408.4	$7,603.7	$6,932.5
Fashion(2)	1,768.0	1,863.3	1,753.2
Home(3)	1,108.3	1,121.9	1,159.5

Net sales	10,284.7	10,588.9	9,845.2
Other revenue(4)	98.1	101.2	93.5

Total revenue	$10,382.8	$10,690.1	$9,938.7

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear and accessories.
(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products.
(4)	Other revenue primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

NOTE 13. Leases and Commitments

Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2009, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2010	$96.6	$163.5
2011	68.3	70.0
2012	51.6	59.0
2013	26.3	38.3
2014	19.1	34.8
Later years	43.7	17.5
Sublease rental income	(27.3)	—

Total	$278.3	$383.1

Rent expense was $116.1 in 2009, $120.4 in 2008, and $118.5 in 2007. Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $489.8 were in progress at December 31, 2009.

NOTE 14. Restructuring Initiatives

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. Through December 31, 2009, we have recorded total costs to implement, net of adjustments, of $524.3 ($20.1 in 2009, $60.6 in 2008, $158.3 in 2007, $228.8 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges –2007

During 2007 and January 2008, exit and disposal activities that are a part of our 2005 Restructuring Program were approved. Specific actions for this phase of our multi-year restructuring plan included:

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

The outsourcing of some information technology processes and the realignment of some Latin America distribution operations are expected to be completed by the end of 2011. All other actions described above were completed by the end of 2009.

During 2007, we recorded total costs to implement in 2007 of $158.3 associated with our 2005 Restructuring Program, and the costs consisted of the following:

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

Approximately 95% of these charges are expected to result in future cash expenditures, with a majority of the cash payments made during 2009.

Restructuring Charges – 2008

During 2008, we recorded total costs to implement $60.6 associated with previously approved initiatives that are part of our 2005 Restructuring Program, and the costs consisted of the following:

•	net charges of $19.1 primarily for employee-related costs, including severance and pension benefits;

•	implementation costs of $30.5 for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes; and

•	accelerated depreciation of $11.0 associated with our initiatives to realign some distribution operations and close some manufacturing operations.

Of the total costs to implement, $57.5 was recorded in selling, general and administrative expenses and $3.1 was recorded in cost of sales for 2008.

Restructuring Charges – 2009

During 2009, we recorded total costs to implement of $20.1 associated with previously approved initiatives that are part of our 2005 Restructuring Program, and the costs consisted of the following:

•	net charges of $4.7 primarily for employee-related costs, including severance and pension benefits;

•	implementation costs of $9.6 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $5.8 associated with our initiatives to realign some distribution operations.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the total costs to implement, $19.8 was recorded in selling, general and administrative expenses and $.3 was recorded in cost of sales for 2009.

The liability balances for the initiatives under the 2005 Restructuring Program are shown below.

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2006	$84.9	$—	$—	$1.1	$86.0
2007 Charges	117.0	.2	—	.8	118.0
Adjustments	(8.0)	—	—	—	(8.0)
Cash payments	(47.6)	—	—	(1.1)	(48.7)
Non-cash write-offs	(4.9)	(.2)	—	—	(5.1)
Foreign exchange	1.8	—	—	(.1)	1.7

Balance December 31, 2007	$143.2	$—	$—	$.7	$143.9
2008 Charges	20.5	—	—	.8	21.3
Adjustments	(3.1)	—	—	.9	(2.2)
Cash payments	(60.7)	—	—	(2.1)	(62.8)
Non-cash write-offs	1.0	—	—	—	1.0
Foreign exchange	(7.3)	—	—	—	(7.3)

Balance December 31, 2008	$93.6	$—	$—	$.3	$93.9
2009 Charges	16.8	—	—	—	16.8
Adjustments	(11.9)	—	(.2)	—	(12.1)
Cash payments	(43.5)	—	—	(.2)	(43.7)
Non-cash write-offs	(13.9)	—	—	—	(13.9)
Foreign exchange	1.8	—	—	—	1.8

Balance December 31, 2009	$42.9	$—	$(.2)	$.1	$42.8

Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented. Inventory write-offs relate to exited businesses.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$349.4	$10.8	$7.2	$11.6	$8.6	$387.6
Charges to be incurred on approved initiatives	5.4	—	—	—	—	5.4

Total expected charges on approved initiatives	$354.8	$10.8	$7.2	$11.6	$8.6	$393.0

The charges, net of adjustments, of initiatives approved to date under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	1.9	(1.1)	1.7	19.0	.6	—	(3.0)	19.1
2009	1.4	(.1)	(.7)	(4.4)	11.6	(.2)	(2.9)	4.7

Charges recorded to date	$56.3	$74.5	$13.6	$136.5	$56.9	$7.4	$42.4	$387.6
Charges to be incurred on approved initiatives	4.8	.6	—	—	—	—	—	5.4

Total expected charges on approved initiatives	$61.1	$75.1	$13.6	$136.5	$56.9	$7.4	$42.4	$393.0

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

2009 Restructuring Program

In February 2009, we announced a new restructuring program (the “2009 Restructuring Program”) which targets increasing levels of efficiency and organizational effectiveness across our global operations. The 2009 Restructuring Program initiatives are expected to include:

•	restructuring our global supply chain operations;

•	realigning certain local business support functions to a more regional basis to drive increased efficiencies; and

•	streamlining transaction-related services, including selective outsourcing.

We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $400 before taxes under the 2009 Restructuring Program, with actions to be completed by 2012-2013.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring Charges – 2009

During 2009, we recorded total costs to implement of $151.3 associated with approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•	net charges of $126.0 primarily for employee-related costs, including severance and pension benefits;

•

implementation costs of $18.9 for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $6.4 associated with our initiatives to realign some distribution operations and close some manufacturing operations.

Of the total costs to implement, $144.9 was recorded in selling, general and administrative expenses and $6.4 was recorded in cost of sales for 2009. Most of these costs to implement are expected to result in future cash expenditure, with a majority of the cash payments to be made in 2010 and 2011.

The liability balances for the initiatives under the 2009 Restructuring Program are shown below.

Employee- Related Costs
2009 Charges	$126.6
Adjustments	(.6)
Cash payments	(16.3)
Non-cash write-offs	(4.0)
Foreign exchange	.6

Balance December 31, 2009	$106.3

Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented.

The charges, net of adjustments, of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
Charges recorded to date	$17.8	$26.8	$25.8	$31.8	$6.8	$2.1	$14.9	$126.0
Charges to be incurred on approved initiatives	6.0	2.7	3.6	1.9	1.1	.2	—	15.5

Total expected charges on approved initiatives	$23.8	$29.5	$29.4	$33.7	$7.9	$2.3	$14.9	$141.5

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Contingencies

In 2002, 2003 and 2004, our Brazilian subsidiary received a series of excise tax assessments from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-2001 asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax, based on purported market sales data. The structure adopted in 1995 is comparable to that used by other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel, the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote. As of December 31, 2009, the total assessments related to these remote contingencies, including penalties and accruing interest, amounted to approximately $620 at the exchange rate on December 31, 2009. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. We are currently awaiting decisions at the first administrative level for the 2002 assessment and at the second administrative level for the 2003 and 2004 assessments. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods.

As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act and related U.S. and foreign laws in China and additional countries. The internal investigation and compliance reviews, which are being conducted under the oversight of our Audit Committee, began in June 2008. We voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our internal investigation and compliance reviews and we are, as we have done from the beginning of the internal investigation, continuing to cooperate with both agencies and have signed tolling agreements with them.

The internal investigation and compliance reviews, which started in China, are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are ongoing. At this point we are unable to predict the duration, scope or results of the internal investigation and compliance reviews.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2009, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2008	$94.9	$33.3	$8.8	$12.4	$75.1	$224.5
Adjustments	—		—	(.4)	—	(.4)
Foreign exchange	—	.6	.1	(.1)	.1	.7

Balance at December 31, 2009	$94.9	$33.9	$8.9	$11.9	$75.2	$224.8

Intangible assets

	2009		2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$38.5	$(31.0)	$38.4	$(25.6)
Licensing agreements	42.3	(37.5)	42.4	(28.3)
Noncompete agreements	7.4	(5.9)	7.4	(5.7)

Total	$88.2	$(74.4)	$88.2	$(59.6)

Aggregate Amortization Expense:

2009	$14.8
2008	16.4
2007	16.4

Estimated Amortization Expense:

2010	$2.3
2011	2.3
2012	2.3
2013	2.3
2014	1.6

NOTE 17. Supplemental Balance Sheet Information

At December 31, 2009 and 2008, prepaid expenses and other included the following

Prepaid expenses and other	2009	2008
Deferred tax assets (Note 6)	$303.2	$194.6
Receivables other than trade	143.3	127.1
Prepaid taxes and tax refunds receivable	296.9	156.5
Prepaid brochure costs, paper and other literature	122.8	126.0
Short-term investments	26.8	40.1
Property, plant and equipment held for sale	8.2	—
Deferred charge	36.9	—
Other	92.4	112.2

Prepaid expenses and other	$1,030.5	$756.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with accounting guidance issued by the International Practices Task Force, when a subsidiary in Venezuela purchases U.S. dollar denominated cash at the parallel market exchange rate, the Venezuelan subsidiary should remeasure the cash at the parallel market exchange rate. The subsidiary should translate the cash, as well as the remainder of its net assets, at the official rate, because this is expected to be the rate that is available for dividend remittances. Since the remeasurement and translation occur at different exchange rates, a difference arises between the actual U.S. dollar denominated cash balance and the “as translated” balance. The deferred charge in the table above represents this difference for the U.S. Dollar denominated cash held by our Venezuelan subsidiary.

At December 31, 2009 and 2008, other assets included the following:

Other assets	2009	2008
Deferred tax assets (Note 6)	$527.3	$502.5
Goodwill (Note 16)	224.8	224.5
Intangible assets (Note 16)	13.8	28.6
Investments	49.8	108.9
Deferred software (Note 1)	112.0	98.3
Interest-rate swap agreements (Note 8)	54.9	103.7
Other	131.2	106.7

Other assets	$1,113.8	$1,173.2

In 2009, we redeemed approximately $46 of corporate-owned life insurance policies that had been recorded in other assets.

NOTE 18. Results of Operations by Quarter (Unaudited)

2009	First	Second	Third	Fourth	Year
Total revenue	$2,179.8	$2,470.3	$2,551.3	$3,181.4	$10,382.8
Gross profit	1,368.6	1,536.0	1,596.5	1,993.4	6,494.5
Operating profit	168.4	182.9	258.5	408.4	1,018.2
Income before taxes	146.7	159.9	231.7	388.2	926.5
Net income	117.5	84.6	157.6	268.5	628.2
Net income attributable to Avon	117.3	82.9	156.2	269.4	625.8
Earnings per share
Basic	$.27	$.19	$.36	$.63	$1.45	(1)
Diluted	$.27	$.19	$.36	$.62	$1.45	(1)

2008	First	Second	Third	Fourth	Year
Total revenue	$2,501.7	$2,736.1	$2,644.7	$2,807.6	$10,690.1
Gross profit	1,578.0	1,742.7	1,669.7	1,750.6	6,741.0
Operating profit	296.2	373.9	297.1	372.1	1,339.3
Income before taxes	278.6	344.4	279.2	336.1	1,238.3
Net income	186.2	237.0	224.7	227.7	875.6
Net income attributable to Avon	184.7	235.6	222.6	232.4	875.3
Earnings per share
Basic	$.43	$.55	$.52	$.54	$2.04	(1)
Diluted	$.43	$.55	$.52	$.54	$2.03	(1)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of operations by quarter were impacted by the following:

2009	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$—	$.3	$3.3	$3.1	$6.7
Selling, general and administrative expenses	14.5	89.1	30.2	30.9	164.7

Total costs to implement restructuring initiatives	$14.5	$89.4	$33.5	$34.0	$171.4

2008	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$—	$.3	$2.6	$.2	$3.1
Selling, general and administrative expenses	25.5	13.0	11.8	7.2	57.5

Total costs to implement restructuring initiatives	$25.5	$13.3	$14.4	$7.4	$60.6

Benefits related to our PLS program	$—	$(13.0)	$—	$—	$(13.0)

NOTE 19. Subsequent Events

Management evaluated subsequent events through February 25, 2010, which is the date the financial statements were issued.

Effective January 1, 2010, Avon will treat Venezuela as a highly inflationary economy for accounting purposes. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services. Although no official rules have yet been issued, most of Avon’s imports are expected to fall into the non-essential classification.

On February 9, 2010, we announced an increase in our quarterly cash dividend to $.22 per share from $.21 per share, beginning with the first-quarter dividend payable March 1, 2010, to shareholders of record on February 23, 2010. With this increase, the indicated annual dividend rate is $.88 per share.

SCHEDULE II

AVON PRODUCTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2009, 2008 and 2007

		Additions
(in millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2009
Allowance for doubtful accounts receivable	$102.0	$221.7		—	$191.1	(1)	$132.6
Allowance for sales returns	25.8	—		374.1	367.0	(2)	32.9
Allowance for inventory obsolescence	98.2	122.9		—	105.1	(3)	116.0
Deferred tax asset valuation allowance	284.1	110.0	(4)	—	—		394.1
2008
Allowance for doubtful accounts receivable	$109.0	$195.5		—	$202.5	(1)	$102.0
Allowance for sales returns	32.1	—		369.3	375.6	(2)	25.8
Allowance for inventory obsolescence	216.9	80.8		—	199.5	(3)	98.2
Deferred tax asset valuation allowance	278.3	5.8	(4)	—	—		284.1
2007
Allowance for doubtful accounts receivable	$91.1	$164.1		$—	$146.2	(1)	$109.0
Allowance for sales returns	28.0	—		338.1	334.0	(2)	32.1
Allowance for inventory obsolescence	125.0	280.6		—	188.7	(3)	216.9
Deferred tax asset valuation allowance	234.1	62.9	(4)	—	18.7	(5)	278.3

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.
(2)	Returned product destroyed and foreign currency translation adjustment.
(3)	Obsolete inventory destroyed and foreign currency translation adjustment.
(4)	Increase in valuation allowance for tax loss carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be realized in the future.
(5)	Release of valuation allowance on deferred tax assets that are more likely than not to be realized in the future.