Form 10-Q
period 2010-03-31
AVON PRODUCTS INC
filed 2010-04-30
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock (par value $.25) outstanding at March 31, 2010 was 428,403,476

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2010	2009
Net sales	$2,458.7	$2,157.7
Other revenue	31.7	29.2

Total revenue	2,490.4	2,186.9
Costs, expenses and other:
Cost of sales	948.4	811.2
Selling, general and administrative expenses	1,349.2	1,207.3

Operating profit	192.8	168.4

Interest expense	21.8	24.8
Interest income	(4.9)	(7.3)
Other expense, net	48.2	4.2

Total other expenses	65.1	21.7

Income before taxes	127.7	146.7
Income taxes	(84.4)	(29.2)

Net income	43.3	117.5
Net income attributable to noncontrolling interest	(.8)	(.2)

Net income attributable to Avon	$42.5	$117.3

Earnings per share:
Basic	$.10	$.27
Diluted	$.10	$.27
Cash dividends per common share	$.22	$.21

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$1,122.9	$1,311.6
Accounts receivable, net	748.0	779.7
Inventories	1,104.6	1,067.5
Prepaid expenses and other	891.5	1,030.5

Total current assets	3,867.0	4,189.3

Property, plant and equipment, at cost	2,721.2	2,699.3
Less accumulated depreciation	(1,185.1)	(1,169.7)

	1,536.1	1,529.6
Other assets	1,415.4	1,113.8

Total assets	$6,818.5	$6,832.7

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$770.2	$138.1
Accounts payable	742.6	754.7
Accrued compensation	268.3	291.0
Other accrued liabilities	695.1	697.1
Sales and taxes other than income	241.2	259.2
Income taxes	87.8	134.7

Total current liabilities	2,805.2	2,274.8

Long-term debt	1,828.3	2,307.8
Employee benefit plans	572.9	588.9
Long-term income taxes	203.8	173.8
Other liabilities	123.0	174.8

Total liabilities	$5,533.2	$5,520.1

Contingencies (Note 5)
Shareholders’ Equity
Common stock	$186.3	$186.1
Additional paid-in capital	1,965.2	1,941.0
Retained earnings	4,331.9	4,383.9
Accumulated other comprehensive loss	(683.2)	(692.6)
Treasury stock, at cost	(4,556.1)	(4,545.8)

Total Avon shareholders’ equity	1,244.1	1,272.6

Noncontrolling interest	41.2	40.0

Total shareholders’ equity	$1,285.3	$1,312.6

Total liabilities and shareholders’ equity	$6,818.5	$6,832.7

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In millions	2010	2009
Cash Flows from Operating Activities
Net income	$43.3	$117.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.3	42.8
Provision for doubtful accounts	52.8	47.9
Provision for obsolescence	20.0	24.8
Share-based compensation	20.0	17.3
Deferred income taxes	20.6	1.3
Charge for Venezuelan monetary assets and liabilities	46.1	—
Other	21.4	18.3
Changes in assets and liabilities:
Accounts receivable	(45.3)	(32.3)
Inventories	(62.6)	(106.6)
Prepaid expenses and other	(26.5)	(9.4)
Accounts payable and accrued liabilities	(41.1)	(111.0)
Income and other taxes	(68.9)	(50.5)
Noncurrent assets and liabilities	(7.0)	(20.8)

Net cash provided (used) by operating activities	17.1	(60.7)

Cash Flows from Investing Activities
Capital expenditures	(56.8)	(51.1)
Disposal of assets	3.8	1.6
Purchases of investments	(0.3)	(0.1)
Proceeds from sale of investments	1.4	45.7
Acquisitions and other investing activities	(146.1)	—

Net cash used by investing activities	(198.0)	(3.9)

Cash Flows from Financing Activities*
Cash dividends	(95.3)	(89.5)
Debt, net (maturities of three months or less)	133.1	(69.4)
Proceeds from debt	6.1	883.0
Repayment of debt	(10.0)	(134.4)
Proceeds from exercise of stock options	7.4	0.2
Excess tax benefit realized from share-based compensation	0.7	(0.1)
Repurchase of common stock	(10.4)	(1.5)

Net cash provided by financing activities	31.6	588.3

Effect of exchange rate changes on cash and equivalents	(39.4)	(26.0)

Net (decrease) increase in cash and equivalents	(188.7)	497.7
Cash and equivalents at beginning of year	1,311.6	1,104.7

Cash and equivalents at end of period	$1,122.9	$1,602.4

*	Non-cash financing activities in 2010 and 2009 included the change in fair market value of interest-rate swap agreements of $17.7 and $(4.4), respectively. Non-cash financing activities in 2009 also includes $4.5 million of shares that were repurchased by us in connection with employees using shares to pay withholding taxes upon the vesting of their restricted stock units. The withholding taxes were not settled at March 31, 2009.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Except for the foreign currency implications of our subsidiary in Venezuela (“Avon Venezuela”) being considered highly inflationary, we consistently applied the accounting policies described in our 2009 Annual Report on Form 10-K (“2009 Form 10-K”) in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2009 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.

We have reclassified some immaterial amounts in the consolidated financial statements and accompanying notes for comparative purposes. We reclassified $7.1 of fees from selling, general and administrative expenses to other revenue on the Consolidated Statements of Income for the three months ended March 31, 2009.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated into U.S. dollars from the respective subsidiary’s functional currency at period-end exchange rates for assets and liabilities and average exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within “accumulated other comprehensive loss” (“AOCI”). Gains or losses resulting from the impact of changes in foreign currency rates on assets and liabilities denominated in a currency other than the functional currency are recorded in “Other expense, net”.

For financial statements of Avon subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in “Other expense, net”. Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in “Income taxes” in the Consolidated Statement of Income. Nonmonetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are recorded in U.S. dollars at the historical rates at the time of acquisition of such assets or liabilities.

Venezuela Currency

Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services. We expect most of the imports of Avon Venezuela to fall into the non-essential classification. We use the non-essentials rate of 4.30 to remeasure our Bolivar denominated assets and liabilities into U.S. dollars at the reporting date, since this is the rate expected to be available for dividend remittances. We record a loss within operating profit when we believe we are going to convert these Bolivar denominated assets or settle our U.S. dollar denominated liabilities from non-government sources where the exchange rate is less favorable than the official rate (the “parallel rate”). We record a gain within operating profit when U.S. dollar denominated liabilities are settled at the essentials rate.

As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, we recorded net charges of $46.1 million in “Other expense, net” and $12.7 million in “income taxes”.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

New Accounting Standards Implemented

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance on the consolidation of variable interest entities (“VIE”). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and 2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance are effective January 1, 2010 for Avon and did not have a material impact on our financial statements.

2. EARNINGS PER SHARE AND SHARE REPURCHASES

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units which contain non-forfeitable rights to dividend equivalents.

(shares in millions)	Three Months Ended March 31,
Components of Basic and Diluted Earnings per Share	2010	2009
Numerator:
Net income attributable to Avon	$42.5	$117.3
Earnings allocated to participating securities	(.3)	(1.1)

Net income allocated to common shareholders	42.2	116.2
Denominator:
Basic EPS weighted-average shares outstanding	427.72	426.37
Diluted effect of assumed conversion of stock options	3.34	0.08

Diluted EPS adjusted weighted-average shares outstanding	431.06	426.45

Earnings per Common Share:
Basic EPS	$.10	$.27
Diluted EPS	$.10	$.27

At March 31, 2010 and 2009, we did not include stock options to purchase 14.8 million shares and 22.1 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

We purchased approximately 0.3 million shares of Avon common stock for $10.4 during the first three months of 2010, as compared to approximately 0.3 million shares of Avon common stock for $6.0 during the first three months of 2009 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

3. INVENTORIES

Components of Inventories	March 31, 2010	December 31, 2009
Raw materials	$381.7	$335.9
Finished goods	722.9	731.6

Total	$1,104.6	$1,067.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31, 2010
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$3.2	$2.8	$3.7	$3.5	$.7	$.9
Interest cost	8.0	10.8	10.1	9.5	1.8	2.8
Expected return on plan assets	(8.4)	(11.3)	(9.6)	(8.6)	(.6)	(.6)
Amortization of prior service credit	(.1)	(.1)	(.3)	(.2)	(4.3)	(1.5)
Amortization of actuarial losses	8.9	8.1	3.5	2.9	1.0	.7

Net periodic benefit costs	$11.6	$10.3	$7.4	$7.1	$(1.4)	$2.3

We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute approximately $15 to $20 and $30 to $40 to our U.S. and non-U.S. pension plans, respectively, in 2010. As of March 31, 2010, we made approximately $5 and $2 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $10 to $15 and $28 to $38 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2010. Our funding requirements may be impacted by regulations or interpretations thereof.

5. CONTINGENCIES

In 2002, 2003 and 2004, our Brazilian subsidiary received a series of excise tax assessments from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-2001 asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax, based on purported market sales data. The structure adopted in 1995 is comparable to that used by other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel, the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote. As of March 31, 2010, the total assessments related to these remote contingencies, including penalties and accruing interest, amounted to approximately $598 at the exchange rate on March 31, 2010. In the event that assessments are upheld in the earlier stages of review, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. We are currently awaiting decisions at the first administrative level for the 2002 assessment and at the second administrative level for the 2003 and 2004 assessments. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods.

As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act (“FCPA”) and related U.S. and foreign laws in China and additional countries. The internal investigation, which is being conducted under the oversight of our Audit Committee, began in June 2008. As we reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our internal investigation, and we are continuing to cooperate with both agencies and have signed tolling agreements with them.

As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of other countries selected to represent each of the Company’s four other international geographic segments. The internal investigation and compliance reviews are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are ongoing, and we continue to cooperate with both agencies with respect to these matters. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigation and compliance reviews.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2010, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended March 31,
Components of Comprehensive Income	2010	2009
Net income	$43.3	$117.5
Foreign currency translation adjustments	2.3	(109.8)
Change in unrealized gains from available-for-sale securities	(.1)	—
Change in derivative losses on cash flow hedges	1.0	1.0
Adjustments for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	6.2	7.0

Comprehensive income	52.7	15.7

Less: comprehensive income attributable to noncontrolling interest	(1.2)	(2.5)

Comprehensive income attributable to Avon	$51.5	$13.2

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
	2010		2009
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$971.7	$88.0	$794.0	$88.2
North America	522.1	43.7	532.8	22.5
Central & Eastern Europe	410.3	68.6	321.4	48.3
Western Europe, Middle East & Africa	299.7	22.2	243.2	6.0
Asia Pacific	220.4	26.4	199.6	15.2
China	66.2	(10.1)	95.9	13.5

Total from operations	2,490.4	238.8	2,186.9	193.7
Global and other	—	(46.0)	—	(25.3)

Total	$2,490.4	$192.8	$2,186.9	$168.4

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31,
	2010	2009
Beauty(1)	$1,777.8	$1,562.3
Fashion(2)	440.2	388.7
Home(3)	240.7	206.7

Net sales	$2,458.7	$2,157.7
Other revenue(4)	31.7	29.2

Total revenue	$2,490.4	$2,186.9

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear and accessories.
(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products.
(4)	Other revenue primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

At March 31, 2010 and December 31, 2009, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2010	December 31, 2009
Deferred tax assets	$266.9	$303.2
Receivables other than trade	82.0	143.3
Prepaid taxes and tax refunds receivable	293.7	296.9
Prepaid brochure costs, paper and other literature	107.2	122.8
Short-term investments	19.5	26.8
Property, plant and equipment held for sale	8.2	8.2
Deferred charge	—	36.9
Other	114.0	92.4

Prepaid expenses and other	$891.5	$1,030.5

At March 31, 2010 and December 31, 2009, other assets included the following:

Components of Other Assets	March 31, 2010	December 31, 2009
Deferred tax assets	$536.4	$527.3
Goodwill (Note 10)	321.6	224.8
Intangible assets (Note 10)	113.6	13.8
Investments	51.4	49.8
Deferred software	114.0	112.0
Interest-rate swap agreements (Note 11 and 12)	63.9	54.9
Other	214.5	131.2

Other assets	$1,415.4	$1,113.8

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

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $524.4 ($0.1 in the first three months of 2010, $20.1 in 2009, $60.6 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges—First Quarter 2010

During the first quarter of 2010, we recorded net benefits of $(1.1) associated with previously approved initiatives that are part of our 2005 Restructuring Program. We also incurred implementation costs of $0.4 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations, and recorded accelerated depreciation of $0.8 associated with our initiatives to realign certain distribution operations, resulting in total costs to implement during the first quarter of 2010 of $0.1. These costs to implement were recorded in selling, general and administrative expenses.

Restructuring Charges—First Quarter 2009

During the first quarter of 2009, we recorded net benefits of $(1.8) associated with previously approved initiatives that are part of our 2005 Restructuring Program. We also incurred implementation costs of $4.4 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations, and recorded accelerated depreciation of $1.9 associated with our initiatives to realign certain distribution operations, resulting in total costs to implement during the first quarter of 2009 of $4.5. These costs to implement were recorded in selling, general and administrative expenses.

The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

Employee- Related Costs
Balance December 31, 2009	$42.9
2010 Charges	.6
Adjustments	(1.7)
Cash payments	(10.4)
Non-cash write-offs	—
Foreign exchange	(1.0)

Balance March 31, 2010	$30.4

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program that began in the fourth quarter of 2005, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$348.3	$10.8	$7.2	$11.6	$8.6	$386.5
Charges to be incurred on approved initiatives	4.9	—	—	—	—	4.9

Total expected charges	$353.2	$10.8	$7.2	$11.6	$8.6	$391.4

The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	1.9	(1.1)	1.7	19.0	.6	—	(3.0)	19.1
2009	1.4	(.1)	(.7)	(4.4)	11.6	(.2)	(2.9)	4.7
2010	.5	(.1)	—	—	—	(1.0)	(.5)	(1.1)

Charges recorded to date	$56.8	$74.4	$13.6	$136.5	$56.9	$6.4	$41.9	$386.5
Charges to be incurred on approved initiatives	4.4	.5	—	—	—	—	—	4.9

Total expected charges	$61.2	$74.9	$13.6	$136.5	$56.9	$6.4	$41.9	$391.4

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

We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $400 before taxes over the next several years, with implementation that began in 2009 and to be completed by 2012-2013. We have recorded total costs to implement, net of adjustments, of $156.4 ($5.1 in the first three months of 2010, and $151.3 in 2009), for actions associated with our restructuring initiatives.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Restructuring Charges—First Quarter 2010

During the first quarter of 2010, we recorded total costs to implement of $5.1 associated with approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•	net benefits of $(3.2) primarily for adjustments to the reserves for employee-related costs, including severance;

•

implementation costs of $5.6 for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $2.7 associated with our initiatives to realign some distribution operations and close some manufacturing operations.

Of the total costs to implement, $2.6 was recorded in selling, general and administrative expenses and $2.5 was recorded in cost of sales for 2010.

Restructuring Charges—First Quarter 2009

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

The liability balances for the initiatives under the 2009 Restructuring Program are shown below.

Employee- Related Costs
Balance December 31, 2009	$106.3
2010 Charges	.9
Adjustments	(4.1)
Cash payments	(1.8)
Non-cash write-offs	—
Foreign exchange	(3.3)

Balance March 31, 2010	$98.0

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2009 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Contract Terminations	Total
Charges incurred to date	$122.8	$—	$122.8
Charges to be incurred on approved initiatives	12.9	17.8	30.7

Total expected charges	$135.7	$17.8	$153.5

The charges of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
Charges recorded to date	$17.7	$27.0	$25.0	$29.5	$7.3	$2.1	$14.2	$122.8
Charges to be incurred on approved initiatives	4.8	10.9	3.8	1.7	.8	.2	8.5	30.7

Total expected charges on approved initiatives	$22.5	$37.9	$28.8	$31.2	$8.1	$2.3	$22.7	$153.5

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

10. GOODWILL AND INTANGIBLE ASSETS

In March 2010, we acquired Liz Earle Beauty Co. Limited. The acquired business is included in our Western Europe, Middle East & Africa operating segment. The preliminary purchase price allocation resulted in goodwill of $80.2, trademarks of $74 and customer relationships of $18.5 with a 9-year useful life.

Goodwill

	Latin America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Total
Balance at December 31, 2009	$94.9	$8.9	$33.9	$11.9	$75.2	$224.8
Acquisitions	—	—	80.2	—	—	80.2
Foreign exchange	17.6	—	(.9)	(.1)	—	16.6

Balance at March 31, 2010	$112.5	$8.9	$113.2	$11.8	$75.2	$321.6

Intangible assets

	March 31, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$62.3	$(35.9)	$38.5	$(31.0)
Licensing agreements	49.7	(44.4)	42.3	(37.5)
Noncompete agreements	8.1	(6.6)	7.4	(5.9)
Trademarks	80.6	(.2)	—	—

Total	$200.7	$(87.1)	$88.2	$(74.4)

Estimated Amortization Expense:

2010	$6.7
2011	6.7
2012	6.7
2013	4.5
2014	3.7

Aggregate amortization expense during the three months ended March 31, 2010 and 2009 was $0.8 and $3.6 respectively.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

11. FAIR VALUE

We adopted the fair value measurement provisions required by the Fair Value Measurements and Disclosures Topic of the Codification as of January 1, 2008, with the exception of the application of the provisions to non-recurring, nonfinancial assets and liabilities, which was adopted as of January 1, 2009 with no impact. The adoption of the fair value measurement provisions did not have a material impact on our fair value measurements. The fair value measurement provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value measurement provisions established a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on our own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.0	—	$2.0
Interest-rate swap agreements	—	$63.9	63.9
Foreign exchange forward contracts	—	1.7	1.7

Total	$2.0	$65.6	$67.6

Liabilities:
Interest-rate swap agreements	—	$11.8	$11.8
Foreign exchange forward contracts	—	7.0	7.0

Total	—	$18.8	$18.8

Fair Value of Financial Instruments

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2010 and December 31, 2009, respectively, consisted of the following:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,122.9	$1,122.9	$1,311.6	$1,311.6
Available-for-sale securities	2.0	2.0	1.9	1.9
Grantor trust cash and cash equivalents	6.4	6.4	7.6	7.6
Short term investments	19.5	19.5	26.8	26.8
Debt maturing within one year	770.2	770.2	138.1	138.1
Long-term debt, net of related discount or premium	1,828.3	1,857.0	2,307.8	2,441.0
Foreign exchange forward contracts	(5.3)	(5.3)	(2.9)	(2.9)
Interest-rate swap agreements	52.1	52.1	43.9	43.9

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The methods and assumptions used to estimate fair value are as follows:

Cash and cash equivalents, Grantor trust cash and cash equivalents and Short term investments – Given the short term nature of these financial instruments, the stated cost approximates fair value.

Available-for-sale securities—The fair values of these investments were the quoted market prices for issues listed on securities exchanges.

Debt maturing within one year and long-term debt—The fair values of all debt and other financing were determined based on quoted market prices.

Foreign exchange forward contracts—The fair values of forward contracts were based on quoted forward foreign exchange prices at the reporting date.

Interest-rate swap agreements—The fair values of interest-rate swap agreements were estimated based on LIBOR yield curves at the reporting date.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2010:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$53.6	Other Liabilities	$1.5
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	—

Total derivatives designated as hedges		$53.6		$1.5

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$10.3	Other Liabilities	$10.3
Foreign exchange forward contracts	Prepaid expenses and other	1.7	Accounts Payable	7.0

Total derivatives not designated as hedges		$12.0		$17.3

Total derivatives		$65.6		$18.8

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

Interest Rate Risk

We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. These agreements are designated as fair value hedges. At March 31, 2010, we held interest-rate swap agreements that effectively converted approximately 76% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2010, was approximately 84%.

At March 31, 2010, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,875. During the three months ended March 31, 2010, we recorded a net gain of $17.7 in

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt. During the three months ended March 31, 2009, we recorded a net loss of $3.1 in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At March 31, 2010, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. During the three months ended March 31, 2010 and March 31, 2009, we recorded a net loss of $0 and $1.3 in other expense, net associated with these undesignated interest-rate swap agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2010, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $348 for the euro, the Hungarian forint, the Peruvian new sol, the Czech Republic koruna, the British pound, the Romanian leu, the Australian dollar and the New Zealand dollar.

We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three months ended March 31, 2010 and 2009, we recorded a gain of $0.4 and a loss of 13.4, respectively, in other expense, net related to these undesignated foreign exchange forward contracts.

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

During the first quarter of 2010, revenues increased 14%, impacted by favorable foreign exchange and growth in Active Representatives. Constant $ revenues increased 8%, with increases in all regions except North America and China. Sales from products in the Beauty category increased 14%, partially due to favorable foreign exchange. On a Constant $ basis, sales of products in the Beauty category increased 7% due to a 3% increase in units and 4% increase in net per unit. Active Representatives increased 6%. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During the first quarter of 2010, our operating margin was negatively impacted by the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis. As a result of using the historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, first quarter of 2010 operating profit was negatively impacted by $39.4 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. We expect an additional negative impact of approximately $42 to 2010 operating profit and net income, primarily during the second quarter, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. See discussion of Venezuela within the “Segment Review—Latin America” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

In addition to the negative impact to operating margin discussed above, as a result of the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis, we also recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. See discussion of Venezuela within the “Segment Review—Latin America” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Our strategic initiatives include advertising and representative value proposition (“RVP”) investments, the product line simplification program (“PLS”), Strategic Sourcing Initiative (“SSI”), enterprise resource planning system, zero-overhead-growth philosophy and sales and operation planning process. We are also implementing restructuring initiatives under our 2005 and 2009 Restructuring Programs. For a description of our key strategic initiatives, please refer to Item 7 of our 2009 Annual Report on Form 10-K (“2009 Form 10-K”). With regards to our four major initiatives, SSI, PLS and the two restructuring programs, we remain on track with our expectations included in the 2009 Form 10-K. See Note 9, Restructuring Initiatives, of the Notes to Consolidated Financial Statements for more information on our restructuring programs.

We believe that our operating cash flow and global cash balances of approximately $1.1 billion, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to continue our focus on long-term sustainable, profitable growth. We are also focused on innovating our direct selling channel through technological and service model enhancements for our Representatives and assessing new product category opportunities. We also continue to offer an increased assortment of “smart value” products, which are quality products at affordable price points, and promote our Representative earnings opportunity to a wider audience.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

NEW ACCOUNTING STANDARDS

Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars. We refer to these adjusted growth rates as Constant $ growth, which is a non-GAAP financial measure. We believe this measure provides investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.

We present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin and effective tax rate on a non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a non-GAAP basis. We have provided a quantitative reconciliation of the difference between the non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. These non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company uses the non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period to period basis, the impacts of 1) costs to implement (“CTI”) restructuring initiatives and 2) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency (“Venezuelan special items”). The Venezuelan special items include the impact on the Statement of Income caused by the devaluation of the Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and nonmonetary assets, such as inventory and prepaid expenses. For nonmonetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. See Note 9, Restructuring Initiatives and the Latin America segment review below for more information on these items.

Consolidated

			Favorable
			(Unfavorable)
			%/Point
	2010	2009	Change
Total revenue	$2,490.4	$2,186.9	14%

Cost of sales	948.4	811.2	(17)%
Selling, general and administrative expenses	1,349.2	1,207.3	(12)%

Operating profit	192.8	168.4	14%

Interest expense	21.8	24.8	12%
Interest income	4.9	7.3	(33)%
Other expense, net	48.2	4.2	*

Net income attributable to Avon	42.5	117.3	(64)%

Diluted earnings per share	.10	.27	(63)%
Advertising expenses (1)	96.3	78.2	(23)%

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Gross margin	61.9%	62.9%	(1.0)
CTI restructuring	.1	—	.1
Venezuelan special items	1.2	—	1.2
Adjusted Non-GAAP gross margin	63.2%	62.9%	.3

Selling, general and administrative expenses as a % of total revenue	54.2%	55.2%	1.0
CTI restructuring	(.1)	(.7)	(.6)
Venezuelan special items	(.4)	—	.4
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	53.7%	54.5%	.8

Operating profit	$192.8	$168.4	14%
CTI restructuring	5.2	14.5
Venezuelan special items	39.4	—
Adjusted Non-GAAP operating profit	$237.4	$182.9	30%

Operating margin	7.7%	7.7%	—
CTI restructuring	.2	.7	(.5)
Venezuelan special items	1.6	—	1.6
Adjusted Non-GAAP operating margin	9.5%	8.4%	1.1

Effective tax rate	66.1%	19.9%	(46.2)
CTI restructuring	.1	1.1	1.0
Venezuelan special items	(32.4)	—	32.4
Adjusted Non-GAAP effective tax rate	33.8%	21.0%	(12.8)

Units sold			4%
Active Representatives			6%

*	- calculation not meaningful
(1)	Advertising expenses are included within selling, general and administrative expenses.

Revenue

Total revenue increased 14% in the first quarter of 2010 with favorable foreign exchange contributing 6 percentage points to the revenue increase. Constant $ revenue increased 8%, with increases in all regions except North America and China. Active Representatives increased 6%.

On a category basis, the increase in revenue was primarily driven by an increase of 14% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, color cosmetics increased 23%, fragrance increased 21%, personal care increased 11% and skincare increased 1%. Fashion sales increased 13% and Home sales increased 16%. On a Constant $ basis, the Beauty category increased 7%. Within the Beauty category, Constant $ sales of color cosmetics increased 14%, fragrance increased 14%, personal care increased 4% and skincare decreased 5%. Constant $ sales of Fashion and Home increased 9% and 12%, respectively. The increase in sales of Fashion and Home was partially driven by the introduction of these categories in Central and Eastern Europe.

Gross Margin

Gross margin decreased 100 basis points in the first quarter of 2010 due to the negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America segment review below. Excluding the impact of the Venezuelan special items, gross margin improved, reflecting benefits from strong manufacturing productivity gains, which include benefits from SSI and strategic price increases, partially offset by the unfavorable impact of transaction foreign exchange.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $141.9 in the first quarter of 2010, primarily due to higher advertising costs, significant professional and related fees associated with the FCPA matters described in Note 5 to the consolidated financial statements included herein and the Venezuelan special items, partially offset by lower CTI from our restructuring initiatives. Excluding the impact of restructuring and the Venezuelan special items, as a percentage of revenue, selling, general and administrative expenses decreased by 80 basis points due to lower distribution and brochure costs. We invested approximately $4 incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program and internet enablement.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense decreased for the first quarter of 2010, primarily due to lower debt levels and interest rates. At March 31, 2010, we held interest-rate swap agreements that effectively converted approximately 76% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased in the first quarter of 2010, primarily due to lower interest rates.

Other expense, net increased during the first quarter of 2010, due to a $46.1 negative impact from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting discussed further within the Latin America segment review.

Effective Tax Rate

The effective tax rate for the first quarter of 2010 was 66.1%, compared to 19.9% for the first quarter of 2009. The 2010 tax rate was negatively impacted by 32.4 points due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America segment review. The 2009 tax rate includes a one-time tax benefit of 15.4 points resulting from a reduction in a foreign tax liability, partially offset by a higher tax cost associated with the repatriation of 2009 earnings.

Segment Review

Latin America

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$971.7	$794.0	22%	14%
Operating profit	88.0	88.2	—	24%
CTI restructuring	2.3	3.7
Venezuelan special items	39.4	—
Adjusted Non-GAAP operating profit	$129.7	$91.9	41	22%

Operating margin	9.1%	11.1%	(2.0)	1.0
CTI restructuring	.2	.5	(.3)	(.2)
Venezuelan special items	4.0	—	4.0	—
Adjusted Non-GAAP operating margin	13.3%	11.6%	1.7	.8

Units sold				4%
Active Representatives				7%

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Total revenue in the first quarter of 2010 increased due to growth in Active Representatives, driven by continued investments in RVP, a higher average order and favorable foreign exchange. Revenue grew 44% in Brazil and 15% in Mexico. The impact of unfavorable foreign exchange rates drove revenue declines of 30% in Venezuela. The results of our Venezuela operations are discussed in more detail below. Constant $ revenue in the first quarter of 2010 benefited from continued growth in most markets, particularly from growth of 12% in Brazil, 2% in Mexico and 41% in Venezuela.

Constant $ revenue growth in Brazil was primarily driven by an increase in Active Representatives, as well as an increase in average order. Constant $ revenue growth in Mexico was driven by an increase in average order partially offset by a decrease in Active Representatives. Constant $ revenue growth in Venezuela reflected growth in Active Representatives as well as increased prices due to inflation.

Operating margin declined in Latin America due to the negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed further below. Excluding the impact of the Venezuela devaluation, operating margin improved due to pricing gains, as well as the benefit of higher revenues and fixed overhead expenses.

Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services. We expect most of the imports of our subsidiary in Venezuela (“Avon Venezuela”) to fall into the non-essential classification.

As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, we recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at historic dollar cost subsequent to the devaluation. Therefore, the historic dollar costs impact the income statement during 2010 at a disproportionate rate as they have not been devalued based on the new exchange rates. As a result of using the historic dollar cost basis of nonmonetary assets acquired prior to the devaluation, such as inventory, first quarter 2010 operating profit and net income were negatively impacted by $39.4 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. We expect an additional negative impact of approximately $42 to 2010 operating profit and net income, primarily during the second quarter, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30.

Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Unless official foreign exchange is made more readily available, the Company will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is less favorable than the official rate (the “parallel market”) at an exchange rate less favorable than the official rate. During the first quarter of 2010, the exchange rate in the parallel market generally averaged from 6 to 7 bolivars to the U.S. dollar, compared to the official rate of 4.30 bolivars to the U.S. dollar.

During the first quarter of 2010 costs associated with acquiring goods that required settlement in U.S. dollars through the parallel market in Venezuela, included within operating profit was approximately $24. The amounts reported within operating profit during the first quarter of 2009 were immaterial.

Although not material to the consolidated financial statements, at March 31, 2010, we had a net asset position of $184 associated with our operations in Venezuela, which included cash balances of approximately $71 translated at the March 31, 2010 official rate, of which approximately $61 was denominated in bolivars and approximately $10 was denominated in U.S. dollars. Additionally, during the first quarter of 2010, Avon Venezuela’s revenue and operating profit represented approximately 3% and (15)% of Avon’s consolidated revenue and Avon’s consolidated operating profit, respectively.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

North America

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$522.1	$532.8	(2)%	(3)%
Operating profit	43.7	22.5	94%	86%
CTI restructuring	4.3	5.3
Adjusted Non-GAAP operating profit	48.0	27.8	73%	67%

Operating margin	8.4%	4.2%	4.2	4.0
CTI restructuring	.8	1.0	(.2)	(.2)
Adjusted Non-GAAP operating margin	9.2%	5.2%	4.0	3.8

Units sold				—%
Active Representatives				2%

North America consists largely of the U.S. business.

Total revenue in the first quarter of 2010 decreased due to a lower average order received from Representatives, which more than offset an increase in Active Representatives. Sales of non-Beauty products declined 6% in the first quarter of 2010. Sales of Beauty products increased 1% in the first quarter of 2010. The growth in Active Representatives during the first quarter of 2010 reflected our ongoing recruiting and training efforts.

The increase in North America operating margin during the first quarter of 2010 was primarily driven by improvements in gross margin caused by lower obsolescence and favorable pricing and mix. Additionally, efficiencies in distribution lowered our variable expenses as a percentage of revenue.

The first quarter of 2010 results may not be reflective of the remainder of the year and we expect our results to vary on a quarterly basis, as we focus on our recovery plan and transitioning our North America business, which includes optimizing our product portfolio and enhancing field fundamentals.

Central & Eastern Europe

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$410.3	$321.4	28%	16%
Operating profit	68.6	48.3	42%	32%
CTI restructuring	1.4	1.9
Adjusted Non-GAAP operating profit	70.0	50.2	39%	30%

Operating margin	16.7%	15.0%	1.7	2.0
CTI restructuring	.4	.6	(.2)	(.2)
Adjusted Non-GAAP operating margin	17.1%	15.6%	1.5	1.8

Units sold				12%
Active Representatives				12%

Total revenue increased in the first quarter of 2010 as a result of favorable foreign exchange, growth in Active Representatives and a higher average order. The revenue growth in the region was primarily driven by growth of 37% in Russia, which partially benefited from favorable foreign exchange. Constant $ revenue in Russia increased by 20% in the first quarter of 2010 due to strong growth in Active Representatives and a higher average order. The region benefited from continued investments in RVP and advertising.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

The increase in operating margin was primarily driven by the benefit of higher revenues with fixed overhead expenses and similar level of investment in advertising as in the prior year as well as lower brochure costs. Partially offsetting these benefits to operating margin was lower gross margin from increased product costs.

Western Europe, Middle East & Africa

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$299.7	$243.2	23%	14%
Operating profit	22.2	6.0	270%	170%
CTI restructuring	(1.3)	.5
Adjusted Non-GAAP operating profit	20.9	6.5	222%	141%

Operating margin	7.4%	2.5%	4.9	4.5
CTI restructuring	(.4)	.2	(.6)	(.6)
Adjusted Non-GAAP operating margin	7.0%	2.7%	4.3	3.9

Units sold				15%
Active Representatives				17%

Total revenue increased during the first quarter of 2010 as a result of an increase in Active Representatives and favorable foreign exchange, partially offset by a lower average order. The impact of favorable foreign exchange rates drove revenue increases of 12% in the United Kingdom. Constant $ revenue in the United Kingdom increased by 2% in the first quarter of 2010 due to strong growth in Active Representatives, partially offset by a lower average order. Revenue growth in Turkey of 31% partially benefited from favorable foreign exchange. Constant $ revenue growth of 22% Turkey in the first quarter of 2010 was primarily attributable to strong growth in Active Representatives, driven by investments in RVP and Sales Leadership.

The increase in first-quarter 2010 operating margin was primarily driven by improved gross margin which benefited from lower inventory obsolescence and lower product costs. In addition, operating margin benefited from higher revenues on fixed overhead expenses, as well as the favorable impact of lower restructuring costs which benefited operating margin by approximately 60 basis points.

Asia Pacific

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$220.4	$199.6	10%	2%
Operating profit	26.4	15.2	74%	54%
CTI restructuring	.5	.9
Adjusted Non-GAAP operating profit	26.9	16.1	67%	49%

Operating margin	12.0%	7.6%	4.4	4.0
CTI restructuring	.2	.5	(.3)	(.2)
Adjusted Non-GAAP operating margin	12.2%	8.1%	4.1	3.8

Units sold				4%
Active Representatives				6%

Total revenue increased during the first quarter of 2010 due to favorable foreign exchange and growth in Active Representatives, partially offset by a lower average order. The region’s Constant $ revenue increase was primarily due to growth in the Philippines, offset by a decline in Japan. Revenue grew 19% in the Philippines, benefiting partially from favorable foreign exchange. Constant $ revenue in the Philippines increased by 16%, driven by growth in Active

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Representatives which was supported by RVP initiatives. Revenue in Japan decreased by 11%, during the first quarter of 2010. Constant $ revenue in Japan decreased by 14%, due to lower revenues from both direct mail and direct selling. We continue to see downward pressure on our results in Japan.

Operating margin increased in the first quarter of 2010, primarily due to improved gross margin, which benefited from lower inventory obsolescence and lower product costs, and the benefit of higher revenues and fixed overhead expenses. In addition, operating margin is benefiting from growth in markets that achieve higher than the region’s average margins.

China

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$66.2	$95.9	(31)%	(31)%
Operating profit	(10.1)	13.5	(175)%	(175)%
CTI restructuring	(1.0)	—
Adjusted Non-GAAP operating profit	(11.1)	13.5	(182)%	(182)%

Operating margin	(15.3)%	14.0%	(29.3)	(29.3)
CTI restructuring	(1.5)	—	(1.5)	(1.5)
Adjusted Non-GAAP operating margin	(16.8)%	14.0%	(30.8)	(30.8)

Units sold				(31)%
Active Representatives				(25)%

Total revenue decreased in the first quarter of 2010 due to significant revenue declines in both direct selling and Beauty Boutiques. The fundamental challenges in our complex hybrid business model, including conflicting needs of retail and direct selling, impacted both businesses, resulting in a 25% reduction in Active Representatives. We are transitioning away from our complex hybrid business model to one which focuses on direct selling and updating our service center model, including a realigned field compensation structure and recalibrated merchandising and campaign management strategies to support direct selling. This will position us to significantly expand our direct selling penetration and coverage. However, this transition may result in attrition in our Beauty Boutiques over time. The transition will continue to negatively impact our near-term outlook. We remain optimistic about our long-term revenue and operating profit opportunities.

The unfavorable change in first-quarter 2010 operating margin was primarily driven by significantly lower revenues.

For information concerning an internal investigation into our China operations, see Note 5 to the Consolidated Financial Statements included herein.

Global Expenses

	Three Months Ended March 31,
	2010	2009	% Change
Total Global expenses	$156.0	$126.8	23%
Allocated to segments	(110.0)	(101.5)	8%

Net Global expenses	$46.0	$25.3	82%

The increase in Net Global expenses was primarily attributable to significant professional and related fees associated with the FCPA matters described in Note 5 to the consolidated financial statements included herein. Professional and related fees are expected to continue during the course of this investigation. These costs were not allocated to the segments.

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

Cash Flows

Net Cash Provided (Used) by Operating Activities

Net cash provided by operating activities during the first quarter of 2010 was $77.8 higher than during the first quarter of 2009, primarily due to favorable working capital levels in accounts payable and inventories, partially offset by higher incentive compensation payments.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first quarter of 2010 was $194.1 higher than during the first quarter of 2009, primarily due to the acquisition of a beauty business in Western Europe. In addition during the first quarter of 2009, we redeemed certain corporate-owned life insurance policies.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $31.6 during the first quarter of 2010, compared unfavorably to cash provided by financing activities of $588.3 during the first quarter of 2009. Net cash provided by financing activities in 2009 included proceeds from a $850 debt issuance during the first quarter of 2009, which was partially offset by a repayment of commercial paper of $203.8.

We increased our dividend payments to $.22 per share in the first quarter of 2010 from $.21 per share in the same period of 2009.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). See our 2009 Form 10-K for more information on the credit facility. There were no borrowings under this credit facility as of March 31, 2010.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $150.0 outstanding under this program as of March 31, 2010.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

We use interest rate swaps, which effectively convert the fixed rate on the long-term debt to a floating interest rate, to manage our interest rate exposure. At March 31, 2010 and December 31, 2009, we held interest-rate swap agreements that effectively converted approximately 76% and 82%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2010 and December 31, 2009 was approximately 84% and 83%, respectively.

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

•

our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification program, sales and operation planning process, strategic sourcing initiative, outsourcing strategies, zero-overhead-growth philosophy, Internet platform and technology strategies, information technology and related system enhancements, and cash management, tax, foreign currency hedging and risk management strategies;

•

our ability to realize the anticipated benefits (including any projections concerning future revenue and operating margin increases) from our multi-year restructuring initiatives or other strategic initiatives on the time schedules or in the amounts that we expect, and our plans to invest these anticipated benefits ahead of future growth;

•	the possibility of business disruption in connection with our multi-year restructuring initiatives or other strategic initiatives;

•	our ability to realize sustainable growth from our investments in our brand and the direct-selling channel;

•	our ability to transition our business in North America, including optimizing our product portfolio and enhancing field fundamentals;

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

•

our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

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

•

any developments in or consequences of internal investigations and compliance reviews that we conduct, including the ongoing investigation and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews or related actions;

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

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

•

our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance the Representative and consumer experience and increase Representative productivity through investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct selling model;

•

the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in our material pending and future litigations or with respect to the legal status of Representatives;

•	our ratings and our access to financing and ability to secure financing at attractive rates; and

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations.

Additional information identifying such factors is contained in Item 1A of our 2009 Form 10-K for the year ended December 31, 2009. We undertake no obligation to update any such forward-looking statements.

Avon Products, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2009 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at March 31, 2010 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

(c) Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2010.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/10 – 1/31/10	3,573	(2)	$30.34	—	$1,819,809,000
2/1/10 – 2/28/10	20,128	(3)	32.17	1,140	1,819,774,000
3/1/10 – 3/31/10	318,749	(4)	31.23	—	1,819,774,000

Total	342,450		$31.28	1,140

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

(2)	Includes 3,573 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
(3)

Includes 1,140 share repurchases under our publicly announced program and 18,988 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4)	Includes 318,749 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: April 30, 2010	/s/ Stephen Ibbotson
Stephen Ibbotson
Group Vice President and Corporate Controller

Signed both on behalf of the registrant and as chief accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

10.1	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010)

10.2	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed