Form 10-Q
period 2010-06-30
AVON PRODUCTS INC
filed 2010-07-29
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock (par value $.25) outstanding at June 30, 2010 was 428,949,504

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
In millions, except per share data	2010	2009
Net sales	$2,644.8	$2,445.7
Other revenue	33.7	32.6

Total revenue	2,678.5	2,478.3
Costs, expenses and other:
Cost of sales	977.0	934.3
Selling, general and administrative expenses	1,430.0	1,361.1

Operating profit	271.5	182.9

Interest expense	20.4	27.9
Interest income	(3.3)	(4.7)
Other expense (income), net	.1	(.2)

Total other expenses	17.2	23.0

Income before taxes	254.3	159.9
Income taxes	(85.1)	(75.3)

Net income	169.2	84.6
Net income attributable to noncontrolling interest	(1.6)	(1.7)

Net income attributable to Avon	$167.6	$82.9

Earnings per share:
Basic	$.39	$.19
Diluted	$.39	$.19

Cash dividends per common share	$.22	$.21

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
In millions, except per share data	2010	2009
Net sales	$5,103.5	$4,603.4
Other revenue	65.4	61.8

Total revenue	5,168.9	4,665.2
Costs, expenses and other:
Cost of sales	1,925.4	1,745.5
Selling, general and administrative expenses	2,779.2	2,568.4

Operating profit	464.3	351.3

Interest expense	42.2	52.7
Interest income	(8.2)	(12.0)
Other expense, net	48.3	4.0

Total other expenses	82.3	44.7

Income before taxes	382.0	306.6
Income taxes	(169.5)	(104.5)

Net income	212.5	202.1
Net income attributable to noncontrolling interest	(2.4)	(1.9)

Net income attributable to Avon	$210.1	$200.2

Earnings per share:
Basic	$.49	$.47
Diluted	$.48	$.46

Cash dividends per common share	$.44	$.42

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$984.1	$1,311.6
Accounts receivable, net	737.0	779.7
Inventories	1,095.8	1,067.5
Prepaid expenses and other	908.7	1,030.5

Total current assets	3,725.6	4,189.3

Property, plant and equipment, at cost	2,727.8	2,699.3
Less accumulated depreciation	(1,193.2)	(1,169.7)

	1,534.6	1,529.6
Other assets	1,465.0	1,113.8

Total assets	$6,725.2	$6,832.7

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$607.7	$138.1
Accounts payable	786.4	754.7
Accrued compensation	260.9	291.0
Other accrued liabilities	694.6	697.1
Sales and taxes other than income	216.0	259.2
Income taxes	86.8	134.7

Total current liabilities	2,652.4	2,274.8

Long-term debt	1,891.0	2,307.8
Employee benefit plans	563.9	588.9
Long-term income taxes	186.9	173.8
Other liabilities	119.9	174.8

Total liabilities	$5,414.1	$5,520.1

Contingencies (Note 5)

Shareholders’ Equity
Common stock	$186.4	$186.1
Additional paid-in capital	1,989.6	1,941.0
Retained earnings	4,404.7	4,383.9
Accumulated other comprehensive loss	(757.2)	(692.6)
Treasury stock, at cost	(4,556.3)	(4,545.8)

Total Avon shareholders’ equity	1,267.2	1,272.6

Noncontrolling interest	43.9	40.0

Total shareholders’ equity	$1,311.1	$1,312.6

Total liabilities and shareholders’ equity	$6,725.2	$6,832.7

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
In millions	2010	2009
Cash Flows from Operating Activities
Net income	$212.5	$202.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90.4	82.2
Provision for doubtful accounts	104.6	92.6
Provision for obsolescence	49.8	44.7
Share-based compensation	32.0	31.9
Deferred income taxes	(17.2)	(.1)
Charge for Venezuelan monetary assets and liabilities	46.1	—
Other	31.3	27.5
Changes in assets and liabilities:
Accounts receivable	(103.5)	(65.3)
Inventories	(111.3)	(102.4)
Prepaid expenses and other	(30.8)	(49.4)
Accounts payable and accrued liabilities	23.8	(65.3)
Income and other taxes	(77.1)	(89.2)
Noncurrent assets and liabilities	(9.5)	(33.9)

Net cash provided by operating activities	241.1	75.4

Cash Flows from Investing Activities
Capital expenditures	(139.5)	(108.1)
Disposal of assets	10.8	5.7
Purchases of investments	(.3)	(.7)
Proceeds from sale of investments	4.0	61.7
Acquisitions and other investing activities	(144.4)	5.8

Net cash used by investing activities	(269.4)	(35.6)

Cash Flows from Financing Activities*
Cash dividends	(189.5)	(183.6)
Debt, net (maturities of three months or less)	(36.7)	(501.6)
Proceeds from debt	19.8	884.7
Repayment of debt	(20.5)	(131.6)
Proceeds from exercise of stock options	15.4	.7
Excess tax benefit realized from share-based compensation	2.6	(1.6)
Repurchase of common stock	(10.8)	(6.2)

Net cash (used) provided by financing activities	(219.7)	60.8

Effect of exchange rate changes on cash and equivalents	(79.5)	15.7

Net (decrease) increase in cash and equivalents	(327.5)	116.3
Cash and equivalents at beginning of year	1,311.6	1,104.7

Cash and equivalents at end of period	$984.1	$1,221.0

*	Non-cash financing activities in 2010 and 2009 included the change in fair market value of interest-rate swap agreements of $82.8 and $(56.2), respectively.

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

We have reclassified some immaterial amounts in the consolidated financial statements and accompanying notes for comparative purposes. We reclassified $8.0 and $15.1 of fees from selling, general and administrative expenses to other revenue on the Consolidated Statements of Income for the three and six months ended June 30, 2009, respectively.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated into U.S. dollars from the respective subsidiary’s functional currency at period-end exchange rates for assets and liabilities and average exchange rates during the reporting period for income and expense accounts. The resulting translation adjustments are recorded within “accumulated other comprehensive loss” (“AOCI”). Gains or losses resulting from the impact of changes in foreign currency rates on assets and liabilities denominated in a currency other than the functional currency are recorded in “Other expense (income), net”.

For financial statements of Avon subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in “Other expense (income), net”. Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in “Income taxes” in the Consolidated Statement of Income. Nonmonetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are recorded in U.S. dollars at the historical rates at the time of acquisition of such assets or liabilities.

Venezuela Currency

Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for nonessential goods and services. We expect most of the imports of Avon Venezuela to fall into the nonessential classification. We use the nonessentials rate of 4.30 to remeasure our Bolivar denominated assets and liabilities into U.S. dollars at the reporting date, since this is the rate expected to be available for dividend remittances. We record a loss within operating profit when we believe we are going to convert these Bolivar denominated assets or settle our U.S. dollar denominated liabilities from sources where the exchange rate is less favorable than the official rate. We record a gain within operating profit when U.S. dollar denominated liabilities are settled at the essentials rate.

As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 million in “Other expense (income), net” and $12.7 million in “income taxes”.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

New Accounting Standards Implemented

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance on the consolidation of variable interest entities (“VIE”). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and 2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance are effective January 1, 2010 for Avon and did not have any impact on our financial statements.

2. EARNINGS PER SHARE AND SHARE REPURCHASES

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units which contain non-forfeitable rights to dividend equivalents.

(shares in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Components of Basic and Diluted Earnings per Share	2010	2009	2010	2009
Numerator:
Net income attributable to Avon	$167.6	$82.9	$210.1	$200.2
Less: Earnings allocated to participating securities	(1.2)	(.6)	(1.6)	(1.7)

Net income allocated to common shareholders	166.4	82.3	208.5	198.5
Denominator:
Basic EPS weighted-average shares outstanding	428.78	426.92	428.26	426.64
Dilutive effect of assumed conversion of stock options	2.51	1.30	2.69	0.61

Diluted EPS adjusted weighted-average shares outstanding	431.29	428.22	430.95	427.25

Earnings per Common Share:
Basic EPS	$.39	$.19	$.49	$.47
Diluted EPS	$.39	$.19	$.48	$.46

At June 30, 2010 and 2009, we did not include stock options to purchase 18.1 million shares and 21.1 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

We purchased approximately 0.4 million shares of Avon common stock for $10.8 during the first six months of 2010, as compared to approximately 0.3 million shares of Avon common stock for $6.2 during the first six months of 2009 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

3. INVENTORIES

Components of Inventories	June 30, 2010	December 31, 2009
Raw materials	$386.8	$335.9
Finished goods	709.0	731.6

Total	$1,095.8	$1,067.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$3.1	$2.8	$3.6	$3.8	$.7	$.9
Interest cost	7.9	10.8	9.6	10.1	1.9	2.8
Expected return on plan assets	(8.3)	(11.3)	(9.2)	(9.0)	(.6)	(.6)
Amortization of prior service credit	(.1)	(.1)	(.3)	(.2)	(4.3)	(1.5)
Amortization of actuarial losses	8.7	8.1	3.3	3.1	1.0	.7
Settlements/curtailments	—	1.5	—	11.6	—	—
Special termination changes	—	2.8	—	—	—	—

Net periodic benefit costs	$11.3	$14.6	$7.0	$19.4	$(1.3)	$2.3

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$6.3	$5.6	$7.3	$7.3	$1.4	$1.8
Interest cost	15.9	21.6	19.7	19.6	3.7	5.6
Expected return on plan assets	(16.7)	(22.6)	(18.8)	(17.6)	(1.2)	(1.2)
Amortization of prior service credit	(.2)	(.2)	(.6)	(.4)	(8.6)	(3.0)
Amortization of actuarial losses	17.6	16.2	6.8	6.0	2.0	1.4
Settlements/curtailments	—	1.5	—	12.3	—	—
Special termination changes	—	2.8	—	—	—	—

Net periodic benefit costs	$22.9	$24.9	$14.4	$27.2	$(2.7)	$4.6

We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute approximately $15 to $20 and $30 to $40 to our U.S. and non-U.S. pension plans, respectively, in 2010. As of June 30, 2010, we made approximately $11 and $7 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $4 to $9 and $23 to $33 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2010. Our funding requirements may be impacted by regulations or interpretations thereof.

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

Our appeals of the 2003 and 2004 assessments were granted in our favor in April and May 2010, respectively, at the second administrative level. These assessments, including penalties and accruing interest, amounted to approximately $531 at the exchange rate on June 30, 2010. These decisions at the second administrative level may be appealed to a third and last administrative level. We are currently awaiting decision at the first administrative level for the remaining 2002 assessment, which, including penalties and accruing interest, amounted to approximately $81 at the exchange rate on June 30, 2010. In the event that an assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods.

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

In July 2010, several derivative complaints were filed against certain present or former officers and directors of the Company that allege breach of fiduciary duty, and, in certain complaints, abuse of control, waste of corporate assets and/or unjust enrichment, relating to the Company’s compliance with the FCPA. The relief sought in one or more of the derivative complaints includes certain declaratory and equitable relief, restitution, unspecified damages, exemplary damages and interest. The Company is named as a nominal defendant. These actions include Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Murray C. White, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CV-5560); and County of York Employees Retirement Plan, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651065/2010). We are unable to predict the outcome of these matters.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2010, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Comprehensive Income	2010	2009	2010	2009
Net income	$169.2	$84.6	$212.5	$202.1
Foreign currency translation adjustments	(80.4)	185.8	(78.1)	76.0
Change in unrealized gains from available-for-sale securities	.2	(.1)	.1	(.1)
Change in derivative losses on cash flow hedges	1.0	3.4	2.0	4.4
Adjustment for amortization of net actuarial loss, prior service cost or credit, and transition obligation, net of taxes	5.2	18.5	11.4	25.5

Comprehensive income	$95.2	$292.2	$147.9	$307.9

Less: comprehensive income attributable to noncontrolling interest	(2.7)	2.8	(3.9)	.3

Comprehensive income attributable to Avon	$92.5	$295.0	$144.0	$308.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,
	2010		2009
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,136.4	$140.6	$977.0	$133.9
North America	546.4	36.2	578.6	25.1
Central & Eastern Europe	355.9	79.6	324.4	19.4
Western Europe, Middle East & Africa	352.7	59.4	299.9	13.1
Asia Pacific	226.4	25.6	208.8	11.5
China	60.7	(2.2)	89.6	7.1

Total from operations	2,678.5	339.2	2,478.3	210.1
Global and other	—	(67.7)	—	(27.2)

Total	$2,678.5	$271.5	$2,478.3	$182.9

	Six Months Ended June,
	2010		2009
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$2,108.1	$228.6	$1,771.0	$222.1
North America	1,068.5	79.9	1,111.4	47.6
Central & Eastern Europe	766.2	148.2	645.8	67.7
Western Europe, Middle East & Africa	652.4	81.6	543.1	19.1
Asia Pacific	446.8	52.0	408.4	26.7
China	126.9	(12.3)	185.5	20.6

Total from operations	5,168.9	578.0	4,665.2	403.8
Global and other	—	(113.7)	—	(52.5)

Total	$5,168.9	$464.3	$4,665.2	$351.3

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beauty(1)	$1,919.4	$1,761.9	$3,697.2	$3,321.6
Fashion(2)	448.3	427.9	888.5	818.0
Home(3)	277.1	255.9	517.8	463.8

Net sales	2,644.8	2,445.7	5,103.5	4,603.4
Other revenue(4)	33.7	32.6	65.4	61.8

Total revenue	$2,678.5	$2,478.3	$5,168.9	$4,665.2

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear and accessories.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and children’s and nutritional products.
(4)	Other revenue primarily includes shipping and handling fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

At June 30, 2010 and December 31, 2009, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2010	December 31, 2009
Deferred tax assets	$278.2	$303.2
Receivables other than trade	190.2	143.3
Prepaid taxes and tax refunds receivable	190.9	296.9
Prepaid brochure costs, paper and other literature	125.0	122.8
Short-term investments	16.7	26.8
Property, plant and equipment held for sale	8.2	8.2
Deferred charge	—	36.9
Other	99.5	92.4

Prepaid expenses and other	$908.7	$1,030.5

At June 30, 2010 and December 31, 2009, other assets included the following:

Components of Other Assets	June 30, 2010	December 31, 2009
Deferred tax assets	$559.2	$527.3
Goodwill (Note 10)	360.7	224.8
Intangible assets (Note 10)	55.1	13.8
Investments	48.3	49.8
Deferred software	121.9	112.0
Interest-rate swap agreements (Note 11 and 12)	140.5	54.9
Other	179.3	131.2

Other assets	$1,465.0	$1,113.8

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $526.0 ($1.7 in the first six months of 2010, $20.1 in 2009, $60.6 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges – First and Second Quarters of 2010

During the three and six months ended June 30, 2010, we recorded total costs to implement associated with previously approved initiatives that are part of our 2005 Restructuring Program of $1.6 and $1.7, respectively, and the costs consisted of the following:

•	net benefits of $(2.0) and $(3.1), respectively, primarily for adjustments to the reserves for employee-related costs;

•

implementation costs of $3.1 and $3.5, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $.5 and $1.3, respectively, associated with our initiatives to realign certain distribution operations.

The total costs to implement were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2010, respectively.

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

The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

Employee- Related Costs
Balance December 31, 2009	$42.9
2010 Charges	1.3
Adjustments	(4.4)
Cash payments	(13.4)
Non-cash write-offs	—
Foreign exchange	(1.4)

Balance June 30, 2010	$25.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$346.3	$10.8	$7.2	$11.6	$8.6	$384.5
Charges to be incurred on approved initiatives	4.4	—	—	—	—	4.4

Total expected charges	$350.7	$10.8	$7.2	$11.6	$8.6	$388.9

The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	1.9	(1.1)	1.7	19.0	.6	—	(3.0)	19.1
2009	1.4	(.1)	(.7)	(4.4)	11.6	(.2)	(2.9)	4.7
First Quarter 2010	.5	(.1)	—	—	—	(1.0)	(.5)	(1.1)
Second Quarter 2010	.6	(.1)	.3	(2.0)	(.8)	—	—	(2.0)

Charges recorded to date	$57.4	$74.3	$13.9	$134.5	$56.1	$6.4	$41.9	$384.5
Charges to be incurred on approved initiatives	4.0	.4	—	—	—	—	—	4.4

Total expected charges	$61.4	$74.7	$13.9	$134.5	$56.1	$6.4	$41.9	$388.9

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

We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $400 before taxes over the next several years, with implementation beginning in 2009 and expected to be completed by 2012-2013. We have recorded total costs to implement, net of adjustments, of $165.4 ($14.1 in the first six months of 2010, and $151.3 in 2009) for actions associated with our restructuring initiatives.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

Restructuring Charges – First and Second Quarters of 2010

During the three and six months ended June 30, 2010, we recorded total costs to implement of 9.0 and $14.1, respectively, associated with approved initiatives that are part of our 2009 Restructuring Program of $9.0 and $14.1, respectively, and the costs consisted of the following:

•	net charges of $4.2 and $1.0, respectively, primarily for employee-related costs, including severance;

•

implementation costs of $2.2 and $7.8, respectively, for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $2.6 and $5.3, respectively, associated with our initiatives to realign some distribution operations and close some manufacturing operations.

Of the total costs to implement, $6.8 and $9.4 were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2010, respectively, and $2.2 and $4.7 were recorded in cost of sales for the three and six months ended June 30, 2010, respectively.

Restructuring Charges – First and Second Quarters 2009

During the three and six months ended June 30, 2009, we recorded total costs to implement associated with approved initiatives that are part of our 2009 Restructuring Program of $76.9 and $86.9, respectively, and the costs consisted of the following:

•	net charges of $67.3 and $74.4, respectively, for employee-related costs; and

•

implementation costs of $9.6 and $12.5, respectively, for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities.

The liability balances for the initiatives under the 2009 Restructuring Program are shown below:

Employee- Related Costs
Balance December 31, 2009	$106.3
2010 Charges	5.1
Adjustments	(4.1)
Cash payments	(14.2)
Non-cash write-offs	—
Foreign exchange	(5.7)

Balance June 30, 2010	$87.4

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2009 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Contract Terminations	Total
Charges incurred to date	$126.5	$.5	$127.0
Charges to be incurred on approved initiatives	10.5	17.0	27.5

Total expected charges	$137.0	$17.5	$154.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

The charges of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2009	$17.8	$26.8	$25.8	$31.8	$6.8	$2.1	$14.9	$126.0
First quarter 2010	(.1)	.2	(.8)	(2.3)	.5	—	(.7)	(3.2)
Second quarter 2010	1.2	3.3	—	(.7)	.4	—	—	4.2

Charges recorded to date	$18.9	$30.3	$25.0	$28.8	$7.7	$2.1	$14.2	$127.0
Charges to be incurred on approved initiatives	3.4	10.4	3.2	1.8	—	.2	8.5	27.5

Total expected charges on approved initiatives	$22.3	$40.7	$28.2	$30.6	$7.7	$2.3	$22.7	$154.5

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

10. GOODWILL AND INTANGIBLE ASSETS

In March 2010, we acquired Liz Earle Beauty Co. Limited. The acquired business is included in our Western Europe, Middle East & Africa operating segment. The preliminary purchase price allocation resulted in goodwill of $120.5, indefinite life trademarks of $22.8, licensing agreements of $8.7 and customer relationships of $4.7. The licensing agreements and customer relationships have a weighted average 8-year useful life.

Goodwill

	Latin America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Total
Balance at December 31, 2009	$94.9	$8.9	$33.9	$11.9	$75.2	$224.8
Acquisitions	—	—	120.5	—	—	120.5
Foreign exchange	18.4	(1.3)	(2.2)	.2	.3	15.4

Balance at June 30, 2010	$113.3	$7.6	$152.2	$12.1	$75.5	$360.7

Intangible assets

	June 30, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$48.8	$(37.3)	$38.5	$(31.0)
Licensing agreements	58.0	(44.6)	42.3	(37.5)
Noncompete agreements	8.1	(6.6)	7.4	(5.9)
Trademarks	29.4	(.7)	—	—

Total	$144.3	$(89.2)	$88.2	$(74.4)

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

Estimated Amortization Expense:
2010	$5.9
2011	6.3
2012	6.3
2013	4.1
2014	3.3

Aggregate amortization expense during the three and six months ended June 30, 2010, was $1.5 and $2.3, respectively, compared to $3.9 and $7.5 for the same periods of 2009.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.8	$—	$1.8
Interest-rate swap agreements	—	140.5	140.5
Foreign exchange forward contracts	—	6.8	6.8

Total	$1.8	$147.3	$149.1

Liabilities:
Interest-rate swap agreements	—	$10.4	$10.4
Foreign exchange forward contracts	—	4.1	4.1

Total	—	$14.5	$14.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

Fair Value of Financial Instruments

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2010 and December 31, 2009, respectively, consisted of the following:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$984.1	$984.1	$1,311.6	$1,311.6
Available-for-sale securities	1.8	1.8	1.9	1.9
Grantor trust cash and cash equivalents	2.8	2.8	7.6	7.6
Short term investments	16.7	16.7	26.8	26.8
Debt maturing within one year	607.7	607.7	138.1	138.1
Long-term debt, net of related discount or premium	1,891.0	1,919.9	2,307.8	2,441.0
Foreign exchange forward contracts	2.7	2.7	(2.9)	(2.9)
Interest-rate swap agreements	130.1	130.1	43.9	43.9

The methods and assumptions used to estimate fair value are as follows:

Cash and cash equivalents, Grantor trust cash and cash equivalents and Short term investments – Given the short term nature of these financial instruments, the stated cost approximates fair value.

Available-for-sale securities - The fair values of these investments were the quoted market prices for issues listed on securities exchanges.

Debt maturing within one year and long-term debt - The fair values of all debt and other financing were determined based on quoted market prices of similar long-term debt.

Foreign exchange forward contracts - The fair values of forward contracts were based on quoted forward foreign exchange prices at the reporting date.

Interest-rate swap agreements - The fair values of interest-rate swap agreements were estimated based on LIBOR yield curves at the reporting date.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2010:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$130.2	Other Liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	—

Total derivatives designated as hedges		$130.2		$—

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$10.3	Other Liabilities	$10.4
Foreign exchange forward contracts	Prepaid expenses and other	6.8	Accounts Payable	4.1

Total derivatives not designated as hedges		$17.1		$14.5

Total derivatives		$147.3		$14.5

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

Interest Rate Risk

We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. These agreements are designated as fair value hedges. At June 30, 2010, we held interest-rate swap agreements that effectively converted approximately 96% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at June 30, 2010, was approximately 98%.

At June 30, 2010, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $2,225. During the three and six months ended June 30, 2010, we recorded a net gain of $65.2 and $82.8 in interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt. During the three and six months ended June 30, 2009, we recorded a net loss of $51.7 and $54.8 in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At June 30, 2010, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. During the three and six months ended June 30, 2010, we recorded a net loss of $.1 and $.1 in other expense, net associated with these undesignated interest-rate swap agreements. During the three and six months ended June 30, 2009, we recorded a net loss of $.1 and $1.4 in other expense, net associated with these undesignated interest-rate swap agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2010, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $232.1 for the euro, the Hungarian forint, the Peruvian new sol, the Czech Republic koruna, the British pound, the Romanian leu, the Australian dollar and the New Zealand dollar.

We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and six months ended June 30, 2010, we recorded a loss of $11.7 and $12.1, respectively, in other expense, net related to these undesignated foreign exchange forward contracts which offset gains on the intercompany loans caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2009, we recorded a gain of $15.4 and $2.0, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2009 we recorded a loss of $14.9 and gain of $.4, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

13. SUBSEQUENT EVENT

In July 2010, Avon entered into an agreement to purchase substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”) for approximately $650 in cash, plus a potential additional payment in early 2015 based on the achievement of earnings growth during the periods between 2012 through 2014. While there is no contractual minimum or maximum to this potential additional payment, we estimate that it could range from $50 to approximately $100. As of the date of this filing we cannot provide the amount of contingent consideration to be recorded as of the acquisition date as we have not yet completed a preliminary valuation for accounting purposes. The acquisition of Silpada, a direct seller, provides Avon with a complementary portfolio of jewelry products.

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

During the first half of 2010, revenues increased 11%, impacted by growth in Active Representatives and favorable foreign exchange. Constant $ revenues increased 7%. Sales from products in the Beauty category increased 11%, partially due to favorable foreign exchange. On a Constant $ basis, sales of products in the Beauty category increased 7% due to a 2% increase in units and 5% increase in net per unit, despite the negative impact from China. Active Representatives increased 5%, despite the negative impact from China. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During the first half of 2010, our operating margin was negatively impacted by the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis. As a result of using the historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, during the first half of 2010 operating profit was negatively impacted by $73.2 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. We expect an additional negative impact of approximately $8 to 2010 operating profit and net income, primarily during the third quarter, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30.

In addition to the negative impact to operating margin discussed above, as a result of the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis, during the first quarter we also recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. See discussion of Venezuela within the “Segment Review - Latin America” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

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

We believe that our operating cash flow and global cash balances of approximately $1.0 billion, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to continue our focus on long-term sustainable, profitable growth. We are also focused on innovating our direct selling channel through technological and service model enhancements for our Representatives and assessing new product category opportunities. We also continue to offer an increased assortment of “smart value” products, which are quality products at affordable price points, and promote our Representative earnings opportunity to a wider audience.

On July 9, 2010, we, together with certain of our wholly-owned subsidiaries, entered into an agreement to purchase substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), a direct seller of jewelry products, primarily in North America, for aggregate cash consideration of approximately $650. Pursuant to the terms of the agreement, we may be required to pay additional consideration in 2015 if Silpada’s North America business achieves specific earnings targets. We completed this transaction at the end of July 2010.

NEW ACCOUNTING STANDARDS

Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2009

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

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Favorable (Unfavorable) %/Point Change	2010	2009	Favorable (Unfavorable) %/Point Change
Total revenue	$2,678.5	$2,478.3	8%	$5,168.9	$4,665.2	11%

Cost of sales	977.0	934.3	(5)%	1,925.4	1,745.5	(10)%
Selling, general and administrative expenses	1,430.0	1,361.1	(5)%	2,779.2	2,568.4	(8)%

Operating profit	271.5	182.9	48%	464.3	351.3	32%

Interest expense	20.4	27.9	27%	42.2	52.7	20%
Interest income	(3.3)	(4.7)	(30)%	(8.2)	(12.0)	(32)%
Other expense, net	.1	(.2)	*	48.3	4.0	*

Net income attributable to Avon	167.6	82.9	102%	210.1	200.2	5%

Diluted earnings per share	.39	.19	105%	.48	.46	4%
Advertising expenses (1)	97.3	81.7	(19)%	193.6	159.6	(21)%

Gross margin	63.5%	62.3%	1.2	62.8%	62.6%	.2
CTI restructuring	.1	—	.1	.1	—	.1
Venezuelan special items	1.2	—	1.2	1.2	—	1.2
Adjusted Non-GAAP gross margin	64.9%	62.3%	2.6	64.1%	62.6%	1.5

Selling, general and administrative expenses as a % of total revenue	53.4%	54.9%	1.5	53.8%	55.1%	1.3
CTI restructuring	(.3)	(3.6)	(3.3)	(.2)	(2.2)	(2.0)
Venezuelan special items	—	—	—	(.2)	—	.2
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	53.1%	51.3%	(1.8)	53.4%	52.8%	(.6)

Operating profit	$271.5	$182.9	48%	$464.3	$351.3	32%
CTI restructuring	10.6	89.4		15.8	103.9
Venezuelan special items	33.8	—		73.2	—
Adjusted Non-GAAP operating profit	$315.9	$272.3	16%	$553.3	$455.2	22%

Operating margin	10.1%	7.4%	2.7	9.0%	7.5%	1.5
CTI restructuring	.4	3.6	(3.2)	.3	2.2	(1.9)
Venezuelan special items	1.3	—	1.3	1.4	—	1.4
Adjusted Non-GAAP operating margin	11.8%	11.0%	.8	10.7%	9.8%	.9

Effective tax rate	33.5%	47.1%	13.6	44.4%	34.1%	(10.3)
CTI restructuring	.1	(14.3)	(14.4)	.1	(5.9)	(6.0)
Venezuelan special items	(3.9)	—	3.9	(13.1)	—	13.1
Adjusted Non-GAAP effective tax rate	29.7%	32.8%	3.1	31.4%	28.2%	(3.2)

Units sold			1%			3%
Active Representatives			5%			5%

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Amounts in the table above may not necessarily sum because the computations are made independently.

* - calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

Revenue

Total revenue increased 8% in the three months ended June 30, 2010, with favorable foreign exchange contributing one percentage point to the revenue increase. Constant $ revenue increased 7%, with increases in all regions except North America and China. The acquisition of Liz Earle Beauty Co. Limited (“Liz Earle”), contributed approximately 50 basis points to revenue growth. Active Representatives increased 5%.

On a category basis, the increase in revenue for the three months ended June 30, 2010, was primarily driven by an increase of 9% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance increased 16%, color cosmetics increased 12%, skincare increased 4% and personal care increased 3%. Fashion sales increased 5% and Home sales increased 8%. On a Constant $ basis, the Beauty category increased 7%. Within the Beauty category, Constant $ sales of fragrance increased 15%, color cosmetics increased 9%, skincare increased 2% and personal care increased 1%. Skincare growth rates benefited from the Liz Earle acquisition. Constant $ sales of Fashion and Home increased 4% and 9%, respectively. The increase in sales of Fashion and Home was partially driven by the introduction of these categories in Central and Eastern Europe, offset by a decline in North America.

Total revenue increased 11% in the six months ended June 30, 2010, with favorable foreign exchange contributing 4 percentage points to the revenue increase. Constant $ revenue increased 7%. Active Representatives increased 5%.

On a category basis, the increase in revenue for the six months ended June 30, 2010, was primarily driven by an increase of 11% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance increased 18%, color cosmetics increased 17%, personal care increased 7% and skincare increased 2%. Fashion sales increased 9% and Home sales increased 12%. On a Constant $ basis, the Beauty category increased 7%. Within the Beauty category, Constant $ sales of fragrance increased 14%, color cosmetics increased 11%, personal care increased 3% and skincare decreased 1%. Constant $ sales of Fashion and Home increased 6% and 10%, respectively. The increase in sales of Fashion and Home was partially driven by the introduction of these categories in Central and Eastern Europe, offset by a decline in North America.

Gross Margin

Gross margin for the three and six months ended June 30, 2010, increased by 1.2 and .2 points, respectively. On a Non-GAAP basis, excluding the impact of the CTI restructuring and the Venezuelan special items, gross margin improved 2.6 and 1.5 points for the three and six months ended June 30, 2010, reflecting benefits from strong manufacturing productivity gains, which include benefits from SSI, and strategic price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2010, increased $68.9 and $210.8, respectively. The increase for both the three- and six-month periods is primarily due to higher advertising costs, significant professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein of approximately $24 (up approximately $15 from the three months ended June 30, 2009) and approximately $48 (up approximately $33 from the six months ended June 30, 2009) and higher volume related costs, such as distribution costs, partially offset by lower CTI from our restructuring initiatives. On a Non-GAAP basis, excluding the impact of CTI restructuring and the Venezuelan special items, as a percentage of revenue, selling, general and administrative expenses for the three and six months ended June 30, 2010, increased by 1.8 and .6 points, respectively, due to higher advertising costs and the significant professional and related fees associated with the FCPA matters. We invested approximately $22 and $26 for the three and six months ended June 30, 2010, incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program and internet enablement.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense for the three and six month ended June 30, 2010, decreased by 27% and 20%, respectively, due to lower debt levels and interest rates. At June 30, 2010, we held interest-rate swap agreements that effectively converted approximately 96% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased for the three and six months ended June 30, 2010, primarily due to lower interest rates.

Other expense, net for the six months ended June 30, 2010, increased due to a $46.1 negative impact from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting discussed further within the Latin America segment review.

Effective Tax Rate

The effective tax rates for the three and six months ended June 30, 2010, were 33.5% and 44.4%, respectively, compared to rates of 47.1% and 34.1% for the same periods of 2009. The effective tax rates for the three and six months ended June 30, 2010, were negatively impacted by 3.9 points and 13.1 points, respectively, due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America segment review, partially offset by higher tax benefits from audit settlements and statute expirations in both periods of 2010. The effective tax rates for the three and six months ended June 30, 2009, were negatively impacted by 13.3 points and 6.9 points, respectively, from the establishment of a valuation allowance against certain deferred tax assets as a result of restructuring activities. The effective tax rate for the six months ended June 30, 2009, also included a one-time tax benefit of 5.5 points resulting from a reduction in a foreign tax liability.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$1,136.4	$977.0	16%	15%	$2,108.1	$1,771.0	19%	15%
Operating profit	140.6	133.9	5%	20%	228.6	222.1	3%	22%
CTI restructuring	2.4	23.2			4.7	26.9
Venezuelan special items	33.8	—			73.2	—
Adjusted Non-GAAP operating profit	176.8	157.1	13%	5%	306.5	249.0	23%	12%

Operating margin	12.4%	13.7%	(1.3)	.7	10.8%	12.5%	(1.7)	.8
CTI restructuring	.2	2.4			.2	1.5
Venezuelan special items	3.0	—			3.5	—
Adjusted Non-GAAP operating margin	15.6%	16.1%	(.5)	(1.4)	14.5%	14.1%	.4	(.4)

Units sold				7%				5%
Active Representatives				8%				7%

Total revenue for the three- and six-month periods ended June 30, 2010, increased due to growth in Active Representatives, driven by continued investments in RVP, a higher average order and favorable foreign exchange. Revenue for the three months ended June 30, 2010, grew 33% in Brazil and 9% in Mexico, with benefits from favorable foreign exchange, while the impact of unfavorable foreign exchange drove a revenue decline of 27% in Venezuela for the three-month period of 2010. The results of our Venezuela operations are discussed in more detail below. Constant $ revenue for the three months ended June 30, 2010, benefited from continued growth in most markets, particularly from growth of 14% in Brazil, 3% in Mexico and 45% in Venezuela. During the six months ended June 30, 2010, revenue grew 38% in Brazil and 11% in Mexico, benefiting from favorable foreign exchange, while the impact of unfavorable foreign exchange drove a revenue decline of 28% in Venezuela. For the six months ended June 30, 2010, Constant $ revenue benefited from continued growth in most markets, particularly from growth of 13% in Brazil, 2% in Mexico and 43% in Venezuela.

Constant $ revenue growth for both the three- and six-month periods ended June 30, 2010, in Brazil was primarily driven by an increase in Active Representatives, as well as an increase in average order. Constant $ revenue growth in Mexico for both the three- and six-month periods ended June 30, 2010, was driven by an increase in average order. Constant $ revenue growth in Mexico for the six-month period ended June 30, 2010, was partially offset by a decrease in Active Representatives. Constant $ revenue growth for both the three- and six-month periods ended June 30, 2010, in Venezuela reflected a higher average order primarily due to increased prices due to inflation and a growth in Active Representatives.

Operating margin declined for both the three- and six-month periods ended June 30, 2010, in Latin America primarily due to the negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed further below. The decline in operating margins during the three- and six-month periods caused by the Venezuelan special items were partially offset by benefits of 2.2 points and 1.3 points, respectively, caused by lower CTI restructuring. On a Non-GAAP basis, excluding the Venezuelan special items and CTI restructuring, the decrease in operating margin during the three-month period of 2010 was primarily driven by higher advertising costs. On a Non-GAAP basis, the increase in operating margin during the six-month period of 2010 was primarily driven by improvements in gross margin caused by favorable pricing and mix.

Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for nonessential goods and services. We expect most of the imports of our subsidiary in Venezuela (“Avon Venezuela”) to fall into the nonessential classification.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

As a result of the change in the nonessentials official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter we recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at historic dollar cost subsequent to the devaluation. Therefore, the historic dollar costs impact the income statement during 2010 at a disproportionate rate as they have not been devalued based on the new exchange rates. As a result of using the historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, operating profit and net income for the three and six months ended June 30, 2010, were negatively impacted by $33.8 and $73.2, respectively, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. We expect an additional negative impact of approximately $8 to 2010 operating profit and net income, primarily during the third quarter, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new nonessentials official exchange rate of 4.30.

Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2003, Avon Venezuela had been obtaining their foreign currency needs beyond the amounts that could be obtained at official rates through non-government sources where the exchange rates were less favorable than the official rate (“parallel market”). In late May 2010, the Venezuelan government took control over the previously freely-traded parallel market. Trading in the parallel market was suspended for several weeks in May and June and reopened as a regulated (“SITME”) market in early June 2010. The government has imposed volume restrictions on trading activity, limiting an entity’s activity to a maximum of $0.35 per month. The current limit is below the monthly foreign exchange requirements of our Venezuelan operations and, unless these restrictions are modified, may have a negative impact on Avon Venezuela’s future operations. There is no assurance that the Company will be able to recover the higher cost of obtaining foreign currency in the SITME market as compared to the nonessentials official rate through operating activities, such as increased pricing or cost reductions in other areas.

At June 30, 2010, we had a net asset position of $148 associated with our operations in Venezuela, which included cash balances of approximately $83, of which approximately $80 was denominated in bolivars remeasured at the June 30, 2010, nonessentials official exchange rate and approximately $3 was denominated in U.S. dollars. Of the $148 net asset position, approximately $94 was associated with bolívar-denominated monetary net assets and deferred income taxes. Additionally, for the first half of 2010 Avon Venezuela’s revenue and operating profit represented approximately 3% and (12)% of Avon’s consolidated revenue and Avon’s consolidated operating profit, respectively. Avon Venezuela’s operating profit as a percentage of Avon’s consolidated operating profit was negatively impacted by 16 points due to the Venezuelan special items.

During the early part of the second quarter of 2010, the exchange rate in the parallel market included trades generally in the range from 6 to 8 Bolivars to the U.S. dollar, and the exchange rate in the SITME market ranged within 5 to 6 Bolivars to the U.S. Dollar during the time it was open in June. To illustrate our sensitivity to potential future changes in the nonessentials official exchange rate in Venezuela, if the nonessentials official exchange rate was further devalued as of June 30, 2010, to a rate of 5.8 Bolivars to the U.S. dollar, which was approximately the rate on June 30, 2010, in the SITME market, or an approximate 25% devaluation, our results would be negatively impacted as follows:

•

As a result of the use of a further devalued exchange rate for the remeasurement of Avon Venezuela’s revenues and profits, Avon’s annualized consolidated revenues would likely be negatively impacted by approximately 1% and annualized consolidated operating profit would likely be negatively impacted by approximately 1% prospectively, assuming no operational improvements occurred to offset the negative impact of a further devaluation.

•

Avon’s consolidated operating profit during the first twelve months following the devaluation in this example would likely be negatively impacted by approximately 3%, assuming no offsetting operational improvements. The larger negative impact on operating profit during the first twelve months as compared to the prospective impact is caused by costs of nonmonetary assets being carried at historic dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate.

•

We would likely incur an immediate charge of approximately $18 ($14 in “Other expenses, net” and $4 in “Income taxes”) associated with the $94 of Bolívar-denominated monetary net assets and deferred income taxes.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

During the three and six months ended June 30, 2010, costs associated with acquiring goods that required settlement in U.S. dollars through the parallel or SITME markets in Venezuela included within operating profit were approximately $22 and $46, respectively. The amounts reported within operating profit during the three and six months ended June 30, 2009, were approximately $7 and $16, respectively.

At June 30, 2010, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $125 for remittance of dividends and royalties to its parent company in the U.S. These requests had been periodically submitted between 2005 and 2009. Since these requests were made prior to the announcement of the devaluation of the currency in January of 2010, they are eligible for the essential exchange rate of 2.60 bolivars to the U.S. dollar.

North America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$546.4	$578.6	(6)%	(7)%	$1,068.5	$1,111.4	(4)%	(5)%
Operating profit	36.2	25.1	44%	35%	79.9	47.6	68%	59%
CTI restructuring	9.2	18.7			13.5	24.0
Adjusted Non-GAAP operating profit	45.4	43.8	4%	—	93.4	71.6	30%	26%

Operating margin	6.6%	4.3%	2.3	2.0	7.5%	4.3%	3.2	3.0
CTI restructuring	1.7	3.2			1.3	2.2
Adjusted Non-GAAP operating margin	8.3%	7.6%	.7	.5	8.7%	6.4%	2.3	2.2

Units sold				(6)%				(3)%
Active Representatives				(4)%				(1)%

North America consists largely of the U.S. business.

Total revenue for the three- and six-month periods ended June 30, 2010, decreased due to a lower average order received from Representatives and a decline in Active Representatives. The decline in Active Representatives for the three-month period ended June 30, 2010, was largely due to a decline in additions compared with last year’s record recruiting campaign, resulting in strong growth in Active Representatives during 2009 causing an unfavorable comparison in 2010. Sales of non-Beauty products decreased 9% and 7% for the three- and six-month periods ended June 30, 2010. Sales of Beauty products decreased 3% and 1% for the three- and six-month periods ended June 30, 2010.

During the three- and six-month periods ended June 30, 2010, operating margin benefited by 1.5 points and .9 points, respectively, due to lower CTI restructuring compared to the same period in the prior year. On a Non-GAAP basis, excluding CTI restructuring, the increase in North America operating margin during the three- and six-month periods ended June 30, 2010, was primarily driven by improvements in gross margin caused by favorable pricing and mix and manufacturing productivity gains, partially offset by the revenue decline.

The results for the three- and six-month periods ended June 30, 2010, may not be reflective of the remainder of the year and we expect our results to vary on a quarterly basis, as we focus on our recovery plan and transitioning our North America business, which includes optimizing our product portfolio and enhancing field fundamentals.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Central and Eastern Europe

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$355.9	$324.4	10%	7%	$766.2	$645.8	19%	12%
Operating profit	79.6	19.4	310%	254%	148.2	67.7	119%	100%
CTI restructuring	1.2	18.9			2.6	20.8
Adjusted Non-GAAP operating profit	80.8	38.3	111%	101%	150.8	88.5	70%	61%

Operating margin	22.4%	6.0%	16.4	15.8	19.3%	10.5%	8.8	8.7
CTI restructuring	.3	5.8			.3	3.2
Adjusted Non-GAAP operating margin	22.7%	11.8%	10.9	10.8	19.7%	13.7%	6.0	6.1

Units sold				1%				7%
Active Representatives				4%				8%

Total revenue for the three- and six-month periods ended June 30, 2010, increased as a result of growth in Active Representatives and a higher average order, as well as favorable foreign exchange. Active Representative results reflect a sequential deceleration of growth rates as the year-ago quarter benefited from a very strong incentive program. The revenue growth in the region for the three- and six-month periods was primarily driven by growth of 15% and 26% in Russia, which partially benefited from favorable foreign exchange. Constant $ revenue for the three- and six-month periods ended June 30, 2010, in Russia increased by 7% and 14% respectively due to a higher average order and growth in Active Representatives.

During the three- and six-month period ended June 30, 2010, operating margin benefited by 5.5 points and 2.9 points, respectively, due to lower CTI restructuring compared to the same period in the prior year. On a Non-GAAP basis, excluding CTI restructuring, the increase in operating margin during the three- and six-month periods of 2010 was primarily driven by the benefit of higher revenues with fixed overhead expenses as well as a shift in the timing of advertising. Operating margin for the three-month period of 2010 also benefited from improved gross margin, driven by favorable pricing and improved manufacturing productivity including the benefits of SSI.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Western Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$352.7	$299.9	18%	19%	$652.4	$543.1	20%	16%
Operating profit	59.4	13.1	353%	290%	81.6	19.1	327%	248%
CTI restructuring	(1.9)	14.4			(3.2)	14.9
Adjusted Non-GAAP operating profit	57.5	27.5	109%	103%	78.4	34.0	131%	112%

Operating margin	16.8%	4.4%	12.4	11.8	12.5%	3.5%	9.0	8.6
CTI restructuring	(.5)	4.8			(.5)	2.7
Adjusted Non-GAAP operating margin	16.3%	9.2%	7.1	6.9	12.0%	6.3%	5.7	5.6

Units sold				15%				15%
Active Representatives				12%				14%

Total revenue for the three- and six-month periods ended June 30, 2010, increased as a result of an increase in Active Representatives. The region’s revenue growth during 2010 was primarily due to significant growth in Turkey and South Africa, as well as the acquisition of Liz Earle Beauty Co. Limited, which contributed approximately 4 points and 2 points to revenue growth for the three- and six-month periods of 2010, respectively. During the three- and six-month periods ended June 30, 2010, revenue growth in Turkey of 32% and 31% respectively, partially benefited from favorable foreign exchange. Constant $ revenue growth of 27% and 25% for the three- and six-month periods ended June 30, 2010, in Turkey was primarily attributable to strong growth in Active Representatives, driven by investments in RVP. During the three- and six-month periods ended June 30, 2010, revenue growth in South Africa of 94% and 101%, respectively, partially benefited from favorable foreign exchange. Constant $ revenue growth of 72% and 69% for the three- and six-month periods ended June 30, 2010, in South Africa was primarily attributable to strong growth in Active Representatives, driven by investments in RVP, and the expansion of our geographic reach in the country. During the three-month period ended June 30, 2010, revenues in the United Kingdom declined 4% primarily due to the unfavorable impact of foreign currency. Constant $ revenue in the United Kingdom declined by 1%, due to a lower average order, partially offset by a growth in Active Representatives. During the six-month period ended June 30, 2010, the impact of favorable foreign exchange rates drove revenue increases of 3% in the United Kingdom, while Constant $ revenue increased by 1%, due to a growth in Active representatives, partially offset by a lower average order.

During the three- and six-month period ended June 30, 2010, operating margin benefited by 5.3 points and 3.2 points, respectively, due to lower CTI restructuring compared to the same period in the prior year. On a Non-GAAP basis, excluding CTI restructuring, the increase in operating margin during the three- and six-month periods of 2010, was primarily driven by improvements in gross margin, driven by improved manufacturing productivity including the benefits of SSI. In addition, operating margin for both periods of 2010 benefited from higher revenues on fixed overhead expenses.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$226.4	$208.8	8%	1%	$446.8	$408.4	9%	1%
Operating profit	25.6	11.5	123%	89%	52.0	26.7	95%	70%
CTI restructuring	(.3)	11.8			.2	12.7
Adjusted Non-GAAP operating profit	25.3	23.3	9%	(3)%	52.2	39.4	32%	19%

Operating margin	11.3%	5.5%	5.8	5.2	11.6%	6.5%	5.1	4.6
CTI restructuring	(.1)	5.7			—	3.1
Adjusted Non-GAAP operating margin	11.2%	11.2%	—	(.4)	11.7%	9.6%	2.1	1.7

Units sold				3%				4%
Active Representatives				3%				5%

Total revenue for the three- and six-month periods ended June 30, 2010, increased due to favorable foreign exchange and growth in Active Representatives, partially offset by a lower average order. The region’s Constant $ revenue increase for the three- and six-month periods ended June 30, 2010, was primarily due to growth in the Philippines, offset by a decline in Japan. Revenue grew 14% and 17%, respectively, for the three- and six-month periods ended June 30, 2010, in the Philippines, benefiting partially from favorable foreign exchange. Constant $ revenue for the three- and six-month periods ended June 30, 2010, in the Philippines increased by 9% and 13%, respectively, driven by growth in Active Representatives, which was supported by RVP initiatives. Revenue in Japan decreased by 3% and 7%, respectively, for the three- and six-month periods ended June 30, 2010. Constant $ revenue in Japan decreased by 7% and 11%, respectively, for the three- and six-month periods ended June 30, 2010, due to lower revenues from both direct mail and direct selling. We continue to see downward pressure on our results in Japan.

Operating margin for the three- and six-months periods ended June 30, 2010, improved due to lower restructuring costs which benefited operating margin by 5.8 points and 3.1 points for the three- and six-month periods, respectively. On an adjusted Non-GAAP basis, excluding CTI restructuring, operating margin for the three- and six-month periods ended June 30, 2010, benefited from improved gross margin, which benefited from lower product costs, and the benefit of higher revenues and fixed overhead expenses. In addition, operating margin for both periods of 2010 benefited from growth in markets that achieve higher margins than the region’s average margins. These benefits were partially offset by increased investment in RVP for the three- month period ended June 30, 2010.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

China

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$60.7	$89.6	(32)%	(32)%	$126.9	$185.5	(32)%	(32)%
Operating profit	(2.2)	7.1	(131)%	(131)%	(12.3)	20.6	(160)%	(159)%
CTI restructuring	—	.6			(1.0)	.6
Adjusted Non-GAAP operating profit	(2.2)	7.7	(129)%	(129)%	(13.3)	21.2	(163)%	(163)%

Operating margin	(3.6)%	7.9%	(11.5)	(11.6)	(9.7)%	11.1%	(20.8)	(20.8)
CTI restructuring	—	.7			(.8)	.3
Adjusted Non-GAAP operating margin	(3.6)%	8.6%	(12.2)	(12.2)	(10.5)%	11.4%	(21.9)	(21.9)

Units sold				(46)%				(39)%
Active Representatives				(18)%				(22)%

Total revenue for the three- and six-month periods ending June 30, 2010, decreased due to significant revenue declines in both direct selling and Beauty Boutiques. The fundamental challenges in our complex hybrid business model, including conflicting needs of retail and direct selling, impacted both businesses, resulting in an 18% and 22% reduction in Active Representatives for the three- and six-month periods, respectively. Our continued transition away from our complex hybrid business model to one which focuses on direct selling and updating our service center model, is expected to include a realigned field compensation structure and recalibrated merchandising and campaign management strategies to support direct selling. This will position us to significantly expand our direct selling penetration and coverage. However, this transition may result in attrition in our Beauty Boutiques over time. The transition will continue to negatively impact our near-term outlook. We remain optimistic about our long-term revenue and operating profit opportunities.

The unfavorable change in operating margin for the three- and six-month periods ending June 30, 2010, is primarily driven by significantly lower revenues.

For information concerning an internal investigation into our China operations, see Note 5 to the Consolidated Financial Statements included herein.

Global Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total Global expenses	$182.5	$134.4	36%	$338.5	$261.2	30%
Allocated to segments	(114.8)	(107.2)	(7)%	(224.8)	(208.7)	(8)%

Net Global expenses	$67.7	$27.2	149%	$113.7	$52.5	117%

The increase in Net Global expenses for both the three and six months ended June 30, 2010, was primarily attributable to significant professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein of approximately $24 (up approximately $15 from the three months ended June 30, 2009) and approximately $48 (up approximately $33 from the six months ended June 30, 2009), respectively, higher costs associated with global initiatives and costs associated with business acquisitions. Professional and related fees associated with the FCPA investigation and compliance reviews, while difficult to predict, are expected to continue during the course of this investigation. These costs were not allocated to the segments.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, commercial paper and borrowings under lines of credit. As disclosed in the Latin America Segment Review, currency restrictions enacted by the Venezuelan government have impacted our ability to repatriate dividends and royalties from our Venezuelan operations on a timely basis. We currently believe that existing cash outside of Venezuela, as well as cash to be generated from operations outside of Venezuela along with available sources of public and private financing are adequate to meet the Company’s anticipated requirements for working capital, dividends, capital expenditures, the share repurchase program, possible acquisitions and other cash needs in the short and long term.

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

In July 2010, Avon completed the purchase of substantially all the assets and liabilities of Silpada for approximately $650, in cash. Pursuant to the terms of the agreement, we may be required to pay additional consideration in 2015 if Silpada’s North America business achieves specific earnings targets. The acquisition was funded with current cash and commercial paper borrowings.

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

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the first half of 2010 was $165.7 higher than during the first half of 2009, primarily due to favorable working capital levels in accounts payables and higher cash related net income.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first half of 2010 was $233.8 higher than during the first half of 2009, primarily due to the acquisition of a beauty business in Western Europe. In addition during the first half of 2009, we redeemed certain corporate-owned life insurance policies.

Net Cash (Used) Provided by Financing Activities

Net cash used by financing activities of $219.7 during the first half of 2010, compared unfavorably to cash provided by financing activities of $60.8 during the first half of 2009. Net cash provided by financing activities in 2009 included proceeds from a $850 debt issuance during the first quarter of 2009, which was partially offset by a repayment of commercial paper of $203.8.

We increased our quarterly dividend payments to $.22 per share in 2010 from $.21 per share in 2009.

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). See our 2009 Form 10-K for more information on the credit facility. There were no borrowings under this credit facility as of June 30, 2010.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There were no amounts outstanding under this program as of June 30, 2010.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

We use interest rate swaps, which effectively convert the fixed rate on the long-term debt to a floating interest rate, to manage our interest rate exposure. At June 30, 2010, and December 31, 2009, we held interest-rate swap agreements that effectively converted approximately 96% and 82%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at June 30, 2010, and December 31, 2009 was approximately 98% and 83%, respectively.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•

our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our global business strategy, including our multi-year restructuring initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, product line simplification program, sales and operation planning process, strategic sourcing initiative, outsourcing strategies, zero-overhead-growth philosophy, Internet platform and technology strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies;

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

•

any developments in or consequences of internal investigations and compliance reviews that we conduct, and any litigation related thereto, including the ongoing investigation and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

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

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in any material pending and future litigations or with respect to the legal status of Representatives;

•	our ratings and our access to financing and ability to secure financing at attractive rates; and

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at June 30, 2010, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

(c) Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2010.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/10 - 4/30/10	4,357	(2)	$30.25	—	$1,819,774,000
5/1/10 - 5/31/10	—		—	—	1,819,774,000
6/1/10 - 6/30/10	4,236	(3)	30.35	—	1,819,774,000

Total	8,593		$32.33	—

(1)

There were no shares purchased during the second quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007. The program commenced on December 17, 2007 and is scheduled to expire on December 17, 2012.

(2)	Includes 4,357 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
(3)	Includes 4,236 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: July 29, 2010	/S/ STEPHEN IBBOTSON
Stephen Ibbotson
Group Vice President, and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

10.1	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement on Schedule 14A as filed with the Commission on March 25, 2010)

10.2	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on May 24, 2010)

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on May 24, 2010)

10.4	Form of Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Avon’s Current Report on Form 8-K filed on May 24, 2010)

10.5	Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of May 6, 2010

10.6	Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Furnished, not filed