Form 10-Q
period 2010-09-30
AVON PRODUCTS INC
filed 2010-10-28
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock (par value $.25) outstanding at September 30, 2010 was 429,180,311

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	September 30,
In millions, except per share data	2010	2009
Net sales	$2,623.5	$2,527.0
Other revenue	34.1	32.0

Total revenue	2,657.6	2,559.0
Costs, expenses and other:
Cost of sales	946.2	954.8
Selling, general and administrative expenses	1,451.8	1,345.7

Operating profit	259.6	258.5

Interest expense	21.1	26.1
Interest income	(1.8)	(3.2)
Other expense, net	3.8	3.9

Total other expenses	23.1	26.8

Income before taxes	236.5	231.7
Income taxes	(69.0)	(74.1)

Net income	167.5	157.6
Net income attributable to noncontrolling interest	(.8)	(1.4)

Net income attributable to Avon	$166.7	$156.2

Earnings per share:
Basic	$.39	$.36
Diluted	$.38	$.36

Cash dividends per common share	$.22	$.21

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended
	September 30,
In millions, except per share data	2010	2009
Net sales	$7,727.0	$7,130.4
Other revenue	99.5	93.8

Total revenue	7,826.5	7,224.2
Costs, expenses and other:
Cost of sales	2,871.6	2,700.3
Selling, general and administrative expenses	4,231.0	3,914.1

Operating profit	723.9	609.8

Interest expense	63.3	78.8
Interest income	(10.0)	(15.2)
Other expense, net	52.1	7.9

Total other expenses	105.4	71.5

Income before taxes	618.5	538.3
Income taxes	(238.5)	(178.6)

Net income	380.0	359.7
Net income attributable to noncontrolling interest	(3.2)	(3.3)

Net income attributable to Avon	$376.8	$356.4

Earnings per share:
Basic	$.87	$.83
Diluted	$.87	$.83

Cash dividends per common share	$.66	$.63

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
In millions	2010	2009
Assets
Current Assets
Cash and cash equivalents	$841.5	$1,311.6
Accounts receivable, net	755.5	779.7
Inventories	1,356.8	1,067.5
Prepaid expenses and other	1,039.3	1,030.5

Total current assets	3,993.1	4,189.3

Property, plant and equipment, at cost	2,881.4	2,699.3
Less accumulated depreciation	(1,246.1)	(1,169.7)

	1,635.3	1,529.6
Other assets	2,178.8	1,113.8

Total assets	$7,807.2	$6,832.7

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$1,169.3	$138.1
Accounts payable	876.6	754.7
Accrued compensation	325.4	291.0
Other accrued liabilities	757.8	697.1
Sales and taxes other than income	214.2	259.2
Income taxes	86.6	134.7

Total current liabilities	3,429.9	2,274.8

Long-term debt	1,934.6	2,307.8
Employee benefit plans	568.8	588.9
Long-term income taxes	172.3	173.8
Other liabilities	149.2	174.8

Total liabilities	$6,254.8	$5,520.1

Contingencies (Note 5)

Shareholders’ Equity
Common stock	$186.5	$186.1
Additional paid-in capital	2,006.1	1,941.0
Retained earnings	4,476.5	4,383.9
Accumulated other comprehensive loss	(603.1)	(692.6)
Treasury stock, at cost	(4,556.8)	(4,545.8)

Total Avon shareholders’ equity	1,509.2	1,272.6

Noncontrolling interest	43.2	40.0

Total shareholders’ equity	$1,552.4	$1,312.6

Total liabilities and shareholders’ equity	$7,807.2	$6,832.7

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
In millions	2010	2009
Cash Flows from Operating Activities
Net income	$380.0	$359.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139.1	131.4
Provision for doubtful accounts	161.2	159.6
Provision for obsolescence	77.7	72.2
Share-based compensation	46.2	43.1
Deferred income taxes	(52.8)	(36.3)
Charge for Venezuelan monetary assets and liabilities	46.1	—
Other	80.4	44.5
Changes in assets and liabilities:
Accounts receivable	(179.3)	(157.0)
Inventories	(321.6)	(207.8)
Prepaid expenses and other	(81.7)	(92.8)
Accounts payable and accrued liabilities	155.8	29.8
Income and other taxes	(99.0)	(82.2)
Noncurrent assets and liabilities	(14.1)	(17.1)

Net cash provided by operating activities	338.0	247.1

Cash Flows from Investing Activities
Capital expenditures	(216.9)	(171.8)
Disposal of assets	11.7	10.2
Purchases of investments	(1.6)	(.7)
Proceeds from sale of investments	4.1	61.8
Acquisitions and other investing activities	(795.2)	5.7

Net cash used by investing activities	(997.9)	(94.8)

Cash Flows from Financing Activities*
Cash dividends	(287.5)	(273.1)
Debt, net (maturities of three months or less)	529.1	(499.1)
Proceeds from debt	5.5	948.9
Repayment of debt	(18.3)	(155.2)
Proceeds from exercise of stock options	18.7	3.8
Excess tax benefit realized from share-based compensation	2.8	(2.1)
Repurchase of common stock	(11.4)	(7.6)

Net cash provided by financing activities	238.9	15.6

Effect of exchange rate changes on cash and equivalents	(49.1)	20.8

Net (decrease) increase in cash and equivalents	(470.1)	188.7
Cash and equivalents at beginning of year	1,311.6	1,104.7

Cash and equivalents at end of period	$841.5	$1,293.4

*	Non-cash financing activities in 2010 and 2009 included the change in fair market value of interest-rate swap agreements of $125.8 and $(32.8), respectively.

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

We have reclassified some immaterial amounts in the consolidated financial statements and accompanying notes for comparative purposes. We reclassified $7.7 and $22.8 of fees from selling, general and administrative expenses to other revenue on the Consolidated Statements of Income for the three and nine months ended September 30, 2009, respectively.

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

As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 million in “Other expense, net” and $12.7 million in “income taxes”.

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

	Three Months Ended		Nine Months Ended
(shares in millions)	September 30,		September 30,
Components of Basic and Diluted Earnings per Share	2010	2009	2010	2009
Numerator:
Net income attributable to Avon	$166.7	$156.2	$376.8	$356.4
Less: Earnings allocated to participating securities	(1.3)	(1.2)	(2.8)	(2.9)

Net income allocated to common shareholders	165.4	155.0	374.0	353.5
Denominator:
Basic EPS weighted-average shares outstanding	429.07	426.99	428.53	426.76
Dilutive effect of assumed conversion of stock options	2.50	2.62	2.63	1.17

Diluted EPS adjusted weighted-average shares outstanding	431.57	429.61	431.16	427.93

Earnings per Common Share:
Basic EPS	$.39	$.36	$.87	$.83
Diluted EPS	$.38	$.36	$.87	$.83

At September 30, 2010 and 2009, we did not include stock options to purchase 18.4 million shares and 20.8 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

We purchased approximately 0.4 million shares of Avon common stock for $11.4 during the first nine months of 2010, as compared to approximately 0.4 million shares of Avon common stock for $7.6 during the first nine months of 2009 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

3. INVENTORIES

	September 30,	December 31,
Components of Inventories	2010	2009
Raw materials	$422.7	$335.9
Finished goods	934.1	731.6

Total	$1,356.8	$1,067.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net Periodic Benefit Costs	2010	2009	2010	2009	2010	2009
Service cost	$2.7	$3.0	$3.5	$3.7	$.5	$.8
Interest cost	8.0	9.4	9.9	10.4	1.8	2.5
Expected return on plan assets	(8.3)	(10.5)	(9.4)	(9.5)	(.6)	(.6)
Amortization of prior service credit	(.1)	(.2)	(.3)	(.3)	(4.3)	(2.4)
Amortization of actuarial losses	8.7	7.4	3.3	3.2	.9	.8
Settlements/curtailments	—	(0.3)	.8	—	—	(.4)
Special termination charges	—	2.0	—	—	—	—

Net periodic benefit costs	$11.0	$10.8	$7.8	$7.5	$(1.7)	$0.7

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
Net Periodic Benefit Costs	2010	2009	2010	2009	2010	2009
Service cost	$9.0	$8.6	$10.8	$11.0	$1.9	$2.6
Interest cost	23.9	31.0	29.6	30.0	5.5	8.1
Expected return on plan assets	(25.0)	(33.1)	(28.2)	(27.1)	(1.8)	(1.8)
Amortization of prior service credit	(.3)	(.4)	(.9)	(.7)	(12.9)	(5.4)
Amortization of actuarial losses	26.3	23.6	10.1	9.2	2.9	2.2
Settlements/curtailments	—	1.2	.8	12.3	—	(.4)
Special termination charges	—	4.8	—	—	—	—

Net periodic benefit costs	$33.9	$35.7	$22.2	$34.7	$(4.4)	$5.3

We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute approximately $15 to $20 and $30 to $40 to our U.S. and non-U.S. pension plans, respectively, in 2010. As of September 30, 2010, we made approximately $13 and $18 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $2 to $7 and $12 to $22 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2010. Our funding requirements may be impacted by regulations or interpretations thereof.

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

Our appeals of the 2003 and 2004 assessments were granted in our favor in April and May 2010, respectively, at the second administrative level. These assessments, including penalties and accruing interest, amounted to approximately $557 at the exchange rate on September 30, 2010. In October 2010, the 2003 assessment, which amounted to approximately $172 at the exchange rate on September 30, 2010, was officially closed in our favor as the Brazilian tax authorities did not pursue an appeal of the decision. The decision relating to the 2004 assessment may be appealed to a third and last administrative level. The 2004 assessment, including penalties and accruing interest, amounted to approximately $385 at the exchange rate on September 30, 2010.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $35 from $83 including penalties and accruing interest at the exchange rate on September 30, 2010. This decision on the 2002 assessment is being appealed to the second administrative level. In the event that the 2002 or 2004 assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods.

As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act (“FCPA”) and related U.S. and foreign laws in China and additional countries. The internal investigation, which is being conducted under the oversight of our Audit Committee, began in June 2008. As we reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our internal investigation. We are continuing to cooperate with both agencies and inquiries by them, including but not limited to, signing tolling agreements, translating and producing documents and assisting with interviews.

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

In July and August 2010, several derivative actions were filed against certain present or former officers and/or directors of the Company that allege breach of fiduciary duty, and, in certain complaints, abuse of control, waste of corporate assets, unjust enrichment and/or proxy disclosure violations, relating to the Company’s compliance with the FCPA. The relief sought in one or more of the derivative complaints includes certain declaratory and equitable relief, restitution, unspecified damages, exemplary damages and interest. The Company is named as a nominal defendant. These actions include Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Murray C. White, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CV-5560); County of York Employees Retirement Plan, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (originally filed in the New York Supreme Court, New York County, Index No. 651065/2010 and now refiled in the United States District Court for the Southern District of New York, 10-CIV-5933); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010); and IBEW Local 1919 Pension Fund, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CIV-6256). We are unable to predict the outcome of these matters.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2010, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

6. COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive Income	2010	2009	2010	2009
Net income	$167.5	$157.6	$380.0	$359.7
Foreign currency translation adjustments	145.6	100.5	67.5	176.5
Change in unrealized gains from available-for-sale securities	(.1)	(.2)	—	(.3)
Change in derivative losses on cash flow hedges	1.0	2.5	3.0	6.9
Adjustment for amortization of net actuarial loss, prior service cost or credit, and transition obligation, net of taxes	7.6	46.2	19.0	71.7

Comprehensive income	$321.6	$306.6	$469.5	$614.5

Less: comprehensive income attributable to noncontrolling interest	.7	(3.3)	(3.2)	(3.6)

Comprehensive income attributable to Avon	$322.3	$303.3	$466.3	$610.9

7. SEGMENT INFORMATION

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,
	2010		2009
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,206.8	$186.3	$1,113.9	$192.3
North America	531.1	30.1	542.9	24.1
Central & Eastern Europe	310.8	49.9	314.1	46.7
Western Europe, Middle East & Africa	332.1	33.4	298.2	11.7
Asia Pacific	229.7	22.7	222.6	23.2
China	47.1	(2.8)	67.3	2.5

Total from operations	2,657.6	319.6	2,559.0	300.5
Global and other	—	(60.0)	—	(42.0)

Total	$2,657.6	$259.6	$2,559.0	$258.5

	Nine Months Ended September,
	2010		2009
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$3,314.9	$414.9	$2,885.0	$414.4
North America	1,599.6	110.0	1,654.3	71.7
Central & Eastern Europe	1,077.0	198.1	960.0	114.4
Western Europe, Middle East & Africa	984.5	115.0	841.2	30.8
Asia Pacific	676.5	74.7	631.0	49.9
China	174.0	(15.1)	252.7	23.1

Total from operations	7,826.5	897.6	7,224.2	704.3
Global and other	—	(173.7)	—	(94.5)

Total	$7,826.5	$723.9	$7,224.2	$609.8

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beauty(1)	$1,895.1	$1,841.9	$5,592.3	$5,163.3
Fashion(2)	475.2	441.8	1,397.7	1,284.1
Home(3)	253.2	243.3	737.0	683.0

Net sales	2,623.5	2,527.0	7,727.0	7,130.4
Other revenue(4)	34.1	32.0	99.5	93.8

Total revenue	$2,657.6	$2,559.0	$7,826.5	$7,224.2

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear, accessories and childrens.
(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and nutritional products.
(4)	Other revenue primarily includes shipping and handling fees billed to Representatives.

During the third quarter of 2010, items associated with children’s products, that were previously reported in Home, were reclassified into Fashion if such children’s product was Fashion-related.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

At September 30, 2010 and December 31, 2009, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2010	December 31, 2009
Deferred tax assets	$289.2	$303.2
Receivables other than trade	197.2	143.3
Prepaid taxes and tax refunds receivable	267.2	296.9
Prepaid brochure costs, paper and other literature	149.8	122.8
Short-term investments	18.9	26.8
Property, plant and equipment held for sale	12.8	8.2
Deferred charge	—	36.9
Other	104.2	92.4

Prepaid expenses and other	$1,039.3	$1,030.5

At September 30, 2010 and December 31, 2009, other assets included the following:

Components of Other Assets	September 30, 2010	December 31, 2009
Deferred tax assets	$578.4	$527.3
Goodwill (Note 10)	699.7	224.8
Intangible assets (Note 10)	375.2	13.8
Investments	48.0	49.8
Deferred software	132.4	112.0
Interest-rate swap agreements (Note 11 and 12)	173.2	54.9
Other	171.9	131.2

Other assets	$2,178.8	$1,113.8

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

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $530 before taxes. We have recorded total costs to implement, net of adjustments, of $526.9 ($2.6 in the first nine months of 2010, $20.1 in 2009, $60.6 in 2008, $158.3 in 2007, $228.8 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges – First, Second, and Third Quarters of 2010

During the three and nine months ended September 30, 2010, we recorded total costs to implement associated with previously approved initiatives that are part of our 2005 Restructuring Program of $.9 and $2.6, respectively, and the costs consisted of the following:

•	net benefits of $.7 and $3.8, respectively, primarily for adjustments to the reserves for employee-related costs;

•

implementation costs of $1.6 and $5.1, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of less than $.1 and $1.3, respectively, associated with our initiatives to realign certain distribution operations.

Of the total costs to implement, $.8 and $2.5 were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2010, respectively, and $.1 and $.1 were recorded in cost of sales for the three and nine months ended September 30, 2010, respectively.

Restructuring Charges – First, Second, and Third Quarters of 2009

During the three and nine months ended September 30, 2009, we recorded total costs to implement associated with previously approved initiatives that are part of our 2005 Restructuring Program of $2.6 and $19.6, respectively, and the costs consisted of the following:

•	net charges of $.5 and $6.8, respectively, primarily for employee-related costs;

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

Employee- Related Costs
Balance December 31, 2009	$42.9
2010 Charges	2.0
Adjustments	(5.8)
Cash payments	(16.2)
Non-cash write-offs	—
Foreign exchange	(0.4)

Balance September 30, 2010	$22.5

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$345.6	$10.8	$7.2	$11.6	$8.6	$383.8
Charges to be incurred on approved initiatives	3.9	—	—	—	—	3.9

Total expected charges	$349.5	$10.8	$7.2	$11.6	$8.6	$387.7

The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

				Western
			Central	Europe,
	Latin	North	& Eastern	Middle East	Asia
	America	America	Europe	& Africa	Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	22.2	2.1	29.5	202.2
2007	14.9	7.0	4.7	65.1	4.3	1.3	12.7	110.0
2008	1.9	(1.1)	1.7	19.0	.6	—	(3.0)	19.1
2009	1.4	(.1)	(.7)	(4.4)	11.6	(.2)	(2.9)	4.7
First Quarter 2010	.5	(.1)	—	—	—	(1.0)	(.5)	(1.1)
Second Quarter 2010	.6	(.1)	.3	(2.0)	(.8)	—	—	(2.0)
Third Quarter 2010	.5	.1	—	(1.0)	(.3)	—	—	(.7)

Charges recorded to date	$57.9	$74.4	$13.9	$133.5	$55.8	$6.4	$41.9	$383.8
Charges to be incurred on approved initiatives	3.9	—	—	—	—	—	—	3.9

Total expected charges	$61.8	$74.4	$13.9	$133.5	$55.8	$6.4	$41.9	$387.7

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

We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $400 before taxes over the next several years, with implementation beginning in 2009 and expected to be completed by 2012-2013. We have recorded total costs to implement, net of adjustments, of $171.7 ($20.4 in the first nine months of 2010, and $151.3 in 2009) for actions associated with our restructuring initiatives.

Restructuring Charges – First, Second, and Third Quarters of 2010

During the three and nine months ended September 30, 2010, we recorded total costs to implement associated with approved initiatives that are part of our 2009 Restructuring Program of $6.3 and $20.4, respectively, and the costs consisted of the following:

•	net benefits of $.5 and charges of $.5, respectively, primarily for employee-related costs,

•

implementation costs of $4.6 and $12.4, respectively, for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $2.2 and $7.5, respectively, associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.

Of the total costs to implement, $4.1 and $13.5 were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2010, respectively, and $2.2 and $6.9 were recorded in cost of sales for the three and nine months ended September 30, 2010, respectively.

Restructuring Charges – First, Second, and Third Quarters of 2009

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

The liability balances for the initiatives under the 2009 Restructuring Program are shown below:

Employee- Related Costs
Balance December 31, 2009	$106.3
2010 Charges	7.3
Adjustments	(6.8)
Cash payments	(20.5)
Non-cash write-offs	(.5)
Foreign exchange	(3.0)

Balance September 30, 2010	$82.8

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2009 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee-	Contract
	Related Costs	Terminations/ Other	Total
Charges incurred to date	$126.0	$.5	$126.5
Charges to be incurred on approved initiatives	9.9	17.0	26.9

Total expected charges	$135.9	$17.5	$153.4

The charges of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

				Western
			Central	Europe,
	Latin	North	& Eastern	Middle East	Asia
	America	America	Europe	& Africa	Pacific	China	Corporate	Total
2009	$17.8	$26.8	$25.8	$31.8	$6.8	$2.1	$14.9	$126.0
First quarter 2010	(.1)	.2	(.8)	(2.3)	.5	—	(.7)	(3.2)
Second quarter 2010	1.2	3.3	—	(.7)	.4	—	—	4.2
Third quarter 2010	.7	(1.3)	.1	.5	(.8)	.3	—	(.5)

Charges recorded to date	$19.6	$29.0	$25.1	$29.3	$6.9	$2.4	$14.2	$126.5
Charges to be incurred on approved initiatives	2.6	10.0	3.3	1.7	.5	.3	8.5	26.9

Total expected charges on approved initiatives	$22.2	$39.0	$28.4	$31.0	$7.4	$2.7	$22.7	$153.4

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

10. GOODWILL AND INTANGIBLE ASSETS

In March 2010, we acquired Liz Earle Beauty Co. Limited. The acquired business is included in our Western Europe, Middle East & Africa operating segment. The preliminary purchase price allocation resulted in goodwill of $124.6, indefinite lived trademarks of $22.8, licensing agreements of $8.7 and customer relationships of $4.7. The licensing agreements and customer relationships have a weighted average 8-year useful life.

In July 2010, we acquired substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), for approximately $650 in cash, plus a potential additional payment in early 2015 based on the achievement of earnings growth during the periods between 2012 through 2014. While there is no contractual minimum or maximum to this potential additional payment, we estimate that it could range eventually from $50 to approximately $100. Avon acquired control of this business on July 28, 2010, and the financial results of the acquired operations are included in these financial statements beginning on that date. Net sales and net income before taxes of the acquired operations, including acquisition and integration expenses, for the third quarter 2010 were approximately $39 and $4, respectively. The acquisition was funded with cash and commercial paper borrowings. The preliminary purchase price allocation resulted in goodwill of $317.3, indefinite lived trademarks of $150.0 and customer relationships of $172.8. The customer relationships have an average 10-year useful life. The allocation of the fair value of the acquisition will be finalized when the valuations are completed.

Goodwill

				Western
			Central	Europe,
	North	Latin	& Eastern	Middle East	Asia
	America	America	Europe	& Africa	Pacific	China	Total
Balance at December 31, 2009	$—	$94.9	$8.9	$33.9	$11.9	$75.2	$224.8
Acquisitions	317.3	—	—	124.6	—	—	441.9
Foreign exchange	—	25.7	(.3)	5.0	1.0	1.6	33.0

Balance at September 30, 2010	$317.3	$120.6	$8.6	$163.5	$12.9	$76.8	$699.7

Intangible assets

	September 30, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$224.0	$(46.3)	$38.5	$(31.0)
Licensing agreements	61.3	(44.7)	42.3	(37.5)
Noncompete agreements	8.5	(6.7)	7.4	(5.9)
Trademarks	6.6	(1.3)	—	—
Indefinite Lived Trademarks	173.8	—	—	—

Total	$474.2	$(99.0)	$88.2	$(74.4)

Estimated Amortization Expense:

2010	$13.1
2011	23.6
2012	23.6
2013	21.4
2014	20.6

Aggregate amortization expense during the three and nine months ended September 30, 2010, was $8.4 and $10.7, respectively, compared to $3.7 and $11.2 for the same periods of 2009.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.9	$—	$1.9
Interest-rate swap agreements	—	173.2	173.2
Foreign exchange forward contracts	—	15.0	15.0

Total	$1.9	$188.2	$190.1

Liabilities:
Interest-rate swap agreements	—	$12.5	$12.5
Foreign exchange forward contracts	—	.3	.3

Total	—	$12.8	$12.8

Fair Value of Financial Instruments

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2010 and December 31, 2009, respectively, consisted of the following:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$841.5	$841.5	$1,311.6	$1,311.6
Available-for-sale securities	1.9	1.9	1.9	1.9
Grantor trust cash and cash equivalents	1.7	1.7	7.6	7.6
Short term investments	18.9	18.9	26.8	26.8
Debt maturing within one year	1,169.3	1,169.3	138.1	138.1
Long-term debt, net of related discount or premium	1,934.6	1,966.0	2,307.8	2,441.0
Foreign exchange forward contracts	14.7	14.7	(2.9)	(2.9)
Interest-rate swap agreements	160.7	160.7	43.9	43.9

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

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2010:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$160.7	Other Liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	—

Total derivatives designated as hedges		$160.7		$—

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$12.5	Other Liabilities	$12.5
Foreign exchange forward contracts	Prepaid expenses and other	15.0	Accounts Payable	.3

Total derivatives not designated as hedges		$27.5		$12.8

Total derivatives		$188.2		$12.8

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

Interest Rate Risk

We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. These agreements are designated as fair value hedges. At September 30, 2010, we held interest-rate swap agreements that effectively converted approximately 96% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at September 30, 2010, was approximately 98%.

At September 30, 2010, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $2,225. During the three and nine months ended September 30, 2010, we recorded a net gain of $43.0 and $125.8 in interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt. During the three and nine months ended September 30, 2009, we recorded a net gain of $24.6 and a net loss of $30.2,

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data)

respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At September 30, 2010, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. During the three and nine months ended September 30, 2010, we recorded a net gain of $.1 and less than $.1 in other expense, net associated with these undesignated interest-rate swap agreements. During the three and nine months ended September 30, 2009, we recorded a net loss of $1.2 and $2.6 in other expense, net associated with these undesignated interest-rate swap agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2010, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $350.3 for the euro, the Hungarian forint, the Mexican peso, the Peruvian new sol, the Canadian dollar, the Czech Republic koruna, the British pound, the Romanian leu, the Australian dollar and the New Zealand dollar.

We also use foreign exchange forward contracts to manage the foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and nine months ended September 30, 2010, we recorded a gain of $12.2 and $.1, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2010, we recorded a loss of $10.9 and a gain of $2.8, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2009, we recorded gains of $5.7 and $7.7, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2009 we recorded a loss of $4.3 and gain of $3.9, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

AVON PRODUCTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 65 countries and territories, including the U.S., and distribute products in 40 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear, accessories and childrens. Home consists of gift and decorative products, housewares, entertainment and leisure products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by approximately 6.2 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.

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

During the first nine months of 2010, revenues increased 8%, impacted by growth in Active Representatives and favorable foreign exchange. Constant $ revenues increased 7%. Sales from products in the Beauty category increased 8%, partially due to favorable foreign exchange. On a Constant $ basis, sales of products in the Beauty category increased 6% due to a 2% increase in units and 4% increase in net per unit. Active Representatives increased 5%. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During the first nine months of 2010, our operating margin was negatively impacted by the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis. As a result of using the historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, during the first nine months of 2010 operating profit was negatively impacted by $80.6 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. We expect an immaterial additional negative impact to 2010 operating profit and net income, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30.

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

We expect operating margin for full year 2010 to be roughly flat with full year 2009, and we continue to expect to reach mid-teen operating margin levels by 2013.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Our strategic initiatives include advertising and representative value proposition (“RVP”) investments, the product line simplification program (“PLS”), Strategic Sourcing Initiative (“SSI”), enterprise resource planning system, zero-overhead-growth philosophy and sales and operation planning process. We are also implementing restructuring initiatives under our 2005 and 2009 Restructuring Programs. For a description of our key strategic initiatives, please refer to Item 7 of our 2009 Annual Report on Form 10-K (“2009 Form 10-K”). With regards to our four major initiatives, SSI, PLS and two restructuring programs, we remain on track with our overall program expectations included in the 2009 Form 10-K. See Note 9, Restructuring Initiatives, of the Notes to Consolidated Financial Statements for more information on our restructuring programs.

We believe that our operating cash flow and global cash and cash equivalent balances of approximately $841, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to continue our focus on long-term sustainable, profitable growth. We are also focused on innovating our direct selling channel through technological and service model enhancements for our Representatives and assessing new product category opportunities.

On July 28, 2010, we purchased substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), a direct seller of jewelry products, primarily in North America, for aggregate cash consideration of approximately $650. Pursuant to the terms of the agreement, we may be required to pay additional consideration in 2015 if Silpada’s North America business achieves specific earnings targets.

NEW ACCOUNTING STANDARDS

Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
			Favorable			Favorable
			(Unfavorable)			(Unfavorable)
			%/Point			%/Point
	2010	2009	Change	2010	2009	Change
Total revenue	$2,657.6	$2,559.0	4%	$7,826.5	$7,224.2	8%

Cost of sales	946.2	954.8	1%	2,871.6	2,700.3	(6)%
Selling, general and administrative expenses	1,451.8	1,345.7	(8)%	4,231.0	3,914.1	(8)%

Operating profit	259.6	258.5	—	723.9	609.8	19%

Interest expense	21.1	26.1	19%	63.3	78.8	20%
Interest income	(1.8)	(3.2)	(44)%	(10.0)	(15.2)	(34)%
Other expense, net	3.8	3.9	3%	52.1	7.9	*

Net income attributable to Avon	166.7	156.2	7%	376.8	356.4	6%

Diluted earnings per share	.38	.36	6%	.87	.83	5%
Advertising expenses (1)	114.9	84.3	(36)%	308.5	243.9	(26)%

Gross margin	64.4%	62.7%	1.7	63.3%	62.6%	.7
CTI restructuring	.1	.1	—	.1	.1	—
Venezuelan special items	.3	—	.3	.9	—	.9
Adjusted Non-GAAP gross margin	64.7%	62.8%	1.9	64.3%	62.7%	1.6

Selling, general and administrative expenses as a % of total revenue	54.6%	52.6%	(2.0)	54.1%	54.2%	.1
CTI restructuring	(.2)	(1.2)	(1.0)	(.2)	(1.9)	(1.7)
Venezuelan special items	—	—	—	(.1)	—	.1
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	54.4%	51.4%	(3.0)	53.7%	52.3%	(1.4)

Operating profit	$259.6	$258.5	—%	$723.9	$609.8	19%
CTI restructuring	7.2	33.5		23.0	137.4
Venezuelan special items	7.4	—		80.6	—
Adjusted Non-GAAP operating profit	$274.2	$292.0	(6)%	$827.5	$747.2	11%

Operating margin	9.8%	10.1%	(.3)	9.2%	8.4%	.8
CTI restructuring	.3	1.3	(1.0)	.3	1.9	(1.6)
Venezuelan special items	.3	—	.3	1.0	—	1.0
Adjusted Non-GAAP operating margin	10.3%	11.4%	(1.1)	10.6%	10.3%	.3

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Favorable			Favorable
			(Unfavorable)			(Unfavorable)
			%/Point			%/Point
	2010	2009	Change	2010	2009	Change
Effective tax rate	29.2%	32.0%	2.8	38.6%	33.2%	(5.4)
CTI restructuring	.4	—	(.4)	.2	(3.5)	(3.7)
Venezuelan special items	(.9)	—	.9	(8.2)	—	8.2
Adjusted Non-GAAP effective tax rate	28.7%	32.0%	3.3	30.5%	29.7%	(.8)

Units sold			1%			2%
Active Representatives			4%			5%

Amounts in the table above may not necessarily sum because the computations are made independently.

* - calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

Revenue

Total revenue increased 4% in the three months ended September 30, 2010, with unfavorable foreign exchange negatively impacting revenue by 2 points. Constant $ revenue increased 6%. Acquisitions of Silpada in late July, and Liz Earle Beauty Co. Limited (“Liz Earle”) in late March, contributed approximately 2 points to revenue growth. Active Representatives increased 4%.

On a category basis, the increase in revenue for the three months ended September 30, 2010, was primarily driven by an increase of 3% in Beauty sales. Within the Beauty category, fragrance increased 8%, personal care increased 5%, color cosmetics was flat and skincare decreased 3%. Fashion sales increased 8% and Home sales increased 4%. On a Constant $ basis, the Beauty category increased 5%. Within the Beauty category, Constant $ sales of fragrance increased 12%, personal care increased 7%, color cosmetics increased 2% and skincare decreased 2%. Skincare growth rates benefited from the Liz Earle acquisition. Constant $ sales of Fashion and Home increased 10% and 8%, respectively. Fashion growth rates benefited from the Silpada acquisition.

Total revenue increased 8% in the nine months ended September 30, 2010, with favorable foreign exchange contributing 1 percentage points to the revenue increase. Constant $ revenue increased 7%. The acquisitions of Silpada and Liz Earle, contributed less than 1 point to revenue growth in the nine-month period. Active Representatives increased 5%.

On a category basis, the increase in revenue for the nine months ended September 30, 2010, was primarily driven by an increase of 8% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance increased 14%, color cosmetics increased 11%, personal care increased 6% and skincare increased 1%. Fashion sales increased 9% and Home sales increased 8%. On a Constant $ basis, the Beauty category increased 6%. Within the Beauty category, Constant $ sales of fragrance increased 13%, color cosmetics increased 8%, personal care increased 4% and skincare decreased 2%. Skincare growth rates benefited from the Liz Earle acquisition. Constant $ sales of Fashion and Home increased 8% and 8%, respectively. Fashion growth rates benefited from the Silpada acquisition.

Gross Margin

Gross margin for the three and nine months ended September 30, 2010, increased by 1.7 and .7 points, respectively. On a Non-GAAP basis, excluding the impact of the CTI restructuring and the Venezuelan special items, gross margin improved 1.9 and 1.6 points for the three and nine months ended September 30, 2010, reflecting benefits from strong manufacturing productivity gains, which include benefits from SSI, and the favorable impact of transaction foreign exchange.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2010, increased $106.1 and $316.9, respectively. The increase for both the three- and nine-month periods is primarily due to: higher advertising and RVP costs; significant professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein of approximately $24 (up approximately $17 from the three months ended September 30, 2009) and approximately $72 (up approximately $49 from the nine months ended September 30, 2009); and higher volume related costs, such as distribution costs, partially offset by lower CTI from our restructuring initiatives. On an Adjusted Non-GAAP basis, excluding the impact of CTI restructuring and the Venezuelan special items, as a percentage of revenue, selling, general and administrative expenses for the three and nine months ended September 30, 2010, increased by 3.0 and 1.4 points, respectively, due to higher advertising and RVP costs and the significant professional and related fees associated with the FCPA matters. We invested approximately $27 and $53 for the three and nine months ended September 30, 2010, respectively, incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program and internet enablement.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense for the three and nine months ended September 30, 2010, decreased by 19% and 20%, respectively, due to lower interest rates. Additionally, the nine months ended September 30, 2010, interest expense decreased due to lower debt levels. At September 30, 2010, we held interest-rate swap agreements that effectively converted approximately 96% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased for the three and nine months ended September 30, 2010, primarily due to lower interest rates.

Other expense, net for the nine months ended September 30, 2010, increased due to a $46.1 negative impact from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting discussed further within the Latin America segment review.

Effective Tax Rate

The effective tax rates for the three and nine months ended September 30, 2010, were 29.2% and 38.6%, respectively, compared to rates of 32.0% and 33.2%, for the same periods of 2009. The effective tax rates for the three and nine months ended September 30, 2010, were favorably impacted by 5.5 points and 2.9 points, respectively, due to benefits from audit settlements and statute expirations. The effective tax rates for the three and nine months ended September 30, 2010, were negatively impacted by .9 points and 8.2 points, respectively, due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America segment review. The effective tax rate for the nine months ended September 30, 2009, was negatively impacted by 4.0 points from the establishment of a valuation allowance against certain deferred tax assets as a result of restructuring activities, partially offset by a one-time tax benefit of 3.3 points resulting from a reduction in a foreign tax liability. Additionally, the comparison of the 2010 to the 2009 effective tax rates was negatively impacted by changes in the earnings mix and tax rates of Avon’s international subsidiaries.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$1,206.8	$1,113.9	8%	13%	$3,314.9	$2,885.0	15%	14%
Operating profit	186.3	192.3	(3)%	8%	414.9	414.4	—%	16%
CTI restructuring	2.3	5.7			7.0	32.6
Venezuelan special items	7.4	—			80.6	—
Adjusted Non-GAAP operating profit	196.0	198.0	(1)%	7%	502.5	447.0	12%	10%

Operating margin	15.4%	17.3%	(1.9)	(.7)	12.5%	14.4%	(1.9)	.3
CTI restructuring	.2	.5			.2	1.1
Venezuelan special items	.6	—			2.4	—
Adjusted Non-GAAP operating margin	16.2%	17.8%	(1.6)	(1.0)	15.2%	15.5%	(.3)	(.6)

Units sold				6%				5%
Active Representatives				8%				7%

Total revenue for the three- and nine-month periods ended September 30, 2010, increased due to growth in Active Representatives, driven by continued investments in RVP and a higher average order. Revenue for the three months ended September 30, 2010, grew 14% in Brazil and 18% in Mexico, with benefits from favorable foreign exchange, while the impact of unfavorable foreign exchange drove a revenue decline of 24% in Venezuela for the three-month period of 2010. Additional information regarding our Venezuela operations is discussed in more detail below. Constant $ revenue for the three months ended September 30, 2010, benefited from continued growth in most markets, particularly from growth of 7% in Brazil, 14% in Mexico and 52% in Venezuela. During the nine months ended September 30, 2010, revenue grew 28% in Brazil and 14% in Mexico, benefiting from favorable foreign exchange, while the impact of unfavorable foreign exchange drove a revenue decline of 27% in Venezuela. For the nine months ended September 30, 2010, Constant $ revenue benefited from continued growth in most markets, particularly from growth of 11% in Brazil, 6% in Mexico and 47% in Venezuela.

Constant $ revenue growth for both the three- and nine-month periods ended September 30, 2010, in Brazil was primarily driven by an increase in Active Representatives. Constant $ revenue growth in the three month period in Brazil was pressured by average order challenges and, to a lesser extent, by service disruptions unique to this market, which may linger into the fourth quarter. Constant $ revenue growth in Mexico for both the three- and nine-month periods ended September 30, 2010, was driven by an increase in Active Representatives, as well as an increase in average order. Constant $ revenue growth for both the three- and nine-month periods ended September 30, 2010, in Venezuela reflected a higher average order primarily due to increased prices, partially as a result of inflation, and a growth in Active Representatives.

Operating margin declined for both the three- and nine-month periods ended September 30, 2010, in Latin America due to the negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed further below. The decline in operating margins during the three- and nine-month periods caused by the Venezuelan special items were partially offset by benefits of .3 points and .9 points, respectively, from lower CTI restructuring. On an Adjusted Non-GAAP basis, excluding the Venezuelan special items and CTI restructuring, the decrease in operating margin during the three- and nine- month periods ended September 30, 2010, was primarily driven by increased investment in RVP, advertising and higher distribution costs.

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

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

As a result of the change in the nonessentials official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter we recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at U.S. historic dollar cost subsequent to the devaluation. Therefore, the historic U.S. dollar costs impact the income statement during 2010 at a disproportionate rate as they have not been devalued based on the new exchange rates. As a result of using the U. S. historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, operating profit and net income for the three and nine months ended September 30, 2010, were negatively impacted by $7.4 and $80.6, respectively, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. We expect an immaterial additional negative impact to 2010 operating profit and net income, for the difference between the historical cost at the previous official exchange rate of 2.15 and the new nonessentials official exchange rate of 4.30.

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

At September 30, 2010, we had a net asset position of $155 associated with our operations in Venezuela, which included cash balances of approximately $110, of which approximately $107 was denominated in bolivars remeasured at the September 30, 2010, nonessentials official exchange rate and approximately $3 was denominated in U.S. dollars. Of the $155 net asset position, approximately $120 was associated with bolívar-denominated monetary net assets and deferred income taxes. Additionally, for the first nine months of 2010 Avon Venezuela’s revenue and operating profit represented approximately 3% and (5)% of Avon’s consolidated revenue and Avon’s consolidated operating profit, respectively. Avon Venezuela’s operating profit as a percentage of Avon’s consolidated operating profit was negatively impacted by 11 points due to the Venezuelan special items.

During the third quarter of 2010, the exchange rate in the SITME market ranged within 5 to 6 Bolivars to the U.S. Dollar. To illustrate our sensitivity to potential future changes in the nonessentials official exchange rate in Venezuela, if the nonessentials official exchange rate was further devalued as of September 30, 2010, to a rate of 5.7 Bolivars to the U.S. dollar, which was approximately the rate on September 30, 2010, in the SITME market, or an approximate 25% devaluation, our results would be negatively impacted as follows:

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

•

We would likely incur an immediate charge of approximately $22 ($19 in “Other expenses, net” and $3 in “Income taxes”) associated with the $120 of Bolívar-denominated monetary net assets and deferred income taxes.

During the three and nine months ended September 30, 2010, costs associated with acquiring goods that required settlement in U.S. dollars through the parallel or SITME markets in Venezuela included within operating profit were

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

approximately $5 and $51, respectively. The amounts reported within operating profit during the three and nine months ended September 30, 2009, were approximately $18 and $34, respectively.

At September 30, 2010, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $125 for remittance of dividends and royalties to its parent company in the U.S. These requests had been periodically submitted between 2005 and 2009. Since these requests were made prior to the announcement of the devaluation of the currency in January of 2010, they are eligible for the essential exchange rate of 2.60 bolivars to the U.S. dollar.

North America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$531.1	$542.9	(2)%	(3)%	$1,599.6	$1,654.3	(3)%	(4)%
Operating profit	30.1	24.1	25%	24%	110.0	71.7	53%	48%
CTI restructuring	3.8	11.3			17.3	35.3
Adjusted Non-GAAP operating profit	33.9	35.4	(4)%	(5)%	127.3	107.0	19%	16%

Operating margin	5.7%	4.4%	1.3	1.2	6.9%	4.3%	2.6	2.4
CTI restructuring	.7	2.1			1.1	2.1
Adjusted Non-GAAP operating margin	6.4%	6.5%	(.1)	(.2)	8.0%	6.5%	1.5	1.4

Units sold				(8)%				(5)%
Active Representatives				(6)%				(2)%

North America consists largely of the U.S. business and includes the results of Silpada, which was acquired at the end of July 2010. Silpada favorably impacted North America revenue growth by 7 points and 3 points for the three- and nine-month periods ended September 30, 2010. Silpada also favorably impacted operating profit growth by 31 points and 10 points for the three- and nine-month periods ended September 30, 2010 and favorably impacted Adjusted Non-GAAP operating profit growth by 21 points and 7 points for the three- and nine-month periods. As a result of the Silpada acquisition, units sold and Active Representatives for the three-month period were both favorably impacted by 1 point and Active Representatives was favorably impacted by 1 point for the nine-month period.

Excluding the acquisition of Silpada, the total revenue decline for the three- and nine-month periods ended September 30, 2010, was due to a decline in Active Representatives and a lower average order received from Representatives. The decline in Active Representatives for the three-month period ended September 30, 2010, was largely due to a decline in additions compared with last year’s record recruiting campaign. This resulted in strong growth in Active Representatives during 2009 causing an unfavorable comparison in 2010. Excluding the acquisition of Silpada, sales of non-Beauty products decreased 15% and 10% for the three- and nine-month periods ended September 30, 2010. Sales of Beauty products decreased 6% and 3% for the three- and nine-month periods ended September 30, 2010, partly due to weakness in the beauty market.

Operating margin during the three- and nine-month periods ended September 30, 2010, benefited by 1.4 points and 1.0 points, respectively, due to lower CTI restructuring compared to the same periods in the prior year. Adjusted Non-GAAP operating margin declined in North America during the three-month period of 2010 primarily due to an increased investment in advertising in support of the optimization of our product portfolio. Partially offsetting the increased investment in advertising was the inclusion of Silpada results, which benefited operating margin by 1.0 point during the three months ended September 30, 2010, despite approximately $3 of amortization of intangible assets. The costs associated with completing the Silpada acquisition were recorded in global expenses and were not allocated to the North America segment. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the increase in North America operating margin during the nine month period of 2010, was primarily driven by improvements in gross margin caused by favorable pricing and mix and manufacturing productivity gains and the inclusion of Silpada results, which benefited operating margin by .3 points during the nine months ended September 30, 2010.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

The results for the three- and nine-month periods ended September 30, 2010, may not be reflective of future results and we expect our results to vary on a quarterly basis, as we focus on our recovery plan and transitioning our North America business, which includes optimizing our product portfolio and enhancing field fundamentals.

Central and Eastern Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$310.8	$314.1	(1)%	2%	$1,077.0	$960.0	12%	9%
Operating profit	49.9	46.7	7%	10%	198.1	114.4	73%	65%
CTI restructuring	.6	2.4			3.2	23.2
Adjusted Non-GAAP operating profit	50.5	49.1	3%	6%	201.3	137.6	46%	42%

Operating margin	16.1%	14.9%	1.2	1.2	18.4%	11.9%	6.5	6.4
CTI restructuring	.2	.8			.3	2.4
Adjusted Non-GAAP operating margin	16.2%	15.6%	.6	.7	18.7%	14.3%	4.4	4.5

Units sold				—				5%
Active Representatives				3%				6%

Total revenue for the three-month period ended September 30, 2010, declined due to unfavorable foreign exchange. Constant $ revenue for the three month period increased as a result of growth in Active Representatives. Total revenue for the nine-month period ended September 30, 2010, increased as a result of growth in Active Representatives and a higher average order, as well as favorable foreign exchange. The region’s revenue benefited from growth of 6% and 20% in Russia, for the three- and nine-month periods, respectively, due partially to favorable foreign exchange. Constant $ revenue for the three- and nine-month periods ended September 30, 2010, in Russia increased by 4% and 11% respectively due to a higher average order and growth in Active Representatives. Economic uncertainty in the region may restrain growth rates.

During the three- and nine-month period ended September 30, 2010, operating margin benefited by .6 points and 2.1 points, respectively, due to lower CTI restructuring compared to the same period in the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the increase in operating margin during the three-month period of 2010 was primarily driven by improved gross margin, largely from improved manufacturing productivity including the benefits of SSI, partially offset by increased advertising. On an Adjusted Non-GAAP basis, the increase in operating margin during the nine-month period of 2010 was primarily driven by the benefit of leverage from higher revenues with fixed overhead expenses.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Western Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$332.1	$298.2	11%	16%	$984.5	$841.2	17%	16%
Operating profit	33.4	11.7	185%	191%	115.0	30.8	273%	229%
CTI restructuring	(.3)	5.4			(3.5)	20.3
Adjusted Non-GAAP operating profit	33.1	17.1	94%	102%	111.5	51.1	118%	109%

Operating margin	10.1%	3.9%	6.2	6.2	11.7%	3.7%	8.0	7.8
CTI restructuring	(.1)	1.8			(.4)	2.4
Adjusted Non-GAAP operating margin	10.0%	5.7%	4.3	4.3	11.3%	6.1%	5.2	5.2

Units sold				5%				12%
Active Representatives				14%				14%

Total revenue for the three- and nine-month periods ended September 30, 2010, increased as a result of an increase in Active Representatives. The region’s revenue growth during 2010 was primarily due to significant growth in South Africa and Turkey, as well as the acquisition of Liz Earle, which contributed approximately 4 points and 3 points to revenue growth for the three- and nine-month periods of 2010, respectively. During the three- and nine-month periods ended September 30, 2010, revenue increased 13% and 26% in Turkey, respectively, and Constant $ revenue increased 15% and 22% for the three- and nine-month periods ended September 30, 2010, due primarily to strong growth in Active Representatives, driven by continued investments in RVP. During the three- and nine-month periods ended September 30, 2010, revenue growth in South Africa of 73% and 89%, respectively, partially benefited from favorable foreign exchange. Constant $ revenue growth of 63% and 66% for the three- and nine-month periods ended September 30, 2010, in South Africa was primarily attributable to strong growth in Active Representatives, driven by investments in RVP, and the expansion of our geographic reach in the country. During the three-month period ended September 30, 2010, revenues in the United Kingdom declined 3% due to the unfavorable impact of foreign currency. During the three-month period ended September 30, 2010, Constant $ revenue in the United Kingdom increased by 1%, driven by a growth in Active Representatives, partially offset by lower average order. During the nine-month period ended September 30, 2010, revenue increased by 1% in the United Kingdom, while Constant $ revenue also increased by 1%, due to a growth in Active Representatives, partially offset by a lower average order.

During the three- and nine-month period ended September 30, 2010, operating margin benefited by 1.9 points and 2.8 points, respectively, due to lower CTI restructuring compared to the same period in the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the increase in operating margin during the three- and nine-month periods of 2010, was primarily driven by improvements in gross margin, driven by improved manufacturing productivity including the benefits of SSI.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$229.7	$222.6	3%	(4)%	$676.5	$631.0	7%	—
Operating profit	22.7	23.2	(2)%	(13)%	74.7	49.9	50%	32%
CTI restructuring	(.7)	2.4			(.5)	15.1
Adjusted Non-GAAP operating profit	22.0	25.6	(14)%	(24)%	74.2	65.0	14%	3%

Operating margin	9.9%	10.4%	(.5)	(1.0)	11.0%	7.9%	3.1	2.7
CTI restructuring	(.3)	1.1			(.1)	2.4
Adjusted Non-GAAP operating margin	9.6%	11.5%	(1.9)	(2.4)	11.0%	10.3%	.7	.3

Units sold				2%				3%
Active Representatives				2%				4%

Total revenue for the three- and nine-month periods ended September 30, 2010, increased due to favorable foreign exchange and growth in Active Representatives, partially offset by a lower average order. The region’s Constant $ revenue decline for the three- month period ended September 30, 2010, was primarily due to a decline in Japan, partially offset by a growth in the Philippines. The region’s Constant $ revenue was flat for the nine-month period ended September 30, 2010, due to a decline in Japan, offset by a growth in the Philippines. Revenue grew 13% and 16%, respectively, for the three- and nine-month periods ended September 30, 2010, in the Philippines, benefiting partially from favorable foreign exchange. Constant $ revenue for the three- and nine-month periods ended September 30, 2010, in the Philippines increased by 7% and 10%, respectively, driven by growth in Active Representatives, which was supported by RVP initiatives. Revenue in Japan decreased by 13% and 9%, respectively, for the three- and nine-month periods ended September 30, 2010. Constant $ revenue in Japan decreased by 20% and 14%, respectively, for the three- and nine-month periods ended September 30, 2010, due to lower revenues from both direct mail and direct selling. We continue to see downward pressure on our results in Japan.

During the three- and nine-month period ended September 30, 2010, operating margin benefited by 1.4 points and 2.5 points, respectively, due to lower CTI restructuring compared to the same period in the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, operating margin for the three-month period ended September 30, 2010, declined primarily due to an increased investment in RVP. On an Adjusted Non-GAAP basis, excluding CTI restructuring, operating margin for the nine-month period ended September 30, 2010, benefited from improved gross margin, which benefited from lower product costs.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

China

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2010	2009	US$	Constant $	2010	2009	US$	Constant $
Total revenue	$47.1	$67.3	(30)%	(31)%	$174.0	$252.7	(31)%	(31)%
Operating profit	(2.8)	2.5	(212)%	(213)%	(15.1)	23.1	(165)%	(165)%
CTI restructuring	.1	(.8)			(.9)	(.2)
Adjusted Non-GAAP operating profit	(2.7)	1.7	(259)%	(254)%	(16.0)	22.9	(170)%	(170)%

Operating margin	(5.9)%	3.7%	(9.6)	(9.7)	(8.7)%	9.1%	(17.8)	(17.8)
CTI restructuring	.2	(1.2)			(.5)	(.1)
Adjusted Non-GAAP operating margin	(5.7)%	2.5%	(8.2)	(8.2)	(9.2)%	9.1%	(18.3)	(18.3)

Units sold				(28)%				(36)%
Active Representatives				(36)%				(25)%

Total revenue for the three- and nine-month periods ending September 30, 2010, decreased due to significant revenue declines in both direct selling and Beauty Boutiques. The fundamental challenges in our complex hybrid business model, including conflicting needs of retail and direct selling, impacted both businesses, resulting in a 36% and 25% reduction in Active Representatives for the three- and nine-month periods, respectively. Our continued transition away from our complex hybrid business model to one which focuses on direct selling and updating our service center model, is expected to include a realigned field compensation structure and recalibrated merchandising and campaign management strategies to support direct selling. This will position us to significantly expand our direct selling penetration and coverage. However, this transition may result in attrition in our Beauty Boutiques over time. The transition will continue to negatively impact our near-term outlook. We remain optimistic about our long-term revenue and operating profit opportunities.

The unfavorable change in operating margin for the three- and nine-month periods ending September 30, 2010, is primarily driven by significantly lower revenues.

For information concerning an internal investigation into our China operations, see Note 5 to the Consolidated Financial Statements included herein.

Global Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Total Global expenses	$176.8	$145.2	22%	$515.3	$406.4	27%
Allocated to segments	(116.8)	(103.2)	(13)%	(341.6)	(311.9)	(10)%

Net Global expenses	$60.0	$42.0	42%	$173.7	$94.5	84%

The increase in Net Global expenses for both the three and nine months ended September 30, 2010, was primarily attributable to significant professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein of approximately $24 (up approximately $17 from the three months ended September 30, 2009) and approximately $72 (up approximately $49 from the nine months ended September 30, 2009), respectively. The increase in Net Global expenses for the nine months ended September 30, 2010 was also due to higher costs associated with global initiatives and costs associated with business acquisitions. Professional and related fees associated with the FCPA investigation and compliance reviews, while difficult to predict, are expected to continue during the course of this investigation. These costs were not allocated to the segments.

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

In July 2010, Avon completed the purchase of substantially all the assets and liabilities of Silpada for approximately $650, in cash. Pursuant to the terms of the agreement, we may be required to pay additional consideration in 2015 if Silpada’s North America business achieves specific earnings target. The acquisition was funded with cash and commercial paper borrowings.

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

Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the first nine months of 2010 was $91 higher than during the first nine months of 2009, primarily due to lower net payments for value added taxes in Brazil and higher cash related net income, partially offset by the timing of payments relating to our restructuring programs.

We currently expect inventory days to be unfavorable operationally at December 31, 2010 compared to December 31, 2009.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first nine months of 2010 was $903 higher than during the first nine months of 2009, primarily due to the acquisition of Silpada and Liz Earle. In addition during the first half of 2009, we redeemed certain corporate-owned life insurance policies.

Capital expenditures in 2010 are currently expected to be in the range of $300 to $325 and will be funded by cash from operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $239 during the first nine months of 2010, compared favorably to cash provided by financing activities of $16 during the first nine months of 2009 primarily due to the issuance of commercial paper in 2010 to finance the Silpada acquisition. Net cash provided by financing activities in 2009 included proceeds from a $850 debt issuance during the first quarter of 2009, which was partially offset by a repayment of commercial paper of $204.

We increased our quarterly dividend payments to $.22 per share in 2010 from $.21 per share in 2009.

AVON PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Capital Resources

We maintain a $1,000.0 revolving credit and competitive advance facility (the “credit facility”). See our 2009 Form 10-K for more information on the credit facility. The credit facility matures in January 2011 and is expected to be renewed in the fourth quarter of 2010. There were no borrowings under this credit facility as of September 30, 2010.

We also maintain a $1,000.0 commercial paper program, which is supported by the credit facility. There was $457 outstanding under this program as of September 30, 2010.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

We use interest rate swaps, which effectively convert the fixed rate on the long-term debt to a floating interest rate, to manage our interest rate exposure. At September 30, 2010, and December 31, 2009, we held interest-rate swap agreements that effectively converted approximately 96% and 82%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at September 30, 2010, and December 31, 2009 was approximately 98% and 83%, respectively.

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

•	the inventory obsolescence and other costs associated with our product line simplification program;

•	our ability to effectively implement initiatives to reduce inventory levels in the time period and in the amounts we expect;

•	our ability to achieve growth objectives or maintain rates of growth, particularly in our largest markets and developing and emerging markets, such as Brazil or Russia;

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at September 30, 2010, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

(c) Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2010.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/10 - 7/31/10	796	(2)	$28.93	—	$1,819,774,000
8/1/10 - 8/31/10	3,850	(2)	29.82	—	1,819,774,000
9/1/10 - 9/30/10	9,576	(2)	31.52	—	1,819,774,000

Total	14,222		$30.92	—

(1)

There were no shares purchased during the third quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007. The program commenced on December 17, 2007 and is scheduled to expire on December 17, 2012.

(2)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)
Date: October 28, 2010
/S/ STEPHEN IBBOTSON
Stephen Ibbotson
Group Vice President, and Corporate Controller
Signed both on behalf of the registrant and as chief accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of July 9, 2010, by and among Avon Products, Inc., SD Acquisition LLC, Silpada Designs, Inc., the stockholders of Silpada Designs, Inc., and Gerald A. Kelly, Jr., solely in his capacity as representative of Silpada Designs, Inc. and the stockholders of Silpada Designs, Inc. (incorporated by reference to Exhibit 2.1 to Avon’s Current Report on Form 8-K filed on July 12, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Furnished, not filed