Form 10-K
period 2010-12-31
AVON PRODUCTS INC
filed 2011-02-24
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2010 (the last business day of our most recently completed second quarter) was $11.4 billion.

The number of shares of Common Stock (par value $.25) outstanding at January 31, 2011, was 429,774,772

Documents Incorporated by Reference

Part III - Portions of the registrant’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders.

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

•

a general economic downturn, a recession globally or in one or more of our geographic regions, such as North America, or sudden disruption in business conditions, and the ability of our broad-based geographic portfolio to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;

•

the effect of political, legal, tax and regulatory risks imposed on us, our operations or our Representatives, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

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

•

the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

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

•

any developments in or consequences of investigations and compliance reviews, and any litigation related thereto, including the ongoing internal investigation and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

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

•

our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance the Representative and consumer experience and increase Representative productivity through Service Model Transformation and other investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct selling model;

•

the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in any material pending and future litigations or with respect to the legal status of Representatives;

•	our ratings, our access to cash and financing and ability to secure financing at attractive rates; and

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations.

We undertake no obligation to update any such forward-looking statements.

PART I

(Dollars in millions, except per share data)

ITEM 1. BUSINESS

When used in this report, the terms “Avon,” “Company,” “we,” “our” or “us” mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.

General

We are a global manufacturer and marketer of beauty and related products. We commenced operations in 1886 and were incorporated in the State of New York on January 27, 1916. We conduct our business in the highly competitive beauty industry and compete against other consumer packaged goods (“CPG”) and direct-selling companies to create, manufacture and market beauty and non-beauty-related products. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products and nutritional products.

Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores, department stores), our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Financial information relating to our reportable segments is included in the “Segment Review” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as “MD&A”, on pages 20 through 43 of this 2010 Annual Report on Form 10-K, which we refer to in this report as our “2010 Annual Report”, and in Note 13, Segment Information, on pages F-33 through F-35 of our 2010 Annual Report. Information about geographic areas is included in Note 13, Segment Information, on pages F-33 through F-35 of our 2010 Annual Report.

Over the past five years, we have been implementing our multi-year turnaround plan through various strategic initiatives, including our 2005 and 2009 Restructuring Programs, product line simplification program (“PLS”), strategic sourcing initiative (“SSI”) and investments in advertising and our Representatives. Additional information regarding our strategic initiatives is included in the “Overview” and “Strategic Initiatives” sections within MD&A on pages 20 through 23 and additional information regarding our inventory is included in the “Provisions for Inventory Obsolescence” and “Liquidity and Capital Resources” sections within MD&A on pages 25 and 40 through 42 of our 2010 Annual Report.

In July 2010, we purchased substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), a direct seller of jewelry products, primarily in North America.

Distribution

We presently have sales operations in 64 countries and territories, including the U.S., and distribute our products in 41 more. Unlike most of our competitors, which sell their products through third party retail establishments (e.g., drug stores, department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by approximately 6.5 million active independent Representatives. Representatives are independent contractors and not our employees. Representatives earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.

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

In some markets, we use decentralized branches, satellite stores and independent retail operations to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for us with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license our beauty centers and other retail-oriented and direct to consumer opportunities to reach new customers in complementary ways to direct selling. In the U.S. and selected other markets, we also market our products through consumer websites (www.avon.com in the U.S.).

The recruiting or appointing and training of Representatives are the primary responsibilities of district sales managers and zone managers. Depending on the market and the responsibilities of the role, some of these individuals are our employees and some are independent contractors. Those who are employees are paid a salary and an incentive based primarily on the achievement of a sales objective in their district. Those who are independent contractors are rewarded primarily based on total sales achieved in their zones or downlines. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level compensation program which gives Representatives, known as Sales Leadership Representatives, the opportunity to earn bonuses based on the net sales made by Representatives they have recruited and trained in addition to discounts earned on their own sales of our products. This program generally limits the number of levels on which commissions can be earned to three and continues to focus on individual product sales by Sales Leadership Representatives. The primary responsibilities of Sales Leadership Representatives are the prospecting, appointing, training and development of their down-line Representatives while maintaining a certain level of their own sales. Development of the Sales Leadership program throughout the world is one part of our long-term growth strategy. As described above, the Representative is the “store” through which we primarily sell our products and given the high rate of turnover among Representatives (a common characteristic of direct selling), it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business. As part of our multi-year turnaround plan, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing Representatives, as well as training and developing our direct-selling executives.

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

Our principal competition in the fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through retail establishments and direct-selling.

We believe that the personalized customer service offered by our Representatives; the amount and type of field incentives we offer our Representatives on a market-by-market basis; the high quality, attractive designs and prices of our products; the high level of new and innovative products; our easily recognized brand name and our guarantee of product satisfaction are significant factors in helping to establish and maintaining our competitive position.

International Operations

Our international operations are conducted primarily through subsidiaries in 63 countries and territories outside of the U.S. In addition to these countries and territories, our products are distributed in 41 other countries and territories through distributorships.

Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

See the sections “Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks” and “Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations” in Item 1A on page 8 of our 2010 Annual Report.

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

Packages, consisting of containers and packaging components, are designed by our staff of artists and designers. The design and development of new Beauty products are affected by the cost and availability of materials such as glass, plastics and chemicals. We believe that we can continue to obtain sufficient raw materials and supplies to manufacture and produce our Beauty products for the foreseeable future.

As further described in the “Overview” and “Strategic Initiatives” sections within MD&A on pages 20 through 23, we continue to implement the principles of SSI to reduce direct and indirect costs of materials, goods and services. Under this initiative, we continue to shift our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort.

We also continue to implement an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to continue in phases over the next several years. We have completed implementation in certain significant markets.

See Item 2, Properties, for additional information regarding the location of our principal manufacturing facilities.

Product Categories

Each of our three product categories account for 10% or more of consolidated net sales. The following is the percentage of net sales by product category for the years ended December 31:

	2010	2009	2008
Beauty	71%	72%	72%
Fashion	19%	18%	18%
Home	10%	10%	10%

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

Seasonal Nature of Business

Our sales and earnings have a marked seasonal pattern characteristic of many companies selling Beauty, gift and decorative products, apparel, and fashion jewelry. Holiday sales cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is, by its nature, difficult to forecast. Fourth quarter revenue and operating data was as follows:

	2010	2009
Fourth quarter revenues as a % of total revenue	29%	31%
Fourth quarter operating profit as a % of total operating profit	33%	41%

The fourth quarter operating profit comparison between 2010 and 2009 was impacted by higher costs to implement our restructuring initiatives in 2010 compared to 2009. The fourth quarter of 2010 included costs to implement our restructuring initiatives of $58.3, whereas the fourth quarter of 2009 included $33.7 of costs to implement our restructuring initiatives.

Research and Product Development Activities

New products are essential to growth in the highly competitive cosmetics industry. Our research and development department’s efforts are significant to developing new products, including formulating effective beauty treatments relevant to women’s needs, and redesigning or reformulating existing products. To increase our brand competitiveness, we have sustained our focus on new technology and product innovation to deliver first-to-market products that provide visible consumer benefits.

Our global research and development facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have satellite research facilities located in Argentina, Brazil, China, Mexico, Poland and South Africa. In 2010, we invested in our R&D facility in Shanghai, China to increase our ability to develop products to better meet Asian consumers’ needs.

In 2010, our most significant product launches included: UCR Mega Impact Lipstick, Super Extend Mascara, Eternal Magic Fragrance, Outspoken by Fergie Fragrance, Anew Platinum Night Cream and Serum, Anew Luminosity-Pro Serum, and Advance Technique Lotus Shield .

The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $72.6 in 2010, $65.4 in 2009 and $69.7 in 2008. This research included the activities of product research and development and package design and development. Most of these activities were related to the development of Beauty products.

Environmental Matters

In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect on our capital expenditures, financial position or competitive position.

Employees

At December 31, 2010, we employed approximately 42,000 employees. Of these, approximately 6,200 were employed in the U.S. and 35,800 in other countries.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2010, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings including reports, proxy and information statements, and other information regarding the Company are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2010 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Our success depends on our ability to execute fully our global business strategy.

Our ability to implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•	implement our multi-year restructuring programs and achieve anticipated savings from the initiatives under these programs;

•	increase our beauty sales and market share, and strengthen our brand image;

•	realize anticipated cost savings and reinvest such savings effectively in consumer-oriented investments and other aspects of our business;

•	implement appropriate product mix and pricing strategies, including our PLS program and achieve anticipated benefits from these strategies;

•	implement enterprise resource planning and SSI and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•	implement customer service initiatives, the Sales and Operation Planning process and a zero overhead growth philosophy;

•	implement and continue to innovate our Internet platform and technology strategies;

•	implement our outsourcing strategies;

•	implement initiatives to reduce inventory levels;

•	secure financings at attractive rates, maintain appropriate cash flow levels and implement cash management, tax, foreign currency hedging and risk management strategies;

•	transition our business in North America, including optimizing our product portfolio and enhancing field fundamentals;

•

implement our Sales Leadership program globally, recruit Representatives, enhance the Representative experience and increase their productivity through Service Model Transformation and other investments in the direct selling channel;

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

We may experience difficulties, delays or unexpected costs in completing our multi-year turnaround plan, including achieving the anticipated savings and benefits of the initiatives thereunder.

In November 2005, we announced a multi-year turnaround plan as part of a major drive to fuel revenue growth and expand profit margins, while increasing consumer investments. Restructuring initiatives that are part of the turnaround plan include: enhancement of organizational effectiveness, implementation of a global manufacturing strategy through facilities realignment, additional supply chain efficiencies in the areas of procurement and distribution and streamlining of transactional and other services through outsourcing and moves to low-cost countries. As part of the turnaround plan, we also launched our PLS program and SSI initiative. In February 2009, we announced a new restructuring program under our multi-year turnaround plan, which focuses on restructuring our global supply chain operations, realigning certain local business support functions to a more regional basis to drive increased efficiencies, streamlining transaction-related services, including selective outsourcing, and reorganizing certain functions.

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

There can be no assurance that we will be able to achieve profitable growth in the future or maintain rates of growth, particularly in our largest markets and developing and emerging markets, such as Brazil or Russia. Our growth overall is also subject to the strengths and weakness of our individual markets, including our international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn, recession, cost inflation, competitive or other market pressures in one or more particular regions. Our ability to increase or maintain revenue and earnings depends on numerous factors, and there can be no assurance that our current or future business strategies will lead us to achieve our growth objectives or maintain our rates of growth.

Our business is conducted worldwide primarily in one channel, direct selling.

Our business is conducted worldwide, primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through approximately 6.5 million active independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. As a result, in order to maintain our business and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis and continue to innovate the direct-selling model. If consumers change their purchasing habits, such as by reducing purchases of beauty and related products generally, or by reducing purchases from Representatives or buying beauty and related products in channels other than in direct selling, this could reduce our sales and have a material adverse effect on our business, financial condition and results of operations. If our competitors establish greater market share in the direct-selling channel, our business, financial condition and operating results may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, financial condition and operating results may be adversely affected.

Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth, particularly in new international markets, and to maintain the current level of operations, particularly in our existing international markets, is exposed to risks associated with our international operations, including:

•

the possibility that a foreign government might ban or severely restrict our business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

•	the lack of well-established or reliable legal systems in certain areas where we operate;

•	the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities;

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

We are also subject to the adoption, interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, records and information management, and tariffs and taxes, which may require us to adjust our operations and systems in certain markets where we do business. For example, privacy and data protection laws are subject to frequently changing rules and regulations, which may vary among the various jurisdictions where we operate. If we are unable to adhere to or successfully implement processes in response to changing regulatory requirements, our business and/or reputation may be adversely affected. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the U.S. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time.

We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations.

We operate globally, through operations in various locations around the world, and derive approximately 83% of our consolidated revenue from our operations outside of the U.S.

One risk associated with our international operations is that the functional currency for most of our international operations is the applicable local currency. Because of this, movements in exchange rates may have a significant impact on our earnings, cash flow and financial position. For example, currencies for which we have significant exposures include the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolívar. Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, results of operations and financial condition.

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

Inflation is another risk associated with our international operations. For example, Venezuela has been designated as a highly inflationary economy. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. Given Venezuela’s designation as a highly inflationary economy and the devaluation of the official rate, our revenue, operating profit, and net income will continue to be negatively impacted in 2011 and beyond. In addition, there can be no assurance that other countries in which we operate will not also become highly inflationary and that our operations will not be negatively impacted as a result. See the “Segment Review” section within MD&A on page 33 of our 2010 Annual Report for additional information regarding Venezuela.

A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions may adversely affect our business, including consumer purchases of discretionary items, such as beauty and related products.

A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures, could adversely affect our business. Recent global economic events over the past few years, especially in North America, including job losses, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. If current economic conditions continue or worsen, we could experience potential declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by customers, prospective customers and suppliers. Additionally, if these conditions continue or worsen, any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to issue commercial paper, raise additional capital or the ability of lenders to maintain our credit lines, and our ability to maintain offshore cash balances, or otherwise negatively impact our business, results of operations and financial condition.

Consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2011 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

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

We face significant competition.

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers by other direct-selling and direct-sales companies and through the Internet, and against products sold through the mass market and prestige retail channels. We also face increasing competition in our developing and emerging markets.

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

Any acquisitions may expose us to additional risks.

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

We employ information technology systems to support our business, including systems to support financial reporting, an enterprise resource planning system which we are implementing on a worldwide basis, and an internal communication and data transfer network. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection and invoicing systems and on-line training. We have Internet sites in many of our markets, including business-to-business sites to support Representatives. We have undertaken initiatives to increase our reliance on employing information technology systems to support our Representatives, as well as initiatives, as part of our multi-year restructuring program, to outsource certain services, including the provision of global human resources information technology systems to our employees and other information technology processes. Any of these systems may be susceptible to outages or disruptions due to the complex landscape of localized applications and architectures as well as incidents due to legacy or unintegrated systems or both, fire, floods, power loss, telecommunications failures, terrorist attacks, break-ins and similar events. There may be other challenges and risks as we upgrade, modernize, and standardize our information technology systems on a worldwide basis. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, data security breaches, break-ins and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operation.

Third-party suppliers provide, among other things, the raw materials used to manufacture our Beauty products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.

We manufacture and package almost all of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers for our Beauty products. Almost all of our non-Beauty products are purchased from various suppliers. Additionally, we produce the brochures that are used by Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our Beauty products, the purchasing of our non-Beauty products or the production of our brochures. This risk may be exacerbated by SSI, which is shifting our purchasing strategy toward a globally-coordinated effort. Furthermore, increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.

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

Our continued success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and related products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. If we are unable to anticipate and respond to trends in the market for beauty and related products and changing consumer demands, our financial results will suffer. This risk may be exacerbated by our PLS program, which is leading to significant changes to our product offerings.

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

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny. The regulatory environment with regard to direct selling in emerging and developing markets where we do business is evolving, and officials in such locations often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with local laws and regulations. Any determination that our operations or activities, or the activities of our Representatives, are not in compliance with existing laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business and/or reputation.

We are investigating Foreign Corrupt Practices Act (FCPA) and related U.S. and foreign law matters, and from time to time we may conduct other internal investigations and compliance reviews, the consequences of which could negatively impact our business.

From time to time, we may conduct internal investigations and compliance reviews, the consequences of which could negatively impact our business. Any determination that our operations or activities are not in compliance with existing United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other legal or regulatory proceedings, as well as government investigations, which often involve complex legal issues and are subject to uncertainties, may also follow as a consequence. It is our policy to cooperate with U.S. and foreign government agencies and regulators, as appropriate, in connection with our investigations and compliance reviews.

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

As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of other countries selected to represent each of the Company’s four other international geographic segments. The internal investigation and compliance reviews are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are ongoing, and we continue to cooperate with both agencies with respect to these matters. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigation and compliance reviews.

Any determination that our operations or activities, including our licenses or permits, importing or exporting, or product testing or approvals are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, modification of business practices and compliance programs, equitable remedies, including disgorgement, injunctive relief and other sanctions that we may take against our personnel or that may be taken against us or our personnel. In addition, pending the outcome of these matters, certain personnel actions have been taken, including the placing of the Senior Vice President, Western Europe, Middle East & Africa, Asia Pacific and China on administrative leave in connection with the internal investigation relating to our China operations, and additional personnel actions may be taken in the future. Further, other countries in which we do business may initiate their own investigations and impose similar sanctions. Because the internal investigation and compliance reviews are ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, results of operations or financial condition.

Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.

Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. Finally, recent pension funding requirements under the Pension Protection Act of 2006, such as pension funding obligations and limitations on a hybrid plan’s interest crediting rate to the “market rate of return”, may result in a significant increase or decrease in the valuation of pension obligations affecting the reported funded status of our pension plans.

The market price of our common stock could be subject to fluctuations as a result of many factors.

Factors that could affect the trading price of our common stock include the following:

•	variations in operating results;

•	economic conditions and volatility in the financial markets;

•	announcements or significant developments in connection with our business and with respect to beauty and related products or the beauty industry in general;

•	actual or anticipated variations in our quarterly or annual financial results;

•	governmental policies and regulations;

•	estimates of our future performance or that of our competitors or our industries;

•	general economic, political, and market conditions;

•	market rumors; and

•	factors relating to competitors.

The trading price of our common stock has been, and could in the future continue to be, subject to significant fluctuations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal properties worldwide consist of manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Our domestic manufacturing facilities are located in Morton Grove, IL and Springdale, OH. Our domestic distribution centers are located in Atlanta, GA; Zanesville, OH; and Pasadena, CA. Our research and development facility is located in Suffern, NY. We also lease office space in three locations in New York City and own property in Rye, NY, for our executive and administrative offices. In early 2010, we entered into a lease for a new office location in New York City that as of June, 2011 is expected to replace one of the existing New York City office locations on more favorable terms.

In 2010 Avon acquired Silpada Designs, Inc., a direct seller of sterling silver jewelry with operations in the United States including an office and warehouse in Lenexa, Kansas.

Other principal properties outside the U.S. measuring 50,000 square feet or more include the following:

•	two distribution centers for primary use in North America operations (other than in the U.S.);

•	four manufacturing facilities, eleven distribution centers and two administrative offices in Latin America;

•	three manufacturing facilities in Europe, primarily servicing Western Europe, Middle East & Africa and Central & Eastern Europe;

•	six distribution centers and three administrative offices in Western Europe, Middle East & Africa;

•	four distribution centers and two administrative offices in Central & Eastern Europe;

•	four manufacturing facilities, four distribution centers, and two administrative offices in Asia Pacific; and

•	two manufacturing facilities and six distribution centers in China.

Of all the properties listed above, 33 are owned and the remaining 38 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.

We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.

In January 2007, we announced plans to realign certain North America distribution operations. This initiative included the building of a new distribution center in Zanesville, OH, which we opened in 2009. We have closed our distribution branch in Newark, DE. Additionally, we closed our distribution branch in Glenview, IL in mid-2010. Both properties are listed for sale.

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

In July 2009, we announced plans to realign manufacturing operations in North America and Europe. This initiative includes the closing of manufacturing facilities in Springdale, OH in 2012 and the sale of the property in Germany.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to Note 16, Contingencies, on page F-40 through F-41 of our 2010 Annual Report.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Avon’s Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2010, there were approximately 16,549 holders of record of our common stock. We believe that there are many additional shareholders who are not “shareholders of record” but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2010 and 2009 are listed below. For information regarding future dividends on our common stock, see the “Liquidity and Capital Resources” section within MD&A on pages 40 through 43.

	2010			2009
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$34.14	$29.21	$.22	$25.10	$15.20	$.21
Second	34.76	25.73	.22	27.59	19.37	.21
Third	32.87	26.46	.22	33.96	25.11	.21
Fourth	35.49	28.56	.22	36.12	31.45	.21

Stock Performance Graph

Assumed $100 invested on December 31, 2005, in Avon’s common stock, the S&P 500 Index and the Industry Composite. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2005	2006	2007	2008	2009	2010
Avon	100.00	118.45	144.53	90.03	121.69	115.69
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Industry Composite(2)	100.00	114.74	132.38	113.72	122.76	133.31

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.
(2)	The Industry Composite includes Alberto-Culver, Clorox, Colgate–Palmolive, Estée Lauder, Kimberly Clark, Procter & Gamble and Revlon.

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

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock during the fourth quarter of 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/10 – 10/31/10	34,389	$32.02	—	$1,819,774,000
11/1/10 – 11/30/10	885	30.22	—	1,819,774,000
12/1/10 – 12/31/10	—	—	—	1,819,774,000

Total	35,274	31.97	—

(1)	Consists of shares that were repurchased by us in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
(2)

There were no shares purchased during the fourth quarter of 2010 as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007. The program commenced on December 17, 2007, and is scheduled to expire on December 17, 2012.

(Dollars in millions, except per share data)

ITEM 6. SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes.

	2010	2009	2008	2007 (1)	2006
Income Data
Total revenue	$10,862.8	$10,205.2	$10,507.5	$9,759.3	$8,571.0
Operating profit (2)	1,073.2	1,005.6	1,324.5	874.7	757.7
Income from continuing operations, net of tax	595.2	619.2	882.5	533.2	473.1
Diluted earnings per share from continuing operations	$1.36	$1.43	$2.03	$1.21	$1.07
Cash dividends per share	$0.88	$0.84	$0.80	$0.74	$0.70
Balance Sheet Data
Total assets	$7,873.7	$6,823.4	$6,074.0	$5,716.2	$5,072.2
Debt maturing within one year	727.6	137.8	1,030.7	929.4	615.5
Long-term debt	2,408.6	2,307.2	1,456.0	1,167.7	1,170.5
Total debt	3,136.2	2,445.0	2,486.7	2,097.1	1,786.0
Total shareholders’ equity	1,672.6	1,312.6	712.3	749.8	827.4

(1)

In 2007, we recorded a decrease of $18.3 to shareholders’ equity from the initial adoption of the provisions for recognizing and measuring tax positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements as required by the Income Taxes Topic of the FASB Accounting Standards Codification (the “Codification”).

(2)

A number of items, shown below, impact the comparability of our operating profit. See Latin America Segment review on page 32-34 and Note 15, Restructuring Initiatives, to this 2010 Annual Report for more information on these items

	2010	2009	2008	2007	2006
Costs to implement restructuring initiatives related to our multi-year restructuring programs	$80.7	$170.9	$59.3	$157.5	$217.1
Inventory obsolescence expense (benefit) related to our product line simplification program	—	—	(13.0)	167.3	72.6
Venezuelan special items (3)	81.0	—	—	—	—

(3)

During 2010, our operating margin was negatively impacted by the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis. As a result of using the historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, during 2010 operating profit was negatively impacted by $81 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. In addition to the negative impact to operating profit, during 2010 we also recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. See discussion of Venezuela within the “Segment Review - Latin America” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

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

Refer to the Non-GAAP Financial Measures on page 24 of this 2010 Annual Report for a description of how Constant dollar (“Constant $”) growth rates (a Non-GAAP financial measure) are determined.

Overview

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 64 countries and territories, including the U.S., and distribute products in 41 more. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by approximately 6.5 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2010, approximately 83% of our consolidated revenue was derived from operations outside the U.S.

During 2010, revenues increased 6%, favorably impacted by growth in Active Representatives. Constant $ revenues also increased 6%. Acquisitions benefited full-year revenue growth by approximately 1%. Sales from products in the Beauty category increased 6%, also 6% on a Constant $ basis, due to a 1% increase in units and 5% increase in net per unit. Active Representatives increased 4%.

Following strong performance during the first half of 2010, revenue growth softened during the second half of the year. The first half of 2010 realized revenue growth of 11%, or 8% on a Constant $ basis, with operating margin expansion of 150 basis points, or 90 basis points improvement on an adjusted Non-GAAP basis, which excludes costs to implement restructuring initiatives and Venezuelan special items. The second half of 2010 realized revenue growth of 3%, or 6% on a Constant $ basis, with acquisitions benefiting the growth by 3%. This slowdown of organic revenue growth pressured operating margins. Revenue growth in the second half of 2010 was negatively impacted by a slowdown in two of our largest and most profitable markets, Brazil and Russia.

Brazil’s performance in the second half of 2010 was primarily driven by service disruptions resulting in shorting of products. Brazil’s revenue grew 38% and 9% during the first half and second half of 2010, respectively, with Constant $ revenue growth rates of 13% in the first half and 4% in the second half. The mid-year implementation of government mandated e-invoicing exacerbated our legacy order processing systems and capacity which have also been pressured by a significant increase in order scale in recent years.

Russia’s revenue grew 26% in the first half of 2010, but was flat during the second half, with Constant $ growth rates of 14% in the first half and 2% in the second half. Russia’s performance in the second half of 2010 was primarily a result of slowing field growth due to weak incentives. Increases in social benefit taxes levied against certain Representatives exacerbated the slowdown in field growth. In Russia, weaker color and skincare performance negatively impacted revenue growth in the second half of 2010.

See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During 2010, our operating margin was negatively impacted by the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis. As a result of using the historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, during 2010 operating profit was negatively impacted by $81 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30.

In addition to the negative impact to operating margin discussed above, as a result of the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis, during the first quarter of 2010 we also recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. See discussion of Venezuela within the “Segment Review - Latin America” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

We believe that our operating cash flow and global cash and cash equivalent balances of approximately $1.2 billion, coupled with the continuing execution of our turnaround strategies and the competitive advantages of our direct selling business model, will allow us to continue our focus on long-term sustainable, profitable growth. We are also focused on innovating our direct selling channel through technological and service model enhancements for our Representatives and assessing new product category opportunities.

In July 2010, we purchased substantially all the assets and liabilities of Silpada, a direct seller of jewelry products, primarily in North America, for aggregate cash consideration of approximately $650. Pursuant to the terms of the agreement, we may be required to pay additional consideration in 2015 if Silpada’s North America business achieves specific earnings targets. In March 2010, we acquired Liz Earle Beauty Co. Limited (“Liz Earle”). The acquired business is included in our Western Europe, Middle East & Africa operating segment.

In December 2010, we completed the sale of our subsidiary in Japan, which has been reflected as discontinued operations for all periods.

Strategic Initiatives

At the end of 2005, we launched a comprehensive, multi-year turnaround plan to restore sustainable growth. As part of the turnaround plan, we launched our PLS and SSI Programs. Since 2005, we have identified, and in many cases implemented, restructuring initiatives under our 2005 and 2009 Restructuring Programs. We continue to implement certain initiatives under these restructuring programs. The anticipated savings or benefits realized from these initiatives has funded and will continue to fund our investment in, amongst other things, advertising, market intelligence, consumer research and product innovation. Whenever we refer to annualized savings or annualized benefits, we mean the additional operating profit we expect to realize on a full-year basis every year following implementation of the respective initiative as compared with the operating profit we would have expected to achieve without having implemented the initiative.

Advertising and Representative Value Proposition (“RVP”)

Investing in advertising is a key strategy. We significantly increased spending on advertising over the past four years. During 2010, our investment in advertising increased by $48 or 14% and as a percentage of Beauty sales, our investment in advertising increased by 5% compared to 2009. The advertising investments supported new product launches, such as UCR Mega Impact Lipstick, Super Extend Mascara, Eternal Magic Fragrance, Outspoken by Fergie Fragrance, Anew Platinum Night Cream and Serum, Anew Luminosity-Pro Serum, and Advance Technique Lotus Shield. Advertising investments also included advertising to recruit Representatives. We have also continued to forge alliances with celebrities, including an alliance with Fergie for her Outspoken fragrance.

We continued to invest in our direct-selling channel to improve the reward and effort equation for our Representatives. We have committed significant investments for extensive research to determine the payback on advertising and field tools and actions, and the optimal balance of these tools and actions in our markets. We have allocated these significant investments in proprietary direct selling analytics to better understand the drivers of value for our Representatives. We measure our investment in RVP as the incremental cost to provide these value-enhancing initiatives. During 2010, we invested approximately $83 incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools. Investing in RVP will continue to be a key strategy. We will continue to look for ways to improve the earnings opportunity for Representatives through various means, including the following:

•	Evaluating optimum discount structures in select markets;

•	Continuing the roll-out of our Sales Leadership Program, which offers Representatives an enhanced career opportunity;

•	Strategically examining the fee structure and brochure costs to enhance Representative economics;

•	Recalibrating the frequency of campaigns to maximize Representative selling opportunities;

•	Service Model Transformation initiatives;

•	Applying the optimal balance of advertising and field investment in our key markets; and

•	Web enablement for Representatives including on-line training enhancements.

While the reward and effort will be different within our global portfolio of businesses, we believe that web enablement is a key element to reduce Representative effort worldwide. We will continue to focus on improving Internet-based tools for our Representatives.

Product Line Simplification

During 2006, we began to analyze our product line, under our PLS program, to develop a smaller range of better performing, more profitable products. The continued goal of PLS is to identify an improved product assortment to drive higher sales of more profitable products. During 2007, we completed the analysis of our product portfolio, determined the appropriate product assortment going forward and made decisions regarding the ultimate disposition of products that will no longer be part of our improved product assortment (such as selling at a discount, donation, or destruction).

Sales and marketing benefits have accounted for most of our estimated projected benefits. Improving our product assortment has allowed, and will continue to allow us, to increase exposure and improve presentation of the remaining products within our brochure, which is expected to yield more pleasurable consumer shopping experiences, easier Representative selling experiences, and greater sales per brochure page. A second source of benefits from PLS results from “transferable demand.” Transferable demand refers to the concept that when products with redundant characteristics are removed from our product assortment, some demand from the eliminated products will transfer to the remaining products that offer similar or comparable product characteristics. As part of PLS, when we have identified products that have sufficient overlap of characteristics, we have eliminated the products with the lowest profitability and we expect the products that we retain will generate more profit. A third source of benefits from PLS is less price discounting. As we have implemented operating procedures under PLS, we have introduced fewer new products and lengthened the life cycle of products in our offering. We expect these operating procedures will lead to less aggressive price discounting over a product’s life cycle.

In addition to the benefits above, supply chain benefits accounted for some of our estimated benefits. We expect improvements to cost of sales once PLS is fully implemented, primarily from a reduction in inventory obsolescence expense as a result of better managed inventory levels, lower variable spending on warehousing, more efficient manufacturing utilization and lower purchasing costs. We also expect operating expenses to benefit from a reduction in distribution costs and benefits to inventory productivity.

Given the nature of these benefits, we estimate that we realized our targeted total benefits from this program of approximately $40 during 2008, $120 during 2009 and approximately $200 in 2010, or incremental benefits of approximately $80 over 2009.

Strategic Sourcing Initiative

We launched SSI in 2007. We believe this initiative has reduced direct and indirect costs of materials, goods and services. Under this initiative, we have shifted our purchasing strategy from a local, commodity-oriented approach towards a globally-coordinated effort which leverages our volumes, allows our suppliers to benefit from economies of scale, utilizes sourcing best practices and processes, and better matches our suppliers’ capabilities with our needs. Beyond lower costs, our goals from SSI include improving asset management, service for Representatives and vendor relationships. During 2008, we realized benefits of approximately $135 from SSI. During 2009, we realized approximately $200 of benefits from SSI, or incremental benefits of approximately $65 over 2008. During 2010, we realized approximately $300 of benefits from SSI, or incremental benefits of approximately $100 over the benefits realized in 2009.

We continue to implement a Sales and Operations Planning process that is intended to better align demand plans with our supply capabilities and provide us with earlier visibility to any potential supply issues.

Enterprise Resource Planning System

We are in the midst of a multi-year global roll-out of an enterprise resource planning (“ERP”) system, which is expected to improve the efficiency of our supply chain and financial transaction processes. We began our gradual global roll-out in Europe in 2005 and have since implemented ERP in our European manufacturing facilities, our larger European direct selling operations and in the U.S. As part of this continuing global roll-out, we expect to implement ERP in other countries over the next several years leveraging the knowledge gained from our previous implementations.

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

Restructuring Initiatives

2005 Restructuring Program

We launched our original restructuring program under our multi-year turnaround plan in late 2005. We have approved and announced all of the initiatives that are part of the 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives under this program of approximately $519 before taxes. Through December 31, 2010, we have recorded total costs to implement, net of adjustments, of $513.7 ($3.2 in 2010, $20.1 in 2009, $59.3 in 2008, $157.5 in 2007, $217.1 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the 2005 Restructuring Program, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives.

The costs to implement restructuring initiatives during 2005 through 2010 are associated with specific actions, including:

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

Actions implemented under these restructuring initiatives resulted in savings of approximately $350 in 2010, $300 in 2009, and $270 in 2008. We expect to achieve annualized savings of approximately $430 once all initiatives are fully implemented by 2011-2012.

2009 Restructuring Program

In February 2009, we announced a new restructuring program under our multi-year turnaround plan. We have approved and announced all of the initiatives that are of the 2009 Restructuring Program. The restructuring initiatives under the 2009 Restructuring Program focus on restructuring our global supply chain operations, realigning certain local business support functions to a more regional basis to drive increased efficiencies, streamlining transaction-related services, including selective outsourcing, and reorganizing certain other functions. We expect to record total restructuring charges and other costs to implement these restructuring initiatives in the range of approximately $300 to $310 before taxes under the 2009 Restructuring Program. Through December 31, 2010, we have recorded total costs to implement, net of adjustments, of $228.3 ($77.5 in 2010, and $150.8 in 2009) for actions associated with our restructuring initiatives, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives. Actions implemented under these restructuring initiatives resulted in savings of approximately $15 in 2009. We achieved savings of approximately $80 in 2010. We are targeting annualized savings under the 2009 Restructuring Program of approximately $200 upon full implementation by 2012-2013.

See Note 15, Restructuring Initiatives, on pages F-35 through F-39 of our 2010 Annual Report.

On an overall basis, we estimate that we have realized approximately $500 of benefits from PLS and SSI and $430 of savings from our two restructuring programs since the inception of our multi-year turnaround plan in 2005. These savings have been offset by approximately $650 of investments in advertising and RVP.

New Accounting Standards

Information relating to new accounting standards is included in Note 2, New Accounting Standards, of our consolidated financial statements contained in this 2010 Annual Report.

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

We present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin and effective tax rate on a non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a non-GAAP basis. We have provided a quantitative reconciliation of the difference between the non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. These non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company uses the non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period to period basis, the impacts of 1) costs to implement (“CTI”) restructuring initiatives and 2) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency in January 2010 (“Venezuelan special items”). The Venezuelan special items include the impact on the Statement of Income caused by the devaluation of the Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and nonmonetary assets, such as inventory and prepaid expenses. For nonmonetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 2.15 and the revised official exchange rate of 4.30.

Critical Accounting Estimates

We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, of our consolidated financial statements contained in this 2010 Annual Report for a detailed discussion of the application of these and other accounting policies.

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

Allowances for Doubtful Accounts Receivable

Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside the U.S. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including selling schedules, business operations, seasonality and changing trends. Over the past three years, annual bad debt expense has been in the range of $195 to $222, or approximately 2.0% of total revenue. Bad debt expense, as a percent of revenue decreased by .2 points in 2010 as compared to 2009 due to improved collection efforts. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collectability of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowances for Sales Returns

We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, sales returns have been in the range of $365 to $425, or approximately 3.7% of total revenue. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.

Provisions for Inventory Obsolescence

We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected by management, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $131.1 for 2010, $120.0 for 2009, and $79.4 for 2008. Obsolescence expense for 2008 benefited by approximately $13 from changes in estimates to our disposition plan under our PLS program.

Pension, Postretirement and Postemployment Expense

We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and a portion of employees in international locations. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care and life insurance benefits subject to certain limitations to the majority of employees in the U.S. and in some foreign countries. See Note 12, Employee Benefit Plans, to our 2010 Annual Report for further information on our benefit plans.

Pension plan expense and the requirements for funding our major pension plans are determined based on a number of actuarial assumptions. These assumptions include the expected rate of return on pension plan assets, the interest crediting rate for hybrid plans and the discount rate applied to pension plan obligations.

For 2010, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. plans was 7.65%, compared to 7.60% for 2009. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.

The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for 2010 for the U.S. plan was 8%, which was based on an asset allocation of approximately 40% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 4% to 6% in the long term) and 60% in equity securities and high yield securities (which are expected to earn approximately 7% to 10% in the long term). Historical rates of return on the assets of the U.S. plan was 5.09% for the most recent 10-year period and 8.75% for the 20-year period. In the U.S. plan, our asset allocation policy has favored U.S. equity securities, which have returned 2.6% over the 10-year period and 9.5% over the 20-year period. The plan assets in the U.S. returned 14.0% in 2010 and 24.6% in 2009.

Recently issued regulations under the Pension Protection Act of 2006 require that hybrid plans limit the maximum interest crediting rate to one among several choices of crediting rates which are considered “market rates of return”. The rate chosen will affect total pension obligations. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. plan, were based on the internal rates of return for a portfolio of high quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis was 5.21% at December 31, 2010, and 5.70% at December 31, 2009. For the determination of the expected rate of return on assets and the discount rate, we take into consideration external actuarial advice.

Our funding requirements may be impacted by regulations or interpretations thereof. Our calculations of pension, postretirement and postemployment costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2010, we had pretax actuarial losses and prior service credits totaling $422.0 for the U.S. plans and $241.2 for the non-U.S. plans that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension, postretirement and postemployment obligations and future expense. During 2008, the plan assets experienced significant losses, which were mostly due to unfavorable returns on equity securities. These unfavorable returns will increase pension cost in future periods. For 2011, our assumption for the expected rate of return on assets is 8.0% for our U.S. plans and 7.31% for our non-U.S. plans. Our assumptions are reviewed and determined on an annual basis.

A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2010 pension expense:

	Increase/(Decrease) in Pension Expense
	50 Basis Point
	Increase	Decrease
Rate of return on assets	(5)	5
Discount rate	(8)	8
Rate of compensation increase	1	(1)

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

We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain some positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances. We file income tax returns in many jurisdictions. In 2011, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our filing positions are ultimately upheld, it is possible that the 2011 provision for income taxes may reflect adjustments

We recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We believe that our assessment of more likely than not is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the Consolidated Financial Statements.

Share-based Compensation

Stock options issued to employees are recognized in the Consolidated Financial Statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from historical results.

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

Goodwill and Other Identified Intangible Assets

We test goodwill and intangible assets with indefinite lives for impairment annually, and more frequently if circumstances warrant, using fair value methods. We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We completed annual goodwill and indefinite-lived intangibles impairment assessments and no adjustments were necessary for the years ended December 31, 2010, 2009 or 2008. Additionally, no events or changes in circumstances occurred that indicated that our intangible assets with defined useful lives may not be recoverable during the years ended December 31, 2010, 2009 or 2008. The asset impairment analyses performed for goodwill and indefinite-lived intangibles require several estimates including future cash flows, growth rates and the selection of discount rates. For our annual goodwill impairment test, the estimated fair value substantially exceeded the carrying values of each of our reporting units, with the exception of Silpada where the estimated fair value was similar to the carrying value, since this reporting unit was only recently acquired. See Note 17, Goodwill and Intangible Assets, to our 2010 Annual Report for further information. A significant decline in expected future cash flows and growth rates or a change in the discount rate used to fair value expected future cash flows may result in a goodwill impairment charge.

Results Of Continuing Operations - Consolidated

				%/Point Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
Total revenue	$10,862.8	$10,205.2	$10,507.5	6%	(3)%
Cost of sales	4,041.3	3,825.5	3,883.9	6%	(2)%
Selling, general and administrative expenses	5,748.4	5,374.1	5,299.1	7%	1%

Operating profit	1,073.1	1,005.6	1,324.5	7%	(24)%

Interest expense	87.1	104.8	100.4	(17)%	4%
Interest income	(14.0)	(20.2)	(37.1)	(31)%	(45)%
Other expense, net	54.7	7.3	38.2	*	*
Net income attributable to Avon	$606.3	$625.8	$875.3	(3)%	(46)%

Diluted earnings per share attributable to Avon	$1.39	$1.45	$2.03	(4)%	(29)%
Advertising expenses(1)	$400.4	$352.7	$390.5	14%	(10)%
Gross margin	62.8%	62.5%	63.0%	.3	.5
CTI restructuring	.1	.1	—	—	.1
Venezuelan special items	.6	—	—	.6
Adjusted Non-GAAP gross margin	63.5%	62.6%	63.1%	.9	.5
Selling, general and administrative expenses as a % of total revenue	52.9%	52.7%	50.4%	.2	2.3
CTI restructuring	(.7)	(1.6)	(.5)	.9	(1.1)
Venezuelan special items	(.1)	—	—	(.1)	—
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	52.2%	51.0%	49.9%	1.2	1.1
Operating profit	1,073.1	1,005.6	1,324.5	7%	(24)%
CTI restructuring	80.7	171.0	59.3
Venezuelan special items	81.0	—	—
Adjusted Non-GAAP operating profit	1,234.8	1,176.6	1,383.8	5%	(15)%
Operating margin	9.9%	9.9%	12.6%	—	(2.7)
CTI restructuring	.7	1.7	.6	(1.0)	1.1
Venezuelan special items	.7	—	—	.7	—
Adjusted Non-GAAP operating margin	11.4%	11.5%	13.2%	(.1)	(1.7)
Effective tax rate	37.0%	32.2%	27.8%	4.8	4.4
CTI restructuring	.3	(2.2)	.3	2.5	(2.5)
Venezuelan special items	(5.6)	—	—	(5.6)	—
Adjusted Non-GAAP effective tax rate	31.7%	30.0%	28.1%	1.7	1.9
Units sold				1%	3%
Active Representatives				4%	10%

Amounts	in the table above may not necessarily sum because the computations are made independently
*	Calculation not meaningful
(1)	Advertising expenses are included within selling, general and administrative expenses.

Total Revenue

During 2010, total revenues increased 6%, favorably impacted by growth in Active Representatives. Constant $ revenues also increased 6%. Acquisitions of Silpada in late July, and Liz Earle in late March, contributed approximately 1 point to revenue growth. Active Representatives increased 4%.

On a category basis, the increase in revenue during 2010 was primarily driven by an increase of 6% in Beauty sales. Within the Beauty category, fragrance increased 11%, color cosmetics increased 7%, personal care increased 5% and skincare declined 3%. Fashion sales increased 11% and Home sales increased 3%. On a Constant $ basis, the Beauty category increased 6%. Within the Beauty category, Constant $ sales of fragrance increased 12%, color cosmetics increased 6%, personal care increased 5% and skincare declined 3%. Skincare growth rates benefited by 3 points from the Liz Earle acquisition. Constant $ sales of Fashion and Home increased 11% and 5%, respectively. Fashion growth rates benefited by 6 points from the Silpada acquisition.

As noted previously in our Overview section, strong revenue performance during the first half of 2010 was offset by a slowdown in revenue growth during the second half of the year. Our second half of 2010 revenue growth was negatively impacted by a slowdown in two of our largest markets, Brazil and Russia. Brazil’s performance in the second half of 2010 was primarily driven by service disruptions resulting in shorting of products. The mid-year implementation of government mandated e-invoicing exacerbated our legacy order processing systems and capacity which have also been pressured by a significant increase in order scale in recent years. Russia’s performance in the second half of 2010 was primarily a result of slowing field growth due to weak incentives. Increases in social benefit taxes levied against certain Representatives exacerbated the slowdown in field growth. In Russia, weaker color and skincare performance negatively impacted growth in the second half of 2010.

Total revenue decreased 3% in 2009, with unfavorable foreign exchange accounting for 9 percentage points of the revenue decline. Constant $ revenue increased 6%, with increases in all segments except North America and China. Active Representatives increased 10%.

On a category basis, Constant $ Beauty sales increased 7%, while Fashion increased 2% and Home increased 6%. Within the Beauty category, Constant $ sales of skincare was flat, fragrance increased 7%, personal care increased 8% and color cosmetics increased 15%. On a reported basis, the decrease in revenue for 2009 was primarily driven by a decrease of 3% in Beauty sales, with decreases in all sub-categories of Beauty except color cosmetics. Within the Beauty category, skincare declined 9%, fragrance declined 2%, personal care declined 2% and color cosmetics increased 3%. Fashion sales decreased 5% and Home sales decreased 2%.

For additional discussion of the changes in revenue by segment, see the “Segment Review” section of this MD&A.

Gross Margin

Gross margin for 2010, increased by .3 points. On a Non-GAAP basis, excluding the impact of the CTI restructuring and the Venezuelan special items, gross margin improved .9 points, reflecting benefits from manufacturing productivity gains, which include benefits from SSI, and the favorable impact of foreign exchange transactions.

Gross margin for 2009 decreased by 0.5 points. The unfavorable impact of foreign exchange transactions lowered gross margin by an estimated 1.7 points for 2009. A portion of this negative impact from foreign exchange transactions was offset by strong manufacturing productivity gains which included benefits from SSI and strategic price increases. 2008 gross margin included benefits of approximately $13 of reduced obsolescence from changes in estimates to our disposition plan under our PLS program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2010 increased $374.3. The increase is primarily due to: higher advertising and RVP costs; significant professional and related fees associated with the FCPA investigation and compliance reviews described in Note 16 to the Consolidated Financial Statements of approximately $95 (up approximately $59 from 2009); and higher volume related costs, such as distribution costs, partially offset by lower CTI from our restructuring initiatives. On an Adjusted Non-GAAP basis, excluding the impact of CTI restructuring and the Venezuelan special items, as a percentage of revenue, selling, general and administrative expenses during 2010, increased by 1.2 points, due to higher advertising and RVP costs and the significant professional and related fees associated with the FCPA matters.

Selling, general and administrative expenses increased $75.0 during 2009 as compared to 2008, due to higher CTI from our restructuring initiatives. On an Adjusted Non-GAAP basis, excluding the impact of CTI restructuring, as a percentage of revenue, selling, general and administrative expenses during 2009, increased by 1.1 points, due to professional and related fees associated with the FCPA investigation and compliance reviews, partially offset by lower advertising costs.

See the “Segment Review” section of MD&A for additional information related to changes in operating margin by segment.

Other Expenses

Interest expense during 2010 decreased by 17%, due to lower interest rates. Interest expense increased by 4% in 2009 as compared to 2008 due to increased borrowings, partially offset by lower interest rates. At December 31, 2010, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, as compared to 82% at December 31, 2009.

Interest income decreased in both 2010 and 2009, primarily due to lower interest rates.

Other expense, net for 2010, increased due to a $46.1 negative impact from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting discussed further within the Latin America segment review. Other expense, net for 2009 was lower than during 2008 as a result of lower foreign exchange losses.

Effective Tax Rate

The effective tax rate for 2010 was 37.0%, compared to 32.2% for 2009 and 27.8% for 2008.

The effective tax rate for 2010 was unfavorably impacted by 5.6 points due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America Segment review, partially offset by 2.1 points associated with benefits from audit settlements and statute expirations. The 2010 rate as compared to the 2009 rate was unfavorably impacted by 2.0 points resulting from the inability to establish deferred taxes on certain inflationary adjustments under highly inflationary accounting in 2010. The comparison was also negatively impacted by unfavorable changes in the earnings mix of international subsidiaries, offset by a lower tax cost associated with the repatriation of earnings.

The effective tax rate for 2009 was unfavorably impacted by 3.4 points from the establishment of a valuation allowance against certain deferred tax assets primarily as a result of restructuring activities, partially offset by 2.1 points from a reduction in a foreign tax liability. The 2009 rate as compared to the 2008 rate also included a higher tax cost associated with the repatriation of 2009 earnings, offset by favorable changes in the earnings mix of international subsidiaries.

The effective tax rate for 2008 was favorably impacted by 3.6 points due to an audit settlement.

Segment Review

Below is an analysis of the key factors affecting revenue and operating profit by reportable segment for each of the years in the three-year period ended December 31, 2010.

Years ended December 31	2010		2009		2008
	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
Latin America	$4,589.5	$604.7	$4,103.2	$647.9	$3,884.1	$690.3
North America	2,244.0	155.9	2,293.4	110.4	2,522.0	213.9
Central & Eastern Europe	1,585.8	297.8	1,500.1	244.9	1,719.5	346.2
Western Europe, Middle East & Africa	1,462.1	176.5	1,277.8	84.2	1,351.7	121.0
Asia Pacific	752.4	93.4	677.3	61.6	679.3	87.7
China	229.0	(10.8)	353.4	20.1	350.9	17.7

Total from operations	10,862.8	1,320.5	10,205.2	1,169.1	10,507.5	1,476.8
Global and other expenses	—	(244.4)	—	(163.5)	—	(152.3)

Total	$10,862.8	$1,073.1	$10,205.2	$1,005.6	$10,507.5	$1,324.5

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

	2010	2009	% Change	2009	2008	% Change
Total global expenses	$713.6	$577.3	24%	$577.3	$534.5	8%
Allocated to segments	(469.2)	(413.8)	(13)%	(413.8)	(382.2)	8%

Net global expenses	$244.4	$163.5	49%	$163.5	$152.3	7%

The increase in Net Global expenses for 2010, was primarily attributable to significant professional and related fees associated with the FCPA investigation and compliance reviews described in Note 16 to the consolidated financial statements included herein of approximately $95 (up approximately $59 from 2009). The increase in Net Global expenses for 2010 was also due to higher costs associated with global initiatives and costs associated with business acquisitions. Professional and related fees associated with the FCPA investigation and compliance reviews, while difficult to predict, are expected to continue and may vary during the course of this investigation. These costs were not allocated to the segments.

The increase in total global expenses for 2009 was primarily attributable to higher legal and information technology related costs. The increase in amounts allocated to segments for 2009 is a result of a change in the mix of expenses which are allocated to the segments and higher global expenses.

Latin America – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$4,589.5	$4,103.2	12%	13%
Operating profit	604.7	647.9	(7)%	6%
CTI Restructuring	19.8	34.4
Venezuelan special items	81.0	—
Adjusted Non-GAAP operating profit	705.5	682.3	3%	4%
Operating margin	13.2%	15.8%	(2.6)	(1.0)
CTI Restructuring	.4	.8
Venezuelan special items	1.8	—
Adjusted Non-GAAP operating margin	15.4%	16.6%	(1.2)	(1.4)
Units sold				5%
Active Representatives				8%

Total revenue during 2010 increased due to growth in Active Representatives, driven by continued investments in RVP, and a higher average order. Revenue during 2010 grew 20% in Brazil and 15% in Mexico, with benefits from favorable foreign exchange, while the impact of unfavorable foreign exchange drove a revenue decline of 27% in Venezuela during 2010. Additional information regarding our Venezuela operations is discussed in more detail below. Constant $ revenue during 2010 benefited from continued growth in most markets, particularly from growth of 8% in Brazil, 8% in Mexico and 47% in Venezuela.

Constant $ revenue growth in Mexico during 2010, was driven by an increase in Active Representatives, as well as an increase in average order. Constant $ revenue growth for 2010, in Venezuela reflected a higher average order primarily due to increased prices, partially as a result of inflation, and growth in Active Representatives.

Constant $ revenue growth during 2010 in Brazil was primarily driven by an increase in Active Representatives. Constant $ revenue growth in 2010 in Brazil was pressured by service disruptions in the second half of the year and a decline in skin care sales. Brazil’s revenue grew 38% and 9% during the first half and second half of 2010, respectively, with constant $ growth rates of 13% in the first half and 4% in the second half. Brazil’s performance in the second half of 2010 was primarily driven by service disruptions resulting in shorting of products. The mid-year implementation of government mandated e-invoicing exacerbated our legacy order processing systems and capacity which have also been pressured by a significant increase in order scale in recent years as Brazil’s growth during this period outpaced our expectations and our planned infrastructure investments. These factors pressured the capacity of our legacy systems and were the primary cause of the service disruptions.

Operating margin declined during 2010 in Latin America due to the negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed further below. The decline in operating margin during 2010 caused by the Venezuelan special items was partially offset by benefits of .4 points from lower CTI restructuring. On an Adjusted Non-GAAP basis, excluding the Venezuelan special items and CTI restructuring, the decrease in operating margin in 2010 was primarily driven by higher distribution costs, increased investment in RVP and advertising, partially offset by the benefit of favorable foreign exchange.

Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for nonessential goods and services. Effective December 30, 2010, the Venezuelan government eliminated the 2.60 rate which had been available for the import of essential goods. Substantially all of the imports of our subsidiary in Venezuela (“Avon Venezuela”) falls into the nonessential classification.

As a result of the change in the nonessentials official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at U.S. historic dollar cost subsequent to the devaluation. Therefore, the historic U.S. dollar costs impacted the income statement during 2010 at a disproportionate rate as they had not been devalued based on the new exchange rates. As a result of using the U. S. historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, operating profit during 2010 was negatively impacted by $81, for the difference between the historical cost at the previous official exchange rate of 2.15 and the current official exchange rate of 4.30. Assuming no further devaluations, in 2011, the impact on operating profit of the 2010 Venezuelan currency devaluations will be immaterial.

Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2003, Avon Venezuela had been obtaining their foreign currency needs beyond the amounts that could be obtained at official rates through non-government sources where the exchange rates were less favorable than the official rate (“parallel market”). In late May 2010, the Venezuelan government took control over the previously freely-traded parallel market. Trading in the parallel market was suspended for several weeks in May and June and reopened as a regulated (“SITME”) market in early June 2010. The government has imposed volume restrictions on trading activity, limiting an entity’s activity to a maximum of $0.35 per month. The current limit is below the monthly foreign exchange requirements of our Venezuelan operations and, unless these restrictions are modified, may have a negative impact on Avon Venezuela’s future operations. There is no assurance that the Company will be able to recover the higher cost of obtaining foreign currency in the SITME market as compared to the official rate through operating activities, such as increased pricing or cost reductions in other areas.

At December 31, 2010, we had a net asset position of $158 associated with our operations in Venezuela, which included cash balances of approximately $120, of which approximately $116 was denominated in bolívares remeasured at the December 31, 2010, nonessentials official exchange rate and approximately $4 was denominated in U.S. dollars. Of the $158 net asset position, approximately $134 was associated with bolívar-denominated monetary net assets and deferred income taxes. Additionally, during 2010 Avon Venezuela’s revenue and operating profit represented approximately 3% and (2)% of Avon’s consolidated revenue and Avon’s consolidated operating profit, respectively. Avon Venezuela’s operating profit as a percentage of Avon’s consolidated operating profit was negatively impacted by 7 points due to the Venezuelan special items.

During the fourth quarter of 2010, the exchange rate in the SITME market ranged within 5 to 6 Bolívares to the U.S. Dollar. To illustrate our sensitivity to potential future changes in the nonessentials official exchange rate in Venezuela, if the nonessentials official exchange rate was further devalued as of December 31, 2010, to a rate of 5.7 Bolívares to the U.S. dollar, which was approximately the rate on December 31, 2010, in the SITME market, or an approximate 25% devaluation, our results would be negatively impacted as follows:

•

As a result of the use of a further devalued exchange rate for the remeasurement of Avon Venezuela’s revenues and profits, Avon’s annualized consolidated revenues would likely be negatively impacted by approximately 1% and annualized consolidated operating profit would likely be negatively impacted by approximately 2% prospectively, assuming no operational improvements occurred to offset the negative impact of a further devaluation.

•

Avon’s consolidated operating profit during the first twelve months following the devaluation in this example would likely be negatively impacted by approximately 4%, assuming no offsetting operational improvements. The larger negative impact on operating profit during the first twelve months as compared to the prospective impact is caused by costs of nonmonetary assets being carried at historic dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate.

•

We would likely incur an immediate charge of approximately $25 ($24 in “Other expenses, net” and $1 in “income taxes”) associated with the $134 of Bolívar-denominated monetary net assets and deferred income taxes.

During 2010, costs associated with acquiring goods that required settlement in U.S. dollars through the parallel or SITME markets in Venezuela included within operating profit were approximately $56. The amounts reported within operating profit during 2009, were approximately $45.

At December 31, 2010, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $76 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2009.

Latin America – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$4,103.2	$3,884.1	6%	16%
Operating profit	647.9	690.3	(6)%	2%
CTI Restructuring	34.4	6.1
Adjusted Non-GAAP operating profit	682.3	696.4	(2)%	7%
Operating margin	15.8%	17.8%	(2.0)	(2.0)
CTI Restructuring	.8	.2
Adjusted Non-GAAP operating margin	16.6%	17.9%	(1.3)	(1.3)
Units sold				6%
Active Representatives				10%

Total revenue increased for 2009 reflecting growth in Active Representatives, driven by investments in RVP, and a higher average order, offset by unfavorable foreign exchange. Revenue increased 9% in Brazil and declined 11% in Mexico for 2009. Constant $ revenue for 2009 benefited from growth in all markets, particularly from increases of 17% in Brazil and 8% in Mexico. Revenue in Venezuela for 2009 grew 18% in both Constant $ and U.S. dollars.

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

During 2009, operating margin was negatively impacted by .6 points due to higher CTI restructuring compared to the same period in the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the decrease in operating margin in Latin America for 2009 was primarily due to an estimated 2 point negative impact of unfavorable foreign exchange transactions, which included the cost of our Venezuelan subsidiary settling certain U.S. dollar-denominated liabilities through transactions with non-government sources where the exchange rate was less favorable than the official rate (the “parallel market”). Partially offsetting these negative impacts was the benefit of higher revenues and fixed overhead expense.

North America – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$2,244.0	$2,293.4	(2)%	(3)%
Operating profit	155.9	110.4	41%	37%
CTI Restructuring	41.3	40.5
Adjusted Non-GAAP operating profit	197.2	150.9	31%	28%
Operating margin	6.9%	4.8%	2.1	2.0
CTI Restructuring	1.8	1.8
Adjusted Non-GAAP operating margin	8.8%	6.6%	2.2	2.1
Units sold				(7)%
Active Representatives				(3)%

North America consists largely of the U.S. business and 2010 results include the results of Silpada, for the period since our acqusition at the end of July 2010. Silpada favorably impacted North America revenue growth by 5 points during 2010. Silpada also favorably impacted operating profit growth by 31 points during 2010 and favorably impacted Adjusted Non-GAAP operating profit growth by 23 points. As a result of the Silpada acquisition, units sold and Active Representatives for 2010 were each favorably impacted by 1 point.

The total revenue decline during 2010 was due to a decline in Active Representatives and a lower average order received from Representatives. The decline in Active Representatives for 2010 was largely due to a decline in additions compared with last year’s record recruiting. This resulted in strong growth in Active Representatives during 2009 causing an unfavorable comparison in 2010. Sales of non-Beauty products decreased 1% during 2010, with Silpada offsetting the decline by 10 points. Sales of Beauty products decreased 4% during 2010, partly due to weakness in the beauty market.

The increase in North America operating margin and Adjusted Non-GAAP operating margin during 2010 was primarily driven by improvements in gross margin caused by favorable pricing and mix and manufacturing productivity gains and the inclusion of Silpada results, which benefited operating margin by 1.2 points during 2010, despite approximately $7 of amortization of intangible assets. These operating margin benefits were negatively impacted by lower revenues which were not able to offset overhead expenses, despite cost saving initiatives. The costs associated with completing the Silpada acquisition were recorded in global expenses and were not allocated to the North America segment. Included within the Silpada results was an operating margin benefit of .7 points due to a change in the fair value of the contingent consideration recorded in connection with the Silpada acquisition, primarily due to a decrease in estimates of the ultimate earnout.

We expect our results to continue to be pressured, as we focus on our recovery plan and transitioning our North America business, which includes optimizing our product portfolio and enhancing field fundamentals.

North America – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$2,293.4	$2,522.0	(9)%	(9)%
Operating profit	110.4	213.9	(48)%	(48)%
CTI Restructuring	40.5	11.1
Adjusted Non-GAAP operating profit	150.9	225.0	(33)%	(32)%
Operating margin	4.8%	8.5%	(3.7)	(3.6)
CTI Restructuring	1.8	.4
Adjusted Non-GAAP operating margin	6.6%	8.9%	(2.3)	(2.3)
Units sold				(7)%
Active Representatives				3%

Total revenue for 2009 was negatively impacted by the continued recessionary pressure, as a lower average order received from Representatives more than offset an increase in Active Representatives. Average order was particularly challenged in our non-beauty categories during 2009 as compared to 2008. Sales of non-Beauty products declined 13% in 2009, consistent with the general retail environment. Sales of Beauty products declined 6% in 2009.

The growth in Active Representatives during 2009 reflected our ongoing recruiting and training efforts.

During 2009, operating margin was negatively impacted by 1.4 points due to higher CTI restructuring compared to the same period in the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the decline in operating margin during 2009 was due to lower revenues with fixed overhead expense and higher obsolescence expense during 2009.

Central & Eastern Europe – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$1,585.8	$1,500.1	6%	5%
Operating profit	297.8	244.9	22%	22%
CTI Restructuring	4.7	29.7
Adjusted Non-GAAP operating profit	302.5	274.6	10%	12%
Operating margin	18.8%	16.3%	2.5	2.7
CTI Restructuring	.3	2.0
Adjusted Non-GAAP operating margin	19.1%	18.3%	.8	1.1
Units sold				3%
Active Representatives				4%

Total revenue during 2010 increased as a result of growth in Active Representatives and a higher average order, as well as favorable foreign exchange. The region’s revenue benefited from growth of 11% in Russia, due partially to favorable foreign exchange. During 2010, Constant $ revenue in Russia increased by 7% due to a growth in Active Representatives and a higher average order. Russia’s revenue grew 26% in the first half of 2010, but was flat during the second half, with Constant $ growth rates of 14% in the first half and 2% in the second half. Russia’s performance in the second half of 2010 was primarily a result of slowing field growth due to weak incentives. Increases in social benefit taxes levied against certain Representatives exacerbated the slowdown in field growth. The increased taxes disproportionately reduced new and developing Representatives’ earnings, which reduced their motivation to recruit. In Russia, weaker color and skincare performance negatively impacted revenue growth in the second half of 2010. During the first quarter of 2011, we launched a new sales leadership compensation plan to help offset the tax burden on these Representatives.

During 2010, operating margin benefited by 1.7 points due to lower CTI restructuring compared to the prior year. On an Adjusted Non-GAAP basis, the increase in operating margin during 2010 was primarily driven by the benefit of leverage from higher revenues with fixed overhead expenses, partially offset by a lower gross margin.

Central & Eastern Europe – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$1,500.1	$1,719.5	(13)%	9%
Operating profit	244.9	346.2	(29)%	(12)%
CTI Restructuring	29.7	3.3
Adjusted Non-GAAP operating profit	274.6	349.5	(21)%	(3)%
Operating margin	16.3%	20.1%	(3.8)	(3.8)
CTI Restructuring	2.0	.2
Adjusted Non-GAAP operating margin	18.3%	20.3%	(2.0)	(2.2)
Units sold				2%
Active Representatives				10%

Total revenue decreased for 2009 as compared to 2008, impacted by unfavorable foreign exchange. Constant $ revenue for 2009 increased despite recessionary pressures throughout the region, reflecting growth in Active Representatives, driven by investments in RVP as well as strong marketing offers. While the impact of unfavorable foreign exchange rates drove revenue declines of 7% in Russia and 19% in Ukraine for 2009, Constant $ revenue grew during 2009 by 18% in Russia and 20% in Ukraine.

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

During 2009, operating margin was negatively impacted by 1.8 points due to higher CTI restructuring compared to the prior year. On an adjusted Non-GAAP basis, excluding CTI restructuring, the decrease in operating margin for 2009 as compared to 2008 was primarily driven by the unfavorable impacts of foreign exchange transactions, which negatively impacted operating margin by an estimated 5 points, partially offset by lower advertising costs in 2009 as compared to 2008 and the benefit of higher Constant $ revenues with fixed overhead expenses. Adjusted Non-GAAP operating margin for 2009 was also negatively impacted by higher obsolescence expense in 2009, as the 2008 period benefited from an adjustment to inventory obsolescence reserve due to changes in our estimates to our disposition plan of products reserved for under PLS.

Western Europe, Middle East & Africa – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$1,462.1	$1,277.8	14%	15%
Operating profit	176.5	84.2	110%	107%
CTI Restructuring	1.6	31.0
Adjusted Non-GAAP operating profit	178.1	115.2	55%	56%
Operating margin	12.1%	6.6%	5.5	5.5
CTI Restructuring	.1	2.4
Adjusted Non-GAAP operating margin	12.2%	9.0%	3.2	3.2
Units sold				12%
Active Representatives				12%

Total revenue during 2010 primarily increased as a result of an increase in Active Representatives. The region’s revenue growth during 2010 was primarily due to significant growth in South Africa and Turkey, as well as the acquisition of Liz Earle, which contributed approximately 3 points to revenue growth in 2010. During 2010, revenue increased 17% in Turkey and Constant $ revenue increased 15% in Turkey, due primarily to strong growth in Active Representatives, driven by continued investments in RVP. During 2010, revenue increased 82% in South Africa, partially benefiting from favorable foreign exchange. Constant $ revenue growth of 64% during 2010 in South Africa was primarily attributable to strong growth in Active Representatives, driven by investments in RVP, and the expansion of our geographic reach in the country. During 2010, revenue increased by 1% in the United Kingdom, while Constant $ revenue increased by 3% due to a growth in Active Representatives, partially offset by a lower average order.

During 2010, operating margin benefited by 2.3 points due to lower CTI restructuring compared to the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the increase in operating margin during 2010 was primarily driven by improvements in gross margin, driven by improved manufacturing productivity, including the benefits of SSI.

Western Europe, Middle East & Africa – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$1,277.8	$1,351.7	(5)%	6%
Operating profit	84.2	121.0	(30)%	(22)%
CTI Restructuring	31.0	24.3
Adjusted Non-GAAP operating profit	115.2	145.3	(21)%	(10)%
Operating margin	6.6%	8.9%	(2.3)	(2.1)
CTI Restructuring	2.4	1.8
Adjusted Non-CAAP operating margin	9.0%	10.7%	(1.7)	(1.4)
Units sold				8%
Active Representatives				10%

Total revenue decreased for 2009 as compared to 2008 as a result of unfavorable foreign exchange. Constant $ revenue increased for 2009 as a result of growth in Active Representatives, offset by a lower average order reflecting recessionary pressure. Active Representatives growth for 2009 benefited by one point due to the acquisition of a small distributor in Saudi Arabia during the second quarter of 2009. This acquisition had minimal impact on the financial results. Revenue declined 16% in the United Kingdom during 2009, due to the negative impact of foreign exchange. Constant $ revenue in the United Kingdom declined 1% during 2009, as strong merchandising of “smart value” products countered the recessionary pressure. Revenue in Turkey increased 2% during 2009. Turkey’s Constant $ revenue increased 21% during 2009, reflecting an increase in Active Representatives, driven by investments in RVP and Sales Leadership.

During 2009, operating margin was negatively impacted by .6 points due to higher CTI restructuring compared to the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the decrease in operating margin for 2009 as compared to 2008 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin by an estimated 3 points, partially offset by lower overhead expenses in 2009.

Asia Pacific – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$752.4	$677.3	11%	3%
Operating profit	93.4	61.6	52%	34%
CTI Restructuring	(.2)	18.5
Adjusted Non-GAAP operating profit	93.2	80.1	16%	4%
Operating margin	12.4%	9.1%	3.3	2.8
CTI Restructuring	—	2.7
Adjusted Non-GAAP operating margin	12.4%	11.8%	.6	.1
Units sold				3%
Active Representatives				5%

The region’s results for 2010 and 2009 exclude the results of Japan, which was classified as a discontinued operation beginning in the fourth quarter of 2010.

Total revenue during 2010 increased due to favorable foreign exchange and growth in Active Representatives, partially offset by a lower average order. Revenue grew 15% during 2010 in the Philippines, benefiting partially from favorable foreign exchange. Constant $ revenue during 2010 in the Philippines increased by 10% driven by growth in Active Representatives, which was supported by RVP initiatives, offset by a lower average order. The region’s results were negatively impacted by a decline in skincare sales during 2010.

During 2010, operating margin benefited by 2.7 points due to lower CTI restructuring compared to the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, operating margin during 2010 benefited from improved gross margin, which benefited from lower product costs and favorable foreign exchange, which benefited gross margin by approximately 1 point, partially offset by an increased investment in RVP.

Asia Pacific – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$677.3	$679.3	—%	6%
Operating profit	61.6	87.7	(30)%	(24)%
CTI Restructuring	18.5	(0.6)
Adjusted Non-GAAP operating profit	80.1	87.2	(8)%	(2)%
Operating margin	9.1%	12.9%	(3.8)	(3.8)
CTI Restructuring	2.7	(.1)
Adjusted Non-GAAP operating margin	11.8%	12.8%	(1.0)	(1.0)
Units sold				4%
Active Representatives				7%

The region’s results for 2009 and 2008 exclude the results of Japan, which was classified as a discontinued operation beginning in the fourth quarter of 2010.

Total revenue was flat for 2009, impacted by unfavorable foreign exchange. Constant $ revenue increased for 2009 as a result of growth in Active Representatives, offset by a lower average order. Revenue in the Philippines increased 6%, while Constant $ revenue in the Philippines increased by 14%, driven by growth in Active Representatives, supported by RVP initiatives.

Operating margin for 2009 as compared to 2008 was negatively impacted by 2.8 points due to higher CTI restructuring. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the decrease in operating margin for 2009 was primarily driven by unfavorable foreign exchange, including the impacts of foreign exchange transactions as well as translation, which negatively impacted operating margin by an estimated 2 points. Partially offsetting these items were the benefits of growth derived from higher margin markets.

China – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$229.0	$353.4	(35)%	(36)%
Operating (loss) profit	(10.8)	20.1	(154)%	(154)%
CTI Restructuring	(.1)	1.9
Adjusted Non-GAAP operating (loss) profit	(10.9)	22.0	(150)%	(150)%
Operating margin	(4.7)%	5.7%	(10.4)	(10.6)
CTI Restructuring	—	.5
Adjusted Non-GAAP operating margin	(4.8)%	6.2%	(11.0)	(11.1)
Units sold				(38)%
Active Representatives				(39)%

Total revenue during 2010 decreased due to significant revenue declines in both direct selling and Beauty Boutiques. The fundamental challenges in our complex hybrid business model, including conflicting needs of retail and direct selling, impacted both businesses, resulting in a 39% reduction in Active Representatives. Our continued transition away from our complex hybrid business model to one which focuses on direct selling and updating our service center model is expected to include a realigned field compensation structure and recalibrated merchandising and campaign management strategies to support direct selling. We anticipate that this will position us to expand our direct selling penetration and coverage. However, this transition is resulting in attrition in our Beauty Boutiques over time. The transition will continue to negatively impact our near-term outlook. We remain positive about our long-term revenue and operating profit opportunities.

The unfavorable change in operating margin during 2010 was primarily driven by significantly lower revenues.

For information concerning an internal investigation into our China operations, see Risk Factors and Note 16, Contingencies.

China – 2009 Compared to 2008

			%/Point Change
	2009	2008	US$	Constant $
Total revenue	$353.4	$350.9	1%	(1)%
Operating profit	20.1	17.7	14%	12%
CTI Restructuring	1.9	.2
Adjusted Non-GAAP operating profit	22.0	17.9	23%	22%
Operating margin	5.7%	5.0%	.7	.7
CTI Restructuring	.5	.1
Adjusted Non-GAAP operating margin	6.2%	5.1%	1.1	1.2
Units sold				3%
Active Representatives				32%

Total revenue increased during 2009 as compared to 2008 due to the impact of favorable foreign exchange and an increase in Active Representatives, partially offset by a lower average order. Revenue from Beauty Boutiques decreased by over 40% during 2009, reflecting the complex evolution towards direct selling in this hybrid business model, which is unique to this market. Revenue growth from direct selling increased 24% during 2009.

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

We may, from time to time, seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, derivative instruments or otherwise. During 2010, we repurchased approximately .4 million shares of our common stock for an aggregate purchase price of approximately $14.1. During 2009, we repurchased approximately .4 million shares of our common stock for an aggregate purchase price of approximately $8.6.

Retirements of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs.

In July 2010, Avon completed the purchase of substantially all the assets and liabilities of Silpada for approximately $650 in cash. Pursuant to the terms of the agreement, we may be required to pay additional consideration in 2015 if Silpada’s North America business achieves specific earnings target. The acquisition was funded with cash and commercial paper borrowings. Refer to Note 17, Goodwill and Intangible Assets, to our 2010 Annual Report for more details.

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

Balance Sheet Data

	2010	2009
Cash and cash equivalents	$1,179.9	$1,298.1
Total debt	3,136.2	2,445.0
Working capital	1,228.0	1,914.5

Cash Flows

	2010	2009	2008
Net cash from continuing operating activities	$689.0	$754.7	$733.9
Net cash from continuing investing activities	(1,095.7)	(218.3)	(400.3)
Net cash from continuing financing activities	234.7	(361.2)	(140.8)
Effect of exchange rate changes on cash and equivalents	(33.7)	5.6	(61.9)

Net Cash from Continuing Operating Activities

Net cash provided from continuing operating activities during 2010 was $65.7 lower than 2009, primarily due to both higher inventories resulting from lower-than-expected sales and the negative impacts of timing of restructuring payments. Offsetting these unfavorable comparisons are the recovery of value added taxes in Brazil.

Net cash provided by continuing operating activities during 2009 was $20.8 higher than during 2008, primarily due to favorable comparisons to 2008, which included the timing of payments relating to our restructuring programs, higher incentive based compensation payments related to our 2006-2007 Turnaround Incentive Plan and the impact of advance purchases of paper for brochures in 2008. Offsetting these favorable comparisons, are net unfavorable working capital movements in accounts receivable as compared to 2008 and additional payments of value added taxes in Brazil that we expect to recover in the future.

Inventory levels increased during 2010, to $1,152.9 at December 31, 2010, from $1,049.8 at December 31, 2009, primarily reflecting lower-than-expected sales offset by the benefit of favorable foreign exchange. New inventory life cycle management processes leveraged with initiatives such as PLS, SSI, ERP implementation and the Sales and Operations Planning process are expected to improve inventory levels in the long-term. Inventory days are up 4 days in 2010 as compared to 2009, due to lower-than-expected sales offset by the benefit of favorable foreign exchange.

We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 12, Employee Benefit Plans). Our funding policy for these plans is based on legal requirements and cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Estimates”). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $90 to $100 to our U.S. pension plans and in the range of $40 to $45 to our international pension plans during 2011.

Net Cash from Continuing Investing Activities

Net cash used by continuing investing activities during 2010 was $877.4 higher than during 2009, primarily due to the acquisition of Silpada and Liz Earle. In addition during the first half of 2009, we redeemed certain corporate-owned life insurance policies. Net cash used by investing activities during 2009 was $182.0 lower than 2008, primarily due to the redemption of certain corporate-owned life insurance policies in 2009 and lower capital expenditures.

Capital expenditures during 2010 were $331.2 compared with $296.3 in 2009 due to higher information technology expenditure in Latin America. Capital expenditures during 2009 were $296.3 compared with $377.4 in 2008. This decrease resulted from our efforts to preserve capital. Capital expenditures in 2011 are currently expected to be approximately $300 to $315 and will be funded by cash from operations. These expenditures will include investments for capacity expansion, modernization of existing facilities, continued construction of new distribution facilities in Latin America and information systems.

Net Cash from Continuing Financing Activities

Net cash provided by continuing financing activities of $234.7 during 2010 compared favorably to cash used by continuing financing activities of $361.2 during 2009 primarily due to the issuance of debt in 2010 to partially finance the Silpada acquisition.

Net cash used by financing activities of $361.2 during 2009, compared unfavorably to cash used by financing activities of $140.8 during 2008. During 2009, we repaid $958.1 of commercial paper and other debt as compared to $290.8 during 2008. In 2009, we received proceeds from the $850 debt issuance during March 2009 as compared to a $500 debt issuance during 2008. Additionally, during 2009 we repurchased $8.6 of common stock as compared to $172.1 in 2008.

We purchased approximately .4 million shares of our common stock for $14.1 during 2010, as compared to .4 million shares for $8.6 during 2009 and 4.6 million shares for $172.1 during 2008, under our previously announced share repurchase programs and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. In October 2007, the Board of Directors authorized the repurchase of $2,000.0 of our common stock over a five-year period, which began in December 2007.

We increased our quarterly dividend payments to $.22 per share in 2010 from $.21 per share in 2009. In February 2011, our Board approved an increase in the quarterly dividend to $.23 per share.

Debt and Contractual Financial Obligations and Commitments

At December 31, 2010, our debt and contractual financial obligations and commitments by due dates were as follows:

	2011	2012	2013	2014	2015	2016 and Beyond	Total
Short-term debt	$500.0	$—	$—	$—	$—	$—	$500.0
Long-term debt	—	—	375.0	500.0	142.0	1,243.0	2,260.0
Capital lease obligations	13.5	15.9	6.7	4.3	5.3	35.2	80.9

Total debt	513.5	15.9	381.7	504.3	147.3	1,278.2	2,840.9
Debt-related interest	117.3	115.8	101.8	74.0	68.8	67.8	545.5

Total debt-related	630.8	131.7	483.5	578.3	216.1	1,346.0	3,386.4
Operating leases	103.5	83.6	72.9	61.7	56.6	164.5	542.8
Purchase obligations	223.4	88.4	62.9	51.0	50.3	14.6	490.6
Benefit obligations (1)	125.8	11.8	9.5	9.2	7.6	44.1	208.0

Total debt and contractual financial obligations and commitments (2)	$1,083.5	$315.5	$628.8	$700.2	$330.6	$1,569.2	$4,627.8

(1)

Amounts represent expected future benefit payments for our unfunded pension and postretirement benefit plans, as well as expected contributions for 2011 to our funded pension benefit plans. We are not able to estimate our contributions to our funded pension plans beyond 2011.

(2)

The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature. The table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. At December 31, 2010, our reserves for income taxes, including interest and penalties, totaled $97.8.

See Note 5, Debt and Other Financing, and Note 14, Leases and Commitments, to our 2010 Annual Report for further information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 15, Restructuring Initiatives, we have a remaining liability of $135.9 at December 31, 2010, associated with the restructuring charges recorded to date under the 2005 and 2009 Restructuring Programs, and we also expect to record additional restructuring charges of $25.1 in future periods to implement the actions approved to date. The significant majority of these liabilities will require cash payments during 2011.

Off Balance Sheet Arrangements

At December 31, 2010, we had no material off-balance-sheet arrangements.

Capital Resources

We maintain a three-year, $1,000.0 revolving credit and competitive advance facility, which expires in November 2013, and a $300.0, 364 day credit facility, which expires on December 13, 2011, (collectively, the “credit facilities”). Borrowings under the credit facilities bear interest at a rate per annum, which are either based on LIBOR or a floating base rate plus an applicable margin. The credit facilities contain various covenants, including a financial covenant that requires our interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. The credit facilities may be used for general corporate purposes. At December 31, 2010, there were no amounts outstanding under the credit facilities.

We also maintain a $1,000.0 commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our three-year credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the three-year credit facility. At December 31, 2010, there were no amounts outstanding under this program.

In November 2010, we issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $142.0 principal amount of 2.60% Senior Notes, Series A, due November 23, 2015, $290.0 principal amount of 4.03% Senior Notes, Series B, due November 23, 2020, and $103.0 principal amount of 4.18% Senior Notes, Series C, due November 23, 2022. The Notes are senior unsecured obligations of the Company, rank equal in right of payment with all other senior unsecured indebtedness of the Company, and are unconditionally guaranteed by one of the Company’s wholly-owned subsidiaries. The Notes also require the Company to comply with an interest coverage ratio and contain customary default provisions, including cross-default provisions. The proceeds from the sale of the Notes were used to repay existing debt and for general corporate purposes.

In March 2009, we issued, in a public offering, $500.0 principal amount of 5.625% Notes, due March 1, 2014 and $350.0 principal amount of 6.50% Notes, due March 1, 2019. In March 2008, we issued, in a public offering, $250.0 principal amount of 4.80% Notes, due March 1, 2013 and $250.0 principal amount of 5.75% Notes, due March 1, 2018. The proceeds from these offerings were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes.

At December 31, 2010, we were in compliance with all covenants in our indentures. Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt. We would be required to make an offer to repurchase the notes described above at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, in the event of a change in control involving us and a corresponding ratings downgrade to below investment grade. We also have outstanding $250.0 principal amount of 4.20% Notes, due July 15, 2018 and $125.0 principal amount of 4.625% Notes, due May 15, 2013. Additionally, we had $500.0 principal amount of 5.125% Notes, due in January 2011, outstanding at December 31, 2010, which has subsequently been repaid primarily with the use of commercial paper. Please refer to Note 5, Debt and Other Financing, to our 2010 Annual Report for more details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The overall objective of our financial risk management program is to reduce the potential negative effects from changes in foreign exchange and interest rates arising from our business activities. We may reduce our exposure to fluctuations in cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments and through operational means. Since we use foreign currency rate-sensitive and interest rate-sensitive instruments to hedge a portion of our existing and forecasted transactions, we expect that any loss in value for the hedge instruments generally would be offset by changes in the value of the underlying transactions.

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

Interest Rate Risk

We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At December 31, 2010, we held interest rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, as compared to 82% at December 31, 2009. Our total exposure to floating interest rates was 81% at December 31, 2010, and 83% at December 31, 2009.

Our long-term borrowings and interest rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2010, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.

Foreign Currency Risk

We operate globally, with operations in various locations around the world. Over the past three years, approximately 83% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments to fund ongoing activities. At December 31, 2010, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolívar.

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

Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2010, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2010, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.

Credit Risk of Financial Instruments

We attempt to minimize our credit exposure to counterparties by entering into derivative transactions and similar agreements with major international financial institutions with “A” or higher credit ratings as issued by Standard & Poor’s Corporation. Our foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $135.9 at December 31, 2010. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2010, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2010, was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2010 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010. Their report is included on page F-2 of our 2010 Annual Report.

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

We completed implementation in certain significant markets and will continue to roll-out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation in these countries. We concluded, as part of our evaluation described in the above paragraph, that the implementation of ERP in these countries is not reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information regarding directors is incorporated by reference to the “Proposal 1 - Election of Directors” and “Information Concerning the Board of Directors” sections of our proxy statement for the 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”).

Executive Officers

Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2011 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2011 Proxy Statement.

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

Audit Committee; Audit Committee Financial Expert

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of our 2011 Proxy Statement.

Material Changes in Nominating Procedures

This information is incorporated by reference to the “Information Concerning the Board of Directors” section of our 2011 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the “Information Concerning the Board of Directors,” “Executive Compensation” and “Director Compensation” sections of our 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the “Equity Compensation Plan Information” and “Ownership of Shares” sections of our 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Transactions with Related Persons” sections of our 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to the “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” section of our 2011 Proxy Statement.

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

(a) 3. Index to Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of July 9, 2010, by and among Avon Products, Inc., SD Acquisition LLC, Silpada Designs, Inc., the stockholders of Silpada Designs, Inc., and Gerald A. Kelly, Jr., solely in his capacity as representative of Silpada Designs, Inc. and the stockholders of Silpada Designs, Inc. (incorporated by reference to Exhibit 2.1 to Avon’s Current Report on Form 8-K filed on July 12, 2010).

3.1	Restated Certificate of Incorporation, filed with the Secretary of State of the State of New York on May 3, 2007 (incorporated by reference to Exhibit 3.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2	By-laws of Avon, as amended, effective May 3, 2007 (incorporated by reference to Exhibit 3.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JPMorgan Chase Bank, as Trustee, relating to Avon’s $125.0 aggregate principal amount of 4.625% Notes due 2013, $250.0 aggregate principal amount of 4.20% Notes due 2018 and $500.0 aggregate principal amount of Avon’s 5.125% Notes due 2011 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2	First Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 4.800% Notes due 2013 are issued (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

4.3	Second Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 5.750% Notes due 2018 are issued (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

4.4	Indenture, dated as of February 27, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.5 to Avon’s Current Report on Form 8-K filed on March 4, 2008).

4.5	Third Supplemental Indenture, dated as of March 2, 2009, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on March 2, 2009).

4.6	Fourth Supplemental Indenture, dated as of March 2, 2009, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 6.500% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on March 2, 2009).

10.1*	Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on March 27, 2000).

10.2*	Amendment of the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.3*	Second Amendment to the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.6*	Form of Revised U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.7*	Form of Revised U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on March 8, 2005).

10.8*	Avon Products, Inc. 2005 Stock Incentive Plan approved by stockholders on May 5, 2005 (incorporated by reference to Appendix G to Avon’s Proxy Statement filed on May 5, 2005).

10.9*	First Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.10*	Second Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.11*	Third Amendment to the Avon Products, Inc. 2005 Stock Incentive Plan, dated October 2, 2008 (incorporated by reference to Exhibit 10.14 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.12*	Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.13*	Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.14*	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.15*	Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.16*	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed on March 25, 2010).

10.17*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.18*	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.19*	Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.20*	Supplemental Executive Retirement Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.21*	Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.22*	First Amendment, dated as of December 7, 2010, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008.

10.23*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.24*	Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.25*	Avon Products, Inc. 2008-2012 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 11, 2008).

10.26*	Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.26 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.27*	First Amendment, dated as of December 13, 2010, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009

10.28*	Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.29*	Amendment to Trust Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.28 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.30*	Amended and Restated Employment Agreement with Andrea Jung, dated December 5, 2008 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 8, 2008).

10.31*	Separation Agreement, between Elizabeth Smith and Avon Products, Inc., dated September 16, 2009 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 17, 2009).

10.32*	Employment Letter Agreement, dated as of November 13, 2005, between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K/A filed on November 16, 2005).

10.33*	Amendment to Employment Letter Agreement, effective as of December 3, 2008 between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.34 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.34*	Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 31, 2006).

10.35*	Employment Letter Agreement, dated as of November 18, 2005, between Avon and Charles Herington (incorporated by reference to Exhibit 10.37 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.36*	Amendment to Employment Letter Agreement, effective as of November 24, 2008 between Avon and Charles Herington (incorporated by reference to Exhibit 10.38 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.37*	Employment Letter Agreement, dated as of February 1, 2008, between Avon and Kim Rucker (incorporated by reference to Exhibit 10.37 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.38*	Supplemental Life Plan of Avon Products, Inc., amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.48 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.39*	Pre-1990 Supplemental Life Plan of Avon Products, Inc., amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.49 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.40*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.41*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).

10.42*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010).

10.43	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.44	Revolving Credit and Competitive Advance Facility Agreement, dated as of November 2, 2010, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on November 5, 2010).

10.45	Note Purchase Agreement, dated as of November 23, 2010, among the Company and the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on November 29, 2010).

10.46	Credit Agreement, dated as of December 14, 2010, among Avon Products, Inc., Avon Capital Corporation and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 17, 2010).

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice Chairman, Chief Finance and Strategy Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice Chairman, Chief Finance and Strategy Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Notes to Consolidated Financial Statements and (vi) Schedule of Valuation and Qualifying Accounts.

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

**	Furnished, not filed.

Avon’s Annual Report on Form 10-K for the year ended December 31, 2010, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2011.

Avon Products, Inc.

/s/ Stephen Ibbotson
Stephen Ibbotson
Group Vice President and
Corporate Controller - Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREA JUNG Andrea Jung	Chairman of the Board and Chief Executive Officer – Principal Executive Officer	February 24, 2011

/S/ CHARLES W. CRAMB Charles W. Cramb	Vice Chairman, Chief Finance and Strategy Officer – Principal Financial Officer	February 24, 2011

/S/ STEPHEN IBBOTSON Stephen Ibbotson	Group Vice President and Corporate Controller – Principal Accounting Officer	February 24, 2011

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 24, 2011

/S/ V. ANN HAILEY V. Ann Hailey	Director	February 24, 2011

/S/ FRED HASSAN Fred Hassan	Director	February 24, 2011

/S/ MARIA ELENA LAGOMASINO Maria Elena Lagomasino	Director	February 24, 2011

/S/ ANN S. MOORE Ann S. Moore	Director	February 24, 2011

/S/ PAUL S. PRESSLER Paul S. Pressler	Director	February 24, 2011

/S/ GARY M. RODKIN Gary M. Rodkin	Director	February 24, 2011

/S/ PAULA STERN Paula Stern	Director	February 24, 2011

/S/ LAWRENCE A. WEINBACH Lawrence A. Weinbach	Director	February 24, 2011

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2011

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)
Years ended December 31	2010	2009	2008
Net sales	$10,731.3	$10,084.8	$10,385.1
Other revenue	131.5	120.4	122.4

Total revenue	10,862.8	10,205.2	10,507.5
Costs, expenses and other:
Cost of sales	4,041.3	3,825.5	3,883.9
Selling, general and administrative expenses	5,748.4	5,374.1	5,299.1

Operating profit	1,073.1	1,005.6	1,324.5

Interest expense	87.1	104.8	100.4
Interest income	(14.0)	(20.2)	(37.1)
Other expense, net	54.6	7.3	38.2

Total other expenses	127.7	91.9	101.5

Income from continuing operations, before taxes	945.4	913.7	1,223.0
Income taxes	350.2	294.5	340.5

Income from continuing operations, net of tax	595.2	619.2	882.5
Discontinued operations, net of tax	14.1	9.0	(6.9)

Net Income	609.3	628.2	875.6
Net income attributable to noncontrolling interests	(3.0)	(2.4)	(.3)

Net income attributable to Avon	$606.3	$625.8	$875.3

Earnings per share:
Basic from continuing operations	$1.37	$1.43	$2.04
Basic from discontinued operations	.04	.02	(.01)
Basic attributable to Avon	$1.40	$1.45	$2.04

Diluted from continuing operations	$1.36	$1.43	$2.03
Diluted from discontinued operations	.03	.02	(.01)
Diluted attributable to Avon	$1.39	$1.45	$2.03

Weighted-average shares outstanding:
Basic	428.75	426.90	426.36
Diluted	431.35	428.54	428.25

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data) December 31	2010	2009
Assets
Current assets
Cash, including cash equivalents of $572.0 and $670.5	$1,179.9	$1,298.1
Accounts receivable (less allowances of $232.0 and $165.1)	826.3	765.7
Inventories	1,152.9	1,049.8
Prepaid expenses and other	1,025.2	1,042.3
Current assets of discontinued operations	—	50.3

Total current assets	$4,184.3	$4,206.2

Property, plant and equipment, at cost
Land	69.2	115.9
Buildings and improvements	1,140.2	954.2
Equipment	1,541.5	1435.8

	2,750.9	2,505.9
Less accumulated depreciation	(1,123.5)	(1,036.9)

	1,627.4	1,469.0
Goodwill	675.1	215.5
Other intangible assets, net	368.3	13.8
Other assets	1,018.6	846.1
Non-current assets of discontinued operations	—	72.8

Total assets	$7,873.7	$6,823.4

Liabilities and Shareholders’ Equity
Current liabilities
Debt maturing within one year	$727.6	$137.8
Accounts payable	809.8	739.0
Accrued compensation	293.2	282.6
Other accrued liabilities	771.6	706.3
Sales and taxes other than income	207.6	254.1
Income taxes	146.5	134.5
Current liabilities of discontinued operations	—	37.4

Total current liabilities	2,956.3	2,291.7

Long-term debt	2,408.6	2,307.2
Employee benefit plans	561.3	577.8
Long-term income taxes	128.9	147.6
Other liabilities	146.0	174.4
Non-current liabilities of discontinued operations	—	12.1

Total liabilities	$6,201.1	$5,510.8

Commitments and contingencies (Notes 14 and 16)

Shareholders’ equity
Common stock, par value $.25 – authorized 1,500 shares; Issued 743.3 and 740.9 shares	$186.6	$186.1
Additional paid-in capital	2,024.2	1,941.0
Retained earnings	4,610.8	4,383.9
Accumulated other comprehensive loss	(605.8)	(692.6)
Treasury stock, at cost (313.8 and 313.4 shares)	(4,559.3)	(4,545.8)

Total Avon shareholders’ equity	1,656.5	1,272.6

Noncontrolling interest	16.1	40.0

Total shareholders’ equity	$1,672.6	$1,312.6

Total liabilities and shareholders’ equity	$7,873.7	$6,823.4

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2010	2009	2008
Cash Flows from Operating Activities
Net income	$609.3	$628.2	$875.6
Discontinued operations, net of tax	(14.1)	(9.0)	6.9

Income from continuing operations	$595.2	$619.2	$882.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145.2	127.8	136.4
Amortization	49.6	47.5	45.2
Provision for doubtful accounts	215.7	221.2	195.1
Provision for obsolescence	131.1	120.0	79.4
Share-based compensation	57.6	54.9	54.8
Foreign exchange losses (gains)	1.3	(1.5)	18.7
Deferred income taxes	(103.1)	(166.3)	(85.6)
Charge for Venezuelan monetary assets and liabilities	46.1	—	—
Other	31.5	57.6	52.3
Changes in assets and liabilities:
Accounts receivable	(281.9)	(259.5)	(182.4)
Inventories	(189.8)	(127.8)	(172.2)
Prepaid expenses and other	(3.3)	(90.4)	(154.6)
Accounts payable and accrued liabilities	76.7	145.0	(138.0)
Income and other taxes	(63.2)	16.1	47.4
Noncurrent assets and liabilities	(19.7)	(9.1)	(45.1)

Net cash provided by operating activities of continuing operations	689.0	754.7	733.9

Cash Flows from Investing Activities
Capital expenditures	(331.2)	(296.3)	(377.4)
Disposal of assets	11.9	11.2	13.4
Acquisitions and other investing activities	(785.8)	5.8	(77.7)
Proceeds from sale of investments	11.3	61.9	41.4
Purchases of investments	(1.9)	(.9)	—

Net cash used by investing activities of continuing operations	(1,095.7)	(218.3)	(400.3)

Cash Flows from Financing Activities*
Cash dividends	(384.1)	(364.7)	(346.7)
Debt, net (maturities of three months or less)	(3.6)	(507.6)	(216.9)
Proceeds from debt	661.5	957.8	572.3
Repayment of debt	(53.2)	(450.5)	(73.9)
Proceeds from exercise of stock options	23.9	13.1	81.4
Excess tax benefit realized from share-based compensation	4.3	(.7)	15.1
Repurchase of common stock	(14.1)	(8.6)	(172.1)

Net cash provided (used) by financing activities of continuing operations	234.7	(361.2)	(140.8)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	13.0	27.3	14.2
Net cash provided (used) by investing activities of discontinued operations	61.3	(.6)	(3.1)
Net cash used by financing activities of discontinued operations	(.3)	(.6)	(.7)

Effect of exchange rate changes on cash and equivalents	(33.7)	5.6	(61.9)

Net change in cash and equivalents	(131.7)	206.9	141.3

Cash and equivalents at beginning of year (1)	$1,311.6	$1,104.7	$963.4
Cash and equivalents at end of year (2)	$1,179.9	$1,311.6	$1,104.7
Cash paid for:
Interest, net of amounts capitalized	$133.4	$127.5	$99.6
Income taxes, net of refunds received	$387.3	$377.9	$386.4

*	Non-cash financing activities included the change in fair market value of interest rate swap agreements of $66.8 in 2010, $(55.7) in 2009, and $83.6 in 2008 (see Note 5, Debt and Other Financing).
(1)	– Includes cash and cash equivalent of discontinued operations of $13.5, $3.2 and $9.9 at the beginning of the year in 2010, 2009 and 2008 respectively.
(2)	– Includes cash and cash equivalents of discontinued operations of $13.5 and $3.2 at the end of the year in 2009 and 2008, respectively.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
(In millions, except per share data)	Shares	Amount	Paid –In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interest	Total
Balances at December 31, 2007	736.26	$184.7	$1,724.6	$3,586.5	$(417.0)	308.56	$(4,367.2)	$38.2	$749.8
Comprehensive income:
Net income				875.3				.3	875.6
Foreign currency translation adjustments					(318.3)			6.0	(312.3)
Changes in available-for-sale securities, net of taxes of $3					(.7)				(.7)
Amortization of unrecognized actuarial losses, prior service credit, and transition obligation, net of taxes of $10.2					20.1				20.1
Net actuarial gains and prior service cost arising during 2008, net of taxes of $119.4					(240.5)				(240.5)
Net derivative losses on cash flow hedges, net of taxes of $5.1					(9.5)				(9.5)

Total comprehensive income									332.7
Dividends - $.80 per share				(342.9)					(342.9)
Exercise / vesting and expense of share-based compensation	3.16	.9	134.4			(.10)	1.5		136.8
Repurchase of common stock						4.61	(172.1)		(172.1)
Purchases and sales of noncontrolling interests, net of dividends paid of $7.1								(7.1)	(7.1)
Income tax benefits – stock transactions			15.1						15.1

Balances at December 31, 2008	739.42	$185.6	$1,874.1	$4,118.9	$(965.9)	313.07	$(4,537.8)	$37.4	$712.3

Comprehensive income:
Net income				625.8				2.4	628.2
Foreign currency translation adjustments					193.1			(.3)	192.8
Changes in available-for-sale securities, net of taxes of $0.1					.3				.3
Amortization of unrecognized actuarial losses and prior service credit, net of taxes of $12.2					30.4				30.4
Net actuarial losses and prior service cost arising during 2009, net of taxes of $26.4					41.1				41.1
Net derivative losses on cash flow hedges, net of taxes of $4.7					8.4				8.4

Total comprehensive income									901.2
Dividends - $.84 per share				(360.8)					(360.8)
Exercise / vesting and expense of share-based compensation	1.48	.5	67.6			(.05)	.6		68.7
Repurchase of common stock						.40	(8.6)		(8.6)
Purchases and sales of noncontrolling interests, net of dividends paid of $4.8								.5	.5
Income tax benefits – stock transactions			(.7)						(.7)

Balances at December 31, 2009	740.90	$186.1	$1,941.0	$4,383.9	$(692.6)	313.42	$(4,545.8)	$40.0	$1,312.6

Comprehensive income:
Net income				606.3				3.0	609.3
Foreign currency translation adjustments					55.4			4.2	59.6
Changes in available-for-sale securities, net of taxes
Amortization of unrecognized actuarial losses and prior service credit, net of taxes of $12.2					25.5				25.5
Net actuarial losses and prior service cost arising during 2010, net of taxes of $5.1					(8.8)				(8.8)
Sale of Avon Japan, net of taxes of $8.1					10.6				10.6
Net derivative losses on cash flow hedges, net of taxes of $2.2					4.1				4.1

Total comprehensive income									700.3
Dividends - $.88 per share				(379.4)					(379.4)
Exercise / vesting and expense of share-based compensation	2.44	.5	78.9			(.02)	.6		80.0
Repurchase of common stock						.40	(14.1)		(14.1)
Purchases and sales of noncontrolling interests, net of dividends paid of $3.8								(31.1)	(31.1)
Income tax benefits – stock transactions			4.3						4.3

Balances at December 31, 2010	743.34	$186.6	$2,024.2	$4,610.8	$(605.8)	313.80	$(4,559.3)	$16.1	$1,672.6

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and share data)

NOTE 1. Description of the Business and Summary of Significant Accounting Policies

Business

When used in these notes, the terms “Avon,” “Company,” “we,” “our” or “us” mean Avon Products, Inc.

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in one channel, direct selling. Our reportable segments are based on geographic operations in six regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products and nutritional products. Sales are made to the ultimate consumer principally by independent Representatives.

Principles of Consolidation

The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.

Use of Estimates

We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to restructuring reserves, allowances for doubtful accounts receivable, allowances for sales returns, provisions for inventory obsolescence, income taxes and tax valuation reserves, share-based compensation, loss contingencies, the determination of discount rate and other actuarial assumptions for pension, postretirement and postemployment benefit expenses and the valuation of intangible assets and contingent consideration.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and average exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive loss (“AOCI”). Gains or losses resulting from the impact of changes in foreign currency rates on assets and liabilities denominated in a currency other than the functional currency are recorded in “Other expense, net”.

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

Venezuela Currency

Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for nonessential goods and services. Effective December 30, 2010, the Venezuelan government eliminated the 2.60 rate which had been available for the import of essential goods. Substantially all of the imports of our subsidiary in Venezuela (“Avon Venezuela”) falls into the nonessential classification.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the nonessentials rate of 4.30 to remeasure our Bolívare denominated assets and liabilities into U.S. dollars at the reporting date, since this is the rate expected to be available for dividend remittances. We record a loss within operating profit when we believe we are going to convert these Bolívare denominated assets or settle our U.S. dollar denominated liabilities from sources where the exchange rate is less favorable than the official rate.

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

Other Revenue

Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.

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

Prepaid Brochure Costs

Costs to prepare brochures are deferred to prepaid expenses and other as incurred. Fees charged to Representatives for the sale of brochures are netted with the costs to prepare brochures. The net brochure cost associated with each sales campaign is expensed to selling, general, and administrative expenses over the campaign length. Prepaid expenses and other included deferred brochure costs of $44.8 at December 31, 2010, and $45.7 at December 31, 2009. Additionally, paper stock is purchased in advance of creating the brochures. Prepaid expenses and other included paper supply of $19.1 at December 31, 2010, and $21.2 at December 31, 2009.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using a straight-line method over the estimated useful lives of the assets. The estimated useful lives generally are as follows: buildings, 45 years; land improvements, 20 years; machinery and equipment, 15 years; and office equipment, five to ten years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Upon disposal of property, plant and equipment, the cost of the assets and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Costs associated with repair and maintenance activities are expensed as incurred. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful lives of the assets. We capitalized interest of $4.7 for 2010, $4.9 for 2009, and $4.9 for 2008.

Deferred Software

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. Other assets included unamortized deferred software costs of $140.6 at December 31, 2010 and $111.6 at December 31, 2009.

Goodwill and Intangible Assets

Goodwill is not amortized, but rather is assessed for impairment annually and on the occurrence of an event that indicates impairment may have occurred. Intangible assets with estimable useful lives are amortized using a straight-line method over the estimated useful lives of the assets. We completed annual goodwill impairment assessments and no adjustments to goodwill were necessary for the years ended December 31, 2010, 2009 or 2008.

Financial Instruments

We use derivative financial instruments, including interest-rate swap agreements and forward foreign currency contracts to manage interest rate and foreign currency exposures. We record all derivative instruments at their fair values on the Consolidated Balance Sheets as either assets or liabilities. See Note 8, Financial Instruments and Risk Management.

Deferred Income Taxes

Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will not be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when management concludes that these earnings are indefinitely reinvested. Deferred taxes are provided on earnings not considered indefinitely reinvested. At December 31, 2010, U.S. income taxes have not been provided on $2,423.2 of undistributed income of subsidiaries that has been or is intended to be indefinitely reinvested outside the U.S.

Uncertain Tax Positions

We recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with selling; marketing; and distribution activities, including shipping and handling costs; advertising; net brochure costs; research and development; information technology; and other administrative costs, including finance, legal and human resource functions.

Shipping and Handling

Shipping and handling costs are expensed as incurred and amounted to $968.8 in 2010, $920.0 in 2009 and $950.1 in 2008.

Advertising

Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $400.4 in 2010, $352.7 in 2009 and $390.5 in 2008.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Brochure Costs

Brochure costs amounted to $472.7 in 2010, $481.2 in 2009, and $447.1 in 2008 and were offset by brochure fees of $291.0 in 2010, $270.0 in 2009, and $264.2 in 2008.

Research and Development

Research and development costs are expensed as incurred and amounted to $72.6 in 2010, $65.4 in 2009 and $69.7 in 2008. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.

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

Revisions

We have revised some immaterial amounts in the consolidated financial statements and accompanying notes. We reclassified $30.7 and $29.3 of order processing fees from selling, general and administrative expenses to other revenue on the Consolidated Statements of Income for the twelve months ended December 31, 2009 and 2008 respectively. We reclassified $26.2 of non-current deferred taxes from Long-term income taxes to Other assets on the Consolidated Statements Balance Sheet at December 31, 2009. We reclassified $16.9 of interest receivable on interest rate swaps from other accrued liabilities to Prepaid expenses and other on the Consolidated Statements Balance Sheet at December 31, 2009. These revisions did not have an impact on the Consolidated Statements of Income or on cash flows from operating, investing or financing activities.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the three years ended December 31, the components of basic and diluted EPS were as follows:

(Shares in millions)	2010	2009	2008
Numerator from continuing operations
Income from continuing operations less amounts attributable to noncontrolling interests	$590.9	$616.9	$877.4
Less: Earnings allocated to participating securities	(4.8)	(5.2)	(6.0)

Income from continuing operations allocated to common shareholders	586.1	611.7	871.4
Numerator from discontinued operations
Income (loss) from discontinued operations plus/less amounts attributable to noncontrolling interests	$15.4	$8.9	$(2.1)
Less: Earnings allocated to participating securities	(.4)	.1	—

Income allocated to common shareholders	15.0	9.0	(2.1)
Numerator attributable to Avon
Income attributable to Avon less amounts attributable to noncontrolling interests	$606.3	$625.8	$875.3
Less: Earnings allocated to participating securities	(5.2)	(5.1)	(6.0)

Income allocated to common shareholders	601.1	620.7	869.3
Denominator:
Basic EPS weighted-average shares outstanding	428.75	426.90	426.36
Diluted effect of assumed conversion of stock options	2.60	1.64	1.89

Diluted EPS adjusted weighted-average shares outstanding	431.35	428.54	428.25
Earnings Per Common Share from continuing operations:
Basic	$1.37	$1.43	$2.04
Diluted	$1.36	$1.43	$2.03
Earnings per Common Share from discontinued operations:
Basic	$.04	$.02	$(.01)
Diluted	$.03	$.02	$(.01)
Earnings per Common Share attributable to Avon:
Basic	$1.40	$1.45	$2.04
Diluted	$1.39	$1.45	$2.03

We did not include stock options to purchase 18.5 million shares for the year ended December 31, 2010, 16.8 million shares for 2009, and 21.3 million shares for 2008 of Avon common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.

NOTE 2. New Accounting Standards

Standards Implemented

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends FASB Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. ASU 2010-06, related to enhanced disclosures regarding significant transfers between Level 1 and 2 fair value measurements, was effective December 31, 2010 for Avon and did not have any impact on our financial statements. Required disclosures related to activity in Level 3 fair value measurements is effective beginning January 1, 2011 for Avon and is not expected to have a significant impact on our financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance on the consolidation of variable interest entities (“VIE”). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and 2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective January 1, 2010 for Avon and did not have any impact on our financial statements.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have implemented the provisions of this new guidance. Refer to Note 17, Goodwill and Intangible Assets.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Discontinued Operations

On November 8, 2010, the Company announced that Avon International Operations, Inc. (“AIO”), a wholly-owned subsidiary of the Company, had agreed to sell the ownership interest in Avon Products Company Limited (“Avon Japan”) held by AIO pursuant to a tender offer bid agreement between AIO and Devon Holdings K.K., an affiliate of TPG Capital (“Buyer”). The transaction included both the sale of the Company’s stake in Avon Japan as well as certain pre-paid royalties in connection with intellectual property licenses for an aggregate cash consideration of approximately $90. Avon Japan was previously reported within our Asia Pacific segment.

The transaction closed on December 29, 2010. Of the total cash consideration received, $81 was recognized in December 2010, resulting in a net after tax gain of $10. The remaining $9 of the consideration received related to the use of Avon’s global brands, formulas and products, and the use of the Avon name in Japan for a five year period. This portion of the royalty will be recognized on a straight line basis over five years within continuing operations.

NOTE 4. Inventories

Inventories at December 31 consisted of the following:

	2010	2009
Raw materials	$371.6	$326.6
Finished goods	781.3	723.2

Total	$1,152.9	$1,049.8

NOTE 5. Debt and Other Financing

Debt

Debt at December 31 consisted of the following:

	2010	2009
Debt maturing within one year:
Notes payable	$214.1	$122.8
Current portion of long-term debt	513.5	15.0

Total	$727.6	$137.8

Long-term debt:
5.125% Notes, due January 2011	$500.0	$499.8
4.80% Notes, due March 2013	249.8	249.8
4.625% Notes, due May 2013	118.7	116.3
5.625% Notes, due March 2014	498.3	497.7
2.60% Senior Notes, Series A, due November 2015	142.0	—
5.75% Notes, due March 2018	249.4	249.3
4.20% Notes, due July 2018	249.4	249.3
6.50% Notes, due March 2019	346.4	345.9
Other, payable through 2019 with interest from .93% to 12.6%	80.7	86.5
4.03% Senior Notes, Series B, due November 2020	290.0	—
4.18% Senior Notes, Series C, due November 2022	103.0	—

Total long-term debt	2,827.7	2,294.6
Adjustments for debt with fair value hedges	94.4	27.6
Less current portion	(513.5)	(15.0)

Total	$2,408.6	$2,307.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 5.6% at December 31, 2010, and 5.8% at December 31, 2009. Total notes payable include $58.2 of bank overdrafts at December 31, 2010.

Other long-term debt, payable through 2019, included obligations under capital leases of $15.2 at December 31, 2010, and $15.1 at December 31, 2009, which primarily relate to leases of automobiles and equipment. In addition, other long-term debt, payable through 2019, at December 31, 2010, included financing lease obligations entered into in 2009 for $65.5, which primarily relates to the sale and leaseback of equipment and software in one of our distribution facilities in North America.

Adjustments for debt with fair value hedges include adjustments to reflect net unrealized gains of $94.4 and $27.6 at December 31, 2010, and 2009, respectively. See Note 8, Financial Instruments and Risk Management.

We held interest-rate swap contracts that swap approximately 74% and 82% at December 31, 2010, 2009, respectively, of our long-term debt to variable rates. See Note 8, Financial Instruments and Risk Management.

On November 23, 2010, the Company sold and issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $142.0 in aggregate principal amount of Senior Notes, Series A (the “Series A Notes”), $290.0 in aggregate principal amount of the Senior Notes, Series B (the “Series B Notes”) and $103.0 in aggregate principal amount of the Senior Notes, Series C (the ‘Series C Notes” and collectively with the Series A Notes and Series B Notes, the “Notes”). The Series A Notes bear interest at the rate of 2.60% per annum, payable semi-annually, and will mature on November 23, 2015. The Series B Notes bear interest at the rate of 4.03% per annum, payable semi-annually, and will mature on November 23, 2020. The Series C Notes bear interest at the rate of 4.18% per annum, payable semi-annually, and will mature on November 23, 2022. The Notes are senior unsecured obligations of the Company, rank equal in right of payment with all other senior unsecured indebtedness of the Company, and are unconditionally guaranteed by one of the Company’s wholly-owned subsidiaries. The Notes contain certain covenants that have the effect of limiting under certain circumstances the ability of the Company and certain of its subsidiaries to, among other things, merge with other entities, create new liens, incur additional indebtedness or substantially change the general nature of the business of the Company and its subsidiaries, taken as a whole. The Notes also require the Company to comply with an interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1 and contain customary default provisions, including cross-default provisions. The proceeds from the sale of the Notes were used to repay existing debt and for general corporate purposes.

In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014 (the “2014 Notes”). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.50%, payable semi-annually, and mature on March 1, 2019 (the “2019 Notes”). The net proceeds from the offering of $837.6 were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes. The carrying value of the 2014 Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $1.7 at December 31, 2010. The carrying value of the 2019 Notes represents the $350.0 principal amount, net of the unamortized discount to face value of $3.6 at December 31, 2010.

In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.80%, payable semi-annually, and mature on March 1, 2013, (the “2013 Notes”). $250.0 of the notes bear interest at a per annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018 (the “2018 Notes”). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. The carrying value of the 2013 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.2 at December 31, 2010, and $.2 at December 31, 2009. The carrying value of the 2018 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.6 at December 31, 2010, and $.7 at December 31, 2009.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2006, we issued in a public offering $500.0 principal amount of notes payable (the “5.125% Notes”) that mature on January 15, 2011, and bear interest, payable semi-annually, at a per annum rate equal to 5.125%. The net proceeds from the offering were used for general corporate purposes, including the repayment of short-term domestic debt. The carrying value of the 5.125% Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $.2 at December 31, 2009. The 5.125% Notes were paid in January 2011.

In June 2003, we issued to the public $250.0 principal amount of registered senior notes (the “4.20% Notes”). The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The carrying value of the 4.20% Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.6 and $.7 at December 31, 2010 and 2009, respectively.

In April 2003, the call holder of $100.0 principal amount of 6.25% Notes due May 2018 (the “Notes”), embedded with put and call option features, exercised the call option associated with these Notes, and thus became the sole note holder of the Notes. Pursuant to an agreement with the sole note holder, we modified these Notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. In May 2003, $125.0 principal amount of registered senior notes were issued in exchange for the modified notes held by the sole note holder. No cash proceeds were received by us. The registered senior notes mature on May 15, 2013, and bear interest at a per annum rate of 4.625%, payable semi-annually (the “4.625% Notes”). The transaction was accounted for as an exchange of debt instruments and, accordingly, the premium related to the original notes is being amortized over the life of the new 4.625% Notes. The carrying value of the 4.625% Notes represents the $125.0 principal amount, net of the unamortized discount to face value and the premium related to the call option associated with the original notes totaling $6.3 at December 31, 2010, and $8.7 at December 31, 2009.

The indentures under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At December 31, 2010, we were in compliance with all covenants in our indentures. Such indentures do not contain any rating downgrade triggers that would accelerate the maturity of our debt. However, we would be required to make an offer to repurchase the 2013 Notes, 2014 Notes, 2018 Notes, 2019 Notes, the Series A Notes, the Series B Notes and the Series C Notes at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding ratings downgrade to below investment grade.

Annual maturities of long-term debt (including unamortized discounts and premiums and excluding the adjustments for debt with fair value hedges) outstanding at December 31, 2010, are as follows:

	2011	2012	2013	2014	2015	After 2016	Total
Maturities	$513.5	$15.9	$381.7	$504.3	$147.3	$1,278.2	$2,840.9

Other Financing

We maintain a three-year, $1,000.0 revolving credit and competitive advance facility, which expires in November 2013. The interest rate on borrowings under this credit facility is based on LIBOR plus the appropriate margin reflecting our credit default swap rate with a minimum and maximum based on our credit rating (the “CDS Spread”). We also maintain a $300.0, 364 day credit facility (together with the three-year, $1,000.0 revolving credit facility, the “credit facilities”) which expires on December 13, 2011. The interest rate on borrowings under this credit facility is based on LIBOR plus a fixed margin. The credit facilities also allow for borrowing at an interest rate based on the CDS Spread minus 1%, but not less than 0% per annum, plus the highest of prime, .5% plus the federal funds rate, or 1% plus one month LIBOR. The three-year credit facility has an annual fee of $1.5, payable quarterly, based on our current credit ratings. The 364 day credit facility has an annual fee of $0.2, payable quarterly. The credit facilities contain various covenants, including a financial covenant that requires our interest coverage ratio (determined in relation to our consolidated pretax

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income and interest expense) to equal or exceed 4:1. The three-year credit facility also provides for possible increases by up to an aggregate incremental principal amount of $250.0, subject to the consent of the affected lenders under the credit facility. The credit facilities may be used for general corporate purposes. There were no amounts outstanding under the credit facilities at December 31, 2010.

We maintain a $1,000.0 commercial paper program. Under the program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1,000.0 outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our three-year $1,000.0 revolving credit and competitive advance facility. Outstanding commercial paper effectively reduces the amount available for borrowing under this credit facility. At December 31, 2010 and December 31, 2009, there were no amounts outstanding under the commercial paper program.

At December 31, 2010, we also had letters of credit outstanding totaling $16.4, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for various trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.

NOTE 6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31 consisted of the following:

	2010	2009
Foreign currency translation adjustments	$(147.4)	$(198.6)
Pension and postretirement adjustment, net of taxes of $220.9 and $233.6	(443.8)	(475.2)
Net derivative losses from cash flow hedges, net of taxes of $7.9 and $10.1	(14.6)	(18.8)

Total	$(605.8)	$(692.6)

Foreign exchange losses of $5.6 for 2010 and $14.5 for 2009 resulting from the translation of actuarial losses, prior service credit and translation obligation recorded in Accumulated Other Comprehensive Income (“AOCI”) are included in foreign currency translation adjustments in the rollforward of accumulated other comprehensive loss on the Consolidated Statements of Changes in Shareholders Equity. During 2010, $1.6 of accumulated foreign currency translation adjustments and $9.0 of pension adjustments were realized upon completion of the sale of Avon Japan.

NOTE 7. Income Taxes

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2010	2009
Deferred tax assets:
Accrued expenses and reserves	$279.7	$252.8
Pension and postretirement benefits	155.4	160.1
Asset revaluations	51.6	82.7
Capitalized expenses	76.1	65.1
Share-based compensation	55.3	60.0
Restructuring initiatives	39.7	25.2
Postemployment benefits	22.9	23.6
Tax loss carryforwards	465.4	362.8
Foreign tax credit carryforwards	178.8	144.2
Minimum tax and business credit carryforwards	42.6	38.6
All other	89.8	48.7
Valuation allowance	(462.7)	(370.2)

Total deferred tax assets	994.6	893.6

Deferred tax liabilities:
Depreciation and amortization	(51.7)	(40.9)
Unremitted foreign earnings	(35.2)	(26.2)
Prepaid expenses	(7.8)	(13.6)
Capitalized interest	(10.4)	(7.7)
All other	(31.2)	(21.0)

Total deferred tax liabilities	(136.3)	(109.4)

Net deferred tax assets	$858.3	$784.2

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2010	2009
Deferred tax assets:
Prepaid expenses and other	$347.4	$303.2
Other assets	544.3	501.1

Total deferred tax assets	891.7	804.3

Deferred tax liabilities:
Income taxes	(3.4)	(.2)
Long-term income taxes	(30.0)	(19.9)

Total deferred tax liabilities	(33.4)	(20.1)

Net deferred tax assets	$858.3	$784.2

The valuation allowance primarily represents amounts for foreign tax loss carryforwards. The basis used for recognition of deferred tax assets included the profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit carryforwards during the carryover periods. The net increase in the valuation allowance of $92.5 during 2010 was mainly due to several of our foreign entities continuing to incur losses during 2010, thereby increasing the tax loss carryforwards for which a valuation allowance was provided.

Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2010	2009	2008
United States	$(228.7)	$(156.0)	$(31.0)
Foreign	1,174.1	1,069.7	1,254.0

Total	$945.4	$913.7	$1,223.0

The provision for income taxes for the years ended December 31 was as follows:

	2010	2009	2008
Federal:
Current	$(20.8)	$(17.5)	$(45.9)
Deferred	(56.3)	(42.1)	(6.3)

	(77.1)	(59.6)	(52.2)

Foreign:
Current	470.5	476.2	470.8
Deferred	(38.5)	(121.4)	(78.9)

	432.0	354.8	391.9

State and other:
Current	3.6	2.1	1.2
Deferred	(8.3)	(2.8)	(.4)

	(4.7)	(0.7)	.8

Total	$350.2	$294.5	$340.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the years ended December 31 was as follows:

	2010	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	(.3)	.2	.2
Taxes on foreign income, including translation	(2.1)	(4.9)	(3.1)
Tax audit settlements, refunds, and amended returns	(2.5)	(.7)	(4.5)
Net change in valuation allowances	(.2)	3.4	—
Venezuela devaluation and highly inflationary accounting	6.0	—	—
Other	1.1	(.8)	.2

Effective tax rate	37.0%	32.2%	27.8%

At December 31, 2010, we had tax loss carryforwards of $1,612.7. The loss carryforwards expiring between 2011 and 2025 are $128.2 and the loss carryforwards which do not expire are $1,484.5. We also had minimum tax credit carryforwards of $32.6 which do not expire, business credit carryforwards of $10.0 that will expire between 2020 and 2030, and foreign tax credit carryforwards of $178.8 that will expire between 2016 and 2020.

Uncertain Tax Positions

At December 31, 2010, we had $84.3 of total gross unrecognized tax benefits of which approximately $79 would impact the effective tax rate, if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$154.3
Additions based on tax positions related to the current year	22.2
Additions for tax positions of prior years	3.9
Reductions for tax positions of prior years	(59.0)
Reductions due to lapse of statute of limitations	(4.2)
Reductions due to settlements with tax authorities	(12.9)

Balance at December 31, 2008	104.3
Additions based on tax positions related to the current year	16.8
Additions for tax positions of prior years	9.7
Reductions for tax positions of prior years	(5.8)
Reductions due to lapse of statute of limitations	(2.9)
Reductions due to settlements with tax authorities	(8.7)

Balance at December 31, 2009	113.4
Additions based on tax positions related to the current year	7.5
Additions for tax positions of prior years	6.4
Reductions for tax positions of prior years	(14.4)
Reductions due to lapse of statute of limitations	(5.3)
Reductions due to settlements with tax authorities	(23.3)

Balance at December 31, 2010	$84.3

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We had $20.1 at December 31, 2010, and $25.9 at December 31, 2009, accrued for interest and penalties, net of tax benefit. We recorded a benefit of $4.5 during 2010, an expense of $1.6 during 2009 and a benefit of $3.2 during 2008 for interest and penalties, net of taxes.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of December 31, 2010, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2005-2010
China	2005-2010
Mexico	2004-2010
Poland	2005-2010
Russia	2009-2010
United States	2008-2010

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $45 to $55 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.

NOTE 8. Financial Instruments and Risk Management

We operate globally, with manufacturing and distribution facilities in various locations around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Since we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions.

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

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2010:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$114.9	Other Liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	—

Total derivatives designated as hedges		$114.9		$—

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$9.9	Other Liabilities	$9.9
Foreign exchange forward contracts	Prepaid expenses and other	11.1	Accounts Payable	4.3

Total derivatives not designated as hedges		$21.0		$14.2

Total derivatives		$135.9		$14.2

The following table presents the fair value of derivative instruments outstanding at December 31, 2009:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$46.7	Other Liabilities	$2.8
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	—

Total derivatives designated as hedges		$46.7		$2.8

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$8.2	Other Liabilities	$8.2
Foreign exchange forward contracts	Prepaid expenses and other	5.1	Accounts Payable	8.0

Total derivatives not designated as hedges		$13.3		$16.2

Total derivatives		$60.0		$19.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest Rate Risk

Our borrowings are subject to interest rate risk. We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements are designated as fair value hedges. We held interest-rate swap agreements that effectively converted approximately 74% at December 31, 2010, and 82% at December 31, 2009, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was approximately 81% at December 31, 2010, and 83% at December 31, 2009.

We had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $2,225 at December 31, 2010. Unrealized gains were $114.9 at December 31, 2010, and $43.9 at December 31, 2009. During 2010, we recorded a net gain of $66.8 in interest expense for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements. At December 31, 2010, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. Unrealized gains on these agreements were $0 at December 31, 2010, and $0 at December 31, 2009. During 2010, we recorded a net gain of $0 in other expense, net associated with these undesignated interest-rate swap agreements.

Long-term debt included net unrealized gains of $94.4 at December 31, 2010, and $27.6 at December 31, 2009, on interest rate swaps designated as fair value hedges.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There was no hedge ineffectiveness for the years ended December 31, 2010, 2009 and 2008, related to these interest rate swaps.

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

AOCI included remaining unamortized losses of $22.5 ($14.6 net of taxes) at December 31, 2010, and $28.8 ($18.8 net of taxes) at December 31, 2009, resulting from treasury lock agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolívar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2010, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $493.9 for the euro, the Hungarian forint, the Peruvian new sol, the Czech Republic koruna, the Romanian leu, the Canadian dollar, the Australian dollar, the New Zealand dollar, the Japanese yen and the British pound.

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

As of December 31, 2010, we expect to reclassify $3.9, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next 12 months.

For the years ended December 31, 2010 and 2009, cash flow hedges and treasury lock agreements impacted AOCI as follows:

	2010	2009
Net derivative losses at beginning of year, net of taxes of $10.1 and $14.8	$(18.8)	$(27.2)
Net losses on derivative instruments, net of taxes of $0 and $1.1	—	(2.3)
Reclassification of net gains to earnings, net of taxes of $2.2 and $5.8	4.2	10.7

Net derivative losses at end of year, net of taxes of $7.9 and $10.1	$(14.6)	$(18.8)

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges for financial reporting purposes. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During 2010, we recorded a loss of $2.1 in other expense, net related to these undesignated foreign exchange forward contracts. Also during 2010, we recorded a gain of $6.0 related to the intercompany loans, caused by changes in foreign currency exchange rates.

We have used foreign exchange forward contracts and foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of foreign subsidiaries. Losses of $3.7 for 2010, $23.8 for 2009, and $33.6 for 2008, related to the effective portions of these hedges were included in foreign currency translation adjustments within AOCI on the Consolidated Balance Sheets. During 2010 a loss of $20.1 was reclassified from AOCI to discontinued operations due to the sale of Avon Japan.

Credit Risk of Financial Instruments

We attempt to minimize our credit exposure to counterparties by entering into derivative transactions and similar agreements with major international financial institutions with “A” or higher credit ratings as issued by Standard & Poor’s Corporation. Our foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.

Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $135.9 at December 31, 2010. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

NOTE 9. Fair Value

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.8	$—	$1.8
Interest-rate swap agreements	—	124.8	124.8
Foreign exchange forward contracts	—	11.1	11.1

Total	$1.8	$135.9	$137.7

Liabilities:
Interest-rate swap agreements	$—	$9.9	$9.9
Foreign exchange forward contracts	—	4.3	4.3

Total	$—	$14.2	$14.2

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

The table above excludes our pension and postretirement plan assets. Refer to Note 12, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 12, Employee Benefit Plans). The foreign exchange forward contracts and interest-rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. The underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

Fair Value of Financial Instruments

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,179.9	$1,179.9	$1,298.1	$1,298.1
Available-for-sale securities	1.8	1.8	1.9	1.9
Grantor trust cash and cash equivalents	1.1	1.1	7.6	7.6
Short term investments	17.1	17.1	26.8	26.8
Debt maturing within one year	727.6	727.6	137.8	137.8
Long-term debt, net of related discount or premium	2,408.6	2,502.4	2,307.2	2,440.4
Foreign exchange forward contracts	6.8	6.8	(2.9)	(2.9)
Interest-rate swap agreements	114.9	114.9	43.9	43.9

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 10. Share-Based Compensation Plans

The Avon Products, Inc. 2005 Stock Incentive Plan (the “2005 Plan”) and the Avon Products, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), which are shareholder approved, provide for several types of share-based incentive compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units and performance unit awards. Under the 2005 Plan, the maximum number of shares that may be awarded is 31,000,000 shares, of which no more than 8,000,000 shares may be used for restricted stock awards and restricted stock unit awards. Under the 2010 Plan, the maximum number of shares that may be awarded is 32,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or Stock Appreciation Right (“SAR”), by each share of stock subject to such an award and (ii) in the case of the grant of an award payable in stock other than an option or SAR by 2.33 multiplied by each share of stock subject to such award. Shares issued under share-based awards will be primarily funded with issuance of new shares.

We have issued stock options, restricted stock, restricted stock units and stock appreciation rights under the 2005 Plan and the 2010 Plan. Stock option awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Those option awards generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock or restricted stock units generally vest after three years.

For the years ended December 31:

	2010	2009	2008
Compensation cost for stock options, restricted stock, restricted stock units, and stock appreciation rights	$57.6	$54.9	$54.8
Total income tax benefit recognized for share-based arrangements	18.7	18.5	18.8

All of the compensation cost for stock options, restricted stock, restricted stock units, and stock appreciation rights for 2010, 2009, and 2008 was recorded in selling, general and administrative expenses. For the years ended December 31, 2010 and 2009, we have determined that we have a pool of windfall tax benefits.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions for options granted during the years ended December 31:

	2010	2009	2008
Risk-free rate(1)	1.9%	1.6%	2.3%
Expected term(2)	4 years	4 years	4 years
Expected volatility(3)	38%	35%	28%
Expected dividends(4)	3.0%	4.0%	2.0%

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(2)	The expected term of the option was based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
(3)	Expected volatility was based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.
(4)	Assumed the current cash dividends of $.22 during 2010, $.21 during 2009 and $.20 during 2008 per share each quarter on our common stock for options granted during those years.

The weighted-average grant-date fair values per share of options granted were $7.91 during 2010, $3.18 during 2009 and $8.04 during 2008.

A summary of stock options as of December 31, 2010, and changes during 2010, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	28,484	$30.56
Granted	3,316	31.57
Exercised	(1,202)	19.71
Forfeited	(360)	22.97
Expired	(583)	37.16

Outstanding at December 31, 2010	29,655	$31.07	5.7	$93.2

Exercisable at December 31, 2010	20,082	$33.50	4.4	$35.5

At December 31, 2010, there was approximately $15.3 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.3 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.

Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2010, 2009 and 2008, were as follows:

	2010	2009	2008
Cash proceeds from stock options exercised	$23.9	$13.1	$81.4
Tax benefit realized for stock options exercised	3.3	.9	12.2
Intrinsic value of stock options exercised	14.6	5.0	41.5

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units granted was determined based on the closing price of our common stock on the date of grant.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted stock and restricted stock units at December 31, 2010, and changes during 2010, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	3,437	$29.68
Granted	947	31.41
Vested	(1,267)	32.54
Forfeited	(165)	23.52

Nonvested at December 31, 2010	2,952	$26.36

The total fair value of restricted stock and restricted stock units that vested during 2010 was $37.2, based upon market prices on the vesting dates. As of December 31, 2010, there was approximately $29.1 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 11. Stock Repurchase Program

In October 2007, our Board of Directors approved a five-year $2,000.0 share repurchase program (“$2.0 billion program”) which began in December 2007. We have repurchased approximately 4.8 million shares for $180.2 under the $2.0 billion program through December 31, 2010.

NOTE 12. Employee Benefit Plans

Savings Plan

We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the “PSA”), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $12.5 in 2010, $12.1 in 2009 and $13.0 in 2008, which were then used by the PSA to purchase our shares in the open market.

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Benefit Obligations, Plan Assets and Funded Status

The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

	Pension Plans				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
Change in Benefit Obligation:
Beginning balance	$(702.2)	$(726.2)	$(711.3)	$(606.0)	$(134.6)	$(178.3)
Service cost	(11.9)	(11.7)	(14.6)	(12.2)	(2.0)	(3.2)
Interest cost	(35.6)	(40.4)	(39.3)	(38.6)	(7.1)	(9.9)
Actuarial (loss) gain	(44.4)	(29.1)	(16.2)	(55.5)	2.1	(12.0)
Plan participant contributions	—	—	(2.5)	(2.8)	(4.3)	(8.7)
Benefits paid	92.6	110.1	40.1	38.6	13.5	18.8
Federal subsidy	—	—	—	—	—	(1.5)
Plan amendments	.2	1.3	—	(1.6)	—	64.0
Settlements/ curtailments	(1.3)	(1.4)	—	24.3	—	(.6)
Special termination benefits	—	(4.8)	(.1)	(9.0)	—	—
Foreign currency changes and other	—	—	23.6	(48.5)	(.6)	(3.2)

Ending balance	$(702.6)	$(702.2)	$(720.3)	$(711.3)	$(133.0)	$(134.6)

Change in Plan Assets:
Beginning balance	$470.6	$449.1	$499.5	$400.5	$39.6	$43.7
Actual return on plan assets	60.3	110.7	56.9	74.0	4.1	(4.1)
Company contributions	13.4	20.9	32.9	31.9	9.2	8.6
Special company contribution to fund termination benefits	—	—	—	9.0	—	—
Federal subsidy	—	—	—	—	—	1.5
Plan participant contributions	—	—	2.5	2.8	4.3	8.7
Benefits paid	(92.6)	(110.1)	(40.1)	(38.6)	(13.5)	(18.8)
Settlements	—	—	—	(19.9)	—	—
Foreign currency changes and other	—	—	(11.1)	39.8	—	—

Ending balance	$451.7	$470.6	$540.6	$499.5	$43.7	$39.6

Funded Status:
Funded status at end of year	$(250.9)	$(231.6)	$(179.7)	$(211.8)	$(89.3)	$(95.0)

Amount Recognized in Balance Sheet:
Other assets	$—	$—	$3.0	$2.6	$—	$—
Accrued compensation	(9.8)	(17.0)	(2.7)	(1.7)	(4.3)	(3.9)
Employee benefit plans liability	(241.1)	(214.6)	(180.0)	(212.7)	(85.0)	(91.1)

Net amount recognized	$(250.9)	$(231.6)	$(179.7)	$(211.8)	$(89.3)	$(95.0)

Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$445.8	$463.4	$250.0	$277.7	$50.8	$58.0
Prior service credit	(1.3)	(1.4)	(12.3)	(14.3)	(70.2)	(87.1)
Transition obligation	—	—	.3	.4	—	—

Total pretax amount recognized	$444.5	$462.0	$238.0	$263.8	$(19.4)	$(29.1)

Supplemental Information:
Accumulated benefit obligation	$685.2	$684.0	$653.4	$652.5	N/A	N/A

Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$702.6	$702.2	$702.8	$708.1	N/A	N/A
Fair value plan assets	451.7	470.6	520.2	493.7	N/A	N/A

Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$702.6	$702.2	$693.3	$684.8	N/A	N/A
Accumulated benefit obligation	685.2	684.0	653.4	652.5	N/A	N/A
Fair value plan assets	451.7	470.6	511.6	470.9	N/A	N/A

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. pension plans include funded qualified plans and unfunded non-qualified plans. As of December 31, 2010, the U.S. qualified pension plans had benefit obligations of $630.2 and plan assets of $451.7. As of December 31, 2009, the U.S. qualified pension plans had benefit obligations of $615.5 and plan assets of $470.6. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost:
Service cost	$11.9	$11.7	$17.4	$14.6	$12.2	$14.8	$2.0	$3.2	$3.3
Interest cost	35.6	40.4	45.4	39.3	38.6	41.2	7.1	9.9	10.5
Expected return on plan assets	(36.9)	(43.0)	(51.7)	(37.7)	(35.6)	(43.1)	(2.4)	(2.5)	(3.3)
Amortization of prior service credit	(.3)	(.3)	(1.0)	(1.3)	(1.3)	(1.7)	(17.0)	(9.7)	(6.0)
Amortization of actuarial losses	38.5	29.5	28.4	13.0	10.8	10.3	3.5	3.2	.9
Amortization of transition obligation	—	—	—	.1	.1	.1	—	—	—
Settlements/curtailments	1.2	6.0	—	1.6	12.2	.3	—	(.4)	—
Special termination benefits	—	—	—	—	—	—	—	—	—
Other	—	—	—	.6	.6	.6	—	—	—

Net periodic benefit cost	$50.0	$44.3	$38.5	$30.2	$37.6	$22.5	$(6.8)	$3.7	$5.4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Actuarial (gains) losses	$20.9	$(38.5)	$217.4	$(3.0)	$17.1	$118.7	$(3.8)	$18.3	$16.2
Prior service cost (credit)	(.2)	(1.3)	—	—	1.6	—	17.0	(64.0)	—
Amortization of prior service credit	.3	.3	1.0	1.3	1.3	1.7	(3.6)	9.7	6.0
Amortization of actuarial losses	(38.4)	(29.5)	(28.4)	(14.5)	(18.3)	(10.3)	—	(3.2)	(.9)
Amortization of transition obligation	—	—	—	(.1)	(.1)	(.1)	—	—	—
Settlements/curtailments	.2	.2	—			(1.0)	—	1.0	—
Foreign currency changes	—	—	—	(9.5)	18.9	(33.3)	.1	1.0	(.8)

Total recognized in other comprehensive income*	(17.4)	(68.8)	190.0	(25.8)	20.5	75.7	9.7	(37.2)	20.5

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$32.6	$(24.5)	$228.5	$4.4	$58.1	$98.2	$2.9	$(33.5)	$25.9

*	Amounts represent the pre-tax effect included within other comprehensive income. The net of tax amounts are included within the Consolidated Statements of Changes in Shareholders’ Equity.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$47.6	$13.6	$3.6
Prior service credit	(.3)	(1.3)	(16.0)
Transition obligation	—	..1	—

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	4.80%	5.35%	5.60%	6.04%	5.28%	5.83%
Rate of compensation increase	4.00-6.00%	4.00-6.00%	3.98%	3.51%	N/A	N/A

The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans were based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis has decreased to 5.21% at December 31, 2010, from 5.70% at December 31, 2009.

Weighted-average assumptions used to determine net benefit cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.35%	6.05%	6.20%	6.04%	6.42%	5.70%	5.83%	6.23%	6.26%
Rate of compensation increase	4.00-6.00	4.00-6.00	4.00-6.00	4.04	3.69	3.20	N/A	N/A	N/A
Rate of return on assets	8.00	8.00	8.00	7.31	7.38	7.46	N/A	N/A	N/A

In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2010, the assumed rate of return on assets globally was 7.65%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. plans.

The assumed rate of return for determining 2010 net costs for the U.S. plan was 8%. In addition, the current rate of return assumption for the U.S. plan was based on an asset allocation of approximately 40% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 4% to 6% in the long term) and 60% in equity securities and high yield securities (which are expected to earn approximately 7% to 10% in the long term). Similar assessments were performed in determining rates of return on non-U.S. pension plan assets, to arrive at our weighted-average rate of return of 7.31% for determining 2010 net cost.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

Our U.S. and non-U.S. funded pension and postretirement plans target and weighted-average asset allocations at December 31, 2010 and 2009, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans			U.S. Postretirement Plan
	% of Plan Assets			% of Plan Assets			% of Plan Assets
	Target	at Year End		Target	at Year End		Target	at Year End
Asset Category	2011	2010	2009	2011	2010	2009	2011	2010	2009
Equity securities	58-62%	55%	63%	55-65%	61%	60%	50%	—%	—%
Debt securities	38-42	37	37	30-40	33	33	50	100	100
Real Estate		—	—		2	—			—
Other	—	8	—	0-10	4	7	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The following tables present the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of December 31, 2010:

	U.S. Pension and Postretirement Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$148.2	$148.2
International equity	—	73.8	73.8
Emerging markets	—	31.1	31.1

	—	253.1	253.1
Fixed Income Securities:
Corporate bonds	—	188.7	188.7
Government securities	—	52.9	52.9

	—	241.6	241.6
Cash	.7	—	.7

Total	$.7	$494.7	$495.4

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$108.5	$—	$108.5
International equity	16.6	211.0	—	227.6

	16.6	319.5	—	336.1
Fixed Income Securities:
Corporate bonds	—	75.2	—	75.2
Government securities		86.3		86.3
Other	—	8.2	—	8.2

	—	169.7	—	169.7
Other:
Cash	19.4	—	—	19.4
Real estate	—	—	13.7	13.7
Other	—	—	1.7	1.7

	19.4	—	15.4	34.8

Total	$36.0	$489.2	$15.4	$540.6

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of December 31, 2009

	U.S. Pension and Postretirement Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$175.9	$175.9
International equity	—	86.0	86.0
Emerging markets	—	35.4	35.4

	—	297.3	297.3
Fixed Income Securities:
Corporate bonds	—	139.1	139.1
Government securities	—	27.9	27.9
Mutual funds	43.5	—	43.5

	43.5	167.0	210.5
Cash	2.4	—	2.4

Total	$45.9	$464.3	$510.2

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$98.4	$—	$98.4
International equity	13.8	191.4	—	205.2

	—	289.8	—	303.6
Fixed Income Securities:
Corporate bonds	—	69.1	—	69.1
Government securities		83.2		83.2
Other	—	9.0	—	9.0

	—	161.3	—	161.3
Other:
Cash	20.4	—	—	20.4
Real estate	—	—	13.0	13.0
Other	—	—	1.2	1.2

	20.4	—	14.2	34.6

Total	$34.2	$451.1	$14.2	$499.5

A reconciliation of the beginning and ending balances for our Level 3 investments was as follows:

Amount
Balance as of January 1, 2009	$14.9
Actual return on plan assets held	(1.0)
Foreign currency changes	.3

Balance as of December 31, 2009	14.2
Actual return on plan assets held	.7
Foreign currency changes	.5

Balance as of December 31, 2010	$15.4

Investments in equity securities classified as Level 1 in the fair value hierarchy are valued at quoted market prices. Investments in equity securities classified as Level 2 in the fair value hierarchy include collective funds that are valued at quoted market prices for non-active securities. Fixed income securities are based on broker quotes for non-active securities. Mutual funds are valued at quoted market prices. Real estate is valued by reference to investment and leasing transactions at similar types of property and are supplemented by third party appraisals.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The asset allocation decision includes consideration of the non-investment aspects of the Avon Products, Inc. Personal Retirement Account Plan, including future retirements, lump-sum elections, growth in the number of participants, company contributions, and cash flow. These characteristics of the plan place certain demands upon the level, risk, and required growth of trust assets. We regularly conduct analyses of the plan’s current and likely future financial status by forecasting assets, liabilities, benefits and company contributions over time. In so doing, the impact of alternative investment policies upon the plan’s financial status is measured and an asset mix which balances asset returns and risk is selected.

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

Cash flows

We expect to make contributions in the range of $90 to $100 to our U.S. pension and postretirement plans and in the range of $40 to $45 to our international pension and postretirement plans during 2011.

Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2011	$61.4	$36.0	$97.4	$16.0
2012	80.9	37.6	118.5	11.2
2013	62.3	38.5	100.8	9.8
2014	60.3	40.5	100.8	9.6
2015	54.4	42.0	96.4	9.6
2016 – 2020	266.7	234.7	501.4	45.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Postretirement Benefits

For 2010, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 8.0% for all claims and will gradually decrease each year thereafter to 5.1% in 2017 and beyond for our U.S. plan. A one-percentage point change in the assumed health care cost trend rates for all postretirement plans would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$.2	$(.2)
Effect on postretirement benefit obligation	2.5	(2.2)

Postemployment Benefits

We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits, continuation of health care benefits and life insurance coverage to eligible former employees after employment but before retirement. The accrued cost for postemployment benefits was $67.1 at December 31, 2010 and $67.2 at December 31, 2009, and was included in employee benefit plans liability.

Supplemental Retirement Programs

We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the “DCP”), for certain key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would have been made to the Avon Personal Savings Account Plan (the “PSA”) but that are in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three investment alternatives. Expense associated with the DCP was $3.7 for 2010, $6.6 for 2009 and $4.6 for 2008. The accrued liability for the DCP was $85.6 at December 31, 2010 and $90.8 at December 31, 2009 and was included in other liabilities.

We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. (“SERP”) and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid employees in addition to amounts received under our qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $5.7 in 2010, $7.4 in 2009 and $7.9 in 2008. The benefit obligation under these programs was $62.6 at December 31, 2010, and $69.8 at December 31, 2009 and was included in employee benefit plans.

We also maintain a Supplemental Life Plan (“SLIP”) under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers. The SLIP has not been offered to new officers since January 1, 2010.

We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2010	2009
Fixed-income portfolio	$—	$.2
Corporate-owned life insurance policies	44.1	42.3
Cash and cash equivalents	1.1	7.6

Total	$45.2	$50.1

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Segment Information

Our segments are based on geographic operations and include commercial business units in Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; Asia Pacific; and China. Global expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, marketing and professional and related fees associated with the FCPA investigation and compliance reviews. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as global expenses. We do not allocate to our segments income taxes, foreign exchange gains or losses, costs of implementing restructuring initiatives related to our global functions or professional and related fees associated with the FCPA investigation and compliance reviews. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment. In Europe, our manufacturing facilities primarily support Western Europe, Middle East & Africa and Central & Eastern Europe. In our disclosures of total assets, capital expenditures and depreciation and amortization, we have allocated amounts associated with the European manufacturing facilities between Western Europe, Middle East & Africa and Central & Eastern Europe based upon planned beauty unit volume. A similar allocation is done in Asia where our manufacturing facilities primarily support Asia Pacific and China.

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

Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables.

Total Revenue & Operating Profit

	2010		2009		2008
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$4,589.5	$604.7	$4,103.2	$647.9	$3,884.1	$690.3
North America	2,244.0	155.9	2,293.4	110.4	2,522.0	213.9
Central & Eastern Europe	1,585.8	297.8	1,500.1	244.9	1,719.5	346.2
Western Europe, Middle East & Africa	1,462.1	176.5	1,277.8	84.2	1,351.7	121.0
Asia Pacific	752.4	93.4	677.3	61.6	679.3	87.7
China	229.0	(10.8)	353.4	20.1	350.9	17.7

Total from operations	10,862.8	1,317.5	10,205.2	1,169.1	10,507.5	1,476.8
Global and other	—	(244.4)	—	(163.5)	—	(152.3)

Total	$10,862.8	$1,073.1	$10,205.2	$1,005.6	$10,507.5	$1,324.5

Total Assets

	2010	2009	2008
Latin America	$2,757.6	$2,414.9	$1,640.7
North America	1,478.0	831.5	899.0
Central & Eastern Europe	818.5	863.4	795.2
Western Europe, Middle East & Africa	782.7	611.0	519.4
Asia Pacific	451.4	362.0	328.3
China	179.2	255.7	254.6

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets of continuing operations	6,467.4	5,338.5	4,437.2
Total assets of discontinued operations	—	123.1	130.2
Global and other	1,406.3	1,361.8	1,506.6

Total assets	$7,873.7	$6,823.4	$6,074.0

Capital Expenditures
	2010	2009	2008
Latin America	$199.8	$160.6	$116.0
North America	19.2	39.3	111.9
Central & Eastern Europe	31.4	29.3	42.2
Western Europe, Middle East & Africa	23.2	33.9	41.6
Asia Pacific	15.3	8.7	20.7
China	3.6	7.0	14.2

Total from operations	292.5	278.8	346.6
Global and other	38.7	17.5	30.8

Total capital expenditures	$331.2	$296.3	$377.4

Depreciation and Amortization
	2010	2009	2008
Latin America	$53.9	$53.2	$55.5
North America	51.7	43.2	37.6
Central & Eastern Europe	19.9	19.8	25.8
Western Europe, Middle East & Africa	32.2	28.0	31.8
Asia Pacific	10.2	7.8	7.6
China	6.3	6.6	6.0

Total from operations	174.2	158.6	164.3
Global and other	20.6	16.7	17.3

Total depreciation and amortization	$194.8	$175.3	$181.6

Total Revenue by Major Country
	2010	2009	2008
U.S.	$1,739.1	$1,895.1	$2,091.1
Brazil	2,182.8	1,817.1	1,674.3
All other	6,940.9	6,493.0	6,742.1

Total	$10,862.8	$10,205.2	$10,507.5

A major country is defined as one with total revenues greater than 10% of consolidated total revenues. Long-Lived Assets by Major Country
	2010	2009	2008
U.S.	$1,297.8	$582.0	$649.3
Brazil	450.2	331.4	187.1
All other	1,307.5	1,042.4	954.5

Total	$3,055.5	$1,955.8	$1,790.9

A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. The U.S. and Brazil’s long-lived assets consist primarily of property, plant and equipment related to manufacturing and distribution facilities.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by Product Category

	2010	2009	2008
Beauty(1)	$7,671.3	$7,251.3	$7,442.2
Fashion(2)	2,016.5	1,820.3	1,912.5
Home(3)	1,043.5	1,013.2	1,030.4

Net sales	10,731.3	10,084.8	10,385.1
Other revenue(4)	131.5	120.4	122.4

Total revenue	$10,862.8	$10,205.2	$10,507.5

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear, accessories, and children’s products.
(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and nutritional products.
(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives

Sales from Health and Wellness products and mark. are included among these categories based on product type.

NOTE 14. Leases and Commitments

Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2010, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2011	$108.1	$223.4
2012	88.1	88.4
2013	77.3	62.9
2014	64.9	51.0
2015	59.8	50.3
Later years	167.2	14.6
Sublease rental income	(24.5)	—

Total	$540.9	$490.6

Rent expense was $113.7 in 2010, $113.5 in 2009, and $117.8 in 2008. Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $500.1 were in progress at December 31, 2010.

NOTE 15. Restructuring Initiatives

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

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $519 before taxes. Through December 31, 2010, we have recorded total costs to implement, net of adjustments, of $513.7 ($3.2 in 2010, $20.1 in 2009, $59.3 in 2008, $157.5 in 2007, $217.1 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring Charges – 2008

During 2008, we recorded total costs to implement $59.3 associated with previously approved initiatives that are part of our 2005 Restructuring Program, and the costs consisted of the following:

•	net charges of $17.8 primarily for employee-related costs, including severance and pension benefits;

•	implementation costs of $30.5 for professional service fees, primarily associated with our initiatives to outsource certain finance and human resource processes; and

•	accelerated depreciation of $11.0 associated with our initiatives to realign some distribution operations and close some manufacturing operations.

Of the total costs to implement, $56.2 was recorded in selling, general and administrative expenses and $3.1 was recorded in cost of sales for 2008.

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

Restructuring Charges – 2010

During 2010, we recorded total costs to implement of $3.2 associated with previously approved initiatives that are part of our 2005 Restructuring Program, and the costs consisted of the following:

•	net benefit of $4.8 primarily for employee-related costs, including severance and pension benefits;

•	implementation costs of $6.5 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $1.5 associated with our initiatives to realign some distribution operations.

Of the total costs to implement, $3.1 was recorded in selling, general and administrative expenses and $.1 was recorded in cost of sales for 2010.

The liability balances for the initiatives under the 2005 Restructuring Program are shown below.

	Employee-		Contract
	Related	Inventory	Terminations/
	Costs	Write-offs	Other	Total
Balance December 31, 2007	$142.3	$—	$.7	$143.0
2008 Charges	19.2	—	.8	20.0
Adjustments	(3.1)	—	.9	(2.2)
Cash payments	(57.2)	—	(2.1)	(59.3)
Non-cash write-offs	(.3)	—	—	(.3)
Foreign exchange	(7.3)	—	—	(7.3)

Balance December 31, 2008	$93.6	$—	$.3	$93.9
2009 Charges	16.8	—	—	16.8
Adjustments	(11.9)	(.2)	—	(12.1)
Cash payments	(43.4)	—	(.2)	(43.6)
Non-cash write-offs	(13.9)	—	—	(13.9)
Foreign exchange	1.8	—	—	1.8

Balance December 31, 2009	$43.0	$(.2)	$.1	$42.9
2010 Charges	2.1	—	—	2.1
Adjustments	(6.9)	—	—	(6.9)
Cash payments	(17.3)	—	—	(17.3)
Foreign exchange	(.3)	—	—	(.3)

Balance December 31, 2010	$20.6	$(.2)	$.1	$20.5

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

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$332.6	$10.8	$7.2	$11.6	$8.5	$370.7
Charges to be incurred on approved initiatives	1.9	—	—	—	—	1.9

Total expected charges on approved initiatives	$334.5	$10.8	$7.2	$11.6	$8.5	$372.6

The charges, net of adjustments, of initiatives approved to date under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$18.2	$4.2	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	12.1	2.1	29.5	192.1
2007	14.9	7.0	4.7	65.1	3.6	1.3	12.7	109.3
2008	1.9	(1.1)	1.7	19.0	(0.7)	—	(3.0)	17.8
2009	1.4	(.1)	(.7)	(4.4)	11.6	(.2)	(2.9)	4.7
2010	2.1	(.1)	(.1)	(3.9)	(1.3)	(1.0)	(.5)	(4.8)

Charges recorded to date	$58.4	$74.4	$13.5	$132.6	$43.5	$6.4	$41.9	$370.7
Charges to be incurred on approved initiatives	1.9	—	—	—	—	—	—	1.9

Total expected charges on approved initiatives	$60.3	$74.4	$13.5	$132.6	$43.5	$6.4	$41.9	$372.6

As noted previously, we expect to record total costs to implement of approximately $519 before taxes for all restructuring initiatives under the 2005 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 Restructuring Program

In February 2009, we announced a new restructuring program (the “2009 Restructuring Program”) which targets increasing levels of efficiency and organizational effectiveness across our global operations. We have approved and announced all of the initiatives that are part of our 2009 Restructuring Program. The 2009 Restructuring Program initiatives include:

•	restructuring our global supply chain operations;

•	realigning certain local business support functions to a more regional basis to drive increased efficiencies; and

•	streamlining transaction-related services, including selective outsourcing.

We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $310 before taxes under the 2009 Restructuring Program, with actions to be completed by 2012-2013. Through December 31, 2010, we have recorded total costs to implement, net of adjustments, of $228.3 ($77.5 in 2010, and $150.8 in 2009) for actions associated with our restructuring initiatives.

Restructuring Charges – 2009

During 2009, we recorded total costs to implement of $150.8 associated with approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•	net charges of $125.6 primarily for employee-related costs, including severance and pension benefits;

•

implementation costs of $18.8 for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $6.4 associated with our initiatives to realign some distribution operations and close some manufacturing operations.

Of the total costs to implement, $144.4 was recorded in selling, general and administrative expenses and $6.4 was recorded in cost of sales for 2009.

Restructuring Charges – 2010

During 2010, we recorded total costs to implement of $77.5 associated with approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•	net charges of $46.1 primarily for employee-related costs, including severance and pension benefits;

•

implementation costs of $21.2 for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $10.2 associated with our initiatives to realign some distribution operations and close some manufacturing operations.

Of the total costs to implement, $68.1 was recorded in selling, general and administrative expenses and $9.4 was recorded in cost of sales for 2010. Most of these costs to implement are expected to result in future cash expenditure, with a majority of the cash payments to be made in 2011 and 2012.

The liability balances for the initiatives under the 2009 Restructuring Program are shown below.

	Employee- Related Costs	Contract Terminations/ Other	Total
2009 Charges	126.2	—	126.2
Adjustments	(.6)	—	(.6)
Cash payments	(16.1)	—	(16.1)
Non-cash write-offs	(4.0)	—	(4.0)
Foreign exchange	.6	—	.6

Balance December 31, 2009	$106.1	$—	$106.1

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010 Charges	60.9	1.6	62.5
Adjustments	(16.4)	—	(16.4)
Cash payments	(30.4)	(1.5)	(31.9)
Non-cash write-offs	(1.7)	—	(1.7)
Foreign exchange	(3.2)	—	(3.2)

Balance December 31, 2010	$115.3	$0.1	$115.4

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

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2009 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Contract Terminations/ Other	Total
Charges incurred to date	$170.1	$1.6	$171.7
Charges to be incurred on approved initiatives	9.0	14.2	23.2

Total expected charges on approved initiatives	$179.1	$15.8	$194.9

The charges, net of adjustments, of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	China	Corporate	Total
2009	$17.8	$26.8	$25.8	$31.8	$6.4	$2.1	$14.9	$125.6
2010	11.5	17.9	.4	2.8	1.2	.8	11.5	46.1

Charges recorded to date	$29.3	$44.7	$26.2	$34.6	$7.6	$2.9	$26.4	$171.7
Charges to be incurred on approved initiatives	1.2	6.8	3.4	4.3	.7	.4	6.4	23.2

Total expected charges on approved initiatives	$30.5	$51.5	$29.6	$38.9	$8.3	$3.3	$32.8	$194.9

As noted previously, we expect to record total costs to implement in the range of $300 to $310 before taxes for all restructuring initiatives under the 2009 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Contingencies

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

Our appeals of the 2003 and 2004 assessments were granted in our favor in April and May 2010, respectively, at the second administrative level. These assessments, including penalties and accruing interest, amounted to approximately $567 at the exchange rate on December 31, 2010. In October 2010, the 2003 assessment, which amounted to approximately $173 at the exchange rate on December 31, 2010, was officially closed in our favor as the Brazilian tax authorities did not pursue an appeal of the decision. In January 2011, a motion was filed by the tax authorities seeking clarification on a certain point in the decision on the 2004 assessment. This motion does not seek to and cannot change the decision granted in our favor in May 2010. However, the May 2010 decision may be appealed to a third and last administrative level after the second administrative level rules on the motion seeking clarification. The 2004 assessment, including penalties and accruing interest, amounted to approximately $394 at the exchange rate on December 31, 2010.

In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $37 from $83 including penalties and accruing interest at the exchange rate on December 31, 2010. We have appealed this decision to the second administrative level.

In the event that the 2004 or 2002 assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of these or any additional assessments that may be issued for subsequent periods.

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

As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of other countries selected to represent each of the Company’s four other international geographic segments. The internal investigation and compliance reviews are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are ongoing, and we continue to cooperate with both agencies with respect to these matters. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigation and compliance reviews.

Beginning in July and August 2010, several derivative actions were filed against certain present or former officers and/or directors of the Company that allege breach of fiduciary duty, and, in certain complaints, abuse of control, waste of corporate assets, unjust enrichment and/or proxy disclosure violations, relating to the

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s compliance with the FCPA. The relief sought in one or more of the derivative complaints includes certain declaratory and equitable relief, restitution, unspecified damages, exemplary damages and interest. The Company is named as a nominal defendant. These actions include Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Murray C. White, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CV-5560); County of York Employees Retirement Plan, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (originally filed in the New York Supreme Court, New York County, Index No. 651065/2010 and now refiled in the United States District Court for the Southern District of New York, 10-CIV-5933); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010); and IBEW Local 1919 Pension Fund, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CIV-6256). We are unable to predict the outcome of these matters.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2010, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 17. Goodwill and Intangible Assets

In July 2010, we acquired substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), for approximately $650 in cash, plus a potential additional payment in early 2015 based on the achievement of earnings growth of the Silpada North America business during the periods between 2012 through 2014. Silpada is included within our North America segment. At the date of the acquisition, a liability of approximately $26 was recorded associated with this potential additional consideration (“contingent consideration”), based on a valuation of the estimated fair value of the liability after probability-weighting and discounting various potential payments. Avon acquired control of this business on July 28, 2010, and the financial results of the acquired operations are included in these financial statements beginning on that date. Net sales and net income before taxes of the acquired operations, including acquisition and integration expenses, since the acquisition were approximately $109 and $26, respectively. The acquisition was funded with cash and commercial paper borrowings. The purchase price allocation resulted in goodwill of $314.4, indefinite lived trademarks of $150.0 and customer relationships of $172.8. The customer relationships have an average 10-year useful life.

At December 31, 2010, we estimated that the potential additional payment associated with the contingent consideration could range from $0 to approximately $35 and that the estimated fair value of the contingent consideration liability was $11. The change in the fair value of the contingent consideration was recorded within selling, general and administrative expenses and was primarily due to a decrease in estimates of the ultimate earnout.

In March 2010, we acquired Liz Earle Beauty Co. Limited (“Liz Earle”). The acquired business is included in our Western Europe, Middle East & Africa operating segment. The purchase price allocation resulted in goodwill of $123.6, indefinite lived trademarks of $22.8, licensing agreements of $8.7 and customer relationships of $4.7. The licensing agreements and customer relationships have a weighted average 8-year useful life.

The following unaudited pro forma summary presents the Company’s consolidated information as if Silpada and Liz Earle had been acquired on January 1, 2009, and on January 1, 2010.

	2010	2009
Pro forma Revenue Results including Acquisitions	$10,975.8	$10,473.3
Pro forma Operating Profit Results including Acquisitions	1,084.9	1,051.6
Pro forma Income from continuing operations, net of tax Results including Acquisitions	601.9	648.2

We completed our annual goodwill impairment test as of November 30, 2010, which indicated no impairment of goodwill, as the estimated fair value substantially exceeded the carrying values of each of our reporting units, with the exception of Silpada where the estimated fair value was similar to the carrying value, since this reporting unit was only recently acquired.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	China	Total
Balance at December 31, 2009	$0.0	$94.9	$33.9	$8.9	$2.6	$75.2	$215.5
Acquisitions	314.4	—	123.6	—	—	—	438.0
Foreign exchange	.3	18.6	1.0	(.5)	(.1)	2.3	21.6

Balance at December 31, 2010	$314.7	$113.5	$158.5	$8.4	$2.5	$77.5	$675.1

Intangible assets

	2010		2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$221.9	$(45.6)	$38.5	$(31.0)
Licensing agreements	58.5	(46.1)	42.3	(37.5)
Noncompete agreements	8.2	(6.8)	7.4	(5.9)
Trademarks	6.6	(1.8)	—	—
Indefinite Lived Trademarks	173.4	—	—	—

Total	$468.6	$(100.3)	$88.2	$(74.4)

Aggregate Amortization Expense:

2010	$13.1
2009	$14.8
2008	$16.4
Estimated Amortization Expense:
2011	$23.6
2012	23.6
2013	21.4
2014	20.6
2015	20.0

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Supplemental Balance Sheet Information

At December 31, 2010 and 2009, prepaid expenses and other included the following

Prepaid expenses and other	2010	2009
Deferred tax assets (Note 7)	$347.4	$303.2
Receivables other than trade	145.9	142.3
Prepaid taxes and tax refunds receivable	247.1	296.9
Prepaid brochure costs, paper and other literature	121.4	120.7
Short-term investments	17.1	26.8
Property, plant and equipment held for sale	12.8	12.8
Deferred charge	—	36.9
Other	133.5	102.7

Prepaid expenses and other	$1,025.2	$1,042.3

In accordance with guidance published by the International Practices Task Force, when a subsidiary in Venezuela purchases U.S. dollar denominated cash at the parallel market exchange rate, the Venezuelan subsidiary should remeasure the cash at the parallel market exchange rate. The subsidiary should translate the cash, as well as the remainder of its net assets, at the official rate, because this is expected to be the rate that is available for dividend remittances. Since the remeasurement and translation occur at different exchange rates, a difference arises between the actual U.S. dollar denominated cash balance and the “as translated” balance. The deferred charge in the table above represents this difference for the U.S. Dollar denominated cash held by our Venezuelan subsidiary.

At December 31, 2010 and 2009, other assets included the following:

Other assets	2010	2009
Deferred tax assets (Note 7)	$544.3	$501.1
Investments	47.6	52.1
Deferred software (Note 1)	140.6	111.6
Interest-rate swap agreements (Note 8 and 9)	124.8	54.9
Other	161.3	126.4

Other assets	$1,018.6	$846.1

NOTE 19. Results of Operations by Quarter (Unaudited)

2010	First	Second	Third	Fourth	Year
Total revenue	$2,446.3	$2,628.5	$2,612.4	$3,175.6	$10,862.8
Gross profit	1,511.6	1,666.4	1,679.4	1,964.1	6,821.5
Operating profit	191.5	266.4	259.3	355.9	1,073.1
Income from continuing operations, before tax	126.3	249.1	236.1	333.9	945.4
Income from continuing operations, net of tax	42.7	165.0	167.2	220.3	595.2
Discontinued operations, net of tax	.6	4.2	.3	9.0	14.1
Net income attributable to noncontrolling interest	(.8)	(1.6)	(.8)	.2	(3.0)

Net income attributable to Avon	42.5	167.6	166.7	229.5	606.3
Earnings per share from continuing operations
Basic	$.10	$.38	$.38	$.51	$1.37	(1)
Diluted	$.10	$.38	$.38	$.50	$1.36	(1)

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009	First	Second	Third	Fourth	Year
Total revenue	$2,137.3	$2,426.5	$2,507.4	$3,134.0	$10,205.2
Gross profit	1,341.4	1,507.0	1,567.5	1,963.8	6,379.7
Operating profit	166.7	177.8	253.9	407.2	1,005.6
Income from continuing operations, before tax	145.1	154.8	227.0	386.8	913.7
Income from continuing operations, net of tax	116.8	80.2	153.9	268.3	619.2
Discontinued operations, net of tax	.7	4.4	3.7	.2	9.0
Net income attributable to noncontrolling interest	(.2)	(1.7)	(1.4)	.9	(2.4)

Net income attributable to Avon	117.3	82.9	156.2	269.4	625.8
Earnings per share from continuing operations
Basic	$.27	$.18	$.35	$.62	$1.43	(1)
Diluted	$.27	$.18	$.35	$.62	$1.43	(1)

(1)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.

Results of operations by quarter were impacted by the following:

2010	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$2.5	$2.2	$2.2	$2.6	$9.5
Selling, general and administrative expenses	2.7	8.2	4.6	55.7	71.2

Total costs to implement restructuring initiatives	$5.2	$10.4	$6.8	$58.3	$80.7

Venezuelan special items	$39.4	$33.8	$7.4	$.4	$81.0

2009	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$—	$.3	$3.3	$3.1	$6.7
Selling, general and administrative expenses	14.5	89.1	30.0	30.6	164.2

Total costs to implement restructuring initiatives	$14.5	$89.4	$33.3	$33.8	$170.9

NOTE 20. Subsequent Events

On February 3, 2011, we announced an increase in our quarterly cash dividend to $.23 per share from $.22 per share, beginning with the first-quarter dividend payable March 1, 2011, to shareholders of record on February 17, 2011. With this increase, the indicated annual dividend rate is $.92 per share.

SCHEDULE II

AVON PRODUCTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2009 and 2008

		Additions
(in millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue		Deductions		Balance at End of Period
2010
Allowance for doubtful accounts receivable	$132.4	$215.7		$		$199.3	(1)	$148.8
Allowance for sales returns	32.7	—			424.1	373.6	(2)	83.2
Allowance for inventory obsolescence	114.9	131.1			—	119.3	(3)	126.7
Deferred tax asset valuation allowance	370.2	92.5	(4)		—	—		462.7

2009
Allowance for doubtful accounts receivable	$101.9	$221.2			$—	$190.7	(1)	$132.4
Allowance for sales returns	25.5	—			370.5	363.3	(2)	32.7
Allowance for inventory obsolescence	97.0	120.0			—	102.1	(3)	114.9
Deferred tax asset valuation allowance	269.4	100.8	(4)		—	—		370.2

2008
Allowance for doubtful accounts receivable	$108.9	$195.1			$—	$202.1	(1)	$101.9
Allowance for sales returns	31.9	—			365.5	371.9	(2)	25.5
Allowance for inventory obsolescence	211.3	79.4			—	193.7	(3)	97.0
Deferred tax asset valuation allowance	278.3	—			—	8.9	(5)	269.4

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.
(2)	Returned product destroyed and foreign currency translation adjustment.
(3)	Obsolete inventory destroyed and foreign currency translation adjustment.
(4)	Increase in valuation allowance for tax loss carryforward benefits is because it is more likely than not that some or all of the deferred tax assets will not be realized in the future.
(5)	Release of valuation allowance on deferred tax assets that are more likely than not to be realized in the future.