Form 10-Q
period 2011-03-31
AVON PRODUCTS INC
filed 2011-05-03
CIK 8868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock (par value $.25) outstanding at March 31, 2011 was 430,188,027

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2011	2010
Net sales	$2,591.5	$2,416.5
Other revenue	37.6	29.8

Total revenue	2,629.1	2,446.3
Costs, expenses and other:
Cost of sales	949.8	934.7
Selling, general and administrative expenses	1,432.8	1,320.1

Operating profit	246.5	191.5

Interest expense	22.7	21.8
Interest income	(4.8)	(4.9)
Other expense, net	3.7	48.3

Total other expenses	21.6	65.2

Income from continuing operations, before taxes	224.9	126.3
Income taxes	(72.7)	(83.6)

Income from continuing operations, net of tax	152.2	42.7
Discontinued operations, net of tax	(8.6)	.6

Net income	143.6	43.3

Net income attributable to noncontrolling interest	—	(.8)

Net income attributable to Avon	$143.6	$42.5

Earnings per share:
Basic from continuing operations	$.35	$.10
Basic from discontinued operations	$(.02)	$—
Basic attributable to Avon	$.33	$.10

Diluted from continuing operations	$.35	$.10
Diluted from discontinued operations	$(.02)	$—
Diluted attributable to Avon	$.33	$.10

Cash dividends per common share	$.23	$.22

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$1,015.3	$1,179.9
Accounts receivable, net	803.5	826.3
Inventories	1,293.5	1,152.9
Prepaid expenses and other	1,052.7	1,025.2

Total current assets	$4,165.0	$4,184.3

Property, plant and equipment, at cost	2,787.7	2,750.9
Less accumulated depreciation	(1,140.8)	(1,123.5)

Property, plant and equipment, net	1,646.9	1,627.4
Goodwill	680.4	675.1
Other intangible assets, net	363.7	368.3
Other assets	1,031.1	1,018.6

Total assets	$7,887.1	$7,873.7

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$726.4	$727.6
Accounts payable	829.8	809.8
Accrued compensation	258.7	293.2
Other accrued liabilities	751.8	771.6
Sales and taxes other than income	228.4	207.6
Income taxes	113.6	146.5

Total current liabilities	2,908.7	2,956.3

Long-term debt	2,391.1	2,408.6
Employee benefit plans	492.4	561.3
Long-term income taxes	119.1	128.9
Other liabilities	136.2	146.0

Total liabilities	$6,047.5	$6,201.1

Contingencies (Note 5)

Shareholders’ Equity
Common stock	$187.1	$186.6
Additional paid-in capital	2,043.4	2,024.2
Retained earnings	4,655.0	4,610.8
Accumulated other comprehensive loss	(497.4)	(605.8)
Treasury stock, at cost	(4,564.8)	(4,559.3)

Total Avon shareholders’ equity	1,823.3	1,656.5

Noncontrolling interest	16.3	16.1

Total shareholders’ equity	$1,839.6	$1,672.6

Total liabilities and shareholders’ equity	$7,887.1	$7,873.7

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In millions	2011	2010
Cash Flows from Operating Activities
Net income	$143.6	$43.3
Discontinued operations, net of tax	8.6	(.6)

Income from continuing operations	$152.2	$42.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.4	43.1
Provision for doubtful accounts	61.7	52.6
Provision for obsolescence	24.1	19.1
Share-based compensation	12.0	20.0
Deferred income taxes	(19.7)	19.9
Charge for Venezuelan monetary assets and liabilities	—	46.1
Other	15.8	18.8
Changes in assets and liabilities:
Accounts receivable	(23.4)	(54.1)
Inventories	(142.0)	(60.7)
Prepaid expenses and other	(22.6)	(13.4)
Accounts payable and accrued liabilities	(55.3)	(49.9)
Income and other taxes	(19.8)	(67.8)
Noncurrent assets and liabilities	(70.0)	(6.7)

Net cash (used) provided by operating activities of continuing operations	(31.6)	9.7

Cash Flows from Investing Activities
Capital expenditures	(55.3)	(56.7)
Disposal of assets	3.0	3.8
Purchases of investments	(.1)	(.3)
Proceeds from sale of investments	3.0	6.9
Acquisitions and other investing activities	—	(146.1)

Net cash used by investing activities of continuing operations	(49.4)	(192.4)

Cash Flows from Financing Activities*
Cash dividends	(98.7)	(95.3)
Debt, net (maturities of three months or less)	(3.4)	133.2
Proceeds from debt	551.2	6.1
Repayment of debt	(554.6)	(10.0)
Proceeds from exercise of stock options	7.3	7.4
Excess tax benefit realized from share-based compensation	.7	.7
Repurchase of common stock	(5.8)	(10.4)

Net cash (used) provided by financing activities of continuing operations	(103.3)	31.7

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	1.9
Net cash provided (used) by investing activities of discontinued operations	2.3	(.1)
Net cash used by financing activities of discontinued operations	—	(.1)

Net cash provided by Discontinued Operations	2.3	1.7

Effect of exchange rate changes on cash and equivalents	17.4	(39.4)

Net (decrease) in cash and equivalents	(164.6)	(188.7)
Cash and equivalents at beginning of year (1)	$1,179.9	$1,311.6

Cash and equivalents at end of period (2)	$1,015.3	$1,122.9

*	Non-cash financing activities in 2011 and 2010 included the change in fair market value of interest-rate swap agreements of ($15.9) and $17.7, respectively.
(1)	– Includes cash and cash equivalent of discontinued operations of $13.5 at January 1, 2010.
(2)	– Includes cash and cash equivalents of discontinued operations of $10.9 at March 31, 2010.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES

Basis of Presentation

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We consistently applied the accounting policies described in our 2010 Annual Report on Form 10-K (“2010 Form 10-K”) in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2010 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.

For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.

We have revised some immaterial amounts in the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 for comparative purposes. We reclassified $5.5 from Noncurrent assets and liabilities to Proceeds from sale of investments.

New Accounting Standards Implemented

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends FASB Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. ASU 2010-06, related to enhanced disclosures regarding significant transfers between Level 1 and 2 fair value measurements, was effective December 31, 2010 for Avon and did not have any impact on our financial statements. Required disclosures related to activity in Level 3 fair value measurements is effective beginning January 1, 2011 for Avon and did not have a significant impact on our financial statements.

Out-of-Period Items

During 2011, the Company determined that the net after tax gain on sale of Avon Products Company Limited (“Avon Japan”), reported in our financial statements for the year ended December 31, 2010, should have been reported as a net after tax loss of $3, to correctly include all balances relating to Avon Japan that were previously included in Accumulated Other Comprehensive Income (“AOCI”). In addition, in the first quarter of 2011 the Company released a liability relating to a previously owned health care business, which should have been released in a prior period, resulting in a $4 increase in net income. The results of these businesses were originally reported within discontinued operations upon disposition. The net impact of these two items decreased net income for the first quarter of 2011 by $9. We evaluated these adjustments in relation to the current period, which is when they were corrected, as well as the periods in which they originated and concluded that these adjustments are immaterial to both the consolidated quarterly and annual financial statements for all periods.

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

	Three months ended March 31,
(Shares in millions)	2011	2010
Numerator from continuing operations
Income from continuing operations less amounts attributable to noncontrolling interests	$152.2	$41.5
Less: Earnings allocated to participating securities	(1.3)	(.3)

Income from continuing operations allocated to common shareholders	150.9	41.2

Numerator from discontinued operations
(Loss) income from discontinued operations plus/less amounts attributable to noncontrolling interests	$(8.6)	$1.0
Less: Earnings allocated to participating securities	—	—

(Loss) income allocated to common shareholders	(8.6)	1.0

Numerator attributable to Avon
Income attributable to Avon less amounts attributable to noncontrolling interests	$143.6	$42.5
Less: Earnings allocated to participating securities	(1.3)	(.3)

Income allocated to common shareholders	142.3	42.2

Denominator:
Basic EPS weighted-average shares outstanding	429.84	427.72
Diluted effect of assumed conversion of stock options	3.33	3.34

Diluted EPS adjusted weighted-average shares outstanding	433.17	431.06

Earnings Per Common Share from continuing operations:
Basic	$.35	$.10
Diluted	$.35	$.10

Loss per Common Share from discontinued operations:
Basic	$(.02)	$—
Diluted	$(.02)	$—

Earnings per Common Share attributable to Avon:
Basic	$.33	$.10
Diluted	$.33	$.10

At March 31, 2011 and 2010, we did not include stock options to purchase 18.7 million shares and 14.8 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

We purchased approximately 0.3 million shares of Avon common stock for $5.8 during the first three months of 2011, as compared to approximately 0.3 million shares of Avon common stock for $10.4 during the first three months of 2010 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

3. INVENTORIES

Components of Inventories	March 31, 2011	December 31, 2010
Raw materials	$424.6	$371.6
Finished goods	868.9	781.3

Total	$1,293.5	$1,152.9

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31, 2011
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$3.3	$3.2	$4.1	$3.7	$.3	$.7
Interest cost	8.1	8.0	10.1	10.1	1.1	1.8
Expected return on plan assets	(9.1)	(8.4)	(10.3)	(9.6)	(.3)	(.6)
Amortization of prior service credit	(.1)	(.1)	(.3)	(.3)	(2.4)	(4.3)
Amortization of actuarial losses	11.9	8.9	3.5	3.5	.5	1.0

Net periodic benefit costs	$14.1	$11.6	$7.1	$7.4	$(.8)	$(1.4)

We previously disclosed in our financial statements for the year ended December 31, 2010, that we expected to contribute approximately $90 to $100 and $40 to $45 to our U.S. and non-U.S. pension plans, respectively, in 2011. As of March 31, 2011, we made approximately $80 and $1 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $10 to $20 and $39 to $44 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2011. Our funding requirements may be impacted by regulations or interpretations thereof.

5. CONTINGENCIES

In 2002 and 2004, our Brazilian subsidiary received a series of excise tax assessments from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-2001 asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax, based on purported market sales data. The structure adopted in 1995 is comparable to that used by other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the assessments are unfounded. This matter is being vigorously contested and in the opinion of our outside counsel the likelihood that the assessments ultimately will be upheld is remote. Management believes that the likelihood that the assessments will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.

Our appeal of the 2004 assessment was granted in our favor in May 2010 at the second administrative level. In January 2011, a motion was filed by the tax authorities seeking clarification on a certain point in the decision on the 2004 assessment. This motion does not seek to and cannot change the decision granted in our favor in May 2010. However, the May 2010 decision may be appealed to a third and last administrative level after the second administrative level rules on the motion seeking clarification. The 2004 assessment, including penalties and accruing interest, amounted to approximately $402 at the exchange rate on March 31, 2011.

In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $37 from $89, including penalties and accruing interest, at the exchange rate on March 31, 2011. We have appealed this decision to the second administrative level.

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

As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of other countries selected to represent each of the Company’s international geographic segments. The internal investigation and compliance reviews are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. In connection with the internal investigation, certain personnel actions have been taken, including the termination of four individuals previously placed on administrative leave in 2010 (former general manager for China; former head of corporate affairs for China; former head of finance for China; and former head of global internal audit and security, who was previously head of finance for Asia Pacific). Pending the outcome of the internal investigation and compliance reviews, additional personnel actions may be taken in the future. For additional information, see “Risk Factors” in our 2010 Form 10-K for the year ended December 31, 2010. The internal investigation and compliance reviews of these matters are ongoing, and we continue to cooperate with both agencies with respect to these matters. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third party due diligence program and other compliance-related resources. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigation and compliance reviews.

Beginning in July and August 2010, several derivative actions were filed against certain present or former officers and/or directors of the Company that allege breach of fiduciary duty, and, in certain complaints, abuse of control, waste of corporate assets, unjust enrichment and/or proxy disclosure violations, relating to the Company’s compliance with the FCPA. The relief sought in one or more of the derivative complaints includes certain declaratory and equitable relief, restitution, unspecified damages, exemplary damages and interest. The Company is named as a nominal defendant. These actions include three consolidated federal court actions (Murray C. White, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CV-5560); County of York Employees Retirement Plan, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (originally filed in the New York Supreme Court, New York County, Index No. 651065/2010 and now refiled in the United States District Court for the Southern District of New York, 10-CIV-5933); and IBEW Local 1919 Pension Fund, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CIV-6256)) and two state court actions (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010) and Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). We are unable to predict the outcome of these matters.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2011, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

6. COMPREHENSIVE INCOME

	Three Months Ended March 31,
Components of Comprehensive Income	2011	2010
Net income	$143.6	$43.3
Foreign currency translation adjustments	99.5	2.1
Change in unrealized gains from available-for-sale securities	—	—
Change in derivative losses on cash flow hedges	1.0	1.0
Adjustments for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	7.9	6.3

Comprehensive income	252.0	52.7
Less: comprehensive income attributable to noncontrolling interest	.2	1.9

Comprehensive income attributable to Avon	$251.8	$50.8

7. SEGMENT INFORMATION

In conjunction with management changes, beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, 2011 and 2010 Asia Pacific amounts include the results of China.

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
	2011		2010
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,131.4	$139.5	$971.7	$88.0
North America	512.3	27.8	522.1	43.7
Central & Eastern Europe	411.8	76.9	410.3	68.6
Western Europe, Middle East & Africa	346.3	34.1	299.7	22.2
Asia Pacific	227.3	19.9	242.5	15.0

Total from operations	$2,629.1	$298.2	$2,446.3	$237.5
Global and other	—	(51.7)	—	(46.0)

Total	$2,629.1	$246.5	$2,446.3	$191.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31,
	2011	2010
Beauty(1)	$1,874.9	$1,743.1
Fashion(2)	488.0	452.9
Home(3)	228.6	220.5

Net sales	$2,591.5	$2,416.5
Other revenue(4)	37.6	29.8

Total revenue	$2,629.1	$2,446.3

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.
(2)	Fashion includes fashion jewelry, watches, apparel, footwear, accessories and children’s products.
(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and nutritional products.
(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.

Sales from Health and Wellness products and mark. are included among these categories based on product type.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

At March 31, 2011 and December 31, 2010, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2011	December 31, 2010
Deferred tax assets	$342.0	$347.4
Receivables other than trade	172.5	145.9
Prepaid taxes and tax refunds receivable	251.1	247.1
Prepaid brochure costs, paper and other literature	121.2	121.4
Short-term investments	15.5	17.1
Property, plant and equipment held for sale	12.8	12.8
Other	137.6	133.5

Prepaid expenses and other	$1,052.7	$1,025.2

At March 31, 2011 and December 31, 2010, other assets included the following:

Components of Other Assets	March 31, 2011	December 31, 2010
Deferred tax assets	$555.7	$544.3
Investments	46.8	47.6
Deferred software	150.4	140.6
Interest-rate swap agreements (Note 11 and 12)	94.9	124.8
Other	183.3	161.3

Other assets	$1,031.1	$1,018.6

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

We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $510 before taxes. We have recorded total costs to implement, net of adjustments, of $513.7 ($0 in the first three months of 2011, $3.2 in 2010, $20.1 in 2009, $59.3 in 2008, $157.5 in 2007, $217.1 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives.

Restructuring Charges – First Quarter 2011

During the first quarter of 2011, we recorded net benefits of $(.9) associated with previously approved initiatives that are part of our 2005 Restructuring Program. We also incurred implementation costs of $.7 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations, and recorded accelerated depreciation of $.2 associated with our initiatives to realign certain distribution operations, resulting in total costs to implement during the first quarter of 2011 of $0. These costs to implement were recorded in selling, general and administrative expenses.

Restructuring Charges – First Quarter 2010

During the first quarter of 2010, we recorded net benefits of $(1.1) associated with previously approved initiatives that are part of our 2005 Restructuring Program. We also incurred implementation costs of $.4 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations, and recorded accelerated depreciation of $.8 associated with our initiatives to realign certain distribution operations, resulting in total costs to implement during the first quarter of 2010 of $.1. These costs to implement were recorded in selling, general and administrative expenses.

The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

	Employee- Related Costs	Inventory Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2010	$20.6	$(.2)	$.1	$20.5
2011 Charges	.4	—	—	.4
Adjustments	(1.3)	—	—	(1.3)
Cash payments	(2.4)	—	—	(2.4)
Foreign exchange	.3	—	—	.3

Balance March 31, 2011	$17.6	$(.2)	$.1	$17.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$331.6	$10.8	$7.2	$11.6	$8.6	$369.8
Charges to be incurred on approved initiatives	1.6	—	—	—	—	1.6

Total expected charges	$333.2	$10.8	$7.2	$11.6	$8.6	$371.4

The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$22.4	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	14.2	29.5	192.1
2007	14.9	7.0	4.7	65.1	4.9	12.7	109.3
2008	1.9	(1.1)	1.7	19.0	(.7)	(3.0)	17.8
2009	1.4	(.1)	(.7)	(4.4)	11.4	(2.9)	4.7
2010	2.1	(.1)	(.1)	(3.9)	(2.3)	(.5)	(4.8)
First quarter 2011	(.6)	(.3)	—	—	—	—	(.9)

Charges recorded to date	$57.8	$74.1	$13.5	$132.6	$49.9	$41.9	$369.8
Charges to be incurred on approved initiatives	1.6	—	—	—	—	—	1.6

Total expected charges	$59.4	$74.1	$13.5	$132.6	$49.9	$41.9	$371.4

As noted previously, we expect to record total costs to implement of approximately $510 before taxes for all restructuring initiatives under the 2005 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

2009 Restructuring Program

In February 2009, we announced a new restructuring program (the “2009 Restructuring Program”) which targets increasing levels of efficiency and organizational effectiveness across the Company’s global operations. We have approved and announced all of the initiatives that are part of our 2009 Restructuring Program. The 2009 Restructuring Program initiatives include:

•	restructuring the Company’s global supply chain operations;

•	realigning certain local business support functions to a more regional basis to drive increased efficiencies;

•	streamlining transaction related services, including selective outsourcing; and reorganizing certain other functions

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $310 before taxes over the next several years, with implementation to be completed by 2012-2013. We have recorded total costs to implement, net of adjustments, of $243.0 ($14.7 in the first three months of 2011, $77.5 in 2010 and $150.8 in 2009), for actions associated with our restructuring initiatives.

Restructuring Charges – First Quarter 2011

During the first quarter of 2011, we recorded total costs to implement of $14.7 associated with approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•	net charge of $10.5 primarily related to contract termination costs offset by adjustments to the reserves for employee-related costs, including severance;

•

implementation costs of $8.3 for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•

accelerated depreciation of $1.4 associated with our initiatives to realign some distribution operations and close some manufacturing operations offset by a gain of $5.5 due to the sale of land and building in Germany.

Of the total costs to implement, $13.5 was recorded in selling, general and administrative expenses and $1.2 was recorded in cost of sales for 2011.

Restructuring Charges – First Quarter 2010

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

•	accelerated depreciation of $2.7 associated with our initiatives to realign some distribution operations and close some manufacturing operations.

Of the total costs to implement, $2.6 was recorded in selling, general and administrative expenses and $2.5 was recorded in cost of sales for 2010.

The liability balances for the initiatives under the 2009 Restructuring Program are shown below.

	Employee- Related Costs	Contract Terminations/ Other	Total
Balance December 31, 2010	$115.3	$.1	$115.4
2011 Charges	(.7)	12.8	12.1
Adjustments	(1.6)	—	(1.6)
Cash payments	(8.5)	(.6)	(9.1)
Foreign exchange	2.3	—	2.3

Balance March 31, 2011	$106.8	$12.3	$119.1

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2009 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Contract Terminations	Total
Charges incurred to date	$167.8	$14.4	$182.2
Charges to be incurred on approved initiatives	6.6	1.7	8.3

Total expected charges	$174.4	$16.1	$190.5

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

The charges of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2009	$17.8	$26.8	$25.8	$31.8	$8.5	$14.9	$125.6
2010	11.5	17.9	.4	2.8	2.0	11.5	46.1
First quarter 2011	(2.2)	5.6	.2	1.0	(.5)	6.4	10.5

Charges recorded to date	$27.1	$50.3	$26.4	$35.6	$10.0	$32.8	$182.2
Charges to be incurred on approved initiatives	.6	.5	3.9	2.7	.6	—	8.3

Total expected charges on approved initiatives	$27.7	$50.8	$30.3	$38.3	$10.6	$32.8	$190.5

As noted previously, we expect to record total costs to implement in the range of $300 to $310 million before taxes for all restructuring initiatives under the 2009 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the table above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the table above as total expected charges on approved initiatives represents charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the table above, we will incur other costs to implement restructuring initiatives such as consulting, other professional services, and accelerated depreciation.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Total
Balance at December 31, 2010	$113.5	$314.7	$8.4	$158.5	$80.0	$675.1
Adjustments	—	—	—	(2.8)	—	(2.8)
Foreign exchange	2.0	—	.5	4.8	.8	8.1

Balance at March 31, 2011	$115.5	$314.7	$8.9	$160.5	$80.8	$680.4

Intangible assets

	March 31, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$222.8	$(52.3)	$221.9	$(45.6)
Licensing agreements	59.6	(46.2)	58.5	(46.1)
Noncompete agreements	8.3	(6.8)	8.2	(6.8)
Trademarks	6.6	(2.4)	6.6	(1.8)
Indefinite Lived Trademarks	174.1	—	173.4	—

Total	$471.4	$(107.7)	$468.6	$(100.3)

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Estimated Amortization Expense:
2011	$23.6
2012	23.6
2013	21.4
2014	20.6
2015	20.0

Aggregate amortization expense during the three months ended March 31, 2011 and 2010 was $6.2 and $.8 respectively.

11. FAIR VALUE

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.9	$—	$1.9
Interest-rate swap agreements	—	94.9	94.9
Foreign exchange forward contracts	—	21.1	21.1

Total	$1.9	116.0	$117.9

Liabilities:
Interest-rate swap agreements	$—	$10.0	$10.0
Foreign exchange forward contracts	—	1.7	1.7

Total	$—	$11.7	$11.7

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

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

Fair Value of Financial Instruments

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2011 and December 31, 2010, respectively, consisted of the following:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,015.3	$1,015.3	$1,179.9	$1,179.9
Available-for-sale securities	1.9	1.9	1.8	1.8
Grantor trust cash and cash equivalents	.2	.2	1.1	1.1
Short term investments	15.5	15.5	17.1	17.1
Cash surrender value of supplemental life insurance	44.7	44.7	44.7	44.7
Debt maturing within one year	726.4	726.4	727.6	727.6
Long-term debt, net of related discount or premium	2,391.1	2,423.3	2,408.6	2,502.4
Foreign exchange forward contracts	19.4	19.4	6.8	6.8
Interest-rate swap agreements	84.9	84.9	114.9	114.9

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

Foreign exchange forward contracts - The fair values of forward contracts were primarily based on quoted forward foreign exchange prices at the reporting date.

Interest-rate swap agreements - The fair values of interest-rate swap agreements were estimated based on LIBOR yield curves at the reporting date.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2011:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$84.9	Other Liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts Payable	—

Total derivatives designated as hedges		$84.9		$—

Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$10.0	Other Liabilities	$10.0
Foreign exchange forward contracts	Prepaid expenses and other	21.1	Accounts Payable	1.7

Total derivatives not designated as hedges		$31.1		$11.7

Total derivatives		$116.0		$11.7

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

Interest Rate Risk

We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At March 31, 2011 and December 31, 2010, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2011 and December 31, 2010 was approximately 81%.

At March 31, 2011, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,725. During the three months ended March 31, 2011, we recorded a net loss of $15.9 in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt. During the three months ended March 31, 2010, we recorded a net gain of $17.7 in interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt.

At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At March 31, 2011, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. During the three months ended March 31, 2011 and March 31, 2010, we recorded a net loss of $0 in other expense, net associated with these undesignated interest-rate swap agreements.

Foreign Currency Risk

The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2011, we had outstanding

AVON PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

foreign exchange forward contracts with notional amounts totaling approximately $396.4 for the euro, the Hungarian forint, the Peruvian new sol, the Czech Republic koruna, the Canadian dollar, the British pound, the Romanian leu, the Australian dollar and the New Zealand dollar.

We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three months ended March 31, 2011 and 2010, we recorded a gain of $15.7 and $0.4, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2011 and 2010, we recorded a loss of $14.2 and a gain of $.9, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

AVON PRODUCTS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 64 countries and territories, including the U.S., and distribute products in 41 more. Our reportable segments are based on geographic operations in five regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; and Asia Pacific. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by approximately 6.5 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2010, approximately 83% of our consolidated revenue was derived from operations outside the U.S.

During the first quarter of 2011, revenues increased 7%, impacted by favorable foreign exchange. Constant $ revenues increased 4%. Sales of products in the Beauty category increased 8%, partially due to favorable foreign exchange. On a Constant $ basis, sales of products in the Beauty category increased 4% due to a 1% increase in units and 3% increase in net per unit. Active Representatives decreased 1%. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

We are implementing restructuring initiatives under our 2005 and 2009 Restructuring Programs. For a description of these restructuring initiatives, please refer to Item 7 of our 2010 Annual Report on Form 10-K (“2010 Form 10-K”). With regards to the 2005 Restructuring Program, we expect to achieve annualized savings of approximately $415 once all initiatives are fully implemented by 2011-2012. With regards to the 2009 Restructuring Program, we remain on track with our expectations included in the 2010 Form 10-K. See Note 9, Restructuring Initiatives, of the Notes to Consolidated Financial Statements for more information on our restructuring programs.

We have increases in labor and commodity costs, including oil, silver and cotton, which our pricing strategies are helping to offset.

Beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment, referred to as Asia Pacific. Accordingly, 2011 and 2010 amounts include the results of China in the Asia Pacific segment. In December 2010, we completed the sale of our subsidiary in Japan, which has been reflected as discontinued operations for all periods.

NEW ACCOUNTING STANDARDS

Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Non- GAAP Financial Measures

To supplement our financial results presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars. We refer to these adjusted growth rates as Constant $ growth, which is a non- GAAP financial measure. We believe this measure provides investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.

We present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin and effective tax rate on a non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a non-GAAP basis. We have provided a quantitative reconciliation of the difference between the non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. These non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company uses the non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period to period basis, the impacts of 1) costs to implement (“CTI”) restructuring initiatives and 2) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency (“Venezuelan special items”). The Company believes investors find the non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. The Venezuelan special items include the impact on the Statement of Income caused by the devaluation of the Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and nonmonetary assets, such as inventory and prepaid expenses. For nonmonetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 2.15 and the revised official exchange rate of 4.30. See Note 9, Restructuring Initiatives and the Latin America segment review below for more information on these items.

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Consolidated

	2011	2010	%/Point Change
Total revenue	$2,629.1	$2,446.3	7%

Cost of sales	949.8	934.7	2%
Selling, general and administrative expenses	1,432.8	1,320.1	9%

Operating profit	246.5	191.5	29%

Interest expense	22.7	21.8	4%
Interest income	4.8	4.9	(2)%
Other expense, net	3.7	48.3	*

Net income attributable to Avon	143.6	42.5	238%

Diluted earnings per share attributable to Avon	.33	.10	230%
Advertising expenses (1)	82.0	96.3	(15)%

Gross margin	63.9%	61.8%	2.1
CTI restructuring	—	.1	(.1)
Venezuelan special items	—	1.2	(1.2)
Adjusted Non-GAAP gross margin	63.9%	63.1%	.8

Selling, general and administrative expenses as a % of total revenue	54.5%	54.0%	.5
CTI restructuring	(.5)	(.1)	.4
Venezuelan special items	—	(.4)	(.4)
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	54.0%	53.5%	.5

Operating profit	$246.5	$191.5	29%
CTI restructuring	14.7	5.2
Venezuelan special items	—	39.1
Adjusted Non-GAAP operating profit	$261.2	$235.8	11%

Operating margin	9.4%	7.8%	1.6
CTI restructuring	.6	.2	.4
Venezuelan special items	—	1.6	(1.6)
Adjusted Non-GAAP operating margin	9.9%	9.6%	.3

Effective tax rate	32.3%	66.2%	(33.9)
CTI restructuring	.4	.1	.3
Venezuelan special items	—	(32.7)	32.7
Adjusted Non-GAAP effective tax rate	32.8%	33.6%	(.8)

Units sold			(1)%
Active Representatives			(1)%

*	- calculation not meaningful
(1)	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Revenue

Total revenue increased 7% in the first quarter of 2011 with favorable foreign exchange contributing 3 percentage points to the revenue increase. Constant $ revenue increased 4%. Acquisitions of Liz Earle Beauty Co. Limited (“Liz Earle”) and Silpada Designs, Inc. (“Silpada”) contributed approximately 2 points to revenue growth. Active Representatives decreased 1%.

On a category basis, the increase in revenue was primarily driven by an increase of 8% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, color cosmetics increased 6%, fragrance increased 10%, personal care increased 8% and skincare increased 7%. Fashion sales increased 8% and Home sales increased 4%. On a Constant $ basis, the Beauty category increased 4%. Within the Beauty category, Constant $ sales of color cosmetics increased 2%, fragrance increased 6%, personal care increased 5% and skincare increased 4%. Skincare Constant $ growth rates benefited by 4 points from the Liz Earle acquisition. Constant $ sales of Fashion increased 5%, with the acquisition of Silpada contributing 8 points. Constant $ sales of Home decreased 1%.

Gross Margin

Gross margin increased by 210 basis points in the first quarter of 2011, partially due to the negative impact of the Venezuelan special items that negatively impacted gross margin in the first quarter of 2010. On an adjusted Non-GAAP basis, gross margin increased by 80 basis points in the first quarter of 2011, as benefits from favorable foreign exchange and effective price management more than offset mix and higher commodity costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and adjusted Non-GAAP selling, general and administrative expenses as a percentage of revenue increased by 50 basis points in the first quarter of 2011 primarily due to higher distribution costs. Selling, general and administrative expenses in the first quarter of 2011 also benefited by approximately 40 basis points due to lower than estimated payments associated with prior year management incentive compensation programs. We invested approximately $30 incrementally in our Representatives through Representative Value Proposition (“RVP”) by continued implementation of our Sales Leadership program and Service Model Transformation and higher incentives. This incremental RVP investment was partially offset by lower advertising.

See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense increased by 4% in the first quarter of 2011, primarily due to higher outstanding debt balances, partially offset by lower interest rates. At March 31, 2011, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

Interest income decreased by 2% in the first quarter of 2011, primarily due to lower average cash balances.

Other expense, net decreased in the first quarter of 2011, primarily due to a $46.1 negative impact in the first quarter of 2010 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting which occurred in the first quarter of 2010 and which is discussed further within the Latin America segment review.

Effective Tax Rate

The effective tax rate for the first quarter of 2011 was 32.3%, compared to 66.2% for the first quarter of 2010. The 2010 tax rate was negatively impacted by 32.7 points due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America segment review. Additionally, the 2011 tax rate included higher tax benefits from an audit settlement and statute expiration, offset by a higher tax cost associated with the repatriation of anticipated current year earnings.

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Segment Review

Latin America

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$1,131.4	$971.7	16%	11%
Operating profit	139.5	88.0	59%	2%
CTI restructuring	(2.3)	2.3
Venezuelan special items	—	39.1
Adjusted Non-GAAP operating profit	$137.2	$129.4	6%	(1)%

Operating margin	12.3%	9.1%	3.2	(1.0)
CTI restructuring	(.2)	.2
Venezuelan special items	—	4.0
Adjusted Non-GAAP operating margin	12.1%	13.3%	(1.2)	(1.4)

Units sold				6%
Active Representatives				4%

Total revenue in the first quarter of 2011 increased due to a higher average order, growth in Active Representatives, driven by continued investments in RVP, and favorable foreign exchange. Revenue in the first quarter of 2011 grew 11% in Brazil and 23% in Mexico, with benefits from favorable foreign exchange. Constant $ revenue in the first quarter of 2011 benefited from continued growth in most markets, with growth of 2% in Brazil and 16% in Mexico. In Venezuela, revenue and Constant $ revenue in the first quarter of 2011 grew 39%. Additional information regarding our Venezuela operations is discussed in more detail below.

Constant $ revenue growth in the first quarter of 2011 in Brazil was driven by an increase in Active Representatives. Brazil’s performance in the first quarter of 2011 continued to be pressured by the service disruptions that occurred in the second half of 2010 and a decline in skincare sales. While service levels in Brazil improved progressively during the first quarter of 2011, service has not yet reached our historical normal levels. We believe the service disruptions from the second half of 2010 have negatively impacted Representative ordering behavior in the first quarter of 2011.

Constant $ revenue growth in Mexico in the first quarter of 2011, was primarily driven by an increase in Active Representatives. Revenue growth in the first quarter of 2011 in Venezuela reflected a higher average order primarily due to increased prices, partially as a result of inflation.

Operating margin in the first quarter of 2011 benefited by .4 points from lower CTI restructuring compared to the prior year period. Operating margin in the first quarter of 2010 in Latin America was negatively impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed further below. On an Adjusted Non-GAAP basis, the decrease in operating margin in the first quarter of 2011 was primarily driven by higher bad debt expense, higher distribution costs due to the transition to a new facility in Brazil and increased investment in RVP. Partially offsetting these items was improved gross margin, which benefited from favorable foreign exchange.

Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for nonessential goods and services. Effective December 30, 2010, the Venezuelan government eliminated the 2.60 rate which had been available for the import of essential goods. Substantially all of the imports of our subsidiary in Venezuela (“Avon Venezuela”) fall into the nonessential classification.

As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

U.S. historic dollar cost subsequent to the devaluation. Therefore, the historic U.S. dollar costs impacted the income statement during 2010 at a disproportionate rate as they had not been devalued based on the new exchange rates. As a result of using the U. S. historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, operating profit during 2010 was negatively impacted by $39.1, for the difference between the historical cost at the previous official exchange rate of 2.15 and the current official exchange rate of 4.30. Assuming no further devaluations, in 2011, there will be an immaterial impact on operating profit from the 2010 Venezuelan currency devaluations.

Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2003, Avon Venezuela had been obtaining its foreign currency needs beyond the amounts that could be obtained at official rates through non-government sources where the exchange rates were less favorable than the official rate (“parallel market”). In late May 2010, the Venezuelan government took control over the previously freely-traded parallel market. Trading in the parallel market was suspended for several weeks in May and June and reopened as a regulated (“SITME”) market in early June 2010. The government has imposed volume restrictions on trading activity, limiting an entity’s activity to a maximum of $0.35 per month. The current limit is below the monthly foreign exchange requirements of our Venezuelan operations and, unless these restrictions are modified, may have a negative impact on Avon Venezuela’s future operations. There is no assurance that the Company will be able to recover the higher cost of obtaining foreign currency in the SITME market as compared to the official rate through operating activities, such as increased pricing or cost reductions in other areas.

At March 31, 2011, we had a net asset position of $163 associated with our operations in Venezuela, which included cash balances of approximately $154, of which approximately $150 was denominated in bolívares remeasured at the March 31, 2011, official exchange rate and approximately $4 was denominated in U.S. dollars. Of the $163 net asset position, approximately $148 was associated with bolívar-denominated monetary net assets and deferred income taxes. Additionally, during the first quarter of 2011 Avon Venezuela’s revenue and operating profit represented approximately 4% and 5% of Avon’s consolidated revenue and Avon’s consolidated operating profit, respectively.

During the first quarter of 2011, the exchange rate in the SITME market ranged within 5 to 6 Bolívares to the U.S. Dollar. To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued as of March 31, 2011, to a rate of 5.7 Bolívares to the U.S. dollar, which was approximately the rate on March 31, 2011, in the SITME market, or an approximate 25% devaluation, our results would be negatively impacted as follows:

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

•

We would likely incur an immediate charge of approximately $27 ($26 in “Other expenses, net” and $1 in “income taxes”) associated with the $148 of Bolívar-denominated monetary net assets and deferred income taxes.

For the first quarter of 2011, costs associated with acquiring goods that required settlement in U.S. dollars through the SITME markets in Venezuela included within operating profit were approximately $4. The amounts reported for costs associated with acquiring goods that required settlement in U.S. dollars through the parallel or SITME markets in Venezuela included within operating profit for the first quarter of 2010, were approximately $13. Additionally, if the exchange rate in the SITME market is further devalued, or an alternative source of exchange becomes available at an unfavorable rate beyond the rate of 5.7 Bolivares to the U.S. dollar, our results could be negatively impacted.

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

At March 31, 2011, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $78 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2009.

North America

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$512.3	$522.1	(2)%	(2)%
Operating profit	27.8	43.7	(36)%	(38)%
CTI restructuring	11.6	4.3
Adjusted Non-GAAP operating profit	39.4	48.0	(18)%	(20)%

Operating margin	5.4%	8.4%	(3.0)	(3.1)
CTI restructuring	2.3	.8
Adjusted Non-GAAP operating margin	7.7%	9.2%	(1.5)	(1.6)

Units sold				(14)%
Active Representatives				(6)%

North America consists largely of the U.S. business and includes the results of Silpada, for the period since its acquisition at the end of July 2010. Silpada favorably impacted North America revenue growth by 8 points in the first quarter of 2011. Silpada also favorably impacted operating profit growth by 10 points in the first quarter of 2011 and favorably impacted Adjusted Non-GAAP operating profit growth by 9 points. As a result of the Silpada acquisition, units sold and Active Representatives in the first quarter of 2011 were each favorably impacted by 1 and 2 points, respectively.

The total revenue decline in the first quarter of 2011 was due to a decline in Active Representatives and a lower average order received from Representatives. Sales of non-Beauty products increased 3% in the first quarter of 2011, with Silpada contributing 18 points to the increase. Sales of Beauty products decreased 7% in the first quarter of 2011, partly due to weakness in the beauty market.

Operating margin in the first quarter of 2011 was negatively impacted by 1.4 points due to higher CTI restructuring compared to the same period in the prior year, partially offset by the inclusion of Silpada results, which benefited operating margin by .5 points, despite approximately $4 of amortization of intangible assets. Adjusted Non-GAAP operating margin was negatively impacted by lower revenues while continuing to incur overhead expenses that do not vary directly with revenue, despite cost saving initiatives, partially offset by the inclusion of Silpada results, which benefited Adjusted Non-GAAP operating margin by .2 points. In addition, Adjusted Non-GAAP operating margin in the first quarter of 2011 benefited from lower bad debt expenses due to improved credit management and collection efforts.

We expect our results to continue to be pressured, as we focus on our recovery plan and transitioning our North America business, which includes optimizing our product portfolio and enhancing field fundamentals.

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Central & Eastern Europe

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$411.8	$410.3	—%	(1)%
Operating profit	76.9	68.6	12%	12%
CTI restructuring	(2.9)	1.4
Adjusted Non-GAAP operating profit	74.0	70.0	6%	6%

Operating margin	18.7%	16.7%	2.0	2.1
CTI restructuring	(.7)	.4
Adjusted Non-GAAP operating margin	18.0%	17.1%	.9	1.1

Units sold				(1)%
Active Representatives				(4)%

Total revenue in the first quarter of 2011 was flat due to a decline in Active Representatives, partially offset by a higher average order. The region’s revenue benefited from growth of 3% in Russia, due partially to favorable foreign exchange. In the first quarter of 2011, Constant $ revenue in Russia increased by 1% due to higher average order offset by a decline in Active Representatives. Russia’s weak performance in the first quarter of 2011 was primarily a result of slowing field growth due to macroeconomic pressures and increased social benefit taxes levied against certain Representatives beginning in 2010.

In the first quarter of 2011, operating margin benefited by 1.1 points due to lower CTI restructuring compared to the prior year period. On an Adjusted Non-GAAP basis, the increase in operating margin in the first quarter of 2011 was primarily driven by improved gross margin, which benefited from favorable foreign exchange and improved pricing, partially offset by higher distribution costs due to infrastructure investment and higher commodity costs.

Western Europe, Middle East & Africa

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$346.3	$299.7	16%	15%
Operating profit	34.1	22.2	54%	55%
CTI restructuring	(.9)	(1.3)
Adjusted Non-GAAP operating profit	33.2	20.9	59%	61%

Operating margin	9.8%	7.4%	2.4	2.5
CTI restructuring	(.3)	(.4)
Adjusted Non-GAAP operating margin	9.6%	7.0%	2.6	2.7

Units sold				7%
Active Representatives				10%

Total revenue in the first quarter of 2011 increased primarily as a result of an increase in Active Representatives. The region’s revenue growth in the first quarter of 2011 was primarily due to significant growth in South Africa and Turkey, as well as the acquisition of Liz Earle, which contributed approximately 4 points to revenue growth in the first quarter of 2011. In the first quarter of 2011, revenue increased 14% in Turkey and Constant $ revenue increased 18% in Turkey, due equally to strong growth in Active Representatives and larger average order. In the first quarter of 2011, revenue increased 63% in South Africa, partially benefiting from favorable foreign exchange. Constant $ revenue growth of 49% in the first quarter of 2011 in South Africa was primarily attributable to strong growth in Active Representatives, which benefited from the roll-out of Sales Leadership. In the first quarter of 2011, revenue was flat in the United Kingdom, while Constant $ revenue declined by 1% due to a lower average order, partially offset by an increase in Active Representatives.

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

The increase in operating margin and Adjusted Non-GAAP operating margin in the first quarter of 2011 was primarily driven by the benefit of higher revenues while incurring overhead expenses that do not vary directly with revenue, improved gross margin, which benefited from favorable foreign exchange, and lower investment in RVP.

Asia Pacific

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$227.3	$242.5	(6)%	(12)%
Operating profit	19.9	15.0	33%	13%
CTI restructuring	(.5)	(.5)
Adjusted Non-GAAP operating profit	19.4	14.5	34%	14%

Operating margin	8.8%	6.2%	2.6	1.9
CTI restructuring	(.2)	(.2)
Adjusted Non-GAAP operating margin	8.5%	6.0%	2.5	1.8

Units sold				(11)%
Active Representatives				(14)%

Beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, 2011 and 2010 amounts include the results of China. In addition, the region’s results for 2010 exclude the results of Japan, which was classified as a discontinued operation.

Total revenue declined in the first quarter of 2011 due to a decline in Active Representatives, partially offset by favorable foreign exchange and a higher average order. Revenue grew 7% in the Philippines, benefiting partially from favorable foreign exchange. Constant $ revenue in the Philippines increased by 2%, driven by growth in Active Representatives and a higher average order. Growth rates in the Philippines have experienced a slowdown reflecting increased competitive activity. As a result of our continued transition to direct selling, revenue declined 32% in China, benefiting partially from favorable foreign exchange. Constant $ revenue in China declined 35% due to significant revenue declines in both direct selling and Beauty Boutiques. The fundamental challenges in our complex hybrid business model in China, including conflicting needs of retail and direct selling, impacted both businesses, resulting in a 55% reduction in Active Representatives. Our continued transition away from our complex hybrid business model in China to one which focuses on direct selling and updating our service center model includes realigning the field compensation structure and recalibrating merchandising and campaign management strategies to support direct selling. We anticipate that this will position us to expand our direct selling penetration and coverage. However, this transition is resulting in attrition in our Beauty Boutiques over time. The transition will continue to negatively impact our near-term outlook in China. We remain positive about our long-term revenue and operating profit opportunities in China.

Operating margin increased in the first quarter of 2011, primarily due to lower advertising costs in China, partially offset by lower gross margin due primarily to an increase in commodity costs.

For information concerning an internal investigation into our China operations, See Note 5, Contingencies.

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Global Expenses

	Three Months Ended March 31,
	2011	2010	% Change
Total Global expenses	$168.0	$156.0	8%
Allocated to segments	(116.3)	(110.0)	6%

Net Global expenses	$51.7	$46.0	12%

The increase in Net Global expenses was primarily due to higher costs associated with global initiatives partially offset by lower professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein of approximately $22.5 (down approximately $.9 in comparison to the first quarter of 2010). Professional and related fees associated with the FCPA investigation and compliance reviews, while difficult to predict, are expected to continue and may vary during the course of this investigation. These costs were not allocated to the segments.

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

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Cash Flows

Net Cash (Used) Provided by Operating Activities

During the first quarter of 2011, operating activities used $31.6 as compared to a generation of $9.7 of cash in 2010. Operating cash flow during the first quarter of 2011 was negatively impacted by a $75 contribution to the U.S pension plan and higher inventory levels. The negative impacts of the pension contribution and higher inventory levels were partially offset by higher cash related net income.

Net Cash Used by Investing Activities

Net cash used by investing activities during the first quarter of 2011 was $143.0 lower than during the first quarter of 2010, primarily due to the acquisition of Liz Earle in 2010.

Net Cash (Used) Provided by Financing Activities

Net cash used by financing activities of $103.3 during the first quarter of 2011, compared unfavorably to cash provided by financing activities of $31.7 during the first quarter of 2010. Net cash provided by financing activities in 2010 included proceeds from the issuance of commercial paper of approximately $133.

We increased our quarterly dividend payments to $.23 per share in the first quarter of 2011 from $.22 per share in the same period of 2010.

Capital Resources

We maintain a three-year, $1,000.0 revolving credit and competitive advance facility (the “three year facility”) and a $300.0, 364 day credit facility, (collectively, the “credit facilities”). See our 2010 Form 10-K for more information on the credit facilities. There were no borrowings under the credit facilities as of March 31, 2011.

We also maintain a $1,000.0 commercial paper program, which is supported by the three year facility. There was $523.8 outstanding under this program as of March 31, 2011.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

Interest Rate Risk

We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At March 31, 2011 and December 31, 2010, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2011 and December 31, 2010 was approximately 81%.

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

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the effect of rising silver prices on our recently acquired Silpada business;

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

AVON PRODUCTS, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Additional information identifying such factors is contained in Item 1A of our 2010 Form 10-K for the year ended December 31, 2010. We undertake no obligation to update any such forward-looking statements.

Avon Products, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2010 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at March 31, 2011 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

(c) Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2011.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/11 - 1/31/11	59,692	(2)	$28.85	2,798	$1,819,688,000
2/1/11- 2/28/11	12,340	(3)	29.48	528	1,819,674,000
3/1/11 - 3/31/11	202,917	(4)	27.71	—	1,819,674,000

Total	274,949		$28.04	—

(1)

All of the shares purchased during the first quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007, consist of shares purchased in private transactions from a broker in connection with the hedging of stock based obligations under our Deferred Compensation Plan. The program commenced on December 17, 2007 and is scheduled to expire on December 17, 2012.

(2)

Includes 2,798 shares repurchased under our publicly announced program and 56,894 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)

Includes 528 shares repurchased under our publicly announced program and 11,812 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(4)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6.	EXHIBITS

See Exhibit Index.

Avon Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date: May 3, 2011	/s/ Stephen Ibbotson
Stephen Ibbotson
Group Vice President, and
Corporate Controller
Signed both on behalf of the
registrant and as chief
accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

10.1	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 8, 2011)

10.2	Form of Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 8, 2011)

10.3	First Amendment to the Avon Products, Inc. 2008-2012 Executive Incentive Plan

10.4	Second Amendment to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2008

10.5	Avon Products, Inc. Long-Term Incentive Cash Plan, effective January 1, 2011

10.6	Avon Products, Inc. 2011 Transition Incentive Cash Program, effective January 1, 2011

10.7	Avon Products, Inc. 2011-2012 Transition Incentive Cash Program, effective January 1, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Furnished, not filed