Form 10-Q
period 2011-06-30
AVON PRODUCTS INC
filed 2011-07-28
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 1-4881
_________________________
AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)
_________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2011 was 430,706,790

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
In millions, except per share data	June 30, 2011	June 30, 2010
Net sales	$2,815.9	$2,596.9
Other revenue	40.5	31.6
Total revenue	2,856.4	2,628.5
Costs, expenses and other:
Cost of sales	1,018.0	962.1
Selling, general and administrative expenses	1,521.8	1,400.0
Operating profit	316.6	266.4
Interest expense	23.9	20.3
Interest income	(3.9)	(3.4)
Other expense, net	2.9	0.4
Total other expenses	22.9	17.3
Income from continuing operations, before taxes	293.7	249.1
Income taxes	(85.0)	(84.1)
Income from continuing operations, net of tax	208.7	165.0
Discontinued operations, net of tax	—	4.2
Net income	208.7	169.2
Net income attributable to noncontrolling interest	(2.5)	(1.6)
Net income attributable to Avon	$206.2	$167.6
Earnings per share:
Basic from continuing operations	$0.48	$0.38
Basic from discontinued operations	$—	$0.01
Basic attributable to Avon	$0.48	$0.39
Diluted from continuing operations	$0.47	$0.38
Diluted from discontinued operations	$—	$0.01
Diluted attributable to Avon	$0.47	$0.39
Cash dividends per common share	$0.23	$0.22
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
In millions, except per share data	June 30, 2011	June 30, 2010
Net sales	$5,407.4	$5,013.4
Other revenue	78.1	61.4
Total revenue	5,485.5	5,074.8
Costs, expenses and other:
Cost of sales	1,967.8	1,896.8
Selling, general and administrative expenses	2,954.6	2,720.1
Operating profit	563.1	457.9
Interest expense	46.6	42.1
Interest income	(8.7)	(8.3)
Other expense, net	6.6	48.7
Total other expenses	44.5	82.5
Income from continuing operations, before taxes	518.6	375.4
Income taxes	(157.7)	(167.7)
Income from continuing operations, net of tax	360.9	207.7
Discontinued operations, net of tax	(8.6)	4.8
Net income	352.3	212.5
Net income attributable to noncontrolling interest	(2.5)	(2.4)
Net income attributable to Avon	$349.8	$210.1
Earnings per share:
Basic from continuing operations	$0.83	$0.48
Basic from discontinued operations	$(0.02)	$0.01
Basic attributable to Avon	$0.81	$0.49
Diluted from continuing operations	$0.82	$0.47
Diluted from discontinued operations	$(0.02)	$0.01
Diluted attributable to Avon	$0.80	$0.48
Cash dividends per common share	$0.46	$0.44
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$1,011.0	$1,179.9
Accounts receivable, net	828.8	826.3
Inventories	1,341.0	1,152.9
Prepaid expenses and other	1,104.2	1,025.2
Total current assets	$4,285.0	$4,184.3
Property, plant and equipment, at cost	2,861.2	2,750.9
Less accumulated depreciation	(1,169.4)	(1,123.5)
Property, plant and equipment, net	1,691.8	1,627.4
Goodwill	687.9	675.1
Other intangible assets, net	357.8	368.3
Other assets	1,094.3	1,018.6
Total assets	$8,116.8	$7,873.7
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$807.4	$727.6
Accounts payable	832.7	809.8
Accrued compensation	236.1	293.2
Other accrued liabilities	719.1	771.6
Sales and taxes other than income	212.7	207.6
Income taxes	111.3	146.5
Total current liabilities	2,919.3	2,956.3
Long-term debt	2,417.3	2,408.6
Employee benefit plans	492.9	561.3
Long-term income taxes	106.9	128.9
Other liabilities	142.1	146.0
Total liabilities	$6,078.5	$6,201.1
Contingencies (Note 5)
Shareholders’ Equity
Common stock	$187.3	$186.6
Additional paid-in capital	2,064.4	2,024.2
Retained earnings	4,761.4	4,610.8
Accumulated other comprehensive loss	(423.1)	(605.8)
Treasury stock, at cost	(4,565.7)	(4,559.3)
Total Avon shareholders’ equity	2,024.3	1,656.5
Noncontrolling interest	14.0	16.1
Total shareholders’ equity	$2,038.3	$1,672.6
Total liabilities and shareholders’ equity	$8,116.8	$7,873.7
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
In millions	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities
Net income	$352.3	$212.5
Discontinued operations, net of tax	8.6	(4.8)
Income from continuing operations	$360.9	$207.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115.5	88.5
Provision for doubtful accounts	125.3	104.3
Provision for obsolescence	54.5	48.4
Share-based compensation	24.0	32.0
Deferred income taxes	(51.1)	(18.8)
Charge for Venezuelan monetary assets and liabilities	—	46.1
Other	55.1	23.0
Changes in assets and liabilities:
Accounts receivable	(103.0)	(109.6)
Inventories	(204.6)	(108.8)
Prepaid expenses and other	(13.0)	(25.3)
Accounts payable and accrued liabilities	(120.2)	31.3
Income and other taxes	(58.5)	(77.1)
Noncurrent assets and liabilities	(96.7)	(9.5)
Net cash provided by operating activities of continuing operations	88.2	232.2
Cash Flows from Investing Activities
Capital expenditures	(144.5)	(139.4)
Disposal of assets	6.9	10.8
Purchases of investments	(26.8)	(0.3)
Proceeds from sale of investments	6.2	9.4
Acquisitions and other investing activities	—	(144.3)
Net cash used by investing activities of continuing operations	(158.2)	(263.8)
Cash Flows from Financing Activities*
Cash dividends	(203.3)	(189.5)
Debt, net (maturities of three months or less)	(36.4)	(36.4)
Proceeds from debt	642.5	19.8
Repayment of debt	(535.9)	(20.5)
Proceeds from exercise of stock options	15.3	15.4
Excess tax benefit realized from share-based compensation	1.9	2.6
Repurchase of common stock	(7.0)	(10.9)
Net cash used by financing activities of continuing operations	(122.9)	(219.5)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	3.5
Net cash used by investing activities of discontinued operations	(1.2)	(0.1)
Net cash used by financing activities of discontinued operations	—	(0.2)
Net cash (used) provided by Discontinued Operations	(1.2)	3.2

	Six Months Ended
In millions	June 30, 2011	June 30, 2010
Effect of exchange rate changes on cash and equivalents	25.2	(79.6)
Net decrease in cash and equivalents	(168.9)	(327.5)
Cash and equivalents at beginning of year (1)	$1,179.9	$1,311.6
Cash and equivalents at end of period (2)	$1,011.0	$984.1

_____________
*    Non-cash financing activities in 2011 and 2010 included the change in fair market value of interest-rate swap agreements of $10.4 and $82.8, respectively.

(1)	Includes cash and cash equivalents of discontinued operations of $13.5 at January 1, 2010.

(2)	Includes cash and cash equivalents of discontinued operations of $10.6 at June 30, 2010.
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
We have revised some immaterial amounts in the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 for comparative purposes. We reclassified $5.5 from Noncurrent assets and liabilities to Proceeds from sale of investments.
New Accounting Standards Implemented
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends FASB Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Effective January 1, 2011, ASU 2010-06 required additional disclosures regarding activity in Level 3 Fair Value measurements. This disclosure requirement did not have an impact on our interim Fair Value disclosures.
New Accounting Standards to be Implemented

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 will be effective for Avon as of January 1, 2012 and will be applied prospectively. Avon is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 will be effective as of January 1, 2012 for Avon and is not expected to have a significant impact on our financial statements, other than presentation.

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

	Three months ended June 30,		Six months ended June 30,
(Shares in millions)	2011	2010	2011	2010
Numerator from continuing operations
Income from continuing operations less amounts attributable to noncontrolling interests	$206.2	$163.7	$358.4	$205.2
Less: Earnings allocated to participating securities	(1.7)	(1.2)	(3.0)	(1.5)
Income from continuing operations allocated to common shareholders	204.5	162.5	355.4	203.7
Numerator from discontinued operations
Income (loss) from discontinued operations plus/less amounts attributable to noncontrolling interests	$—	$3.9	$(8.6)	$4.9
Less: Earnings allocated to participating securities	—	—	—	—
Income (loss) allocated to common shareholders	—	3.9	(8.6)	4.9
Numerator attributable to Avon
Income attributable to Avon less amounts attributable to noncontrolling interests	$206.2	$167.6	$349.8	$210.1
Less: Earnings allocated to participating securities	(1.7)	(1.2)	(3.0)	(1.5)
Income allocated to common shareholders	204.5	166.4	346.8	208.6
Denominator:
Basic EPS weighted-average shares outstanding	430.46	428.80	430.13	428.30
Diluted effect of assumed conversion of stock options	3.29	3.30	3.29	3.30
Diluted EPS adjusted weighted-average shares outstanding	433.75	432.10	433.42	431.60
Earnings Per Common Share from continuing operations:
Basic	$0.48	$0.38	$0.83	$0.48
Diluted	$0.47	$0.38	$0.82	$0.47
Income (loss) per Common Share from discontinued operations:
Basic	$—	$0.01	$(0.02)	$0.01
Diluted	$—	$0.01	$(0.02)	$0.01
Earnings per Common Share attributable to Avon:
Basic	$0.48	$0.39	$0.81	$0.49
Diluted	$0.47	$0.39	$0.80	$0.48
At June 30, 2011 and 2010, we did not include stock options to purchase 19.1 million shares and 18.1 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.
We purchased approximately 0.3 million shares of Avon common stock for $7.0 during the first six months of 2011, as compared to approximately 0.4 million shares of Avon common stock for $10.9 during the first six months of 2010 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

3. INVENTORIES

Components of Inventories	June 30, 2011	December 31, 2010
Raw materials	$419.9	$371.6
Finished goods	921.1	781.3
Total	$1,341.0	$1,152.9

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30, 2011
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$3.3	$3.1	$4.2	$3.6	$0.3	$0.7
Interest cost	8.1	7.9	10.3	9.6	1.1	1.9
Expected return on plan assets	(9.1)	(8.3)	(10.5)	(9.2)	(0.3)	(0.6)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.3)	(2.5)	(4.3)
Amortization of actuarial losses	11.9	8.7	3.6	3.3	0.6	1.0
Net periodic benefit costs	$14.1	$11.3	$7.3	$7.0	$(0.8)	$(1.3)

	Six Months Ended June 30, 2011
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$6.6	$6.3	$8.3	$7.3	$0.6	$1.4
Interest cost	16.2	15.9	20.4	19.7	2.2	3.7
Expected return on plan assets	(18.2)	(16.7)	(20.8)	(18.8)	(0.6)	(1.2)
Amortization of prior service credit	(0.2)	(0.2)	(0.6)	(0.6)	(4.9)	(8.6)
Amortization of actuarial losses	23.8	17.6	7.1	6.8	1.1	2.0
Net periodic benefit costs	$28.2	$22.9	$14.4	$14.4	$(1.6)	$(2.7)
We previously disclosed in our financial statements for the year ended December 31, 2010, that we expected to contribute approximately $90 to $100 and $40 to $45 to our U.S. and non-U.S. pension plans, respectively, in 2011. As of June 30, 2011, we made approximately $85 and $4 of contributions to the U.S. and non-U.S pension plans, respectively. We anticipate contributing approximately $5 to $15 and $36 to $41 to fund our U.S. and non-U.S. pension plans, respectively, during the remainder of 2011. Our funding requirements may be impacted by regulations or interpretations thereof.

5. CONTINGENCIES
In 2002 and 2004, our Brazilian subsidiary received a series of excise tax assessments from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-2001 asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax, based on purported market sales data. The structure adopted in 1995 is comparable to that used by other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the assessments are unfounded. The 2004 assessment has been officially closed in our favor and the 2002 assessment is being vigorously contested. In the opinion of our outside counsel, the likelihood that the 2002 assessment ultimately will be upheld is remote. Management believes that the likelihood that the assessment will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote.
Our appeal of the 2004 assessment was granted in our favor in May 2010 at the second administrative level. In January 2011, a

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

motion was filed by the tax authorities seeking clarification on a certain point in the decision on the 2004 assessment. In May 2011, the second administrative level rejected the motion and, as stated above, the 2004 assessment has been officially closed in our favor as the Brazilian tax authorities did not pursue any further appeals. The 2004 assessment, including penalties and accruing interest, amounted to approximately $419 at the exchange rate on June 30, 2011.
In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $39 from $93, including penalties and accruing interest, at the exchange rate on June 30, 2011. We have appealed this decision to the second administrative level. In the event that the 2002 assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of this or any additional assessments that may be issued for subsequent periods.
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
As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of other countries selected to represent each of the Company's international geographic segments. The internal investigation and compliance reviews are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. In connection with the ongoing internal investigation and compliance reviews, certain personnel actions have been taken and additional personnel actions may be taken in the future. For additional information, see Note 5 to our consolidated financial statements contained in our Form 10-Q for the quarter ended March 31, 2011 and “Risk Factors” contained in our Form 10-K for the year ended December 31, 2010. The internal investigation and compliance reviews of these matters are ongoing, and we continue to cooperate with both agencies with respect to these matters. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third party due diligence program and other compliance-related resources. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigation and compliance reviews.

Beginning in July and August 2010, several derivative actions were filed against certain present or former officers and/or directors of the Company that allege breach of fiduciary duty, and, in certain complaints, abuse of control, waste of corporate assets, unjust enrichment and/or proxy disclosure violations, relating to the Company's compliance with the FCPA. The relief sought in one or more of the derivative complaints includes certain declaratory and equitable relief, restitution, unspecified damages, exemplary damages and interest. The Company is named as a nominal defendant. These actions include three consolidated federal court actions (Murray C. White, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CV-5560); County of York Employees Retirement Plan, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (originally filed in the New York Supreme Court, New York County, Index No. 651065/2010 and now refiled in the United States District Court for the Southern District of New York, 10-CIV-5933); and IBEW Local 1919 Pension Fund, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CIV-6256)) and two state court actions (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010) and Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On May 12, 2011, plaintiffs in the consolidated federal court actions (White v. Jung, et al.) filed a consolidated complaint that alleges breach of fiduciary duty, unjust enrichment and proxy disclosure violations, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. On June 13, 2011, defendants moved to dismiss the consolidated federal court actions, and also on June 13, 2011, on application of plaintiffs, the Court stayed briefing on defendants' motion to dismiss pending a status conference. We are unable to predict the outcome of these matters.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against certain present or former officers and/or directors of the Company. The complaint is brought on behalf of a purported class consisting of all persons or entities who either (1) were Avon shareholders as of the close of business on March 17, 2011, March 17, 2010, March 18, 2009, March 14, 2008, or March 15, 2007 and therefore were eligible to vote proxies or (2) purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including May 24, 2011. The complaint asserts violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome.
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2011, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Comprehensive Income	2011	2010	2011	2010
Net income	$208.7	$169.2	$352.3	$212.5
Foreign currency translation adjustments	66.1	(80.4)	165.6	(78.1)
Change in unrealized gains from available-for-sale securities	—	0.2	—	0.1
Change in derivative losses on cash flow hedges	1.0	1.0	2.0	2.0
Adjustments for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	7.2	5.2	15.1	11.4
Comprehensive income	283.0	95.2	535.0	147.9
Less: comprehensive income attributable to noncontrolling interest	(2.3)	(2.7)	(2.1)	(3.9)
Comprehensive income attributable to Avon	$280.7	$92.5	$532.9	$144.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

7. SEGMENT INFORMATION
In conjunction with management changes, beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, 2011 and 2010 Asia Pacific amounts include the results of China.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,
	2011		2010
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,348.2	$194.6	$1,136.4	$140.6
North America	508.4	24.8	546.4	36.2
Central & Eastern Europe	375.1	73.4	355.9	79.6
Western Europe, Middle East & Africa	398.3	51.6	352.7	59.4
Asia Pacific	226.4	16.6	237.1	18.3
Total from operations	$2,856.4	$361.0	$2,628.5	$334.1
Global and other	—	(44.4)	—	(67.7)
Total	$2,856.4	$316.6	$2,628.5	$266.4

	Six Months Ended June 30,
	2011		2010
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$2,479.6	$334.1	$2,108.1	$228.6
North America	1,020.7	52.6	1,068.5	79.9
Central & Eastern Europe	786.9	150.3	766.2	148.2
Western Europe, Middle East & Africa	744.6	85.7	652.4	81.6
Asia Pacific	453.7	36.5	479.6	33.3
Total from operations	$5,485.5	$659.2	$5,074.8	$571.6
Global and other	—	(96.1)	—	(113.7)
Total	$5,485.5	$563.1	$5,074.8	$457.9

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beauty(1)	$2,039.2	$1,880.2	$3,914.1	$3,623.4
Fashion(2)	511.1	463.1	999.1	915.9
Home(3)	265.6	253.6	494.2	474.1
Net sales	$2,815.9	$2,596.9	$5,407.4	$5,013.4
Other revenue(4)	40.5	31.6	78.1	61.4
Total revenue	$2,856.4	$2,628.5	$5,485.5	$5,074.8
 _____________

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.
Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

8. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2011 and December 31, 2010 prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2011	December 31, 2010
Deferred tax assets	$348.2	$347.4
Receivables other than trade	156.0	145.9
Prepaid taxes and tax refunds receivable	271.7	247.1
Prepaid brochure costs, paper and other literature	133.8	121.4
Short-term investments	39.5	17.1
Property, plant and equipment held for sale	12.8	12.8
Other	142.2	133.5
Prepaid expenses and other	$1,104.2	$1,025.2
At June 30, 2011 and December 31, 2010, other assets included the following:

Components of Other Assets	June 30, 2011	December 31, 2010
Deferred tax assets	$583.9	$544.3
Investments	47.0	47.6
Deferred software	158.6	140.6
Interest-rate swap agreements (Note 11 and 12)	132.3	124.8
Other	172.5	161.3
Other assets	$1,094.3	$1,018.6

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
We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $510 before taxes. We have recorded total costs to implement, net of adjustments, of $515.2 ($1.5 in the first six months of 2011, $3.2 in 2010, $20.1 in 2009, $59.3 in 2008, $157.5 in 2007, $217.1 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives. We will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation. These future costs are expected to be more than offset by gains on the sales of properties exited due to restructuring initiatives.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Restructuring Charges – First and Second Quarter 2011
During the three and six months ended June 30, 2011, we recorded total costs to implement of $1.5 associated with previously approved initiatives that are part of our 2005 Restructuring Program, and the costs consisted of the following:

•	net charge of $0.9 and $0.0, respectively, primarily for employee-related costs offset by adjustments to the reserve

•
implementation costs of $0.4 and $1.1, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $0.2 and $0.4, respectively, associated with our initiatives to realign certain distribution operations.
Total costs to implement were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2011.
Restructuring Charges – First and Second Quarter 2010
During the three and six months ended June 30, 2010, we recorded total costs to implement associated with previously approved initiatives that are part of our 2005 Restructuring Program, of $1.4 and $1.5, respectively, and the costs consisted of the following:

•	net benefits of $(2.0) and $(3.1), respectively, primarily for adjustments to the reserves for employee-related costs;

•
implementation costs of $2.9 and $3.3, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $0.5 and $1.3, respectively, associated with our initiatives to realign certain distribution operations.
Total costs to implement were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2010.
The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

	Employee- Related Costs	Inventory Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2010	$20.6	$(0.2)	$0.1	$20.5
2011 Charges	1.6	—	—	1.6
Adjustments	(1.6)	—	—	(1.6)
Cash payments	(1.9)	—	(0.1)	(2.0)
Foreign exchange	0.8	—	—	0.8
Balance June 30, 2011	$19.5	$(0.2)	$—	$19.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$332.5	$10.8	$7.2	$11.6	$8.6	$370.7
Charges to be incurred on approved initiatives	1.5	—	—	—	—	1.5
Total expected charges	$334.0	$10.8	$7.2	$11.6	$8.6	$372.2
The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$22.4	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	14.2	29.5	192.1
2007	14.9	7.0	4.7	65.1	4.9	12.7	109.3
2008	1.9	(1.1)	1.7	19.0	(0.7)	(3.0)	17.8
2009	1.4	(0.1)	(0.7)	(4.4)	11.4	(2.9)	4.7
2010	2.1	(0.1)	(0.1)	(3.9)	(2.3)	(0.5)	(4.8)
First Quarter 2011	(0.6)	(0.3)	—	—	—	—	(0.9)
Second Quarter 2011	0.7	0.4	—	0.1	—	(0.3)	0.9
Charges recorded to date	$58.5	$74.5	$13.5	$132.7	$49.9	$41.6	$370.7
Charges to be incurred on approved initiatives	1.5	—	—	—	—	—	1.5
Total expected charges	$60.0	$74.5	$13.5	$132.7	$49.9	$41.6	$372.2
As noted previously, we expect to record total costs to implement of approximately $510 before taxes for all restructuring initiatives under the 2005 Restructuring Program, including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.
2009 Restructuring Program
In February 2009, we announced a new restructuring program (the “2009 Restructuring Program”) which targets increasing levels of efficiency and organizational effectiveness across the Company’s global operations. We have approved and announced all of the initiatives that are part of our 2009 Restructuring Program. The 2009 Restructuring Program initiatives include:

•	restructuring the Company’s global supply chain operations;

•	realigning certain local business support functions to a more regional basis to drive increased efficiencies; and

•	streamlining transaction related services, including selective outsourcing; and reorganizing certain other functions.
 We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $310 before taxes over the next several years, with implementation to be completed by 2012-2013. We have recorded total costs to implement, net of adjustments, of $253.5 ($25.2 in the first six months of 2011, $77.5 in 2010 and $150.8 in 2009), for actions associated with our restructuring initiatives.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Restructuring Charges – First and Second Quarter 2011
During the three and six months ended June 30, 2011, we recorded total costs to implement of $10.4 and $25.2, respectively, associated with approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•
net benefits of $(2.1) related to adjustments to the reserves for employee-related costs, including severance, and a net charge of $8.4 related to contract termination costs, offset by adjustments to the reserves for employee-related costs, including severance;

•
implementation costs of $8.8 and $17.1, respectively, for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•
accelerated depreciation of $3.7 and $5.2, respectively, associated with our initiatives to realign some distribution operations and close some manufacturing operations offset by a gain of $5.5 in the first quarter of 2011 due to the sale of land and a building in Germany.

Of the total costs to implement, $6.9 and $20.5 were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2011, respectively, and $3.5 and $4.7 were recorded in cost of sales for the three and six months ended June 30, 2011, respectively.
Restructuring Charges – First and Second Quarter 2010
During the three and six months ended June 30, 2010, we recorded total costs to implement of $9.0 and $14.1, respectively, associated with approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•	net benefits of $4.2 and $1.0, respectively, primarily for adjustments to the reserves for employee-related costs, including severance;

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
The liability balances for the initiatives under the 2009 Restructuring Program are shown below.

	Employee- Related Costs	Contract Terminations/ Other	Total
Balance December 31, 2010	$115.3	$0.1	$115.4
2011 Charges	(2.4)	12.6	10.2
Adjustments	(1.8)	—	(1.8)
Cash payments	(19.3)	(12.4)	(31.7)
Foreign exchange	3.2	—	3.2
Balance June 30, 2011	$95.0	$0.3	$95.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2009 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Contract Terminations	Total
Charges incurred to date	$165.9	$14.2	$180.1
Charges to be incurred on approved initiatives	2.3	1.8	4.1
Total expected charges	$168.2	$16.0	$184.2

 The charges of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific		Corporate	Total
2009	$17.8	$26.8	$25.8	$31.8	$8.5	14.9	$14.9	$125.6
2010	11.5	17.9	0.4	2.8	2.0		11.5	46.1
First Quarter 2011	(2.2)	5.6	0.2	1.0	(0.5)		6.4	10.5
Second Quarter 2011	(0.1)	(0.3)	0.2	1.2	(0.1)		(3.0)	(2.1)
Charges recorded to date	$27.0	$50.0	$26.6	$36.8	$9.9		$29.8	$180.1
Charges to be incurred on approved initiatives	0.2	—	2.7	1.2	—		—	4.1
Total expected charges on approved initiatives	$27.2	$50.0	$29.3	$38.0	$9.9		$29.8	$184.2
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

10. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Total
Balance at December 31, 2010	$113.5	$314.7	$8.4	$158.5	$80.0	$675.1
Adjustments	—	—	—	(2.8)	—	(2.8)
Foreign exchange	8.4	—	0.7	4.6	1.9	15.6
Balance at June 30, 2011	$121.9	$314.7	$9.1	$160.3	$81.9	$687.9

In July 2010, we acquired substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), for approximately $650 in cash, plus a potential additional payment in early 2015 based on the achievement of earnings growth of the Silpada North America business during the periods between 2012 through 2014. Silpada is included within our North America segment. The purchase price allocation resulted in goodwill of $314.7, indefinite-lived trademarks of $150.0 and customer relationships of $172.8. The customer relationships have an average 10-year useful life. At the date of the acquisition, a liability of approximately $26 was recorded associated with this potential additional consideration (“contingent consideration”), based on a

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

valuation of the estimated fair value of the liability after probability-weighting and discounting various potential payments. At December 31, 2010, we estimated that the estimated fair value of the contingent consideration liability was $11. At June 30, 2011, we estimated that the potential additional payment associated with the contingent consideration could range from $0 to approximately $15 and that the estimated fair value of the contingent consideration liability was $4.2. The change in the fair value of the contingent consideration was recorded within selling, general and administrative expenses and was primarily due to a decrease in estimates of the ultimate earnout.

Due to the impact of rising silver prices and a decline in revenues relative to our internal forecasts, we completed an interim analysis of the fair value of goodwill and indefinite-lived intangibles impairment assessment related to Silpada. The asset impairment analyses performed for goodwill and indefinite-lived intangibles require several estimates including future cash flows, growth rates and the selection of discount rates. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair value of Silpada included the discount rate (based on the weighted-average cost of capital), revenue growth, silver prices, and representative growth and activity rates. The fair value of Silpada for the goodwill impairment assessment was determined using an income approach, which focuses on the income producing capability of a reporting unit based on a prospective analysis of the business that is discounted at a risk adjusted rate. Based upon our interim assessment, Silpada's estimated fair value exceeded its carrying value by 13% as of June 30, 2011. The interim impairment review of our trademarks during the second quarter of 2011 used a risk adjusted discounted cash flow model and the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. Based on the discounted cash flow model, we determined the fair value of our trademarks exceeded their carrying value by a small amount. As a result of the asset impairment analyses performed for goodwill and indefinite-lived trademarks related to Silpada, no adjustments were necessary as of June 30, 2011. A decline in expected future cash flows and growth rates or a change in the risk-adjusted discount rate used to fair value expected future cash flows may result in an impairment charge for the goodwill and/or the indefinite-lived trademark.

Intangible assets

	June 30, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$225.0	$(59.7)	$221.9	$(45.6)
Licensing agreements	62.1	(48.9)	58.5	(46.1)
Noncompete agreements	8.5	(7.1)	8.2	(6.8)
Trademarks	6.6	(2.9)	6.6	(1.8)
Indefinite Lived Trademarks	174.2	—	173.4	—
Total	$476.4	$(118.6)	$468.6	$(100.3)

Estimated Amortization Expense:
2011	$23.6
2012	23.6
2013	21.4
2014	20.6
2015	20.0
Aggregate amortization expense during the three and six months ended June 30, 2011 was $6.2 and $12.4 respectively, compared to $1.5 and $2.3 for the same periods of 2010.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

11. FAIR VALUE
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.9	$—	$1.9
Interest-rate swap agreements	—	132.3	132.3
Foreign exchange forward contracts	—	1.0	1.0
Total	$1.9	$133.3	$135.2
Liabilities:
Interest-rate swap agreements	$—	$8.7	$8.7
Foreign exchange forward contracts	—	6.3	6.3
Total	$—	$15.0	$15.0
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

Fair Value of Financial Instruments
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2011 and December 31, 2010, respectively, consisted of the following:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,011.0	$1,011.0	$1,179.9	$1,179.9
Available-for-sale securities	1.9	1.9	1.8	1.8
Grantor trust cash and cash equivalents	—	—	1.1	1.1
Short term investments	39.5	39.5	17.1	17.1
Cash surrender value of supplemental life insurance	45.1	45.1	44.7	44.7
Debt maturing within one year	807.4	807.4	727.6	727.6
Long-term debt, net of related discount or premium	2,417.3	2,438.5	2,408.6	2,502.4
Foreign exchange forward contracts	(5.3)	(5.3)	6.8	6.8
Interest-rate swap agreements	123.6	123.6	114.9	114.9

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
Cash surrender value of supplemental life insurance - The fair value is equal to the cash surrender value of the life insurance policy.
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

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2011:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$123.5	Other Liabilities	$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$8.8	Other Liabilities	$8.7
Foreign exchange forward contracts	Prepaid expenses and other	1.0	Accounts Payable	6.3
Total derivatives not designated as hedges		$9.8		$15.0
Total derivatives		$133.3		$15.0

The following table presents the fair value of derivative instruments outstanding at December 31, 2010:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$114.9	Other Liabilities	$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$9.9	Other Liabilities	$9.9
Foreign exchange forward contracts	Prepaid expenses and other	11.1	Accounts Payable	4.3
Total derivatives not designated as hedges		$21.0		$14.2
Total derivatives		$135.9		$14.2
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
Interest Rate Risk
We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At June 30, 2011 and December 31, 2010, we held interest-rate swap agreements that effectively converted approximately 74% , respectively of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at June 30, 2011 and December 31, 2010 were approximately 82% and 81%, respectively.
At June 30, 2011, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,725. During the three and six months ended June 30, 2011, we recorded a net gain of $26.3 and $10.4 in interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt. During the three and six months ended June 30, 2010, we recorded a net gain of $65.2 and $82.8 in interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At June 30, 2011, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. During the three and six months ended June 30, 2011 we recorded a net loss of $0 in other expense, net associated with these undesignated interest-rate swap agreements. During the three and six months ended June 30, 2010, we recorded a net loss of $0.1 in other expense, net associated with these undesignated interest-rate swap agreements.
Foreign Currency Risk
The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2011, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $405.4 for the euro, the Hungarian forint, the Peruvian new sol, the Czech Republic koruna, the Canadian dollar, the British pound, the Romanian leu, the Australian dollar and the New Zealand dollar.
We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and six months ended June 30, 2011, we recorded a gain of $4.8 and $20.5, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2011, we recorded a loss of $2.7 and $16.9, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2010, we recorded a loss of $11.7 and $12.1, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2010, we recorded a gain of $12.8 and $13.7, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 64 countries and territories, including the U.S., and distribute products in 41 more. Our reportable segments are based on geographic operations in five regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; and Asia Pacific. We have centralized operations for Global Brand Marketing, Global Sales and Global Supply Chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by approximately 6.5 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2010, approximately 83% of our consolidated revenue was derived from operations outside the U.S.
During the first half of 2011, revenues increased 8%, impacted by favorable foreign exchange. Constant $ revenues increased 3%. Sales of products in the Beauty category increased 8%, partially due to favorable foreign exchange. On a Constant $ basis, sales of products in the Beauty category increased 3% due to a 4% increase in net per unit partially offset by 1% decrease in units. Active Representatives were flat. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
While there were ongoing execution improvements in Brazil and Russia in the second quarter, we saw slower than expected Beauty market growth in those markets as well as weaker macro-economic conditions in our developed markets. We are launching a major global field activation program for the second half of 2011 to help drive revenue growth.
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
We have increases in labor and commodity costs, including oil, silver and cotton, which our pricing strategies are helping to offset the resulting product cost increases.
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

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2010
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

We present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin and effective tax rate on a non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a non-GAAP basis. We have provided a quantitative reconciliation of the difference between the non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. These non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company uses the non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement (“CTI”) restructuring initiatives and 2) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency (“Venezuelan special items”). The Company believes investors find the non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. The Venezuelan special items include the impact on the Statement of Income caused by the devaluation of the Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and nonmonetary assets, such as inventory and prepaid expenses. For nonmonetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 2.15 and the revised official exchange rate of 4.30. See Note 9, Restructuring Initiatives and the Latin America segment review below for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	%/Point Change	2011	2010	%/Point Change
Total revenue	$2,856.4	$2,628.5	9%	$5,485.5	$5,074.8	8%
Cost of sales	1,018.0	962.1	6%	1,967.8	1,896.8	4%
Selling, general and administrative expenses	1,521.8	1,400.0	9%	2,954.6	2,720.1	9%
Operating profit	316.6	266.4	19%	563.1	457.9	23%
Interest expense	23.9	20.3	18%	46.6	42.1	11%
Interest income	(3.9)	(3.4)	15%	(8.7)	(8.3)	5%
Other expense, net	2.9	0.4	*	6.6	48.7	*
Net income attributable to Avon	206.2	167.6	23%	349.8	210.1	66%
Diluted earnings per share attributable to Avon	0.47	0.38	24%	0.80	0.48	67%
Advertising expenses(1)	81.9	97.3	(16)%	163.9	193.6	(15)%

Gross margin	64.4%	63.4%	1.0	64.1%	62.6%	1.5
CTI restructuring	0.1	0.1	—	0.1	0.1	—
Venezuelan special items	—	1.3	(1.3)	—	1.2	(1.2)
Adjusted Non-GAAP gross margin	64.5%	64.8%	(0.3)	64.2%	64.0%	0.2

Selling, general and administrative expenses as a % of total revenue	53.3%	53.3%	—	53.9%	53.6%	0.3
CTI restructuring	(0.3)	(0.3)	—	(0.4)	(0.2)	(0.2)
Venezuelan special items	—	—	—	—	(0.2)	—
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	53.0%	53.0%	—	53.5%	53.2%	0.3

Operating profit	$316.6	$266.4	19%	$563.1	$457.9	23%
CTI restructuring	12.0	10.4		26.7	15.6
Venezuelan special items	—	33.4		—	72.5
Adjusted Non-GAAP operating profit	$328.6	$310.2	6%	$589.8	$546.0	8%

Operating margin	11.1%	10.1%	1.0	10.3%	9.0%	1.3
CTI restructuring	0.4	0.4	—	0.5	0.3	0.2
Venezuelan special items	—	1.3	(1.3)	—	1.4	(1.4)
Adjusted Non-GAAP operating margin	11.5%	11.8%	(0.3)	10.8%	10.8%	—

Effective tax rate	28.9%	33.8%	(4.9)	30.4%	44.7%	(14.3)
CTI restructuring	0.1	0.1	—	0.3	0.1	0.2
Venezuelan special items	—	(4.0)	4.0	—	(13.3)	13.3
Adjusted Non-GAAP effective tax rate	29.1%	29.9%	(0.8)	30.7%	31.5%	0.8

Units Sold			(3)%			(2)%
Active Representatives			—%			—%

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Amounts in the table above may not necessarily sum because the computations are made independently.
*    calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

Revenue
Total revenue increased 9% in the three months ended June 30, 2011 with favorable foreign exchange contributing 7 percentage points to the revenue increase. Constant $ revenue increased 2%. The acquisition of Silpada Designs, Inc. (“Silpada”) contributed approximately 150 basis points to revenue growth. Active Representatives were flat.
On a category basis, the increase in revenue for the three months ended June 30, 2011was primarily driven by an increase of 8% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance and personal care each grew 11%, color cosmetics increased 8%, and skincare increased 3%. Fashion sales increased 10% and Home sales increased 5%. On a Constant $ basis, the Beauty category increased 1%. Within the Beauty category, on a Constant $ basis, sales of fragrance and personal care each increased 4%, sales of color cosmetics were flat, and sales of skincare decreased 4%. Constant $ sales of Fashion increased 5%, with the acquisition of Silpada contributing 8 points. Constant $ sales of Home decreased 2%.
Total revenue increased 8% in the six months ended June 30, 2011 with favorable foreign exchange contributing 5 percentage points to the revenue increase. Constant $ revenue increased 3%. Acquisitions of Liz Earle Beauty Co. Limited (“Liz Earle”) and Silpada contributed approximately 2 points to revenue growth. Active Representatives were flat.
On a category basis, the increase in revenue for the six months ended June 30, 2011was primarily driven by an increase of 8% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance increased 10%, personal care increased 10%, color cosmetics increased 7% and skincare increased 5%. Fashion sales increased 9% and Home sales increased 4%. On a Constant $ basis, the Beauty category increased 3%. Within the Beauty category on a Constant $ basis, sales of fragrance increased 5%, personal care increased 4%, color cosmetics increased 1%,and skincare was flat. Skincare Constant $ growth rates benefited by 2 points from the Liz Earle acquisition. Constant $ sales of Fashion increased 5%, with the acquisition of Silpada contributing 8 points. Constant $ sales of Home decreased 1%.

Gross Margin
Gross margin increased by 100 and 150 basis points in the three and six months ended June 30, 2011, respectively, primarily due to the negative impact of the Venezuelan special items in the first half of 2010. Adjusted non-GAAP gross margin declined 30 basis points as the negative impact of rising product costs was partially offset by pricing benefits and favorable foreign currency.

Selling, General and Administrative Expenses
Selling, general and administrative expenses and adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue for the three- and six-month periods ended June 30, 2011 were consistent with the same periods of 2010, as lower advertising was offset by increased investment in the Representative Value Proposition ("RVP"). We invested approximately $22 and $52 incrementally in our RVP in the three and six months ended June 30, 2011, respectively, by continued implementation of our Sales Leadership program and higher incentives. Selling, general and administrative expenses as a percentage of revenues in the six months ended June 30, 2011 also benefited by approximately 20 basis points due to lower than estimated payments associated with prior year management incentive compensation programs.
See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense

Interest expense increased by 18% and 11% in the three and six months ended June 30, 2011, respectively, primarily due to higher outstanding debt balances, partially offset by lower interest rates. At June 30, 2011, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Interest income increased by 15% and 5% in the three and six months ended June 30, 2011, respectively, due to higher interest rates.

Other expense, net decreased in the six months ended June 30, 2011, primarily due to a $46.1 negative impact in the first half of 2010 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting which occurred in the first quarter of 2010 and which is discussed further within the Latin America segment review.

Effective Tax Rate
The effective tax rates for the three and six months ended June 30, 2011 were 28.9% and 30.4%, respectively, compared to 33.8% and 44.7% for the three and six months ended June 30, 2010, respectively. The three and six months ended June 30, 2010 tax rates were negatively impacted by 4.0 and 13.3 points, respectively, due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America segment review. Additionally, the tax rate for both periods of 2011 included greater tax benefits primarily from audit settlements and statute expirations, partially offset by a greater tax cost associated with the repatriation of anticipated current year earnings.

Segment Review
Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$1,348.2	$1,136.4	19%	10%	$2,479.6	$2,108.1	18%	10%
Operating profit	194.6	140.6	38%	1%	334.1	228.6	46%	1%
CTI restructuring	1.1	2.4			(1.2)	4.7
Venezuelan special items	—	33.4			—	72.5
Adjusted Non-GAAP operating profit	195.7	176.4	11%	(16)%	332.9	305.8	9%	(19)%

Operating margin	14.4%	12.4%	2.0	(1.3)	13.5%	10.8%	2.7	(1.2)
CTI restructuring	0.1	0.2			(0.1)	0.2
Venezuelan special items	—	2.9			—	3.4
Adjusted Non-GAAP operating margin	14.5%	15.5%	(1.0)	(4.3)	13.4%	14.5%	(1.1)	(4.8)

Units sold				1%				3%
Active Representatives				4%				4%
Total revenue for the three- and six-month periods ended June 30, 2011, increased due to a higher average order and growth in Active Representatives, driven by continued investments in RVP, and favorable foreign exchange. Revenue for the three months ended June 30, 2011, grew 17% in Brazil and 27% in Mexico, with benefits from favorable foreign exchange. Constant $ revenue for the three months ended June 30, 2011, benefited from continued growth in most markets, with growth of 4% in Brazil and 18% in Mexico. In Venezuela, revenue and Constant $ revenue for the three months ended June 30, 2011 grew 15% reflecting the increasingly challenging economic environment. Additional information regarding our Venezuela operations is discussed in more detail below. During the six months ended June 30, 2011, revenue grew 14% in Brazil and 25% in Mexico, with benefits from favorable foreign exchange. Constant $ revenue for the six months ended June 30, 2011, benefited from continued growth in most markets, with growth of 3% in Brazil and 17% in Mexico. In Venezuela, revenue and Constant $ revenue for the six months ended June 30, 2011 grew 26%.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Constant $ revenue growth for the three- and six-month periods ended June 30, 2011 in Brazil, was driven by increases in Active Representatives and average order. Brazil’s performance for the three- and six-month periods ended June 30, 2011, continued to be pressured by lower than normal service levels and a decline in skincare sales. While we continue to make progress towards stabilizing the service environment, we believe lower than normal service levels have negatively impacted Representative ordering behavior during the three- and six-month periods ended June 30, 2011. We are commencing the roll-out of Enterprise Resource Planning ("ERP") in Brazil in the third quarter of 2011, which is expected to help ensure our service reliability over the long-term.
Constant $ revenue growth in Mexico for the three- and six-month periods ended June 30, 2011 was primarily driven by an increase in Active Representatives. Revenue growth for the three- and six-month periods ended June 30, 2011, in Venezuela reflected a higher average order primarily due to increased prices, partially as a result of inflation.
Operating margin for the three- and six-month periods ended June 30, 2010, in Latin America was negatively impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed further below. On an Adjusted Non-GAAP basis, the decrease in operating margin for the three- and six-month periods ended June 30, 2011 was primarily driven by increased investment in RVP, higher distribution costs due to the transition to new facilities in Brazil and Colombia and higher bad debt expense. Partially offsetting these items was lower advertising and improved gross margin, which benefited from favorable foreign exchange and improved pricing.
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
As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at U.S. historic dollar cost subsequent to the devaluation. Therefore, the historic U.S. dollar costs impacted the income statement during 2010 at a disproportionate rate as they had not been devalued based on the new exchange rates. As a result of using the U. S. historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, operating profit during the three and six months ended June 30, 2010 was negatively impacted by $33.8 and $73.2, respectively, for the difference between the historical cost at the previous official exchange rate of 2.15 and the current official exchange rate of 4.30. Assuming no further devaluations, in 2011, there will be an immaterial impact on operating profit from the 2010 Venezuelan currency devaluations.
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
At June 30, 2011, we had a net asset position of $164 associated with our operations in Venezuela, which included cash balances of approximately $150 of which approximately $146 was denominated in bolívares remeasured at the June 30, 2011 official exchange rate and approximately $4 was denominated in U.S. dollars. Of the $164 net asset position, approximately $143 was associated with bolívar-denominated monetary net assets and deferred income taxes. Additionally, during the first half of 2011 Avon Venezuela’s revenue and operating profit represented approximately 4% of both Avon’s consolidated revenue and Avon’s consolidated operating profit.
During the first half of 2011, the exchange rate in the SITME market ranged within 5 to 6 Bolívares to the U.S. Dollar. To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued as of June 30, 2011, to a rate of $5.7 Bolívares to the U.S. dollar, which was approximately the rate on June 30, 2011, in the SITME market, or an approximate 25% devaluation, our results would be negatively impacted as follows:

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

•
We would likely incur an immediate charge of approximately $25 ($24 in “Other expenses, net” and $1 in “income taxes”) associated with the $143 of Bolívar-denominated monetary net assets and deferred income taxes.

For the three and six months ended June 30, 2011, costs associated with acquiring goods that required settlement in U.S. dollars through the SITME markets in Venezuela included within operating profit were approximately $4 and $8. The amounts reported for costs associated with acquiring goods that required settlement in U.S. dollars through the parallel or SITME markets in Venezuela included within operating profit for the three and six months ended June 30, 2010, were approximately $22 and $46, respectively. Additionally, if the exchange rate in the SITME market is further devalued, or an alternative source of exchange becomes available at an unfavorable rate beyond the rate of $5.7 Bolivares to the U.S. dollar, our results could be negatively impacted.

At June 30, 2011, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $76 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2009.

North America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$508.4	$546.4	(7)%	(8)%	$1,020.7	$1,068.5	(4)%	(5)%
Operating profit	24.8	36.2	(31)%	(33)%	52.6	79.9	(34)%	(36)%
CTI restructuring	8.1	9.2			19.7	13.5
Adjusted Non-GAAP operating profit	32.9	45.4	(28)%	(29)%	72.3	93.4	(23)%	(24)%

Operating margin	4.9%	6.6%	(1.7)	(1.8)	5.2%	7.5%	(2.3)	(2.4)
CTI restructuring	1.6	1.7			1.9	1.3
Adjusted Non-GAAP operating margin	6.5%	8.3%	(1.8)	(1.9)	7.1%	8.7%	(1.6)	(1.7)

Units sold				(16)%				(15)%
Active Representatives				(8)%				(7)%
North America consists largely of the U.S. business and includes the results of Silpada, for the period since its acquisition at the end of July 2010. The inclusion of Silpada in our 2011 results favorably impacted North America revenue growth by 7 points and 8 points for the three- and six-month periods ended June 30, 2011, respectively. Silpada also favorably impacted operating profit growth by 22 points and 15 points for the three- and six-month periods ended June 30, 2011, respectively, and favorably impacted Adjusted Non-GAAP operating profit growth by 17 points and 13 points, respectively. As a result of the Silpada acquisition, units sold for both the three- and six-month periods ended June 30, 2011, were favorably impacted by 1 point. As a result of the Silpada acquisition, Active Representatives for the three- and six-month periods ended June 30, 2011, were favorably impacted by 1 and 2 points, respectively. Please refer to Note 10 to our Financial Statements for a discussion regarding Silpada.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

The total revenue decline for the three- and six-month periods ended June 30, 2011, was due to a decline in Active Representatives and a lower average order received from Representatives resulting from the shift away from non-Beauty and low level of giftables. Sales of non-Beauty products declined 3% in the three-month period ended June 30, 2011, and were consistent with the prior year for the six-month period. Silpada contributed 16 points and 17 points for the three- and six-month periods ended June 30, 2011, respectively, to non-Beauty growth rates. Sales of Beauty products decreased 11% and 9% in the three- and six-month periods ended June 30, 2011.
For the three- and six-month periods ended June 30, 2011, the inclusion of Silpada results benefited adjusted Non-GAAP operating margin by 1.2 points and .7 points, respectively, despite $5 and $9, respectively, of amortization of intangible assets. Included within the Silpada results was an operating margin benefit during the three- and six-month periods ended June 30, 2011, of 1.3 points and .7 points, respectively, due to a change in the fair value of the contingent consideration recorded in connection with the acquisition, primarily due to a decrease in the estimated ultimate earnout. Adjusted Non-GAAP operating margin was negatively impacted by lower revenues while continuing to incur overhead expenses that do not vary directly with revenue, despite cost saving initiatives, partially offset by improved bad debt.
We expect our results to continue to be pressured as we focus on our recovery plan, which includes enhancing our sales leadership model and optimizing our product portfolio. As part of the optimization of our product portfolio, we are recalibrating our approach to the mix of Beauty and non-Beauty products, as our revenue decline reflects weaker average order due to the shift away from non-Beauty. We are also focusing on field transformation as we move to a stronger multi-level leadership structure and simplify the earnings opportunity.

Central & Eastern Europe

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$375.1	$355.9	5%	(3)%	$786.9	$766.2	3%	(2)%
Operating profit	73.4	79.6	(8)%	(17)%	150.3	148.2	1%	(4)%
CTI restructuring	1.9	1.2			(1.0)	2.6
Adjusted Non-GAAP operating profit	75.3	80.8	(7)%	(16)%	149.3	150.8	(1)%	(7)%

Operating margin	19.6%	22.4%	(2.8)	(3.2)	19.1%	19.3%	(0.2)	(0.4)
CTI restructuring	0.5	0.3			(0.1)	0.3
Adjusted Non-GAAP operating margin	20.1%	22.7%	(2.6)	(3.0)	19.0%	19.7%	(0.7)	(0.9)

Units sold				(2)%				(2)%
Active Representatives				(1)%				(2)%
Total revenue for the three- and six-month periods ended June 30, 2011, grew as a result of favorable foreign exchange, offset by declines in Active Representatives. Additionally, revenues during the three months ended June 30, 2011, were negatively impacted by a lower average order partly due to macro-economic pressures in the region. The region’s revenue for the three- and six-month periods ended June 30, 2011, benefited from growth of 5% and 4% in Russia, due to favorable foreign exchange. In the three- and six-month periods ended June 30, 2011, Constant $ revenue in Russia decreased by 2% and 1% due to lower average order partially offset by an increase in Active Representatives. Russia’s weak performance during the three- and six-month periods ended June 30, 2011 reflects the negative impact of macro-economic conditions, which more than offset positive Active Representative growth.
On an adjusted Non-GAAP basis, the decrease in operating margin for the three- and six-month periods ended June 30, 2011, was primarily driven by increased RVP investment, in part to address the increased social benefit taxes levied against certain Representatives beginning in 2010, and higher distribution costs due to infrastructure investment and higher commodity costs. Adjusted Non-GAAP operating margin for the six months ended June 30, 2011 benefited from improved gross margins.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Western Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$398.3	$352.7	13%	5%	$744.6	$652.4	14%	10%
Operating profit	51.6	59.4	(13)%	(21)%	85.7	81.6	5%	(1)%
CTI restructuring	2.8	(1.9)			1.9	(3.2)
Adjusted Non-GAAP operating profit	54.4	57.5	(5)%	(14)%	87.6	78.4	12%	5%

Operating margin	13.0%	16.8%	(3.8)	(4.2)	11.5%	12.5%	(1.0)	(1.2)
CTI restructuring	0.7	(0.5)			0.3	(0.5)
Adjusted Non-GAAP operating margin	13.7%	16.3%	(2.6)	(3.0)	11.8%	12.0%	(0.2)	(0.5)

Units sold				3%				5%
Active Representatives				8%				9%
Total revenue in the three- and six-month periods ended June 30, 2011, increased primarily as a result of an increase in Active Representatives. The region’s revenue growth in the three- and six-month periods ended June 30, 2011, was primarily due to significant growth in South Africa and growth in Turkey. The acquisition of Liz Earle contributed approximately 2 points to revenue growth in the six-month period ended June 30, 2011. For the three months ended June 30, 2011, revenue in Turkey increased 1%, or 3% on a Constant $ basis, due to an increase in Active Representatives partially offset by lower average order. For the six months ended June 30, 2011, revenue in Turkey increased 7%, or 10% on a Constant $ basis, due to strong growth in Active Representatives and larger average order. For the three- and six-month periods ended June 30, 2011, revenue increased 52% and 57% in South Africa, partially benefiting from favorable foreign exchange. Constant $ revenue growth of 38% and 42% for the three- and six-month periods ended June 30, 2011, in South Africa was primarily attributable to strong growth in Active Representatives, which benefited from the roll-out of Sales Leadership. For the three- and six-month periods ended June 30, 2011, revenue increased 2% and 1% in the United Kingdom benefiting from favorable foreign exchange, while Constant $ revenue declined by 7% and 5% primarily due to a lower average order due to macro-economic challenges and weak merchandising, as well as a decline in Active Representatives during the three-month period ended June 30, 2011.

The decreases in operating margin and Adjusted Non-GAAP operating margin for the three- and six-month periods ended June 30, 2011, were primarily driven by a decline in gross margin due to higher commodity costs, adverse product mix and the negative impact of foreign currency.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$226.4	$237.1	(5)%	(12)%	$453.7	$479.6	(5)%	(12)%
Operating profit	16.6	18.3	(9)%	(24)%	36.5	33.3	10%	(7)%
CTI restructuring	—	(0.5)			(0.5)	(1.0)
Adjusted Non-GAAP operating profit	16.6	17.8	(7)%	(22)%	36.0	32.3	11%	(7)%

Operating margin	7.3%	7.7%	(0.4)	(1.1)	8.0%	6.9%	1.1	0.4
CTI restructuring	—	(0.2)			(0.1)	(0.2)
Adjusted Non-GAAP operating margin	7.3%	7.5%	(0.2)	(0.9)	7.9%	6.7%	1.2	0.5

Units sold				(10)%				(11)%
Active Representatives				(14)%				(14)%
Beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, 2011 and 2010 amounts include the results of China. In addition, the region’s results for 2010 exclude the results of Japan, which was sold in 2010 and classified as a discontinued operation.
Total revenue declined for the three- and six-month periods ended June 30, 2011, due to a decline in Active Representatives, partially offset by favorable foreign exchange and a higher average order. Revenue grew 7% in the Philippines for both the three- and six-month periods ended June 30, 2011, benefiting partially from favorable foreign exchange. Constant $ revenue in the Philippines increased by 2% for both the three- and six-month periods ended June 30, 2011, driven by balanced growth in Active Representatives and a higher average order. Growth rates in the Philippines have experienced a slowdown reflecting increased competitive activity.

We continue to transition away from our complex hybrid business model in China to one which focuses on direct selling. This transition to a direct selling model includes the roll-out of service centers, realigning the field compensation structure and recalibrating merchandising and campaign management strategies to support direct selling. We anticipate that this will position us to expand our direct selling penetration and coverage over time. As part of this transition, existing Beauty Boutiques are converting into service centers under the updated model. Reflecting this continued transition to direct selling, revenue declined 28% and 30% in China for the three- and six-month periods ended June 30, 2011, respectively, benefiting partially from favorable foreign exchange, and Constant $ revenue in China declined 31% and 33% for the three- and six-month periods ended June 30, 2011, respectively. In addition, Active Representatives declined 58% and 56% for the three- and six-month periods ended June 30, 2011, respectively. This continued transition has impacted our business and will continue to negatively impact our near-term outlook in China. We remain positive about our long-term revenue and operating profit opportunities in China.
Operating margin decreased during the three-month period ended June 30, 2011, primarily due to lower gross margin, and the negative impact of lower revenues while continuing to incur overhead expenses that do not vary directly with revenue. Partially offsetting these declines was the benefit to operating margin from lower advertising costs, primarily in China. Operating margin increased during the six-month period ended June 30, 2011, due to lower advertising costs, primarily in China. With regards to gross margin, while favorable pricing offset higher commodity costs, gross margin declined due to adverse product mix.
For information concerning an internal investigation into our China operations, See Note 5, Contingencies.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Global Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Total Global expenses	$172.3	$182.5	(6)%	$340.3	$338.5	1%
Allocated to segments	(127.9)	(114.8)	11%	(244.2)	(224.8)	9%
Net Global expenses	$44.4	$67.7	(34)%	$96.1	$113.7	(15)%
Total Global expenses declined during the three-month period ended June 30, 2011 primarily due to lower expenses associated with global initiatives, lower costs to implement restructuring initiatives and lower professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein of approximately $22 (down approximately $2 in comparison to the three months ended June 30, 2010). Total Global expenses during the six-month period ended June 30, 2011 increased due to $8.8 of higher costs to implement restructuring initiatives and higher costs associated with global initiatives, partially offset by lower than estimated payments associated with prior year management incentive compensation programs, lower brand marketing costs, and lower professional and related fees associated with the FCPA investigation and compliance reviews of $45 (down approximately $3 in comparison to the six months ended June 30, 2010). Amounts allocated to segments increased for the three- and six-month periods ended June 30, 2011 primarily due to an increase in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigation and compliance reviews, while difficult to predict, are expected to continue and may vary during the course of this investigation. These costs were not allocated to the segments.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, commercial paper and borrowings under lines of credit. As disclosed in the Latin America Segment Review, currency restrictions enacted by the Venezuelan government have impacted our ability to repatriate dividends and royalties from our Venezuelan operations on a timely basis. We currently believe that existing cash outside of Venezuela, as well as cash to be generated from operations outside of Venezuela along with available sources of public and private financing are adequate to meet the Company’s anticipated requirements for working capital, dividends, capital expenditures, the share repurchase program, possible acquisitions and other cash needs in the short and long term. Substantially all of our cash and cash equivalents are held outside of the U.S., as it relates to undistributed earnings of certain foreign subsidiaries, a portion of which we intend to reinvest indefinitely in our foreign subsidiaries. If these indefinitely reinvested earnings were distributed to the U.S. parent as dividends, we may be subject to additional taxes.
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

Cash Flows
Net Cash Provided by Operating Activities

During the first half of 2011, operating activities provided $88.2 as compared to $232.2 of cash in 2010. Operating cash flow during the first half of 2011 was negatively impacted by higher inventory levels, a $75 contribution to the U.S pension plan and a payment associated with a long-term incentive compensation plan of $36. These negative impacts were partially offset by higher cash related net income.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Net Cash Used by Investing Activities

Net cash used by investing activities during the first half of 2011 was $105.6 lower than during the first half of 2010, primarily due to the acquisition of Liz Earle in 2010, partially offset by higher purchases of short-term investments during 2011.

Net Cash Used by Financing Activities

Net cash used by financing activities of $122.9 during the first half of 2011, compared favorably to cash used by financing activities of $219.5 during the first half of 2010. Net cash used by financing activities in 2011 benefited from higher issuances of commercial paper.

We increased our quarterly dividend payments to $.23 per share in 2011 from $.22 per share in the same period of 2010.

Capital Resources
We maintain a three-year, $1,000.0 revolving credit and competitive advance facility (the “three year facility”) and a $300.0 364 day credit facility, (collectively, the “credit facilities”). See our 2010 Form 10-K for more information on the credit facilities. There were no borrowings under the credit facilities as of June 30, 2011.
We also maintain a $1,000.0 commercial paper program, which is supported by the three-year facility. There was $629.8 outstanding under this program as of June 30, 2011.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At June 30, 2011 and December 31, 2010, we held interest-rate swap agreements that effectively converted approximately 74%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at June 30, 2011 and December 31, 2010 was approximately 82% and 81%, respectively.

Foreign Currency Risk
We operate globally, with operations in various locations around the world. We derive approximately 83% of our consolidated revenue from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments.

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

•	the possibility of business disruption in connection with our multi-year restructuring initiatives or other strategic initiatives;

•	our ability to realize sustainable growth from our investments in our brand and the direct-selling channel;

•	our ability to transition our business in North America, including enhancing our Sales Leadership model and optimizing our product portfolio;

•
a general economic downturn, a recession globally or in one or more of our geographic regions, such as North America, or sudden disruption in business conditions, and the ability of our broad-based geographic portfolio to withstand an economic downturn, recession, cost inflation, commodity cost pressures, competitive or other market pressures or conditions;

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

•	our ability to effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•	our ability to achieve growth objectives or maintain rates of growth, particularly in our largest markets and developing and emerging markets, such as Brazil or Russia;

•
our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

•
the challenges to our recently acquired Silpada business, including the effect of rising silver prices, macro-economic pressures, competition, and the impact of declines in expected future cash flows and growth rates, or a change in the discount rate used to fair value expected future cash flows, which may impact the recoverability of the recorded goodwill and intangible assets;

•
the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

•
our ability to successfully transition and evolve our business in China in connection with the development and evolution of the direct-selling business in that market, our ability to operate using a direct-selling model permitted in that market and our ability to retain and increase the number of Active Representatives there over a sustained period of time;

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

•
competitive uncertainties in our markets, including competition from companies in the cosmetics, fragrances, skincare and toiletries industry, some of which are larger than we are and have greater resources;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

•
our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance the Representative and consumer experience and increase Representative productivity through field activation programs, Service Model Transformation and other investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct selling model;

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

Avon Products, Inc.

ITEM 3. QUANTITATIVE AND QUALITATAIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2010 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at June 30, 2011 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2011.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/11	18,276	(2)	$28.53	—	$1,819,674,000
5/1 - 5/31/11	1,366	(2)	29.18	—	1,819,674,000
6/1 - 6/30/11	26,634	(2)	27.35	—	1,819,674,000
Total	46,276		$27.87	—
_____________

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

AVON PRODUCTS, INC.
(Registrant)

Date:	July 28, 2011	/s/ STEPHEN IBBOTSON
Stephen Ibbotson
Group Vice President, and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

Avon Products, Inc.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Avon Products, Inc. (incorporated by reference to Exhibit 3.1 to Avon's Current Report on Form 8-K filed on May 10, 2011)

3.2	By-laws of Avon Products, Inc. (incorporated by reference to Exhibit 3.2 to Avon's Current Report on Form 8-K filed on May 10, 2011)

10.1	Employment Offer Letter Agreement, dated as of May 20, 2011, between Avon Products, Inc. and Kimberly A. Ross

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

_____________
 *    Furnished, not filed