Form 10-Q
period 2011-09-30
AVON PRODUCTS INC
filed 2011-10-27
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2011 was 430,774,694

		Page Numbers
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income Three Months Ended September 30, 2011 and September 30, 2010 Nine Months Ended September 30, 2011 and September 30, 2010	3

	Consolidated Balance Sheets September 30, 2011 and December 31, 2010	5

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2011 and September 30, 2010	6

	Notes to Consolidated Financial Statements	8-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	38

	Signature	39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
In millions, except per share data	September 30, 2011	September 30, 2010
Net sales	$2,706.7	$2,580.1
Other revenue	55.7	32.3
Total revenue	2,762.4	2,612.4
Costs, expenses and other:
Cost of sales	998.3	933.0
Selling, general and administrative expenses	1,485.5	1,420.1
Operating profit	278.6	259.3
Interest expense	22.9	21.2
Interest income	(4.6)	(1.7)
Other expense, net	19.0	3.7
Total other expenses	37.3	23.2
Income from continuing operations, before taxes	241.3	236.1
Income taxes	(76.1)	(68.9)
Income from continuing operations, net of tax	165.2	167.2
Discontinued operations, net of tax	—	0.3
Net income	165.2	167.5
Net income attributable to noncontrolling interest	(1.0)	(0.8)
Net income attributable to Avon	$164.2	$166.7
Earnings per share:
Basic from continuing operations	$0.38	$0.38
Basic from discontinued operations	$—	$—
Basic attributable to Avon	$0.38	$0.39
Diluted from continuing operations	$0.38	$0.38
Diluted from discontinued operations	$—	$—
Diluted attributable to Avon	$0.38	$0.38
Cash dividends per common share	$0.23	$0.22
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended
In millions, except per share data	September 30, 2011	September 30, 2010
Net sales	$8,114.1	$7,593.5
Other revenue	133.8	93.7
Total revenue	8,247.9	7,687.2
Costs, expenses and other:
Cost of sales	2,966.1	2,829.8
Selling, general and administrative expenses	4,440.1	4,140.2
Operating profit	841.7	717.2
Interest expense	69.5	63.3
Interest income	(13.3)	(10.0)
Other expense, net	25.6	52.4
Total other expenses	81.8	105.7
Income from continuing operations, before taxes	759.9	611.5
Income taxes	(233.8)	(236.6)
Income from continuing operations, net of tax	526.1	374.9
Discontinued operations, net of tax	(8.6)	5.1
Net income	517.5	380.0
Net income attributable to noncontrolling interest	(3.5)	(3.2)
Net income attributable to Avon	$514.0	$376.8
Earnings per share:
Basic from continuing operations	$1.20	$0.86
Basic from discontinued operations	$(0.02)	$0.01
Basic attributable to Avon	$1.18	$0.87
Diluted from continuing operations	$1.20	$0.86
Diluted from discontinued operations	$(0.02)	$0.01
Diluted attributable to Avon	$1.18	$0.87
Cash dividends per common share	$0.69	$0.66
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$988.2	$1,179.9
Accounts receivable, net	783.2	826.3
Inventories	1,361.2	1,152.9
Prepaid expenses and other	1,008.6	1,025.2
Total current assets	$4,141.2	$4,184.3
Property, plant and equipment, at cost	2,706.1	2,750.9
Less accumulated depreciation	(1,139.1)	(1,123.5)
Property, plant and equipment, net	1,567.0	1,627.4
Goodwill	674.1	675.1
Other intangible assets, net	351.1	368.3
Other assets	1,146.0	1,018.6
Total assets	$7,879.4	$7,873.7
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$785.7	$727.6
Accounts payable	808.0	809.8
Accrued compensation	217.8	293.2
Other accrued liabilities	729.0	771.6
Sales and taxes other than income	202.8	207.6
Income taxes	128.7	146.5
Total current liabilities	2,872.0	2,956.3
Long-term debt	2,464.8	2,408.6
Employee benefit plans	476.0	561.3
Long-term income taxes	83.8	128.9
Other liabilities	139.1	146.0
Total liabilities	$6,035.7	$6,201.1
Contingencies (Note 5)
Shareholders’ Equity
Common stock	$187.3	$186.6
Additional paid-in capital	2,075.9	2,024.2
Retained earnings	4,825.7	4,610.8
Accumulated other comprehensive loss	(694.1)	(605.8)
Treasury stock, at cost	(4,565.5)	(4,559.3)
Total Avon shareholders’ equity	1,829.3	1,656.5
Noncontrolling interest	14.4	16.1
Total shareholders’ equity	$1,843.7	$1,672.6
Total liabilities and shareholders’ equity	$7,879.4	$7,873.7
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
In millions	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities
Net income	$517.5	$380.0
Discontinued operations, net of tax	8.6	(5.1)
Income from continuing operations	$526.1	$374.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173.7	136.5
Provision for doubtful accounts	187.0	160.7
Provision for obsolescence	79.0	76.2
Share-based compensation	33.8	46.2
Deferred income taxes	(94.4)	(54.6)
Charge for Venezuelan monetary assets and liabilities	—	46.1
Other	54.8	32.7
Changes in assets and liabilities:
Accounts receivable	(178.8)	(183.0)
Inventories	(338.1)	(318.7)
Prepaid expenses and other	4.3	(40.5)
Accounts payable and accrued liabilities	(68.7)	146.0
Income and other taxes	(30.0)	(96.7)
Noncurrent assets and liabilities	(114.5)	(14.3)
Net cash provided by operating activities of continuing operations	234.2	311.5
Cash Flows from Investing Activities
Capital expenditures	(197.4)	(216.7)
Disposal of assets	11.7	11.7
Purchases of investments	(28.6)	(1.6)
Proceeds from sale of investments	33.6	9.6
Acquisitions and other investing activities	—	(795.2)
Net cash used by investing activities of continuing operations	(180.7)	(992.2)
Cash Flows from Financing Activities*
Cash dividends	(302.2)	(287.5)
Debt, net (maturities of three months or less)	566.1	529.3
Proceeds from debt	62.8	5.5
Repayment of debt	(580.6)	(18.4)
Proceeds from exercise of stock options	15.9	18.7
Excess tax benefit realized from share-based compensation	1.7	2.8
Repurchase of common stock	(6.8)	(11.3)
Net cash (used) provided by financing activities of continuing operations	(243.1)	239.1
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	10.9
Net cash used by investing activities of discontinued operations	(1.2)	(0.3)
Net cash used by financing activities of discontinued operations	—	(0.2)
Net cash (used) provided by Discontinued Operations	(1.2)	10.4

	Nine Months Ended
In millions	September 30, 2011	September 30, 2010
Effect of exchange rate changes on cash and equivalents	(0.9)	(38.9)
Net decrease in cash and equivalents	(191.7)	(470.1)
Cash and equivalents at beginning of year (1)	$1,179.9	$1,311.6
Cash and equivalents at end of period (2)	$988.2	$841.5

_____________

*	Non-cash financing activities in 2011 and 2010 included the change in fair market value of interest-rate swap agreements of $59.2 and $125.8, respectively.

(1)	Includes cash and cash equivalents of discontinued operations of $13.5 at January 1, 2010.

(2)	Includes cash and cash equivalents of discontinued operations of $15.5 at September 30, 2010.
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
We have revised some immaterial amounts in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 for comparative purposes. We reclassified $5.5 from Noncurrent assets and liabilities to Proceeds from sale of investments.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard is not expected to have a significant impact on our financial statements.

Out-of-Period Items
During 2011, the Company determined that the net after tax gain on sale of Avon Products Company Limited (“Avon Japan”), reported in our financial statements for the year ended December 31, 2010, should have been reported as a net after tax loss of $3, to correctly include all balances relating to Avon Japan that were previously included in Accumulated Other Comprehensive Income (“AOCI”). In addition, in the first quarter of 2011 the Company released a liability relating to a previously owned health care business, which should have been released in a prior period, resulting in a $4 increase in net income. The results of these businesses were originally reported within discontinued operations upon disposition. The net impact of these two items decreased net income for the first quarter of 2011 by $9. We evaluated these adjustments in relation to the nine-month period, which is when they were corrected, as well as the periods in which they originated and concluded that these adjustments are immaterial to both the consolidated quarterly and annual financial statements for all periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in millions)	2011	2010	2011	2010
Numerator from continuing operations
Income from continuing operations less amounts attributable to noncontrolling interests	$164.2	$166.3	$522.6	$371.5
Less: Earnings allocated to participating securities	(1.4)	(1.3)	(4.4)	(2.8)
Income from continuing operations allocated to common shareholders	162.8	165.0	518.2	368.7
Numerator from discontinued operations
Income (loss) from discontinued operations plus/less amounts attributable to noncontrolling interests	$—	$0.5	$(8.6)	$5.4
Less: Earnings allocated to participating securities	—	—	—	—
Income (loss) allocated to common shareholders	—	0.5	(8.6)	5.4
Numerator attributable to Avon
Income attributable to Avon less amounts attributable to noncontrolling interests	$164.2	$166.8	$514.0	$376.9
Less: Earnings allocated to participating securities	(1.4)	(1.3)	(4.4)	(2.8)
Income allocated to common shareholders	162.8	165.5	509.6	374.1
Denominator:
Basic EPS weighted-average shares outstanding	430.73	429.07	430.33	428.53
Diluted effect of assumed conversion of stock options	3.23	3.30	3.21	3.31
Diluted EPS adjusted weighted-average shares outstanding	433.96	432.37	433.54	431.84
Earnings per Common Share from continuing operations:
Basic	$0.38	$0.38	$1.20	$0.86
Diluted	$0.38	$0.38	$1.20	$0.86
Income (loss) per Common Share from discontinued operations:
Basic	$—	$—	$(0.02)	$0.01
Diluted	$—	$—	$(0.02)	$0.01
Earnings per Common Share attributable to Avon:
Basic	$0.38	$0.39	$1.18	$0.87
Diluted	$0.38	$0.38	$1.18	$0.87
At September 30, 2011 and 2010, we did not include stock options to purchase 19.3 million shares and 18.4 million shares of Avon common stock, respectively, in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.
We purchased approximately 0.3 million shares of Avon common stock for $6.8 during the first nine months of 2011, as compared to approximately 0.4 million shares of Avon common stock for $11.3 during the first nine months of 2010 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

3. INVENTORIES

Components of Inventories	September 30, 2011	December 31, 2010
Raw materials	$401.4	$371.6
Finished goods	959.8	781.3
Total	$1,361.2	$1,152.9

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$3.1	$2.7	$3.6	$3.7	$0.5	$0.5
Interest cost	8.2	8.0	9.9	9.8	1.5	1.8
Expected return on plan assets	(9.0)	(8.3)	(10.5)	(9.4)	(0.6)	(0.6)
Amortization of prior service credit	—	(0.1)	(0.5)	(0.3)	(4.0)	(4.3)
Amortization of transition asset/(obligation)	—	—	0.1	—	—	—
Amortization of actuarial losses	10.8	8.7	3.2	3.3	0.7	0.9
Net periodic benefit costs	$13.1	$11.0	$5.8	$7.1	$(1.9)	$(1.7)

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$9.7	$9.0	$11.9	$11.0	$1.5	$1.9
Interest cost	24.4	23.9	30.3	29.5	4.9	5.5
Expected return on plan assets	(27.2)	(25.0)	(31.3)	(28.2)	(1.6)	(1.8)
Amortization of prior service credit	(0.2)	(0.3)	(1.1)	(0.9)	(12.0)	(12.9)
Amortization of transition asset/(obligation)	—	—	0.1	—	—	—
Amortization of actuarial losses	34.6	26.3	10.3	10.1	2.5	2.9
Net periodic benefit costs	$41.3	$33.9	$20.2	$21.5	$(4.7)	$(4.4)
We previously disclosed in our financial statements for the year ended December 31, 2010, that we expected to contribute approximately $90 to $100 and $40 to $45 to our U.S. and non-U.S. pension and postretirement plans, respectively, in 2011. As of September 30, 2011, we made approximately $89 and $8 of contributions to the U.S. and non-U.S pension and postretirement plans, respectively. We anticipate contributing approximately $1 to $11 and $32 to $37 to fund our U.S. and non-U.S. pension and postretirement plans, respectively, during the remainder of 2011. Our funding requirements may be impacted by regulations or interpretations thereof.

5. CONTINGENCIES

In 2002, our Brazilian subsidiary received an excise tax assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998 asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 assessment is unfounded. This matter is being vigorously contested and in the opinion of our outside counsel, the likelihood that the assessment ultimately will be upheld is remote. Management believes that the likelihood that the assessment

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

will have a material impact on our consolidated financial position, results of operations or cash flows is correspondingly remote. Other similar excise tax assessments involving different periods have been canceled and officially closed in our favor by the second administrative level.

In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $35 from $82, including penalties and accruing interest, at the exchange rate on September 30, 2011. We have appealed this decision to the second administrative level. In the event that the 2002 assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make a reasonable estimate of the amount or range of expense that could result from an unfavorable outcome in respect of this or any additional assessments that may be issued for subsequent periods.

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

On October 26, 2011, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) requesting documents and information in connection with a Regulation FD investigation of the Company's contacts and communications with certain financial analysts and other representatives of the financial community during 2010 and 2011. The Company was also advised that a formal order of investigation was issued by the SEC relating to the FCPA matters described above and the Regulation FD matters that are referenced in the subpoena. The Company intends to cooperate fully with the SEC's investigation.

At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigation and compliance reviews and the SEC's investigation.

Beginning in July and August 2010, several derivative actions were filed against certain present or former officers and/or directors of the Company that allege breach of fiduciary duty, and, in certain complaints, abuse of control, waste of corporate assets, unjust enrichment and/or proxy disclosure violations, relating to the Company's compliance with the FCPA. The relief sought in one or more of the derivative complaints includes certain declaratory and equitable relief, restitution, unspecified damages, exemplary damages and interest. The Company is named as a nominal defendant. These actions include three consolidated federal court actions (Murray C. White, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CV-5560); County of York Employees Retirement Plan, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (originally filed in the New York Supreme Court, New York County, Index No. 651065/2010 and now refiled in the United States District Court for the Southern District of New York, 10-CIV-5933); and IBEW Local 1919 Pension Fund, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CIV-6256)) and two state court actions (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010) and Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On May 12, 2011, plaintiffs in the consolidated federal court actions (White v. Jung, et al.) filed a consolidated complaint that alleges breach of fiduciary duty, unjust enrichment and proxy disclosure violations, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. On June 13, 2011, defendants moved to dismiss the consolidated federal court actions. On September 6, 2011, in light of plaintiffs' expressed intention to further amend their complaint, the Court denied defendants' motion without prejudice as moot. We are unable to predict the outcome of these matters.

On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against certain present or former officers and/or directors of the Company. The complaint is brought on behalf of a purported class consisting of all persons or entities who either (1) were Avon shareholders as of the close of business on March 17, 2011, March 17, 2010, March 18, 2009, March 14, 2008, or March 15, 2007 and therefore were eligible to vote proxies or (2) purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including May 24, 2011. The complaint asserts violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2011, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Comprehensive (Loss) Income	2011	2010	2011	2010
Net income	$165.2	$167.5	$517.5	$380.0
Foreign currency translation adjustments	(276.9)	145.6	(111.3)	67.5
Change in unrealized gains from available-for-sale securities	—	(0.1)	—	—
Change in derivative losses on cash flow hedges	0.9	1.0	2.9	3.0
Change in derivative gains on net investment hedge	(2.1)	—	(2.1)	—
Adjustments for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes	7.1	7.6	22.2	19.0
Comprehensive (loss) income	(105.8)	321.6	429.2	469.5
Less: comprehensive (loss) income attributable to noncontrolling interest	0.5	0.7	(1.6)	(3.2)
Comprehensive (loss) income attributable to Avon	$(105.3)	$322.3	$427.6	$466.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

7. SEGMENT INFORMATION
In conjunction with management changes, beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, 2011 and 2010 Asia Pacific amounts include the results of China.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,
	2011		2010
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,340.2	$168.2	$1,206.8	$186.3
North America	492.9	4.4	531.1	30.1
Central & Eastern Europe	332.3	55.4	310.8	49.9
Western Europe, Middle East & Africa	363.2	50.4	332.1	33.4
Asia Pacific	233.8	20.8	231.6	17.8
Total from operations	$2,762.4	$299.2	$2,612.4	$317.5
Global and other	—	(20.6)	—	(58.2)
Total	$2,762.4	$278.6	$2,612.4	$259.3

	Nine Months Ended September 30,
	2011		2010
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$3,819.8	$502.3	$3,314.9	$414.9
North America	1,513.6	57.0	1,599.6	110.0
Central & Eastern Europe	1,119.2	205.7	1,077.0	198.1
Western Europe, Middle East & Africa	1,107.8	136.1	984.5	115.0
Asia Pacific	687.5	57.3	711.2	51.0
Total from operations	$8,247.9	$958.4	$7,687.2	$889.0
Global and other	—	(116.7)	—	(171.8)
Total	$8,247.9	$841.7	$7,687.2	$717.2

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beauty(1)	$2,006.8	$1,861.3	$5,920.9	$5,484.7
Fashion(2)	454.6	471.1	1,453.7	1,387.0
Home(3)	245.3	247.7	739.5	721.8
Net sales	$2,706.7	$2,580.1	$8,114.1	$7,593.5
Other revenue(4)	55.7	32.3	133.8	93.7
Total revenue	$2,762.4	$2,612.4	$8,247.9	$7,687.2
 _____________

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.
Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

8. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2011 and December 31, 2010, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2011	December 31, 2010
Deferred tax assets	$344.4	$347.4
Receivables other than trade	150.0	145.9
Prepaid taxes and tax refunds receivable	228.0	247.1
Prepaid brochure costs, paper and other literature	139.2	121.4
Short-term investments	13.5	17.1
Property held for sale	12.8	12.8
Interest-rate swap agreements (Notes 11 and 12)	7.0	20.9
Other	113.7	112.6
Prepaid expenses and other	$1,008.6	$1,025.2
At September 30, 2011 and December 31, 2010, other assets included the following:

Components of Other Assets	September 30, 2011	December 31, 2010
Deferred tax assets	$587.6	$544.3
Investments	47.5	47.6
Deferred software	166.2	140.6
Interest-rate swap agreements (Notes 11 and 12)	162.1	103.9
Other	182.6	182.2
Other assets	$1,146.0	$1,018.6

9. RESTRUCTURING INITIATIVES
2005 Restructuring Program
In November 2005, we announced a multi-year turnaround plan to restore sustainable growth. As part of our turnaround plan, we launched a restructuring program in late 2005 (the “2005 Restructuring Program”). The 2005 Restructuring Program initiatives include:

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
We have approved and announced all of the initiatives that are part of our 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $510 before taxes. We have recorded total costs to implement, net of adjustments, of $515.7 ($2.0 in the first nine months of 2011, $3.2 in 2010, $20.1 in 2009, $59.3 in 2008, $157.5 in 2007, $217.1 in 2006, and $56.5 in 2005) for actions associated with our restructuring initiatives. We will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation. These future costs are expected to be more than offset by gains on the sales of properties exited due to restructuring initiatives.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Restructuring Charges – First, Second, and Third Quarters of 2011
During the three and nine months ended September 30, 2011, we recorded total costs to implement of $0.5 and $2.0, respectively, associated with previously approved initiatives that are part of our 2005 Restructuring Program, and the costs consisted of the following:

•	net charge of $0.3 and $0.3, respectively, primarily for employee-related costs offset by adjustments to the reserve;

•
implementation costs of $0.0 and $1.1, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $0.2 and $0.6, respectively, associated with our initiatives to realign certain distribution operations.
Total costs to implement were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2011.
Restructuring Charges – First, Second, and Third Quarters of 2010
During the three and nine months ended September 30, 2010, we recorded total costs to implement of $0.9 and $2.4, respectively, associated with previously approved initiatives that are part of our 2005 Restructuring Program, and the costs consisted of the following:

•	net benefits of $0.7 and $3.8, respectively, primarily for adjustments to the reserves for employee-related costs;

•
implementation costs of $1.6 and $4.9, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $0.1 and $1.3, respectively, associated with our initiatives to realign certain distribution operations.
Of the total costs to implement, $0.8 and $2.3, respectively, were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2010, and $0.1 and $0.1, respectively, were recorded in cost of sales for the three and nine months ended September 30, 2010.
The liability balances for the initiatives under the 2005 Restructuring Program are shown below:

	Employee- Related Costs	Inventory Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2010	$20.6	$(0.2)	$0.1	$20.5
2011 Charges	1.5	—	—	1.5
Adjustments	(1.2)	—	—	(1.2)
Cash payments	(4.8)	—	(0.1)	(4.9)
Foreign exchange	(0.7)	—	—	(0.7)
Balance September 30, 2011	$15.4	$(0.2)	$—	$15.2

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$332.8	$10.8	$7.2	$11.6	$8.6	$371.0
Charges to be incurred on approved initiatives	1.3	—	—	—	—	1.3
Total expected charges	$334.1	$10.8	$7.2	$11.6	$8.6	$372.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the 2005 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$22.4	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	14.2	29.5	192.1
2007	14.9	7.0	4.7	65.1	4.9	12.7	109.3
2008	1.9	(1.1)	1.7	19.0	(0.7)	(3.0)	17.8
2009	1.4	(0.1)	(0.7)	(4.4)	11.4	(2.9)	4.7
2010	2.1	(0.1)	(0.1)	(3.9)	(2.3)	(0.5)	(4.8)
First Quarter 2011	(0.6)	(0.3)	—	—	—	—	(0.9)
Second Quarter 2011	0.7	0.4	—	0.1	—	(0.3)	0.9
Third Quarter 2011	0.4	—	(0.1)	—	—	—	0.3
Charges recorded to date	58.9	74.5	13.4	132.7	49.9	41.6	371.0
Charges to be incurred on approved initiatives	1.3	—	—	—	—	—	1.3
Total expected charges	$60.2	$74.5	$13.4	$132.7	$49.9	$41.6	$372.3
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
We have approved and announced all of the initiatives that are part of our 2009 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $310 before taxes over the next several years, with implementation to be completed by 2012-2013. We have recorded total costs to implement, net of adjustments, of $257.6 ($29.3 in the first nine months of 2011, $77.5 in 2010, and $150.8 in 2009), for actions associated with our restructuring initiatives.

Restructuring Charges – First, Second, and Third Quarters of 2011
During the three and nine months ended September 30, 2011, we recorded total costs to implement of $4.1 and $29.3, respectively, associated with previously approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•
net benefits of $4.9 for the three-month period related to adjustments to the reserves for employee-related costs, including severance, and a net charge of $3.5 for the nine-month period related to contract termination costs, offset by adjustments to the reserves for employee-related costs, including severance;

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

•
implementation costs of $5.5 and $22.6, respectively, for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•
accelerated depreciation of $3.5 and $8.7, respectively, associated with our initiatives to realign some distribution operations and close some manufacturing operations, offset by a gain of $5.5 in the first quarter of 2011 due to the sale of land and a building in Germany.

Of the total costs to implement, $0.6 and $21.1, respectively, were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2011, and $3.5 and $8.2, respectively, were recorded in cost of sales for the three and nine months ended September 30, 2011.
Restructuring Charges – First, Second, and Third Quarters of 2010
During the three and nine months ended September 30, 2010, we recorded total costs to implement of $6.1 and $20.2, respectively, associated with previously approved initiatives that are part of our 2009 Restructuring Program, and the costs consisted of the following:

•	net benefit of $0.5 and charge $0.5, respectively, primarily for adjustments to the reserves for employee-related costs;

•
implementation costs of $4.4 and $12.2, respectively, for professional service fees, primarily associated with our initiatives to realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $2.2 and $7.5, respectively, associated with our initiatives to realign some distribution operations and close some manufacturing operations.
Of the total costs to implement, $3.9 and $13.3, respectively, were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2010, and $2.2 and $6.9, respectively, were recorded in cost of sales for the three and nine months ended September 30, 2010.
The liability balances for the initiatives under the 2009 Restructuring Program are shown below:

	Employee- Related Costs	Contract Terminations/ Other	Total
Balance December 31, 2010	$115.3	$0.1	$115.4
2011 Charges	3.0	12.8	15.8
Adjustments	(12.3)	—	(12.3)
Cash payments	(27.1)	(12.6)	(39.7)
Foreign exchange	0.9	—	0.9
Balance September 30, 2011	$79.8	$0.3	$80.1

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2009 Restructuring Program, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Contract Terminations	Total
Charges incurred to date	$160.8	$14.4	$175.2
Charges to be incurred on approved initiatives	1.7	0.8	2.5
Total expected charges	$162.5	$15.2	$177.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The charges of initiatives approved to date under the 2009 Restructuring Program by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2009	17.8	26.8	25.8	31.8	8.5	14.9	$125.6
2010	11.5	17.9	0.4	2.8	2.0	11.5	46.1
First Quarter 2011	(2.2)	5.6	0.2	1.0	(0.5)	6.4	10.5
Second Quarter 2011	(0.1)	(0.3)	0.2	1.2	(0.1)	(3.0)	(2.1)
Third Quarter 2011	(2.6)	(0.4)	0.4	(0.2)	—	(2.1)	$(4.9)
Charges recorded to date	24.4	49.6	27.0	36.6	9.9	27.7	$175.2
Charges to be incurred on approved initiatives	0.2	(0.6)	1.7	1.3	(0.1)	—	2.5
Total expected charges on approved initiatives	$24.6	$49.0	$28.7	$37.9	$9.8	$27.7	$177.7
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

10. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Total
Balance at December 31, 2010	$113.5	$314.7	$8.4	$158.5	$80.0	$675.1
Adjustments	—	—	—	(2.8)	—	(2.8)
Foreign exchange	(0.1)	—	(0.6)	(0.4)	2.9	1.8
Balance at September 30, 2011	$113.4	$314.7	$7.8	$155.3	$82.9	$674.1

In July 2010, we acquired substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), for approximately $650 in cash, plus a potential additional payment in early 2015 based on the achievement of earnings growth of the Silpada North America business during the periods between 2012 through 2014. Silpada is included within our North America segment. The purchase price allocation resulted in goodwill of $314.7, indefinite-lived trademarks of $150.0 and customer relationships of $172.8. The customer relationships have an average 10-year useful life. At the date of the acquisition, a liability of approximately $26 was recorded associated with this potential additional consideration (“contingent consideration”), based on a valuation of the estimated fair value of the liability after probability-weighting and discounting various potential payments. At December 31, 2010, we estimated that the estimated fair value of the contingent consideration liability was $11. At September 30, 2011, we estimated that the potential additional payment associated with the contingent consideration could range from $0 to approximately $15 and that the estimated fair value of the contingent consideration liability was $4.2. The change in the fair value of the contingent consideration was recorded within selling, general and administrative expenses and was primarily due to a decrease in estimates of the ultimate consideration.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

In the second quarter of 2011, due to the impact of rising silver prices and a decline in revenues relative to our internal forecasts, we completed an interim analysis of the fair value of goodwill and indefinite-lived intangibles impairment assessment related to Silpada. The asset impairment analyses performed for goodwill and indefinite-lived intangibles require several estimates including future cash flows, growth rates and the selection of discount rates. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair value of Silpada included the discount rate (based on the weighted-average cost of capital), revenue growth, silver prices, and Representative growth and activity rates. The fair value of Silpada for the goodwill impairment assessment was determined using an income approach, which focuses on the income producing capability of a reporting unit based on a prospective analysis of the business that is discounted at a risk adjusted rate. Based upon our interim assessment, Silpada's estimated fair value exceeded its carrying value by 13% as of June 30, 2011. The interim impairment review of the Silpada trademarks during the second quarter of 2011 used a risk-adjusted discounted cash flow model and the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. Based on the discounted cash flow model, we determined the fair value of the Silpada trademarks exceeded their carrying value by a small amount. As a result of the asset impairment analyses performed for goodwill and indefinite-lived trademarks related to Silpada, no adjustments were necessary as of June 30, 2011. We have considered whether any circumstances exist that would more likely than not reduce Silpada's fair value below its carrying value and an interim impairment analysis was not considered necessary as of September 30, 2011. During the fourth quarter of 2011, we will be performing our annual impairment analysis of our reporting units, including Silpada. A decline in expected future cash flows and growth rates or a change in the risk-adjusted discount rate used to fair value expected future cash flows may result in an impairment charge for the goodwill and/or the indefinite-lived trademarks.

Intangible assets

	September 30, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$222.2	$(58.6)	$221.9	$(45.6)
Licensing agreements	58.7	(49.1)	58.5	(46.1)
Noncompete agreements	8.2	(7.0)	8.2	(6.8)
Trademarks	6.6	(3.5)	6.6	(1.8)
Indefinite Lived Trademarks	173.6	—	173.4	—
Total	$469.3	$(118.2)	$468.6	$(100.3)

Estimated Amortization Expense:
2011	$23.6
2012	23.6
2013	21.4
2014	20.6
2015	20.0
Aggregate amortization expense during the three and nine months ended September 30, 2011 was $5.2 and $17.6, respectively, compared to $8.4 and $10.7 for the same periods of 2010.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

11. FAIR VALUE
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.6	$—	$1.6
Interest-rate swap agreements	—	169.1	169.1
Foreign exchange forward contracts	—	3.3	3.3
Total	$1.6	$172.4	$174.0
Liabilities:
Interest-rate swap agreements	$—	$9.0	$9.0
Foreign exchange forward contracts	—	19.4	19.4
Total	$—	$28.4	$28.4
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

Fair Value of Financial Instruments
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2011 and December 31, 2010, respectively, consisted of the following:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$988.2	$988.2	$1,179.9	$1,179.9
Available-for-sale securities	1.6	1.6	1.8	1.8
Grantor trust cash and cash equivalents	1.9	1.9	1.1	1.1
Short term investments	13.5	13.5	17.1	17.1
Cash surrender value of supplemental life insurance	45.6	45.6	44.7	44.7
Debt maturing within one year	785.7	785.7	727.6	727.6
Long-term debt, net of related discount or premium	2,464.8	2,462.6	2,408.6	2,502.4
Foreign exchange forward contracts	(16.1)	(16.1)	6.8	6.8
Interest-rate swap agreements	160.1	160.1	114.9	114.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The methods and assumptions used to estimate fair value are as follows:
Cash and cash equivalents, Grantor trust cash and cash equivalents, and Short term investments - Given the short term nature of these financial instruments, the stated cost approximates fair value.
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

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2011:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets/ prepaid expenses and other	$160.2	Other liabilities/ other accrued liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	2.1	Accounts payable	—
Total derivatives designated as hedges		$162.3		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets/ prepaid expenses and other	$8.9	Other liabilities/ other accrued liabilities	$9.0
Foreign exchange forward contracts	Prepaid expenses and other	1.2	Accounts payable	19.4
Total derivatives not designated as hedges		$10.1		$28.4
Total derivatives		$172.4		$28.4

The following table presents the fair value of derivative instruments outstanding at December 31, 2010:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets/ prepaid expenses and other	$114.9	Other liabilities/ other accrued liabilities	$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets/ prepaid expenses and other	$9.9	Other liabilities/ other accrued liabilities	$9.9
Foreign exchange forward contracts	Prepaid expenses and other	11.1	Accounts payable	4.3
Total derivatives not designated as hedges		$21.0		$14.2
Total derivatives		$135.9		$14.2
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
Interest Rate Risk
We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At September 30, 2011 and December 31, 2010, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at September 30, 2011 and December 31, 2010 was approximately 82% and 81%, respectively.
At September 30, 2011, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,725. During the three and nine months ended September 30, 2011, we recorded a net gain of $48.8 and $59.2, respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt. During the three and nine months ended September 30, 2010, we recorded a net gain of $43.0 and $125.8 in interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At September 30, 2011, we had interest-rate swap agreements that were not designated as hedges with notional amounts totaling $250. During the three and nine months ended September 30, 2011, we recorded a net loss of $0.1 in other expense, net associated with these undesignated interest-rate swap agreements. During the three and nine months ended September 30, 2010, we recorded a net gain of $0.1 and less than $0.1, respectively, in other expense, net associated with these undesignated interest-rate swap agreements.
Foreign Currency Risk
The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2011, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $364.4 for the euro, the Mexican peso, the British pound, the Peruvian new sol, the Russian ruble, the Hungarian forint, the Canadian dollar, the Romanian leu, the Czech Republic koruna, and the New Zealand dollar.
We also use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and nine months ended September 30, 2011, we recorded a loss of $11.7 and a gain of $8.8, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2011, we recorded a gain of $13.0 and a loss of $3.9, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2010, we recorded a gain of $12.2 and $0.1, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2010, we recorded a loss of $10.9 and a gain of $2.8, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also used a foreign exchange forward contract to hedge a portion of the net assets of a foreign subsidiary, which was effective as a hedge. A gain of $2.1 on the foreign exchange forward contract was recorded in AOCI for the three and nine months ended September 30, 2011.

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
During the first nine months of 2011, revenues increased 7%, impacted by favorable foreign exchange. Constant $ revenues increased 2%. Sales of products in the Beauty category increased 8%, partially due to favorable foreign exchange. On a Constant $ basis, sales of products in the Beauty category increased 3% due to a 4% increase in net per unit partially offset by a 1% decrease in units. Active Representatives were flat. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
The implementation of an Enterprise Resource Planning system in Brazil significantly impacted results for the third quarter of 2011. Increased macro-economic volatility, including softer consumer sentiment, also pressured results in the quarter.
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
We continue to experience increases in labor and commodity costs, including oil, silver and cotton, which our pricing strategies are helping to offset the resulting product cost increases.
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

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	%/Point Change	2011	2010	%/Point Change
Total revenue	$2,762.4	$2,612.4	6%	$8,247.9	$7,687.2	7%
Cost of sales	998.3	933.0	7%	2,966.1	2,829.8	5%
Selling, general and administrative expenses	1,485.5	1,420.1	5%	4,440.1	4,140.2	7%
Operating profit	278.6	259.3	7%	841.7	717.2	17%
Interest expense	22.9	21.2	8%	69.5	63.3	10%
Interest income	(4.6)	(1.7)	171%	(13.3)	(10.0)	33%
Other expense, net	19.0	3.7	*	25.6	52.4	*
Net income attributable to Avon	164.2	166.7	(1)%	514.0	376.8	36%
Diluted earnings per share attributable to Avon	0.38	0.38	—%	1.18	0.87	36%
Advertising expenses(1)	76.4	114.9	(34)%	240.3	308.5	(22)%

Gross margin	63.9%	64.3%	(0.4)	64.0%	63.2%	0.8
CTI restructuring	0.1	0.1	—	0.1	0.1	—
Venezuelan special items	—	0.3	(0.3)	—	0.9	(0.9)
Adjusted Non-GAAP gross margin	64.0%	64.6%	(0.6)	64.1%	64.2%	(0.1)

Selling, general and administrative expenses as a % of total revenue	53.8%	54.4%	(0.6)	53.8%	53.9%	(0.1)
CTI restructuring	—	(0.2)	0.2	(0.3)	(0.2)	(0.1)
Venezuelan special items	—	—	—	—	(0.1)	0.1
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	53.7%	54.2%	(0.5)	53.6%	53.5%	0.1

Operating profit	$278.6	$259.3	7%	$841.7	$717.2	17%
CTI restructuring	4.6	6.9		31.3	22.5
Venezuelan special items	—	7.0		—	79.5
Adjusted Non-GAAP operating profit	$283.2	$273.2	4%	$873.0	$819.2	7%

Operating margin	10.1%	9.9%	0.2	10.2%	9.3%	0.9
CTI restructuring	0.2	0.3	(0.1)	0.4	0.3	0.1
Venezuelan special items	—	0.3	(0.3)	—	1.0	(1.0)
Adjusted Non-GAAP operating margin	10.3%	10.5%	(0.2)	10.6%	10.7%	(0.1)

Effective tax rate	31.5%	29.2%	2.3	30.8%	38.7%	(7.9)
CTI restructuring	—	0.4	(0.4)	0.2	0.2	—
Venezuelan special items	—	(0.9)	0.9	—	(8.4)	8.4
Adjusted Non-GAAP effective tax rate	31.5%	28.8%	2.7	31.0%	30.6%	0.4

Units sold			(5)%			(3)%
Active Representatives			—%			—%

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Amounts in the table above may not necessarily sum because the computations are made independently.
*    calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

Revenue
Total revenue increased 6% in the three months ended September 30, 2011, with favorable foreign exchange contributing 5 percentage points to the revenue increase. Constant $ revenue increased 1%. The acquisition of Silpada Designs, Inc. (“Silpada”) contributed less than 1 point to revenue growth. Active Representatives were flat.
On a category basis, the increase in revenue for the three months ended September 30, 2011, was primarily driven by an increase of 8% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance increased 12%, color cosmetics increased 9%, personal care increased 6%, and skincare increased 2%. Fashion sales decreased 4% and Home sales decreased 1%. On a Constant $ basis, the Beauty category increased 3%. Within the Beauty category, on a Constant $ basis, sales of fragrance increased 9%, sales of color cosmetics increased 4%, and personal care increased 2%, while sales of skincare decreased 3%. Constant $ sales of Fashion decreased 7%. We acquired Silpada Designs, Inc. ("Silpada") at the end of July 2010. Inclusion of Silpada's results for July 2011 benefited the Fashion Constant $ growth rate by 3 points, as the similar period's results was not included in our 2010 financial results ("unmatched period"). Constant $ sales of Home decreased 5%.
Total revenue increased 7% in the nine months ended September 30, 2011, with favorable foreign exchange contributing 5 percentage points to the revenue increase. Constant $ revenue increased 2%. Acquisitions of Liz Earle Beauty Co. Limited (“Liz Earle”) and Silpada contributed approximately 1 point to revenue growth. Active Representatives were flat.
On a category basis, the increase in revenue for the nine months ended September 30, 2011, was primarily driven by an increase of 8% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance increased 11%, personal care increased 9%, color cosmetics increased 8%, and skincare increased 4%. Fashion sales increased 5% and Home sales increased 2%. On a Constant $ basis, the Beauty category increased 3%. Within the Beauty category on a Constant $ basis, sales of fragrance increased 6%, personal care increased 3%, color cosmetics increased 2%, and skincare decreased 1%. Skincare Constant $ growth rates benefited by 1 point from the Liz Earle acquisition. Constant $ sales of Fashion increased 1%, as inclusion of Silpada's unmatched period of January through July during 2011 contributed 7 points to the growth rate. Constant $ sales of Home decreased 3%.

Gross Margin
Gross margin decreased by 40 basis points in the three months ended September 30, 2011 primarily due to higher product costs. Gross margin increased 80 basis points in the nine months ended September 30, 2011, primarily due to the negative impact of the Venezuelan special items in the first nine months of 2010. Adjusted non-GAAP gross margin declined 60 and 10 basis points during the three- and nine-month periods ended September 30, 2011, respectively, as the negative impact of rising product costs was partially offset by pricing benefits and favorable foreign currency.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue for the three- and nine-month periods ended September 30, 2011 decreased 60 basis points and 10 basis points, respectively, compared to the same periods of 2010, while Adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue decreased 50 basis points and increased 10 basis points, respectively, as lower advertising was partially offset by increased investment in the Representative Value Proposition ("RVP"). We invested approximately $34 and $86 incrementally in our RVP in the three and nine months ended September 30, 2011, respectively, by continued implementation of our Sales Leadership program and higher incentives. Selling, general and administrative expenses during the three and nine-months ended September 30, 2011, benefited from lower expenses associated with employee incentive compensation plans.
See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense
Interest expense increased by 8% and 10% in the three and nine months ended September 30, 2011, respectively, primarily due to higher outstanding debt balances. At September 30, 2011, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Interest income increased by 171% and 33% in the three and nine months ended September 30, 2011, respectively, due to higher interest rates and average cash balances.

Other expense, net increased during the three months ended September 30, 2011 due to higher foreign exchange losses. Other expense, net decreased in the nine months ended September 30, 2011, primarily due to a $46.1 negative impact in 2010 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting which occurred in the first quarter of 2010, partially offset by higher foreign exchange losses in 2011. Refer to the Latin America segment review for a further discussion of the Venezuelan currency.

Effective Tax Rate
The effective tax rates for the three and nine months ended September 30, 2011 were 31.5% and 30.8% respectively, compared to 29.2% and 38.7% for the three and nine months ended September 30, 2010, respectively. The three and nine months ended September 30, 2010 tax rates were negatively impacted by 0.9 and 8.4 points, respectively, due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America segment review. Additionally, the tax rates for the three months ended September 30, 2011 and 2010 included tax benefits from audit settlements, which favorably impacted the tax rates by 2.4 and 5.6 points, respectively. The rates for the nine months ended September 30, 2011 and 2010 included tax benefits from audit settlements and statute expirations, which favorably impacted the tax rates by 3.5 and 2.9 points, respectively.

Segment Review
Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$1,340.2	$1,206.8	11%	6%	$3,819.8	$3,314.9	15%	9%
Operating profit	168.2	186.3	(10)%	(17)%	502.3	414.9	21%	(6)%
CTI restructuring	(2.1)	2.3			(3.3)	7.0
Venezuelan special items	—	7.0			—	79.5
Adjusted Non-GAAP operating profit	166.1	195.6	(15)%	(19)%	499.0	501.4	—%	(8)%

Operating margin	12.6%	15.4%	(2.8)	(3.5)	13.1%	12.5%	0.6	(2.0)
CTI restructuring	(0.2)	0.2			(0.1)	0.2
Venezuelan special items	—	0.6			—	2.4
Adjusted Non-GAAP operating margin	12.4%	16.2%	(3.8)	(3.9)	13.1%	15.1%	(2.0)	(2.3)

Units sold				(4)%				1%
Active Representatives				3%				3%

Total revenue for the three- and nine-month periods ended September 30, 2011, increased due to favorable foreign exchange, higher average order, and growth in Active Representatives, driven by continued investments in RVP. Average order benefited from the favorable impacts of pricing. Revenue for the three months ended September 30, 2011, grew 5% in Brazil and 17% in Mexico, with benefits from favorable foreign exchange. Constant $ revenue for the three months ended September 30, 2011, declined 3% in Brazil and grew 12% in Mexico, along with continued growth from most other markets. During the nine months ended September 30, 2011, revenue grew 11% in Brazil and 22% in Mexico, with benefits from favorable foreign exchange. Constant $ revenue for the nine months ended September 30, 2011, benefited from continued growth in most markets, with growth of 1% in Brazil and 15% in Mexico. In Venezuela, revenue and Constant $ revenue for the three and nine months ended September 30, 2011 grew 22% and 24%, respectively. Additional information regarding our Venezuela operations is discussed in more detail below.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Brazil's performance for the three- and nine-month periods ended September 30, 2011, continued to be pressured by lower than normal service levels. In addition, in the third quarter of 2011, we implemented an Enterprise Resource Planning (“ERP”) system in Brazil which further impacted service levels, which in turn has negatively impacted average order and Active Representative and revenue growth during 2011. We also saw greater impact to our results from increased competition in Brazil. While the implementation of the ERP system and transformation of the related processes may negatively impact service levels in the short-term, we expect the ERP system to help improve our service reliability over the long-term.
Constant $ revenue growth in Mexico for the three and nine months ended September 30, 2011, was driven by an increase in Active Representatives and a higher average order. Revenue growth for the three and nine months ended September 30, 2011, in Venezuela was the result of a higher average order primarily due to increased prices, partially as a result of inflation.
The decrease in Adjusted Non-GAAP operating margin for the three and nine months ended September 30, 2011, was driven by a sharp decline in Brazil's operating margin, caused by business disruptions and resulting investments in that market, as well as inflationary pressure on costs. Additionally, the region's operating margin for both the three- and nine-month periods was negatively impacted by higher bad debt expense and higher distribution costs due to the transition to new facilities in Brazil and Colombia. Operating margin for the three and nine months ended September 30, 2010, in Latin America was negatively impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed further below.

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
As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at U.S. historic dollar cost subsequent to the devaluation. Therefore, the historic U.S. dollar costs impacted the income statement during 2010 at a disproportionate rate as they had not been devalued based on the new exchange rates. As a result of using the U. S. historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, operating profit during the three and nine months ended September 30, 2010 was negatively impacted by $33.8 and $73.2, respectively, for the difference between the historical cost at the previous official exchange rate of 2.15 and the current official exchange rate of 4.30. Assuming no further devaluations, in 2011, there will be an immaterial impact on operating profit from the 2010 Venezuelan currency devaluations.
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
At September 30, 2011, we had a net asset position of $188 associated with our operations in Venezuela, which included cash balances of approximately $170 of which approximately $165 was denominated in bolívares remeasured at the September 30, 2011 official exchange rate and approximately $5 was denominated in U.S. dollars. Of the $188 net asset position, approximately $164 was associated with bolívar-denominated monetary net assets and deferred income taxes. Additionally, during the first nine months of 2011 Avon Venezuela’s revenue and operating profit represented approximately 4% of Avon’s consolidated revenue and 5% of Avon’s consolidated operating profit.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

During the first nine months of 2011, the exchange rate in the SITME market ranged within 5 to 6 Bolívares to the U.S. Dollar. To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued as of September 30, 2011, to a rate of $5.7 Bolívares to the U.S. dollar, which was approximately the rate on September 30, 2011, in the SITME market, or an approximate 25% devaluation, our results would be negatively impacted as follows:

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

•
We would likely incur an immediate charge of approximately $31 ($29 in “Other expenses, net” and $2 in “Income taxes”) associated with the $164 of Bolívar-denominated monetary net assets and deferred income taxes.

For the three and nine months ended September 30, 2011, costs associated with acquiring goods that required settlement in U.S. dollars through the SITME markets in Venezuela included within operating profit were approximately $5 and $13, respectively. The amounts reported for costs associated with acquiring goods that required settlement in U.S. dollars through the parallel or SITME markets in Venezuela included within operating profit for the three and nine months ended September 30, 2010, were approximately $22 and $46, respectively. Additionally, if the exchange rate in the SITME market is further devalued, or an alternative source of exchange becomes available at an unfavorable rate beyond the rate of $5.7 Bolivares to the U.S. dollar, our results could be negatively impacted.

At September 30, 2011, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $76 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2009.

North America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$492.9	$531.1	(7)%	(8)%	$1,513.6	$1,599.6	(5)%	(6)%
Operating profit	4.4	30.1	(85)%	(87)%	57.0	110.0	(48)%	(50)%
CTI restructuring	5.0	3.8			24.7	17.3
Adjusted Non-GAAP operating profit	9.4	33.9	(72)%	(74)%	81.7	127.3	(36)%	(37)%

Operating margin	0.9%	5.7%	(4.8)	(4.9)	3.8%	6.9%	(3.1)	(3.2)
CTI restructuring	1.0	0.7			1.6	1.1
Adjusted Non-GAAP operating margin	1.9%	6.4%	(4.5)	(4.6)	5.4%	8.0%	(2.6)	(2.7)

Units sold				(8)%				(13)%
Active Representatives				(9)%				(8)%

North America consists largely of the U.S. business and includes the results of Silpada, for the period since acquisition at the end of July 2010. During 2011, Silpada's results have been included in the North America results for the entire three- and nine-month periods presented, whereas the results during 2010 include Silpada's results only since the end of July 2010. The inclusion of Silpada in our 2011 results during the unmatched period through July:

•	favorably impacted North America revenue growth by 3 and 6 points, respectively, during the three- and nine-month periods ended September 30, 2011;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

•
unfavorably impacted our operating profit growth by 9 points for the three-month period ended September 30, 2011 and favorably impacted our operating profit growth by 8 points for the nine-month period ended September 30, 2011;

•
unfavorably impacted Adjusted Non-GAAP operating profit growth by 8 points for the three-month period ended September 30, 2011 and favorably impacted Adjusted Non-GAAP operating profit growth by 7 points during the nine-month period ended September 30, 2011;

•
unfavorably impacted Adjusted Non-GAAP operating margin by .6 points for the three-month period ended September 30, 2011, due to the timing of the national sales conference, and favorably impacted Adjusted Non-GAAP operating margin by .3 points for the nine-month period ended September 30, 2011; and

•	favorably impacted Active Representatives by 1 and 2 points, respectively, for the three- and nine-month periods ended September 30, 2011.
Please refer to Note 10 to our Financial Statements for a discussion regarding Silpada.

The total revenue decline for the three and nine months ended September 30, 2011, was primarily due to a decline in Active Representatives. Sales of non-Beauty products declined 11% and 4%, respectively, for the three- and nine-month periods ended September 30, 2011. The inclusion of Silpada in our 2011 results during the unmatched period through July contributed 7 and 18 points, respectively, to non-Beauty growth rates for the three- and nine-month periods ended September 30, 2011. Sales of Beauty products decreased 5% and 8%, respectively, for the three- and nine-month periods ended September 30, 2011.
Adjusted Non-GAAP operating margin was negatively impacted by lower gross margin relating to commodity price pressures for the three- and nine-month periods ended September 30, 2011. This decline in Adjusted Non-GAAP operating margin was further impacted by lower revenues while continuing to incur overhead expenses that do not vary directly with revenue, despite cost saving initiatives, and lower gross margin due to commodity cost pressures. Partially offsetting these negative impacts was improved bad debt and lower advertising. During the nine months ended September 30, 2011, operating margin benefited by .5 points due to a change in the fair value of the contingent consideration recorded in connection with the Silpada acquisition, primarily due to a decrease in the estimated ultimate consideration.

Given that our results have been pressured, we have focused on our recovery plan, which has included enhancing our sales leadership model and optimizing our product portfolio. During the latter portion of the third quarter, there has been positive reaction to our recalibration of the mix of Beauty and non-Beauty products, as part of the optimization of our product portfolio. We are continuing to focus on field transformation as we move to a stronger multi-level leadership structure, as well as simplifying and enhancing the earnings opportunity. As we focus on field transformation and redistricting, we expect variability in our financial results through 2012.

Central & Eastern Europe

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$332.3	$310.8	7%	—%	$1,119.2	$1,077.0	4%	(1)%
Operating profit	55.4	49.9	11%	1%	205.7	198.1	4%	(3)%
CTI restructuring	1.8	0.6			0.8	3.2
Adjusted Non-GAAP operating profit	57.2	50.5	13%	3%	206.5	201.3	3%	(4)%

Operating margin	16.7%	16.1%	0.6	0.1	18.4%	18.4%	—	(0.2)
CTI restructuring	0.5	0.2			0.1	0.3
Adjusted Non-GAAP operating margin	17.2%	16.2%	1.0	0.5	18.5%	18.7%	(0.2)	(0.5)

Units sold				(4)%				(2)%
Active Representatives				1%				(1)%

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Total revenue for the three- and nine-month periods ended September 30, 2011, grew as a result of favorable foreign exchange, offset by declines in average order for the quarter partly due to macro-economic pressures in the region. Revenue for the nine- month period ended September 30, 2011 was also negatively impacted by a decline in Active Representatives. The region's revenue for the three- and nine-month periods ended September 30, 2011, benefited from growth of 4% in both periods in Russia, primarily due to favorable foreign exchange. On a Constant $ basis, revenue declined 2% and 1% in Russia for the three- and nine-month periods ended September 30, 2011, respectively, due to lower average order.

On an Adjusted Non-GAAP basis, operating margin improved for the three-month period ended September 30, 2011 compared to the prior year period, benefiting from lower advertising, partially offset by lower gross margin due to higher commodity costs, and increased RVP investment. Adjusted Non-GAAP operating margin decreased in the nine-month period ended September 30, 2011 primarily driven by increased RVP investment and higher distribution costs, partially offset by lower advertising. RVP investment increased in 2011 in part to address the increased social benefit taxes levied against certain Representatives beginning in 2010.
Western Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$363.2	$332.1	9%	6%	$1,107.8	$984.5	13%	8%
Operating profit	50.4	33.4	51%	43%	136.1	115.0	18%	12%
CTI restructuring	1.0	(0.3)			2.9	(3.5)
Adjusted Non-GAAP operating profit	51.4	33.1	55%	47%	139.0	111.5	25%	17%

Operating margin	13.9%	10.1%	3.8	3.5	12.3%	11.7%	0.6	0.3
CTI restructuring	0.3	(0.1)			0.3	(0.4)
Adjusted Non-GAAP operating margin	14.2%	10.0%	4.2	3.9	12.5%	11.3%	1.2	0.9

Units sold				(1)%				3%
Active Representatives				3%				7%

Total revenue in the three- and nine-month periods ended September 30, 2011, was favorably impacted by approximately 5 points and 2 points, respectively, due to a benefit to the United Kingdom's revenue resulting from the settlement of a long time dispute associated with an estimated Value Added Tax ("VAT") liability which was initially recognized as a reduction to revenue. Additionally, total revenue in the three- and nine-month periods ended September 30, 2011, increased as a result of favorable foreign exchange, as well as an increase in Active Representatives. The region's revenue growth for the three months ended September 30, 2011, was primarily due to significant growth in South Africa, partially offset by a decline in Turkey. Average order during the three months ended September 30, 2011 was negatively impacted by declines in the Fashion and Home categories partly due to the economic environment. The region's revenue growth for the nine months ended September 30, 2011, was primarily due to significant growth in South Africa, as well as growth in Turkey.
For the three and nine months ended September 30, 2011, revenue in South Africa increased by 29% and 46%, respectively, benefiting from favorable foreign exchange. On a Constant $ basis, revenue in South Africa increased 23% and 35%, respectively, for the three and nine months ended September 30, 2011, due to an increase in Active Representatives. For the three months ended September 30, 2011, revenue in Turkey declined 6% due to unfavorable foreign exchange, while on a Constant $ basis Turkey grew 7%, primarily due to growth in Active Representatives. For the nine months ended September 30, 2011, revenue in Turkey increased 3%, or 9% on a Constant $ basis, primarily due to growth in Active Representatives. For the three and nine months ended September 30, 2011, revenue in the United Kingdom increased 9% and 4%, respectively, benefiting primarily from the VAT settlement, as well as favorable foreign exchange. On a Constant $ basis, revenue in the United Kingdom increased 5% for the three months ended September 30, 2011, due to the VAT settlement, which benefited Constant $ growth by 14 points, partially offset by a decline in Active Representatives and average order. On a Constant $ basis, revenue in the United Kingdom decreased 1% for the nine months ended September 30, 2011, due to a decline in Active Representatives, partially offset by the VAT settlement, which benefited Constant $ growth by 5 points.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

The increases in operating margin and Adjusted Non-GAAP operating margin for the three and nine months ended September 30, 2011, were primarily driven by the favorable impact of the revenue associated with the VAT settlement, partially offset by a decline in gross margin due to higher commodity costs and the negative impact from foreign exchange.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2011	2010	US$	Constant $	2011	2010	US$	Constant $
Total revenue	$233.8	$231.6	1%	(7)%	$687.5	$711.2	(3)%	(10)%
Operating profit	20.8	17.8	17%	(2)%	57.3	51.0	12%	(5)%
CTI restructuring	(0.1)	(0.9)			(0.6)	(1.9)
Adjusted Non-GAAP operating profit	20.7	16.9	22%	2%	56.7	49.2	15%	(3)%

Operating margin	8.9%	7.7%	1.2	0.4	8.3%	7.2%	1.1	0.4
CTI restructuring	—	(0.4)			(0.1)	(0.3)
Adjusted Non-GAAP operating margin	8.9%	7.3%	1.6	0.7	8.2%	6.9%	1.3	0.6

Units sold				(9)%				(10)%
Active Representatives				(6)%				(12)%

Beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, 2011 and 2010 amounts include the results of China. In addition, the region's results for 2010 exclude the results of Japan, which was sold in 2010 and classified as a discontinued operation.

Total revenue for the three months ended September 30, 2011, increased due to favorable foreign exchange, offset by declines in Active Representatives. Total revenue for the nine months ended September 30, 2011, declined due to a decrease in Active Representatives, partially offset by favorable foreign exchange. Revenue grew 2% and 5% in the Philippines for the three- and nine-month periods ended September 30, 2011, respectively, benefiting from favorable foreign exchange. On a Constant $ basis, revenue in the Philippines declined 4% for the three-month period ended September 30, 2011, due to a decrease in Active Representatives and lower average order. Constant $ revenue in the Philippines was flat for the nine-month period ended September 30, 2011. The Philippines has experienced a slowdown during 2011 reflecting increased competitive activity.
We continue to transition away from our complex hybrid business model in China to one which focuses on direct selling. This transition to a direct selling model includes the roll-out of service centers, realigning the field compensation structure and recalibrating merchandising and campaign management strategies to support direct selling. We anticipate that this will position us to expand our direct selling penetration and coverage over time. As part of this transition, existing Beauty Boutiques are converting into service centers under the updated model. Reflecting this continued transition to direct selling, revenue declined 6% and 24% in China for the three- and nine-month periods ended September 30, 2011, respectively, benefiting partially from favorable foreign exchange, and Constant $ revenue in China declined 11% and 27% for the three- and nine-month periods ended September 30, 2011, respectively. This continued transition has impacted our business and will continue to negatively impact our near-term outlook in China. We remain positive about our long-term revenue and operating profit opportunities in China.

Adjusted Non-GAAP operating margin increased during the three- and nine-month periods ended September 30, 2011, primarily due to lower advertising costs, as well as favorable foreign exchange. During the nine-month period ended September 30, 2011, the favorable impact of lower advertising was partially offset by lower gross margin. With regards to gross margin, while favorable pricing offset higher commodity costs, gross margin declined due to adverse product mix during the first half of 2011.

For information concerning an internal investigation into our China operations, See Note 5, Contingencies.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Global Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Total Global expenses	$142.1	$175.0	(19)%	$482.4	$513.4	(6)%
Allocated to segments	(121.5)	(116.8)	4%	(365.7)	(341.6)	7%
Net Global expenses	$20.6	$58.2	(65)%	$116.7	$171.8	(32)%
Total Global expenses declined during the three- and nine-month periods ended September 30, 2011 primarily due to lower expenses associated with management incentive programs, lower expenses associated with global initiatives, lower brand marketing costs, and lower professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein of approximately $25 and $70, respectively (flat and down approximately $3, respectively, in comparison to the three and nine months ended September 30, 2010). Total Global expenses for the nine month period included $6.4 of higher costs to implement restructuring initiatives. Amounts allocated to segments increased for the three- and nine-month periods ended September 30, 2011 primarily due to an increase in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigation and compliance reviews, while difficult to predict, are expected to continue and may vary during the course of this investigation. These costs were not allocated to the segments.

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

Cash Flows
Net Cash Provided by Operating Activities
During the first nine months of 2011, operating activities provided $234.2 as compared to $311.5 of cash in 2010. Operating cash flow during the first nine months of 2011 was negatively impacted by lower accounts payable, a $75 contribution to the U.S pension plan, and a payment associated with a long-term incentive compensation plan of $36. These negative impacts were partially offset by higher cash related net income.

Net Cash Used by Investing Activities
Net cash used by investing activities during the first nine months of 2011 was $811.5 lower than during the first nine months of 2010, primarily due to the acquisitions of Liz Earle and Silpada in 2010. Additionally, capital expenditures declined by $19.3 during 2011, as 2010 included higher investment associated with new distribution facilities in Latin America.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Net Cash Used by Financing Activities
Net cash used by financing activities of $243.1 during the first nine months of 2011, compared unfavorably to cash provided by financing activities of $239.1 during the first nine months of 2010, primarily due to the scheduled repayment of our $500 notes in 2011.

We increased our quarterly dividend payments to $0.23 per share in 2011 from $0.22 per share in the same period of 2010.

Capital Resources
We maintain a three-year, $1,000.0 revolving credit and competitive advance facility (the “three year facility”) and a $300.0 364 day credit facility, (collectively, the “credit facilities”). See our 2010 Form 10-K for more information on the credit facilities. There were no borrowings under the credit facilities as of September 30, 2011.
We also maintain a $1,000.0 commercial paper program, which is supported by the three-year facility. There was $629.8 outstanding under this program as of September 30, 2011.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At September 30, 2011 and December 31, 2010, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at September 30, 2011 and December 31, 2010 was approximately 82% and 81%, respectively.

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

•
the challenges to our acquired Silpada business, including the effect of rising silver prices, macro-economic pressures, competition, and the impact of declines in expected future cash flows and growth rates, or a change in the discount rate used to determine the fair value of expected future cash flows, which may impact the recoverability of the recorded goodwill and intangible assets;

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective at September 30, 2011 at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2011.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/11	18,680	(2)	$27.50	3,069	$1,819,588,000
8/1 - 8/31/11	2,096	(3)	23.30	—	1,819,588,000
9/1 - 9/30/11	—		—	—	1,819,588,000
Total	20,776		$27.07	3,069
_____________

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

(2)
Includes 3,069 shares repurchased under our publicly announced program and 15,611 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS
See Exhibit Index.

Avon Products, Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	October 27, 2011	/s/ STEPHEN IBBOTSON
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

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.