Form 10-K
period 2011-12-31
AVON PRODUCTS INC
filed 2012-02-29
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
_________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2011 (the last business day of our most recently completed second quarter) was $12.1 billion.
The number of shares of Common Stock (par value $.25) outstanding at January 31, 2012, was 430,954,008
 _________________________
Documents Incorporated by Reference
Part III - Portions of the registrant’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

•
our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our global business strategy, including our multi-year restructuring programs and any initiatives arising under our long-range business review, product mix and pricing strategies, Enterprise Resource Planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies;

•
our ability to realize the anticipated benefits (including any financial projections concerning, for example, future revenue, profit, cash flow and operating margin increases) from our multi-year restructuring programs, any initiatives arising under our long-range business review or other initiatives on the time schedules or in the amounts that we expect, and our plans to invest these anticipated benefits ahead of future growth;

•	the possibility of business disruption in connection with our multi-year restructuring programs, long-range business review or other initiatives;

•	our ability to realize sustainable growth from our investments in our brand and the direct-selling channel;

•	our ability to transition our business in North America, including enhancing our Sales Leadership model and optimizing our product portfolio;

•
a general economic downturn, a recession globally or in one or more of our geographic regions, or sudden disruption in business conditions, and the ability of our broad-based geographic portfolio to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability, competitive or other market pressures or conditions;

•
the effect of political, legal, tax and regulatory risks imposed on us in the United States and abroad, our operations or our Representatives, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	our ability to effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•	our ability to achieve growth objectives, particularly in our largest markets, such as the U.S., and developing and emerging markets, such as Brazil or Russia;

•
our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

•
the challenges to our acquired businesses, such as Silpada, including the effect of rising costs, macro-economic pressures, competition, and the impact of declines in expected future cash flows and growth rates, and a change in the discount rate used to determine the fair value of expected future cash flows, which have impacted, and may continue to impact, the estimated fair value of the recorded goodwill and intangible assets;

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

•	key information technology systems, process or site outages and disruptions;

•	disruption in our supply chain or manufacturing and distribution operations;

•
other sudden disruption in business operations beyond our control as a result of events such as acts of terrorism or war, natural disasters, pandemic situations, large-scale power outages and similar events;

•	the risk of product or ingredient shortages resulting from our concentration of sourcing in fewer suppliers;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to attract and retain key personnel;

•
competitive uncertainties in our markets, including competition from companies in the cosmetics, fragrances, skincare and toiletries industry, some of which are larger than we are and have greater resources;

•
our ability to implement our Sales Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance the Representative and consumer experience and increase Representative productivity through field activation programs, execution of Service Model Transformation and other investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;

•
the impact of the typically seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in any material pending and future litigations or with respect to the legal status of Representatives;

•	our ratings, our access to cash and short and long-term financing and ability to secure financing, or financing at attractive rates;

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations; and

•	the impact of changes in tax rates on the value of our deferred tax assets.
Additional information identifying such factors is contained in Item 1A of our 2011 Form 10-K for the year ended December 31, 2011. We undertake no obligation to update any such forward-looking statements.

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
Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores, department stores), our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations in five regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; and Asia Pacific. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Financial information relating to our reportable segments is included in the “Segment Review” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as “MD&A”, on pages 20 through 42 of this 2011 Annual Report on Form 10-K, which we refer to in this report as our “2011 Annual Report”, and in Note 13, Segment Information, on pages F-34 through F-36 of our 2011 Annual Report. Information about geographic areas is included in Note 13, Segment Information, on pages F-34 through F-36 of our 2011 Annual Report.
Over the past six years, we have been implementing various initiatives, including our 2005 and 2009 Restructuring Programs, and investments in advertising and our Representatives. Additional information regarding our initiatives is included in the “Overview” and "Initiatives" sections within MD&A on pages 20 through 22 and additional information regarding our inventory is included in the “Provisions for Inventory Obsolescence” and “Liquidity and Capital Resources” sections within MD&A on pages 23 and 39 through 42 of our 2011 Annual Report. In 2011, we committed to undertake a detailed assessment of our long-range business plan in order to improve our performance and better position ourselves in the increasingly complex economic environment. The review will include internal and external inputs, executional capabilities and capital allocation.
In July 2010, we purchased substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), a direct seller of jewelry products, primarily in North America. Additionally, in December 2010 we sold the ownership interest in Avon Products Company Limited ("Avon Japan") to Devon Holdings K.K., an affiliate of TPG Capital.
Distribution
We presently have sales operations in 65 countries and territories, including the U.S., and distribute our products in 42 other countries and territories. Unlike most of our competitors, which sell their products through third party retail establishments (e.g., drug stores, department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by approximately 6.4 million active independent Representatives. Representatives are independent contractors and not our employees. Representatives earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.
A Representative contacts customers directly, selling primarily through our brochure, which highlights new products and special promotions for each sales campaign. In this sense, the Representative, together with the brochure, are the “store” through which our products are sold. A brochure introducing a new sales campaign is usually generated every two weeks in the U.S. and every two to four weeks for most markets outside the U.S. Generally, the Representative forwards an order for a campaign to us using the Internet, mail, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for his or her own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.

We employ certain web enabled systems to increase Representative support, which allow a Representative to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with us. In addition Representatives can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about us.
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
The recruiting or appointing and training of Representatives are the primary responsibilities of district sales managers, zone managers, and independent sales leaders. Depending on the market and the responsibilities of the role, some of these individuals are our employees and some are independent contractors. Those who are employees are paid a salary and an incentive based primarily on the achievement of a sales objective in their district. Those who are independent contractors are rewarded primarily based on total sales achieved in their zones or downlines. Personal contacts, including recommendations from current Representatives (including the Sales Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The Sales Leadership program is a multi-level compensation program which gives Representatives, known as Sales Leadership Representatives, the opportunity to earn bonuses based on the net sales made by Representatives they have recruited and trained in addition to discounts earned on their own sales of our products. This program generally limits the number of levels on which commissions can be earned to three and continues to focus on individual product sales by Sales Leadership Representatives. The primary responsibilities of Sales Leadership Representatives are the prospecting, appointing, training and development of their down-line Representatives while maintaining a certain level of their own sales. Development of the Sales Leadership program throughout the world is one part of our long-term growth strategy. As described above, the Representative is the “store” through which we primarily sell our products and given the high rate of turnover among Representatives (a common characteristic of direct selling), it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business.
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
A number of merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, and the promotion of products packaged as gift items. In general, for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered as special promotions or are given particular prominence in the brochure. A key current priority for our merchandising is to continue the use of pricing and promotional models to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.
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
We believe that the personalized customer service offered by our Representatives; the amount and type of field incentives we offer our Representatives on a market-by-market basis; the high quality, attractive designs and prices of our products; the high level of new and innovative products; our easily recognized brand name and our guarantee of product satisfaction are significant factors in helping to establish and maintain our competitive position.
International Operations
Our international operations are conducted primarily through subsidiaries in 64 countries and territories outside of the U.S. In addition to these countries and territories, our products are distributed in 42 other countries and territories.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.
See the sections “Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks” and “Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations” in Item 1A on pages 8 through 15 of our 2011 Annual Report.
Manufacturing
We manufacture and package almost all of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased for our Beauty products from various suppliers. Most of our Fashion and Home products are purchased from various third-party suppliers. Additionally, we design the brochures that are used by the Representatives to sell our products. The loss of any one supplier would not have a material impact on our ability to source raw materials for our Beauty products or source products for our Fashion and Home categories or paper for the brochures.
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
We also continue to implement an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to continue in phases over the next several years. We have completed implementation in our most significant markets.
See Item 2, Properties, for additional information regarding the location of our principal manufacturing facilities.

Product Categories
Two of our three product categories account for 10% or more of consolidated net sales in 2011. The following is the percentage of net sales by product category for the years ended December 31:

	2011	2010	2009
Beauty	73%	71%	72%
Fashion	18%	19%	18%
Home	9%	10%	10%
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
Seasonal Nature of Business
Our sales and earnings typically have a seasonal pattern characteristic of many companies selling Beauty, gift and decorative products, apparel, and fashion jewelry. Holiday sales generally cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is, by its nature, difficult to forecast. Fourth quarter revenue and operating data was as follows:

	2011	2010
Fourth quarter revenues as a % of total revenue	27%	29%
Fourth quarter operating profit as a % of total operating profit	2%	33%
The fourth quarter operating profit comparison between 2011 and 2010 was unfavorably impacted by a $263.0 impairment charge, or 31% of full year operating profit, recognized in the fourth quarter of 2011. The fourth quarter operating profit comparison was partially offset by lower costs to implement our restructuring initiatives in 2011 compared to 2010. The fourth quarter of 2011 included costs to implement our restructuring initiatives of $8.7, whereas the fourth quarter of 2010 included $58.3 of costs to implement our restructuring initiatives.
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

In 2011, our most significant product launches included: SuperShock Max Mascara. Moisture Seduction Lipstick, Outspoken Intense by Fergie Fragrance, Step Into Fragrance, Anew Genics Treatment Cream, Anew Solar Advance Sunscreen Face Lotion SPF 45, Solutions Youth Minerals Restorative Night Cream, Skin So Soft Perfecting Oil, Advance Techniques Damage Repair 3D Rescue Leave-in Treatment, Super Enchant Mascara, and ExtraLasting Makeup.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $77.7 in 2011, $72.6 in 2010 and $65.4 in 2009. This research included the activities of product research and development and package design and development. Most of these activities were related to the development of Beauty products.

Environmental Matters
In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect on our capital expenditures, financial position or competitive position.
Employees
At December 31, 2011, we employed approximately 40,600 employees. Of these, approximately 5,400 were employed in the U.S. and 35,200 in other countries.
Website Access to Reports
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2011, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, Avon Products, Inc., 1345 Avenue of the Americas, New York, NY 10105-0196 or by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings including reports, proxy and information statements, and other information regarding the Company are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2011 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.
Our success depends on our ability to execute fully our global business strategy.
Our ability to implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•
implement our multi-year restructuring programs and any initiatives arising under the long-range business review as well as achieve any anticipated savings and benefits from such programs and initiatives;

•	increase our beauty sales and market share, and strengthen our brand image;

•	realize anticipated cost savings and reinvest such savings effectively in consumer-oriented investments and other aspects of our business;

•	implement appropriate product mix and pricing strategies and achieve anticipated benefits from these strategies;

•	implement Enterprise Resource Planning (ERP) and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•	implement customer service initiatives and the Sales and Operation Planning process;

•	implement and continue to innovate our Internet platform and technology strategies;

•	implement our outsourcing strategies;

•	effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
secure short and long-term financing, or financing at attractive rates, maintain appropriate cash flow levels to fund, among other things, cash dividends, and implement cash management, tax, foreign currency hedging and risk management strategies;

•
implement our Sales Leadership program globally, recruit Representatives, enhance the Representative experience and increase their productivity through field activation programs, execute Service Model Transformation and other investments in the direct selling channel;

•	transition our business in North America, including enhancing our Sales Leadership model and optimizing our product portfolio;

•
increase the number of consumers served per Representative and their engagement online, as well as to reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as acquisitions, joint ventures and strategic alliances with other companies; and

•	estimate and achieve any financial projections concerning, for example, future revenue, profit, cash flow, and operating margin increases.
There can be no assurance that any of these initiatives will be successfully and fully executed in the amounts or within the time periods that we expect.
We may experience financial and strategic difficulties and delays or unexpected costs in completing our multi-year restructuring programs or long-range business review, including achieving any anticipated savings and benefits of the initiatives thereunder.
In October 2011, we committed to undertake a detailed assessment of our long-range business plan in order to improve our performance and better position ourselves in the increasingly complex economic environment. The review will include internal and external inputs, executional capabilities and capital allocation. We also continue to implement our previously announced multi-year restructuring programs. We may not realize, in full or in part, any anticipated savings or benefits from one or more of any initiatives arising under the long-range business review or our multi-year restructuring programs. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated savings or benefits. If we are unable to realize these savings or benefits, our ability to continue to fund other initiatives may be adversely affected. In addition, our plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not we realize these savings and benefits.
We are also subject to the risk of business disruption in connection with our long-range business review, multi-year restructuring programs or other initiatives, which could have a material adverse effect on our business, financial condition and operating results.
There can be no assurance that we will be able to achieve our growth objectives.
There can be no assurance that we will be able to achieve profitable growth in the future, particularly in our largest markets, such as the U.S., and developing and emerging markets, such as Brazil or Russia. Our growth overall is also subject to the strengths and weaknesses of our individual markets, including our international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability, competitive or other market pressures in one or more particular regions. Our ability to increase or maintain revenue and earnings depends on numerous factors, and there can be no assurance that our current or future business strategies will lead us to achieve our growth objectives or maintain our rates of growth.
Our success depends, in part, on our key personnel.
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. For example, on December 13, 2011, the Company announced that in 2012 the Company will separate the roles of Chairman and Chief Executive Officer (“CEO”). Any failure by a successor CEO or our management team to perform as expected may have a material adverse effect on our business, results of operations and financial condition. This risk may be exacerbated by the uncertainties associated with the implementation of our multi-year restructuring programs and long-range business review.
Our business is conducted worldwide primarily in one channel, direct selling.
Our business is conducted worldwide, primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through approximately 6.4 million active independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. As a result, in order to maintain our business and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis and continue to innovate the direct-selling model. Consumer purchasing habits, including reducing purchases of beauty and related products generally, or reducing purchases from Representatives or buying beauty and related products in channels other than in direct selling, such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, financial condition and results of operations. If our competitors establish greater market share in the direct-selling channel, our business, financial condition and operating results may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, financial condition and operating results may be adversely affected.
Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks.
Our ability to capitalize on growth, particularly in new international markets, and to maintain the current level of operations, particularly in our existing international markets, is exposed to various risks, including:

•	the possibility that a foreign government might ban or severely restrict our business method of direct selling;

•
the possibility that local civil unrest, economic or political instability, changes in macro-economic conditions, changes in diplomatic or trade relationships or other uncertainties might disrupt our operations in an international market;

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
For example, in 1998, the Chinese government banned direct selling, but, subsequently in April 2005, the Chinese government granted approval for us to proceed with a limited test of direct selling in certain areas. The Chinese government later issued direct-selling regulations in late 2005, and we were granted a direct-selling license by China's Ministry of Commerce in late February 2006, which allowed us to commence direct selling under such regulations. However, there can be no assurance that these and other regulations and approvals will not be rescinded, restricted or otherwise altered, or that other regulations and approvals will not be adopted, which may have a material adverse effect on our business in China. There can be no assurance that we will be able to successfully transition and evolve our business in China in connection with the development and evolution of the direct selling business in that market and successfully operate using a direct-selling model permitted in that market, or that we will experience growth in that or other emerging markets. We may encounter similar political, legal and regulatory risks in other international markets in our portfolio.

We are also subject to the adoption, interpretation and enforcement by governmental agencies in the United States and abroad of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, records and information management, e-invoicing, and tariffs and taxes, which may require us to adjust our operations and systems in certain markets where we do business. For example, privacy and data protection laws are subject to frequently changing rules and regulations, which may vary among the various jurisdictions where we operate. If we are unable to adhere to or successfully implement processes in response to changing regulatory requirements, our business and/or reputation may be adversely affected. We cannot predict with certainty the outcome or the impact that pending or future legislative and regulatory changes may have on our business in the future.

We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations.
We operate globally, through operations in various locations around the world, and derive approximately 83% of our consolidated revenue from our operations outside of the U.S.
One risk associated with our international operations is that the functional currency for most of our international operations is the applicable local currency. Because of this, movements in exchange rates may have a significant impact on our earnings, assets, cash flow and financial position. For example, currencies for which we have significant exposures include the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvnia and Venezuelan bolívar. Periodically, we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, results of operations and financial condition.
Another risk associated with our international operations is the possibility that a foreign government may impose currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate or if the official exchange rate devalues, it may have a material adverse effect on our business, results of operations and financial condition. For example, currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela (Avon Venezuela) to obtain foreign currency at the official rate to pay for imported products. Unless official foreign exchange is made more readily available, Avon Venezuela's operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is less favorable than the official rate.
Inflation is another risk associated with our international operations. For example, Venezuela has been designated as a highly inflationary economy. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. Given Venezuela's designation as a highly inflationary economy and the devaluation of the official rate, our revenue, operating profit, and net income will continue to be negatively impacted in 2012 and beyond. In addition, there can be no assurance that other countries in which we operate will not also become highly inflationary and that our operations will not be negatively impacted as a result. See the "Segment Review" section within MD&A on pages 31 through 32 of our 2011 Annual Report for additional information regarding Venezuela.
A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business and our access to liquidity and capital.
A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures, could adversely affect our business and our access to liquidity and capital. Recent global economic events over the past few years, including job losses, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic or operational challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources, including our ability to issue commercial paper, raise additional capital and maintain credit lines and offshore cash balances. An adverse change in our credit ratings could result in an increase in our borrowing costs and have an adverse impact on our ability to access certain debt markets, including the commercial paper market.
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2012 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.
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
Within the direct selling channel, we compete on a regional, and often country-by-country basis, with our direct-selling competitors. There are also a number of direct-selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. Unlike most other beauty companies, we compete within a distinct business model where providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical consumer packaged goods ("CPG") company which operates within a broad-based consumer pool, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.
Direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or "better deal" than that offered by the competition. Representatives are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as "field incentives" in the direct selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the better payback. As the largest and oldest beauty direct seller, Avon's business model and strategies are often highly sought after, particularly by smaller local and more nimble competitors who seek to capitalize on our investment and experience. As a result, we are subject to significant competition for the recruitment of Representatives from other direct selling or network marketing organizations. It is therefore continually necessary to innovate and enhance our direct selling and service model as well as to recruit and retain new Representatives. If we are unable to do so our business will be adversely affected.
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
The number of competitors and degree of competition that we face in this beauty and related products industry varies widely from country to country. If our advertising, promotional, merchandising or other marketing strategies are not successful, if we are unable to deliver new products that represent technological breakthroughs, if we do not successfully manage the timing of new product introductions or the profitability of these efforts, or if for other reasons our Representatives or end customers perceive competitors' products as having greater appeal, then our sales and financial results may suffer.
Any acquisitions may expose us to additional risks.
We continuously review acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers; and

•	risks of entering markets in which we have limited or no prior experience.
For example, the challenges to our acquired Silpada business, including the effect of rising silver prices, macro-economic pressures, competition, and the impact of declines in expected future cash flows and growth rates, and a change in the discount rate used to determine the fair value of expected future cash flows, have impacted the estimated fair value of the recorded goodwill and intangible assets. An impairment of our goodwill and intangible assets could have a material adverse effect on our operating results. See Note 17, Goodwill and Intangible Assets, on page F-42 through F-44 of our 2011 Annual Report for additional information regarding Silpada.
Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.
A disruption of a key information technology system, process or site could adversely affect our operations.
We employ information technology systems to support our business, including systems to support financial reporting, web-based tools, an ERP system which we are implementing on a worldwide basis, and an internal communication and data transfer network. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection and invoicing systems and on-line training, and utilize third-party service providers. We have Internet sites in many of our markets, including business-to-business websites to support Representatives. We have undertaken initiatives to increase our reliance on employing information technology systems to enable our Representatives, as well as initiatives, as part of our multi-year restructuring programs, to outsource certain services, including the provision of global human resources information technology systems to our employees and other information technology processes.
Any of these systems may be susceptible to outages or disruptions due to the complex landscape of localized applications and architectures as well as incidents due to legacy or unintegrated systems or both, fire, floods, power loss, telecommunications failures, terrorist attacks, break-ins, corruption and similar events. There may be other challenges and risks as we upgrade, modernize, and standardize our information technology systems, such as through Service Model Transformation, on a worldwide basis. In addition, in the third quarter of 2011, we experienced challenges in implementing an ERP system in Brazil which impacted service levels, which in turn negatively impacted average order and Active Representative and revenue growth during 2011. Despite our industry-standard network security measures, including performing due diligence on our third-party vendors, our systems may also be vulnerable to computer viruses, data security breaches, break-ins, corruption and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operations.
Third-party suppliers provide, among other things, the raw materials used to manufacture our Beauty products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.
We manufacture and package almost all of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers for our Beauty products. Almost all of our non-Beauty products are purchased from various suppliers. Additionally, we produce the brochures that are used by

Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our Beauty products, the purchasing of our non-Beauty products or the production of our brochures. This risk may be exacerbated by our strategic sourcing initiative ("SSI"), which is shifting our purchasing strategy toward a globally-coordinated one, which leverages volumes. Furthermore, increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.
The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.
Our principal properties consist of worldwide manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Additionally, we also use third party manufacturers to manufacture certain of our products. Therefore, as a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems (such as the ERP system), loss or impairment of key manufacturing or distribution sites, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints, which may require significant resources and be challenging to achieve, or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third party manufacturers could have a material adverse effect on our business, results of operations and financial condition.
Our success depends, in part, on the quality and safety of our products.
Our success depends, in part, on the quality and safety of our products, including the procedures we employ to detect the likelihood of hazard, manufacturing issues and unforeseen product misuse. If our products are found to be, or are perceived to be, defective or unsafe, or if they otherwise fail to meet our Representatives' or end customers' standards, our relationship with our Representatives or end customers could suffer, we could need to recall some of our products, our reputation or the appeal of our brand could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.
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
Furthermore, material shifts or decreases in market demand for our products, including as a result of changes in consumer spending patterns and preferences or incorrect forecasting of market demand, could result in us carrying inventory that cannot be sold at anticipated prices or increased product returns by our Representatives. Failure to maintain proper inventory levels or increased product returns by our Representatives could result in a material adverse effect on our business, results of operations and financial condition.
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
From time to time, we may conduct internal investigations and compliance reviews, the consequences of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other legal or regulatory proceedings, as well as government investigations, which often involve complex legal issues and are subject to uncertainties, may also follow as a consequence. It is our policy to cooperate with U.S. and foreign government agencies and regulators, as appropriate, in connection with our investigations and compliance reviews.
As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the FCPA and related U.S. and foreign laws in China and additional countries. The internal investigation, which is being conducted under the oversight of our Audit Committee, began in June 2008. As we reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice to advise both agencies of our internal investigation. We are continuing to cooperate with both agencies and inquiries by them, including but not limited to, signing tolling agreements, translating and producing documents and assisting with interviews.
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
On October 26, 2011, the Company received a subpoena from the SEC requesting documents and information in connection with a Regulation FD investigation of the Company's contacts and communications with certain financial analysts and other representatives of the financial community during 2010 and 2011. The Company was also advised that a formal order of investigation was issued by the SEC relating to the FCPA matters described above and the Regulation FD matters that are referenced in the subpoena. The Company intends to cooperate fully with the SEC's investigation. We also have commenced an internal investigation, which is being conducted by outside counsel under the oversight of our Audit Committee, in connection with the Regulation FD matters.

In connection with the ongoing internal investigations and compliance reviews described above, certain personnel actions have been taken and additional personnel actions may be taken in the future. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigations and compliance reviews and the government's investigation.
Any determination that our operations or activities, including our licenses or permits, importing or exporting, or product testing or approvals are not, or were not, in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, modification of business practices and compliance programs, equitable remedies, including disgorgement, injunctive relief and other sanctions that we may take against our personnel or that may be taken against us or our personnel. Further, other countries in which we do business may initiate their own investigations and impose similar sanctions. Because the internal investigations, compliance reviews and the government's investigation are ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls, business, reputation, consolidated financial position, results of operations or cash flows.
Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. Finally, recent pension funding requirements under the Pension Protection Act of 2006, such as pension funding obligations and limitations on a hybrid plan's interest crediting rate to the "market rate of return", may result in a significant increase or decrease in the valuation of pension obligations affecting the reported funded status of our pension plans.

The market price of our common stock could be subject to fluctuations as a result of many factors.
Factors that could affect the trading price of our common stock include the following:

•	variations in operating results;

•	economic conditions and volatility in the financial markets;

•	announcements or significant developments in connection with our business and with respect to beauty and related products or the beauty industry in general;

•	actual or anticipated variations in our quarterly or annual financial results;

•	unsolicited takeover proposals or proxy contests;

•	changes in our dividend practice;

•	developments in connection with the FCPA or other investigations and any litigation related thereto;

•	governmental policies and regulations;

•	estimates of our future performance or that of our competitors or our industries;

•	general economic, political, and market conditions;

•	market rumors; and

•	factors relating to competitors.
The trading price of our common stock has been, and could in the future continue to be, subject to significant fluctuations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

Our principal properties worldwide consist of manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Our domestic manufacturing facilities are located in Morton Grove, IL and Springdale, OH. Our domestic distribution centers are located in Atlanta, GA; Zanesville, OH; and Pasadena, CA. Our research and development facility is located in Suffern, NY. We also lease office space in two locations in New York City for our executive and administrative offices, and own property in Rye, NY for Global IT and Global Finance. In June 2011, we terminated a lease for office space in New York City and moved to a new office with more favorable terms.

In 2010 Avon acquired Silpada Designs, Inc., a direct seller of sterling silver jewelry with operations in the United States including an office and warehouse in Lenexa, Kansas.

Other principal properties outside the U.S. measuring 50,000 square feet or more include the following:
•two distribution centers for primary use in North America operations (other than in the U.S.);
•four manufacturing facilities, fourteen distribution centers and two administrative offices in Latin America;

•	three manufacturing facilities in Europe, primarily servicing Western Europe, Middle East & Africa and Central & Eastern Europe;
•eight distribution centers and four administrative offices in Western Europe, Middle East & Africa;
•five distribution centers and three administrative offices in Central & Eastern Europe; and
•five manufacturing facilities, eight distribution centers, and one administrative office in Asia Pacific.

We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.

In January 2007, we announced plans to realign certain North America distribution operations. We have closed our distribution facilities in Newark, DE and Glenview, IL. Both properties are listed for sale and the Glenview site is under contract.

Of all the properties listed above, 35 are owned and the remaining 37 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.

In January 2008, we announced plans to realign certain Latin America distribution and manufacturing operations. We built a new distribution center in Sao Paulo, Brazil that opened in 2011. We also opened a new distribution center in Colombia in 2011.

In July 2009, we announced plans to realign manufacturing operations in North America and Europe. This initiative includes the closing of manufacturing facilities in Springdale, OH in 2012, and the sale and leaseback of the manufacturing facility in Germany in 2011.
ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 16, Contingencies, on page F-40 through F-42 of our 2011 Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock
Our common stock is listed on the New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2011, there were approximately 15,974 holders of record of our common stock. We believe that there are many additional shareholders who are not “shareholders of record” but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2011 and 2010 are listed below. For information regarding future dividends on our common stock, see the “Liquidity and Capital Resources” section within MD&A on pages 39 through 42.

	2011			2010
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$30.14	$26.16	$.23	$34.14	$29.21	$.22
Second	30.91	27.22	.23	34.76	25.73	.22
Third	28.90	19.60	.23	32.87	26.46	.22
Fourth	23.85	16.09	.23	35.49	28.56	.22
Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Avon Products, Inc., The S&P 500 Index
And 2011 Industry Composite (2)
Assumed $100 invested on December 31, 2006, in Avon’s common stock, the S&P 500 Index and the Industry Composite. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2006	2007	2008	2009	2010	2011
Avon	100.0	122.0	76.0	102.7	97.7	61.1
S&P 500	100.0	105.5	66.5	84.1	96.7	98.8
Industry Composite(2)	100.0	115.4	99.0	106.7	115.7	128.9

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Industry Composite includes Clorox, Colgate–Palmolive, Estée Lauder, Kimberly Clark, Procter & Gamble and Revlon.

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
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the fourth quarter of 2011:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/11 – 10/31/11	4,900	(2)	$23.63	—	$1,819,588,000
11/1/11 – 11/30/11	4,892	(2)	20.66	—	1,819,588,000
12/1/11 – 12/31/11	2,733	(3)	16.66	921	1,819,573,000
Total	12,525		20.95	921

(1)
All of the shares purchased during the fourth quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007, consist of shares purchased in private transactions from a broker in connection with stock based obligations under our Deferred Compensation Plan. The program commenced on December 17, 2007 and is scheduled to expire on December 17, 2012.

(2)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)
Includes 921 shares repurchased under our publicly announced program and 1,812 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA
We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes.

	2011	2010	2009	2008	2007 (1)
Income Data
Total revenue	$11,291.6	$10,862.8	$10,205.2	$10,507.5	$9,759.3
Operating profit(2)	854.6	1,073.1	1,005.6	1,324.5	874.7
Income from continuing operations, net of tax	526.4	595.2	619.2	882.5	533.2
Diluted earnings per share from continuing operations	$1.20	$1.36	$1.43	$2.03	$1.21
Cash dividends per share	$0.92	$0.88	$0.84	$0.80	$0.74
Balance Sheet Data
Total assets	$7,735.0	$7,873.7	$6,823.4	$6,074.0	$5,716.2
Debt maturing within one year	849.3	727.6	137.8	1,030.7	929.4
Long-term debt	2,459.1	2,408.6	2,307.2	1,456.0	1,167.7
Total debt	3,308.4	3,136.2	2,445.0	2,486.7	2,097.1
Total shareholders’ equity	1,585.2	1,672.6	1,312.6	712.3	749.8

(1)
In 2007, we recorded a decrease of $18.3 to shareholders’ equity from the initial adoption of the provisions for recognizing and measuring tax positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements as required by the Income Taxes Topic of the FASB Accounting Standards Codification (the “Codification”).

(2)
A number of items, shown below, impact the comparability of our operating profit. See Latin America Segment review on pages 31 through 33, Note 17, Goodwill and Intangibles on pages F-42 through F-44, and Note 15, Restructuring Initiatives on pages F-37 through F-40, to our 2011 Annual Report for more information on these items.

	2011	2010	2009	2008	2007
Costs to implement restructuring initiatives related to our multi-year restructuring programs	$40.0	$80.7	$170.9	$59.3	$157.5
Inventory obsolescence expense (benefit) related to our product line simplification program	—	—	—	(13.0)	167.3
Venezuelan special items(3)	—	79.5	—	—	—
Impairment charge(4)	263.0	—	—	—	—

(3)
During 2010, our operating margin was negatively impacted by the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis. As a result of using the historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, during 2010 operating profit was negatively impacted by $79.5 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. In addition to the negative impact to operating profit, during 2010 we also recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. See discussion of Venezuela within the “Segment Review - Latin America” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(4)
During 2011, our operating margin was negatively impacted by a non-cash impairment charge associated with goodwill and an indefinite-lived intangible asset of our Silpada business. See Note 17, Goodwill and Intangible Assets, to our 2011 Annual Report for more information.

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
Refer to the Non-GAAP Financial Measures on pages 22 through 23 of this 2011 Annual Report for a description of how Constant dollar (“Constant $”) growth rates (a Non-GAAP financial measure) are determined.
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 65 countries and territories, including the U.S., and distribute products in 42 more. Our reportable segments are based on geographic operations in five regions: Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; and Asia Pacific. We have centralized operations for Global Brand Marketing, Global Sales and Supply Chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by approximately 6.4 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2011, approximately 83% of our consolidated revenue was derived from operations outside the U.S.
Total revenue in 2011 increased 4%, with favorable foreign exchange contributing 3 points to the revenue increase. Constant $ revenues increased 1%. Active Representatives decreased 1%. Sales from products in the Beauty category increased 5%, or 2% on a Constant $ basis, due to a 3% increase in net per unit offset by a 1% decrease in units. We saw slower than expected growth in several markets partially attributable to weaker macro-economic conditions. In Brazil, our largest market, lower than normal service levels were further impacted by the implementation of an Enterprise Resource Planning ("ERP") system during the second half of the year, which weakened results. Additionally, slowing Beauty category market growth pressured Brazil's results in the second half of 2011. During the latter part of 2011, we believe Russia's performance was also impacted by weak trends in the Beauty category market in that country.
See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.

During 2011, our operating margin was negatively impacted by an impairment charge of goodwill and an indefinite-lived intangible asset associated with our Silpada business unit which we acquired during 2010. As a result of this impairment charge, operating profit for 2011 was negatively impacted by $263.0. Please refer to Note 17, Goodwill and Intangible Assets, of our 2011 Annual Report for a discussion regarding Silpada.
We continue to experience increases in labor and commodity costs, including oil, silver and cotton. Our pricing strategies are helping to partially offset the resulting product cost increases but there is no assurance that we will be able to pass on product cost increases fully or immediately.
In 2011, we committed to undertake a detailed assessment of our long-range business plan in order to improve our performance and better position ourselves in the increasingly complex economic environment. The review will include internal and external inputs, executional capabilities and capital allocation.
We believe that our operating cash flow and global cash and cash equivalent balances will allow us to continue our focus on long-term sustainable, profitable growth. We are also focused on innovating our direct selling channel through technological and service model enhancements for our Representatives.
Beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment, referred to as Asia Pacific. Accordingly, Asia Pacific amounts include the results of China for all periods presented. In December 2010, we completed the sale of our subsidiary in Japan, which has been reflected as discontinued operations for all periods.

Initiatives
We continue to implement certain initiatives under our 2005 and 2009 restructuring programs. The anticipated savings or benefits realized from these initiatives has funded and will continue to fund our investment in, amongst other things, advertising, market intelligence, consumer research and product innovation.
Advertising and Representative Value Proposition (“RVP”)
We significantly increased spending on advertising over the four years leading up to 2011. While investing in advertising remains a key strategy, during 2011 our investment in advertising decreased by $89.2 or 22% and as a percentage of Beauty sales, our investment in advertising decreased by 24% compared to 2010. The decrease in advertising in 2011 is primarily due to the shift to increased investment in RVP. The advertising investments supported new product launches, such as SuperShock Max Mascara. Moisture Seduction Lipstick, Outspoken Intense by Fergie Fragrance, Step Into Fragrance, Anew Genics Treatment Cream, Anew Solar Advance Sunscreen Face Lotion SPF 45, Solutions Youth Minerals Restorative Night Cream, Super Enchant Mascara, and ExtraLasting Makeup. Advertising investments also included advertising to recruit Representatives. We also continued to build the alliances portfolio including Fergie and local celebrities in Latin America and Russia.
We continued to invest in our direct-selling channel to improve the reward and effort equation for our Representatives. We have committed significant investments for extensive research to determine the payback on advertising and field tools and actions, and the optimal balance of these tools and actions in our markets. We have allocated these significant investments in proprietary direct selling analytics to better understand the drivers of value for our Representatives. We measure our investment in RVP as the incremental cost to provide these value-enhancing initiatives. During 2011, we invested approximately $121.0 incrementally in our Representatives through RVP by continued implementation of our Sales Leadership program, enhanced incentives, increased sales campaign frequency, improved commissions and new e-business tools. We will continue to look for ways to improve the earnings opportunity for Representatives through various means, including the following:

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

During 2011, we implemented the supply chain module of ERP in Brazil. While the implementation of the ERP system and transformation of the related processes negatively impacted service levels in Brazil in the second half of 2011, we expect the ERP system to help improve our service reliability over the long-term.
Restructuring Initiatives
We launched restructuring programs in late 2005 ("2005 Restructuring Program") and in February 2009 ("2009 Restructuring Program"). Through December 31, 2011, we have recorded total costs to implement, net of adjustments, of $526.0 ($12.3 in 2011, $3.2 in 2010, $20.1 in 2009, $59.3 in 2008, $157.5 in 2007, $217.1 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the 2005 Restructuring Program, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives. Through

December 31, 2011, we have recorded total costs to implement, net of adjustments, of $256.0 ($27.7 in 2011, $77.5 in 2010, and $150.8 in 2009) for actions associated with our restructuring initiatives under the 2009 Restructuring Program, primarily for employee-related costs, including severance, pension and other termination benefits, and professional service fees related to these initiatives. See Note 15, Restructuring Initiatives, on pages F-37 through F-40 of our 2011 Annual Report for further information on these restructuring programs.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards, of our consolidated financial statements contained in this 2011 Annual Report.
Performance Metrics
Within this MD&A, in addition to our key financial metrics of revenue, operating profit and operating margin, we utilize the performance metrics defined below to assist in the evaluation of our business.

Performance Metrics	Definition

Growth in Active Representatives
This metric is based on the number of Representatives submitting an order in a campaign, totaled for all campaigns in the related period. This amount is divided by the number of billing days in the related period, to exclude the impact of year-to-year changes in billing days (for example, holiday schedules). To determine the growth in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year.

Change in Units
This metric is based on the gross number of pieces of merchandise sold during a period, as compared to the same number in the same period of the prior year. Units sold include samples sold and product contingent upon the purchase of another product (for example, gift with purchase or purchase with purchase), but exclude free samples.

Inventory Days	This metric is equal to the number of days of cost of sales, based on the average of the preceding 12 months, covered by the inventory balance at the end of the period.
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
We present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin and effective tax rate on a non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a non-GAAP basis. We have provided a quantitative reconciliation of the difference between the non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. These non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company uses the non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement (“CTI”) restructuring initiatives, 2) goodwill and indefinite-lived intangible impairment charge related to Silpada ("Impairment charge"), and 3) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency in January 2010 (“Venezuelan special items”). The Company believes investors find the non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Impairment charge includes the impact on the Statement of Income caused by the goodwill and indefinite-lived intangible impairment charge related to Silpada in 2011. The Venezuelan special items include the impact on the Statement of Income caused by the devaluation of the Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and nonmonetary assets, such as inventory and prepaid expenses. For nonmonetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 2.15 and the revised official exchange rate of 4.30.

Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, to our 2011 Annual Report for a detailed discussion of the application of these and other accounting policies.
Restructuring Reserves
We record the estimated expense for our restructuring initiatives as such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment of property, plant and equipment, and any other qualifying exit costs. These estimated costs are grouped by specific projects within the overall plan and are then monitored on a quarterly basis by finance personnel. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine if an adjustment is required.
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside the U.S. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including selling schedules, business operations, seasonality and changing trends. Over the past three years, annual bad debt expense has been in the range of $215 to $248, or approximately 2.0% of total revenue. Bad debt expense, as a percent of revenue increased by .2 points in 2011 as compared to 2010, primarily in Latin America. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collectability of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Allowances for Sales Returns
We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, sales returns have been in the range of $370 to $447, or approximately 3.8% of total revenue. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected by management, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $128.1 for 2011, $131.1 for 2010, and $120.0 for 2009.
Pension, Postretirement and Postemployment Expense
We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and a portion of employees in international locations. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care and life insurance benefits subject to certain limitations to the majority of employees in the U.S. and in some foreign countries. See Note 12, Employee Benefit Plans, to our 2011 Annual Report for further information on our benefit plans.

Pension plan expense and the requirements for funding our major pension plans are determined based on a number of actuarial assumptions. These assumptions include the expected rate of return on pension plan assets, the interest crediting rate for hybrid plans and the discount rate applied to pension plan obligations.
For 2011, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. plans was 7.54%, compared to 7.65% for 2010. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.
The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for 2011 for the U.S. plan was 8%, which was based on an asset allocation of approximately 40% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 4% to 6% in the long term) and 60% in equity securities and high yield securities (which are expected to earn approximately 7% to 10% in the long term). Historical rates of return on the assets of the U.S. plan was 6.5% for the most recent 10-year period and 7.9% for the 20-year period. In the U.S. plan, our asset allocation policy has favored U.S. equity securities, which have returned 4.5% over the 10-year period and 8.3% over the 20-year period. The plan assets in the U.S. returned 7.0% in 2011 and 14.0% in 2010.
Recently issued regulations under the Pension Protection Act of 2006, though not yet finalized, require that hybrid plans limit the maximum interest crediting rate to one among several choices of crediting rates which are considered “market rates of return”. The rate chosen will affect total pension obligations. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. plan, were based on the internal rates of return for a portfolio of high quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis was 4.69% at December 31, 2011, and 5.21% at December 31, 2010. For the determination of the expected rate of return on assets and the discount rate, we take into consideration external actuarial advice.
Our funding requirements may be impacted by regulations or interpretations thereof. Our calculations of pension, postretirement and postemployment costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2011, we had pretax actuarial losses, prior service credits, and transition obligations totaling $483.1 for the U.S. plans and $284.7 for the non-U.S. plans that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension, postretirement and postemployment obligations and future expense. For 2012, our assumption for the expected rate of return on assets is 7.13% for our U.S. plans and 6.85% for our non-U.S. plans. Our assumptions are reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2011 pension expense:

	Increase/(Decrease) in Pension Expense
	50 Basis Point
	Increase	Decrease
Rate of return on assets	(5.1)	5.1
Discount rate	(8.5)	8.3
Rate of compensation increase	1.3	(1.2)
Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize a net deferred tax asset in the future, in excess of the net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease earnings in the period such determination was made. We have recognized deferred tax assets of $282.1 relating to foreign tax credit carryforwards that will expire between 2018 and

2021. To the extent future U.S. taxable income is less favorable than currently projected by management, our ability to utilize these foreign tax credits may be affected and a valuation allowance may be required. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when we conclude that these earnings are indefinitely reinvested. Deferred taxes are provided on earnings not considered indefinitely reinvested.
We recognize the benefit of a tax position if that position is more likely than not of being sustained on examination by the taxing authorities, based on the technical merits of the position. We believe that our assessment of more likely than not is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the Consolidated Financial Statements.
We file income tax returns in many jurisdictions. In 2012, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our filing positions are ultimately upheld, it is possible that the 2012 provision for income taxes may reflect adjustments.
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
We completed our annual goodwill and indefinite-lived intangible assets impairment assessments for 2011 during the year-end close process and determined that the estimated fair values substantially exceeded the carrying values of each of our reporting units, with the exception of our Silpada reporting unit. Our analysis of the Silpada business indicated an impairment as the carrying value of the business exceeded the estimated fair value. Accordingly, an estimated non-cash before tax impairment charge of $263.0 was recorded in the fourth quarter of 2011 to reduce the carrying amounts of goodwill and an indefinite-lived intangible asset. At December 31, 2011, as a result of the impairment charge recorded, the carrying values of Silpada's goodwill and indefinite-lived intangible asset were $116.7 and $85.0, respectively. Following weaker than expected performance in the fourth quarter, we lowered our revenue and earnings projections for Silpada largely due to the rise in silver prices, which nearly doubled since the acquisition, and the negative impact of pricing on revenues and margins. The decline in the fair values of the Silpada reporting unit and the underlying trademark was driven by the reduction in the forecasted growth rates and cash flows used to estimate fair value.
The impairment analyses performed for goodwill and indefinite-lived intangible assets require several estimates in computing the estimated fair value of a reporting unit and an indefinite-lived intangible asset. We use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach a market place participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair value of Silpada included the discount rate (based on the weighted-average cost of capital), revenue growth, silver prices, and Representative growth and activity rates. The fair value of the Silpada trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. A decline in Silpada expected future cash flows and growth rates or a change in the risk-adjusted discount rate used to fair value expected future cash flows may result in additional impairment charges for the goodwill and the indefinite-lived trademark.
See Note 17, Goodwill and Intangible Assets, to our 2011 Annual Report for further information on Silpada.
For the years ended December 31, 2010 and 2009, we completed our annual goodwill and indefinite-lived intangible assets impairment assessments and no adjustments were necessary. Additionally, no events or changes in circumstances occurred that indicated that our definite-lived intangible assets may not be recoverable during the three years ended December 31, 2011. The impairment analyses performed for goodwill and indefinite-lived intangible assets require several estimates including future cash flows, growth rates and the selection of discount rates. A significant decline in expected future cash flows and growth rates or a change in the discount rate used to fair value expected future cash flows may result in a future impairment charge.

Results Of Continuing Operations - Consolidated

				%/Point Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Total revenue	$11,291.6	$10,862.8	$10,205.2	4%	6%
Cost of sales	4,148.6	4,041.3	3,825.5	3%	6%
Selling, general and administrative expenses	6,025.4	5,748.4	5,374.1	5%	7%
Impairment of goodwill and intangible asset	263.0	—	—	*	—%
Operating profit	854.6	1,073.1	1,005.6	(20)%	7%
Interest expense	92.9	87.1	104.8	7%	(17)%
Interest income	(16.5)	(14.0)	(20.2)	18%	(31)%
Other expense, net	35.6	54.6	7.3	(35)%	*
Net income attributable to Avon	$513.6	$606.3	$625.8	(15)%	(3)%
Diluted earnings per share attributable to Avon	$1.18	$1.39	$1.45	(15)%	(4)%
Advertising expenses(1)	$311.2	$400.4	$352.7	(22)%	14%

Gross margin	63.3%	62.8%	62.5%	.5	.3
CTI restructuring	.1	.1	.1	—	—
Venezuelan special items	—	.6	—	(.6)	.6
Adjusted Non-GAAP gross margin	63.4%	63.5%	62.6%	(.1)	.9

Selling, general and administrative expenses as a % of total revenue	53.4%	52.9%	52.7%	.5	.2
CTI restructuring	(.3)	(.7)	(1.6)	.4	.9
Venezuelan special items	—	(.1)	—	.1	(.1)
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	53.1%	52.2%	51.0%	.9	1.2

Operating profit	$854.6	$1,073.1	$1,005.6	(20)%	7%
CTI restructuring	40.0	80.7	171.0
Impairment charge	263.0	—	—
Venezuelan special items	—	79.5	—
Adjusted Non-GAAP operating profit	$1,157.6	$1,233.3	$1,176.6	(6)%	5%

Operating margin	7.6%	9.9%	9.9%	(2.3)	—
CTI restructuring	.4	.7	1.7	(.3)	(1.0)
Impairment charge	2.3	—	—	2.3	—
Venezuelan special items	—	.7	—	(.7)	.7
Adjusted Non-GAAP operating margin	10.3%	11.4%	11.5%	(1.1)	(.1)

Effective tax rate	29.1%	37.0%	32.2%	(7.9)	4.8
CTI restructuring	.1	.3	(2.2)	(.2)	2.5
Impairment charge	2.0	—	—	2.0	—
Venezuelan special items	—	(5.6)	—	5.6	(5.6)
Adjusted Non-GAAP effective tax rate	31.3%	31.8%	30.0%	(.5)	1.8

Units sold				(2)%	1%
Active Representatives				(1)%	4%
Amounts in the table above may not necessarily sum because the computations are made independently.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

Total Revenue
Total revenue in 2011 increased 4%, with favorable foreign exchange contributing 3 points to the revenue increase. Constant $ revenues increased 1%. Active Representatives decreased 1%.
On a category basis, the increase in revenue during 2011 was primarily driven by an increase of 5% in Beauty sales, with increases in all sub-categories of Beauty. Within the Beauty category, fragrance increased 7%, color cosmetics increased 5%, personal care increased 4%, and skincare increased 3%. Fashion sales decreased 1% and Home sales increased 1%. On a Constant $ basis, the Beauty category increased 2%. Within the Beauty category, on a Constant $ basis, sales of fragrance increased 5%, color cosmetics increased 2%, personal care increased 1%, while skincare sales were flat. Constant $ sales of Fashion decreased 3%. We acquired Silpada at the end of July 2010. Inclusion of Silpada's results for July 2011 benefited the Fashion Constant $ growth rate by 5 points, as the similar period's results were not included in our 2010 financial results ("unmatched period"). Constant $ sales of Home decreased 2%.
As noted previously in our Overview section, our revenue performance, primarily in the latter part of 2011 was negatively impacted by weaker macro-economic conditions. In Brazil, our largest market, lower than normal service levels were further impacted by the implementation of an ERP system during the second half of the year, which weakened results. Additionally, slowing Beauty category market growth pressured Brazil's results in the second half of 2011. During the latter part of 2011, we believe Russia's performance was also impacted by weak trends in the Beauty category market in that country.
During 2010, total revenues increased 6% from 2009, favorably impacted by growth in Active Representatives. Constant $ revenues also increased 6%. Acquisitions of Silpada in late July and Liz Earle in late March contributed approximately 1 point to revenue growth. Active Representatives increased 4% in 2010.
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
Strong revenue performance during the first half of 2010 was offset by a slowdown in revenue growth during the second half of the year. Our second half of 2010 revenue growth was negatively impacted by a slowdown in two of our largest markets, Brazil and Russia. Brazil’s moderated performance in the second half of 2010 was primarily caused by service disruptions resulting in shorting of products. The mid-year implementation of government mandated e-invoicing exacerbated our legacy order processing systems and capacity which had also been pressured by a significant increase in order scale in recent years. Russia’s performance in the second half of 2010 was primarily a result of slowing field growth due to weak incentives. Increases in social benefit taxes levied against certain Representatives exacerbated the slowdown in field growth. The increased taxes disproportionately reduced new and developing Representatives’ earnings, which reduced their motivation to recruit. In Russia, weaker color and skincare performance negatively impacted growth in the second half of 2010.
For additional discussion of the changes in revenue by segment, see the “Segment Review” section of this MD&A.
Gross Margin
Gross margin for 2011 increased by .5 points as compared to 2010, primarily due to the negative impact of the Venezuelan special items in 2010. On a Non-GAAP basis, excluding the impact of the CTI restructuring and the Venezuelan special items, gross margin decreased .1 points, as the negative impact of rising product costs was partially offset by pricing benefits and favorable foreign currency.
Gross margin for 2010 increased by .3 points as compared to 2009. On a Non-GAAP basis, excluding the impact of the CTI restructuring and the Venezuelan special items, gross margin improved .9 points, reflecting benefits from manufacturing productivity gains, which include benefits from the Strategic Sourcing Initiative ("SSI"), and the favorable impact of foreign exchange transactions. SSI was an initiative that shifted our purchasing strategy towards a globally-coordinated one, which leveraged volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2011 increased $277.0 as compared to 2010. This increase is primarily due to our continued investing in RVP, as well as higher distribution costs and bad debt expense. We invested approximately $121.0 incrementally in our RVP during 2011, by continued implementation of our Sales Leadership program and higher incentives. Selling, general and administrative expenses during 2011, benefited from lower expenses associated with employee incentive compensation plans.

On an Adjusted Non-GAAP basis, excluding the impact of CTI restructuring and the Venezuelan special items, as a percentage of revenue, selling, general and administrative expenses during 2011, increased by 90 basis points, as higher RVP, distribution costs and bad debt expense were partially offset by lower advertising. Dual distribution costs attributable to the transition to the new facilities in Brazil and Colombia negatively impacted selling, general and administrative expenses during 2011 as compared to 2010.
Selling, general and administrative expenses for 2010 increased $374.3 as compared to 2009. The increase was primarily due to: higher advertising and RVP costs; significant professional and related fees associated with the FCPA investigation and compliance reviews described in Note 16, Contingencies, to our 2011 Annual Report of approximately $95 (up approximately $59 from 2009); and higher volume related costs, such as distribution costs, partially offset by lower CTI from our restructuring initiatives. On an Adjusted Non-GAAP basis, excluding the impact of CTI restructuring and the Venezuelan special items, as a percentage of revenue, selling, general and administrative expenses during 2010, increased by 1.2 points as compared to 2009, due to higher advertising and RVP costs and the significant professional and related fees associated with the FCPA matters.
Impairment of Goodwill and Intangible Asset
During 2011 we recorded a non-cash impairment charge of $263.0 for goodwill and an indefinite-lived intangible asset associated with Silpada. Refer to Note 17, Goodwill and Intangible Assets, to our 2011 Annual Report for more details.
See the “Segment Review” section of MD&A for additional information related to changes in operating margin by segment.
Other Expenses
Interest expense during 2011 increased by 7% as compared to 2010, primarily due to higher outstanding debt balances. Interest expense decreased by 17% in 2010 as compared to 2009 due to lower interest rates. At December 31, 2011 and 2010, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.
Interest income increased in 2011 as compared to 2010 due to higher average cash balances and higher interest rates. Interest income decreased in 2010 as compared to 2009, primarily due to lower interest rates.
Other expense, net for 2011, as compared to 2010 decreased primarily due to a $46.1 negative impact in 2010 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting which occurred in 2010, partially offset by higher foreign exchange losses in 2011. Other expense, net for 2010 was higher than during 2009 as a result of the $46.1 Venezuelan currency devaluation. Refer to the Latin America segment review for a further discussion of the Venezuelan currency.
Effective Tax Rate
The effective tax rate for 2011 was 29.1%, compared to 37.0% for 2010 and 32.2% for 2009.
The effective tax rate for 2011 included tax benefits from audit settlements and statute expirations, which favorably impacted the tax rate by 3.1 points. In addition, the 2011 tax rate was favorably impacted by 2.0 points from the tax benefit on the impairment charge associated with our Silpada business.
The effective tax rate for 2010 was unfavorably impacted by 5.6 points due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America Segment review, partially offset by 2.1 points associated with benefits from audit settlements and statute expirations.
The effective tax rate for 2009 was unfavorably impacted by 3.4 points from the establishment of a valuation allowance against certain deferred tax assets primarily as a result of restructuring activities, partially offset by 2.1 points from a reduction in a foreign tax liability. In addition, the 2009 tax rate benefited by 2.0 points from the establishment of deferred taxes on certain inflationary adjustments that, beginning in 2010, are no longer recorded under highly inflationary accounting. The 2009 tax rate also included higher tax costs associated with the repatriation of earnings, offset by favorable changes in the earnings mix of international subsidiaries.
With respect to 2012, we have decided to not indefinitely reinvest any current year earnings of our foreign subsidiaries and, accordingly, the 2012 effective tax rate will be negatively impacted.

Segment Review
Beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, Asia Pacific amounts include the results of China for all periods presented. Below is an analysis of the key factors affecting revenue and operating profit by reportable segment for each of the years in the three-year period ended December 31, 2011.

Years ended December 31	2011		2010		2009
	Total Revenue	Operating Profit	Total Revenue	Operating Profit	Total Revenue	Operating Profit
Latin America	$5,116.0	$630.4	$4,589.5	$604.7	$4,103.2	$647.9
North America	2,110.4	(184.4)	2,244.0	155.9	2,293.4	110.4
Central & Eastern Europe	1,580.6	295.2	1,585.8	297.8	1,500.1	244.9
Western Europe, Middle East & Africa	1,542.2	183.7	1,462.1	176.5	1,277.8	84.2
Asia Pacific	942.4	81.4	981.4	82.6	1,030.7	81.7
Total from operations	11,291.6	1,006.3	10,862.8	1,317.5	10,205.2	1,169.1
Global and other expenses	—	(151.7)	—	(244.4)	—	(163.5)
Total	$11,291.6	$854.6	$10,862.8	$1,073.1	$10,205.2	$1,005.6
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

	2011	2010	% Change	2010	2009	% Change
Total global expenses	$651.1	$713.6	(9)%	$713.6	$577.3	24%
Allocated to segments	(499.4)	(469.2)	6%	(469.2)	(413.8)	13%
Net global expenses	$151.7	$244.4	(38)%	$244.4	$163.5	49%
Total Global expenses declined during 2011 from 2010 primarily due to lower expenses associated with management incentive programs, lower professional fees associated with acquisitions and divestitures, and lower costs to implement restructuring initiatives. Amounts allocated to segments increased in 2011 primarily due to an increase in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigation and compliance reviews described in Note 16, Contingencies, to the consolidated financial statements included herein, amounted to approximately $93.3 in 2011. While these fees are difficult to predict, they are expected to continue and may vary during the course of this investigation. These fees were not allocated to the segments. Please see Risk Factors and Note 16, Contingencies, to the consolidated financial statements included herein, for more information regarding the FCPA investigation and other related matters.
The increase in Net Global expenses for 2010 as compared to 2009, was primarily attributable to significant professional and related fees associated with the FCPA investigation and compliance reviews of approximately $95.3 (up approximately $59.0 from 2009). The increase in Net Global expenses for 2010 as compared to 2009 was also due to higher costs associated with global initiatives and costs associated with business acquisitions.

Latin America – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$5,116.0	$4,589.5	11%	8%
Operating profit	630.4	604.7	4%	(12)%
CTI restructuring	3.1	19.8
Venezuelan special items	—	79.5
Adjusted Non-GAAP operating profit	633.5	704.0	(10)%	(14)%

Operating margin	12.3%	13.2%	(0.9)	(2.8)
CTI restructuring	.1	.4
Venezuelan special items	—	1.7
Adjusted Non-GAAP operating margin	12.4%	15.3%	(2.9)	(3.1)

Units sold				2%
Active Representatives				3%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue during 2011 increased due to higher average order and growth in Active Representatives, as well as due to favorable foreign exchange. Average order benefited from the favorable impacts of pricing while Active Representatives growth benefited from continued investments in RVP. Revenue during 2011 grew 6% in Brazil and 17% in Mexico, with benefits from favorable foreign exchange. Constant $ revenue during 2011 benefited from continued growth in most markets, particularly from growth of 14% in Mexico. Constant $ revenue in Brazil was relatively flat. In Venezuela, revenue and Constant $ revenue during 2011 grew 28%. Additional information regarding our Venezuela operations is discussed in more detail below.

Brazil's performance during 2011 continued to be pressured by lower than normal service levels. In addition, lower than normal service levels were further impacted by the implementation of an ERP system during the second half of the year, which in turn has negatively impacted average order, Active Representatives, and revenue growth. Additionally, slowing Beauty category market growth pressured Brazil's results in the second half of 2011. While the implementation of the ERP system and transformation of the related processes may negatively impact service levels in the short-term, we expect the ERP system to help improve our service reliability over the long-term.
Constant $ revenue growth in Mexico during 2011, was driven by an increase in Active Representatives and a higher average order. Revenue growth during 2011 in Venezuela was the result of a higher average order primarily due to increased prices, primarily as a result of inflation.
The decrease in Adjusted Non-GAAP operating margin during 2011 was driven by a sharp decline in Brazil's operating margin. Brazil's 2011 operating margin was partially unfavorably impacted by inventory related charges primarily due to supply chain challenges, which negatively impacted Latin America's operating margin by .3 points. Additionally, Brazil's decline in operating margin was further caused by business disruptions and resulting investments in that market, as well as inflationary pressure on costs. Adjusted Non-GAAP operating margin in the region during 2011 was also negatively impacted by higher bad debt expense and higher distribution costs due to the transition to the new facilities in Brazil and Colombia. Operating margin during 2010, in Latin America was negatively impacted by the devaluation of the Venezuelan currency in conjunction with higher inflationary accounting as discussed further below.

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
As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 in “Other expense, net” and $12.7 in “income taxes”, for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at U.S. historic dollar cost subsequent to the devaluation. Therefore, the historic U.S. dollar costs impacted the income statement during 2010 at a disproportionate rate as they had not been devalued based on the new exchange rates. As a result of using the U.S. historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, operating profit during 2010 was negatively impacted by $79.5, for the difference between the historical cost at the previous official exchange rate of 2.15 and the current official exchange rate of 4.30. As there were no further devaluations, there was an immaterial impact on operating profit in 2011 from the 2010 Venezuelan currency devaluations.
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
At December 31, 2011, we had a net asset position of $183.4 associated with our operations in Venezuela, which included cash balances of approximately $195.8 of which approximately $193.4 was denominated in Bolívares remeasured at the December 31, 2011 official exchange rate and approximately $2.4 was denominated in U.S. dollars. Of the $183.4 net asset position, approximately $209.8 was associated with bolívar-denominated monetary net assets and deferred income taxes. Additionally, during 2011 Avon Venezuela’s revenue and operating profit represented approximately 4% of Avon’s consolidated revenue, 7% of Avon’s consolidated operating profit, and 5% of Avon's Non-GAAP operating profit.

During 2011, the exchange rate in the SITME market ranged within 5 to 6 Bolívares to the U.S. Dollar; however, as noted previously, access to U.S. Dollars in the SITME market is limited. To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued as of December 31, 2011, to a rate of 9.0 Bolívares to the U.S. dollar, or an approximate 52% devaluation, our results would be negatively impacted as follows:

•
As a result of the use of a further devalued exchange rate for the remeasurement of Avon Venezuela’s revenues and profits, Avon’s annualized consolidated revenues would likely be negatively impacted by approximately 2% and annualized consolidated operating profit would likely be negatively impacted by approximately 3% prospectively, assuming 2011's consolidated operating profit (without the Silpada impairment charge) and no operational improvements occurred to offset the negative impact of a further devaluation.

•
Avon’s consolidated operating profit during the first twelve months following the devaluation, in this example, would likely be negatively impacted by approximately 8%, assuming no offsetting operational improvements. The larger negative impact on operating profit during the first twelve months as compared to the prospective impact is caused by costs of nonmonetary assets being carried at historic dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate.

•
We would likely incur an immediate charge of approximately $86.1 ($80.2 in “Other expenses, net” and $5.9 in “Income taxes”) associated with the $209.8 of Bolívar-denominated monetary net assets and deferred income taxes.

During 2011, costs associated with acquiring goods that required settlement in U.S. dollars through the SITME markets in Venezuela included within operating profit were approximately $17.0. The amounts reported for costs associated with acquiring goods that required settlement in U.S. dollars through the parallel or SITME markets in Venezuela included within operating profit during 2010 were approximately $56. Additionally, if the exchange rate in the SITME market is further devalued, or an alternative source of exchange becomes available at an unfavorable rate beyond the SITME rate of 5.7 Bolívares to the U.S. Dollar, our results would be negatively impacted.

At December 31, 2011, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $131 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2011.

Latin America – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$4,589.5	$4,103.2	12%	13%
Operating profit	604.7	647.9	(7)%	6%
CTI restructuring	19.8	34.4
Venezuelan special items	79.5	—
Adjusted Non-GAAP operating profit	704.0	682.3	3%	4%

Operating margin	13.2%	15.8%	(2.6)	(1.0)
CTI restructuring	.4	.8
Venezuelan special items	1.7	—
Adjusted Non-GAAP operating margin	15.3%	16.6%	(1.3)	(1.4)

Units sold				5%
Active Representatives				8%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue during 2010 increased as compared to 2009 due to growth in Active Representatives, driven by continued investments in RVP, and a higher average order. Revenue during 2010 grew 20% in Brazil and 15% in Mexico, with benefits from favorable foreign exchange, while the impact of unfavorable foreign exchange drove a revenue decline of 27% in Venezuela during 2010. Constant $ revenue during 2010 benefited from continued growth in most markets, particularly from growth of 8% in Brazil, 8% in Mexico and 47% in Venezuela.
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
Operating margin declined during 2010 in Latin America due to the negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed previously. The decline in operating margin during 2010 caused by the Venezuelan special items was partially offset by benefits of .4 points from lower CTI restructuring. On an Adjusted Non-GAAP basis, excluding the Venezuelan special items and CTI restructuring, the decrease in operating margin in 2010 was primarily driven by higher distribution costs, increased investment in RVP and advertising, partially offset by the benefit of favorable foreign exchange.

North America – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$2,110.4	$2,244.0	(6)%	(6)%
Operating (loss) profit	(184.4)	155.9	(218)%	(219)%
CTI restructuring	24.7	41.3
Impairment charge	263.0	—
Adjusted Non-GAAP operating profit	103.3	197.2	(48)%	(49)%

Operating margin	(8.7)%	6.9%	(15.6)	(15.8)
CTI restructuring	1.2	1.8
Impairment charge	12.5	—
Adjusted Non-GAAP operating margin	4.9%	8.8%	(3.9)	(4.0)

Units sold				(10)%
Active Representatives				(8)%
Amounts in the table above may not necessarily sum because the computations are made independently.
North America consists largely of the U.S. business and includes the results of Silpada for the period since its acquisition at the end of July 2010. During 2011, Silpada's results have been included in the North America results for the entire year presented, whereas the results during 2010 include Silpada's results only since the end of July 2010. The inclusion of Silpada in our 2011 results for the unmatched period through July favorably impacted North America revenue growth by 4 points, operating profit growth by 6 points, Adjusted Non-GAAP operating profit growth by 1 point, and Adjusted Non-GAAP operating profit margin growth by .1 point.
The total revenue decline for 2011 was primarily due to a decline in Active Representatives. Sales of Beauty products decreased 6% during 2011, partly due to weakness in the beauty market. Sales of non-Beauty products declined 7% during 2011. The inclusion of Silpada in our 2011 results during the unmatched period through July contributed 10 points to non-Beauty growth rates during 2011.
In 2011, operating margin in North America was negatively impacted by an impairment charge of Silpada goodwill and an indefinite-lived intangible asset. See Note 17, Goodwill and Intangible Assets, to our 2011 Annual Report for a discussion regarding Silpada. On an Adjusted Non-GAAP basis, excluding the impairment charge and CTI restructuring, the decrease in operating margin was primarily driven by lower revenues while continuing to incur overhead expenses that do not vary directly with revenue, increased investment in RVP, and lower gross margin due to commodity cost pressures. Partially offsetting these negative impacts were lower advertising and improved bad debt. During 2011, operating margin benefited by .5 points due to a reduction in the estimated fair value of an earnout provision recorded in connection with the Silpada acquisition, as we revised our estimate of the earnout liability to be zero. In comparison, operating margin during 2010 benefited by .7 points due to the change in the fair value of the earnout provision from $26 at the date of acquisition to $11 at December 31, 2010.
Given that our results have been pressured, we have focused on our recovery plan, which has included enhancing our sales leadership model and optimizing our product portfolio. During the latter portion of the year, there has been positive reaction to our recalibration of the mix of Beauty and non-Beauty products and focus on Smart Value within Beauty, as part of the optimization of our product portfolio. We are continuing to focus on field transformation as we move to a stronger multi-level leadership structure, as well as simplifying and enhancing the earnings opportunity for Representatives. As we focus on field transformation and redistricting, we expect variability in our financial results through 2012.

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
The inclusion of Silpada's results during the latter portion of 2010 favorably impacted North America revenue growth by 5 points during 2010 as compared to 2009. Silpada also favorably impacted operating profit growth by 31 points during 2010 and favorably impacted Adjusted Non-GAAP operating profit growth by 23 points. As a result of the Silpada acquisition, units sold and Active Representatives for 2010 were each favorably impacted by 1 point.

The total revenue decline during 2010 was due to a decline in Active Representatives and a lower average order received from Representatives. The decline in Active Representatives for 2010 was largely due to a decline in additions compared with 2009’s record recruiting. This resulted in strong growth in Active Representatives during 2009 causing an unfavorable comparison in 2010. Sales of non-Beauty products decreased 1% during 2010, with Silpada offsetting the decline by 10 points. Sales of Beauty products decreased 4% during 2010, partly due to weakness in the beauty market.
The increase in North America operating margin and Adjusted Non-GAAP operating margin during 2010 was primarily driven by improvements in gross margin caused by favorable pricing and mix and manufacturing productivity gains and the inclusion of Silpada results, which benefited operating margin by 1.2 points during 2010, despite approximately $7 of amortization of intangible assets. These operating margin benefits were negatively impacted by lower revenues which were not able to offset overhead expenses, despite cost saving initiatives. The costs associated with completing the Silpada acquisition were recorded in global expenses and were not allocated to the North America segment. Included within the Silpada results was an operating margin benefit of .7 points due to a change in the estimated fair value of an earnout provision recorded in connection with the Silpada acquisition.

Central & Eastern Europe – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$1,580.6	$1,585.8	—%	(4)%
Operating profit	295.2	297.8	(1)%	(5)%
CTI restructuring	2.5	4.7
Adjusted Non-GAAP operating profit	297.7	302.5	(2)%	(6)%

Operating margin	18.7%	18.8%	(.1)	(.3)
CTI restructuring	.2	.3
Adjusted Non-GAAP operating margin	18.8%	19.1%	(.3)	(.4)

Units sold				(6)%
Active Representatives				(2)%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue during 2011 was flat primarily due to declines in Active Representatives as well as average order, due to macro-economic pressures in the region. These declines were offset by favorable foreign exchange. During 2011 revenue in Russia declined 1%. On a Constant $ basis, revenue declined 4% in Russia for 2011 due to declines in average order as well as Active

Representatives. During the latter part of 2011, we believe Russia's performance was also impacted by weak trends in the Beauty category market in that country.

On an Adjusted Non-GAAP basis, operating margin decreased in 2011 as improved gross margin was offset by higher distribution costs and the unfavorable impact of lower revenues while continuing to incur overhead expenses that do not vary directly with revenue. Increased investments in RVP was offset by lower advertising. RVP investment increased in 2011 in part to address the increased social benefit taxes levied against certain Representatives beginning in 2010.
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
Total revenue during 2010 increased compared to 2009 due to growth in Active Representatives and a higher average order, as well as favorable foreign exchange. The region’s revenue benefited from growth of 11% in Russia, due partially to favorable foreign exchange. During 2010, Constant $ revenue in Russia increased by 7% due to a growth in Active Representatives and a higher average order. Russia’s revenue grew 26% in the first half of 2010, but was flat during the second half, with Constant $ growth rates of 14% in the first half and 2% in the second half. Russia’s performance in the second half of 2010 was primarily a result of slowing field growth due to weak incentives. Increases in social benefit taxes levied against certain Representatives exacerbated the slowdown in field growth. The increased taxes disproportionately reduced new and developing Representatives’ earnings, which reduced their motivation to recruit. In Russia, weaker color and skincare performance negatively impacted revenue growth in the second half of 2010. During the first quarter of 2011, we launched a new sales leadership compensation plan to help offset the tax burden on these Representatives.
During 2010, operating margin benefited by 1.7 points due to lower CTI restructuring compared to the prior year. On an Adjusted Non-GAAP basis, the increase in operating margin during 2010 was primarily driven by the benefit of leverage from higher revenues with fixed overhead expenses, partially offset by a lower gross margin.
Western Europe, Middle East & Africa – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$1,542.2	$1,462.1	5%	5%
Operating profit	183.7	176.5	4%	2%
CTI restructuring	2.8	1.6
Adjusted Non-GAAP operating profit	186.5	178.1	5%	3%

Operating margin	11.9%	12.1%	(.2)	(.3)
CTI restructuring	.2	.1
Adjusted Non-GAAP operating margin	12.1%	12.2%	(.1)	(.2)

Units sold				1%
Active Representatives				4%
Amounts in the table above may not necessarily sum because the computations are made independently.

Total revenue during 2011 increased primarily as a result of an increase in Active Representatives. The region's revenue growth for 2011 was primarily due to significant growth in South Africa, partially offset by a revenue decline in the United Kingdom. Additionally, total revenue in 2011 was favorably impacted by approximately 1 point due to a benefit to the United Kingdom's revenue resulting from the settlement of a long time dispute associated with an estimated Value Added Tax ("VAT") liability which was initially recognized as a reduction to revenue. The region experienced Constant $ growth through the first nine months of 2011 but saw declines in the fourth quarter, partly due to the negative impact of the continued difficult economic environment on Fashion and Home sales. The inclusion of Liz Earle in our 2011 results for the unmatched period through March favorably impacted the region's revenue growth by 1 point.
During 2011, revenue in South Africa increased 31%, partially benefiting from favorable foreign exchange. On a Constant $ basis, revenue in South Africa increased 29%, due to growth in Active Representatives. During 2011, revenue in Turkey declined 5%, due to unfavorable foreign exchange, while on a Constant $ basis Turkey grew 5%, due to growth in Active Representatives and higher average order. In the United Kingdom, revenue declined by 1% in 2011 including benefits from favorable foreign exchange as well as the VAT settlement. On a Constant $ basis, revenue in the United Kingdom in 2011 declined by 4%, primarily due to a decline in Active Representatives and lower average order, partially offset by the VAT settlement, which benefited Constant $ growth rates by 4 points.
The decreases in operating margin and Adjusted Non-GAAP operating margin in 2011, were primarily driven by a decline in gross margin due to higher commodity costs and the negative impact from foreign exchange, partially offset by the favorable impact of the revenue associated with the VAT settlement and reduced overhead spending.
Western Europe, Middle East & Africa – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$	Constant $
Total revenue	$1,462.1	$1,277.8	14%	15%
Operating profit	176.5	84.2	110%	107%
CTI restructuring	1.6	31.0
Adjusted Non-GAAP operating profit	178.1	115.2	55%	56%

Operating margin	12.1%	6.6%	5.5	5.5
CTI restructuring	.1	2.4
Adjusted Non-CAAP operating margin	12.2%	9.0%	3.2	3.2

Units sold				12%
Active Representatives				12%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue during 2010 primarily increased as compared to 2009 as a result of an increase in Active Representatives. The region’s revenue growth during 2010 was primarily due to significant growth in South Africa and Turkey, as well as the acquisition of Liz Earle, which contributed approximately 3 points to revenue growth in 2010. During 2010, revenue increased 17% in Turkey and Constant $ revenue increased 15% in Turkey, due primarily to strong growth in Active Representatives, driven by continued investments in RVP. During 2010, revenue increased 82% in South Africa, partially benefiting from favorable foreign exchange. Constant $ revenue growth of 64% during 2010 in South Africa was primarily attributable to strong growth in Active Representatives, driven by investments in RVP, and the expansion of our geographic reach in the country. During 2010, revenue increased by 1% in the United Kingdom, while Constant $ revenue increased by 3% due to a growth in Active Representatives, partially offset by a lower average order.
During 2010, operating margin benefited by 2.3 points due to lower CTI restructuring compared to the prior year. On an Adjusted Non-GAAP basis, excluding CTI restructuring, the increase in operating margin during 2010 was primarily driven by improvements in gross margin, driven by improved manufacturing productivity, including the benefits of SSI.

Asia Pacific – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$942.4	$981.4	(4)%	(9)%
Operating profit	81.4	82.6	(1)%	(13)%
CTI restructuring	(0.3)	(0.3)
Adjusted Non-GAAP operating profit	81.1	82.3	(1)%	(13)%

Operating margin	8.6%	8.4%	.2	(.3)
CTI restructuring	—	—
Adjusted Non-GAAP operating margin	8.6%	8.4%	.2	(.3)

Units sold				(9)%
Active Representatives				(11)%
Amounts in the table above may not necessarily sum because the computations are made independently.
Beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, Asia Pacific amounts include the results of China for all periods presented. In addition, the region's results for all periods exclude Japan, which was sold in 2010 and classified as a discontinued operation.

Total revenue during 2011 declined primarily due to a decrease in Active Representatives, partially offset by favorable foreign exchange. Revenue grew 3% in the Philippines during 2011, benefiting from favorable foreign exchange. Constant $ revenue in the Philippines declined 1% in 2011 reflecting increased competitive activity. The region's results were negatively impacted by a continued decline in skincare sales during 2011.
Revenue declined 20% in China during 2011, or 24% in Constant $. In 2011, we continued the rollout of service centers to support direct selling. As we continue to transition towards direct selling, we are focused on improving the productivity of Representatives.

Adjusted Non-GAAP operating margin increased during 2011, primarily due to lower advertising costs, as well as favorable foreign exchange. The favorable impact of these items was partially offset by lower gross margin and higher RVP spending. With regards to gross margin, while favorable pricing offset higher commodity costs, gross margin declined due to adverse product mix.

Asia Pacific – 2010 Compared to 2009

			%/Point Change
	2010	2009	US$		Constant $
Total revenue	$981.4	$1,030.7	(5)%	—	(10)%
Operating profit	82.6	81.7	1%		(11)%
CTI restructuring	(0.3)	20.4
Adjusted Non-GAAP operating profit	82.3	102.1	(19)%		(28)%

Operating margin	8.4%	7.9%	.5		(.1)
CTI restructuring	—	2.0
Adjusted Non-GAAP operating margin	8.4%	9.9%	(1.5)		(2.0)

Units sold					(13)%
Active Representatives					(7)%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue during 2010 decreased primarily due to a decrease in Active Representatives and lower average order, partially offset by favorable foreign exchange. Revenue grew 15% during 2010 in the Philippines, benefiting partially from favorable foreign exchange. Constant $ revenue during 2010 in the Philippines increased by 10% driven by growth in Active
Representatives, which was supported by RVP initiatives, offset by a lower average order. The region’s results were negatively impacted by a decline in skincare sales during 2010.

Revenue declined 35%, or 36% in Constant $, in China due to significant revenue declines in both direct-selling and Beauty Boutiques. The fundamental challenges in our complex hybrid business model, including conflicting needs of retail and direct-selling, impacted both businesses. Our continued transition away from our complex hybrid business model in China to one which focuses on direct selling and updating our service center model includes a realigned field compensation structure and recalibrated merchandising and campaign management strategies to support direct-selling.
During 2010, operating margin benefited by 2.0 points due to lower CTI restructuring compared to the prior year. This benefit was partially offset by an unfavorable change in operating margin in China that was primarily driven by significantly lower revenues. On an Adjusted Non-GAAP basis, excluding CTI restructuring, operating margin during 2010 declined due to the lower revenues in China. Partially offsetting this decline was improved gross margin in other markets in the region, which benefited from lower product costs and favorable foreign exchange, which benefited gross margin by approximately 1 point, partially offset by an increased investment in RVP.

Liquidity And Capital Resources
Our principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under lines of credit, public offerings of notes, and a private placement. As disclosed in the Latin America Segment Review, at December 31, 2011, we held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $193 when translated at the official exchange rate. Currency restrictions enacted by the Venezuelan government have impacted our ability to repatriate dividends and royalties from our Venezuelan operations on a timely basis. We currently believe that existing cash outside of Venezuela, as well as cash to be generated from operations outside of Venezuela along with available sources of public and private financing are adequate to meet the Company’s anticipated requirements for general corporate needs. Substantially all of our cash and cash equivalents are held outside of the U.S., as it relates to undistributed earnings of certain foreign subsidiaries, a portion of which we intend to reinvest indefinitely in our foreign subsidiaries. If these indefinitely reinvested earnings were distributed to the U.S. parent as dividends, we may be subject to additional taxes. With respect to 2012, we have decided to not indefinitely reinvest any current year earnings of our foreign subsidiaries.
We may, from time to time, seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, derivative instruments or otherwise. During 2011, we repurchased approximately .4 million shares of our common stock for an aggregate purchase price of approximately $7.7. During 2010, we repurchased approximately .4 million shares of our common stock for an aggregate purchase price of approximately $14.1.
Retirements of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations, acquisitions or to meet our other liquidity needs.
In July 2010, Avon completed the purchase of substantially all the assets and liabilities of Silpada for approximately $650 in cash. The acquisition was funded with cash and commercial paper borrowings. Refer to Note 17, Goodwill and Intangible Assets, to our 2011 Annual Report for more details.
Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods.

Our liquidity could also be impacted by dividends, capital expenditures, acquisitions, and certain contingencies described more fully in Note 16, Contingencies, to the consolidated financial statements included herein. At any given time, we may be in discussions and negotiations with potential acquisition candidates. Acquisitions may be accretive or dilutive and by their nature involve numerous risks and uncertainties. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
Balance Sheet Data

	2011	2010
Cash and cash equivalents	$1,245.1	$1,179.9
Total debt	3,308.4	3,136.2
Working capital	1,207.8	1,228.0

Cash Flows

	2011	2010	2009
Net cash from continuing operating activities	$655.8	$689.0	$754.7
Net cash from continuing investing activities	(267.7)	(1,095.7)	(218.3)
Net cash from continuing financing activities	(284.5)	234.7	(361.2)
Effect of exchange rate changes on cash and equivalents	(37.2)	(33.7)	5.6
Net Cash from Continuing Operating Activities
Net cash provided from continuing operating activities during 2011 was $33.2 lower than 2010. Operating cash flow during 2011 was negatively impacted by a $75.0 contribution to the U.S. pension plan, a payment associated with a long-term incentive compensation plan of approximately $36, and higher payments associated with CTI restructuring. Partially offsetting these unfavorable comparisons were higher cash related net income and the higher recovery of value added taxes in Brazil.
Net cash provided from continuing operating activities during 2010 was $65.7 lower than 2009, primarily due to both higher inventories resulting from lower-than-expected sales and the negative impacts of timing of restructuring payments. Offsetting these unfavorable comparisons are the recovery of value added taxes in Brazil.
Inventory levels increased during 2011, to $1,161.3 at December 31, 2011, from $1,152.9 at December 31, 2010, primarily reflecting the benefit of favorable foreign exchange offset by the adverse impact of the ERP implementation in Brazil and lower-than-expected sales. New inventory life cycle management processes leveraged with initiatives such as ERP implementation and the Sales and Operations Planning process are expected to improve inventory levels in the long-term. Inventory days are down 2 days in 2011 as compared to 2010, due to the benefit of favorable foreign exchange offset by the adverse impact of the ERP implementation in Brazil and lower-than-expected sales.
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 12, Employee Benefit Plans to our 2011 Annual Report). Our funding policy for these plans is based on legal requirements and cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Estimates”). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $40 to $45 to our U.S. pension plans and in the range of $40 to $45 to our international pension plans during 2012.
Net Cash from Continuing Investing Activities
Net cash used by continuing investing activities during 2011 was $828.0 lower than during 2010, primarily due to the acquisitions of Silpada and Liz Earle in 2010, as well as lower capital expenditures. Net cash used by continuing investing activities during 2010 was $877.4 higher than during 2009, primarily due to the acquisitions of Silpada and Liz Earle. In addition during the first half of 2009, we redeemed certain corporate-owned life insurance policies.
Capital expenditures during 2011 were $276.7 compared with $331.2 in 2010, as 2010 included higher investment associated with new distribution facilities in Latin America. Capital expenditures during 2010 were $331.2 compared with $296.3 in 2009 due to higher information technology expenditures in Latin America. Capital expenditures in 2012 are currently expected to be approximately $260 to $290 and will be funded by cash from operations.

Net Cash from Continuing Financing Activities
Net cash used by continuing financing activities of $284.5 during 2011 compared unfavorably to cash provided by continuing financing activities of $234.7 during 2010 primarily due to the issuance of debt in 2010 to partially finance the Silpada acquisition.
Net cash provided by continuing financing activities of $234.7 during 2010 compared favorably to cash used by continuing financing activities of $361.2 during 2009 primarily due to the issuance of debt in 2010 to partially finance the Silpada acquisition.
We purchased approximately .4 million shares of our common stock for $7.7 during 2011, as compared to .4 million shares of our common stock for $14.1 during 2010 and .4 million shares for $8.6 during 2009, under our previously announced share repurchase programs and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units. In October 2007, the Board of Directors authorized the repurchase of $2 billion of our common stock over a five-year period, which began in December 2007.

We increased our quarterly dividend payments to $.23 per share in 2011 from $.22 per share in 2010.
Debt and Contractual Financial Obligations and Commitments
At December 31, 2011, our debt and contractual financial obligations and commitments by due dates were as follows:

	2012	2013	2014	2015	2016	2017 and Beyond	Total
Short-term debt	$832.6	$—	$—	$—	$—	$—	$832.6
Long-term debt	—	375.0	500.0	142.0	—	1,243.0	2,260.0
Capital lease obligations	16.7	9.8	9.1	6.5	5.9	29.3	77.3
Total debt	849.3	384.8	509.1	148.5	5.9	1,272.3	3,169.9
Debt-related interest	115.9	101.8	74.0	68.8	65.2	66.3	492.0
Total debt-related	965.2	486.6	583.1	217.3	71.1	1,338.6	3,661.9
Operating leases	105.0	92.2	79.6	68.9	52.5	146.1	544.3
Purchase obligations	344.6	154.4	126.1	115.3	120.4	5.7	866.5
Benefit obligations(1)	86.0	10.8	10.4	8.8	9.3	80.7	206.0
Total debt and contractual financial obligations and commitments(2)	$1,500.8	$744.0	$799.2	$410.3	$253.3	$1,571.1	$5,278.7

(1)
Amounts represent expected future benefit payments for our unfunded pension and postretirement benefit plans, as well as expected contributions for 2012 to our funded pension benefit plans. We are not able to estimate our contributions to our funded pension plans beyond 2012.

(2)
The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature. The table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. At December 31, 2011, our reserves for income taxes, including interest and penalties, totaled $41.8.

See Note 5, Debt and Other Financing, and Note 14, Leases and Commitments, to our 2011 Annual Report for further information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 15, Restructuring Initiatives, we have a remaining liability of $73.9 at December 31, 2011, associated with the restructuring charges recorded to date under the 2005 and 2009 Restructuring Programs, and we also expect to record additional restructuring charges of $7.5 in future periods to implement the actions approved to date. The significant majority of these liabilities will require cash payments during 2012.

Off Balance Sheet Arrangements
At December 31, 2011, we had no material off-balance-sheet arrangements.

Capital Resources
We maintain a three-year, $1 billion revolving credit and competitive advance facility, which expires in November 2013. Borrowings under the credit facility bear interest at a rate per annum, which are either based on LIBOR or a floating base rate plus an applicable margin. The credit facility contains various covenants, including a financial covenant that requires our interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. The credit facility may be used for general corporate purposes. At December 31, 2011, there were no amounts outstanding under the credit facility.
We also maintain a $1 billion commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our three-year credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the three-year credit facility. At December 31, 2011, there was $709.0 outstanding under this program. For more information regarding risks associated with our ability to access certain debt markets, including the commercial paper market, see “Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business and our access to liquidity and capital” included in Item 1A herein.
In November 2010, we issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $142.0 principal amount of 2.60% Senior Notes, Series A, due November 23, 2015, $290.0 principal amount of 4.03% Senior Notes, Series B, due November 23, 2020, and $103.0 principal amount of 4.18% Senior Notes, Series C, due November 23, 2022. The Notes are senior unsecured obligations of the Company, rank equal in right of payment with all other senior unsecured indebtedness of the Company, and are unconditionally guaranteed by one of the Company’s wholly-owned subsidiaries. The Notes require the Company to comply with an interest coverage ratio and contain customary default provisions, including cross-default provisions. The proceeds from the sale of the Notes were used to repay existing debt and for general corporate purposes.
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
At December 31, 2011, we were in compliance with all covenants in our indentures and our note purchase agreement. Such indentures and note purchase agreement do not contain any rating downgrade triggers that would accelerate the maturity of our debt. We would be required to make an offer to repurchase the notes described above at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, in the event of a change in control involving us and a corresponding ratings downgrade to below investment grade. We also have outstanding $250.0 principal amount of 4.20% Notes, due July 15, 2018 and $125.0 principal amount of 4.625% Notes, due May 15, 2013. Additionally, we had $500.0 principal amount of 5.125% Notes, due in January 2011, outstanding at December 31, 2010, which has subsequently been repaid primarily with the use of commercial paper. Please refer to Note 5, Debt and Other Financing, to our 2011 Annual Report for more details.
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
Interest Rate Risk
We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At December 31, 2011 and 2010, we held interest rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was 82% at December 31, 2011, and 81% at December 31, 2010.
Our long-term borrowings and interest rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2011, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, approximately 83% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is the local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments to fund ongoing activities. At December 31, 2011, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvnia and Venezuelan bolívar.
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
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2011, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2011, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $159.2 at December 31, 2011. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.
See Note 8, Financial Instruments and Risk Management, to our 2011 Annual Report for further information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2011, was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2011 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011. Their report is included on page F-2 of our 2011 Annual Report.
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
We completed implementation in certain significant markets and will continue to roll-out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were tested for effectiveness prior to and concurrent with the implementation in these countries. We concluded, as part of our evaluation described in the above paragraph, that the implementation of ERP in these countries is not reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Information regarding directors is incorporated by reference to the “Proposal 1 - Election of Directors” and “Information Concerning the Board of Directors” sections of our proxy statement for the 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2012 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2012 Proxy Statement.
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
Audit Committee; Audit Committee Financial Expert
This information is incorporated by reference to the “Information Concerning the Board of Directors” section of our 2012 Proxy Statement.
Material Changes in Nominating Procedures
This information is incorporated by reference to the “Information Concerning the Board of Directors” section of our 2012 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to the “Information Concerning the Board of Directors,” “Executive Compensation” and “Director Compensation” sections of our 2012 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the “Equity Compensation Plan Information” and “Ownership of Shares” sections of our 2012 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to the “Information Concerning the Board of Directors” and “Transactions with Related Persons” sections of our 2012 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to the “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” section of our 2012 Proxy Statement.

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
2.1
Asset Purchase Agreement, dated as of July 9, 2010, by and among Avon Products, Inc., SD Acquisition LLC, Silpada Designs, Inc., the stockholders of Silpada Designs, Inc., and Gerald A. Kelly, Jr., solely in his capacity as representative of Silpada Designs, Inc. and the stockholders of Silpada Designs, Inc. (incorporated by reference to Exhibit 2.1 to Avon's Current Report on Form 8-K filed on July 12, 2010).

3.1
Restated Certificate of Incorporation, filed with the Secretary of State of the State of New York on May 5, 2011 (incorporated by reference to Exhibit 3.1 to Avon's Current Report on Form 8-K filed on May 10, 2011).

3.2	By-laws of Avon, as amended, effective May 5, 2011 (incorporated by reference to Exhibit 3.2 to Avon's Current Report on Form 8-K filed on May 10, 2011).
4.1
Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JPMorgan Chase Bank, as Trustee, relating to Avon's $125.0 aggregate principal amount of 4.625% Notes due 2013, $250.0 aggregate principal amount of 4.20% Notes due 2018 and $500.0 aggregate principal amount of Avon's 5.125% Notes due 2011 (incorporated by reference to Exhibit 4.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2
First Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 4.800% Notes due 2013 are issued (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on March 4, 2008).

4.3
Second Supplemental Indenture, dated as of March 3, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, pursuant to which the 5.750% Notes due 2018 are issued (incorporated by reference to Exhibit 4.2 to Avon's Current Report on Form 8-K filed on March 4, 2008).

4.4
Indenture, dated as of February 27, 2008, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.5 to Avon's Current Report on Form 8-K filed on March 4, 2008).

4.5
Third Supplemental Indenture, dated as of March 2, 2009, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 5.625% Notes due 2014 (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on March 2, 2009).

4.6
Fourth Supplemental Indenture, dated as of March 2, 2009, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 6.500% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Avon's Current Report on Form 8-K filed on March 2, 2009).

10.1*	Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Appendix A to Avon's Proxy Statement as filed on March 27, 2000).
10.2*
Amendment of the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Avon's Annual Report on Form 10-K for the year ended December 31, 2002).

10.3*
Second Amendment to the Avon Products, Inc. Year 2000 Stock Incentive Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.4*
Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5*
Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to Avon's Annual Report on Form 10-K for the year ended December 31, 2005).

10.6*
Form of Revised U.S. Stock Option Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon's Current Report on Form 8-K filed on March 8, 2005).

10.7*
Form of Revised U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon's Current Report on Form 8-K filed on March 8, 2005).

10.8*	Avon Products, Inc. 2005 Stock Incentive Plan approved by stockholders on May 5, 2005 (incorporated by reference to Appendix G to Avon's Proxy Statement filed on May 5, 2005).
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

10.11*
Third Amendment to the Avon Products, Inc. 2005 Stock Incentive Plan, dated October 2, 2008 (incorporated by reference to Exhibit 10.14 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.12*
Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon's Current Report on Form 8-K filed on September 6, 2005).

10.13*
Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon's Current Report on Form 8-K filed on September 6, 2005).

10.14*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on February 7, 2008).

10.15*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on February 7, 2008).

10.16*	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to Avon's Proxy Statement as filed on March 25, 2010).
10.17*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on May 24, 2010).
10.18*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on May 24, 2010).

10.19*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon's Current Report on Form 8-K filed on May 24, 2010).

10.20*
Form of Performance Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on March 8, 2011).

10.21*	Form of Performance Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan.
10.22*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on March 8, 2011).

10.23*
Supplemental Executive Retirement Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.24*
Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to Avon's Annual Report on Form 10-K for the year ended December 31, 2007).

10.25*
First Amendment, dated as of December 7, 2010, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008. (incorporated by reference to Exhibit 10.22 to Avon's Annual Report on Form 10-K for the year ended December 31, 2010).

10.26*
Second Amendment, dated March 2, 2011, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.27*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.28*
Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.29*	Avon Products, Inc. 2008-2012 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on March 11, 2008).
10.30*
First Amendment, dated March 2, 2011, to the Avon Products, Inc. 2008-2012 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.31*
Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.26 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.32*	First Amendment, dated as of December 13, 2010, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009.
10.33*
Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust (incorporated by reference to Exhibit 10.12 to Avon's Annual Report on Form 10-K for the year ended December 31, 2004).

10.34*	Amendment to Trust Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.28 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).
10.35*	Amended and Restated Employment Agreement with Andrea Jung, dated December 5, 2008 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on December 8, 2008).
10.36*
Employment Offer Letter Agreement, dated as of November 13, 2005, between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K/A filed on November 16, 2005).

10.37*
Amendment to Employment Offer Letter Agreement, effective as of December 3, 2008 between Avon and Charles W. Cramb (incorporated by reference to Exhibit 10.34 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.38*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on March 31, 2006).

10.39*
Employment Offer Letter Agreement, dated as of November 18, 2005, between Avon and Charles Herington (incorporated by reference to Exhibit 10.37 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.40*
Amendment to Employment Offer Letter Agreement, effective as of November 24, 2008 between Avon and Charles Herington (incorporated by reference to Exhibit 10.38 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.41*
Employment Offer Letter Agreement, dated as of February 1, 2008, between Avon and Kim Rucker (incorporated by reference to Exhibit 10.37 to Avon's Annual Report on Form 10-K for the year ended December 31, 2009).

10.42*
Supplemental Life Plan of Avon Products, Inc., amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.48 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.43*
Pre-1990 Supplemental Life Plan of Avon Products, Inc., amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.49 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).

10.44*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon's Annual Report on Form 10-K for the year ended December 31, 2008).
10.45*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on March 17, 2010).
10.46*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on March 17, 2010).
10.47*
Avon Products, Inc. Long Term Incentive Cash Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.48*
Avon Products, Inc. 2011 Transition Incentive Cash Program, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.49*
Avon Products, Inc. 2011-2012 Transition Incentive Cash Program, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.50*
Employment Offer Letter Agreement, dated as of May 18, 2011, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.51*	Amendment to Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Kimberly Ross.
10.52*	Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Fernando Acosta.
10.53*	Employment Offer Letter Agreement, dated as of December 27, 2007, between Avon Products, Inc. and Donagh Herlihy.
10.54
Employment Agreement, by and between Avon Products, Inc. and Andrea Jung, dated as of December 13, 2011, (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on December 16, 2011).

10.55	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on September 6, 2005).
10.56
Revolving Credit and Competitive Advance Facility Agreement, dated as of November 2, 2010, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on November 5, 2010).

10.57
Note Purchase Agreement, dated as of November 23, 2010, among the Company and the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on November 29, 2010).

10.58
Credit Agreement, dated as of December 14, 2010, among Avon Products, Inc., Avon Capital Corporation and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on December 17, 2010).

21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Notes to Consolidated Financial Statements and (vi) Schedule of Valuation and Qualifying Accounts.

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
Avon's Annual Report on Form 10-K for the year ended December 31, 2011, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2012.

Avon Products, Inc.

/s/ Stephen Ibbotson
Stephen Ibbotson
Group Vice President and
Corporate Controller - Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREA JUNG	Chairman of the Board and Chief Executive Officer – Principal Executive Officer	February 29, 2012
Andrea Jung

/S/ KIMBERLY ROSS	Executive Vice President, Chief Financial Officer – Principal Financial Officer	February 29, 2012
Kimberly Ross

/S/ STEPHEN IBBOTSON	Group Vice President and Corporate Controller – Principal Accounting Officer	February 29, 2012
Stephen Ibbotson

/S/ W. DON CORNWELL	Director	February 29, 2012
W. Don Cornwell

/S/ V. ANN HAILEY	Director	February 29, 2012
V. Ann Hailey

/S/ FRED HASSAN	Director	February 29, 2012
Fred Hassan

/S/ MARIA ELENA LAGOMASINO	Director	February 29, 2012
Maria Elena Lagomasino

/S/ ANN S. MOORE	Director	February 29, 2012
Ann S. Moore

	Director	February 29, 2012
Paul S. Pressler

/S/ GARY M. RODKIN	Director	February 29, 2012
Gary M. Rodkin

/S/ PAULA STERN	Director	February 29, 2012
Paula Stern

/S/ LAWRENCE A. WEINBACH	Director	February 29, 2012
Lawrence A. Weinbach

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Avon Products, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 29, 2012

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)
Years ended December 31	2011	2010	2009
Net sales	$11,112.0	$10,731.3	$10,084.8
Other revenue	179.6	131.5	120.4
Total revenue	$11,291.6	$10,862.8	$10,205.2
Costs, expenses and other:
Cost of sales	4,148.6	4,041.3	3,825.5
Selling, general and administrative expenses	6,025.4	5,748.4	5,374.1
Impairment of goodwill and intangible asset	263.0	—	—
Operating profit	854.6	1,073.1	1,005.6
Interest expense	92.9	87.1	104.8
Interest income	(16.5)	(14.0)	(20.2)
Other expense, net	35.6	54.6	7.3
Total other expenses	112.0	127.7	91.9
Income from continuing operations, before taxes	742.6	945.4	913.7
Income taxes	216.2	350.2	294.5
Income from continuing operations, net of tax	526.4	595.2	619.2
Discontinued operations, net of tax	(8.6)	14.1	9.0
Net income	517.8	609.3	628.2
Net income attributable to noncontrolling interests	(4.2)	(3.0)	(2.4)
Net income attributable to Avon	$513.6	$606.3	$625.8
Earnings per share:
Basic from continuing operations	$1.20	$1.37	$1.43
Basic from discontinued operations	(.02)	.04	.02
Basic attributable to Avon	$1.18	$1.40	$1.45

Diluted from continuing operations	$1.20	$1.36	$1.43
Diluted from discontinued operations	(.02)	.03	.02
Diluted attributable to Avon	$1.18	$1.39	$1.45
Weighted-average shares outstanding:
Basic	430.5	428.8	426.9
Diluted	432.1	431.4	428.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
December 31	2011	2010
Assets
Current Assets
Cash, including cash equivalents of $623.7 and $572.0	$1,245.1	$1,179.9
Accounts receivable (less allowances of $174.5 and $232.0)	761.5	826.3
Inventories	1,161.3	1,152.9
Prepaid expenses and other	930.9	1,025.2
Total current assets	$4,098.8	$4,184.3
Property, plant and equipment, at cost
Land	65.4	69.2
Buildings and improvements	1,150.4	1,140.2
Equipment	1,493.0	1,541.5
	2,708.8	2,750.9
Less accumulated depreciation	(1,137.3)	(1,123.5)
	1,571.5	1,627.4
Goodwill	473.1	675.1
Other intangible assets, net	279.9	368.3
Other assets	1,311.7	1,018.6
Total assets	$7,735.0	$7,873.7
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$849.3	$727.6
Accounts payable	850.2	809.8
Accrued compensation	217.1	293.2
Other accrued liabilities	663.6	771.6
Sales and taxes other than income	212.4	207.6
Income taxes	98.4	146.5
Total current liabilities	2,891.0	2,956.3
Long-term debt	2,459.1	2,408.6
Employee benefit plans	603.0	561.3
Long-term income taxes	67.0	128.9
Other liabilities	129.7	146.0
Total liabilities	$6,149.8	$6,201.1
Contingencies (Notes 14 and 16)
Shareholders’ Equity
Common stock, par value $.25 - authorized 1,500 shares; issued 744.9 and 743.3 shares	$187.3	$186.6
Additional paid-in capital	2,077.7	2,024.2
Retained earnings	4,726.1	4,610.8
Accumulated other comprehensive loss	(854.4)	(605.8)
Treasury stock, at cost (314.1 and 313.8 shares)	(4,566.3)	(4,559.3)
Total Avon shareholders’ equity	1,570.4	1,656.5
Noncontrolling interest	14.8	16.1
Total shareholders’ equity	$1,585.2	$1,672.6
Total liabilities and shareholders’ equity	$7,735.0	$7,873.7
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2011	2010	2009
Cash Flows from Operating Activities
Net income	$517.8	$609.3	$628.2
Discontinued operations, net of tax	8.6	(14.1)	(9.0)
Income from continuing operations	$526.4	$595.2	$619.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	174.0	145.2	127.8
Amortization	65.6	49.6	47.5
Provision for doubtful accounts	247.2	215.7	221.2
Provision for obsolescence	128.1	131.1	120.0
Share-based compensation	36.6	57.6	54.9
Foreign exchange losses (gains)	12.8	(9.4)	(1.5)
Deferred income taxes	(196.6)	(103.1)	(166.3)
Impairment of goodwill and intangible asset	263.0	—	—
Charge for Venezuelan monetary assets and liabilities	—	46.1	—
Other	39.9	26.6	57.6
Changes in assets and liabilities:
Accounts receivable	(241.5)	(280.3)	(259.5)
Inventories	(210.3)	(189.8)	(127.8)
Prepaid expenses and other	24.6	(4.9)	(90.4)
Accounts payable and accrued liabilities	(55.7)	76.7	145.0
Income and other taxes	(50.7)	(63.2)	16.1
Noncurrent assets and liabilities	(107.6)	(4.1)	(9.1)
Net cash provided by operating activities of continuing operations	655.8	689.0	754.7
Cash Flows from Investing Activities
Capital expenditures	(276.7)	(331.2)	(296.3)
Disposal of assets	17.1	11.9	11.2
Acquisitions and other investing activities	(13.0)	(785.8)	5.8
Proceeds from sale of investments	33.7	11.3	61.9
Purchases of investments	(28.8)	(1.9)	(.9)
Net cash used by investing activities of continuing operations	(267.7)	(1,095.7)	(218.3)
Cash Flows from Financing Activities*
Cash dividends	(403.4)	(384.1)	(364.7)
Debt, net (maturities of three months or less)	635.7	(3.6)	(507.6)
Proceeds from debt	88.9	661.5	957.8
Repayment of debt	(614.6)	(53.2)	(450.5)
Proceeds from exercise of stock options	16.8	23.9	13.1
Excess tax benefit realized from share-based compensation	(.2)	4.3	(.7)
Repurchase of common stock	(7.7)	(14.1)	(8.6)
Net cash (used) provided by financing activities of continuing operations	(284.5)	234.7	(361.2)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	13.0	27.3
Net cash (used) provided by investing activities of discontinued operations	(1.2)	61.3	(.6)
Net cash used by financing activities of discontinued operations	—	(.3)	(.6)
Net cash (used) provided by discontinued operations	(1.2)	74.0	26.1
Effect of exchange rate changes on cash and equivalents	(37.2)	(33.7)	5.6
Net change in cash and equivalents	65.2	(131.7)	206.9
Cash and equivalents at beginning of year (1)	$1,179.9	$1,311.6	$1,104.7
Cash and equivalents at end of year (2)	$1,245.1	$1,179.9	$1,311.6
Cash paid for:
Interest, net of amounts capitalized	$137.4	$133.4	$127.5
Income taxes, net of refunds received	$423.8	$387.3	$377.9

*	– Non-cash financing activities included the change in fair market value of interest-rate swap agreements of $53.2 in 2011, $66.8 in 2010, and $(55.7) in 2009 (see Note 5, Debt and Other Financing).

(1)	– Includes cash and cash equivalents of discontinued operations of $13.5 and $3.2 at the beginning of the year in 2010 and 2009 respectively.

(2)	– Includes cash and cash equivalents of discontinued operations of $13.5 at the end of the year in 2009.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
(In millions, except per share data)	Shares	Amount	Paid –In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interest	Total
Balances at December 31, 2008	739.4	$185.6	$1,874.1	$4,118.9	$(965.9)	313.1	$(4,537.8)	$37.4	$712.3
Comprehensive income:
Net income				625.8				2.4	628.2
Foreign currency translation adjustments					193.1			(.3)	192.8
Changes in available-for-sale securities, net of taxes of $0.1					.3				.3
Amortization of unrecognized actuarial losses and prior service credit, net of taxes of $12.2					30.4				30.4
Net actuarial losses and prior service cost arising during 2009, net of taxes of $26.4					41.1				41.1
Net derivative losses on cash flow hedges, net of taxes of $4.7					8.4				8.4
Total comprehensive income									901.2
Dividends - $.84 per share				(360.8)					(360.8)
Exercise / vesting and expense of share-based compensation	1.5	.5	67.6			(.1)	.6		68.7
Repurchase of common stock						.4	(8.6)		(8.6)
Purchases and sales of noncontrolling interests, net of dividends paid of $4.8								.5	.5
Income tax benefits – stock transactions			(.7)						(.7)
Balances at December 31, 2009	740.9	$186.1	$1,941.0	$4,383.9	$(692.6)	313.4	$(4,545.8)	$40.0	$1,312.6
Comprehensive income:
Net income				606.3				3.0	609.3
Foreign currency translation adjustments					55.4			4.2	59.6
Amortization of unrecognized actuarial losses and prior service credit, net of taxes of $12.2					25.5				25.5
Net actuarial losses and prior service cost arising during 2010, net of taxes of $5.1					(8.8)				(8.8)
Sale of Avon Japan, net of taxes of $8.1					10.6				10.6
Net derivative losses on cash flow hedges, net of taxes of $2.2					4.1				4.1
Total comprehensive income									700.3
Dividends - $.88 per share				(379.4)					(379.4)
Exercise / vesting and expense of share-based compensation	2.4	.5	78.9			—	.6		80.0
Repurchase of common stock						.4	(14.1)		(14.1)
Purchases and sales of noncontrolling interests, net of dividends paid of $3.8								(31.1)	(31.1)
Income tax benefits – stock transactions			4.3						4.3

Balances at December 31, 2010	743.3	$186.6	$2,024.2	$4,610.8	$(605.8)	313.8	$(4,559.3)	$16.1	$1,672.6
Comprehensive income:
Net income				513.6				4.2	517.8
Foreign currency translation adjustments					(175.7)			(.4)	(176.1)
Amortization of unrecognized actuarial losses and prior service credit, net of taxes of $14.5					29.4				29.4
Net actuarial losses and prior service cost arising during 2011, net of taxes of $46.9					(103.4)				(103.4)
Net derivative losses on cash flow hedges, net of taxes of $2.1					1.1				1.1
Total comprehensive income									268.8
Dividends - $.92 per share				(398.3)					(398.3)
Exercise / vesting and expense of share-based compensation	1.6	.7	53.7			—	.7		55.1
Repurchase of common stock						.3	(7.7)		(7.7)
Purchases and sales of noncontrolling interests, net of dividends paid of $5.1								(5.1)	(5.1)
Income tax benefits – stock transactions			(.2)						(.2)
Balances at December 31, 2011	744.9	$187.3	$2,077.7	$4,726.1	$(854.4)	314.1	$(4,566.3)	$14.8	$1,585.2
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We classify inventory into various categories based upon their stage in the product life cycle, future marketing sales plans and disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision.
Prepaid Brochure Costs
Costs to prepare brochures are deferred to prepaid expenses and other as incurred. Fees charged to Representatives for the sale of brochures are netted with the costs to prepare brochures. The net brochure cost associated with each sales campaign is expensed to selling, general, and administrative expenses over the campaign length. Prepaid expenses and other included deferred brochure costs of $45.8 at December 31, 2011, and $44.8 at December 31, 2010. Additionally, paper stock is purchased in advance of creating the brochures. Prepaid expenses and other included paper supply of $25.3 at December 31, 2011, and $19.1 at December 31, 2010.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful lives of the assets. We capitalized interest of $0.4 for 2011, $5.3 for 2010, and $4.9 for 2009.
Deferred Software
Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. Other assets included unamortized deferred software costs of $176.7 at December 31, 2011 and $140.6 at December 31, 2010.
Goodwill and Intangible Assets
Goodwill is not amortized, but rather is assessed for impairment annually and on the occurrence of an event that indicates impairment may have occurred. Intangible assets with estimable useful lives are amortized using a straight-line method over the estimated useful lives of the assets.

We completed our annual goodwill and indefinite-lived intangible assets impairment assessments for 2011 during the year-end close process and determined that the estimated fair values substantially exceeded the carrying values of each of our reporting units, with the exception of our Silpada reporting unit. Our analysis of the Silpada business indicated an impairment as the carrying value of the business exceeded the estimated fair value. Accordingly, an estimated non-cash impairment charge of $263.0 was recorded in the fourth quarter of 2011 to reduce the carrying amounts of goodwill and an indefinite-lived intangible asset. See Note 17, Goodwill and Intangible Assets. For the years ended December 31, 2010 and 2009, we completed our annual goodwill and indefinite-lived intangible assets impairment assessments and no adjustments were necessary.
Financial Instruments
We use derivative financial instruments, including interest-rate swap agreements and forward foreign currency contracts to manage interest rate and foreign currency exposures. We record all derivative instruments at their fair values on the Consolidated Balance Sheets as either assets or liabilities. See Note 8, Financial Instruments and Risk Management.
Deferred Income Taxes
Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will not be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when management concludes that these earnings are indefinitely reinvested. It is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. Deferred taxes are provided on earnings not considered indefinitely reinvested. At December 31, 2011, U.S. income taxes have not been provided on $2,530.7 of undistributed income of subsidiaries that has been or is intended to be indefinitely reinvested outside the U.S.
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
Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $1,071.7 in 2011, $968.8 in 2010 and $920.0 in 2009.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $311.2 in 2011, $400.4 in 2010 and $352.7 in 2009.
Net Brochure Costs
Brochure costs amounted to $507.7 in 2011, $472.7 in 2010, and $481.2 in 2009 and were offset by brochure fees of $293.5 in 2011, $291.0 in 2010, and $270.0 in 2009.
Research and Development
Research and development costs are expensed as incurred and amounted to $77.7 in 2011, $72.6 in 2010, and $65.4 in 2009. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
Share-based Compensation
All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options.
Restructuring Reserves
We record the estimated expense for our restructuring initiatives as such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment of property, plant and equipment, and any other qualifying exit costs. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine if an adjustment is required.
Contingencies
We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We record loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable.
Revisions
We have revised some immaterial amounts in the consolidated financial statements and accompanying notes. We reclassified $5.5 from Noncurrent assets and liabilities to Proceeds from sale of investments on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2010. We reclassified $30.7 of order processing fees from selling, general and administrative expenses to other revenue on the Consolidated Statements of Income for the twelve months ended December 31, 2009, which did not have an impact on the Consolidated Statements of Income.

Out-of-Period Items
During the first quarter of 2011, we determined that the net after tax gain on sale of Avon Products Company Limited (“Avon Japan”), reported in our financial statements for the year ended December 31, 2010, should have been reported as a net after tax loss of approximately $3, to correctly include all balances relating to Avon Japan that were previously included in Accumulated Other Comprehensive Loss (“AOCI”). In addition, in the first quarter of 2011 the Company released a liability relating to a previously owned health care business, which should have been released in a prior period, resulting in an approximate $4 increase in net income. The results of these businesses were originally reported within discontinued operations upon disposition. The net impact of these two items decreased net income for the first quarter of 2011 by approximately $9. We also identified and recorded other various out-of-period adjustments during 2011 (primarily related to cost of sales and selling, general and administrative expenses) that related to prior years. The net impact of these other items decreased net income for 2011 by approximately $14.
We evaluated the total out-of-period adjustments impacting 2011 of approximately $23, both individually and in the aggregate, in relation to the current period, which is when they were corrected, as well as the periods in which they originated and concluded that these adjustments are immaterial to the consolidated annual financial statements for all impacted periods. See Note 19, Results of Operations by Quarter (Unaudited), for discussion of these and other out-of-period adjustments within 2011 and their impact on the interim periods.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For each of the three years ended December 31, the components of basic and diluted EPS were as follows:

(Shares in millions)	2011	2010	2009
Numerator from continuing operations
Income from continuing operations less amounts attributable to noncontrolling interests	$522.2	$590.9	$616.9
Less: Earnings allocated to participating securities	(4.6)	(4.8)	(5.2)
Income from continuing operations allocated to common shareholders	517.6	586.1	611.7
Numerator from discontinued operations
(Loss) income from discontinued operations plus/less amounts attributable to noncontrolling interests	$(8.6)	$15.4	$8.9
Less: Earnings allocated to participating securities	(.9)	(.4)	.1
(Loss) income allocated to common shareholders	(9.5)	15.0	9.0
Numerator attributable to Avon
Income attributable to Avon less amounts attributable to noncontrolling interests	$513.6	$606.3	$625.8
Less: Earnings allocated to participating securities	(5.5)	(5.2)	(5.1)
Income allocated to common shareholders	508.1	601.1	620.7
Denominator:
Basic EPS weighted-average shares outstanding	430.5	428.8	426.9
Diluted effect of assumed conversion of stock options	1.6	2.6	1.6
Diluted EPS adjusted weighted-average shares outstanding	432.1	431.4	428.5
Earnings per Common Share from continuing operations:
Basic	$1.20	$1.37	$1.43
Diluted	$1.20	$1.36	$1.43
(Loss) Earnings per Common Share from discontinued operations:
Basic	$(.02)	$.04	$.02
Diluted	$(.02)	$.03	$.02
Earnings per Common Share attributable to Avon:
Basic	$1.18	$1.40	$1.45
Diluted	$1.18	$1.39	$1.45
We did not include stock options to purchase 22.9 million shares for the year ended December 31, 2011, 18.5 million shares for 2010, and 16.8 million shares for 2009 of Avon common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive.
NOTE 2. New Accounting Standards
Standards Implemented
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends FASB Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Effective January 1, 2011, ASU 2010-06 required additional disclosures regarding activity in level 3 fair value measurements. This disclosure requirement did not have an impact on our fair value disclosures.
Standards to be Implemented
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 will be effective for Avon as of January 1, 2012 and will be applied prospectively. Avon is evaluating the impact of adopting ASU 2011-04, but believes there will be no significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. In addition, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the requirement to present components of reclassifications of comprehensive income on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. Both ASU 2011-05 and 2011-12 will be effective as of January 1, 2012 for Avon and are not expected to have a significant impact on our financial statements, other than presentation.

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
During 2011, we determined that the net after tax gain on sale of Avon Japan should have been reported as a net after tax loss of $3, to correctly include all balances relating to Avon Japan that were previously included in Accumulated Other Comprehensive Loss (“AOCI”). See Note 1, Description of the Business and Summary of Significant Accounting Policies, for further information.
NOTE 4. Inventories
Inventories at December 31 consisted of the following:

	2011	2010
Raw materials	$361.7	$371.6
Finished goods	799.6	781.3
Total	$1,161.3	$1,152.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2011	2010
Debt maturing within one year:
Notes payable	$832.4	$214.1
Current portion of long-term debt	16.9	513.5
Total	$849.3	$727.6
Long-term debt:
5.125% Notes, due January 2011	$—	$500.0
4.80% Notes, due March 2013	249.9	249.8
4.625% Notes, due May 2013	121.3	118.7
5.625% Notes, due March 2014	498.8	498.3
Other, payable through 2015 with interest from .93% to 12.6%	77.5	80.7
2.60% Senior Notes, Series A, due November 2015	142.0	142.0
5.75% Notes, due March 2018	249.5	249.4
4.20% Notes, due July 2018	249.5	249.4
6.50% Notes, due March 2019	346.9	346.4
4.03% Senior Notes, Series B, due November 2020	290.0	290.0
4.18% Senior Notes, Series C, due November 2022	103.0	103.0
Total long-term debt	2,328.4	2,827.7
Adjustments for debt with fair value hedges	147.6	94.4
Less current portion	(16.9)	(513.5)
Total	$2,459.1	$2,408.6

Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 10.9% at December 31, 2011, and 5.6% at December 31, 2010. Total notes payable include $17.4 of bank overdrafts at December 31, 2011, and $58.2 at December 31, 2010.
Other long-term debt, payable through 2015, included obligations under capital leases of $19.0 at December 31, 2011, and $15.2 at December 31, 2010, which primarily relate to leases of automobiles and equipment. In addition, other long-term debt, payable through 2015, at December 31, 2011 and 2010, included financing lease obligations entered into in 2009 for $58.5 and $65.5, respectively, which primarily relates to the sale and leaseback of equipment and software in one of our distribution facilities in North America.
Adjustments for debt with fair value hedges include adjustments to reflect net unrealized gains of $147.6 and $94.4 at December 31, 2011, and 2010, respectively. See Note 8, Financial Instruments and Risk Management.
We held interest-rate swap contracts that swap approximately 74% at December 31, 2011 and 2010, of our long-term debt to variable rates. See Note 8, Financial Instruments and Risk Management.
On November 23, 2010, the Company sold and issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $142.0 in aggregate principal amount of Senior Notes, Series A (the “Series A Notes”), $290.0 in aggregate principal amount of the Senior Notes, Series B (the “Series B Notes”) and $103.0 in aggregate principal amount of the Senior Notes, Series C (the ‘Series C Notes” and collectively with the Series A Notes and Series B Notes, the “Notes”). The Series A Notes bear interest at the rate of 2.60% per annum, payable semi-annually, and will mature on November 23, 2015. The Series B Notes bear interest at the rate of 4.03% per annum, payable semi-annually, and will mature on November 23, 2020. The Series C Notes bear interest at the rate of 4.18% per annum, payable semi-annually, and will mature on November 23, 2022. The Notes are senior unsecured obligations of the Company, rank equal in right of payment with all other senior unsecured indebtedness of the Company, and are unconditionally guaranteed by one of the Company’s wholly-owned subsidiaries. The Notes contain certain covenants that have the effect of limiting, under certain circumstances, the ability of the Company and certain of its subsidiaries to, among other things, merge with other entities, create new liens, incur additional indebtedness or substantially change the general nature of the business of the Company and its subsidiaries, taken as

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a whole. The Notes also require the Company to comply with an interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1 and contain customary default provisions, including cross-default provisions. The proceeds from the sale of the Notes were used to repay existing debt and for general corporate purposes.
In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014 (the “2014 Notes”). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.50%, payable semi-annually, and mature on March 1, 2019 (the “2019 Notes”). The net proceeds from the offering of $837.6 were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes. The carrying value of the 2014 Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $1.2 at December 31, 2011, and $1.7 at December 31, 2010. The carrying value of the 2019 Notes represents the $350.0 principal amount, net of the unamortized discount to face value of $3.1 at December 31, 2011, and $3.6 at December 31, 2010.
In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.80%, payable semi-annually, and mature on March 1, 2013, (the “2013 Notes”). $250.0 of the notes bear interest at a per annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018 (the “2018 Notes”). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. The carrying value of the 2013 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.1 at December 31, 2011, and $.2 at December 31, 2010. The carrying value of the 2018 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.5 at December 31, 2011, and $.6 at December 31, 2010.

In January 2006, we issued in a public offering $500.0 principal amount of notes payable (the “5.125% Notes”) that matured on January 15, 2011, and bore interest, payable semi-annually, at a per annum rate equal to 5.125%. The net proceeds from the offering were used for general corporate purposes, including the repayment of short-term domestic debt. At December 31, 2010, the carrying value of the 5.125% Notes represented the $500.0 principal amount. The 5.125% Notes were paid in January 2011.
In June 2003, we issued to the public $250.0 principal amount of registered senior notes (the “4.20% Notes”). The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The carrying value of the 4.20% Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.5 and $.6 at December 31, 2011 and 2010, respectively.
In April 2003, the call holder of $100.0 principal amount of 6.25% Notes due May 2018 (the “Notes”), embedded with put and call option features, exercised the call option associated with these Notes, and thus became the sole note holder of the Notes. Pursuant to an agreement with the sole note holder, we modified these Notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. In May 2003, $125.0 principal amount of registered senior notes were issued in exchange for the modified notes held by the sole note holder. No cash proceeds were received by us. The registered senior Notes mature on May 15, 2013, and bear interest at a per annum rate of 4.625%, payable semi-annually (the “4.625% Notes”). The transaction was accounted for as an exchange of debt instruments and, accordingly, the premium related to the original notes is being amortized over the life of the new 4.625% Notes. The carrying value of the 4.625% Notes represents the $125.0 principal amount, net of the unamortized discount to face value and the premium related to the call option associated with the original notes totaling $3.7 at December 31, 2011, and $6.3 at December 31, 2010.
The indentures and note purchase agreement under which the above notes were issued contain certain covenants, including limits on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. At December 31, 2011, we were in compliance with all covenants in our indentures and note purchase agreement. Such indentures and note purchase agreement do not contain any rating downgrade triggers that would accelerate the maturity of our debt. However, we would be required to make an offer to repurchase the 2013 Notes, 2014 Notes, 2018 Notes, 2019 Notes, the Series A Notes, the Series B Notes and the Series C Notes at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding ratings downgrade to below investment grade.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Annual maturities of long-term debt (including unamortized discounts and premiums and excluding the adjustments for debt with fair value hedges) outstanding at December 31, 2011, are as follows:

	2012	2013	2014	2015	2016	After 2017	Total
Maturities	$16.9	$384.8	$509.1	$148.5	$5.9	$1,272.3	$2,337.5
Other Financing
We maintain a three-year, $1 billion revolving credit and competitive advance facility ("Credit Facility"), which expires in November 2013. The interest rate on borrowings under this credit facility is based on LIBOR plus the appropriate margin reflecting our credit default swap rate with a minimum and maximum based on our credit rating (the “CDS Spread”). The Credit Facility also allows for borrowing at an interest rate based on the CDS Spread minus 1%, but not less than 0% per annum, plus the highest of prime, .5% plus the federal funds rate, or 1% plus one month LIBOR. The Credit Facility has an annual fee of $1.7, payable quarterly, based on our current credit ratings. The Credit Facility contains various covenants, including a financial covenant that requires our interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. The Credit Facility also provides for possible increases by up to an aggregate incremental principal amount of $250.0, subject to the consent of the affected lenders under the Credit Facility. The Credit Facility may be used for general corporate purposes. There were no amounts outstanding under the Credit Facility at December 31, 2011, or December 31, 2010.
We maintain a $1 billion commercial paper program. Under the program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by our three-year $1 billion revolving credit and competitive advance facility. Outstanding commercial paper effectively reduces the amount available for borrowing under this credit facility. At December 31, 2011, there was $709.0 outstanding under the commercial paper program.
At December 31, 2011 and December 31, 2010, we also had letters of credit outstanding totaling $23.4 and $16.4, respectively, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.
NOTE 6. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 consisted of the following:

	2011	2010
Foreign currency translation adjustments	$(325.0)	$(147.4)
Pension and postretirement adjustment, net of taxes of $252.9 and $220.9	(515.9)	(443.8)
Net derivative losses from cash flow hedges, net of taxes of $5.8 and $7.9	(13.5)	(14.6)
Total	$(854.4)	$(605.8)
Foreign exchange losses of $2.0 for 2011 and $5.6 for 2010 resulting from the translation of actuarial losses, prior service credit and translation obligation recorded in Accumulated Other Comprehensive Loss (“AOCI”) are included in foreign currency translation adjustments in the rollforward of accumulated other comprehensive loss on the Consolidated Statements of Changes in Shareholders Equity. During 2010, $1.6 of accumulated foreign currency translation adjustments and $9.0 of pension adjustments were realized upon completion of the sale of Avon Japan. During 2011, we identified an out-of-period adjustment relating to balances included in AOCI relating to Avon Japan. See Note 1, Description of the Business and Summary of Significant Accounting Policies, for further information.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes
Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2011	2010
Deferred tax assets:
Accrued expenses and reserves	$261.5	$279.7
Pension and postretirement benefits	166.0	155.4
Asset revaluations	39.5	51.6
Capitalized expenses	105.8	77.9
Intangible assets	74.7	—
Share-based compensation	54.9	55.3
Restructuring initiatives	18.0	39.7
Postemployment benefits	18.4	22.9
Tax loss carryforwards	576.8	465.4
Foreign tax credit carryforwards	282.1	178.8
Minimum tax and business credit carryforwards	47.0	42.6
All other	66.0	89.8
Valuation allowance	(546.1)	(462.7)
Total deferred tax assets	1,164.6	996.4
Deferred tax liabilities:
Depreciation and amortization	(48.6)	(47.3)
Unremitted foreign earnings	(39.2)	(35.2)
Prepaid expenses	(7.9)	(7.8)
Capitalized interest	(10.1)	(10.4)
All other	(24.1)	(37.4)
Total deferred tax liabilities	(129.9)	(138.1)
Net deferred tax assets	$1,034.7	$858.3

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2011	2010
Deferred tax assets:
Prepaid expenses and other	$319.0	$347.4
Other assets	759.5	544.3
Total deferred tax assets	1,078.5	891.7
Deferred tax liabilities:
Income taxes	(19.3)	(3.4)
Long-term income taxes	(24.5)	(30.0)
Total deferred tax liabilities	(43.8)	(33.4)
Net deferred tax assets	$1,034.7	$858.3
The valuation allowance primarily represents amounts for foreign tax loss carryforwards. The basis used for recognition of deferred tax assets included the profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit carryforwards during the carryover periods. The net increase in the valuation allowance of $83.4 during 2011 was mainly due to several of our foreign entities continuing to incur losses during 2011, thereby increasing the tax loss carryforwards for which a valuation allowance was provided.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2011	2010	2009
United States	$(395.1)	$(228.7)	$(156.0)
Foreign	1,137.7	1,174.1	1,069.7
Total	$742.6	$945.4	$913.7
The provision for income taxes for the years ended December 31 was as follows:

	2011	2010	2009
Federal:
Current	$(91.6)	$(20.8)	$(17.5)
Deferred	(43.3)	(56.3)	(42.1)
	(134.9)	(77.1)	(59.6)
Foreign:
Current	505.9	470.5	476.2
Deferred	(146.2)	(38.5)	(121.4)
	359.7	432.0	354.8
State and other:
Current	(1.5)	3.6	2.1
Deferred	(7.1)	(8.3)	(2.8)
	(8.6)	(4.7)	(0.7)
Total	$216.2	$350.2	$294.5

 The effective tax rate for the years ended December 31 was as follows:

	2011	2010	2009
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	(.4)	(.3)	.2
Taxes on foreign income, including translation	(2.9)	(2.1)	(4.9)
Audit settlements, statute expirations and amended returns	(4.3)	(2.5)	(.7)
Net change in valuation allowances	.1	(.2)	3.4
Venezuela devaluation and highly inflationary accounting	—	6.0	—
Other	1.6	1.1	(.8)
Effective tax rate	29.1%	37.0%	32.2%
At December 31, 2011, we had tax loss carryforwards of $1,972.5. The loss carryforwards expiring between 2012 and 2026 are $130.8 and the loss carryforwards which do not expire are $1,841.7. We also had minimum tax credit carryforwards of $35.9 which do not expire, business credit carryforwards of $11.1 that will expire between 2020 and 2031, and foreign tax credit carryforwards of $282.1 that will expire between 2018 and 2021.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
At December 31, 2011, we had $36.0 of total gross unrecognized tax benefits of which approximately $33 would impact the effective tax rate, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2008	$104.3
Additions based on tax positions related to the current year	16.8
Additions for tax positions of prior years	9.7
Reductions for tax positions of prior years	(5.8)
Reductions due to lapse of statute of limitations	(2.9)
Reductions due to settlements with tax authorities	(8.7)

Balance at December 31, 2009	113.4
Additions based on tax positions related to the current year	7.5
Additions for tax positions of prior years	6.4
Reductions for tax positions of prior years	(14.4)
Reductions due to lapse of statute of limitations	(5.3)
Reductions due to settlements with tax authorities	(23.3)

Balance at December 31, 2010	84.3
Additions based on tax positions related to the current year	1.2
Additions for tax positions of prior years	9.3
Reductions for tax positions of prior years	(20.0)
Reductions due to lapse of statute of limitations	(6.7)
Reductions due to settlements with tax authorities	(32.1)

Balance at December 31, 2011	$36.0

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We had $12.9 at December 31, 2011, and $20.1 at December 31, 2010, accrued for interest and penalties, net of tax benefit. We recorded a benefit of $3.8 during 2011, a benefit of $4.5 during 2010 and an expense of $1.6 during 2009 for interest and penalties, net of taxes.

 We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of December 31, 2011, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2006-2011
China	2006-2011
Mexico	2004, 2006-2011
Poland	2006-2011
Russia	2009-2011
United States	2010-2011
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $10 to $15 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2011:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$147.6	Other liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	1.2	Accounts payable	—
Total derivatives designated as hedges		$148.8		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$6.0	Other liabilities	$6.0
Foreign exchange forward contracts	Prepaid expenses and other	4.4	Accounts payable	10.5
Total derivatives not designated as hedges		$10.4		$16.5
Total derivatives		$159.2		$16.5
The following table presents the fair value of derivative instruments outstanding at December 31, 2010:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$94.4	Other liabilities	$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$9.5	Other liabilities	$9.5
Foreign exchange forward contracts	Prepaid expenses and other	11.1	Accounts payable	4.3
Total derivatives not designated as hedges		$20.6		$13.8
Total derivatives		$115.0		$13.8

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 85% - 125% of the cumulative changes in the fair value of the hedged item. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in AOCI to earnings in other expense, net on the Consolidated Statements of Income.
Interest Rate Risk
Our borrowings are subject to interest rate risk. We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements are designated as fair value hedges. We held interest-rate swap agreements that effectively converted approximately 74% at December 31, 2011 and 2010, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was approximately 82% at December 31, 2011, and 81% at December 31, 2010.
We had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,725 at December 31, 2011. Unrealized gains were $147.6 at December 31, 2011, and $94.4 at December 31, 2010, and were included within long-term debt. During 2011, we recorded a net gain of $53.2 in interest expense for these interest-rate swap agreements designated as fair value hedges. During 2010, we recorded a net gain of $66.8 in interest expense for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At December 31, 2011, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. Unrealized losses on these agreements were immaterial at December 31, 2011 and 2010. During 2011, we recorded an immaterial net loss in other expense, net associated with these undesignated interest-rate swap agreements.

There was no hedge ineffectiveness for the years ended December 31, 2011, 2010 and 2009, related to these interest rate swaps.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2011, we expect to reclassify $3.9, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next 12 months.
For the years ended December 31, 2011 and 2010, treasury lock agreements impacted AOCI as follows:

	2011	2010
Net unamortized losses at beginning of year, net of taxes of $7.9 and $10.1	$(14.6)	$(18.8)
Reclassification of net losses to earnings, net of taxes of $2.1 and $2.2	3.9	4.2
Net unamortized losses at end of year, net of taxes of $5.8 and $7.9	$(10.7)	$(14.6)
Foreign Currency Risk
The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvnia, and Venezuelan bolívar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2011, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $264.2 for the euro, the British pound, the Russian ruble, the Peruvian new sol, the Hungarian forint, the Romanian leu, the Czech Republic koruna, and the New Zealand dollar.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During 2011 and 2010, we recorded a gain of $8.7 and a loss of $2.1, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. Also during 2011 and 2010, we recorded a loss of $3.2 and a gain of $6.0, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also have used foreign exchange forward contracts and foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of foreign subsidiaries. A gain of $2.8 for 2011, and losses of $3.7 for 2010 and $23.8 for 2009, related to the effective portions of these hedges were included in foreign currency translation adjustments within AOCI on the Consolidated Balance Sheets. During 2010 a loss of $20.1 was reclassified from AOCI to discontinued operations due to the sale of Avon Japan. During 2011, we identified an out-of-period adjustment relating to balances included in AOCI relating to Avon Japan. See Note 1, Description of the Business and Summary of Significant Accounting Policies, for further information.
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
Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would result in a write-off of $159.2 at December 31, 2011. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.8	$—	$1.8
Interest-rate swap agreements	—	153.6	153.6
Foreign exchange forward contracts	—	5.6	5.6
Total	$1.8	$159.2	$161.0
Liabilities:
Interest-rate swap agreements	$—	$6.0	$6.0
Foreign exchange forward contracts	—	10.5	10.5
Total	$—	$16.5	$16.5
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.8	$—	$1.8
Interest-rate swap agreements	—	103.9	103.9
Foreign exchange forward contracts	—	11.1	11.1
Total	$1.8	$115.0	$116.8
Liabilities:
Interest-rate swap agreements	$—	$9.5	$9.5
Foreign exchange forward contracts	—	4.3	4.3
Total	$—	$13.8	$13.8
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,245.1	$1,245.1	$1,179.9	$1,179.9
Available-for-sale securities	1.8	1.8	1.8	1.8
Grantor trust cash and cash equivalents	0.7	0.7	1.4	1.4
Short term investments	18.0	18.0	17.1	17.1
Debt maturing within one year	849.3	849.3	727.6	727.6
Long-term debt, net of related discount or premium	2,459.1	2,445.2	2,408.6	2,502.4
Foreign exchange forward contracts	(4.9)	(4.9)	6.8	6.8
Interest-rate swap agreements	147.6	147.6	94.4	94.4

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
Foreign exchange forward contracts - The fair values of forward contracts were estimated based on quoted forward foreign exchange prices at the reporting date.
Interest-rate swap agreements - The fair values of interest-rate swap agreements were estimated based LIBOR yield curves at the reporting date.
NOTE 10. Share-Based Compensation Plans
The Avon Products, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), which is shareholder approved, provides for several types of share-based incentive compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units. Under the 2010 Plan, the maximum number of shares that may be awarded is 32,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or Stock Appreciation Right (“SAR”), by each share of stock subject to such an award and (ii) in the case of the grant of an award payable in stock other than an option or SAR by 2.33 multiplied by each share of stock subject to such award. Shares issued under share-based awards will be primarily funded with issuance of new shares.
We have issued stock options, stock appreciation rights, restricted stock units and performance restricted stock units under the 2010 Plan. Stock option awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Those option awards and stock appreciation rights generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock units generally vest and settle after three years. Performance restricted stock units generally vest after three years only upon the satisfaction of certain performance conditions.
For the years ended December 31:

	2011	2010	2009
Compensation cost for stock options, stock appreciation rights and restricted stock units	$36.6	$57.6	$54.9
Total income tax benefit recognized for share-based arrangements	11.7	18.7	18.5
All of the compensation cost for stock options, stock appreciation rights, and restricted stock units for 2011, 2010, and 2009 was recorded in selling, general and administrative expenses. For the years ended December 31, 2011, 2010, and 2009, we have determined that we have a pool of windfall tax benefits.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options and Stock Appreciation Rights
The fair value of each option and stock appreciation right award is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions for options granted during the years ended December 31:

	2011	2010	2009
Risk-free rate(1)	1.8%	1.9%	1.6%
Expected term(2)	4 years	4 years	4 years
Expected volatility(3)	38%	38%	35%
Expected dividends(4)	3.0%	3.0%	4.0%

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)
The expected term of the option or stock appreciation right was based on historical employee exercise behavior, the vesting terms of the respective option or stock appreciation right and a contractual life of ten years.

(3)	Expected volatility was based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.

(4)
Assumed the current cash dividends of $.23 during 2011, $.22 during 2010 and $.21 during 2009 per share each quarter on our common stock for options and stock appreciation rights granted during those years.

The weighted-average grant-date fair values per share of options and stock appreciation rights granted were $6.51 during 2011, $7.91 during 2010 and $3.18 during 2009.
A summary of stock options and stock appreciation rights as of December 31, 2011, and changes during 2011, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	29,655	$31.07
Granted	1,041	27.31
Exercised	(941)	17.71
Forfeited	(373)	22.56
Expired	(1,021)	36.31
Outstanding at December 31, 2011	28,361	$31.30	4.8	$10.0
Exercisable at December 31, 2011	22,732	$32.60	4.1	$6.2
At December 31, 2011, there was approximately $6.8 of unrecognized compensation cost related to stock options and stock appreciation rights outstanding. That cost is expected to be recognized over a weighted-average period of 1.2 years. We recognize expense on stock options and stock appreciation rights using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.
Cash proceeds, tax benefits, and intrinsic value related to total stock options and stock appreciation rights exercised during 2011, 2010 and 2009, were as follows:

	2011	2010	2009
Cash proceeds from stock options and stock appreciation rights exercised	$16.8	$23.9	$13.1
Tax benefit realized for stock options and stock appreciation rights exercised	1.3	3.3	.9
Intrinsic value of stock options and stock appreciation rights exercised	10.0	14.6	5.0
Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units
The fair value of restricted stock units and performance restricted stock units granted was determined based on the closing price of our common stock on the date of grant.
In March 2011 we granted performance restricted stock units that vest after three years only upon the satisfaction of certain performance conditions. We accrue compensation cost if it is probable that the performance conditions will be achieved and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reassess whether achievement of the performance conditions are probable at each reporting period. In the fourth quarter of 2011, we assessed that it is no longer probable that we would meet the specified performance conditions, and reversed the compensation cost recognized to-date.

A summary of restricted stock, restricted stock units, and performance restricted stock units at December 31, 2011, and changes during 2011, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted- Average Grant-Date Fair Value
January 1, 2011	2,952	$26.36
Granted	2,335	26.36
Vested	(769)	35.56
Forfeited	(180)	25.16
December 31, 2011	4,338	$24.78
The total fair value of restricted stock units that vested during 2011 was $20.9, based upon market prices on the vesting dates. As of December 31, 2011, there was approximately $33.4 of unrecognized compensation cost related to restricted stock units and performance restricted stock units compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.
NOTE 11. Stock Repurchase Program
In October 2007, our Board of Directors approved a five-year $2,000.0 share repurchase program (“$2.0 billion program”) which began in December 2007. We have repurchased approximately 4.8 million shares for $180.4 under the $2.0 billion program through December 31, 2011.
NOTE 12. Employee Benefit Plans
Savings Plan
We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the “PSA”), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $12.6 in 2011, $12.5 in 2010 and $12.1 in 2009, which were then used by the PSA to purchase our shares in the open market through June 30, 2011. Beginning July 1, 2011, matching contributions follow the same allocation as the participant has selected for his or her own contributions.

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

	Pension Plans				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Change in Benefit Obligation:
Beginning balance	$(702.6)	$(702.2)	$(720.3)	$(711.3)	$(133.0)	$(134.6)
Service cost	(12.8)	(11.9)	(15.4)	(14.6)	(2.0)	(2.0)
Interest cost	(32.6)	(35.6)	(39.7)	(39.3)	(6.4)	(7.1)
Actuarial (loss) gain	(89.9)	(44.4)	(21.5)	(16.2)	(1.9)	2.1
Plan participant contributions	—	—	(2.5)	(2.5)	(4.0)	(4.3)
Benefits paid	83.9	92.6	42.1	40.1	14.1	13.5
Plan amendments	—	.2	4.6	—	—	—
Curtailments	.3	(1.3)	—	—	(.2)	—
Special termination benefits	—	—	—	(.1)	—	—
Foreign currency changes and other	—	—	6.0	23.6	1.1	(.6)
Ending balance	$(753.7)	$(702.6)	$(746.7)	$(720.3)	$(132.3)	$(133.0)
Change in Plan Assets:
Beginning balance	$451.7	$470.6	$540.6	$499.5	$43.7	$39.6
Actual return on plan assets	37.0	60.3	(.1)	56.9	(1.1)	4.1
Company contributions	88.6	13.4	38.4	32.9	10.1	9.2
Plan participant contributions	—	—	2.5	2.5	4.0	4.3
Benefits paid	(83.9)	(92.6)	(42.1)	(40.1)	(14.1)	(13.5)
Foreign currency changes and other	—	—	(2.9)	(11.1)	—	—
Ending balance	$493.4	$451.7	$536.4	$540.6	$42.6	$43.7
Funded Status:
Funded status at end of year	$(260.3)	$(250.9)	$(210.3)	$(179.7)	$(89.7)	$(89.3)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$2.7	$3.0	$—	$—
Accrued compensation	(7.9)	(9.8)	(12.7)	(12.6)	(4.6)	(4.3)
Employee benefit plans liability	(252.4)	(241.1)	(200.3)	(170.1)	(85.1)	(85.0)
Net amount recognized	$(260.3)	$(250.9)	$(210.3)	$(179.7)	$(89.7)	$(89.3)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$489.6	$445.8	$294.6	$250.0	$52.3	$50.8
Prior service credit	(1.0)	(1.3)	(14.9)	(12.3)	(53.0)	(70.2)
Transition obligation	—	—	.2	.3	—	—
Total pretax amount recognized	$488.6	$444.5	$279.9	$238.0	$(.7)	$(19.4)
Supplemental Information:
Accumulated benefit obligation	$737.3	$685.2	$675.9	$653.4	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$753.7	$702.6	$730.2	$702.8	N/A	N/A
Fair value plan assets	493.4	451.7	517.1	520.2	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$753.7	$702.6	$720.1	$693.3	N/A	N/A
Accumulated benefit obligation	737.3	685.2	675.9	653.4	N/A	N/A
Fair value plan assets	493.4	451.7	508.6	511.6	N/A	N/A
The U.S. pension plans include funded qualified plans and unfunded non-qualified plans. As of December 31, 2011, the U.S. qualified pension plans had benefit obligations of $683.5 and plan assets of $493.4. As of December 31, 2010, the U.S. qualified pension plans had benefit obligations of $630.2 and plan assets of $451.7. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost:
Service cost	$12.8	$11.9	$11.7	$15.4	$14.6	$12.2	$2.0	$2.0	$3.2
Interest cost	32.6	35.6	40.4	39.7	39.3	38.6	6.4	7.1	9.9
Expected return on plan assets	(36.2)	(36.9)	(43.0)	(41.1)	(37.7)	(35.6)	(2.2)	(2.4)	(2.5)
Amortization of prior service credit	(.3)	(.3)	(.3)	(1.6)	(1.3)	(1.3)	(16.0)	(17.0)	(9.7)
Amortization of actuarial losses	45.4	38.5	29.5	13.5	13.0	10.8	3.2	3.5	3.2
Amortization of transition obligation	—	—	—	.1	.1	.1	—	—	—
Settlements/curtailments	(.3)	1.2	6.0	1.4	1.6	12.2	(.8)	—	(.4)
Other	—	—	—	.6	.6	.6	—	—	—
Net periodic benefit cost	$54.0	$50.0	$44.3	$28.0	$30.2	$37.6	$(7.4)	$(6.8)	$3.7
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Actuarial losses (gains)	$89.2	$20.9	$(38.5)	$62.7	$(3.0)	$17.1	$5.2	$(3.8)	$18.3
Prior service cost (credit)	—	(.2)	(1.3)	(4.6)	—	1.6	17.0	17.0	(64.0)
Amortization of prior service credit	.2	.3	.3	1.6	1.3	1.3	(3.2)	(3.6)	9.7
Amortization of actuarial losses	(45.4)	(38.4)	(29.5)	(14.8)	(14.5)	(18.3)	—	—	(3.2)
Amortization of transition obligation	—	—	—	(.1)	(.1)	(.1)	—	—	—
Settlements/curtailments	—	.2	.2	—	—	—	—	—	1.0
Foreign currency changes	—	—	—	(2.9)	(9.5)	18.9	(.3)	.1	1.0
Total recognized in other comprehensive loss*	44.0	(17.2)	(68.8)	41.9	(25.8)	20.5	18.7	9.7	(37.2)
Total recognized in net periodic benefit cost and other comprehensive loss	$98.0	$32.8	$(24.5)	$69.9	$4.4	$58.1	$11.3	$2.9	$(33.5)

*	Amounts represent the pre-tax effect included within other comprehensive loss. The net of tax amounts are included within the Consolidated Statements of Changes in Shareholders’ Equity.
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$47.4	$17.3	$4.1
Prior service credit	(0.3)	(1.5)	(13.3)
Transition obligation	—	—	—

Assumptions
Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	4.10%	4.80%	5.30%	5.60%	4.66%	5.28%
Rate of compensation increase	4.00-6.00%	4.00-6.00%	4.13%	3.98%	N/A	N/A
The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans were

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis has decreased to 4.69% at December 31, 2011, from 5.21% at December 31, 2010.
Weighted-average assumptions used to determine net benefit cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	4.80%	5.35%	6.05%	5.60%	6.04%	6.42%	5.28%	5.83%	6.23%
Rate of compensation increase	4.00-6.00%	4.00-6.00%	4.00-6.00%	4.00%	4.04%	3.69%	N/A	N/A	N/A
Rate of return on assets	8.00%	8.00%	8.00%	7.16%	7.31%	7.38%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2011, the assumed rate of return on assets globally was 7.54%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. plans.
The assumed rate of return for determining 2011 net costs for the U.S. plan was 8%. In addition, the current rate of return assumption for the U.S. plan was based on an asset allocation of approximately 40% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 4% to 6% in the long term) and 60% in equity securities and high yield securities (which are expected to earn approximately 7% to 10% in the long term). Similar assessments were performed in determining rates of return on non-U.S. pension plan assets, to arrive at our weighted-average rate of return of 7.16% for determining 2011 net cost.

Plan Assets
Our U.S. and non-U.S. funded pension and postretirement plans target and weighted-average asset allocations at December 31, 2011 and 2010, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans			U.S. Postretirement Plan
	% of Plan Assets			% of Plan Assets			% of Plan Assets
	Target	at Year End		Target	at Year End		Target	at Year End
Asset Category	2012	2011	2010	2012	2011	2010	2012	2011	2010
Equity securities	55-60%	57%	55%	55-65%	61%	61%	50%	47%	—%
Debt securities	35-40	35	37	30-40	32	33	50	53	100
Real Estate	—	—	—	—	3	2	—	—	—
Other	0-10	8	8	0-10	4	4	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of December 31, 2011:

	U.S. Pension and Postretirement Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$193.3	$193.3
International equity	—	64.4	64.4
Emerging markets	—	42.7	42.7
	—	300.4	300.4
Fixed Income Securities:
Corporate bonds	—	180.7	180.7
Government securities	—	53.3	53.3
	—	234.0	234.0
Cash	1.6	—	1.6
Total	$1.6	$534.4	$536.0

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$14.7	$104.4	$—	$119.1
International equity	—	206.2	—	206.2
	14.7	310.6	—	325.3
Fixed Income Securities:
Corporate bonds	—	64.3	—	64.3
Government securities	—	103.4	—	103.4
Other	—	7.9	—	7.9
	—	175.6	—	175.6
Other:
Cash	19.6	—	—	19.6
Real estate	—	—	14.6	14.6
Other	—	—	1.3	1.3
	19.6	—	15.9	35.5
Total	$34.3	$486.2	$15.9	$536.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of December 31, 2010:

	U.S. Pension and Postretirement Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$148.2	$148.2
International equity	—	73.8	73.8
Emerging markets	—	31.1	31.1
	—	253.1	253.1
Fixed Income Securities:
Corporate bonds	—	188.7	188.7
Government securities	—	52.9	52.9
	—	241.6	241.6
Cash	.7	—	.7
Total	$.7	$494.7	$495.4

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$108.5	$—	$108.5
International equity	16.6	211.0	—	227.6
	16.6	319.5	—	336.1
Fixed Income Securities:
Corporate bonds	—	75.2	—	75.2
Government securities	—	86.3	—	86.3
Other	—	8.2	—	8.2
	—	169.7	—	169.7
Other:
Cash	19.4	—	—	19.4
Real estate	—	—	13.7	13.7
Other	—	—	1.7	1.7
	19.4	—	15.4	34.8
Total	$36.0	$489.2	$15.4	$540.6
A reconciliation of the beginning and ending balances for our Level 3 investments was as follows:

Amount
Balance as of January 1, 2010	$14.2
Actual return on plan assets held	.7
Foreign currency changes	.5

Balance as of December 31, 2010	15.4
Actual return on plan assets held	.4
Foreign currency changes	.1

Balance as of December 31, 2011	$15.9

Investments in equity securities classified as Level 1 in the fair value hierarchy are valued at quoted market prices. Investments in equity securities classified as Level 2 in the fair value hierarchy include collective funds that are valued at quoted market prices for non-active securities. Fixed income securities are based on broker quotes for non-active securities. Mutual funds are

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash flows
We expect to make contributions in the range of $40 to $45 to our U.S. pension and postretirement plans and in the range of $40 to $45 to our international pension and postretirement plans during 2012.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2012	$65.8	$39.4	$105.2	$11.2
2013	62.3	39.3	101.6	9.5
2014	61.0	40.3	101.3	9.4
2015	55.6	43.2	98.8	9.3
2016	55.4	42.1	97.5	9.2
2017 - 2021	300.9	246.1	547.0	44.4

Postretirement Benefits
For 2011, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 7.7% for all claims and will gradually decrease each year thereafter to 5.1% in 2017 and beyond for our U.S. plan. A one-percentage point change in the assumed health care cost trend rates for all postretirement plans would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$.3	$(.2)
Effect on postretirement benefit obligation	2.9	(2.5)

Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits, continuation of health care benefits and life insurance coverage to eligible former employees after employment but before retirement. The accrued cost for postemployment benefits was $69.5 at December 31, 2011 and $67.1 at December 31, 2010, and was included in employee benefit plans liability.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Retirement Programs
We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the “DCP”), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, the deferral of performance restricted stock units for certain employees, and the deferral of contributions that would normally have been made to the Avon Personal Savings Account Plan (the “PSA”) but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three investment alternatives. Expense associated with the DCP was $1.8 for 2011, $3.7 for 2010, and $6.6 for 2009. The accrued liability for the DCP was $79.6 at December 31, 2011 and $85.6 at December 31, 2010 and was included in other liabilities.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. (“SERP”) and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $9.8 in 2011, $10.0 in 2010 and $11.5 in 2009 The benefit obligation under these programs was $68.4 at December 31, 2011, and $72.4 at December 31, 2010 and was included in employee benefit plans and accrued compensation.
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
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2011	2010
Corporate-owned life insurance policies	$41.9	$44.4
Cash and cash equivalents	0.7	1.4
Total	$42.6	$45.8
The assets are recorded at fair market value, except for investments in corporate-owned life insurance policies which are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the Consolidated Statements of Income.

NOTE 13. Segment Information
Our segments are based on geographic operations and include commercial business units in Latin America; North America; Central & Eastern Europe; Western Europe, Middle East & Africa; and Asia Pacific. Beginning in the first quarter of 2011, the results of Asia Pacific and China were managed as a single operating segment. Accordingly, Asia Pacific amounts include the results of China for all periods presented. Global expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, marketing and professional and related fees associated with the FCPA investigation and compliance reviews. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as global expenses. We do not allocate to our segments income taxes, foreign exchange gains or losses, costs of implementing restructuring initiatives related to our global functions or professional and related fees associated with the FCPA investigation and compliance reviews. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment. In Europe, our manufacturing facilities primarily support Western Europe, Middle East & Africa and Central & Eastern Europe. In our disclosures of total assets, capital expenditures and depreciation and amortization, we have allocated amounts associated with the European manufacturing facilities between Western Europe, Middle East & Africa and Central & Eastern Europe based upon planned beauty unit volume.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue & Operating Profit
	2011		2010		2009
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$5,116.0	$630.4	$4,589.5	$604.7	$4,103.2	$647.9
North America	2,110.4	(184.4)	2,244.0	155.9	2,293.4	110.4
Central & Eastern Europe	1,580.6	295.2	1,585.8	297.8	1,500.1	244.9
Western Europe, Middle East & Africa	1,542.2	183.7	1,462.1	176.5	1,277.8	84.2
Asia Pacific	942.4	81.4	981.4	82.6	1,030.7	81.7
Total from operations	11,291.6	1,006.3	10,862.8	1,317.5	10,205.2	1,169.1
Global and other	—	(151.7)	—	(244.4)	—	(163.5)
Total	$11,291.6	$854.6	$10,862.8	$1,073.1	$10,205.2	$1,005.6

Total Assets
	2011	2010	2009
Latin America	$2,744.9	$2,757.6	$2,414.9
North America	1,207.2	1,478.0	831.5
Central & Eastern Europe	789.4	818.5	863.4
Western Europe, Middle East & Africa	726.8	782.7	611.0
Asia Pacific	628.8	630.6	617.7
Total assets of continuing operations	6,097.1	6,467.4	5,338.5
Total assets of discontinued operations	—	—	123.1
Global and other	1,637.9	1,406.3	1,361.8
Total assets	$7,735.0	$7,873.7	$6,823.4

Capital Expenditures
	2011	2010	2009
Latin America	$115.9	$199.8	$160.6
North America	13.7	19.2	39.3
Central & Eastern Europe	21.6	31.4	29.3
Western Europe, Middle East & Africa	29.6	23.2	33.9
Asia Pacific	16.0	18.9	15.7
Total from operations	196.8	292.5	278.8
Global and other	79.9	38.7	17.5
Total capital expenditures	$276.7	$331.2	$296.3

Depreciation and Amortization
	2011	2010	2009
Latin America	$72.3	$53.9	$53.2
North America	60.9	51.7	43.2
Central & Eastern Europe	25.8	19.9	19.8
Western Europe, Middle East & Africa	34.5	32.2	28.0
Asia Pacific	18.6	16.5	14.4
Total from operations	212.1	174.2	158.6
Global and other	27.5	20.6	16.7
Total depreciation and amortization	$239.6	$194.8	$175.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total Revenue by Major Country
	2011	2010	2009
Brazil	$2,316.3	$2,182.8	$1,817.1
U.S.	1,748.9	1,847.6	1,895.1
All other	7,226.4	6,832.4	6,493.0
Total	$11,291.6	$10,862.8	$10,205.2
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

Long-Lived Assets by Major Country
	2011	2010	2009
U.S.	$1,088.7	$1,297.8	$582.0
Brazil	418.8	450.2	331.4
All other	1,322.0	1,307.5	1,042.4
Total	$2,829.5	$3,055.5	$1,955.8
A major country is defined as one with long-lived assets greater than 10%of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. The U.S. and Brazil’s long-lived assets consist primarily of property, plant and equipment related to manufacturing and distribution facilities.

Revenue by Product Category
	2011	2010	2009
Beauty(1)	$8,067.8	$7,671.3	$7,251.3
Fashion(2)	1,995.5	2,016.5	1,820.3
Home(3)	1,048.7	1,043.5	1,013.2
Net sales	11,112.0	10,731.3	10,084.8
Other revenue(4)	179.6	131.5	120.4
Total revenue	$11,291.6	$10,862.8	$10,205.2

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.

(2)	Fashion includes fashion jewelry, watches, apparel, footwear, accessories, and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.
Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Leases and Commitments
Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2011, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2012	$109.5	$344.6
2013	96.5	154.4
2014	83.9	126.1
2015	72.1	115.3
2016	55.7	120.4
Later years	148.8	5.7
Sublease rental income	(22.2)	—
Total	$544.3	$866.5
Rent expense was $113.9 in 2011, $113.7 in 2010, and $113.5 in 2009. Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $554.9 were in progress at December 31, 2011.
NOTE 15. Restructuring Initiatives
2005 and 2009 Restructuring Programs
We launched restructuring programs in late 2005 (the “2005 Restructuring Program”) and in February 2009 (the "2009 Restructuring Program"). The 2005 and 2009 Restructuring Programs initiatives include:

•	enhancement of organizational effectiveness, including efforts to flatten the organization and bring senior management closer to consumers through a substantial organization downsizing;

•	implementation of a global manufacturing strategy through facilities realignment;

•	implementation of additional supply chain efficiencies in distribution;

•	restructuring our global supply chain operations;

•	realigning certain local business support functions to a more regional basis to drive increased efficiencies; and

•	streamlining of transactional and other services through outsourcing, moves to lower-cost countries, and reorganizing certain other functions.
We have approved and announced all of the initiatives that are part of our 2005 and 2009 Restructuring Programs. We expect to record total restructuring charges and other costs to implement restructuring initiatives of approximately $510 before taxes under the 2005 Restructuring Program. Through December 31, 2011, we have recorded total costs to implement, net of adjustments, of $526.0 ($12.3 in 2011, $3.2 in 2010, $20.1 in 2009, $59.3 in 2008, $157.5 in 2007, $217.1 in 2006 and $56.5 in 2005) for actions associated with our restructuring initiatives under the 2005 Restructuring Program. We expect to record total restructuring charges and other costs to implement restructuring initiatives in the range of $300 to $310 before taxes under the 2009 Restructuring Program, with actions to be completed by 2012-2013. We will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation. These future costs are expected to be more than offset by gains on the sales of properties exited due to restructuring initiatives. Through December 31, 2011, we have recorded total costs to implement, net of adjustments, of $256.0 ($27.7 in 2011, $77.5 in 2010, and $150.8 in 2009) for actions associated with our restructuring initiatives under the 2009 Restructuring Program.

Restructuring Charges – 2009
During 2009, we recorded total costs to implement of $170.9 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net charge of $130.3 primarily for employee-related costs, including severance and pension benefits;

•
implementation costs of $28.4 for professional service fees, primarily associated with our initiatives to outsource certain finance processes, realign certain distribution operations, realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	accelerated depreciation of $12.2 associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.
Of the total costs to implement, $164.2 was recorded in selling, general and administrative expenses and $6.7 was recorded in cost of sales for 2009.
Restructuring Charges – 2010
During 2010, we recorded total costs to implement of $80.7 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net charge of $41.3 primarily for employee-related costs, including severance and pension benefits;

•
implementation costs of $27.7 for professional service fees, primarily associated with our initiatives to outsource certain finance processes, realign certain distribution operations, realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•	accelerated depreciation of $11.7 associated with our initiatives to realign certain distribution operations and close certain manufacturing operations.
Of the total costs to implement, $71.2 was recorded in selling, general and administrative expenses and $9.5 was recorded in cost of sales for 2010.
Restructuring Charges – 2011
During 2011, we recorded total costs to implement of $40.0 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net charge of $3.4 primarily for employee-related costs, including severance and pension benefits;

•
implementation costs of $27.2 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations, realign certain support functions to a more regional basis and realignment of certain manufacturing facilities; and

•
accelerated depreciation of $14.6 associated with our initiatives to realign certain distribution operations and close certain manufacturing operations, offset by a net gain of $5.2 primarily due to the sale of land and a building in Germany.

Of the total costs to implement, $28.8 was recorded in selling, general and administrative expenses and $11.2 was recorded in cost of sales for 2011. Most of these costs to implement are expected to result in future cash expenditure, with a majority of the cash payments to be made in 2012.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability balances for the initiatives under the 2005 and 2009 Restructuring Programs are shown below:

	Employee- Related Costs	Inventory Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2008	$93.6	$—	$.3	$93.9
2009 Charges	143.0	—	—	143.0
Adjustments	(12.5)	(.2)	—	(12.7)
Cash payments	(59.5)	—	(.2)	(59.7)
Non-cash write-offs	(17.9)	—	—	(17.9)
Foreign exchange	2.4	—	—	2.4
Balance December 31, 2009	$149.1	$(.2)	$.1	$149.0
2010 Charges	63.0	—	1.6	64.6
Adjustments	(23.3)	—	—	(23.3)
Cash payments	(47.7)	—	(1.5)	(49.2)
Non-cash write-offs	(1.7)	—	—	(1.7)
Foreign exchange	(3.5)	—	—	(3.5)
Balance December 31, 2010	$135.9	$(.2)	$.2	$135.9
2011 Charges	13.4	—	12.2	25.6
Adjustments	(21.3)	—	(.9)	(22.2)
Cash payments	(52.1)	—	(12.0)	(64.1)
Non-cash write-offs	.3	—	—	.3
Foreign exchange	(1.6)	—	—	(1.6)
Balance December 31, 2011	$74.6	$(.2)	$(.5)	$73.9

Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented. Inventory write-offs relate to exited businesses.
The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 and 2009 Restructuring Programs, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$494.8	$10.8	$7.2	$11.6	$21.4	$545.8
Charges to be incurred on approved initiatives	6.9	—	—	—	.6	7.5
Total expected charges on approved initiatives	$501.7	$10.8	$7.2	$11.6	$22.0	$553.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The charges, net of adjustments, of initiatives approved to date under the 2005 and 2009 Restructuring Programs by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$22.4	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	14.2	29.5	192.1
2007	14.9	7.0	4.7	65.1	4.9	12.7	109.3
2008	1.9	(1.1)	1.7	19.0	(.7)	(3.0)	17.8
2009	19.2	26.7	25.1	27.4	19.9	12.0	130.3
2010	13.6	17.8	.3	(1.1)	(.3)	11.0	41.3
2011	2.1	(1.1)	1.0	.9	(.3)	.8	3.4
Charges recorded to date	$89.8	$118.0	$40.7	$168.1	$60.1	$69.1	$545.8
Charges to be incurred on approved initiatives	4.4	—	1.9	1.3	(.1)	—	7.5
Total expected charges on approved initiatives	$94.2	$118.0	$42.6	$169.4	$60.0	$69.1	$553.3
As noted previously, we expect to record total costs to implement of approximately $510 before taxes for all restructuring initiatives under the 2005 Restructuring Program and in the range of $300 to $310 before taxes for all restructuring initiatives under the 2009 Restructuring Program, in each case including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation. These future costs are expected to be more than offset by gains on the sales of properties exited due to restructuring initiatives.

NOTE 16. Contingencies
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

In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $34 from $80, including penalties and accruing interest, at the exchange rate on December 31, 2011. We have appealed this decision to the second administrative level. In the event that the 2002 assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome in respect of this and any additional assessments that may be issued for subsequent periods.

As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act (“FCPA”) and related U.S. and foreign laws in China and additional countries. The internal investigation, which is being conducted under the oversight of our Audit Committee, began in June 2008. As we reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice to advise both agencies of our internal investigation. We are continuing to cooperate with both agencies and inquiries by them, including but not limited to, signing tolling agreements, translating and producing documents and assisting with interviews.

As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of other countries selected to represent each of the Company's

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On October 26, 2011, the Company received a subpoena from the SEC requesting documents and information in connection with a Regulation FD investigation of the Company's contacts and communications with certain financial analysts and other representatives of the financial community during 2010 and 2011. The Company was also advised that a formal order of investigation was issued by the SEC relating to the FCPA matters described above and the Regulation FD matters that are referenced in the subpoena. The Company intends to cooperate fully with the SEC's investigation. We also have commenced an internal investigation, which is being conducted by outside counsel under the oversight of our Audit Committee, in connection with the Regulation FD matters.

In connection with the ongoing internal investigations and compliance reviews described above, certain personnel actions have been taken and additional personnel actions may be taken in the future. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigations and compliance reviews and government's investigation. In light of the fact that, among other things, the internal investigations and compliance reviews are ongoing, we are unable to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome.

Beginning in July and August 2010, several derivative actions were filed against certain present or former officers and/or directors of the Company. Two of these actions were filed in state court (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010) and Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). These actions allege breach of fiduciary duty, abuse of control, waste of corporate assets, and, in one complaint, unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought in one or both of these derivative complaints includes certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. We are unable to predict the outcome of these matters. Three federal court derivative actions were also filed and then consolidated (Murray C. White, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CV-5560); County of York Employees Retirement Plan, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (originally filed in the New York Supreme Court, New York County, Index No. 651065/2010 and refiled in the United States District Court for the Southern District of New York, 10-CIV-5933); and IBEW Local 1919 Pension Fund, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, 10-CIV-6256)). The amended consolidated shareholder derivative complaint alleged breach of fiduciary duty, unjust enrichment and proxy disclosure violations (and sought rescission of compensation on account of such proxy violations), relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought included certain declaratory and equitable relief, restitution and damages (including rescission). On February 14, 2012, on motion of plaintiffs, the court dismissed these claims without prejudice.

On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against certain present or former officers and/or directors of the Company. The complaint is brought on behalf of a purported class consisting of all persons or entities who either (1) were Avon shareholders as of the close of business on March 17, 2011, March 17, 2010, March 18, 2009, March 14, 2008, or March 15, 2007 and therefore were eligible to vote proxies or (2) purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including May 24, 2011. The complaint asserts violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Pursuant to a stipulated scheduling order, lead plaintiffs are to file an amended complaint no later than March 16, 2012, and a schedule has been set for defendants to answer, move to dismiss or otherwise respond. In light of, among other

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome.

With respect to the above-described internal investigations, compliance reviews, government's investigation and the derivative and class action matters, under some circumstances, adverse outcomes could be material to our consolidated financial position, results of operations or cash flows.

Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2011, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 17. Goodwill and Intangible Assets
In July 2010, we acquired substantially all the assets and liabilities of Silpada Designs, Inc. (“Silpada”), for approximately $650 in cash, plus a potential additional payment in early 2015 based on the achievement of earnings growth of the Silpada North America business during the periods between 2012 through 2014. Silpada is included within our North America segment. The purchase price allocation resulted in goodwill of $314.7, indefinite-lived trademarks of $150.0 and customer relationships of $172.8. The customer relationships have an average 10-year useful life. At the date of the acquisition, a liability of approximately $26 was recorded associated with this potential additional consideration (“contingent consideration”), based on a valuation of the estimated fair value of the liability after probability-weighting and discounting various potential payments. At December 31, 2010, we estimated that the fair value of the contingent consideration liability was $11, and zero at December 31, 2011. The changes in the fair value of the contingent consideration were recorded within selling, general and administrative expenses in the respective periods.
In March 2010, we acquired Liz Earle Beauty Co. Limited (“Liz Earle”). The acquired business is included in our Western Europe, Middle East & Africa operating segment. The purchase price allocation resulted in goodwill of $123.6, indefinite-lived trademarks of $22.8, licensing agreements of $8.7 and customer relationships of $4.7. The licensing agreements and customer relationships have a weighted average 8-year useful life.
The following unaudited pro forma summary presents the Company’s consolidated information as if Silpada and Liz Earle had been acquired on January 1, 2009, and on January 1, 2010:

	2010	2009
Pro forma Revenue Results including Acquisitions	$10,975.8	$10,473.3
Pro forma Operating Profit Results including Acquisitions	1,084.9	1,051.6
Pro forma Income from continuing operations, net of tax Results including Acquisitions	601.9	648.2

In the second quarter of 2011, due to the impact of rising silver prices and declines in revenues relative to our internal forecasts, we completed an interim impairment assessment of the fair value of goodwill and an indefinite-lived intangible asset related to Silpada. Based upon this interim analysis, the estimated fair value of the Silpada reporting unit and its trademark exceeded their respective carrying value. In the third quarter of 2011, we considered whether any circumstances existed that would more likely than not reduce the estimated fair values of the Silpada reporting unit and its trademark below their respective carrying values and concluded another interim impairment analysis was not considered necessary.
During our year-end 2011 close process, we completed our annual goodwill and indefinite-lived intangible assets impairment assessments as of November 30, 2011 and subsequently determined that the goodwill associated with Silpada was impaired. Specifically, the results of our annual impairment testing during the quarter ended December 31, 2011, indicated that the estimated fair value of our Silpada reporting unit was less than its respective carrying amount. The test to evaluate goodwill for impairment is a two step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment. As a result of our impairment testing, we recorded an estimated non-cash before tax impairment charge of $198.0 ($125.1 after tax) to reduce the carrying amount of goodwill for Silpada to estimated fair value. Following the impairment charge, the carrying value of the Silpada goodwill was $116.7.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our impairment testing for indefinite lived intangible assets during the quarter ended December 31, 2011, also indicated a decline in the fair value of our Silpada trademark intangible asset below its respective carrying value. This resulted in a non-cash before tax impairment charge of $65.0 ($41.1 after tax) to reduce the carrying amount of this asset to its respective fair value. Following the impairment charge, the carrying value of the Silpada trademark was $85.0.

The impairment analyses performed for goodwill and indefinite-lived intangible assets require several estimates in computing the estimated fair value of a reporting unit and an indefinite-lived intangible asset. We use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach a market place participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair value of Silpada included the discount rate (based on the weighted-average cost of capital), revenue growth, silver prices, and Representative growth and activity rates. The fair value of the Silpada trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. A decline in Silpada expected future cash flows and growth rates or a change in the risk-adjusted discount rate used to fair value expected future cash flows may result in additional impairment charges for the goodwill and the indefinite-lived trademark.

Following weaker than expected performance in the fourth quarter, we lowered our revenue and earnings projections for Silpada largely due to the rise in silver prices, which nearly doubled since the acquisition, and the negative impact of pricing on revenues and margins. The decline in the fair values of the Silpada reporting unit and the underlying trademark was driven by the reduction in the forecasted growth rates and cash flows used to estimate fair value.

Goodwill

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	Total
Balance at December 31, 2010	$314.7	$113.5	$158.5	$8.4	$80.0	$675.1
Impairment	(198.0)	—	—	—	—	(198.0)
Adjustments	—	—	(2.8)	—	—	(2.8)
Foreign exchange	—	(1.7)	(2.4)	(.9)	3.8	(1.2)
Balance at December 31, 2011	$116.7	$111.8	$153.3	$7.5	$83.8	$473.1
Intangible assets

	2011		2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$221.8	$(65.2)	$221.9	$(45.6)
Licensing agreements	58.2	(47.4)	58.5	(46.1)
Noncompete agreements	8.1	(6.6)	8.2	(6.8)
Trademarks	6.6	(4.0)	6.6	(1.8)
Indefinite-Lived Trademarks	108.4	—	173.4	—
Total	$403.1	$(123.2)	$468.6	$(100.3)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate Amortization Expense:
2011	$21.5
2010	13.1
2009	14.8
Estimated Amortization Expense:
2012	$23.6
2013	21.4
2014	20.6
2015	20.0
2016	19.3

NOTE 18. Supplemental Balance Sheet Information
At December 31, 2011 and 2010, prepaid expenses and other included the following:

Prepaid expenses and other	2011	2010
Deferred tax assets (Note 7)	$319.0	$347.4
Receivables other than trade	142.8	145.9
Prepaid taxes and tax refunds receivable	192.0	247.1
Prepaid brochure costs, paper and other literature	126.9	121.4
Short-term investments	18.0	17.1
Property held for sale	4.7	12.8
Interest-rate swap agreements interest (Notes 8 and 9)	18.8	20.9
Other	108.7	112.6
Prepaid expenses and other	$930.9	$1,025.2
At December 31, 2011 and 2010, other assets included the following:

Other assets	2011	2010
Deferred tax assets (Note 7)	$759.5	$544.3
Investments	44.4	47.6
Deferred software (Note 1)	176.7	140.6
Interest-rate swap agreements (Notes 8 and 9)	153.6	103.9
Other	177.5	182.2
Other assets	$1,311.7	$1,018.6
NOTE 19. Results of Operations by Quarter (Unaudited)

2011	First (1)	Second	Third	Fourth (1)	Year
Total revenue	$2,629.1	$2,856.4	$2,762.4	$3,043.7	$11,291.6
Gross profit	1,679.3	1,838.4	1,764.1	1,861.2	7,143.0
Operating profit (2)	246.5	316.6	278.6	12.9	854.6
Income (loss) from continuing operations, before tax	224.9	293.7	241.3	(17.3)	742.6
Income from continuing operations, net of tax	152.2	208.7	165.2	.3	526.4
Discontinued operations, net of tax	(8.6)	—	—	—	(8.6)
Net income attributable to noncontrolling interest	—	(2.5)	(1.0)	(.7)	(4.2)
Net income (loss) attributable to Avon	143.6	206.2	164.2	(.4)	513.6

Earnings (loss) per share from continuing operations
Basic	$.35	$.48	$.38	$—	$1.20	(3)
Diluted	$.35	$.47	$.38	$—	$1.20	(3)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010	First	Second	Third	Fourth (1)	Year
Total revenue	$2,446.3	$2,628.5	$2,612.4	$3,175.6	$10,862.8
Gross profit	1,511.6	1,666.4	1,679.4	1,964.1	6,821.5
Operating profit (2)	191.5	266.4	259.3	355.9	1,073.1
Income from continuing operations, before tax	126.3	249.1	236.1	333.9	945.4
Income from continuing operations, net of tax	42.7	165.0	167.2	220.3	595.2
Discontinued operations, net of tax	.6	4.2	.3	9.0	14.1
Net (income) loss attributable to noncontrolling interest	(.8)	(1.6)	(.8)	.2	(3.0)
Net income attributable to Avon	42.5	167.6	166.7	229.5	606.3

Earnings per share from continuing operations
Basic	$.10	$.38	$.38	$.51	$1.37	(3)
Diluted	$.10	$.38	$.38	$.50	$1.36	(3)
(1) As discussed in Note 1, Description of the Business and Summary of Significant Accounting Policies, we recorded out-of-period adjustments during the first quarter of 2011 associated with Discontinued operations, net of tax for prior periods resulting in a charge of approximately $9, which would have decreased Discontinued operations, net of tax during the fourth quarter of 2010 by approximately $13 and increased a prior period by approximately $4.

During the fourth quarter of 2011, we recorded adjustments of approximately $25 before tax ($17 after tax) of which approximately $14 before tax ($10 after tax) related to prior quarters of 2011 and was primarily associated with inventory in our Brazil operations. The remaining fourth quarter out-of-period adjustments of approximately $11 before tax ($7 after tax) related to prior years.

During the other quarters of 2011, we also recorded out-of-period adjustments in the aggregate of approximately $10 before tax ($7 after tax) that related to prior years.

We evaluated the out-of-period adjustments, both individually and in the aggregate, in relation to the periods in which they were corrected, as well as the periods in which they originated and concluded that these adjustments are immaterial to both the consolidated quarterly and annual financial statements for all impacted periods.

(2) Operating profit by quarter was impacted by the following:

2011	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$1.2	$3.5	$3.5	$3.0	$11.2
Selling, general and administrative expenses	13.5	8.5	1.1	5.7	28.8
Total costs to implement restructuring initiatives	$14.7	$12.0	$4.6	$8.7	$40.0
Impairment of Silpada goodwill and intangible asset	$—	$—	$—	$263.0	$263.0

2010	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$2.5	$2.2	$2.2	$2.6	$9.5
Selling, general and administrative expenses	2.7	8.2	4.6	55.7	71.2
Total costs to implement restructuring initiatives	$5.2	$10.4	$6.8	$58.3	$80.7
Venezuelan special items	$39.1	$33.4	$7.0	$—	$79.5
(3) The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2011, 2010 and 2009

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2011
Allowance for doubtful accounts receivable	$148.8	$247.2		—	$257.6	(1)	$138.4
Allowance for sales returns	83.2	—		446.6	493.7	(2)	36.1
Allowance for inventory obsolescence	126.7	128.1		—	103.2	(3)	151.6
Deferred tax asset valuation allowance	462.7	83.4	(4)	—	—		546.1
2010
Allowance for doubtful accounts receivable	$132.4	$215.7		$—	$199.3	(1)	$148.8
Allowance for sales returns	32.7	—		424.1	373.6	(2)	83.2
Allowance for inventory obsolescence	114.9	131.1		—	119.3	(3)	126.7
Deferred tax asset valuation allowance	370.2	92.5	(4)	—	—		462.7
2009
Allowance for doubtful accounts receivable	$101.9	$221.2		$—	$190.7	(1)	$132.4
Allowance for sales returns	25.5	—		370.5	363.3	(2)	32.7
Allowance for inventory obsolescence	97.0	120.0		—	102.1	(3)	114.9
Deferred tax asset valuation allowance	269.4	100.8	(4)	—	—		370.2

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product destroyed and foreign currency translation adjustment.

(3)	Obsolete inventory destroyed and foreign currency translation adjustment.

(4)	Increase in valuation allowance for tax loss carryforward benefits that are not more likely than not to be realized in the future.