Form 10-Q
period 2012-03-31
AVON PRODUCTS INC
filed 2012-05-01
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at March 31, 2012 was 431,800,881

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2012	March 31, 2011
Net sales	$2,532.8	$2,591.5
Other revenue	42.6	37.6
Total revenue	$2,575.4	$2,629.1
Costs, expenses and other:
Cost of sales	1,009.8	949.8
Selling, general and administrative expenses	1,494.1	1,432.8
Operating profit	71.5	246.5
Interest expense	24.6	22.7
Interest income	(3.9)	(4.8)
Other expense, net	10.0	3.7
Total other expenses	30.7	21.6
Income from continuing operations, before taxes	40.8	224.9
Income taxes	(13.2)	(72.7)
Income from continuing operations, net of tax	27.6	152.2
Discontinued operations, net of tax	—	(8.6)
Net income	27.6	143.6
Net income attributable to noncontrolling interest	(1.1)	—
Net income attributable to Avon	$26.5	$143.6
Earnings per share:
Basic from continuing operations	$0.06	$0.35
Basic from discontinued operations	—	(0.02)
Basic attributable to Avon	$0.06	$0.33
Diluted from continuing operations	$0.06	$0.35
Diluted from discontinued operations	—	(0.02)
Diluted attributable to Avon	$0.06	$0.33
Cash dividends per common share	$0.23	$0.23
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2012	March 31, 2011
Net income	$27.6	$143.6
Other comprehensive income:
Foreign currency translation adjustments	124.9	99.5
Change in derivative losses on cash flow hedges, net of taxes of $0.5 and $0.5	1.0	1.0
Change in derivative losses on net investment hedge	(0.3)	—
Adjustments for amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $4.4 and $3.9	9.3	7.9
Total other comprehensive income, net of taxes	134.9	108.4
Comprehensive income	162.5	252.0
Less: comprehensive income attributable to noncontrolling interest	0.6	0.2
Comprehensive income attributable to Avon	$161.9	$251.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$1,215.2	$1,245.1
Accounts receivable, net	760.1	761.5
Inventories	1,250.8	1,161.3
Prepaid expenses and other	917.8	930.9
Total current assets	$4,143.9	$4,098.8
Property, plant and equipment, at cost	2,779.2	2,708.8
Less accumulated depreciation	(1,189.9)	(1,137.3)
Property, plant and equipment, net	1,589.3	1,571.5
Goodwill	487.3	473.1
Other intangible assets, net	275.0	279.9
Other assets	1,287.8	1,311.7
Total assets	$7,783.3	$7,735.0
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$1,180.7	$849.3
Accounts payable	849.1	850.2
Accrued compensation	214.1	217.1
Other accrued liabilities	647.9	663.6
Sales and taxes other than income	236.2	212.4
Income taxes	26.1	98.4
Total current liabilities	3,154.1	2,891.0
Long-term debt	2,201.8	2,459.1
Employee benefit plans	590.2	603.0
Long-term income taxes	64.8	67.0
Other liabilities	120.9	129.7
Total liabilities	$6,131.8	$6,149.8
Contingencies (Note 5)
Shareholders’ Equity
Common stock	$188.2	$187.3
Additional paid-in capital	2,089.0	2,077.7
Retained earnings	4,652.3	4,726.1
Accumulated other comprehensive loss	(719.5)	(854.4)
Treasury stock, at cost	(4,573.9)	(4,566.3)
Total Avon shareholders’ equity	1,636.1	1,570.4
Noncontrolling interest	15.4	14.8
Total shareholders’ equity	$1,651.5	$1,585.2
Total liabilities and shareholders’ equity	$7,783.3	$7,735.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Net income	$27.6	$143.6
Discontinued operations, net of tax	—	8.6
Income from continuing operations	$27.6	$152.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.5	55.4
Provision for doubtful accounts	74.0	61.7
Provision for obsolescence	28.3	24.1
Share-based compensation	10.7	12.0
Deferred income taxes	(26.2)	(19.7)
Other	13.4	11.0
Changes in assets and liabilities:
Accounts receivable	(44.0)	(23.4)
Inventories	(80.1)	(142.0)
Prepaid expenses and other	37.2	(22.6)
Accounts payable and accrued liabilities	(60.7)	(55.3)
Income and other taxes	(46.6)	(19.8)
Noncurrent assets and liabilities	(27.1)	(65.2)
Net cash used by operating activities of continuing operations	(33.0)	(31.6)
Cash Flows from Investing Activities
Capital expenditures	(45.7)	(55.3)
Disposal of assets	4.5	3.0
Purchases of investments	(0.1)	(0.1)
Proceeds from sale of investments	—	3.0
Net cash used by investing activities of continuing operations	(41.3)	(49.4)
Cash Flows from Financing Activities*
Cash dividends	(100.0)	(98.7)
Debt, net (maturities of three months or less)	50.2	520.3
Proceeds from debt	66.4	27.5
Repayment of debt	(41.1)	(554.6)
Interest rate swap termination	43.6	—
Proceeds from exercise of stock options	4.2	7.3
Excess tax benefit realized from share-based compensation	(2.2)	0.7
Repurchase of common stock	(7.4)	(5.8)
Net cash provided (used) by financing activities of continuing operations	13.7	(103.3)
Cash Flows from Discontinued Operations
Net cash provided by investing activities of discontinued operations	—	2.3
Net cash provided by discontinued operations	—	2.3
Effect of exchange rate changes on cash and equivalents	30.7	17.4
Net decrease in cash and equivalents	(29.9)	(164.6)
Cash and equivalents at beginning of year	$1,245.1	$1,179.9
Cash and equivalents at end of period	$1,215.2	$1,015.3

*	Non-cash financing activities in 2012 and 2011 included the change in fair market value of interest-rate swap agreements of $(4.5) and $(15.9), respectively.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We consistently applied the accounting policies described in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”) in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2011 Form 10-K. When used in these notes, the terms “Avon,” “Company,” “we” or “us” mean Avon Products, Inc.
For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.

New Accounting Standards Implemented
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for Avon as of January 1, 2012 and did not have a significant impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. In addition, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the requirement to present components of reclassifications of comprehensive income on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. Both ASU 2011-05 and 2011-12 are effective as of January 1, 2012 for Avon and did not have a significant impact on our financial statements, other than presentation.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests for Avon as of January 1, 2012 and will not have a significant impact on our financial statements.

Out-of-Period Items
During the first quarter of 2012, we recorded an out-of-period adjustment which decreased net income by approximately $14 before tax ($10 after tax) which related to 2011 and was associated with bad debt expense in our South Africa operations. We also identified and recorded other various out-of-period adjustments during the first quarter of 2012 (primarily related to cost of sales and selling, general and administrative expenses) that related to prior years. The net impact of these other items decreased net income for the first quarter of 2012 by approximately $3 before tax ($3 after tax). We evaluated the total out-of-period adjustments impacting the first quarter of 2012 of approximately $17 before tax ($13 after tax), both individually and in the aggregate, in relation to the current period, which is when they were corrected, as well as the period in which they originated and concluded that these adjustments are not material to both the consolidated quarterly and annual financial statements for all impacted periods.

During the first quarter of 2011, the Company determined that the net after tax gain on sale of Avon Products Company Limited (“Avon Japan”), reported in our financial statements for the year ended December 31, 2010, should have been reported as a net after tax loss of $3, to correctly include all balances relating to Avon Japan that were previously included in Accumulated Other Comprehensive Loss (“AOCI”). In addition, in the first quarter of 2011 the Company released a liability relating to a previously owned health care business, which should have been released in a prior period, resulting in a $4 increase in net income. The results of these businesses were originally reported within discontinued operations upon disposition. The net impact of these

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

two items decreased net income for the first quarter of 2011 by $9. We evaluated the total out-of-period adjustments impacting the first quarter of 2011 in relation to the period in which they were corrected, as well as the period in which they originated and concluded that these adjustments are immaterial to both the consolidated quarterly and annual financial statements for all impacted periods.

2. EARNINGS PER SHARE AND SHARE REPURCHASES
We compute earnings per share ("EPS") using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net income allocated to common shareholders by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

	Three Months Ended
	March 31,
(Shares in millions)	2012	2011
Numerator from continuing operations
Income from continuing operations less amounts attributable to noncontrolling interests	$26.5	$152.2
Less: Earnings allocated to participating securities	(0.8)	(1.3)
Income from continuing operations allocated to common shareholders	25.7	150.9
Numerator from discontinued operations
Loss from discontinued operations plus/less amounts attributable to noncontrolling interests	$—	$(8.6)
Less: Earnings allocated to participating securities	—	—
Loss allocated to common shareholders	—	(8.6)
Numerator attributable to Avon
Income attributable to Avon less amounts attributable to noncontrolling interests	$26.5	$143.6
Less: Earnings allocated to participating securities	(0.8)	(1.3)
Income allocated to common shareholders	25.7	142.3
Denominator:
Basic EPS weighted-average shares outstanding	431.3	429.8
Diluted effect of assumed conversion of stock options	0.8	2.2
Diluted EPS adjusted weighted-average shares outstanding	432.1	432.0
Earnings per Common Share from continuing operations:
Basic	$0.06	$0.35
Diluted	$0.06	$0.35
Loss per Common Share from discontinued operations:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)
Earnings per Common Share attributable to Avon:
Basic	$0.06	$0.33
Diluted	$0.06	$0.33
At March 31, 2012 and 2011, we did not include stock options to purchase 22.0 million shares and 18.7 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would have been anti-dilutive.
We purchased approximately 0.4 million shares of Avon common stock for $7.4 during the first three months of 2012, as compared to approximately 0.3 million shares of Avon common stock for $5.8 during the first three months of 2011 under our previously announced share repurchase program and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

3. INVENTORIES

Components of Inventories	March 31, 2012	December 31, 2011
Raw materials	$405.1	$361.7
Finished goods	845.7	799.6
Total	$1,250.8	$1,161.3

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$3.8	$3.3	$4.5	$4.1	$.5	$.3
Interest cost	7.4	8.1	9.8	10.1	1.5	1.1
Expected return on plan assets	(9.2)	(9.1)	(9.8)	(10.3)	—	(.3)
Amortization of prior service credit	(.1)	(.1)	(.4)	(.3)	(3.3)	(2.4)
Amortization of actuarial losses	11.8	11.9	4.4	3.5	1.0	.5
Net periodic benefit costs	$13.7	$14.1	$8.5	$7.1	$(.3)	$(.8)

We expect to contribute approximately $50 to $55 and $40 to $45 to our U.S. and non-U.S. pension and postretirement plans, respectively, for the full year of 2012. As of March 31, 2012, we made approximately $2 and $5 of contributions to the U.S. and non-U.S pension and postretirement plans, respectively. We anticipate contributing approximately $48 to $53 and $35 to $40 to fund our U.S. and non-U.S. pension and postretirement plans, respectively, during the remainder of 2012. Our funding requirements may be impacted by regulations or interpretations thereof.

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

In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $35 from $83, including penalties and accruing interest, at the exchange rate on March 31, 2012. We have appealed this decision to the second administrative level. In the event that the 2002 assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome in respect of this and any additional assessments that may be issued for subsequent periods.

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

In connection with the ongoing internal investigations and compliance reviews described above, certain personnel actions have been taken and additional personnel actions may be taken in the future. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigations and compliance reviews and government's investigation. In light of the fact that, among other things, these matters are ongoing, we are unable to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome.

In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). These actions allege breach of fiduciary duty, abuse of control, waste of corporate assets, and, in one complaint, unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or both of these derivative complaints includes certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. We are unable to predict the outcome of these matters.
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs have filed an amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The amended complaint names the Company and two individual defendants and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Pursuant to a scheduling stipulation, defendants' answer, motion to dismiss or other response is due June 14, 2012. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome.
In April 2012, several purported shareholders' class actions were filed against the Company and certain present or former directors of the Company in New York Supreme Court, New York County (Pritika v. Jung, et al., Index No. 651072/2012; Feinman v. Avon Products, Inc., et al., Index No. 651087/2012; Gaines v. Jung, et al., Index No. 651097/2012; Schwartz v.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Avon Products, Inc., et al., 651152/2012). In addition, one purported shareholder's class action filed against current directors of the Company in New York Supreme Court, New York County also asserted a derivative claim (Robaczynki, individually and on behalf of all others similarly situated and derivatively on behalf of Avon Products, Inc. v. Jung, et al. and Avon Products, Inc. as nominal defendant, Index No. 651176/2012). All of these actions allege breach of fiduciary duty by defendants in connection with responses to expressions of interest by Coty, Inc. in acquiring the Company and seek certain declaratory and injunctive relief. On April 13, 2012, plaintiff Gaines discontinued his action. The parties in the remaining cases have agreed by stipulation to consolidate all remaining actions and to certain other procedural matters. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of the class action claims and are unable to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome. The Company is a nominal defendant on the purported derivative claim asserted by plaintiff Robaczynki, and no relief is sought against the Company on that claim.
With respect to the above-described internal investigations, compliance reviews, government's investigation and the derivative and class action matters, under some circumstances, adverse outcomes could be material to our consolidated financial position, results of operations or cash flows.
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2012, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. SEGMENT INFORMATION
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
	2012		2011
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,138.8	$50.0	$1,131.4	$139.5
North America	490.3	4.6	512.3	27.8
Central & Eastern Europe	394.6	62.6	411.8	76.9
Western Europe, Middle East & Africa	330.0	(6.1)	346.3	34.1
Asia Pacific	221.7	15.4	227.3	19.9
Total from operations	$2,575.4	$126.5	$2,629.1	$298.2
Global and other	—	(55.0)	—	(51.7)
Total	$2,575.4	$71.5	$2,629.1	$246.5

Effective April 1, 2012, Central & Eastern Europe and Western Europe, Middle East & Africa are being managed as a single operating segment. Therefore, beginning in the second quarter of 2012, this change decreases our number of reportable segments to four: Latin America; North America; Europe, Middle East & Africa; and Asia Pacific.
Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31,
	2012	2011
Beauty(1)	$1,858.6	$1,874.9
Fashion(2)	449.6	488.0
Home(3)	224.6	228.6
Net sales	$2,532.8	$2,591.5
Other revenue(4)	42.6	37.6
Total revenue	$2,575.4	$2,629.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.
Sales from Health and Wellness products and mark. are included among these categories based on product type.

7. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2012 and December 31, 2011, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2012	December 31, 2011
Deferred tax assets	$317.3	$319.0
Receivables other than trade	120.5	142.8
Prepaid taxes and tax refunds receivable	203.1	192.0
Prepaid brochure costs, paper and other literature	124.7	126.9
Short-term investments	18.5	18.0
Interest-rate swap agreements (Notes 10 and 11)	5.6	18.8
Other	128.1	113.4
Prepaid expenses and other	$917.8	$930.9
At March 31, 2012 and December 31, 2011, other assets included the following:

Components of Other Assets	March 31, 2012	December 31, 2011
Deferred tax assets	$779.6	$759.5
Investments	45.5	44.4
Deferred software	188.7	176.7
Interest-rate swap agreements (Notes 10 and 11)	103.2	153.6
Other	170.8	177.5
Other assets	$1,287.8	$1,311.7

8. RESTRUCTURING INITIATIVES
2005 and 2009 Restructuring Programs
We launched restructuring programs in late 2005 (the "2005 Restructuring Program") and in February 2009 (the "2009 Restructuring Program"). The 2005 and 2009 Restructuring Programs initiatives include:

•	enhancement of organizational effectiveness, including efforts to flatten the organization and bring senior management closer to consumers through a substantial organizational downsizing;

•	implementation of a global manufacturing strategy through facilities realignment;

•	implementation of additional supply chain efficiencies in distribution;

•	restructuring our global supply chain operations;

•	realigning certain local business support functions to a more regional base to drive increased efficiencies; and

•	streamlining of transactional and other services through outsourcing, moves to lower-cost countries, and reorganizing certain other functions.
We have approved and announced all of the initiatives that are part of our 2005 and 2009 Restructuring Programs. We believe that we have substantially realized the anticipated savings associated with our 2005 Restructuring Program, and we are on track to achieving our anticipated savings associated with our 2009 Restructuring Program. The savings achieved from these Restructuring Programs have been offset by investments in Representative Value Proposition and advertising. Since 2005, we

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

have recorded total costs to implement restructuring initiatives of $526.1 for actions associated with the 2005 Restructuring Program, but we expect our total costs when fully implemented to be approximately $520 when considering historical and future costs along with expected gains from sales of properties. With regards to the 2009 Restructuring Program, we have recorded total costs to implement restructuring initiatives of $261.4 since 2009 and expect total costs to fully implement to reach $300 to $310.
Restructuring Charges – First Quarter of 2012
During the three months ended March 31, 2012, we recorded total costs to implement of $5.5 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net benefit of $1.1, primarily for employee-related costs offset by adjustments to the reserve;

•	implementation costs of $4.3, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $2.3, associated with our initiatives to realign certain distribution operations.
Of the total costs to implement, $2.8 was recorded in selling, general, and administrative expenses and $2.7 was recorded in cost of sales for the three months ended March 31, 2012.
Restructuring Charges – First Quarter 2011
During the three months ended March 31, 2011, we recorded total costs to implement of $14.7 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net charge of $9.6, primarily for adjustments to the reserves for employee-related costs;

•	implementation costs of $9.0, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $1.6, associated with our initiatives to realign certain distribution operations, offset by a gain of $5.5 due to the sale of land and building in Germany.
Of the total costs to implement, $13.5 was recorded in selling, general and administrative expenses and $1.2 was recorded in cost of sales for the three months ended March 30, 2011.
The liability balances for the initiatives under the 2005 and 2009 Restructuring Programs are shown below:

	Employee- Related Costs	Inventory Write-offs	Contract Terminations/ Other	Total
Balance December 31, 2011	$74.6	$(.2)	$(.5)	$73.9
2012 Charges	.7	—	—	.7
Adjustments	(1.8)	—	—	(1.8)
Cash payments	(12.1)	—	—	(12.1)
Foreign exchange	1.1	—	—	1.1
Balance at March 31, 2012	$62.5	$(.2)	$(.5)	$61.8

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 and 2009 Restructuring Programs, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$493.7	$10.8	$7.2	$11.6	$21.4	$544.7
Charges to be incurred on approved initiatives	1.2	—	—	—	.3	1.5
Total expected charges on approved initiatives	$494.9	$10.8	$7.2	$11.6	$21.7	$546.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the 2005 and 2009 Restructuring Programs by reportable business segment were as follows:

	Latin America	North America	Central & Eastern Europe	Western Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2005	$3.5	$6.9	$1.0	$11.7	$22.4	$6.1	$51.6
2006	34.6	61.8	6.9	45.1	14.2	29.5	192.1
2007	14.9	7.0	4.7	65.1	4.9	12.7	109.3
2008	1.9	(1.1)	1.7	19.0	(.7)	(3.0)	17.8
2009	19.2	26.7	25.1	27.4	19.9	12.0	130.3
2010	13.6	17.8	.3	(1.1)	(.3)	11.0	41.3
2011	2.1	(1.1)	1.0	.9	(.3)	.8	3.4
First Quarter 2012	.1	(.9)	.2	(.5)	(.1)	.1	(1.1)
Charges recorded to date	$89.9	$117.1	$40.9	$167.6	$60.0	$69.2	$544.7
Charges to be incurred on approved initiatives	.2	(.4)	1.1	.7	(.1)	—	1.5
Total expected charges on approved initiatives	$90.1	$116.7	$42.0	$168.3	$59.9	$69.2	$546.2
As noted previously, we expect to record total costs to implement of approximately $520 before taxes for all restructuring initiatives under the 2005 Restructuring Program and in the range of $300 to $310 before taxes for all restructuring initiatives under the 2009 Restructuring Program, in each case including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation. These future costs are expected to be more than offset by gains on the sales of properties exited due to restructuring initiatives.

Additional Restructuring Charges
In an effort to improve operating performance, we identified certain actions in the first quarter of 2012 that we believe will enhance our operating model, reduce costs, and improve efficiencies. As a result of the analysis and the actions taken, we recorded total costs to implement this restructuring of $21.8 associated with approved initiatives, and the costs consisted of the following:

•	net charge of $18.8, primarily for employee-related costs;

•	implementation costs of $3.0, for professional service fees.
Total costs to implement were recorded in selling, general and administrative expenses for the three months ended March 31, 2012. Cash payments associated with these charges are expected to be made during 2012 and 2013.
The liability balance for these as of March 31, 2012 is as follows:

Employee- Related Costs
2012 Charges	$18.8
Cash payments	(2.0)
Foreign Exchange	(0.1)
Balance at March 31, 2012	$16.7
The total additional restructuring charges approved to date by reportable business segment were as follows: $4.6 in Latin America, $.8 in North America, $1.5 in Central & Eastern Europe, $1.6 in Western Europe, Middle East & Africa, $.7 in Asia Pacific, and $9.6 in Corporate.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

	North America	Latin America	Western Europe, Middle East & Africa	Central & Eastern Europe	Asia Pacific	Total
Gross balance at December 31, 2011	$314.7	$111.8	$153.3	$7.5	$83.8	$671.1
Accumulated impairments	(198.0)	—	—	—	—	(198.0)
Net balance at December 31, 2011	$116.7	$111.8	$153.3	$7.5	$83.8	$473.1

Changes during the period ended March 31, 2012:
Foreign exchange	$—	$9.4	$4.0	$.6	$.2	$14.2

Gross balance at March 31, 2012	$314.7	$121.2	$157.3	$8.1	$84.0	$685.3
Accumulated impairments	(198.0)	—	—	—	—	(198.0)
Net balance at March 31, 2012	$116.7	$121.2	$157.3	$8.1	$84.0	$487.3

Intangible assets

	March 31, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$224.9	$(72.9)	$221.8	$(65.2)
Licensing agreements	61.9	(51.4)	58.2	(47.4)
Noncompete agreements	8.5	(7.0)	8.1	(6.6)
Trademarks	6.6	(4.6)	6.6	(4.0)
Indefinite Lived Trademarks	109.0	—	108.4	—
Total	$410.9	$(135.9)	$403.1	$(123.2)

Estimated Amortization Expense:
2012	$23.6
2013	21.4
2014	20.6
2015	20.0
2016	19.3
Aggregate amortization expense during the three months ended March 31, 2012 was $5.4, compared to $6.2 for the same period of 2011.

10. FAIR VALUE
The fair value measurement provisions required by the Fair Value Measurements and Disclosures Topic of the Codification establish a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on our own assumptions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.9	$—	$1.9
Interest-rate swap agreements	—	103.2	103.2
Foreign exchange forward contracts	—	2.1	2.1
Total	$1.9	$105.3	$107.2
Liabilities:
Interest-rate swap agreements	$—	$6.2	$6.2
Foreign exchange forward contracts	—	6.3	6.3
Total	$—	$12.5	$12.5
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

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Silpada goodwill	$—	$—	$116.7	$116.7
Silpada indefinite-lived trademark	—	—	85.0	85.0
Total	$—	$—	$201.7	$201.7
In the fourth quarter of 2011, we completed the annual goodwill and indefinite-lived intangible assets impairment assessments and subsequently determined that the goodwill and indefinite-lived trademarks associated with Silpada were impaired. As a result, the carrying amount of Silpada's goodwill was reduced from $314.7 to its implied fair value of $116.7, resulting in an impairment charge of $198.0. In addition, the carrying amount of Silpada's indefinite-lived trademarks was reduced from $150.0 to its implied fair value of $85.0, resulting in an impairment charge of $65.0.
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

Fair Value of Financial Instruments
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2012 and December 31, 2011, respectively, consisted of the following:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,215.2	$1,215.2	$1,245.1	$1,245.1
Available-for-sale securities	1.9	1.9	1.8	1.8
Grantor trust cash and cash equivalents	.3	.3	.7	.7
Short term investments	18.5	18.5	18.0	18.0
Cash surrender value of supplemental life insurance	43.3	43.3	41.9	41.9
Debt maturing within one year	1,180.7	1,187.5	849.3	849.3
Long-term debt, net of related discount or premium	2,201.8	2,172.2	2,459.1	2,445.2
Foreign exchange forward contracts	(4.2)	(4.2)	(4.9)	(4.9)
Interest-rate swap agreements	97.0	97.0	147.6	147.6
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
Debt maturing within one year and long-term debt - The fair values of all debt and other financing were determined using Level 2 inputs based on indicative market prices.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2012:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$97.0	Other liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	—	Accounts payable	—
Total derivatives designated as hedges		$97.0		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$6.2	Other liabilities	$6.2
Foreign exchange forward contracts	Prepaid expenses and other	2.1	Accounts payable	6.3
Total derivatives not designated as hedges		$8.3		$12.5
Total derivatives		$105.3		$12.5

The following table presents the fair value of derivative instruments outstanding at December 31, 2011:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$147.6	Other liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	1.2	Accounts payable	—
Total derivatives designated as hedges		148.8		—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$6.0	Other liabilities	$6.0
Foreign exchange forward contracts	Prepaid expenses and other	4.4	Accounts payable	10.5
Total derivatives not designated as hedges		$10.4		$16.5
Total derivatives		$159.2		$16.5
When we become a party to a derivative instrument, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, a net investment hedge, or a non-hedge.
We assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in AOCI to earnings, in other expense, net on the Consolidated Statements of Income.
Interest Rate Risk
Our borrowings are subject to interest rate risk. We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements are designated as fair value hedges. At March 31, 2012 and December 31, 2011, we held interest-rate swap agreements that effectively converted approximately 54% and 74%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at March 31, 2012 and December 31, 2011 was approximately 71% and 82%, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements' termination date the aggregate favorable adjustment to the carrying value of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5. For the three months ended March 31, 2012, the net impact of the gain amortization was immaterial. The interest-rate swap agreements were terminated in order to increase our ratio of fixed rate debt.
At March 31, 2012, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,375. During the three months ended March 31, 2012, we recorded a net loss of $4.5 in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt. During the three months ended March 31, 2011, we recorded a net loss of $15.9 in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At March 31, 2012, we had interest-rate swap agreements that were not designated as hedges with notional amounts totaling $250. During the three months ended March 31, 2012, we recorded an immaterial net gain in other expense, net associated with these undesignated interest-rate swap agreements. During the three months ended March 31, 2011, we recorded an immaterial net gain in other expense, net associated with these undesignated interest-rate swap agreements.

There was no hedge ineffectiveness for the three months ended March 31, 2012 and 2011, related to these interest-rate swaps.

Foreign Currency Risk
The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, South African rand, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2012, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $312.7 for the euro, the Mexican peso, the British pound, the Peruvian new sol, the Hungarian forint, the Romanian leu, the Czech Republic koruna, and the New Zealand dollar.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three months ended March 31, 2012, we recorded a gain of $3.4 in other expense, net related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2012, we recorded a loss of $2.9 related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three months ended March 31, 2011, we recorded a gain of $15.7 in other expense, net related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2011, we recorded a loss of $14.2 related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also used a foreign exchange forward contract to hedge a portion of the net assets of a foreign subsidiary, which was effective as a hedge. A loss of $0.3 on the foreign exchange forward contract was recorded in AOCI for the three months ended March 31, 2012. The foreign exchange forward contract terminated in January 2012.

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
During the first three months of 2012, revenues declined 2% due to unfavorable foreign exchange. Constant $ revenues increased 1%. Sales of products in the Beauty category decreased 1% due to unfavorable foreign exchange, and increased 2% on a Constant $ basis. Active Representatives decreased 2%. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
We continue to experience increases in labor and commodity costs, including oil, silver and cotton. Our pricing strategies are helping to partially offset the resulting product cost increases but there is no assurance that we will be able to pass on product cost increases fully or immediately.
In an effort to improve operating performance, we identified certain actions in the first quarter of 2012 that we believe will enhance our operating model, reduce costs, and improve efficiencies. As a result of the analysis and the actions taken, we recorded total costs to implement this restructuring of $21.8. In connection with these actions, effective April 1, 2012, Central & Eastern Europe and Western Europe, Middle East & Africa are being managed as a single operating segment. Therefore, beginning in the second quarter of 2012, this change decreases our number of reportable segments to four: Latin America; North America; Europe, Middle East & Africa; and Asia Pacific. In connection with these actions, we expect to realize operating profit benefits of approximately $10 annually and cash flow benefits of approximately $7 after taxes beginning in 2013, which will likely be a mitigating factor against inflationary cost pressures.

NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2011
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
We present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin and effective tax rate on a non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a non-GAAP basis. We have provided a quantitative reconciliation of the difference between the non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. These non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company uses the non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of costs to implement (“CTI”) restructuring initiatives. The Company believes investors find the non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. See Note 8, Restructuring Initiatives for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Consolidated

	Three Months Ended March 31,
	2012	2011	%/Point Change
Total revenue	$2,575.4	$2,629.1	(2)%
Cost of sales	1,009.8	949.8	6%
Selling, general and administrative expenses	1,494.1	1,432.8	4%
Operating profit	71.5	246.5	(71)%
Interest expense	24.6	22.7	8%
Interest income	(3.9)	(4.8)	(19)%
Other expense, net	10.0	3.7	*
Net income attributable to Avon	26.5	143.6	(82)%
Diluted earnings per share attributable to Avon	.06	.33	(82)%
Advertising expenses(1)	$74.9	$82.0	(9)%

Gross margin	60.8%	63.9%	(3.1)
CTI restructuring	.1	—	.1
Adjusted Non-GAAP gross margin	60.9%	63.9%	(3.0)

Selling, general and administrative expenses as a % of total revenue	58.0%	54.5%	3.5
CTI restructuring	(1.0)	(.5)	(.5)
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	57.1%	54.0%	3.1

Operating profit	$71.5	$246.5	(71)%
CTI restructuring	27.3	14.7
Adjusted Non-GAAP operating profit	$98.8	$261.2	(62)%

Operating margin	2.8%	9.4%	(6.6)
CTI restructuring	1.1	.6	.5
Adjusted Non-GAAP operating margin	3.8%	9.9%	(6.1)

Effective tax rate	32.3%	32.3%	—
CTI restructuring	.6	.4	.2
Adjusted Non-GAAP effective tax rate	32.9%	32.8%	.1

Units sold			(1)%
Active Representatives			(2)%

Amounts in the table above may not necessarily sum because the computations are made independently.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Revenue
Total revenue decreased 2% in the three months ended March 31, 2012, with unfavorable foreign exchange contributing 3 percentage points to the revenue decrease. Constant $ revenue increased 1% due to an increase in average order of 3% driven by a higher net per unit, partly offset by a 2% decline in Active Representatives and a 1% decline in units sold.
On a category basis, the decrease in revenue for the three months ended March 31, 2012, was primarily driven by a decrease of 1% in Beauty sales due to unfavorable foreign exchange. On a Constant $ basis, the Beauty category increased 2%. Within the Beauty category, the growth rates were as follows:

	%Point Change
	US$	Constant $
Beauty Category:
Fragrance	(1)%	3%
Color	—	4
Skincare	(1)	2
Personal Care	(2)%	1%
Fashion sales decreased 8% due partially to unfavorable foreign exchange, and Home sales decreased 2% due to unfavorable foreign exchange. Constant $ sales of Fashion decreased 6%, and Constant $ sales of Home increased 1%.
See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
Gross Margin
For the three months ended March 31, 2012, gross margin and Adjusted Non-GAAP gross margin decreased by 310 basis points and 300 basis points, respectively, primarily due to the following:

•
decline of 250 basis points from higher supply chain costs, primarily caused by commodities (170 basis points), manufacturing overhead (50 basis points) which is due to higher labor costs due to wage inflation primarily in Latin America, and increased freight costs (30 basis points);

•	40 basis point negative impact of foreign currency; and

•	40 basis point negative impact of product mix and pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 2012 increased 350 basis points compared to the same period of 2011, while Adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue increased 310 basis points, primarily due to the following:

•
120 basis points from increased investments in Representative Value Proposition ("RVP"), primarily driven by investments in the One Simple Sales Model in the U.S. and an increased focus on Representative engagement in Brazil;

•	60 basis points from higher bad debt expense primarily due to a higher provision to increase reserves for bad debt in South Africa;

•	60 basis points from higher compensation costs, impacted by a bonus accrual reversal that occurred in 2011, as well as wage inflation in 2012; and

•	50 basis points from increased investment in brochures.
We have revised the definition of RVP to represent the expenses of activities directly associated with Representatives and sales leaders including the cost of incentives and sales aids (net of any fees charged). RVP no longer includes strategic investments such as the Service Model Transformation and Web enablement, and it no longer adjusts for the impact of volume.
See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Other Expense
Interest expense increased by 8% for the three months ended March 31, 2012, primarily due to higher outstanding debt balances. At March 31, 2012, we held interest-rate swap agreements that effectively converted approximately 54% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.
Interest income decreased by 19% for the three months ended March 31, 2012 primarily due to lower average interest rates.
Other expense, net, increased during the three months ended March 31, 2012 due to higher foreign exchange losses and the fee associated with the termination of two of our interest-rate swap agreements designated as fair value hedges.

Effective Tax Rate
The effective tax rate was 32.3% for both the three months ended March 31, 2012 and 2011. The effective tax rate for the three months ended March 31, 2012 includes a net benefit of 6.4 points from a reduction in a foreign tax liability, partially offset by 5.1 points due to audit settlements. Additionally, the 2012 rate was unfavorably impacted by a greater tax cost associated with the repatriation of current year earnings.

Segment Review
Latin America

	Three Months Ended March 31,
			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$1,138.8	$1,131.4	1%	5%
Operating profit	50.0	139.5	(64)%	(62)%
CTI restructuring	4.7	(2.3)
Adjusted Non-GAAP operating profit	54.7	137.2	(60)%	(58)%

Operating margin	4.4%	12.3%	(7.9)	(7.9)
CTI restructuring	.4	(.2)
Adjusted Non-GAAP operating margin	4.8%	12.1%	(7.3)	(7.3)

Units sold				(1)%
Active Representatives				2%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue for the three months ended March 31, 2012 increased due to higher average order as well as an increase in Active Representatives, partially offset by unfavorable foreign exchange. Average order benefited from higher advertising and the favorable impacts of pricing and mix, and Active Representatives benefited from increased investments in RVP. Revenue in Brazil declined 4% while revenue in Mexico grew 2% for the three months ended March 31, 2012, with both markets being negatively impacted by foreign exchange. Revenue in Venezuela grew 26%. Constant $ revenue during the three months ended March 31, 2012 benefited from growth of 26% in Venezuela, 10% in Mexico, and 2% in Brazil.
Brazil's performance continues to be pressured by lower than normal service levels. While service levels in Brazil have improved compared to the latter half of 2011, they are weaker than the first quarter of 2011. Brazil's sales of Beauty products were flat with prior year, but increased 6% in Constant $. Revenues in Brazil were positively impacted by higher Active Representatives, partially offset by lower average order due to uncompetitive pricing in Fashion and Home as well as lower service levels. Brazil sales were also negatively impacted by increased competition. Active Representative growth benefited from increased investments in RVP.
Constant $ revenue growth in Mexico for the three months ended March 31, 2012, was driven by higher average order as well an increase in Active Representatives. Revenue growth during the three months ended March 31, 2012 in Venezuela was the result of higher average order, benefiting from the inflationary impact on pricing, as well as an increase in Active Representatives. Additional information regarding our Venezuela operations is discussed in more detail below.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Operating margin for the three months ended March 31, 2012 was negatively impacted by .6 points as compared to the prior year period due to the negative impact of higher CTI restructuring. The decrease in Adjusted Non-GAAP operating margin for the three months ended March 31, 2012 was primarily driven by:

•
3.3 points of lower gross margin caused primarily by approximately .8 points from foreign exchange, .7 points from wage inflation, .6 points from commodities, primarily oil, and .6 points from higher obsolescence;

•	1.3 points from increased overhead primarily due to wage inflation;

•	1.2 points from increased investments in RVP, primarily in Brazil; and

•
1.1 points due to higher distribution costs primarily related to increases in compensation and transportation costs (.8 points) and external warehouse costs (.5 points), partially offset by the elimination of dual facilities (.3 points).

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
We account for Venezuela as a highly inflationary economy. At March 31, 2012, we had a net asset position of $191.9 associated with our operations in Venezuela, which included cash balances of approximately $217.8 of which approximately $214.9 was denominated in Bolívares remeasured at the March 31, 2012 official exchange rate and approximately $2.9 was denominated in U.S. dollars. Of the $191.9 net asset position, approximately $226.2 was associated with Bolívar-denominated monetary net assets and deferred income taxes. Additionally, during the first three months of 2012 Avon Venezuela’s revenue and operating profit represented approximately 5% of Avon’s consolidated revenue and 19% of Avon’s consolidated operating profit.
During the first three months of 2012, the exchange rate in the SITME market ranged within 5 to 6 Bolívares to the U.S. Dollar; however, as noted previously, access to U.S. Dollars in the SITME market is limited. To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued as of March 31, 2012, from the official rate of 4.3 to a rate of 9.0 Bolívares to the U.S. dollar, or an approximate 52% devaluation, our results will be negatively impacted as follows:

•
As a result of the use of a further devalued exchange rate for the remeasurement of Avon Venezuela’s revenues and profits, Avon’s annualized consolidated revenues would likely be negatively impacted by approximately 3% and annualized consolidated operating profit would likely be negatively impacted by approximately 5% prospectively, assuming no operational improvements occurred to offset the negative impact of a further devaluation.

•
Avon’s consolidated operating profit during the first twelve months following the devaluation, in this example, would likely be negatively impacted by approximately 11%, assuming no offsetting operational improvements. The larger negative impact on operating profit during the first twelve months as compared to the prospective impact is caused by costs of nonmonetary assets being carried at historic dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate.

•
We would likely incur an immediate charge of approximately $96.5 ($83.9 in “Other expenses, net” and $12.6 in “Income taxes”) associated with the $226.2 of Bolívar-denominated monetary net assets and deferred income taxes.

For the three months ended March 31, 2012, costs associated with acquiring goods that required settlement in U.S. dollars through the SITME markets in Venezuela included within operating profit were approximately $4. The amounts reported for costs associated with acquiring goods that required settlement in U.S. dollars through the parallel or SITME markets in Venezuela included within operating profit for the three months ended March 31, 2011, were approximately $4. Additionally, if the exchange rate in the SITME market is further devalued to a rate of 9.0 Bolívares to the U.S. dollar, or an alternative source of exchange becomes available at an unfavorable rate beyond the rate of 5.7 Bolívares to the U.S. dollar, our results could be negatively impacted, including an immediate charge of approximately $56, as well as higher ongoing costs.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

At March 31, 2012, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $129 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2011.

North America

	Three Months Ended March 31,
			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$490.3	$512.3	(4)%	(4)%
Operating profit	4.6	27.8	(83)%	(83)%
CTI restructuring	4.4	11.6
Adjusted Non-GAAP operating profit	9.0	39.4	(77)%	(77)%

Operating margin	.9%	5.4%	(4.5)	(4.5)
CTI restructuring	.9	2.3
Adjusted Non-GAAP operating margin	1.8%	7.7%	(5.9)	(5.8)

Units sold				1%
Active Representatives				(10)%
Amounts in the table above may not necessarily sum because the computations are made independently.
The North America segment consists of the North America Avon business and also includes the results of our Silpada business. Revenue in the North America Avon business for the three months ended March 31, 2012 declined 3% on a reported and Constant $ basis due to a decline in Active Representatives, partially offset by larger average order which benefited from increased Smart Value and giftable offerings. Sales of the North America Silpada business declined 17% on both a reported and Constant $ basis, due to declines in Active Representatives and average order. Sales of Beauty products declined 1%. Sales of non-Beauty products declined 10% during the three months ended March 31, 2012, impacted by the declines of the North America Silpada business, partially offset by the giftable offerings of the North America Avon business.

Operating margin for the three months ended March 31, 2012 as compared to the prior year period benefited by 1.4 points due to lower CTI restructuring. Adjusted Non-GAAP operating margin during the three months ended March 31, 2012 declined primarily due to:

•
3.2 points of lower gross margin caused primarily by 2.3 points from the negative impact of mix and pricing, and 1.2 points due to higher supply chain costs due to transportation and commodities, primarily cotton, oil, silver, and palm oil; and

•	2.8 points from increased investments in RVP, partly due to costs related to the One Simple Sales Model implementation in the U.S.
Within the North America Avon business, we are continuing to focus on field transformation as we have begun the move to a stronger multi-level leadership structure, as well as simplifying and enhancing the earnings opportunity for Representatives. As we focus on field transformation and redistricting, we expect variability in our financial results through 2012.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Central & Eastern Europe

	Three Months Ended March 31,
			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$394.6	$411.8	(4)%	—%
Operating profit	62.6	76.9	(19)%	(15)%
CTI restructuring	2.8	(2.9)
Adjusted Non-GAAP operating profit	65.4	74.0	(12)%	(8)%

Operating margin	15.9%	18.7%	(2.8)	(2.7)
CTI restructuring	.7	(.7)
Adjusted Non-GAAP operating margin	16.6%	18.0%	(1.4)	(1.3)

Units sold				(5)%
Active Representatives				(1)%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue for the three months ended March 31, 2012 decreased due to unfavorable foreign exchange. On a Constant $ basis revenue was flat, as a decline in Active Representatives was offset by higher average order. In Russia, revenue declined 1% due to unfavorable foreign exchange for the three months ended March 31, 2012. On a Constant $ basis revenue in Russia increased 1% for the three months ended March 31, 2012 due to an increase in Active Representatives.
Operating margin for the three months ended March 31, 2012 as compared to the prior year period was negatively impacted by 1.4 points due to higher CTI restructuring. On an Adjusted Non-GAAP basis, operating margin decreased during the three months ended March 31, 2012 primarily due to lower gross margin of .9 points, which was primarily due to commodity cost pressures, mainly oil and resin, as well as increased investment in brochures which negatively impacted operating margin by .7 points.

Western Europe, Middle East & Africa

	Three Months Ended March 31,
			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$330.0	$346.3	(5)%	1%
Operating (loss) profit	(6.1)	34.1	(118)%	(116)%
CTI restructuring	1.8	(.9)
Adjusted Non-GAAP operating (loss) profit	(4.3)	33.2	(113)%	(110)%

Operating margin	(1.8)%	9.8%	(11.6)	(11.0)
CTI restructuring	.5	(.3)
Adjusted Non-GAAP operating margin	(1.3)%	9.6%	(10.9)	(10.2)

Units sold				2%
Active Representatives				(4)%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue for the three months ended March 31, 2012 decreased due to unfavorable foreign exchange. On a Constant $ basis, revenue increased due to higher average order which was partially offset by a decline in Active Representatives. The region's Constant $ revenue growth for the three months ended March 31, 2012 was primarily due to significant growth in South Africa, which was partially offset by declines in the United Kingdom and continental Europe, partially reflecting a continued weak macroeconomic environment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

For the three months ended March 31, 2012 revenue in South Africa increased 15%, or 28% on a Constant $ basis, primarily due to higher average order as well as an increase in Active Representatives. In Turkey, revenue for the three months ended March 31, 2012 declined 13% primarily due to unfavorable foreign exchange, or 1% on a Constant $ basis due to a decline in Active Representatives partially offset by higher average order. For the three months ended March 31, 2012, revenue in the United Kingdom declined 6%, or 5% on a Constant $ basis, primarily due to a decline in Active Representatives, which was partially offset by higher average order.
Operating margin for the three months ended March 31, 2012 as compared to the prior year period was negatively impacted by .8 points from higher CTI restructuring. Adjusted Non-GAAP operating margin for the three months ended March 31, 2012 was negatively impacted by 6.7 points of higher bad debt expense primarily due to a higher provision to increase reserves for bad debt in South Africa as a result of growth in Representatives in new territories, of which 4.2 points was an out-of-period adjustment. Operating margin was also negatively impacted by lower gross margin, which was caused by a negative impact of approximately 4 points due to foreign exchange, primarily due to the weakening of the Turkish Lira against the Euro, and 1.1 points due to higher obsolescence.

Asia Pacific

	Three Months Ended March 31,
			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$221.7	$227.3	(2)%	(4)%
Operating profit	15.4	19.9	(23)%	(25)%
CTI restructuring	.7	(.5)
Adjusted Non-GAAP operating profit	16.1	19.4	(17)%	(20)%

Operating margin	6.9%	8.8%	(1.9)	(2.0)
CTI restructuring	.3	(.2)
Adjusted Non-GAAP operating margin	7.3%	8.5%	(1.2)	(1.5)

Units sold				(3)%
Active Representatives				(9)%
Amounts in the table above may not necessarily sum because the computations are made independently.
Total revenue for the three months ended March 31, 2012, decreased due to a decline in Active Representatives, partially offset by higher average order and favorable foreign exchange. Revenue grew 7% in the Philippines for the three months ended March 31, 2012, partially benefiting from favorable foreign exchange. Constant $ revenue in the Philippines grew 5% for the three months ended March 31, 2012, driven primarily by growth in Active Representatives. The region's results were negatively impacted by declines in China of 15%, or 18% in Constant $, during the three months ended March 31, 2012 as our transitioning to a direct-selling business is facing greater than expected challenges.
Operating margin for the three months ended March 31, 2012 was negatively impacted by .5 points as compared to the prior year period due to the negative impact of higher CTI restructuring. Adjusted Non-GAAP operating margin declined during the three months ended March 31, 2012, primarily driven by approximately 1.2 points due to lower revenues while continuing to incur overhead expenses that do not vary directly with revenue, and .5 points due to higher bad debt expense which was a result of growth in developing markets coming from new Representatives. Partially offsetting these items was lower investments in RVP, which had approximately .7 points of a favorable impact on operating margin.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Global Expenses

	Three Months Ended March 31,
	2012	2011	% Change
Total global expenses	$165.5	$168.0	(1)%
Allocated to segments	(110.5)	(116.3)	(5)%
Net global expenses	$55.0	$51.7	6%
CTI restructuring	$12.9	$9.7
Adjusted Non-GAAP net global expenses	$42.1	$42.0	—%
Total global expenses declined during the three months ended March 31, 2012 primarily due to lower marketing costs and lower benefit-related costs, partially offset by higher expenses associated with management incentive programs as well as higher costs to implement restructuring initiatives. Amounts allocated to segments decreased for the three month period ended March 31, 2012 primarily due to a decrease in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein, amounted to approximately $23.4 and $22.5 during the three months ended March 31, 2012 and 2011, respectively. While these fees are difficult to predict, they are expected to continue and may vary during the course of this investigation. These fees were not allocated to the segments. Please see "Risk Factors" contained in our Form 10-K for the year ended December 31, 2011 and Note 5 to the consolidated financial statements included herein, for more information regarding the FCPA investigation and other related matters.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under lines of credit, public offerings of notes, and a private placement. As disclosed in the Latin America Segment Review, at March 31, 2012, we held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $214.9 when translated at the official exchange rate. Currency restrictions enacted by the Venezuelan government have impacted our ability to repatriate dividends and royalties from our Venezuelan operations on a timely basis. We currently believe that existing cash outside of Venezuela, as well as cash to be generated from operations outside of Venezuela along with available sources of public and private financing are adequate to meet the Company’s anticipated requirements for general corporate needs. Substantially all of our cash and cash equivalents are held outside of the U.S., as it relates to undistributed earnings of certain foreign subsidiaries, a portion of which we intend to reinvest indefinitely in our foreign subsidiaries. If these indefinitely reinvested earnings were distributed to the U.S. parent as dividends, we may be subject to additional taxes. With respect to 2012, we have decided to not indefinitely reinvest any current year earnings of our foreign subsidiaries.
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

Our liquidity could also be impacted by dividends, capital expenditures, acquisitions, and certain contingencies described more fully in Note 5, Contingencies, to our consolidated financial statements included herein. At any given time, we may be in discussions and negotiations with potential acquisition candidates. Acquisitions may be accretive or dilutive and by their nature involve numerous risks and uncertainties. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

Cash Flows
Net Cash Used by Operating Activities
During the first three months of 2012, operating activities used $33.0 of cash as compared to $31.6 in 2011. Operating cash flow during the first three months of 2012 was negatively impacted by lower cash related net income and the unfavorable timing of collections of accounts receivable. Partially offsetting these unfavorable comparisons was a $75.0 contribution to the U.S. pension plan in 2011, the higher recovery of value added taxes in Brazil, and improvements in inventory levels.

Net Cash Used by Investing Activities
Net cash used by investing activities during the first three months of 2012 was $8.1 lower than during the first three months of 2011, primarily due to lower capital expenditures, which declined by $9.6, as 2011 included higher investment associated with new distribution facilities in Latin America.

Net Cash Provided/Used by Financing Activities
Net cash provided by financing activities of $13.7 during the first three months of 2012 compared favorably to cash used by financing activities of $103.3 during the first three months of 2011 primarily due to the scheduled repayment of our $500 principal amount of notes in 2011, which was partially offset by issuance of commercial paper. In addition, the first three months of 2012 included proceeds of $43.6 related to the termination of two of our interest-rate swap agreements designated as fair value hedges. See Note 11, Derivative Instruments and Hedging Activities for further details.

We maintained our quarterly dividend payments at $0.23 per share in 2012 and 2011.

Capital Resources
We maintain a $1 billion revolving credit facility, which expires in November 2013. As discussed below, the $1 billion available under the credit facility is effectively reduced to the extent of any commercial paper outstanding. The credit facility contains various covenants, including a financial covenant that requires our interest coverage ratio (determined in relation to our consolidated pretax income and interest expense) to equal or exceed 4:1. Based on interest rates at March 31, 2012, the full

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

$1 billion facility can be drawn down without violating any covenant, at which point the outstanding commercial paper would have to be settled.
We also maintain a $1 billion commercial paper program, which is supported by the credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. The commercial paper program is supported by the credit facility. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At March 31, 2012, there was $754.1 outstanding under this program. Recently, the demand for the Company's commercial paper has declined, partially impacted by recent rating agency action with respect to the Company. For more information regarding risks associated with our ability to access certain debt markets, including the commercial paper market, see “Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business and our access to liquidity and capital” included in Item 1A of our 2011 Form 10-K.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At March 31, 2012 and December 31, 2011, we held interest-rate swap agreements that effectively converted approximately 54% and 74%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was 71% at March 31, 2012 and 82% at December 31, 2011.

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

•
the effect of political, legal, tax and regulatory risks imposed on us in the United States and abroad, our operations or our Representatives, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws, including in non-U.S. jurisdictions such as Brazil, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

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

•
our ability to successfully transition to a direct-selling business in China, including retaining and increasing the number of Active Representatives, and to maintain the estimated fair value of the recorded goodwill;

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

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATAIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2011 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2012.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/12	11,088	(2)	$20.24	—	$1,819,573,000
2/1 - 2/29/12	5,170	(3)	18.24	3,378	1,819,513,000
3/1 - 3/31/12	381,237	(2)	18.62	—	1,819,513,000
Total	397,495		$18.66	3,378

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

(3)
Includes 3,378 shares repurchased under our publicly announced program and 1,792 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 5. OTHER INFORMATION
Effective May 3, 2012, Robert Loughran, Vice President and Assistant Controller of Avon, will serve as Vice President and Corporate Controller of Avon. Mr. Loughran will succeed Stephen Ibbotson, Group Vice President and Corporate Controller of Avon. Mr. Ibbotson, who has held positions of increasing responsibility with the Company, will continue as Group Vice President and oversee financial planning and analysis, effective May 3, 2012.

Mr. Loughran, age 47, has served as the Vice President and Assistant Controller of Avon since September 2009 and prior to that Executive Director and Assistant Controller of Avon since joining the company in July 2004. Before joining Avon, Mr. Loughran worked on SEC financial reporting, technical accounting research, and accounting policies in various positions at Gartner, Inc., GE Corporation, Applera Corporation, IBM Corporation and Praxair, Inc. from 1996 to 2004. Mr. Loughran began his career with seven years of public accounting experience from 1989 to 1996 - six years at PricewaterhouseCoopers LLP and one year at Deloitte & Touche LLP. Mr. Loughran is a Certified Public Accountant.

ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	May 1, 2012	/s/ Stephen Ibbotson
Stephen Ibbotson
Group Vice President, and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

10.1	Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan

10.2	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.