Form 10-Q
period 2012-06-30
AVON PRODUCTS INC
filed 2012-08-01
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2012 was 432,068,110

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2012	June 30, 2011
Net sales	$2,548.2	$2,815.9
Other revenue	43.5	40.5
Total revenue	$2,591.7	$2,856.4
Costs, expenses and other:
Cost of sales	964.5	1,018.0
Selling, general and administrative expenses	1,500.6	1,521.8
Operating profit	126.6	316.6
Interest expense	24.9	23.9
Interest income	(2.8)	(3.9)
Other expense, net	13.8	2.9
Total other expenses	35.9	22.9
Income from continuing operations, before taxes	90.7	293.7
Income taxes	(28.0)	(85.0)
Income from continuing operations, net of tax	62.7	208.7
Discontinued operations, net of tax	—	—
Net income	62.7	208.7
Net income attributable to noncontrolling interests	(1.1)	(2.5)
Net income attributable to Avon	$61.6	$206.2
Earnings per share:
Basic from continuing operations	$0.14	$0.48
Basic from discontinued operations	—	—
Basic attributable to Avon	$0.14	$0.48
Diluted from continuing operations	$0.14	$0.47
Diluted from discontinued operations	—	—
Diluted attributable to Avon	$0.14	$0.47
Cash dividends per common share	$0.23	$0.23
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
(In millions, except per share data)	June 30, 2012	June 30, 2011
Net sales	$5,081.0	$5,407.4
Other revenue	86.1	78.1
Total revenue	5,167.1	5,485.5
Costs, expenses and other:
Cost of sales	1,974.3	1,967.8
Selling, general and administrative expenses	2,994.7	2,954.6
Operating profit	198.1	563.1
Interest expense	49.5	46.6
Interest income	(6.7)	(8.7)
Other expense, net	23.8	6.6
Total other expenses	66.6	44.5
Income from continuing operations, before taxes	131.5	518.6
Income taxes	(41.2)	(157.7)
Income from continuing operations, net of tax	90.3	360.9
Discontinued operations, net of tax	—	(8.6)
Net income	90.3	352.3
Net income attributable to noncontrolling interests	(2.2)	(2.5)
Net income attributable to Avon	$88.1	$349.8
Earnings per share:
Basic from continuing operations	$0.20	$0.83
Basic from discontinued operations	$—	$(0.02)
Basic attributable to Avon	$0.20	$0.81
Diluted from continuing operations	$0.20	$0.82
Diluted from discontinued operations	$—	$(0.02)
Diluted attributable to Avon	$0.20	$0.80
Cash dividends per common share	$0.46	$0.46
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2012		June 30, 2011
Net income	$62.7	—	$208.7
Other comprehensive income:
Foreign currency translation adjustments	(189.7)		66.1
Change in derivative losses on cash flow hedges, net of taxes of $0.6 and $0.5	0.9		1.0
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $(1.3) and $4.0	0.3		7.2
Total other comprehensive (loss) income, net of taxes	(188.5)		74.3
Comprehensive (loss) income	(125.8)		283.0
Less: comprehensive income (loss) attributable to noncontrolling interests	0.6		(2.3)
Comprehensive (loss) income attributable to Avon	$(125.2)		$280.7
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2012		June 30, 2011
Net income	$90.3	352.3	$352.3
Other comprehensive income:
Foreign currency translation adjustments	(64.8)		165.6
Change in derivative losses on cash flow hedges, net of taxes of $1.1 and $1.0	1.9		2.0
Change in derivate losses on net investment hedge	(0.3)		—
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $3.1 and $7.9	9.6		15.1
Total other comprehensive (loss) income, net of taxes	(53.6)		182.7
Comprehensive income	36.7		535.0
Less: comprehensive income (loss) attributable to noncontrolling interests	1.2		(2.1)
Comprehensive income attributable to Avon	$37.9		$532.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$1,276.4	$1,245.1
Accounts receivable, net	714.1	761.5
Inventories	1,244.8	1,161.3
Prepaid expenses and other	917.8	930.9
Total current assets	$4,153.1	$4,098.8
Property, plant and equipment, at cost	2,634.7	2,708.8
Less accumulated depreciation	(1,144.7)	(1,137.3)
Property, plant and equipment, net	1,490.0	1,571.5
Goodwill	483.0	473.1
Other intangible assets, net	268.2	279.9
Other assets	1,308.3	1,311.7
Total assets	$7,702.6	$7,735.0
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$952.4	$849.3
Accounts payable	846.0	850.2
Accrued compensation	226.8	217.1
Other accrued liabilities	634.3	663.6
Sales and taxes other than income	201.5	212.4
Income taxes	9.9	98.4
Total current liabilities	2,870.9	2,891.0
Long-term debt	2,581.1	2,459.1
Employee benefit plans	624.9	603.0
Long-term income taxes	64.6	67.0
Other liabilities	122.1	129.7
Total liabilities	$6,263.6	$6,149.8
Contingencies (Note 5)
Shareholders’ Equity
Common stock	$188.3	$187.3
Additional paid-in capital	2,100.7	2,077.7
Retained earnings	4,613.3	4,726.1
Accumulated other comprehensive loss	(908.0)	(854.4)
Treasury stock, at cost	(4,571.3)	(4,566.3)
Total Avon shareholders’ equity	1,423.0	1,570.4
Noncontrolling interests	16.0	14.8
Total shareholders’ equity	$1,439.0	$1,585.2
Total liabilities and shareholders’ equity	$7,702.6	$7,735.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities
Net income	$90.3	$352.3
Discontinued operations, net of tax	—	8.6
Income from continuing operations	$90.3	$360.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.3	115.5
Provision for doubtful accounts	134.6	125.3
Provision for obsolescence	59.7	54.5
Share-based compensation	23.2	24.0
Deferred income taxes	(72.0)	(51.1)
Other	21.0	40.7
Changes in assets and liabilities:
Accounts receivable	(94.7)	(103.0)
Inventories	(166.7)	(204.6)
Prepaid expenses and other	44.3	(13.0)
Accounts payable and accrued liabilities	(0.5)	(107.2)
Income and other taxes	(73.5)	(58.5)
Noncurrent assets and liabilities	(42.9)	(82.3)
Net cash provided by operating activities of continuing operations	41.1	101.2
Cash Flows from Investing Activities
Capital expenditures	(87.7)	(144.5)
Disposal of assets	9.5	6.9
Purchases of investments	(0.8)	(26.8)
Proceeds from sale of investments	—	6.2
Acquisitions and other investing activities	—	(13.0)
Net cash used by investing activities of continuing operations	(79.0)	(171.2)
Cash Flows from Financing Activities*
Cash dividends	(199.2)	(203.3)
Debt, net (maturities of three months or less)	(343.1)	593.3
Proceeds from debt	638.4	12.8
Repayment of debt	(71.2)	(535.9)
Interest rate swap termination	43.6	—
Proceeds from exercise of stock options	7.6	15.3
Excess tax benefit realized from share-based compensation	(2.6)	1.9
Repurchase of common stock	(8.1)	(7.0)
Net cash provided (used) by financing activities of continuing operations	65.4	(122.9)
Cash Flows from Discontinued Operations
Net cash used by investing activities of discontinued operations	—	(1.2)
Net cash used by discontinued operations	—	(1.2)
Effect of exchange rate changes on cash and equivalents	3.8	25.2
Net increase (decrease) in cash and equivalents	31.3	(168.9)
Cash and equivalents at beginning of year	$1,245.1	$1,179.9
Cash and equivalents at end of period	$1,276.4	$1,011.0

*	Non-cash financing activities in 2012 and 2011 included the change in fair market value of interest-rate swap agreements of $(1.1) and $10.4, respectively.
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
For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense. We have revised some immaterial amounts in the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 for comparative purposes. We reclassified $13.0 from Accounts payable and accrued liabilities to Acquisitions and other investing activities.

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

Out-of-Period Items
During the second quarter of 2012, we recorded an out-of-period adjustment which increased earnings by approximately $5 before tax ($3 after tax) which related to prior years and was associated with vendor liabilities in North America. Also during the second quarter of 2012, we recorded an out-of-period adjustment which decreased earnings by approximately $4 before tax ($4 after tax) which related to prior years and was associated with brochure costs in Poland. During the first quarter of 2012, we recorded an out-of-period adjustment which decreased earnings by approximately $14 before tax ($10 after tax) which related to 2011 and was associated with bad debt expense in our South Africa operations. We also identified and recorded other various insignificant out-of-period adjustments during the three and six months ended June 30, 2012 (primarily related to cost of sales and selling, general and administrative expenses, and the provision for income taxes) that related to prior years. The total out-of-period adjustments impacting earnings during the three and six months ended June 30, 2012 was approximately $4 before tax of an increase to earnings ($1 after tax of a decrease to earnings) and $12 before tax ($13 after tax) of a decrease to earnings, respectively. We evaluated the total out-of-period adjustments, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

During the first quarter of 2011, the Company determined that the net after tax gain on the sale of Avon Products Company Limited (“Avon Japan”), reported in our financial statements for the year ended December 31, 2010 of $10, should have been reported as a net after tax loss of $3, to correctly include all balances relating to Avon Japan that were previously included in Accumulated Other Comprehensive Loss (“AOCI”). In addition, in the first quarter of 2011 the Company released a liability relating to a previously owned health care business, which should have been released in a prior period, resulting in a $4 increase in net income. The results of these businesses were originally reported within discontinued operations upon disposition. The net impact of these two items decreased net income for the first quarter of 2011 by $9. We evaluated the total out-of-period adjustments impacting the first quarter of 2011, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Shares in millions)	2012	2011	2012	2011
Numerator from continuing operations
Income from continuing operations less amounts attributable to noncontrolling interests	$61.6	$206.2	$88.1	$358.4
Less: Earnings allocated to participating securities	(1.1)	(1.7)	(1.9)	(3.0)
Income from continuing operations allocated to common shareholders	60.5	204.5	86.2	355.4
Numerator from discontinued operations
Loss from discontinued operations plus/less amounts attributable to noncontrolling interests	$—	$—	$—	$(8.6)
Less: Earnings allocated to participating securities	—	—	—	—
Loss allocated to common shareholders	—	—	—	(8.6)
Numerator attributable to Avon
Income attributable to Avon less amounts attributable to noncontrolling interests	$61.6	$206.2	$88.1	$349.8
Less: Earnings allocated to participating securities	(1.1)	(1.7)	(1.9)	(3.0)
Income allocated to common shareholders	60.5	204.5	86.2	346.8
Denominator:
Basic EPS weighted-average shares outstanding	432.0	430.5	431.6	430.2
Diluted effect of assumed conversion of stock options	0.8	2.1	0.8	2.1
Diluted EPS adjusted weighted-average shares outstanding	432.8	432.6	432.4	432.3
Earnings per Common Share from continuing operations:
Basic	$0.14	$0.48	$0.20	$0.83
Diluted	$0.14	$0.47	$0.20	$0.82
Loss per Common Share from discontinued operations:
Basic	$—	$—	$—	$(0.02)
Diluted	$—	$—	$—	$(0.02)
Earnings per Common Share attributable to Avon:
Basic	$0.14	$0.48	$0.20	$0.81
Diluted	$0.14	$0.47	$0.20	$0.80

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

At June 30, 2012 and 2011, we did not include stock options to purchase 22.2 million shares and 19.1 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would have been anti-dilutive.
We purchased approximately 0.4 million shares of Avon common stock for $8.1 during the first six months of 2012, as compared to approximately 0.3 million shares of Avon common stock for $7.0 during the first six months of 2011 through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and under our previously announced share repurchase program.

3. INVENTORIES

Components of Inventories	June 30, 2012	December 31, 2011
Raw materials	$423.0	$361.7
Finished goods	821.8	799.6
Total	$1,244.8	$1,161.3

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$3.7	$3.3	$4.5	$4.2	$.5	$.3
Interest cost	7.4	8.1	9.7	10.3	1.4	1.1
Expected return on plan assets	(8.8)	(9.1)	(9.8)	(10.5)	—	(.3)
Amortization of prior service credit	—	(.1)	(.4)	(.3)	(3.3)	(2.5)
Amortization of net actuarial losses	10.1	11.9	4.4	3.6	1.0	.6
Curtailments	—	—	—	—	(1.0)	—
Net periodic benefit costs	$12.4	$14.1	$8.4	$7.3	$(1.4)	$(.8)

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$7.5	$6.6	$9.0	$8.3	$1.0	$.6
Interest cost	14.8	16.2	19.5	20.4	2.9	2.2
Expected return on plan assets	(18.0)	(18.2)	(19.6)	(20.8)	—	(.6)
Amortization of prior service credit	(.1)	(.2)	(.8)	(.6)	(6.6)	(4.9)
Amortization of net actuarial losses	21.9	23.8	8.8	7.1	2.0	1.1
Curtailments	—	—	—	—	(1.0)	—
Net periodic benefit costs	$26.1	$28.2	$16.9	$14.4	$(1.7)	$(1.6)

We expect to contribute approximately $50 to $55 and $40 to $45 to our U.S. and non-U.S. pension and postretirement plans, respectively, for the full year of 2012. As of June 30, 2012, we made approximately $21 and $15 of contributions to the U.S. and non-U.S pension and postretirement plans, respectively. We anticipate contributing approximately $29 to $34 and $25 to $30 to fund our U.S. and non-U.S. pension and postretirement plans, respectively, during the remainder of 2012. Our funding requirements may be impacted by regulations or interpretations thereof. In addition, during the second quarter of 2012, approximately $40 of assets previously designated and intended to be used solely for postretirements benefits were transferred to a trust that funds both active and retiree benefits.

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
In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $31 from $74, including penalties and accruing interest, at the exchange rate on June 30, 2012. We have appealed this decision to the second administrative level. In the event that the 2002 assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income. It is not possible to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome in respect of this and any additional assessments that may be issued for subsequent periods.

As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act (“FCPA”) and related U.S. and foreign laws in China and additional countries. The internal investigation, which is being conducted under the oversight of our Audit Committee, began in June 2008. As we reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation. We are continuing to cooperate with both agencies and inquiries by them, including but not limited to, signing tolling agreements, translating and producing documents and assisting with interviews.
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
We are in discussions with the SEC and DOJ regarding mutually resolving the government investigations. There can be no assurance that a settlement will be reached or, if a settlement is reached, the timing of any such settlement or that the terms of any such settlement would not have a material adverse effect on us.
At this point we are unable to predict the developments in, results of, or consequences of the internal investigations, compliance reviews and government investigations. In light of the fact that, among other things, these matters are still ongoing, we are unable to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). These actions allege breach of fiduciary duty, abuse of control, waste of corporate assets, and, in one complaint, unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or both of these derivative complaints includes certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. In the Parker case, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is adjourned until plaintiff files an amended pleading. In Schwartz, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is deferred pending agreement on a further stipulation. On May 14, 2012, County of York Retirement Plan (“County of York”) - which had been a plaintiff in a previously filed but now discontinued derivative action - filed a complaint against the Company seeking enforcement of its demands for the inspection of certain of the Company's books and records (County of York Retirement Plan v. Avon Products, Inc., New York Supreme Court, New York County, Index No. 651673/2012). On July 10, 2012, the Company moved to dismiss County of York's complaint. We are unable to predict the outcome of these matters.
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs have filed an amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The amended complaint names the Company and two individual defendants and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Plaintiffs seek compensatory damages as well as injunctive relief. Defendants moved to dismiss the amended complaint on June 14, 2012. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome.
In April 2012, several purported shareholders' actions were filed against the Company and certain present or former directors of the Company in New York Supreme Court, New York County (Pritika v. Jung, et al., Index No. 651072/2012; Feinman v. Avon Products, Inc., et al., Index No. 651087/2012; Gaines v. Jung, et al., Index No. 651097/2012; Schwartz v. Avon Products, Inc., et al., 651152/2012; Robaczynki, individually and on behalf of all others similarly situated and derivatively on behalf of Avon Products, Inc. v. Jung, et al., Index No. 651176/2012). On April 26, 2012, the actions were consolidated in New York Supreme Court, New York County (In re Avon Products, Inc. Shareholder Litigation, Consolidated Index No. 651087/2012E). An amended consolidated complaint was filed on May 18, 2012. The amended consolidated complaint asserts a derivative claim against the individual defendants based on alleged breaches of fiduciary duties. The Company is named as a nominal defendant on the purported derivative claim, and no relief appears to be sought against the Company on that claim. The amended consolidated complaint also asserts a direct claim on behalf of a class of shareholders against the individual defendants based on alleged breaches of fiduciary duties. Plaintiffs seek compensatory damages as well as injunctive relief. On June 27, 2012, defendants moved to dismiss the consolidated action. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of the class action claim and are unable to make an estimate of the amount or range of loss that it is reasonably possible that we could incur from an unfavorable outcome.
With respect to the above-described internal investigations, compliance reviews, government investigations and the derivative and class action matters, under some circumstances, adverse outcomes could be material to our consolidated financial position, results of operations or cash flows.
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2012, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

6. SEGMENT INFORMATION
In conjunction with organizational changes, effective in the second quarter of 2012, the results of Central and Eastern Europe and Western Europe, Middle East & Africa were managed as a single operating segment. Accordingly, Europe, Middle East & Africa amounts include the results of Central and Eastern Europe and Western Europe, Middle East & Africa for all periods presented.
In conjunction with organizational changes, effective in the second quarter of 2012, the Dominican Republic was included in Latin America whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, the Dominican Republic is included in Latin America and excluded from North America for all periods presented.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,
	2012		2011
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,242.8	$114.9	$1,359.9	$195.9
Europe, Middle East & Africa	663.1	71.3	773.4	125.0
North America	467.4	(3.9)	496.7	23.5
Asia Pacific	218.4	11.1	226.4	16.6
Total from operations	$2,591.7	$193.4	$2,856.4	$361.0
Global and other	—	(66.8)	—	(44.4)
Total	$2,591.7	$126.6	$2,856.4	$316.6

	Six Months Ended June 30,
	2012		2011
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$2,392.3	$165.7	$2,503.2	$337.2
Europe, Middle East & Africa	1,387.7	127.8	1,531.5	236.0
North America	947.0	(.1)	997.1	49.5
Asia Pacific	440.1	26.5	453.7	36.5
Total from operations	$5,167.1	$319.9	$5,485.5	$659.2
Global and other	—	(121.8)	—	(96.1)
Total	$5,167.1	$198.1	$5,485.5	$563.1
Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beauty(1)	$1,854.5	$2,039.2	$3,713.1	$3,914.1
Fashion(2)	460.1	511.1	909.7	999.1
Home(3)	233.6	265.6	458.2	494.2
Net sales	$2,548.2	$2,815.9	$5,081.0	$5,407.4
Other revenue(4)	43.5	40.5	86.1	78.1
Total revenue	$2,591.7	$2,856.4	$5,167.1	$5,485.5

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.
Sales from Health and Wellness products and mark. are included among these categories based on product type.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

7. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2012 and December 31, 2011, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2012	December 31, 2011
Deferred tax assets	$326.2	$319.0
Prepaid taxes and tax refunds receivable	178.9	192.0
Prepaid brochure costs, paper, and other literature	112.2	126.9
Receivables other than trade	110.5	142.8
Healthcare trust assets (Note 4)	40.3	—
Short-term investments	20.5	18.0
Interest-rate swap agreements (Notes 10 and 11)	14.5	18.8
Other	114.7	113.4
Prepaid expenses and other	$917.8	$930.9
At June 30, 2012 and December 31, 2011, other assets included the following:

Components of Other Assets	June 30, 2012	December 31, 2011
Deferred tax assets	$805.7	$759.5
Deferred software	193.7	176.7
Interest-rate swap agreements (Notes 10 and 11)	104.2	153.6
Investments	43.6	44.4
Other	161.1	177.5
Other assets	$1,308.3	$1,311.7

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
We have approved and announced all of the initiatives that are part of our 2005 and 2009 Restructuring Programs. We believe that we have substantially realized the anticipated savings associated with our 2005 Restructuring Program, and we are on track to achieving our anticipated savings associated with our 2009 Restructuring Program. The savings achieved from these Restructuring Programs have been offset by investments in Representative Value Proposition and advertising. Since 2005, we have recorded total costs to implement restructuring initiatives of $526.6 for actions associated with the 2005 Restructuring Program, but we expect our total costs when fully implemented to be approximately $520 when considering historical and future costs along with expected gains from sales of properties. With regards to the 2009 Restructuring Program, we have recorded total costs to implement restructuring initiatives of $259.9 since 2009 and expect total costs to implement to reach approximately $270.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Restructuring Charges – First and Second Quarter of 2012
During the three and six months ended June 30, 2012, we recorded a net benefit of $1.0 and total costs to implement of $4.5, respectively, associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net benefits of $4.7 and $5.8, respectively, as a result of adjustments to the reserve, partially offset by employee-related costs;

•
implementation costs of $2.9 and $7.3, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $.8 and $3.0, respectively, associated with our initiatives to realign certain distribution operations.
For the three months ended June 30, 2012, a net benefit of $1.7 was recorded in selling, general, and administrative expenses and total costs to implement of $.7 were recorded in cost of sales. For the six months ended June 30, 2012, total costs to implement of $1.1 were recorded in selling, general, and administrative expenses and $3.4 were recorded in cost of sales.
Restructuring Charges – First and Second Quarter 2011
During the three and six months ended June 30, 2011, we recorded total costs to implement of $12.0 and $26.7, respectively, associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net benefit of $1.2 and charge of $8.4, respectively, primarily for adjustments to the reserves for employee-related costs;

•
implementation costs of $9.2 and $18.2, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•
accelerated depreciation of $4.0 and $5.6 respectively, associated with our initiatives to realign certain distribution operations, offset by a gain of $5.5 due to the sale of land and building in Germany in the first quarter 2011.

Of the total costs to implement, $8.5 and $22.0 was recorded in selling, general and administrative expenses, respectively; and $3.5 and $4.7 was recorded in cost of sales, respectively, for the three and six months ended June 30, 2011.
The liability balances for the initiatives under the 2005 and 2009 Restructuring Programs are shown below:

	Employee- Related Costs	Other	Total
Balance December 31, 2011	$74.6	$(.7)	$73.9
2012 Charges	1.5	—	1.5
Adjustments	(7.3)	—	(7.3)
Cash payments	(25.6)	—	(25.6)
Non-cash write-offs	1.0	—	1.0
Foreign exchange	(1.4)	—	(1.4)
Balance at June 30, 2012	$42.8	$(.7)	$42.1

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 and 2009 Restructuring Programs, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$489.0	$10.8	$7.2	$11.6	$21.4	$540.0
Charges to be incurred on approved initiatives	1.2	—	—	—	.3	1.5
Total expected charges on approved initiatives	$490.2	$10.8	$7.2	$11.6	$21.7	$541.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the 2005 and 2009 Restructuring Programs by reportable business segment were as follows:

	Latin America	North America	Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2005	$3.5	$6.9	$12.7	$22.4	$6.1	$51.6
2006	34.6	61.8	52.0	14.2	29.5	192.1
2007	14.9	7.0	69.8	4.9	12.7	109.3
2008	1.9	(1.1)	20.7	(.7)	(3.0)	17.8
2009	19.2	26.7	52.5	19.9	12.0	130.3
2010	13.6	17.8	(.8)	(.3)	11.0	41.3
2011	2.1	(1.1)	1.9	(.3)	.8	3.4
First Quarter 2012	.1	(.9)	(.3)	(.1)	.1	(1.1)
Second Quarter 2012	$(3.6)	$(.8)	$(.3)	$.2	$(.2)	$(4.7)
Charges recorded to date	$86.3	$116.3	$208.2	$60.2	$69.0	$540.0
Charges to be incurred on approved initiatives	—	.3	1.4	(.2)	—	1.5
Total expected charges on approved initiatives	$86.3	$116.6	$209.6	$60.0	$69.0	$541.5
As noted previously, we expect to record total costs to implement of approximately $520 before taxes for all restructuring initiatives under the 2005 Restructuring Program and approximately $270 before taxes for all restructuring initiatives under the 2009 Restructuring Program, in each case including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation. These future costs are expected to be more than offset by gains on the sales of properties exited due to restructuring initiatives.

Additional Restructuring Charges
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs, and improve efficiencies. In addition, management approved the relocation of our corporate headquarters in New York City. As a result of the analysis and the actions taken, during the three and six months ended June 30, 2012, we recorded total costs to implement these various restructuring initiatives of $39.2 and $61.0, respectively, associated with approved initiatives, and the costs consisted of the following:

•	net charges of $37.2 and $56.0, respectively, primarily for employee-related costs;

•	implementation costs of $.9 and $3.9, respectively, for professional service fees; and

•	accelerated depreciation of $1.1 and $1.1, respectively, associated with the relocation of our corporate headquarters.
As a result of the decision to relocate our corporate headquarters, we expect to incur a charge in the range of $10 - $20, dependent on estimates of sublease income, in the second half of 2012 when the relocation is complete.
Total costs to implement were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2012. Cash payments associated with these charges are expected to be made during 2012 and 2013.
The liability balance for these as of June 30, 2012 is as follows:

Employee- Related Costs
2012 Charges	$56.0
Cash payments	(10.9)
Foreign Exchange	(.4)
Balance at June 30, 2012	$44.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The charges under the additional restructuring initiatives by reportable business segment were as follows:

	Latin America	North America	Europe, Middle East & Africa	Asia Pacific	Corporate	Total
First Quarter 2012	$4.6	$.8	$3.1	$.7	$9.6	$18.8
Second Quarter 2012	10.7	3.9	7.5	4.0	11.1	37.2
Charges recorded to date	$15.3	$4.7	$10.6	$4.7	$20.7	$56.0

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	North America	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2011	$314.7	$111.8	$160.8	$83.8	$671.1
Accumulated impairments	(198.0)	—	—	—	(198.0)
Net balance at December 31, 2011	$116.7	$111.8	$160.8	$83.8	$473.1

Changes during the period ended June 30, 2012:
Foreign exchange	$—	$9.9	$.6	$(.4)	$10.1
Adjustments	—	—	(.2)	—	(.2)

Gross balance at June 30, 2012	$314.7	$121.7	$161.2	$83.4	$681.0
Accumulated impairments	(198.0)	—	—	—	(198.0)
Net balance at June 30, 2012	$116.7	$121.7	$161.2	$83.4	$483.0

Intangible assets

	June 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$224.8	$(77.9)	$221.8	$(65.2)
Licensing agreements	61.9	(52.0)	58.2	(47.4)
Noncompete agreements	8.5	(7.1)	8.1	(6.6)
Trademarks	6.6	(5.1)	6.6	(4.0)
Indefinite Lived Trademarks	108.5	—	108.4	—
Total	$410.3	$(142.1)	$403.1	$(123.2)

Estimated Amortization Expense:
2012	$23.6
2013	21.7
2014	20.6
2015	20.0
2016	19.3
Aggregate amortization expense was $5.1 and $6.2 for the three months ended June 30, 2012 and 2011, respectively, and $10.5 and $12.4 for the six months ended June 30, 2012 and 2011, respectively.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.9	$—	$1.9
Interest-rate swap agreements	—	104.2	104.2
Foreign exchange forward contracts	—	5.7	5.7
Total	$1.9	$109.9	$111.8
Liabilities:
Interest-rate swap agreements	$—	$3.8	$3.8
Foreign exchange forward contracts	—	7.9	7.9
Total	$—	$11.7	$11.7
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

Fair Value of Financial Instruments
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2012 and December 31, 2011, respectively, consisted of the following:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,276.4	$1,276.4	$1,245.1	$1,245.1
Available-for-sale securities	1.9	1.9	1.8	1.8
Grantor trust cash and cash equivalents	.2	.2	.7	.7
Short term investments	20.5	20.5	18.0	18.0
Cash surrender value of supplemental life insurance	41.6	41.6	41.9	41.9
Healthcare trust assets	40.3	40.3	—	—
Debt maturing within one year	952.4	960.2	849.3	849.3
Long-term debt, net of related discount or premium	2,581.1	2,458.1	2,459.1	2,445.2
Foreign exchange forward contracts, net	(2.2)	(2.2)	(4.9)	(4.9)
Interest-rate swap agreements, net	100.4	100.4	147.6	147.6
The methods and assumptions used to estimate fair value are as follows:
Cash and cash equivalents, Grantor trust cash and cash equivalents, Short term investments, and Healthcare trust assets - Given the short term nature of these financial instruments, the stated cost approximates fair value.
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

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2012:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$100.4	Other liabilities	$—
Total derivatives designated as hedges		$100.4		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$3.8	Other liabilities	$3.8
Foreign exchange forward contracts	Prepaid expenses and other	5.7	Accounts payable	7.9
Total derivatives not designated as hedges		$9.5		$11.7
Total derivatives		$109.9		$11.7

The following table presents the fair value of derivative instruments outstanding at December 31, 2011:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$147.6	Other liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	1.2	Accounts payable	—
Total derivatives designated as hedges		148.8		—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$6.0	Other liabilities	$6.0
Foreign exchange forward contracts	Prepaid expenses and other	4.4	Accounts payable	10.5
Total derivatives not designated as hedges		$10.4		$16.5
Total derivatives		$159.2		$16.5
When we become a party to a derivative instrument, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, a net investment hedge, or a non-hedge.
For derivatives designated as hedges, we assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net on the Consolidated Statements of Income. In addition, when we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in AOCI to earnings, in other expense, net on the Consolidated Statements of Income.
Interest Rate Risk
Our borrowings are subject to interest rate risk. We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements are designated as fair value hedges. At June 30, 2012 and December 31, 2011, we held interest-rate swap agreements that effectively converted approximately 61% and 74%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at June 30, 2012 and December 31, 2011 was approximately 72% and 82%, respectively.
In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements' termination date the aggregate favorable adjustment to the carrying value of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net. For the three and six months ended June 30, 2012, the net impact of the gain amortization was immaterial and $1.4, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed rate debt.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

At June 30, 2012, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,375. During the three and six months ended June 30, 2012, we recorded a net gain of $3.4 and a net loss of $1.1 respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt. During the three and six months ended June 30, 2011, we recorded a net gain of $26.3 and $10.4, respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At June 30, 2012, we had interest-rate swap agreements that were not designated as hedges with notional amounts totaling $250. During the three and six months ended June 30, 2012, we recorded an immaterial net loss and an immaterial net gain in other expense, net associated with these undesignated interest-rate swap agreements. During the three and six months ended June 30, 2011, we recorded an immaterial net gain in other expense, net associated with these undesignated interest-rate swap agreements.

There was no hedge ineffectiveness for the three and six months ended June 30, 2012 and 2011, related to these interest-rate swaps.

Foreign Currency Risk
The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, South African rand, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2012, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $362.5 for the euro, the British pound, the Mexican peso, the Peruvian new sol, the Hungarian forint, the Romanian leu, the Czech Republic koruna, and the New Zealand dollar.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and six months ended June 30, 2012, we recorded losses of $8.9 and $5.6, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2012, we recorded gains of $10.2 and $7.4, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2011, we recorded gains of $4.8 and $20.5, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2011, we recorded losses of $2.7 and $16.9, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also used a foreign exchange forward contract to hedge a portion of the net assets of a foreign subsidiary, which was effective as a hedge. A loss of $.3 on the foreign exchange forward contract was recorded in AOCI for the six months ended June 30, 2012. The foreign exchange forward contract terminated in January 2012, and therefore no gain or loss was recorded for the three months ended June 30, 2012.

12. DEBT
We maintain a $1 billion revolving credit facility, which expires in November 2013. As discussed below, the $1 billion available under the credit facility is effectively reduced to the extent of any commercial paper outstanding. The credit facility contains various covenants, including a financial covenant that requires our interest coverage ratio to equal or exceed 4:1, lien covenant, events of default and cross-default provisions. The interest coverage ratio is determined in relation to our consolidated pre-tax income, which is not adjusted for one-time charges such as non-cash impairments or significant currency devaluations, and interest expense, in each case for the period of four fiscal quarters ending on the date of determination. Based on interest rates at June 30, 2012, the full $1 billion facility, less the outstanding commercial paper, could have been drawn down without violating any covenant.
In November 2010, we issued in a private placement $535.0 in notes (the "private notes") pursuant to a note purchase agreement that has covenants substantially similar to those in the revolving credit facility agreement, including the requirement to maintain an interest coverage ratio that equals or exceeds 4:1.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Our interest coverage ratio, as calculated under both our revolving credit facility and the note purchase agreement of our November 2010 private notes, for the four fiscal quarters ended June 30, 2012 was 4.7:1. We anticipate that we may not be able to comply with the interest coverage ratio covenant for the four fiscal quarters ending September 30, 2012, primarily due to the inclusion of a non-cash impairment charge of $263.0 associated with the Silpada business. The non-cash impairment charge had an adverse impact on our interest coverage ratio as of June 30, 2012 of 2.7 points. Accordingly, we have obtained waivers from the lenders under our revolving credit facility and our private noteholders to exclude the non-cash impairment charge associated with the Silpada business recorded during the fourth quarter of 2011 from our interest coverage ratio calculation for the four fiscal quarters ending September 30, 2012. With such waivers, we currently anticipate that we will be in compliance with the interest coverage ratio covenants in the revolving credit facility and the note purchase agreement for the four fiscal quarters ending September 30, 2012. In connection with the waiver to the note purchase agreement, we entered into a letter agreement with the holders of the private notes pursuant to which we agreed, among other things, to amend the note purchase agreement no later than August 15, 2012 to add a leverage ratio covenant, add a most favored lender provision and to amend the interest coverage ratio.
We also maintain a $1 billion commercial paper program, which is supported by the credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At June 30, 2012, there was $330.1 outstanding under this program. In 2012, the demand for the Company's commercial paper has declined, partially impacted by rating agency action with respect to the Company. For more information regarding risks associated with our ability to access certain debt markets, including the commercial paper market, see “Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business and our access to liquidity and capital” included in Item 1A of our 2011 Form 10-K.
On June 29, 2012, the Company entered into a $500.0 Term Loan Agreement (the "Term Loan"). The Term Loan is subject to a possible one-time increase of principal on or prior to August 2, 2012, for which the Company intends to draw down an incremental $50.0 of principal. The Company is required to repay on June 29, 2014, an amount equal to twenty-five percent of the aggregate principal amount of the loans and on June 29, 2015, the then outstanding aggregate principal amount of the loans made under the Term Loan. At June 30, 2012, $500.0 was outstanding under the Term Loan. Amounts borrowed under the Term Loan and repaid or prepaid may not be reborrowed. Borrowings under the Term Loan bear interest at a rate per annum, which will be, at the Company's option, either LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on the credit ratings of the Company. The Term Loan is available for general corporate purposes, including funding or making payments for the debt of the Company or any of its subsidiaries and funding loans from the Company to any of its subsidiaries. The Term Loan contains various covenants, including a financial covenant that requires our interest coverage ratio (determined in relation to our consolidated net income adjusted for interest expense, taxes, and non-cash expenses) to equal or exceed 4:1 as well as a financial covenant that requires our maximum leverage ratio (determined in relation to our consolidated net income adjusted for interest expense, taxes, non-cash expenses, and depreciation and amortization expense) to not be greater than 4:1 up to March 31, 2013, 3.75:1 up to December 31, 2013, and 3.5:1 on March 31, 2014 and thereafter, and includes cross-default provisions.

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct selling channel. We presently have sales operations in 65 countries and territories, including the U.S., and distribute products in 42 more. Our reportable segments are based on geographic operations in four regions: Latin America; North America; Europe, Middle East & Africa; and Asia Pacific. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by over 6 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2011, approximately 83% of our consolidated revenue was derived from operations outside the U.S.
During the first half of 2012, revenues declined 6% due to unfavorable foreign exchange. Constant $ revenues were flat. Sales of products in the Beauty category decreased 5% due to unfavorable foreign exchange, and increased 1% on a Constant $ basis. Active Representatives decreased 2%. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
We have experienced increases in product costs in part due to inflationary pressures, primarily in Latin America, as well as higher labor costs. Our pricing strategies are helping to partially offset the resulting product cost increases but there is no assurance that we will be able to pass on product cost increases fully or immediately.
In an effort to improve operating performance, we identified certain actions in 2012, not associated with the 2005 and 2009 Restructuring Programs, that we believe will enhance our operating model, reduce costs, and improve efficiencies. As a result of the analysis and the actions taken, we recorded total costs to implement of $61.0 for the six months ended June 30, 2012. In connection with these actions, effective April 1, 2012, Central & Eastern Europe and Western Europe, Middle East & Africa are being managed as a single operating segment. Accordingly, Europe, Middle East & Africa amounts include the results of Central and Eastern Europe and Western Europe, Middle East & Africa for all periods presented. In connection with these actions, we expect to realize operating profit benefits of approximately $40 annually and cash flow benefits of approximately $35 after taxes annually beginning in 2013, which will likely be a mitigating factor against inflationary cost pressures.
In conjunction with organizational changes, effective in the second quarter of 2012, the Dominican Republic was included in Latin America whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, the results of the Dominican Republic are included in Latin America and excluded from North America for all periods presented.

NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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
We present gross margin, selling, general and administrative expenses as a percentage of revenue, net global expenses, operating profit, operating margin and effective tax rate on a non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a non-GAAP basis. We have provided a quantitative reconciliation of the difference between the non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. These non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company uses the non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of costs to implement (“CTI”) restructuring initiatives. The Company believes investors find the non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. See Note 8, Restructuring Initiatives for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	%/Point Change	2012	2011	%/Point Change
Total revenue	$2,591.7	$2,856.4	(9)%	$5,167.1	$5,485.5	(6)%
Cost of sales	964.5	1,018.0	(5)%	1,974.3	1,967.8	—%
Selling, general and administrative expenses	1,500.6	1,521.8	(1)%	2,994.7	2,954.6	1%
Operating profit	126.6	316.6	(60)%	198.1	563.1	(65)%
Interest expense	24.9	23.9	4%	49.5	46.6	6%
Interest income	(2.8)	(3.9)	(28)%	(6.7)	(8.7)	(23)%
Other expense, net	13.8	2.9	*	23.8	6.6	*
Net income attributable to Avon	61.6	206.2	(70)%	88.1	349.8	(75)%
Diluted earnings per share attributable to Avon	.14	.47	(70)%	.20	.80	(75)%
Advertising expenses(1)	$58.4	$81.9	(29)%	133.3	163.9	(19)%

Gross margin	62.8%	64.4%	(1.6)	61.8%	64.1%	(2.3)
CTI restructuring	—	.1	(.1)	.1	.1	—
Adjusted Non-GAAP gross margin	62.8%	64.5%	(1.7)	61.9%	64.2%	(2.3)

Selling, general and administrative expenses as a % of total revenue	57.9%	53.3%	4.6	58.0%	53.9%	4.1
CTI restructuring	(1.4)	(.3)	(1.1)	(1.2)	(.4)	(.8)
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	56.5%	53.0%	3.5	56.8%	53.5%	3.3

Operating profit	$126.6	$316.6	(60)%	$198.1	$563.1	(65)%
CTI restructuring	38.2	12.0		65.5	26.7
Adjusted Non-GAAP operating profit	$164.8	$328.6	(50)%	$263.6	$589.8	(55)%

Operating margin	4.9%	11.1%	(6.2)	3.8%	10.3%	(6.5)
CTI restructuring	1.5	.4	1.1	1.3	.5	.8
Adjusted Non-GAAP operating margin	6.4%	11.5%	(5.1)	5.1%	10.8%	(5.7)

Effective tax rate	30.9%	28.9%	2.0	31.3%	30.4%	.9
CTI restructuring	.3	.1	.2	.5	.3	.2
Adjusted Non-GAAP effective tax rate	31.2%	29.1%	2.1	31.8%	30.7%	1.1

Active Representatives			(3)%			(2)%
Units sold			(4)%			(3)%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Three Months Ended June 30, 2012
Revenue
Total revenue decreased 9%, with unfavorable foreign exchange contributing 8 percentage points to the revenue decrease. Constant $ revenue decreased 1%, due to a 3% decline in Active Representatives, partially offset by a 2% increase in average order. A decline in units sold of 4% was partially offset by a 3% increase in price and mix.
On a category basis, growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(9)%	—%
Beauty Category:
Fragrance	(8)	1
Color	(9)	—
Skincare	(10)	(1)
Personal Care	(10)	(1)

Fashion	(10)	(5)
Home	(12)	(4)
See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
Gross Margin
Gross margin and Adjusted Non-GAAP gross margin decreased by 160 basis points and 170 basis points, respectively, primarily due to the following:

•	a decline of 70 basis points due to higher supply chain costs, primarily caused by increased product costs (50 basis points) which was impacted by inflationary pressures; and

•	a decline of 70 basis points from foreign exchange.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue increased 460 basis points compared to the same period of 2011, while Adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue increased 350 basis points, primarily due to the following:

•
an increase of 200 basis points due to lower revenues while continuing to incur overhead expenses that do not vary directly with revenue, higher professional and related fees, primarily associated with the FCPA investigation and compliance reviews, as well as wage inflation in 2012;

•	an increase of 90 basis points due to foreign exchange;

•	an increase of 60 basis points due to higher brochure costs;

•
an increase of 40 basis points due to increased investments in Representative Value Proposition ("RVP"), primarily driven by investments in the One Simple Sales Model in the U.S. and an increased focus on Representative engagement in Brazil; and

•	a decrease of 60 basis points due to lower advertising.
In the first quarter of 2012 we revised the definition of RVP to represent the expenses of activities directly associated with Representatives and sales leaders including the cost of incentives and sales aids (net of any fees charged). RVP no longer includes strategic investments such as the Service Model Transformation and Web enablement, and it no longer adjusts for the impact of volume.
See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Other Expense
Interest expense increased by 4%, primarily due to higher outstanding debt balances as well as higher average interest rates.
Interest income decreased by 28%, primarily due to lower average interest rates partially offset by higher average cash balances.
Other expense, net, increased primarily due to higher foreign exchange losses.

Effective Tax Rate
The effective tax rate was 30.9% compared to 28.9% in the prior-year period. The 2012 tax rate was higher primarily due to lower benefits from audit settlements and statute expirations and a 2011 reduction in a foreign tax liability, partially offset by the favorable impact of 2012 discrete benefits on lower pre-tax income.
Six Months Ended June 30, 2012
Revenue
Total revenue decreased 6% due to unfavorable foreign exchange. Constant $ revenue was flat as a 2% increase in average order was offset by a 2% decline in Active Representatives. Price and mix increased 3% and was offset by a 3% decline in units sold.
On a category basis, growth rates were as follows:

	%/Point Change
	US$	Constant $
Total Beauty	(5)%	1%
Beauty Category:
Fragrance	(4)	2
Color	(5)	2
Skincare	(6)	—
Personal Care	(6)	—

Fashion	(9)	(6)
Home	(7)	(1)
See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
Gross Margin
Gross margin and Adjusted Non-GAAP gross margin both decreased by 230 basis points primarily due to the following:

•
a decline of 150 basis points due to higher supply chain costs, primarily caused by increased product costs (60 basis points) which was partially due to inflationary pressures, as well as other costs associated with transportation and overhead;

•	a decline of 50 basis points due to foreign exchange; and

•	a decline of 40 basis points due to product mix and pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue for the six months ended June 30, 2012 increased 410 basis points compared to the same period of 2011, while Adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue increased 330 basis points, primarily due to the following:

•
an increase of 130 basis points due to lower revenues while continuing to incur overhead expenses that do not vary directly with revenue, and was also impacted by a bonus accrual reversal that occurred in 2011, as well as wage inflation in 2012;

•	an increase of 80 basis points due to increased investments in RVP, primarily driven by investments in the One Simple

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Sales Model in the U.S. and an increased focus on Representative engagement in Brazil;

•	an increase of 50 basis points due to higher brochure costs;

•	an increase of 50 basis points due to foreign exchange; and

•	an increase of 40 basis points due to higher bad debt expense primarily due to a higher provision to increase reserves for bad debt in South Africa in the first quarter of 2012.
See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense
Interest expense increased by 6%, primarily due to higher outstanding debt balances as well as higher average interest rates. At June 30, 2012 we held interest-rate swap agreements that effectively converted approximately 61% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.
Interest income decreased by 23%, primarily due to lower average interest rates partially offset by higher average cash balances.
Other expense, net, increased primarily due to higher foreign exchange losses and the fee associated with the termination of two of our interest-rate swap agreements designated as fair value hedges.

Effective Tax Rate
The effective tax rate was 31.3% compared to 30.4% in the prior-year period. The 2012 tax rate was higher primarily due to lower benefits from audit settlements and statute expirations, partially offset by the favorable impact of 2012 discrete benefits on lower pre-tax income.

Segment Review
Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2012	2011	US$	Constant $	2012	2011	US$	Constant $
Total revenue	$1,242.8	$1,359.9	(9)%	3%	$2,392.3	$2,503.2	(4)%	3%
Operating profit	114.9	195.9	(41)%	(31)%	165.7	337.2	(51)%	(44)%
CTI restructuring	7.1	1.1			11.8	(1.2)
Adjusted Non-GAAP operating profit	122.0	197.0	(38)%	(27)%	177.5	336.0	(47)%	(40)%

Operating margin	9.2%	14.4%	(5.2)	(4.6)	6.9%	13.5%	(6.6)	(6.2)
CTI restructuring	.6	.1			.5	—
Adjusted Non-GAAP operating margin	9.8%	14.5%	(4.7)	(4.1)	7.4%	13.4%	(6.0)	(5.6)

Active Representatives				1%				1%
Units sold				(3)%				(2)%
Amounts in the table above may not necessarily sum due to rounding.
Effective in the second quarter of 2012, the Dominican Republic was included in Latin America whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, Latin America amounts include the results of the Dominican Republic for all periods presented.
Three Months Ended June 30, 2012
Total revenue declined due to unfavorable foreign exchange. On a Constant $ basis, revenue grew 3% due to higher average order as well as an increase in Active Representatives. Average order benefited from pricing, including inflationary impacts.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Revenue in Brazil declined 19% and revenue in Mexico declined 7%, with both markets being negatively impacted by foreign exchange. Constant $ revenue benefited from growth of 6% in Mexico, partially offset by a decline of 1% in Brazil. In Venezuela, revenue and Constant $ revenue grew 26%.
Service levels in Brazil have improved from the prior-year period, however our sales in the current three-month period have been negatively impacted by a decline in Active Representatives and decreased demand, which was partially due to increased competition as well as uncompetitive pricing in Fashion and Home. Demand was also negatively impacted by the lingering effects on Representative satisfaction of weaker service levels in previous periods. Brazil's sales of Beauty products declined 16%, negatively impacted by foreign exchange. On a Constant $ basis, Brazil's sales of Beauty products increased 2%. Brazil's sales of non-Beauty products declined 29%, or 14% on a Constant $ basis partially due to uncompetitive pricing.
Constant $ revenue growth in Mexico was driven by higher average order as well as an increase in Active Representatives. Revenue growth in Venezuela was the result of higher average order, benefiting from the inflationary impact on pricing, as well as an increase in Active Representatives. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by .5 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 4.7 points, or 4.1 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.6 points related to lower gross margin caused primarily by approximately 1.5 points from higher supply chain costs, including .7 points from increased product costs, primarily due to inflationary pressures not offset by pricing, as well as other costs associated with transportation. Lower gross margin was also impacted by .8 points from foreign exchange and .3 points from higher inventory obsolescence.

•	a decline of 2.0 points from increased overhead, primarily due to wage inflation outpacing revenue growth;

•	a benefit of .5 points from lower advertising; and

•	a benefit of .5 points from lower bad debt expense.

Six Months Ended June 30, 2012
Total revenue declined due to unfavorable foreign exchange. On a Constant $ basis, revenue grew 3% due to higher average order as well as an increase in Active Representatives. Average order benefited from pricing, including inflationary impacts. Revenue in Brazil declined 12% and revenue in Mexico declined 3%, with both markets being negatively impacted by foreign exchange. Constant $ revenue benefited from growth of 8% in Mexico, while Constant $ revenue in Brazil was flat. In Venezuela, revenue and Constant $ revenue grew 26%.
Our sales in the current six-month period have been negatively impacted by lower average order and decreased demand, which was partially due to increased competition as well as uncompetitive pricing in Fashion and Home. Partially offsetting these factors was an increase in Active Representatives, which benefited from increased investments in RVP. Current demand was also negatively impacted by the lingering effects on Representative satisfaction of weaker service levels in previous periods. Brazil's sales of Beauty products declined 9%, due to unfavorable foreign exchange. On a Constant $ basis, Brazil's sales of Beauty products increased 4%. Brazil's sales of non-Beauty products declined 24%, or 14% on a Constant $ basis partially due to uncompetitive pricing.
Constant $ revenue growth in Mexico was driven by higher average order as well as an increase in Active Representatives. Revenue growth in Venezuela was the result of higher average order, benefiting from the inflationary impact on pricing, as well as an increase in Active Representatives.
Operating margin was negatively impacted by .5 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 6.0 points, or 5.6 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.9 points related to lower gross margin caused primarily by approximately 1.8 points from higher supply chain costs, including .7 points from increased product costs, primarily due to inflationary pressures not offset by pricing, as well as other costs associated with transportation and overhead. Lower gross margin was also impacted by .7 points from foreign exchange and .4 points from higher inventory obsolescence.

•	a decline of 1.9 points from increased overhead, primarily due to wage inflation outpacing revenue growth;

•	a decline of .7 points due to increased investments in RVP, primarily in Brazil;

•	a decline of .5 points due to higher brochure costs; and

•	a benefit of .5 points from lower bad debt expense.
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
We account for Venezuela as a highly inflationary economy. At June 30, 2012, we had a net asset position of $193.5 associated with our operations in Venezuela, which included cash balances of approximately $228.3 of which approximately $225.8 was denominated in Bolívares remeasured at the June 30, 2012 official exchange rate and approximately $2.5 was denominated in U.S. dollars. Of the $193.5 net asset position, approximately $225.0 was associated with Bolívar-denominated monetary net assets and deferred income taxes. Additionally, during the first half of 2012 Avon Venezuela’s revenue and operating profit represented approximately 5% of Avon’s consolidated revenue and 11% of Avon’s consolidated operating profit.
During the first half of 2012, the exchange rate in the SITME market ranged within 5 to 6 Bolívares to the U.S. Dollar; however, as noted previously, access to U.S. Dollars in the SITME market is limited. To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued as of June 30, 2012, from the official rate of 4.3 to a rate of 9.0 Bolívares to the U.S. dollar, or an approximate 52% devaluation, our results will be negatively impacted as follows:

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

•
Avon’s consolidated operating profit during the first twelve months following the devaluation, in this example, would likely be negatively impacted by approximately 13%, assuming no offsetting operational improvements. The larger negative impact on operating profit during the first twelve months as compared to the prospective impact is caused by costs of nonmonetary assets being carried at historic dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate.

•
We would likely incur an immediate charge of approximately $94.8 ($82.4 in “Other expenses, net” and $12.4 in “Income taxes”) associated with the $225.0 of Bolívar-denominated monetary net assets and deferred income taxes.

For the three and six months ended June 30, 2012, costs associated with acquiring goods that required settlement in U.S. dollars through the SITME market in Venezuela included within operating profit were approximately $6 and $10, respectively. The amounts reported for costs associated with acquiring goods that required settlement in U.S. dollars through the SITME market in Venezuela included within operating profit for the three and six months ended June 30, 2011, were approximately $4 and $8. Additionally, if the exchange rate in the SITME market is further devalued to a rate of 9.0 Bolívares to the U.S. dollar, or an alternative source of exchange becomes available at an unfavorable rate beyond the rate of 5.7 Bolívares to the U.S. dollar, our results could be negatively impacted, including an immediate charge of approximately $58, as well as higher ongoing costs.
At June 30, 2012, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $140 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2012.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2012	2011	US$	Constant $	2012	2011	US$	Constant $
Total revenue	$663.1	$773.4	(14)%	(5)%	$1,387.7	$1,531.5	(9)%	(2)%
Operating profit	71.3	125.0	(43)%	(34)%	127.8	236.0	(46)%	(39)%
CTI restructuring	8.1	4.7			12.7	.9
Adjusted Non-GAAP operating profit	79.4	129.7	(39)%	(30)%	140.5	236.9	(41)%	(34)%

Operating margin	10.8%	16.2%	(5.4)	(4.9)	9.2%	15.4%	(6.2)	(5.8)
CTI restructuring	1.2	.6			.9	.1
Adjusted Non-GAAP operating margin	12.0%	16.8%	(4.8)	(4.4)	10.1%	15.5%	(5.4)	(4.9)

Active Representatives				(3)%				(3)%
Units sold				(7)%				(4)%
Amounts in the table above may not necessarily sum due to rounding.
Effective in the second quarter of 2012, the results of Central and Eastern Europe and Western Europe, Middle East & Africa were managed as a single operating segment. Accordingly, Europe, Middle East & Africa amounts include the results of Central and Eastern Europe and Western Europe, Middle East & Africa for all periods presented.
Three Months Ended June 30, 2012
Total revenue declined partially due to unfavorable foreign exchange. On a Constant $ basis, revenue declined 5% due to a decline in Active Representatives as well as lower average order. The region's Constant $ revenue decline was primarily due to declines in Russia, Turkey, and the United Kingdom, partially reflecting a continued weak macroeconomic environment, competition, and executional challenges. As a result, Active Representatives declined in these markets. Constant $ growth in South Africa partially offset these declines.
In Russia, revenue declined 15%, or 6% on a Constant $ basis. In the United Kingdom, revenue declined 10%, or 7% on a Constant $ basis. In Turkey, revenue declined 29%, or 19% on a Constant $ basis, also impacted by lower average order. In South Africa, revenue declined 5%, impacted by unfavorable foreign exchange. On a Constant $ basis, South Africa's revenue grew 12% due to growth in Active Representatives, partially offset by lower average order.
Operating margin was negatively impacted by .6 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 4.8 points, or 4.4 points on a Constant $ basis and was primarily as a result of:

•	a decline of 1.4 points due to lower revenues while continuing to incur overhead expenses that do not vary directly with revenue;

•	a decline of 1.2 points due to higher bad debt expense due primarily to a change in estimate of the collection of our receivables;

•	a decline of 1.0 point from higher brochure costs, of which .6 points was due to an out-of-period adjustment in Poland; and

•	to a lesser extent, a decline of .4 points due to lower gross margin caused primarily by increased product costs in Fashion and Home.
Six Months Ended June 30, 2012
Total revenue declined partially due to unfavorable foreign exchange. On a Constant $ basis, revenue declined 2% due to a decline in Active Representatives, partially offset by higher average order. The region's Constant $ revenue decline was primarily due to declines in Russia, Turkey, and the United Kingdom, partially reflecting a continued weak macroeconomic environment, competition, and executional challenges. As a result, Active Representatives declined in these markets. Growth in South Africa partially offset these declines.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

In Russia, revenue declined 8%, or 2% on a Constant $ basis. In the United Kingdom, revenue declined 8%, or 6%, on a Constant $ basis, with higher average order partially offsetting the decline. In Turkey, revenue declined 22%, or 10% on a Constant $ basis, with higher average order partially offsetting the decline. In South Africa, revenue grew 4%, impacted by unfavorable foreign exchange. On a Constant $ basis, South Africa's revenue grew 19% due to growth in Active Representatives as well as higher average order.
Operating margin was negatively impacted by .9 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 5.4 points, or 4.9 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.0 points to higher bad debt expense primarily due to a higher provision to increase reserves for bad debt in South Africa as a result of growth in new territories, of which 1.0 points was an out-of-period adjustment, and was also impacted by a change in estimate of the collection of our receivables;

•
a decline of 1.9 points related to lower gross margin caused primarily by 1.7 points from higher supply chain costs due to foreign exchange, primarily due to the weakening of the Turkish Lira against the Euro, as well as increased product costs in Fashion and Home; and

•	a decline of .7 points from higher brochure costs, of which .3 points was due to an out-of-period adjustment in Poland.
North America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2012	2011	US$	Constant $	2012	2011	US$	Constant $
Total revenue	$467.4	$496.7	(6)%	(5)%	$947.0	$997.1	(5)%	(5)%
Operating (loss) profit	(3.9)	23.5	(117)%	(116)%	(.1)	49.5	(100)%	(99)%
CTI restructuring	5.8	8.1			10.2	19.7
Adjusted Non-GAAP operating profit	1.9	31.6	(94)%	(93)%	10.1	69.2	(85)%	(85)%

Operating margin	(.8)%	4.7%	(5.5)	(5.5)	—%	5.0%	(5.0)	(4.9)
CTI restructuring	1.2	1.6			1.1	2.0
Adjusted Non-GAAP operating margin	.4%	6.4%	(6.0)	(5.9)	1.1%	6.9%	(5.8)	(5.8)

Active Representatives				(12)%				(12)%
Units sold				(4)%				(1)%
Amounts in the table above may not necessarily sum due to rounding.

Effective in the second quarter of 2012, the Dominican Republic was included in Latin America whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, North America amounts exclude the results of the Dominican Republic for all periods presented.
Three Months Ended June 30, 2012
The North America segment consists of the North America Avon business and also includes the results of our Silpada business. Revenue in the North America Avon business declined 5% on both a reported and Constant $ basis due to a decline in Active Representatives, partially offset by larger average order which benefited from product mix. Revenue in the North America Silpada business declined 14% on both a reported and Constant $ basis due to a lower average order, partially offset by an increase in Active Representatives. Sales of Beauty products declined 8% on a reported basis and declined 7% on a Constant $ basis. Sales of non-Beauty products declined 6% on a reported basis and declined 5% on a Constant $ basis, primarily impacted by the declines in the North America Silpada business. Additional information on field transformation in our North America Avon operations is discussed in more detail below.
Operating margin benefited .4 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined 6.0 points, or 5.9 points on a Constant $ basis, primarily as a result of:

•	a decline of 2.4 points from increased investments in RVP, primarily due to costs related to the One Simple Sales Model implementation in the U.S.;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

•
a decline of 1.1 points of lower gross margin caused primarily by 1.8 points from unfavorable mix, partially offset by a benefit of out-of-period adjustments associated with vendor liabilities of 1.1 points;

•	a decline of .9 points from higher brochure costs;

•
a decline of .8 points due to higher overhead primarily caused by a benefit in 2011 of 1.5 points due to a reduction in the estimated fair value of an earnout provision recorded in connection with the Silpada acquisition. This was partially offset by lower overhead in the North America Avon business primarily related to the redistricting associated with the One Simple Sales Model implementation;

•	a decline of .6 points due to higher selling commissions due to the One Simple Sales Model implementation; and

•	a benefit of .5 points due to lower advertising.
Six Months Ended June 30, 2012
The North America segment consists of the North America Avon business and also includes the results of our Silpada business. Revenue in the North America Avon business declined 5% on both a reported and Constant $ basis due to a decline in Active Representatives, partially offset by larger average order which benefited from product mix, as well as increased Smart Value and giftable offerings in the first quarter. Revenue in the North America Silpada business declined 16%, or 15% on a Constant $ basis, due to lower average order. Sales of Beauty products declined 4%, on both a reported and Constant $ basis. Sales of non-Beauty products declined 8% on a reported basis and 7% on a Constant $ basis, primarily impacted by the declines in the North America Silpada business, partially offset by the giftable offerings of the North America Avon business primarily in the first quarter.

Operating margin benefited .9 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined 5.8 points on both a reported and Constant $ basis, primarily as a result of:

•	a decline of 2.6 points from increased investments in RVP, primarily due to costs related to the One Simple Sales Model implementation in the U.S.;

•
a decline of 2.2 points of lower gross margin caused primarily by 2.1 points from the negative impact of mix and pricing, and .9 points from higher supply chain costs due to transportation and increased product costs partly due to inflationary pressures, partially offset by a benefit of out-of-period adjustments associated with vendor liabilities of .5 points;

•	a decline of .8 points from higher brochure costs;

•	a decline of .5 points of higher selling commissions due to the One Simple Sales Model implementation; and

•
a decline of .3 points due to higher overhead primarily caused by a benefit in 2011 of .7 points due to a reduction in the estimated fair value of an earnout provision recorded in connection with the Silpada acquisition. This was partially offset by lower overhead in the North America Avon business primarily related to the redistricting associated with the One Simple Sales Model implementation.

Within the North America Avon business, we are continuing to focus on field transformation as we have begun the move to a stronger multi-level leadership structure, as well as simplifying and enhancing the earnings opportunity for Representatives. As we focus on field transformation and redistricting, we continue to expect variability in our financial results through 2012.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2012	2011	US$	Constant $	2012	2011	US$	Constant $
Total revenue	$218.4	$226.4	(4)%	(2)%	$440.1	$453.7	(3)%	(3)%
Operating profit	11.1	16.6	(33)%	(33)%	26.5	36.5	(27)%	(29)%
CTI restructuring	4.1	—			4.8	(.5)
Adjusted Non-GAAP operating profit	15.2	16.6	(8)%	(8)%	31.3	36.0	(13)%	(15)%

Operating margin	5.1%	7.3%	(2.2)	(2.3)	6.0%	8.0%	(2.0)	(2.1)
CTI restructuring	1.9	—			1.1	(.1)
Adjusted Non-GAAP operating margin	7.0%	7.3%	(.3)	(.4)	7.1%	7.9%	(.8)	(.9)

Active Representatives				(7)%				(8)%
Units sold				(6)%				(5)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2012
Total revenue declined partially due to unfavorable foreign exchange. On a Constant $ basis, revenue decreased due to a decline in Active Representatives, partially offset by higher average order. The region's revenue and Active Representatives declines were primarily due to continued weakness in China. Revenue in China declined 21%, or 23% in Constant $. Our China operations are discussed in more detail below. Revenue in the Philippines grew 8%, or 7% in Constant $, driven primarily by growth in Active Representatives.
Operating margin was negatively impacted by 1.9 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined .3 points, or .4 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.3 points due to lower revenues while continuing to incur overhead expenses that do not vary directly with revenue;

•
a decline of .9 points of lower gross margin caused primarily by 1.3 points from the negative impact of mix due to weakness in skincare and .4 points from foreign exchange. Gross margin was also impacted by a benefit of .6 points from lower supply chain costs due to cost savings initiatives, which were partially offset by increased product costs due to higher labor costs;

•	a decline of .7 points of higher bad debt expense which was a result of growth in developing markets coming from new Representatives;

•	a benefit of 1.4 points from lower investments in RVP; and

•	a benefit of 1.1 points due to lower advertising.

Six Months Ended June 30, 2012
Total revenue decreased due to a decline in Active Representatives, partially offset by higher average order. The region's revenue and Active Representatives declines were primarily due to continued weakness in China. Revenue in China declined 18%, or 21% in Constant $. Revenue in the Philippines grew 7%, or 6% in Constant $, driven primarily by growth in Active Representatives.
Operating margin was negatively impacted by 1.1 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined .8 points, or .9 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.8 points due to lower revenues while continuing to incur overhead expenses that do not vary directly with revenue;

•
a decline of .6 points of lower gross margin caused primarily by 1.1 points from the negative impact of mix and pricing due to weakness in skincare. Gross margin was also impacted by a benefit of .6 points from lower supply chain costs due to cost savings initiatives, which were partially offset by increased product costs due to higher labor costs;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

•	a decline of .6 points of higher bad debt expense which was a result of growth in developing markets coming from new Representatives;

•	a benefit of 1.0 point from lower investments in RVP; and

•	a benefit of .6 points due to lower advertising.
As we have previously disclosed, our transition to a direct-selling business in China has faced greater than expected challenges. It has become apparent that our service centers tend to exhibit a retail mind-set, which is an integral part of our business. We plan to support both retail and direct selling in the short-term while we analyze our long-term strategic plan. Changes to our long-term strategic plan may impact our expectations of future financial performance. A decline in expected future cash flows and growth rates may increase the possibility of a non-cash impairment charge for goodwill. The goodwill associated with China was approximately $81 at June 30, 2012.
Global Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total global expenses	$188.1	$172.3	9%	$353.6	$340.3	4%
Allocated to segments	(121.3)	(127.9)	(5)%	(231.8)	(244.2)	(5)%
Net global expenses	$66.8	$44.4	50%	$121.8	$96.1	27%
CTI restructuring	13.1	(1.9)		26.0	7.8
Adjusted Non-GAAP net global expenses	$53.7	$46.3	16%	$95.8	$88.3	8%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2012
Total global expenses increased primarily due to higher costs to implement restructuring initiatives and higher professional and related fees associated with the FCPA investigation and compliance reviews, partially offset by lower marketing costs. Amounts allocated to segments decreased primarily due to a decrease in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein, amounted to approximately $31.3, as compared to approximately $22.1 in the prior year period. While these fees are difficult to predict, they are expected to continue and may vary during the course of this investigation. These fees were not allocated to the segments. Please see "Risk Factors" contained in our Form 10-K for the year ended December 31, 2011 and Note 5 to the consolidated financial statements included herein, for more information regarding the FCPA investigation and other related matters.
Six Months Ended June 30, 2012
Total global expenses increased primarily due to higher costs to implement restructuring initiatives, higher professional and related fees associated with the FCPA investigation and compliance reviews, and higher expenses associated with management incentive programs, partially offset by lower marketing costs and lower benefit-related costs. Amounts allocated to segments decreased primarily due to a decrease in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigation and compliance reviews described in Note 5 to the consolidated financial statements included herein, amounted to approximately $54.7, as compared to approximately $44.6 in the prior year period. While these fees are difficult to predict, they are expected to continue and may vary during the course of this investigation. These fees were not allocated to the segments. Please see "Risk Factors" contained in our Form 10-K for the year ended December 31, 2011 and Note 5 to the consolidated financial statements included herein, for more information regarding the FCPA investigation and other related matters.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under lines of credit, public offerings of notes, and a private placement. As disclosed in the Latin America Segment Review, at June 30, 2012, we held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $225.8 when translated at the official exchange rate. Currency restrictions enacted by the Venezuelan government have impacted our ability to repatriate dividends and royalties from our Venezuelan operations. We currently believe that existing cash outside of Venezuela, as well as cash to be generated from operations outside of Venezuela along with available sources of public and private financing are adequate to meet the Company’s anticipated requirements for general corporate needs. Substantially all of our cash and cash equivalents are held outside of the U.S., as it relates to undistributed earnings of certain foreign subsidiaries,

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

a portion of which we intend to reinvest indefinitely in our foreign subsidiaries. If these indefinitely reinvested earnings were distributed to the U.S. parent as dividends, we may be subject to additional taxes. With respect to 2012, we have decided to not indefinitely reinvest any current year earnings of our foreign subsidiaries.
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

Cash Flows
Net Cash Provided by Operating Activities
During the first six months of 2012, operating activities provided $41.1 of cash as compared to $101.2 in 2011. Operating cash flow during the first six months of 2012 was negatively impacted by lower cash related net income which was partially offset by improvements in working capital, lower contributions to the U.S. pension plan, and a payment in 2011 associated with a long-term incentive compensation plan of $36.

Net Cash Used by Investing Activities
Net cash used by investing activities during the first six months of 2012 was $92.2 lower than during the first six months of 2011, primarily due to lower capital expenditures, which declined by $56.8, as 2011 included higher investment associated with new distribution facilities in Latin America. In addition, 2012 benefited from lower purchases of short-term investments.

Net Cash Provided/Used by Financing Activities
Net cash provided by financing activities of $65.4 during the first six months of 2012 compared favorably to cash used by financing activities of $122.9 during the first six months of 2011 primarily due to proceeds of $500.0 related to the term loan agreement entered into during the second quarter of 2012, as well as the scheduled repayment of our $500.0 principal notes in 2011. The first six months of 2012 also benefited from proceeds of $43.6 related to the termination of two of our interest-rate swap agreements designated as fair value hedges. See Note 11, Derivative Instruments and Hedging Activities for further details. Partially offsetting these favorable cash flow impacts were lower issuances of commercial paper.

We maintained our quarterly dividend payments at $0.23 per share in 2012 and 2011.

Capital Resources
We maintain a $1 billion revolving credit facility, which expires in November 2013. As discussed below, the $1 billion available under the credit facility is effectively reduced to the extent of any commercial paper outstanding. The credit facility contains various covenants, including a financial covenant that requires our interest coverage ratio to equal or exceed 4:1, lien covenant, events of default and cross-default provisions. The interest coverage ratio is determined in relation to our consolidated pre-tax income, which is not adjusted for one-time charges such as non-cash impairments or significant currency devaluations, and interest expense, in each case for the period of four fiscal quarters ending on the date of determination. Based on interest rates at June 30, 2012, the full $1 billion facility, less the outstanding commercial paper, could have been drawn down without violating any covenant.

In November 2010, we issued in a private placement $535.0 in notes (the "private notes") pursuant to a note purchase agreement that has covenants substantially similar to those in the revolving credit facility agreement, including the requirement to maintain an interest coverage ratio that equals or exceeds 4:1.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Our interest coverage ratio, as calculated under both our revolving credit facility and the note purchase agreement of our November 2010 private notes, for the four fiscal quarters ended June 30, 2012 was 4.7:1. We anticipate that we may not be able to comply with the interest coverage ratio covenant for the four fiscal quarters ending September 30, 2012, primarily due to the inclusion of a non-cash impairment charge of $263.0 associated with the Silpada business. The non-cash impairment charge had an adverse impact on our interest coverage ratio as of June 30, 2012 of 2.7 points. Accordingly, we have obtained waivers from the lenders under our revolving credit facility and our private noteholders to exclude the non-cash impairment charge associated with the Silpada business recorded during the fourth quarter of 2011 from our interest coverage ratio calculation for the four fiscal quarters ending September 30, 2012. With such waivers, we currently anticipate that we will be in compliance with the interest coverage ratio covenants in the revolving credit facility and the note purchase agreement for the four fiscal quarters ending September 30, 2012. In connection with the waiver to the note purchase agreement, we entered into a letter agreement with the holders of the private notes pursuant to which we agreed, among other things, to amend the note purchase agreement no later than August 15, 2012 to add a leverage ratio covenant, add a most favored lender provision and to amend the interest coverage ratio. The letter agreement is more fully described in “Part II. Item 5. Other Information” of this Form 10-Q.

We also maintain a $1 billion commercial paper program, which is supported by the credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the credit facility. At June 30, 2012, there was $330.1 outstanding under this program. In 2012, the demand for the Company's commercial paper has declined, partially impacted by rating agency action with respect to the Company. For more information regarding risks associated with our ability to access certain debt markets, including the commercial paper market, see “Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business and our access to liquidity and capital” included in Item 1A of our 2011 Form 10-K.

On June 29, 2012, the Company entered into a $500.0 Term Loan Agreement (the "Term Loan"). The Term Loan is subject to a possible one-time increase of principal on or prior to August 2, 2012, for which the Company intends to draw down an incremental $50.0 of principal. The Company is required to repay on June 29, 2014, an amount equal to twenty-five percent of the aggregate principal amount of the loans and on June 29, 2015, the then outstanding aggregate principal amount of the loans made under the Term Loan. At June 30, 2012, $500.0 was outstanding under the Term Loan. Amounts borrowed under the Term Loan and repaid or prepaid may not be reborrowed. Borrowings under the Term Loan bear interest at a rate per annum, which will be, at the Company's option, either LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on the credit ratings of the Company. The Term Loan is available for general corporate purposes, including funding or making payments for the debt of the Company or any of its subsidiaries and funding loans from the Company to any of its subsidiaries. The Term Loan contains various covenants, including a financial covenant that requires our interest coverage ratio (determined in relation to our consolidated net income adjusted for interest expense, taxes, and non-cash expenses) to equal or exceed 4:1, as well as a financial covenant that requires our maximum leverage ratio (determined in relation to our consolidated net income adjusted for interest expense, taxes, non-cash expenses, and depreciation and amortization expense) to not be greater than 4:1 up to March 31, 2013, 3.75:1 up to December 31, 2013, and 3.5:1 on March 31, 2014 and thereafter, and includes cross-default provisions.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At June 30, 2012 and December 31, 2011, we held interest-rate swap agreements that effectively converted approximately 61% and 74%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was 72% at June 30, 2012 and 82% at December 31, 2011.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•
our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our global business strategy, including our multi-year restructuring programs and other initiatives, product mix and pricing strategies, Enterprise Resource Planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies;

•
our ability to realize the anticipated benefits (including any financial projections concerning, for example, future revenue, profit, cash flow and operating margin increases) from our multi-year restructuring programs or other initiatives on the time schedules or in the amounts that we expect, and our plans to invest these anticipated benefits ahead of future growth;

•	the possibility of business disruption in connection with our multi-year restructuring programs or other initiatives;

•	our ability to realize sustainable growth from our investments in our brand and the direct-selling channel;

•	our ability to transition our business in North America, including enhancing our Sales Leadership model and optimizing our product portfolio;

•
a general economic downturn, a recession globally or in one or more of our geographic regions, or sudden disruption in business conditions, and the ability of our broad-based geographic portfolio to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability, competitive or other market pressures or conditions;

•
the effect of political, legal, tax and regulatory risks imposed on us in the United States and abroad, our operations or our Representatives, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws, including in non-U.S. jurisdictions such as Brazil, Russia, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

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

•
the challenges to our businesses, such as Silpada and China, including the effects of rising costs, macro-economic pressures, competition, any potential strategic decisions, and the impact of declines in expected future cash flows and growth rates, and a change in the discount rate used to determine the fair value of expected future cash flows, which have impacted, and may continue to impact, the estimated fair value of the recorded goodwill and intangible assets;

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

•
our ability to comply with certain covenants in our debt instruments, including the impact of any significant non-cash impairments, significant currency devaluations, significant legal or regulatory settlements, or obtain necessary waivers from compliance with, or necessary amendments to, such covenants, and the impact any non-compliance may have on our ability to secure financing;

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2012, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2012.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/12	12,135	(2)	$20.78	—	$1,819,513,000
5/1 - 5/31/12	17,227	(3)	19.86	16,549	1,819,184,000
6/1 - 6/30/12	20,511	(2)	15.79	—	1,819,184,000
Total	49,873		$18.41	16,549

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

(3)
Includes 16,549 shares repurchased under our publicly announced program and 678 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 5. OTHER INFORMATION

•	Charles Herington, Executive Vice President, Developing Market Group, will be leaving the Company effective as of September 1, 2012.
As previously disclosed, Mr. Herington's employment letter agreement with the Company, dated as of November 18, 2005, as amended on November 7, 2008, provides for, among other things, separation benefits. Consistent with this letter agreement, the Company entered into an agreement with Mr. Herington on July 30, 2012 (the "Separation Agreement") providing for his departure and his compliance with certain nonsolicitation, non-competition, confidentiality, non-disparagement, and cooperation provisions. The Separation Agreement also provides for 24 months of base salary, pro-rated annual and long-term bonuses in accordance with the terms of the applicable bonus and stock plans, and continued participation in medical and other benefit programs, as well as the continuation of certain perquisites and stock option vesting, for specified periods of time. In consideration for agreeing to an extended non-competition and non-solicitation period, Mr. Herington will receive a lump-sum cash payment of $300,000. The Separation Agreement also includes Mr. Herington's general release of claims against the Company.
The foregoing does not constitute a complete summary of the terms of the Separation Agreement, and reference is made to the complete text of the agreement, which is attached hereto as Exhibit 10.4 to this Form 10-Q and incorporated by reference herein.

•
On July 31, 2012, we received a waiver (the “Credit Facility Waiver”) from our lenders under the Revolving Credit and Competitive Advance Facility Agreement of November 2, 2010 (the “Revolving Credit Facility”). As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in the fourth quarter of 2011, we recorded a non-cash charge of $263.0 million to adjust goodwill and indefinite-lived intangible assets related to our Silpada business (the

AVON PRODUCTS, INC.

“Silpada Non-cash Charge”). The Credit Facility Waiver allows us to exclude the Silpada non-cash impairment charge from our calculation of the interest coverage ratio under the Revolving Credit Facility solely for the calculation of the interest coverage ratio as of September 30, 2012 and permits us to add the Silpada Non-cash Charge to the consolidated pre-tax income of the Company and its consolidated subsidiaries for purposes of such calculation.
In addition, on July 31, 2012, we received a waiver (the “Note Purchase Agreement Waiver”) from the holders of the notes issued under the Note Purchase Agreement of November 23, 2010 (the “Note Purchase Agreement”). The Note Purchase Agreement Waiver allows us to exclude the Silpada Non-cash Charge from our calculation of the interest coverage ratio under the Note Purchase Agreement solely for the calculation of the interest coverage ratio as of September 30, 2012 and permits us to add the Silpada Non-cash Charge to the consolidated pre-tax income of the Company and its consolidated subsidiaries for purposes of such calculation. In connection with the Note Purchase Agreement Waiver, on July 31, 2012, we executed a Letter Agreement for the benefit of the holders of the notes under the Note Purchase Agreement pursuant to which we agreed to (a) pay to each holder of notes under the Note Purchase Agreement a fee in an amount equal to 10 basis points of the outstanding principal amount of its notes on August 1, 2012, and (b) amend the Note Purchase Agreement no later than August 15, 2012 to (i) add a leverage ratio covenant, (ii) add a most favored lender provision, (iii) add a 150 basis point step up of the applicable coupon if our unsecured and unsubordinated debt is not rated above investment grade by a certain number of rating agencies, (iv) covenant that, if requested by the holders of the notes, we arrange a quarterly call among the holders of the notes and our Chief Financial Officer and/or Treasurer, and (v) amend the interest coverage ratio to add back to our consolidated pre-tax income actual non-cash impairment charges related solely to the Silpada business in an amount not to exceed $125,000,000 in the aggregate (in addition to the Silpada non-cash charge of $263.0 million discussed previously) during the term of the Note Purchase Agreement. Additionally, we agreed that in the event any of the requirements set forth in (a) or (b) above in this paragraph are not satisfied on or before the dates set forth and that the holders of the notes are negotiating the amendments provided in (b) above in this paragraph in good faith, the applicable interest rate of the notes shall automatically increase by 200 basis points until all of such requirements have been satisfied.
The description of the Credit Facility Waiver, the Note Purchase Agreement Waiver and the Note Purchase Agreement Letter Agreement is qualified in its entirety by reference to the waivers and letter agreement, which are attached as Exhibits 10.5, 10.6 and 10.7, respectively, to this Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	August 1, 2012	/s/ Robert Loughran
Robert Loughran
Vice President and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

10.1	Letter Agreement dated as of April 4, 2012 between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on April 10, 2012)

10.2	Restricted Stock Unit Award Agreement dated as of April 23, 2012 between the Company and Ms. McCoy

10.3
$500,000,000 Term Loan Agreement, dated as of June 29, 2012, among Avon Products, Inc., Citibank N.A., as Administrative Agent, Citigroup Global Markets Inc., Santander Investment Securities Inc., Goldman Sachs Bank USA and BBVA Compass, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed July 5, 2012)

10.4	Separation Agreement dated as of July 30, 2012 between the Company and Charles Herington

10.5
Letter Waiver, dated as of July 31, 2012, to the Revolving Credit and Competitive Advance Facility Agreement, dated as of November 2, 2010, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, and certain of the other lenders party thereto

10.6
Letter Waiver, dated as of July 31, 2012, among Avon Products, Inc., Avon Capital Corporation, and certain of the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022

10.7
Letter Agreement, dated as of July 31, 2012, by Avon Products, Inc. and Avon Capital Corporation to the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022

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