Form 10-Q
period 2012-09-30
AVON PRODUCTS INC
filed 2012-11-01
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
777 Third Avenue, New York, N.Y. 10017-1307
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2012 was 432,162,218.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	September 30, 2012	September 30, 2011
Net sales	$2,509.4	$2,706.7
Other revenue	41.5	55.7
Total revenue	$2,550.9	$2,762.4
Costs, expenses and other:
Cost of sales	990.5	998.3
Selling, general and administrative expenses	1,410.4	1,485.5
Impairment of goodwill and intangible asset	44.0	—
Operating profit	106.0	278.6
Interest expense	27.3	22.9
Interest income	(3.8)	(4.6)
Other expense, net	4.6	19.0
Total other expenses	28.1	37.3
Income from continuing operations, before taxes	77.9	241.3
Income taxes	(45.3)	(76.1)
Income from continuing operations, net of tax	32.6	165.2
Discontinued operations, net of tax	—	—
Net income	32.6	165.2
Net income attributable to noncontrolling interests	(1.0)	(1.0)
Net income attributable to Avon	$31.6	$164.2
Earnings per share:
Basic from continuing operations	$0.07	$0.38
Basic from discontinued operations	—	—
Basic attributable to Avon	$0.07	$0.38
Diluted from continuing operations	$0.07	$0.38
Diluted from discontinued operations	—	—
Diluted attributable to Avon	$0.07	$0.38
Cash dividends per common share	$0.23	$0.23
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended
(In millions, except per share data)	September 30, 2012	September 30, 2011
Net sales	$7,590.4	$8,114.1
Other revenue	127.6	133.8
Total revenue	7,718.0	8,247.9
Costs, expenses and other:
Cost of sales	2,964.8	2,966.1
Selling, general and administrative expenses	4,405.1	4,440.1
Impairment of goodwill and intangible asset	44.0	—
Operating profit	304.1	841.7
Interest expense	76.8	69.5
Interest income	(10.5)	(13.3)
Other expense, net	28.4	25.6
Total other expenses	94.7	81.8
Income from continuing operations, before taxes	209.4	759.9
Income taxes	(86.5)	(233.8)
Income from continuing operations, net of tax	122.9	526.1
Discontinued operations, net of tax	—	(8.6)
Net income	122.9	517.5
Net income attributable to noncontrolling interests	(3.2)	(3.5)
Net income attributable to Avon	$119.7	$514.0
Earnings per share:
Basic from continuing operations	$0.27	$1.20
Basic from discontinued operations	$—	$(0.02)
Basic attributable to Avon	$0.27	$1.18
Diluted from continuing operations	$0.27	$1.20
Diluted from discontinued operations	$—	$(0.02)
Diluted attributable to Avon	$0.27	$1.18
Cash dividends per common share	$0.69	$0.69
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2012	September 30, 2011
Net income	$32.6	$165.2
Other comprehensive income (loss):
Foreign currency translation adjustments	70.3	(276.9)
Change in derivative losses on cash flow hedges, net of taxes of $0.8 and $0.6	1.0	0.9
Change in derivative losses on net investment hedge	—	(2.1)
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $9.1 and $3.9	15.4	7.1
Total other comprehensive income (loss), net of taxes	86.7	(271.0)
Comprehensive income (loss)	119.3	(105.8)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.7)	0.5
Comprehensive income (loss) attributable to Avon	$118.6	$(105.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2012	September 30, 2011
Net income	$122.9	$517.5
Other comprehensive income (loss):
Foreign currency translation adjustments	5.5	(111.3)
Change in derivative losses on cash flow hedges, net of taxes of $1.6 and $1.6	2.9	2.9
Change in derivative losses on net investment hedge	(0.3)	(2.1)
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $12.2 and $11.8	25.0	22.2
Total other comprehensive income (loss), net of taxes	33.1	(88.3)
Comprehensive income	156.0	429.2
Less: comprehensive income (loss) attributable to noncontrolling interests	0.5	(1.6)
Comprehensive income attributable to Avon	$156.5	$427.6
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$1,097.5	$1,245.1
Accounts receivable, net	758.8	761.5
Inventories	1,302.7	1,161.3
Prepaid expenses and other	856.6	930.9
Total current assets	$4,015.6	$4,098.8
Property, plant and equipment, at cost	2,646.4	2,708.8
Less accumulated depreciation	(1,142.0)	(1,137.3)
Property, plant and equipment, net	1,504.4	1,571.5
Goodwill	443.8	473.1
Other intangible assets, net	263.3	279.9
Other assets	1,424.9	1,311.7
Total assets	$7,652.0	$7,735.0
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$684.5	$849.3
Accounts payable	946.4	850.2
Accrued compensation	245.6	217.1
Other accrued liabilities	633.2	663.6
Sales and taxes other than income	227.2	212.4
Income taxes	41.3	98.4
Total current liabilities	2,778.2	2,891.0
Long-term debt	2,628.3	2,459.1
Employee benefit plans	592.3	603.0
Long-term income taxes	60.5	67.0
Other liabilities	126.1	129.7
Total liabilities	$6,185.4	$6,149.8
Contingencies (Note 5)
Shareholders’ Equity
Common stock	$188.3	$187.3
Additional paid-in capital	2,111.5	2,077.7
Retained earnings	4,544.3	4,726.1
Accumulated other comprehensive loss	(821.3)	(854.4)
Treasury stock, at cost	(4,571.5)	(4,566.3)
Total Avon shareholders’ equity	1,451.3	1,570.4
Noncontrolling interests	15.3	14.8
Total shareholders’ equity	$1,466.6	$1,585.2
Total liabilities and shareholders’ equity	$7,652.0	$7,735.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Net income	$122.9	$517.5
Discontinued operations, net of tax	—	8.6
Income from continuing operations	$122.9	$526.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172.2	173.7
Provision for doubtful accounts	191.3	187.0
Provision for obsolescence	83.8	79.0
Share-based compensation	34.7	33.8
Deferred income taxes	(102.0)	(94.4)
Impairment of goodwill and intangible asset	44.0	—
Other	44.4	37.4
Changes in assets and liabilities:
Accounts receivable	(186.8)	(178.8)
Inventories	(222.5)	(338.1)
Prepaid expenses and other	68.2	4.3
Accounts payable and accrued liabilities	73.0	(55.7)
Income and other taxes	(39.0)	(30.0)
Noncurrent assets and liabilities	(64.6)	(97.1)
Net cash provided by operating activities of continuing operations	219.6	247.2
Cash Flows from Investing Activities
Capital expenditures	(134.9)	(197.4)
Disposal of assets	13.2	11.7
Purchases of investments	(1.9)	(28.6)
Proceeds from sale of investments	2.0	33.6
Acquisitions and other investing activities	—	(13.0)
Net cash used by investing activities of continuing operations	(121.6)	(193.7)
Cash Flows from Financing Activities*
Cash dividends	(300.6)	(302.2)
Debt, net (maturities of three months or less)	(624.5)	566.1
Proceeds from debt	713.7	62.8
Repayment of debt	(90.0)	(580.6)
Interest rate swap termination	43.6	—
Proceeds from exercise of stock options	7.9	15.9
Excess tax benefit realized from share-based compensation	(3.4)	1.7
Repurchase of common stock	(8.5)	(6.8)
Net cash used by financing activities of continuing operations	(261.8)	(243.1)
Cash Flows from Discontinued Operations
Net cash used by investing activities of discontinued operations	—	(1.2)
Net cash used by discontinued operations	—	(1.2)
Effect of exchange rate changes on cash and equivalents	16.2	(0.9)
Net decrease in cash and equivalents	(147.6)	(191.7)
Cash and equivalents at beginning of year	$1,245.1	$1,179.9
Cash and equivalents at end of period	$1,097.5	$988.2

*	Non-cash financing activities in 2012 and 2011 included the change in fair market value of interest-rate swap agreements of $(.7) and $59.2, respectively.
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
For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense. We have revised some immaterial amounts in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 for comparative purposes. Specifically, we reclassified $13.0 from Accounts payable and accrued liabilities to Acquisitions and other investing activities.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests for Avon as of January 1, 2012 and did not have a significant impact on our financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. ASU 2012-02 is effective for annual and interim indefinite-lived intangible assets impairment tests for Avon as of January 1, 2013 and will not have a significant impact on our financial statements.

Out-of-Period Items
We identified and recorded various out-of-period adjustments during the three and nine months ended September 30, 2012 (primarily related to cost of sales and selling, general and administrative expenses, and the provision for income taxes) that related to prior years. The total out-of-period adjustments impacting earnings during the three and nine months ended September 30, 2012 was approximately $6 before tax ($6 after tax) of a decrease to earnings and $17 before tax ($18 after tax) of a decrease to earnings, respectively.

During the second quarter of 2012, we recorded an out-of-period adjustment which increased earnings by approximately $5 before tax ($3 after tax) which related to prior years and was associated with vendor liabilities in North America. During the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

second quarter of 2012, we recorded an out-of-period adjustment which decreased earnings by approximately $4 before tax ($4 after tax) which related to prior years and was associated with brochure costs in Poland. During the first quarter of 2012, we recorded an out-of-period adjustment which decreased earnings by approximately $14 before tax ($10 after tax) which related to 2011 and was associated with bad debt expense in our South Africa operations.

We evaluated the total out-of-period adjustments, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material.
During the first quarter of 2011, the Company determined that the net after tax gain on the sale of Avon Products Company Limited (“Avon Japan”), reported in our financial statements for the year ended December 31, 2010 of $10, should have been reported as a net after tax loss of $3, to correctly include all balances relating to Avon Japan that were previously included in Accumulated Other Comprehensive Loss ("AOCI"). In addition, in the first quarter of 2011 the Company released a liability relating to a previously owned health care business, which should have been released in a prior period, resulting in a $4 increase in net income. The results of these businesses were originally reported within discontinued operations upon disposition. The net impact of these two items decreased net income for the first quarter of 2011 by $9. We evaluated the total out-of-period adjustments impacting the first quarter of 2011, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in millions)	2012	2011	2012	2011
Numerator from continuing operations
Income from continuing operations less amounts attributable to noncontrolling interests	$31.6	$164.2	$119.7	$522.6
Less: Earnings allocated to participating securities	(.8)	(1.4)	(2.7)	(4.4)
Income from continuing operations allocated to common shareholders	30.8	162.8	117.0	518.2
Numerator from discontinued operations
Loss from discontinued operations plus/less amounts attributable to noncontrolling interests	$—	$—	$—	$(8.6)
Less: Earnings allocated to participating securities	—	—	—	—
Loss allocated to common shareholders	—	—	—	(8.6)
Numerator attributable to Avon
Income attributable to Avon less amounts attributable to noncontrolling interests	$31.6	$164.2	$119.7	$514.0
Less: Earnings allocated to participating securities	(.8)	(1.4)	(2.7)	(4.4)
Income allocated to common shareholders	30.8	162.8	117.0	509.6
Denominator:
Basic EPS weighted-average shares outstanding	432.1	430.7	431.8	430.3
Diluted effect of assumed conversion of stock options	.4	1.5	.7	1.8
Diluted EPS adjusted weighted-average shares outstanding	432.5	432.2	432.5	432.1
Earnings per Common Share from continuing operations:
Basic	$0.07	$0.38	$0.27	$1.20
Diluted	$0.07	$0.38	$0.27	$1.20
Loss per Common Share from discontinued operations:
Basic	$—	$—	$—	$(0.02)
Diluted	$—	$—	$—	$(0.02)
Earnings per Common Share attributable to Avon:
Basic	$0.07	$0.38	$0.27	$1.18
Diluted	$0.07	$0.38	$0.27	$1.18
At September 30, 2012 and 2011, we did not include stock options to purchase 22.1 million shares and 19.3 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would have been anti-dilutive.
We purchased approximately .4 million shares of Avon common stock for $8.5 during the first nine months of 2012, as compared to approximately .3 million shares of Avon common stock for $6.8 during the first nine months of 2011 through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and under our previously announced share repurchase program.

3. INVENTORIES

Components of Inventories	September 30, 2012	December 31, 2011
Raw materials	$438.6	$361.7
Finished goods	864.1	799.6
Total	$1,302.7	$1,161.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$3.8	$3.1	$4.5	$3.6	$.5	$.5
Interest cost	7.4	8.2	10.0	9.9	1.4	1.5
Expected return on plan assets	(9.0)	(9.0)	(9.6)	(10.5)	—	(.6)
Amortization of prior service credit	(.1)	—	(.3)	(.5)	(3.3)	(4.0)
Amortization of transition asset	—	—	—	.1	—	—
Amortization of net actuarial losses	10.9	10.8	4.4	3.2	1.0	.7
Settlements/curtailments	—	—	(.7)	—	—
Net periodic benefit costs	$13.0	$13.1	$8.3	$5.8	$(.4)	$(1.9)

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$11.3	$9.7	$13.5	$11.9	$1.5	$1.5
Interest cost	22.2	24.4	29.5	30.3	4.3	4.9
Expected return on plan assets	(27.0)	(27.2)	(29.2)	(31.3)	—	(1.6)
Amortization of prior service credit	(.2)	(.2)	(1.1)	(1.1)	(9.9)	(12.0)
Amortization of transition asset	—	—	—	.1	—	—
Amortization of net actuarial losses	32.8	34.6	13.2	10.3	3.0	2.5
Settlements/curtailments	—	—	(.7)	—	(1.0)	—
Net periodic benefit costs	$39.1	$41.3	$25.2	$20.2	$(2.1)	$(4.7)

We expect to contribute approximately $50 to $55 and $40 to $45 to our U.S. and non-U.S. pension and postretirement plans, respectively, for the full year of 2012. As of September 30, 2012, we made approximately $47 and $27 of contributions to the U.S. and non-U.S pension and postretirement plans, respectively. We anticipate contributing approximately $3 to $8 and $13 to $18 to fund our U.S. and non-U.S. pension and postretirement plans, respectively, during the remainder of 2012. Our funding requirements may be impacted by regulations or interpretations thereof. In addition, during the second quarter of 2012, approximately $40 of assets previously designated and intended to be used solely for postretirements benefits were transferred to a trust that funds both active and retiree benefits. At September 30, 2012, the balance in this Healthcare trust was $34.1.

5. CONTINGENCIES

FCPA Investigations
As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act (“FCPA”) and related U.S. and foreign laws in China and additional countries. The internal investigation, which is being conducted under the oversight of our Audit Committee, began in June 2008.
As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of countries selected to represent each of the Company's international geographic segments. The internal investigation and compliance reviews are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third-party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

compliance reviews of these matters are ongoing. In connection with the internal investigation and compliance reviews, certain personnel actions, including termination of employment of certain senior members of management, have been taken, and additional personnel actions may be taken in the future. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third-party due diligence program and other compliance-related resources.
As previously reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation.We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. As previously reported in August 2012, we are in discussions with the SEC and the DOJ regarding resolving the government investigations. These discussions are ongoing. There can be no assurance that a settlement with the SEC and the DOJ will be reached or, if a settlement is reached, the timing of any such settlement or the terms of any such settlement. We expect any such settlement may include civil and/or criminal fines and penalties as well as non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlement with the SEC and the DOJ. Under certain circumstances, we may also be required to advance significant professional fees and expenses to certain current and former Company employees in connection with these matters. Until any settlement or other resolution of these matters, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations.
At this point we are unable to predict the developments in, outcome of, and economic and other consequences of the government investigations or their impact on our earnings, cash flow, liquidity, financial condition and ongoing business. However, based on our most recent communications with the DOJ and the SEC, the Company believes that it is probable that the Company will incur a loss related to the government investigations. We are unable to reasonably estimate the amount or range of such loss; however such loss could be material.

SEC Investigation related to Regulation FD
In October 2011, the Company received a subpoena from the SEC requesting documents and information in connection with a Regulation FD investigation of the Company's contacts and communications with certain financial analysts and other representatives of the financial community during 2010 and 2011. The Company was also advised that a formal order of investigation was issued by the SEC relating to the Regulation FD matters that are referenced in the subpoena. On September 11, 2012, the Company was advised by the Staff of the SEC Division of Enforcement that the Staff does not intend to recommend any enforcement action by the SEC against the Company in connection with the Regulation FD investigation.

Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). These actions allege breach of fiduciary duty, abuse of control, waste of corporate assets, and, in one complaint, unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or both of these derivative complaints includes certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. In the Parker case, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is adjourned until plaintiff files an amended pleading. In Schwartz, the parties have agreed to defer the filing of an amended complaint and the defendants' response thereto until the parties submit a further stipulation addressing the scheduling of proceedings. On May 14, 2012, County of York Retirement Plan (“County of York”) - which had been a plaintiff in a previously filed but now discontinued derivative action - filed a complaint against the Company seeking enforcement of its demands for the inspection of certain of the Company's books and records (County of York Retirement Plan v. Avon Products, Inc., New York Supreme Court, New York County, Index No. 651673/2012). On July 10, 2012, the Company moved to dismiss County of York's complaint. We are unable to predict the outcome of these matters.
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against certain

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs have filed an amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The amended complaint names the Company and two individual defendants and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Plaintiffs seek compensatory damages as well as injunctive relief. Defendants moved to dismiss the amended complaint on June 14, 2012. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
In April 2012, several purported shareholders' actions were filed against the Company and certain present or former directors of the Company in New York Supreme Court, New York County (Pritika v. Jung, et al., Index No. 651072/2012; Feinman v. Avon Products, Inc., et al., Index No. 651087/2012; Gaines v. Jung, et al., Index No. 651097/2012; Schwartz v. Avon Products, Inc., et al., Index No. 651152/2012; Robaczynki, individually and on behalf of all others similarly situated and derivatively on behalf of Avon Products, Inc. v. Jung, et al., Index No. 651176/2012). On April 26, 2012, the actions were consolidated in New York Supreme Court, New York County (In re Avon Products, Inc. Shareholder Litigation, Consolidated Index No. 651087/2012E). An amended consolidated complaint was filed on May 18, 2012. The amended consolidated complaint asserts a derivative claim against the individual defendants based on alleged breaches of fiduciary duties in connection with indications of interest by Coty, Inc. in acquiring the Company.The Company is named as a nominal defendant on the purported derivative claim, and no relief appears to be sought against the Company on that claim. The amended consolidated complaint also asserts a direct claim on behalf of a class of shareholders against the individual defendants based on alleged breaches of such fiduciary duties. Plaintiffs seek compensatory damages as well as injunctive relief. On June 27, 2012, defendants moved to dismiss the consolidated action. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of the matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
Under some circumstances, any losses incurred in connection with adverse outcomes in the litigation matters described above could be material.

Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998 asserting that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 assessment is unfounded. This matter is being vigorously contested. In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $32 from $75, including penalties and accruing interest, at the exchange rate on September 30, 2012. We have appealed this decision to the second administrative level. In the event that the 2002 assessment is upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income.
It is not possible to reasonably estimate the amount or range of potential loss that we could incur related to the 2002 assessment or any additional assessments that may be issued for subsequent periods. However, other similar excise tax assessments involving different periods have been canceled and officially closed in our favor by the second administrative level, and management believes that the likelihood that the 2002 assessment will be upheld is remote.

Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2012, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,
	2012		2011
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,270.9	$142.2	$1,350.6	$168.4
Europe, Middle East & Africa	620.7	53.6	695.5	105.8
North America	443.6	(13.4)	482.5	4.2
Asia Pacific	215.7	(30.2)	233.8	20.8
Total from operations	$2,550.9	$152.2	$2,762.4	$299.2
Global and other	—	(46.2)	—	(20.6)
Total	$2,550.9	$106.0	$2,762.4	$278.6

	Nine Months Ended September 30,
	2012		2011
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$3,663.2	$307.9	$3,853.8	$505.6
Europe, Middle East & Africa	2,008.4	181.4	2,227.0	341.8
North America	1,390.6	(13.5)	1,479.6	53.7
Asia Pacific	655.8	(3.7)	687.5	57.3
Total from operations	$7,718.0	$472.1	$8,247.9	$958.4
Global and other	—	(168.0)	—	(116.7)
Total	$7,718.0	$304.1	$8,247.9	$841.7
Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beauty(1)	$1,820.4	$2,006.8	$5,533.5	$5,920.9
Fashion(2)	443.7	454.6	1,353.4	1,453.7
Home(3)	245.3	245.3	703.5	739.5
Net sales	$2,509.4	$2,706.7	$7,590.4	$8,114.1
Other revenue(4)	41.5	55.7	127.6	133.8
Total revenue	$2,550.9	$2,762.4	$7,718.0	$8,247.9

(1)	Beauty includes color cosmetics, fragrances, skincare and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products, children's products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

7. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2012 and December 31, 2011, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2012	December 31, 2011
Deferred tax assets	$312.4	$319.0
Prepaid taxes and tax refunds receivable	139.1	192.0
Prepaid brochure costs, paper, and other literature	119.9	126.9
Receivables other than trade	117.1	142.8
Healthcare trust assets (Note 4)	34.1	—
Short-term investments	17.8	18.0
Interest-rate swap agreements (Notes 10 and 11)	7.1	18.8
Other	109.1	113.4
Prepaid expenses and other	$856.6	$930.9
At September 30, 2012 and December 31, 2011, other assets included the following:

Components of Other Assets	September 30, 2012	December 31, 2011
Deferred tax assets	$843.5	$759.5
Deferred software	216.5	176.7
Long-term receivables	180.1	138.3
Interest-rate swap agreements (Notes 10 and 11)	103.7	153.6
Investments	43.9	44.4
Other	37.2	39.2
Other assets	$1,424.9	$1,311.7

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
We have approved and announced all of the initiatives that are part of our 2005 and 2009 Restructuring Programs. We believe that we have substantially realized the anticipated savings associated with our 2005 Restructuring Program, and we are on track to achieving our anticipated savings associated with our 2009 Restructuring Program. The savings achieved from these Restructuring Programs have been offset by investments in Representative Value Proposition and advertising. Since 2005, we have recorded total costs to implement restructuring initiatives of $526.9 for actions associated with the 2005 Restructuring Program, but we expect our total costs when fully implemented to be approximately $525 when considering historical and future costs along with expected gains from sales of properties. With regards to the 2009 Restructuring Program, we have

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

recorded total costs to implement restructuring initiatives of $258.9 since 2009 and expect total costs to implement to reach approximately $265.
Restructuring Charges – Three and Nine Months Ended September 30, 2012
During the three and nine months ended September 30, 2012, we recorded a net benefit of $.6 and total costs to implement of $3.9, respectively, associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net benefits of $1.7 and $7.5, respectively, as a result of adjustments to the reserve, partially offset by employee-related costs;

•
implementation costs of $1.0 and $8.2, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations;

•	accelerated depreciation of $.8 and $3.9, respectively, associated with our initiatives to realign certain distribution operations; and

•	a gain of $.7 due to the sale of machinery and equipment in Germany in the third quarter of 2012.
For the three months ended September 30, 2012, net benefits of $.4 were recorded in selling, general, and administrative expenses and $.2 were recorded in cost of sales. For the nine months ended September 30, 2012, total costs to implement of $.7 were recorded in selling, general, and administrative expenses and $3.2 were recorded in cost of sales.
Restructuring Charges – Three and Nine Months Ended September 30, 2011
During the three and nine months ended September 30, 2011, we recorded total costs to implement of $4.6 and $31.3, respectively, associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net benefit of $4.6 and charge of $3.8, respectively, primarily for adjustments to the reserves for employee-related costs;

•
implementation costs of $5.5 and $23.7, respectively, for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations;

•	accelerated depreciation of $3.7 and $9.3 respectively, associated with our initiatives to realign certain distribution operations; and

•	a gain of $5.5 due to the sale of land and building in Germany in the first quarter of 2011.
Of the total costs to implement, $1.1 and $23.1 was recorded in selling, general and administrative expenses, respectively; and $3.5 and $8.2 was recorded in cost of sales, respectively, for the three and nine months ended September 30, 2011.
The liability balances, which primarily consist of employee-related costs, for the initiatives under the 2005 and 2009 Restructuring Programs are shown below:

Total
Balance December 31, 2011	$73.9
2012 Charges	1.8
Adjustments	(9.3)
Cash payments	(34.0)
Non-cash write-offs	1.0
Foreign exchange	(.7)
Balance at September 30, 2012	$32.7

The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 and 2009 Restructuring Programs, along with the charges expected to be incurred under the plan:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$487.5	$10.8	$7.2	$11.6	$21.2	$538.3
Charges to be incurred on approved initiatives	—	—	—	—	.1	.1
Total expected charges on approved initiatives	$487.5	$10.8	$7.2	$11.6	$21.3	$538.4

The charges, net of adjustments, of initiatives under the 2005 and 2009 Restructuring Programs by reportable business segment were as follows:

	Latin America	North America	Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2005	$3.5	$6.9	$12.7	$22.4	$6.1	$51.6
2006	34.6	61.8	52.0	14.2	29.5	192.1
2007	14.9	7.0	69.8	4.9	12.7	109.3
2008	1.9	(1.1)	20.7	(.7)	(3.0)	17.8
2009	19.2	26.7	52.5	19.9	12.0	130.3
2010	13.6	17.8	(.8)	(.3)	11.0	41.3
2011	2.1	(1.1)	1.9	(.3)	.8	3.4
First Quarter 2012	.1	(.9)	(.3)	(.1)	.1	(1.1)
Second Quarter 2012	(3.6)	(.8)	(.3)	.2	(.2)	(4.7)
Third Quarter 2012	(.8)	.1	.1	—	(1.1)	(1.7)
Charges recorded to date	$85.5	$116.4	$208.3	$60.2	$67.9	$538.3
Charges to be incurred on approved initiatives	—	.1	—	—	—	.1
Total expected charges on approved initiatives	$85.5	$116.5	$208.3	$60.2	$67.9	$538.4
As noted previously, we expect to record total costs to implement of approximately $525 before taxes for all restructuring initiatives under the 2005 Restructuring Program and approximately $265 before taxes for all restructuring initiatives under the 2009 Restructuring Program, in each case including restructuring charges and other costs to implement. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation. The future costs are expected to be more than offset by gains on the sales of properties exited due to restructuring initiatives.

Additional Restructuring Charges
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs, and improve efficiencies. In addition, management approved the relocation of our corporate headquarters in New York City. As a result of the analysis and the actions taken, during the three and nine months ended September 30, 2012, we recorded total costs to implement these various restructuring initiatives of $2.2 and $63.2, respectively, associated with approved initiatives, and the costs consisted of the following:

•	net charges of $.2 and $56.2, respectively, primarily for employee-related costs;

•	implementation costs of $.4 and $4.3, respectively, for professional service fees; and

•	accelerated depreciation of $1.6 and $2.7, respectively, associated with the relocation of our corporate headquarters.
As a result of the decision to relocate our corporate headquarters, we expect to incur a charge in the range of $10 - $20, dependent on market estimates of sublease income, in the fourth quarter of 2012 when the relocation is complete.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Total costs to implement were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2012. Cash payments associated with these charges are expected to be made during 2012 and 2013.
The liability balance for these as of September 30, 2012 is as follows:

Employee- Related Costs
2012 Charges	$56.2
Cash payments	(23.1)
Non-cash write-offs	(.2)
Foreign exchange	(.2)
Balance at September 30, 2012	$32.7
The charges under the additional restructuring initiatives by reportable business segment were as follows:

	Latin America	North America	Europe, Middle East & Africa	Asia Pacific	Corporate	Total
First Quarter 2012	$4.6	$.8	$3.1	$.7	$9.6	$18.8
Second Quarter 2012	10.7	3.9	7.5	4.0	11.1	37.2
Third Quarter 2012	$.1	$—	$—	$.3	$(.2)	$.2
Charges recorded to date	$15.4	$4.7	$10.6	$5.0	$20.5	$56.2

9. GOODWILL AND INTANGIBLE ASSETS
Based on the continued decline in revenue performance in China during the third quarter of 2012 and a corresponding lowering of our long-term growth estimates in China, we completed an interim impairment assessment of the fair value of goodwill related to our operations in China. The changes to our long-term growth estimates were based on the current state of our China business, which is predominantly retail at this time. We are still analyzing our long-term strategic plan for China and any changes to our long-term strategic plan may impact our expectations of future financial performance. Based upon this interim analysis, we determined that the goodwill related to our operations in China was impaired. Specifically, the results of our interim impairment test indicated the estimated fair value of our China reporting unit was less than its respective carrying amount. The test to evaluate goodwill for impairment is a two-step process. In the first step, we compare the fair value of a reporting unit to its carrying value. If the fair value of a reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment. As a result of our impairment testing, we recorded a non-cash impairment charge of $44 ($44 after tax) to reduce the carrying amount of goodwill for China to its estimated fair value. Following the impairment charge, the carrying value of the China goodwill was approximately $37.

The impairment analysis performed for goodwill requires several estimates in computing the estimated fair value of a reporting unit. We use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair value of our China reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. A further decline in China expected future cash flows and growth rates or a change in the risk-adjusted discount rate used to determine fair value expected future cash flows may result in an additional impairment charge for the goodwill in future periods.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Goodwill

	North America	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2011	$314.7	$111.8	$160.8	$83.8	$671.1
Accumulated impairments	(198.0)	—	—	—	(198.0)
Net balance at December 31, 2011	$116.7	$111.8	$160.8	$83.8	$473.1

Changes during the period ended September 30, 2012:
Impairment	$—	$—	$—	$(44.0)	$(44.0)
Foreign exchange	—	8.8	6.0	.1	14.9
Adjustments	—	—	(.2)	—	(.2)

Gross balance at September 30, 2012	$314.7	$120.6	$166.6	$83.9	$685.8
Accumulated impairments	(198.0)	—	—	(44.0)	(242.0)
Net balance at September 30, 2012	$116.7	$120.6	$166.6	$39.9	$443.8

Other intangible assets

	September 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite Lived Intangible Assets
Customer relationships	$224.7	$(82.8)	$221.8	$(65.2)
Licensing agreements	61.9	(52.3)	58.2	(47.4)
Noncompete agreements	8.5	(7.0)	8.1	(6.6)
Trademarks	6.6	(5.7)	6.6	(4.0)
Indefinite Lived Trademarks	109.4	—	108.4	—
Total	$411.1	$(147.8)	$403.1	$(123.2)

Estimated Amortization Expense:
2012	$23.6
2013	21.7
2014	20.6
2015	20.0
2016	19.3
Aggregate amortization expense was $8.0 and $5.2 for the three months ended September 30, 2012 and 2011, respectively, and $18.5 and $17.6 for the nine months ended September 30, 2012 and 2011, respectively.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$1.8	$—	$1.8
Interest-rate swap agreements	—	103.7	103.7
Foreign exchange forward contracts	—	4.9	4.9
Total	$1.8	$108.6	$110.4
Liabilities:
Interest-rate swap agreements	$—	$2.8	$2.8
Foreign exchange forward contracts	—	.4	.4
Total	$—	$3.2	$3.2
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
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
China goodwill	$—	$—	$37.3	$37.3
Total	$—	$—	$37.3	$37.3
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
In the third quarter of 2012, we completed an interim impairment assessment of the fair value of goodwill related to China and subsequently determined that the goodwill associated with China was impaired. As a result, the carrying amount of China's

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

goodwill was reduced from $81.3 to its implied fair value of $37.3, resulting in an impairment charge of $44.0. See Note 9 for further discussion.
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
We use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach a market place participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair value of our China reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. Key assumptions used in measuring the fair value of our Silpada reporting unit included the discount rate (based on the weighted-average cost of capital), revenue growth, silver prices, and Representative growth and activity rates. The fair value of the Silpada trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates.

Fair Value of Financial Instruments
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2012 and December 31, 2011, respectively, consisted of the following:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,097.5	$1,097.5	$1,245.1	$1,245.1
Available-for-sale securities	1.8	1.8	1.8	1.8
Grantor trust cash and cash equivalents	—	—	.7	.7
Short-term investments	17.8	17.8	18.0	18.0
Cash surrender value of supplemental life insurance	42.2	42.2	41.9	41.9
Healthcare trust assets	34.1	34.1	—	—
Debt maturing within one year	684.5	690.5	849.3	849.3
Long-term debt, net of related discount or premium	2,628.3	2,680.2	2,459.1	2,445.2
Foreign exchange forward contracts, net	4.5	4.5	(4.9)	(4.9)
Interest-rate swap agreements, net	100.9	100.9	147.6	147.6
The methods and assumptions used to estimate fair value are as follows:
Cash and cash equivalents, Grantor trust cash and cash equivalents, Short-term investments, and Healthcare trust assets - Given the short-term nature of these financial instruments, the stated cost approximates fair value.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2012:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$100.8	Other liabilities	$—
Total derivatives designated as hedges		$100.8		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$2.9	Other liabilities	$2.8
Foreign exchange forward contracts	Prepaid expenses and other	4.9	Accounts payable	.4
Total derivatives not designated as hedges		$7.8		$3.2
Total derivatives		$108.6		$3.2

The following table presents the fair value of derivative instruments outstanding at December 31, 2011:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$147.6	Other liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	1.2	Accounts payable	—
Total derivatives designated as hedges		$148.8		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$6.0	Other liabilities	$6.0
Foreign exchange forward contracts	Prepaid expenses and other	4.4	Accounts payable	10.5
Total derivatives not designated as hedges		$10.4		$16.5
Total derivatives		$159.2		$16.5
When we become a party to a derivative instrument and intend to apply hedge accounting, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, or a net investment hedge.
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
Interest Rate Risk
Our borrowings are subject to interest rate risk. We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements are designated as fair value hedges. At September 30, 2012 and December 31, 2011, we held interest-rate swap agreements that effectively converted approximately 62% and 74%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates at September 30, 2012 and December 31, 2011 was approximately 70% and 82%, respectively.
In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements' termination date, the aggregate favorable adjustment to the carrying

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

value of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net. For the three and nine months ended September 30, 2012, the net impact of the gain amortization was $1.5 and $2.9, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt.
At September 30, 2012, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,375. During the three and nine months ended September 30, 2012, we recorded a net gain of $.4 and a net loss of $.7 respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The loss on these interest-rate swap agreements was offset by an equal and offsetting gain in interest expense on our fixed-rate debt. During the three and nine months ended September 30, 2011, we recorded a net gain of $48.8 and $59.2, respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The gain on these interest-rate swap agreements was offset by an equal and offsetting loss in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designed to offset the gain or loss on the de-designated contract. At September 30, 2012, we had interest-rate swap agreements that were not designated as hedges with notional amounts totaling $250. During the three and nine months ended September 30, 2012, we recorded an immaterial net gain in other expense, net associated with these undesignated interest-rate swap agreements. During the three and nine months ended September 30, 2011, we recorded a net loss of $.1 in other expense, net associated with these undesignated interest-rate swap agreements.

There was no hedge ineffectiveness for the three and nine months ended September 30, 2012 and 2011, related to these interest-rate swaps.

Foreign Currency Risk
The primary currencies for which we have net underlying foreign currency exchange rate exposures are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the euro, Mexican peso, Philippine peso, Polish zloty, Russian ruble, South African rand, Turkish lira, Ukrainian hryvnia and Venezuelan bolivar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2012, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $282 for the British pound, the euro, the Peruvian new sol, the Mexican peso, the Hungarian forint, the Romanian leu, the Czech Republic koruna, and the New Zealand dollar.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and nine months ended September 30, 2012, we recorded gains of $9.8 and $4.2, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2012, we recorded losses of $8.8 and $1.4, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2011, we recorded a loss of $11.7 and a gain of $8.8, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2011, we recorded a gain of $13.0 and a loss of $3.9, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also used a foreign exchange forward contract to hedge a portion of the net assets of a foreign subsidiary, which was effective as a hedge. A loss of $.3 on the foreign exchange forward contract was recorded in AOCI for the nine months ended September 30, 2012. The foreign exchange forward contract terminated in January 2012, and therefore no gain or loss was recorded for the three months ended September 30, 2012.

12. DEBT
Revolving Credit Facility
We maintain a $1 billion revolving credit facility (the “revolving credit facility”), which expires in November 2013. As discussed below, the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to the floating base rate or LIBOR, plus an applicable margin which varies within a specified band based upon our credit ratings. As of September 30, 2012, there were no amounts outstanding under the revolving credit facility.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The revolving credit facility contains covenants limiting our ability to, among other things, incur liens and enter into mergers and consolidations or sales of substantially all our assets, and a financial covenant which requires our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated pre-tax income by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. For purposes of calculating the ratio, our consolidated pre-tax income is not adjusted for certain one-time charges, such as non-cash impairments, currency devaluations, legal or regulatory settlements. As of September 30, 2012, based on the waiver obtained (as discussed further below), and based on interest rates, approximately $820 of the $1 billion revolving credit facility, less the principal amount of any commercial paper outstanding, could have been drawn down without violating any covenant.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. At September 30, 2012, $550.0 remained outstanding under the term loan agreement.
The term loan agreement contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. In addition, the term loan agreement contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio not be greater than 4:1 at the end of each fiscal quarter on or prior to March 31, 2013, and 3.75:1 at the end of each fiscal quarter on or prior to December 31, 2013, and 3.5:1 at the end of each fiscal quarter thereafter. The interest coverage ratio is determined by dividing our consolidated EBIT by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA for the period of four fiscal quarters ending on the date of determination. For purposes of calculating the ratios, consolidated EBIT and consolidated EBITDA are adjusted for non-cash expenses. In addition, the term loan agreement contains customary events of default and cross-default provisions.
Pursuant to the term loan agreement, we are required to repay an amount equal to 25% of the aggregate principal amount of the term loans on June 29, 2014, and the remaining outstanding principal amount of the term loans on June 29, 2015. Amounts repaid or prepaid under the term loan agreement may not be reborrowed. Borrowings under the term loan agreement bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on the credit ratings of the Company.
Private Notes
In November 2010, we issued in a private placement $535.0 principal amount of notes (the “private notes”) pursuant to a note purchase agreement that contains covenants limiting, among other things, the ability of our subsidiaries to incur indebtedness, our and our subsidiaries' ability to incur liens and our and any subsidiary guarantor's ability to enter into mergers and consolidations or sales of substantially all of our or its assets. In addition, the note purchase agreement contains a financial covenant which requires our interest coverage ratio (which is calculated in the same manner as in the revolving credit facility) at the end of each fiscal quarter to equal or exceed 4:1. The note purchase agreement contains customary events of default and cross-default provisions and any prepayment of the notes would require payment of a make-whole premium.
In connection with obtaining the waiver described below from the holders of the private notes (the “private noteholders”), on August 15, 2012, we entered into the first amendment to the note purchase agreement to, among other things, (1) add a financial covenant requiring our leverage ratio (which is calculated in the same manner as in the term loan agreement) not be greater than 4:1 at the end of each fiscal quarter on or prior to March 31, 2013, 3.75:1 at the end of each fiscal quarter thereafter, unless a bank credit agreement or any other principal credit facility contains a leverage ratio more favorable to the private noteholders, then such more favorable ratio will apply for the fiscal quarters ended March 31, 2014 and thereafter, (2) amend the interest coverage ratio to, subject to the most favored lender provision, add back to our consolidated pre-tax income actual non-cash impairment charges related solely to the Silpada business in an amount not to exceed $125.0 in the aggregate (in addition to the $263.0 non-cash Silpada impairment charge already recorded) during the term of the note purchase agreement, (3) add a most favored lender provision with respect to financial covenants in favor of other lenders and (4) provide a 150 basis point step up of the applicable coupon if our unsecured and unsubordinated debt is not rated above investment grade by a certain number of rating agencies.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Waivers Regarding Revolving Credit Facility and Private Notes
On July 31, 2012, we obtained waivers from the lenders under our revolving credit facility and our private noteholders that allow us to exclude the non-cash impairment charge of $263.0 associated with the Silpada business recorded during the fourth quarter of 2011 from our interest coverage ratio calculation contained in the revolving credit facility and the note purchase agreement for the four fiscal quarters ending September 30, 2012.
Ratio Calculations
Our interest coverage ratio, as calculated under both our revolving credit facility and the note purchase agreement associated with our private notes, for the four fiscal quarters ended September 30, 2012 was 5.5:1. The calculated interest coverage ratio of 5.5:1 excludes the non-cash Silpada impairment charge under the terms of the waivers obtained. It is reasonably likely that events will arise that may cause us to be in non-compliance with the interest coverage ratio covenant for the four rolling fiscal quarters ended December 31, 2012 and March 31, 2013, primarily due to a) the overall decline in our business operating results and b) the inclusion of the non-cash impairment charge associated with our operations in China of $44 recorded during the third quarter of 2012. The non-cash impairment charge associated with China had an adverse impact on our interest coverage ratio covenant as of September 30, 2012 of .4 points. Our forecast for the fiscal quarters ended December 31, 2012 and March 31, 2013 does not include the impact of any unanticipated, nonrecurring items, such as significant non-cash impairments, significant currency devaluations, or significant legal or regulatory settlements, which we are currently unable to predict. An inability to comply with this covenant would result in a default under the revolving credit facility and the note purchase agreement. In the event of such a default, the revolving credit facility would no longer be available to support future issuances of commercial paper, the private noteholders would have a right to accelerate payment with a make-whole premium, and this would constitute a cross-default under our term loan and, if the private noteholders accelerate, a cross-default under approximately $1.7 billion of our other debt instruments, which could be accelerated. We would expect to seek to obtain any necessary waivers or amendments prior to any such default from the lenders under our revolving credit facility and our private noteholders; however, there cannot be any assurances that we will be able to do so. In the event that we are unable to obtain a waiver or amendment from our lenders and/or our private noteholders and we do not satisfy the interest coverage ratio, we could seek to repay our note purchase agreement and outstanding commercial paper by securing additional sources of financing, although there can be no assurances that we may be able to secure additional sources of financing, using cash generated from operations held outside of the U.S., and reducing our cash dividend to shareholders.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At September 30, 2012, there was $68.9 outstanding under this program. In 2012, the demand for the Company's commercial paper has declined, partially impacted by rating agency action with respect to the Company.
Additional Information
As of September 30, 2012, Avon's long-term credit ratings were on the low end of investment grade: Baa1 (Stable Outlook) with Moody's, BBB- (Stable Outlook) with S&P, and BBB- (Negative Outlook) with Fitch. Additional rating agency reviews could result in a change in outlook or further downgrade. Any downgrade or change in outlook may result in an increase to financing costs, including interest expense under the debt instruments described above, and reduced access to lending sources, including the commercial paper market. For more information regarding risks associated with our ability to refinance debt or access certain debt markets, including the commercial paper market, see “Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business and our access to liquidity and capital” included in Item 1A of our 2011 Form 10-K and “Risk Factors - Under certain debt instruments, it is reasonably likely that events will arise that may cause us to be in non-compliance with the interest coverage ratio covenant for the four rolling fiscal quarters ended December 31, 2012 and March 31, 2013, primarily due to the overall decline in our business operating results and the inclusion of the non-cash impairment charge associated with our operations in China during the third quarter of 2012” included in Part II, Item 1A below.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

13. SUBSEQUENT EVENTS
As part of an overall review of the capital structure, on November 1, 2012, we announced a decrease in our quarterly cash dividend to $.06 per share from $.23 per share, for the fourth-quarter dividend payable December 3, 2012, to shareholders of record on November 15, 2012.

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
During the first nine months of 2012, revenues declined 6% due to unfavorable foreign exchange. Constant $ revenues were flat. Sales of products in the Beauty category decreased 7% due to unfavorable foreign exchange, and increased 1% on a Constant $ basis. Sales of products in the Fashion category decreased 7%, or 3% on a Constant $ basis. Sales of products in the Home category decreased 5% due to unfavorable foreign exchange, and increased 2% on a Constant $ basis. Active Representatives decreased 2% and average order increased 2%. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
Management is focused on stabilizing the business and returning Avon to sustainable growth. Management expects to implement actions that will accelerate top line growth, reduce costs and improve working capital. As part of an overall review of the capital structure, on November 1, 2012, we announced a decrease in our quarterly cash dividend to $.06 per share from $.23 per share, for the fourth-quarter dividend payable December 3, 2012. See Note 13 - Subsequent Events to the consolidated financial statements included herein for further discussion on the dividend.
In an effort to improve operating performance, we identified certain actions in 2012, not associated with the 2005 and 2009 Restructuring Programs, that we believe will enhance our operating model, reduce costs, and improve efficiencies. As a result of the analysis and the actions taken, we recorded total costs to implement of $63.2 for the nine months ended September 30, 2012. In connection with these actions, effective April 1, 2012, Central & Eastern Europe and Western Europe, Middle East & Africa are being managed as a single operating segment. Accordingly, Europe, Middle East & Africa amounts include the results of Central and Eastern Europe and Western Europe, Middle East & Africa for all periods presented. In connection with these actions, we expect to realize operating profit benefits of approximately $40 annually and cash flow benefits of approximately $35 after taxes annually beginning in 2013, which will likely be a mitigating factor against inflationary cost pressures.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including revenue growth, operating profit, adjusted non-GAAP operating profit, operating margin, and adjusted non-GAAP operating margin. We refer to these adjusted financial measures as Constant $ items, which are non- GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, net global expenses, operating profit, operating margin and effective tax rate on a non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a non-GAAP basis. We have provided a quantitative reconciliation of the difference between the non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. The Company uses the non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of costs to implement (“CTI”) restructuring initiatives, and the goodwill impairment and intangible asset charge related to China ("Impairment charge"). The Company believes investors find the non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. The Impairment charge includes the impact on the Statement of Income caused by the goodwill impairment and intangible asset charge related to China in 2012. See Note 8, Restructuring Initiatives and Note 9, Goodwill and Intangible Assets for more information on these items.
These non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	%/Point Change	2012	2011	%/Point Change
Total revenue	$2,550.9	$2,762.4	(8)%	$7,718.0	$8,247.9	(6)%
Cost of sales	990.5	998.3	(1)%	2,964.8	2,966.1	—%
Selling, general and administrative expenses	1,410.4	1,485.5	(5)%	4,405.1	4,440.1	(1)%
Impairment of goodwill and intangible asset	44.0	—	*	44.0	—	*
Operating profit	106.0	278.6	(62)%	304.1	841.7	(64)%
Interest expense	27.3	22.9	19%	76.8	69.5	11%
Interest income	(3.8)	(4.6)	(17)%	(10.5)	(13.3)	(21)%
Other expense, net	4.6	19.0	(76)%	28.4	25.6	11%
Net income attributable to Avon	31.6	164.2	(81)%	119.7	514.0	(77)%
Diluted earnings per share attributable to Avon	.07	.38	(82)%	.27	1.18	(77)%
Advertising expenses(1)	$57.9	$76.4	(24)%	191.1	240.3	(20)%

Gross margin	61.2%	63.9%	(2.7)	61.6%	64.0%	(2.4)
CTI restructuring	—	.1	(.1)	—	.1	(.1)
Adjusted Non-GAAP gross margin	61.2%	64.0%	(2.8)	61.6%	64.1%	(2.5)

Selling, general and administrative expenses as a % of total revenue	55.3%	53.8%	1.5	57.1%	53.8%	3.3
CTI restructuring	(.1)	—	(.1)	(.8)	(.3)	(.5)
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	55.2%	53.7%	1.5	56.2%	53.6%	2.6

Operating profit	$106.0	$278.6	(62)%	$304.1	$841.7	(64)%
CTI restructuring	1.6	4.6	*	67.1	31.3	*
Impairment charge	44.0	—	*	44.0	—	*
Adjusted Non-GAAP operating profit	$151.6	$283.2	(46)%	$415.2	$873.0	(52)%

Operating margin	4.2%	10.1%	(5.9)	3.9%	10.2%	(6.3)
CTI restructuring	.1	.2	(.1)	.9	.4	.5
Impairment charge	1.7	—	1.7	.6	—	.6
Adjusted Non-GAAP operating margin	5.9%	10.3%	(4.4)	5.4%	10.6%	(5.2)

Effective tax rate	58.2%	31.5%	26.7	41.3%	30.8%	10.5
CTI restructuring	.1	—	.1	(.3)	.2	(.5)
Impairment charge	(21.0)	—	(21.0)	(7.2)	—	(7.2)
Adjusted Non-GAAP effective tax rate	37.2%	31.5%	5.7	33.9%	31.0%	2.9

Active Representatives			(1)%			(2)%
Units sold			1%			(1)%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Three Months Ended September 30, 2012
Revenue
Total revenue decreased 8%, with unfavorable foreign exchange contributing 9 percentage points to the revenue decrease. Constant $ revenue increased 1%, due to a 2% increase in average order, partially offset by a 1% decline in Active Representatives. Units sold increased 1% and the net impact of price and mix was flat.
On a category basis, growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(9)%	—%
Beauty Category:
Fragrance	(7)	2
Color	(11)	(1)
Skincare	(11)	(3)
Personal Care	(9)	—

Fashion	(2)	3
Home	—	8
See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
Gross Margin
Gross margin and Adjusted Non-GAAP gross margin decreased by 270 basis points and 280 basis points compared to the same period of 2011, respectively, primarily due to the following:

•	a decline of 150 basis points due to the net unfavorable impact of product mix and pricing;

•	a decline of 70 basis points due to higher supply chain costs primarily due to costs associated with obsolescence; and

•	a decline of 70 basis points due to the negative impact of foreign exchange.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue increased 150 basis points compared to the same period of 2011, primarily due to the following:

•	an increase of 130 basis points due to increases in overhead costs primarily due to higher expenses associated with employee incentive compensation plans;

•	an increase of 60 basis points due to the negative impact of foreign exchange; and

•	a decrease of 40 basis points due to lower advertising.
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
Impairment of Goodwill and Intangible Asset
During the third quarter of 2012 we recorded a non-cash impairment charge of $44 for goodwill associated with China. See Note 9 to the consolidated financial statements for more details.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Other Expense
Interest expense increased by 19%, primarily due to higher outstanding debt balances, as well as higher average interest rates. At September 30, 2012 we held interest-rate swap agreements that effectively converted approximately 62% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, as compared to 74% at September 30, 2011.
Interest income decreased by 17%, primarily due to lower average interest rates partially offset by higher average cash balances.
Other expense, net, decreased by 76%, primarily due to lower foreign exchange losses.

Effective Tax Rate
The effective tax rate was 58.2% compared to 31.5% in the prior-year period. The tax rate was unfavorably impacted by 21.0 points from the goodwill impairment charge related to our operations in China for which no tax benefit was recorded. This charge will not result in a tax deduction as there is no tax basis in this goodwill. Additionally, the 2012 tax rate was higher primarily due to lower benefits from audit settlements and statute expirations.

Nine Months Ended September 30, 2012
Revenue
Total revenue decreased 6% due to unfavorable foreign exchange. Constant $ revenue was flat as a 2% increase in average order was offset by a 2% decline in Active Representatives. Both units sold and the net impact of price and mix decreased 1%.
On a category basis, growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(7)%	1%
Beauty Category:
Fragrance	(5)	2
Color	(7)	1
Skincare	(7)	—
Personal Care	(7)	—

Fashion	(7)	(3)
Home	(5)	2
See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in revenue by segment.
Gross Margin
Gross margin and Adjusted Non-GAAP gross margin decreased by 240 basis points and 250 basis points compared to the same period of 2011, respectively, primarily due to the following:

•
a decline of 130 basis points due to higher supply chain costs, primarily caused by increased product costs (40 basis points) which was partially due to inflationary pressures, as well as other costs associated with obsolescence and transportation;

•	a decline of 70 basis points due to the net unfavorable impact of product mix and pricing; and

•	a decline of 50 basis points due to the negative impact of foreign exchange.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue increased 330 basis points compared to the same period of 2011, while Adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue increased 260 basis points, primarily due to the following:

•	an increase of 130 basis points due to increases in overhead costs due to higher expenses associated with employee

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

incentive compensation plans, higher professional and related fees, primarily associated with the FCPA investigation and compliance reviews, and wage inflation in 2012;

•
an increase of 50 basis points due to increased investments in RVP, primarily driven by investments in the One Simple Sales Model in the U.S. and an increased focus on Representative engagement in Brazil;

•	an increase of 50 basis points due to the negative impact of foreign exchange;

•	an increase of 40 basis points due to higher brochure costs;

•	an increase of 30 basis points due to higher bad debt expense primarily due to a higher provision to increase reserves for bad debt in South Africa in the first quarter of 2012; and

•	a decrease of 40 basis points due to lower advertising.
See the “Segment Review” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to changes in operating margin by segment.

Other Expense
Interest expense increased by 11%, primarily due to higher outstanding debt balances, as well as higher average interest rates. At September 30, 2012 we held interest-rate swap agreements that effectively converted approximately 62% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR, as compared to 74% at September 30, 2011.
Interest income decreased by 21%, primarily due to lower average interest rates partially offset by higher average cash balances.
Other expense, net, increased by 11%, primarily due to the fee associated with the termination of two of our interest-rate swap agreements designated as fair value hedges.

Effective Tax Rate
The effective tax rate was 41.3% compared to 30.8% in the prior-year period. The tax rate was unfavorably impacted by 7.2 points from the goodwill impairment charge related to our operations in China for which no tax benefit was recorded. This charge will not result in a tax deduction as there is no tax basis in this goodwill. Additionally, the 2012 tax rate was higher primarily due to lower benefits from audit settlements and statute expirations.

Segment Review
Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2012	2011	US$	Constant $	2012	2011	US$	Constant $
Total revenue	$1,270.9	$1,350.6	(6)%	6%	$3,663.2	$3,853.8	(5)%	4%
Operating profit	142.2	168.4	(16)%	(2)%	307.9	505.6	(39)%	(30)%
CTI restructuring	.1	(2.1)			11.9	(3.3)
Adjusted Non-GAAP operating profit	$142.3	$166.3	(14)%	—%	$319.8	$502.3	(36)%	(27)%

Operating margin	11.2%	12.5%	(1.3)	(.9)	8.4%	13.1%	(4.7)	(4.3)
CTI restructuring	—	(.2)			.3	(.1)
Adjusted Non-GAAP operating margin	11.2%	12.3%	(1.1)	(.7)	8.7%	13.0%	(4.3)	(3.9)

Active Representatives				2%				1%
Units sold				5%				—%
Amounts in the table above may not necessarily sum due to rounding.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Effective in the second quarter of 2012, the Dominican Republic was included in Latin America, whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, Latin America amounts include the results of the Dominican Republic for all periods presented.
Three Months Ended September 30, 2012
Total revenue declined due to unfavorable foreign exchange. On a Constant $ basis, revenue grew 6% due to higher average order, as well as an increase in Active Representatives. Revenue in Brazil declined 19%, negatively impacted by foreign exchange, while revenue in Mexico grew 1%. Constant $ revenue benefited from growth of 10% in Mexico and 2% in Brazil. In Venezuela, revenue and Constant $ revenue grew 6%.
Revenue in Brazil has been positively impacted by an increase in Active Representatives and higher average order. However, growth in Brazil was dampened by a strong competitive environment. Brazil's sales of Beauty products declined 20% and sales of non-Beauty products declined 14%, both negatively impacted by foreign exchange. On a Constant $ basis, Brazil's sales of Beauty products were flat and sales of non-Beauty products increased 9%.
Constant $ revenue growth in Mexico was primarily driven by an increase in Active Representatives, as well as higher average order. Revenue growth in Venezuela was the result of higher average order, benefiting from the year over year inflationary impact on pricing, partially offset by a decrease in Active Representatives. During the third quarter, Venezuela's revenue growth was restrained by slowing economic activity and the negative impact of lower inflation on pricing. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted .2 points as compared to the prior-year period due to the benefit realized in the prior period from CTI restructuring. Adjusted Non-GAAP operating margin decreased 1.1 points, or .7 points on a Constant $ basis, primarily as a result of:

•
a decline of 3.5 points related to lower gross margin caused primarily by approximately 2.0 points from the net unfavorable impact of pricing and mix including the impact of initiatives to flow excess inventory, as well as 1.2 points from foreign exchange;

•	a benefit of 1.1 points from lower advertising, primarily in Brazil;

•	a benefit of .7 points from lower investments in RVP, primarily in Brazil;

•	a benefit of .4 points from lower bad debt expense; and

•	a benefit of .4 points from lower variable compensation.

Nine Months Ended September 30, 2012
Total revenue declined due to unfavorable foreign exchange. On a Constant $ basis, revenue grew 4% due to higher average order, as well as an increase in Active Representatives. Average order benefited from pricing, including inflationary impacts. Revenue in Brazil declined 15% and revenue in Mexico declined 2%, with both markets being negatively impacted by foreign exchange. Constant $ revenue benefited from growth of 9% in Mexico and 1% in Brazil. In Venezuela, revenue and Constant $ revenue grew 18%.
Constant $ revenue growth in Brazil was driven by an increase in Active Representatives, which benefited from increased investments in RVP. Partially offsetting the increase in Active Representatives was decreased demand, which was partially due to increased competition, as well as uncompetitive pricing in Fashion and Home during the first half of 2012. Brazil's sales of Beauty products declined 13% and sales of non-Beauty products declined 21%, both negatively impacted by foreign exchange. On a Constant $ basis, Brazil's sales of Beauty products increased 3% and sales of non-Beauty declined 6%.
Constant $ revenue growth in Mexico was driven by an increase in Active Representatives, as well as higher average order. Revenue growth in Venezuela was the result of higher average order, benefiting from the inflationary impact on pricing, as well as an increase in Active Representatives.
Operating margin was negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 4.3 points, or 3.9 points on a Constant $ basis, primarily as a result of:

•
a decline of 3.1 points related to lower gross margin caused primarily by approximately 1.8 points from higher supply chain costs, including increased product costs, primarily due to inflationary pressures not offset by pricing, as well as other costs associated with transportation and overhead. Gross margin was also negatively impacted by .8 points from foreign exchange and .5 points from the net unfavorable impact of pricing and mix.

•	a decline of 1.2 points from increased overhead, primarily due to wage inflation outpacing revenue growth;

•	a decline of .3 points due to higher brochure costs;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

•	a benefit of .4 points due to lower advertising; and

•	a benefit of .4 points from lower bad debt expense.
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
We account for Venezuela as a highly inflationary economy. At September 30, 2012, we had a net asset position of $194.0 associated with our operations in Venezuela, which included cash balances of approximately $225 of which approximately $223 was denominated in Bolívares remeasured at the September 30, 2012 official exchange rate and approximately $2 was denominated in U.S. dollars. Of the $194 net asset position, approximately $222 was associated with Bolívar-denominated monetary net assets and deferred income taxes. Additionally, during the first nine months of 2012 Avon Venezuela’s revenue and operating profit represented approximately 5% of Avon’s consolidated revenue, 11% of Avon’s consolidated operating profit, and 8% of Avon's Non-GAAP operating profit.
During the first nine months of 2012, the exchange rate in the SITME market ranged within 5 to 6 Bolívares to the U.S. Dollar; however, as noted previously, access to U.S. Dollars in the SITME market is limited. To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued by 50% as of September 30, 2012, or from the official rate of 4.3 to a rate of 8.6 Bolívares to the U.S. dollar, our results will be negatively impacted as follows:

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

•
We would likely incur an immediate charge of approximately $78 ($76 in “Other expenses, net” and $2 in “Income taxes”) associated with the $222 of Bolívar-denominated monetary net assets and deferred income taxes.

For the three and nine months ended September 30, 2012, costs associated with acquiring goods that required settlement in U.S. dollars through the SITME market in Venezuela included within operating profit were approximately $4 and $14, respectively. The amounts reported for costs associated with acquiring goods that required settlement in U.S. dollars through the SITME market in Venezuela included within operating profit for the three and nine months ended September 30, 2011, were approximately $4 and $8. Additionally, if the exchange rate in the SITME market is further devalued, or an alternative source of exchange becomes available at an unfavorable rate beyond the rate of 5.7 Bolívares to the U.S. dollar, our results could be negatively impacted. If the SITME rate or an alternative source of exchange becomes 8.6 Bolívares to the U.S. dollar, we would likely incur an immediate charge of approximately $57, as well as higher ongoing costs.
At September 30, 2012, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $140 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2012.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2012	2011	US$	Constant $	2012	2011	US$	Constant $
Total revenue	$620.7	$695.5	(11)%	(2)%	$2,008.4	$2,227.0	(10)%	(2)%
Operating profit	53.6	105.8	(49)%	(39)%	181.4	341.8	(47)%	(39)%
CTI restructuring	(1.0)	2.8			11.7	3.7
Adjusted Non-GAAP operating profit	$52.6	$108.6	(52)%	(42)%	$193.1	$345.5	(44)%	(36)%

Operating margin	8.6%	15.2%	(6.6)	(5.8)	9.0%	15.3%	(6.3)	(5.8)
CTI restructuring	(.2)	.4			.6	.2
Adjusted Non-GAAP operating margin	8.5%	15.6%	(7.1)	(6.4)	9.6%	15.5%	(5.9)	(5.4)

Active Representatives				2%				(1)%
Units sold				5%				(2)%
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
Three Months Ended September 30, 2012
Total revenue declined primarily due to unfavorable foreign exchange. On a Constant $ basis, revenue declined 2% due to lower average order, partially offset by an increase in Active Representatives. The revenue decline was impacted by approximately 2 points due to a nonrecurring item in the prior-year period. During the third quarter of 2011, the United Kingdom's revenue benefited from the settlement of a long time dispute associated with an estimated Value Added Tax ("VAT") liability. The region's Constant $ revenue decline was primarily due to a decline in the United Kingdom, which was offset by growth in Turkey, Russia, and South Africa.
In Russia, revenue declined 9%, impacted by unfavorable foreign exchange. On a Constant $ basis, Russia's revenue grew 1% due to higher average order, partially offset a decrease in Active Representatives. In the United Kingdom, revenue declined 25%, or 23% on a Constant $ basis, due to lower average order, as well as a decrease in Active Representatives. Revenue in the United Kingdom was negatively impacted by approximately 12 points due to the benefit of the VAT settlement in the prior-year period that did not recur in 2012. In Turkey, revenue increased 9%, or 14% on a Constant $ basis primarily due to an increase in Active Representatives. In South Africa, revenue declined 14%, impacted by unfavorable foreign exchange. On a Constant $ basis, South Africa's revenue grew 2% primarily due to an increase in Active Representatives.
Operating margin benefited .6 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined 7.1 points, or 6.4 points on a Constant $ basis and was primarily as a result of:

•	a nonrecurring benefit of 2.0 points of the VAT settlement that occurred in 2011;

•
a decline of 1.5 points due to lower gross margin caused primarily by 1.5 points from the net unfavorable impact of pricing and mix driven by smart value offerings, as well as .7 points from higher supply chain costs primarily due to negative overhead leverage. These were partially offset by various other insignificant items;

•	a decline of 1.4 points due to increased overhead expenses, primarily due to higher expenses associated with employee incentive compensation plans;

•	a decline of .6 points from higher investments in RVP, primarily in Turkey;

•	a decline of .5 points due to increased advertising, primarily in Russia; and

•	a decline of .5 points due to higher bad debt expense.
Nine Months Ended September 30, 2012
Total revenue declined partially due to unfavorable foreign exchange. The revenue decline was impacted by approximately 1

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

point due to a nonrecurring item in the prior-year period. During the third quarter of 2011, the United Kingdom's revenue benefited from the settlement of a long time dispute associated with an estimated Value Added Tax ("VAT") liability. On a Constant $ basis, revenue declined 2% due to a decline in Active Representatives. The region's Constant $ revenue decline was primarily due to declines in the United Kingdom, Russia, and Turkey, partially reflecting a continued weak macroeconomic environment, competition, and executional challenges. As a result, Active Representatives declined in these markets. Growth in South Africa partially offset these declines.
In Russia, revenue declined 8%, or 1% on a Constant $ basis, with higher average order partially offsetting the decline. In the United Kingdom, revenue declined 15%, or 13%, on a Constant $ basis. Revenue in the United Kingdom was negatively impacted by approximately 5 points due to the benefit of the VAT settlement in the prior-year period that did not recur in 2012. In Turkey, revenue declined 14%, or 4% on a Constant $ basis. In South Africa, revenue declined 3%, impacted by unfavorable foreign exchange. On a Constant $ basis, South Africa's revenue grew 13% primarily due to growth in Active Representatives.
Operating margin was negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 5.9 points, or 5.4 points on a Constant $ basis, primarily as a result of:

•	a nonrecurring benefit of .6 points of the VAT settlement that occurred in 2011;

•
a decline of 1.8 points related to lower gross margin caused primarily by 1.4 points from higher supply chain costs due to foreign exchange, primarily due to the weakening of the Turkish Lira against the Euro, as well as increased product costs in Fashion and Home. The net unfavorable pricing and mix negatively impacted gross margin by .6 points, driven by smart value offerings;

•
a decline of 1.5 points due to higher bad debt expense primarily due to a higher provision to increase reserves for bad debt in South Africa as a result of growth in new territories, of which .7 points was an out-of-period adjustment, and was also impacted by a change in estimate of the collection of our receivables;

•	a decline of .5 points due to increased overhead expenses, primarily due to higher expenses associated with employee incentive compensation plans; and

•	a decline of .5 points from higher brochure costs, of which .2 points was due to an out-of-period adjustment in Poland.

North America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2012	2011	US$	Constant $	2012	2011	US$	Constant $
Total revenue	$443.6	$482.5	(8)%	(8)%	$1,390.6	$1,479.6	(6)%	(6)%
Operating (loss) profit	(13.4)	4.2	(419)%	(419)%	(13.5)	53.7	(125)%	(124)%
CTI restructuring	1.3	5.0			11.5	24.7
Adjusted Non-GAAP operating (loss) profit	$(12.1)	$9.2	(232)%	(232)%	$(2.0)	$78.4	(103)%	(102)%

Operating margin	(3.0)%	.9%	(3.9)	(3.9)	(1.0)%	3.6%	(4.6)	(4.6)
CTI restructuring	.3	1.0			.8	1.7
Adjusted Non-GAAP operating margin	(2.7)%	1.9%	(4.6)	(4.6)	(.1)%	5.3%	(5.4)	(5.4)

Active Representatives				(12)%				(12)%
Units sold				(10)%				(4)%
Amounts in the table above may not necessarily sum due to rounding.

Effective in the second quarter of 2012, the Dominican Republic was included in Latin America, whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, North America amounts exclude the results of the Dominican Republic for all periods presented.
Three Months Ended September 30, 2012
The North America segment consists of the North America Avon business and also includes the results of our North America Silpada business. Revenue in the North America Avon business declined 6% on both a reported and Constant $ basis due to a

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

decline in Active Representatives, partially offset by larger average order due to stronger performance in Fashion and Home and Representative mix. Revenue in the North America Silpada business declined 25% on both a reported and Constant $ basis due to a lower average order, as well as a decline in Active Representatives.
Sales of Beauty products declined 11%, on both a reported and Constant $ basis. Sales of non-Beauty products declined 6% on a reported basis and declined 5% on a Constant $ basis, primarily impacted by the declines in the North America Silpada business. Additional information on field transformation in our North America Avon operations is discussed in more detail below.
Operating margin benefited .7 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined 4.6 points on both a reported and Constant $ basis, primarily as a result of:

•	a decline of 2.2 points from increased investments in RVP, primarily due to costs related to the One Simple Sales Model implementation in the U.S.;

•
a decline of 1.6 points of lower gross margin caused primarily by approximately 1.8 points from higher supply chain costs primarily due to higher obsolescence of 1.7 points, and approximately .8 points from the net unfavorable impact of pricing and mix, partially offset by .6 points of savings related to the closing of a manufacturing facility in the U.S.; and

•	a decline of .7 points from higher brochure costs.
Nine Months Ended September 30, 2012
The North America segment consists of the North America Avon business and also includes the results of our North America Silpada business. Revenue in the North America Avon business declined 5%, or 4% on a Constant $ basis due to a decline in Active Representatives, partially offset by larger average order due to stronger performance in Fashion and Home and Representative mix. Revenue in the North America Silpada business declined 19% on both a reported and Constant $ basis, due to lower average order. Sales of Beauty products declined 6%, on both a reported and Constant $ basis. Sales of non-Beauty products declined 7%, on both a reported and Constant $ basis, primarily impacted by the declines in the North America Silpada business.

Operating margin benefited .9 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined 5.4 points on both a reported and Constant $ basis, primarily as a result of:

•	a decline of 2.5 points from increased investments in RVP, primarily due to costs related to the One Simple Sales Model implementation in the U.S.;

•
a decline of 2.0 points of lower gross margin caused primarily by approximately 1.7 points from the net unfavorable impact of mix and pricing and approximately 1.5 points from higher supply chain costs due to transportation costs in the first half of the year and higher obsolescence costs in the third quarter. These were partially offset by a .5 points of savings related to the closing of a manufacturing facility in the U.S. and a benefit of out-of-period adjustments associated with vendor liabilities of .4 points;

•	a decline of .8 points from higher brochure costs; and

•
a benefit of approximately .5 points due to lower overhead primarily related to the redistricting associated with the One Simple Sales Model implementation. This was offset by a benefit in 2011 of .5 points due to a reduction in the estimated fair value of an earnout provision recorded in connection with the Silpada acquisition.

Within the North America Avon business, we are continuing to focus on field transformation as we have begun the move to a stronger multi-level leadership structure, as well as simplifying and enhancing the earnings opportunity for Representatives. As we focus on field transformation and redistricting, we continue to expect challenging financial results.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2012	2011	US$	Constant $	2012	2011	US$	Constant $
Total revenue	$215.7	$233.8	(8)%	(7)%	$655.8	$687.5	(5)%	(4)%
Operating (loss) profit	(30.2)	20.8	(245)%	(251)%	(3.7)	57.3	(106)%	(107)%
CTI restructuring	.4	(.1)			5.2	(.6)
Impairment charge	44.0	—			44.0	—
Adjusted Non-GAAP operating profit	$14.2	$20.7	(31)%	(33)%	$45.5	$56.7	(20)%	(21)%

Operating margin	(14.0)%	8.9%	(22.9)	(23.0)	(.6)%	8.3%	(8.9)	(9.0)
CTI restructuring	.2	—			.8	(.1)
Impairment charge	20.4	—			6.7	—
Adjusted Non-GAAP operating margin	6.6%	8.9%	(2.3)	(2.5)	6.9%	8.2%	(1.3)	(1.5)

Active Representatives				(12)%				(9)%
Units sold				(7)%				(6)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2012
Total revenue declined partially due to unfavorable foreign exchange and the results of our China operations. On a Constant $ basis, revenue decreased 7% due to a decline in Active Representatives, partially offset by higher average order. The decline in the region's Active Representatives was primarily due to China, where it has become apparent that our business is predominantly retail. We no longer include as Representatives those individuals who place their orders through retail locations. This has resulted in lower Active Representatives, and consequently, higher average order. We are still analyzing our long-term strategic plan for China and any changes to our long-term strategic plan may impact our expectations of future financial performance. Revenue in China declined 31% on both a reported and Constant $ basis due to ongoing business challenges in that market. Revenue in the Philippines grew 6%, or 4% in Constant $, driven primarily by growth in Active Representatives.
Operating margin was negatively impacted by 20.4 points by an impairment charge of China goodwill. See Note 9 to the consolidated financial statements included herein for a discussion regarding China. Operating margin was also negatively impacted by .2 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined 2.3 points, or 2.5 points on a Constant $ basis, primarily as a result of:

•	a decline of 2.1 of lower gross margin caused primarily by 1.2 points from the net unfavorable impact of mix and pricing partially due to the decline in skincare and 1.0 point from foreign exchange;

•	a decline of .5 points of higher bad debt expense which was a result of growth in developing markets coming from new Representatives;

•	a decline of .4 points due to higher field incentives; and

•	a benefit of .5 points due to lower overhead, primarily due to headcount reduction.

Nine Months Ended September 30, 2012
Total revenue declined partially due to unfavorable foreign exchange and the results of our China operations. On a Constant $ basis, revenue decreased 4% due to a decline in Active Representatives, partially offset by higher average order. The decline in the region's Active Representatives was primarily due to China. Revenue in China declined 22%, or 24% in Constant $ due to ongoing business challenges in that market. Revenue in the Philippines grew 7%, or 5% in Constant $, driven primarily by growth in Active Representatives.
Operating margin was negatively impacted by 6.7 points by an impairment charge of China goodwill. See Note 9 to the consolidated financial statements included herein for a discussion regarding China. Operating margin was also negatively

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

impacted by .9 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 1.3 points, or 1.5 points on a Constant $ basis, primarily as a result of:

•
a decline of 1.1 points of lower gross margin caused primarily by 1.0 point from the net unfavorable impact of mix and pricing partially due to weakness in skincare, as well as .7 points from foreign exchange. Gross margin was also impacted by a benefit of .7 points from lower supply chain costs due to cost savings initiatives;

•	a decline of 1.1 points due to lower revenues while continuing to incur overhead expenses that do not vary directly with revenue;

•	a decline of .5 points of higher bad debt expense which was a result of growth in developing markets coming from new Representatives; and

•	a benefit of .7 points from lower investments in RVP.

Global Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Total global expenses	$161.6	$142.1	14%	$515.2	$482.4	7%
Allocated to segments	(115.4)	(121.5)	(5)%	(347.2)	(365.7)	(5)%
Net global expenses	$46.2	$20.6	124%	$168.0	$116.7	44%
CTI restructuring	.8	(1.0)		26.8	6.8
Adjusted Non-GAAP net global expenses	$45.4	$21.6	110%	$141.2	$109.9	28%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2012
Total global expenses increased primarily due to higher expenses associated with employee incentive compensation plans, higher expenses associated with global initiatives, and were partially offset by lower marketing costs and lower professional and related fees associated with the FCPA investigations and compliance reviews. During the third quarter of 2012, we updated our estimates associated with employee incentive compensation plans and reversed a portion of such accruals, however it was less then the reversal when we updated our estimates in 2011. Amounts allocated to segments decreased primarily due to a decrease in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 5 to the consolidated financial statements included herein, amounted to approximately $20.8, as compared to approximately $25.1 in the prior year period. While these fees are difficult to predict, they are expected to continue and may vary during the course of this investigation. These fees were not allocated to the segments. Please see "Risk Factors" contained in our Form 10-K for the year ended December 31, 2011 and Part II, Item 1A below, as well as Note 5 to the consolidated financial statements included herein, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.
Nine Months Ended September 30, 2012
Total global expenses increased primarily due to higher expenses associated with employee incentive compensation plans, higher costs to implement restructuring initiatives, higher expenses associated with global initiatives, higher professional and related fees associated with the FCPA investigations and compliance reviews, and were partially offset by lower marketing costs and lower benefit-related costs. During the third quarter of 2012, we updated our estimates associated with employee incentive compensation plans and reversed a portion of such accruals, however it was less then the reversal when we updated our estimates in 2011. Amounts allocated to segments decreased primarily due to a decrease in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 5 to the consolidated financial statements included herein, amounted to approximately $75.5, as compared to approximately $69.7 in the prior year period. While these fees are difficult to predict, they are expected to continue and may vary during the course of this investigation. These fees were not allocated to the segments. Please see "Risk Factors" contained in our Form 10-K for the year ended December 31, 2011 and Part II, Item 1A below, as well as Note 5 to the consolidated financial statements included herein, for more information regarding the FCPA investigations and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under lines of credit, public offerings of notes, and a private placement. As disclosed in the Latin America Segment Review, at September 30, 2012, we held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $223 when translated at the official exchange rate. Currency restrictions enacted by the Venezuelan government have limited our ability to repatriate dividends and royalties from our Venezuelan operations. For more details with respect to these currency restrictions, see Segment Review - Latin America above. Substantially all of our cash and cash equivalents totaling $1,097.5 as of September 30, 2012 are held outside of the U.S., as it relates to undistributed earnings of certain foreign subsidiaries, a portion of which we intend to reinvest indefinitely in our foreign subsidiaries. If these indefinitely reinvested earnings were distributed to the U.S. parent as dividends, we may be subject to additional taxes. With respect to 2012, we have decided to not indefinitely reinvest any current year earnings of our foreign subsidiaries. We currently believe that existing cash, as well as cash expected to be generated from operations along with available sources of public and private financing are adequate to meet the Company’s anticipated requirements for general corporate needs. If we were to repatriate earnings to fund the early retirement of outstanding debt or potential other liquidity events, we would need to provide for deferred taxes on such amount. It is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings.
Within the next year $375.0 of our public notes will mature and be repaid, specifically $250.0 due in March 2013 and $125.0 due in May 2013.
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

Cash Flows
Net Cash Provided by Operating Activities
During the first nine months of 2012, operating activities provided $219.6 of cash as compared to $247.2 in 2011. Operating cash flow during the first nine months of 2012 was negatively impacted by lower cash related net income which was partially offset by improvements in working capital primarily driven by an increased focus on accounts payable, lower contributions to the U.S. pension plan, and a payment in 2011 associated with a long-term incentive compensation plan of $36.

Net Cash Used by Investing Activities
Net cash used by investing activities during the first nine months of 2012 was $72.1 lower than during the first nine months of 2011, primarily due to lower capital expenditures, which declined by $62.5, as 2011 included higher investment associated with new distribution facilities in Latin America.

Net Cash Provided/Used by Financing Activities
Net cash used by financing activities of $261.8 during the first nine months of 2012 compared unfavorably to cash used by financing activities of $243.1 during the first nine months of 2011. This was due to lower issuances of commercial paper, and was partially offset by proceeds of $550.0 related to the term loan agreement entered into during 2012, the scheduled repayment of our $500.0 principal notes in 2011, and $43.6 related to the termination of two of our interest-rate swap agreements designated as fair value hedges. See Note 11, Derivative Instruments and Hedging Activities for further details.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

We maintained our quarterly dividend payments at $0.23 per share during the nine months ended 2012 and 2011. As part of an overall review of the capital structure, on November 1, 2012, we announced a decrease in the quarterly dividend to $.06 per share, for the fourth-quarter dividend payable December 3, 2012. See Note 13 - Subsequent Events to the consolidated financial statements included herein for further discussion.

Capital Resources
Revolving Credit Facility
We maintain a $1 billion revolving credit facility (the “revolving credit facility”), which expires in November 2013. As discussed below, the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to the floating base rate or LIBOR, plus an applicable margin which varies within a specified band based upon our credit ratings. As of September 30, 2012, there were no amounts outstanding under the revolving credit facility.
The revolving credit facility contains covenants limiting our ability to, among other things, incur liens and enter into mergers and consolidations or sales of substantially all our assets, and a financial covenant which requires our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated pre-tax income by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. For purposes of calculating the ratio, our consolidated pre-tax income is not adjusted for certain one-time charges, such as non-cash impairments, currency devaluations, legal or regulatory settlements. As of September 30, 2012, based on the waiver obtained (as discussed further below), and based on interest rates, approximately $820 of the $1 billion revolving credit facility, less the principal amount of any commercial paper outstanding, could have been drawn down without violating any covenant.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. At September 30, 2012, $550.0 remained outstanding under the term loan agreement.
The term loan agreement contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. In addition, the term loan agreement contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio not be greater than 4:1 at the end of each fiscal quarter on or prior to March 31, 2013, and 3.75:1 at the end of each fiscal quarter on or prior to December 31, 2013, and 3.5:1 at the end of each fiscal quarter thereafter. The interest coverage ratio is determined by dividing our consolidated EBIT by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA for the period of four fiscal quarters ending on the date of determination. For purposes of calculating the ratios, consolidated EBIT and consolidated EBITDA are adjusted for non-cash expenses. In addition, the term loan agreement contains customary events of default and cross-default provisions.
Pursuant to the term loan agreement, we are required to repay an amount equal to 25% of the aggregate principal amount of the term loans on June 29, 2014, and the remaining outstanding principal amount of the term loans on June 29, 2015. Amounts repaid or prepaid under the term loan agreement may not be reborrowed. Borrowings under the term loan agreement bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on the credit ratings of the Company.
Private Notes
In November 2010, we issued in a private placement $535.0 principal amount of notes (the “private notes”) pursuant to a note purchase agreement that contains covenants limiting, among other things, the ability of our subsidiaries to incur indebtedness, our and our subsidiaries' ability to incur liens and our and any subsidiary guarantor's ability to enter into mergers and consolidations or sales of substantially all of our or its assets. In addition, the note purchase agreement contains a financial covenant which requires our interest coverage ratio (which is calculated in the same manner as in the revolving credit facility) at the end of each fiscal quarter to equal or exceed 4:1. The note purchase agreement contains customary events of default and cross-default provisions and any prepayment of the notes would require payment of a make-whole premium.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

In connection with obtaining the waiver described below from the holders of the private notes (the “private noteholders”), on August 15, 2012, we entered into the first amendment to the note purchase agreement to, among other things, (1) add a financial covenant requiring our leverage ratio (which is calculated in the same manner as in the term loan agreement) not be greater than 4:1 at the end of each fiscal quarter on or prior to March 31, 2013, 3.75:1 at the end of each fiscal quarter thereafter, unless a bank credit agreement or any other principal credit facility contains a leverage ratio more favorable to the private noteholders, then such more favorable ratio will apply for the fiscal quarters ended March 31, 2014 and thereafter, (2) amend the interest coverage ratio to, subject to the most favored lender provision, add back to our consolidated pre-tax income actual non-cash impairment charges related solely to the Silpada business in an amount not to exceed $125.0 in the aggregate (in addition to the $263.0 non-cash Silpada impairment charge already recorded) during the term of the note purchase agreement, (3) add a most favored lender provision with respect to financial covenants in favor of other lenders and (4) provide a 150 basis point step up of the applicable coupon if our unsecured and unsubordinated debt is not rated above investment grade by a certain number of rating agencies.
Waivers Regarding Revolving Credit Facility and Private Notes
On July 31, 2012, we obtained waivers from the lenders under our revolving credit facility and our private noteholders that allow us to exclude the non-cash impairment charge of $263.0 associated with the Silpada business recorded during the fourth quarter of 2011 from our interest coverage ratio calculation contained in the revolving credit facility and the note purchase agreement for the four fiscal quarters ending September 30, 2012.
Ratio Calculations
Our interest coverage ratio, as calculated under both our revolving credit facility and the note purchase agreement associated with our private notes, for the four fiscal quarters ended September 30, 2012 was 5.5:1. The calculated interest coverage ratio of 5.5:1 excludes the non-cash Silpada impairment charge under the terms of the waivers obtained. It is reasonably likely that events will arise that may cause us to be in non-compliance with the interest coverage ratio covenant for the four rolling fiscal quarters ended December 31, 2012 and March 31, 2013, primarily due to a) the overall decline in our business operating results and b) the inclusion of the non-cash impairment charge associated with our operations in China of $44 recorded during the third quarter of 2012. The non-cash impairment charge associated with China had an adverse impact on our interest coverage ratio covenant as of September 30, 2012 of .4 points. Our forecast for the fiscal quarters ended December 31, 2012 and March 31, 2013 does not include the impact of any unanticipated, nonrecurring items, such as significant non-cash impairments, significant currency devaluations, or significant legal or regulatory settlements, which we are currently unable to predict. An inability to comply with this covenant would result in a default under the revolving credit facility and the note purchase agreement. In the event of such a default, the revolving credit facility would no longer be available to support future issuances of commercial paper, the private noteholders would have a right to accelerate payment with a make-whole premium, and this would constitute a cross-default under our term loan and, if the private noteholders accelerate, a cross-default under approximately $1.7 billion of our other debt instruments, which could be accelerated. We would expect to seek to obtain any necessary waivers or amendments prior to any such default from the lenders under our revolving credit facility and our private noteholders; however, there cannot be any assurances that we will be able to do so. In the event that we are unable to obtain a waiver or amendment from our lenders and/or our private noteholders and we do not satisfy the interest coverage ratio, we could seek to repay our note purchase agreement and outstanding commercial paper by securing additional sources of financing, although there can be no assurances that we may be able to secure additional sources of financing, using cash generated from operations held outside of the U.S., and reducing our cash dividend to shareholders.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At September 30, 2012, there was $68.9 outstanding under this program. In 2012, the demand for the Company's commercial paper has declined, partially impacted by rating agency action with respect to the Company.
Additional Information
As of September 30, 2012, Avon's long-term credit ratings were on the low end of investment grade: Baa1 (Stable Outlook) with Moody's, BBB- (Stable Outlook) with S&P, and BBB- (Negative Outlook) with Fitch. Additional rating agency reviews

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

could result in a change in outlook or further downgrade. Any downgrade or change in outlook may result in an increase to financing costs, including interest expense under the debt instruments described above, and reduced access to lending sources, including the commercial paper market. For more information regarding risks associated with our ability to refinance debt or access certain debt markets, including the commercial paper market, see “Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business and our access to liquidity and capital” included in Item 1A of our 2011 Form 10-K and “Risk Factors - Under certain debt instruments, it is reasonably likely that events will arise that may cause us to be in non-compliance with the interest coverage ratio covenant for the four rolling fiscal quarters ended December 31, 2012 and March 31, 2013, primarily due to the overall decline in our business operating results and the inclusion of the non-cash impairment charge associated with our operations in China during the third quarter of 2012” included in Part II, Item 1A below.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
We use interest rate swaps to manage our interest rate exposure. The interest rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest rate swap on a fixed rate borrowing. At September 30, 2012 and December 31, 2011, we held interest-rate swap agreements that effectively converted approximately 62% and 74%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was 70% at September 30, 2012 and 82% at December 31, 2011.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•
our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our stabilization strategies, multi-year restructuring programs and other initiatives, product mix and pricing strategies, Enterprise Resource Planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies;

•
our ability to realize the anticipated benefits (including any financial projections concerning, for example, future revenue, profit, cash flow and operating margin increases) from our stabilization strategies, and multi-year restructuring programs or other initiatives on the time schedules or in the amounts that we expect, and our plans to invest these anticipated benefits ahead of future growth;

•	the possibility of business disruption in connection with our stabilization strategies, multi-year restructuring programs or other initiatives;

•	our ability to realize sustainable growth from our investments in our brand and the direct-selling channel;

•	our ability to transition our business in North America, including enhancing our Sales Leadership model and optimizing our product portfolio;

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

•
our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions, as well as to successfully integrate or manage any acquired business;

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

•
any developments in or consequences of investigations and compliance reviews, and any litigation related thereto, including the ongoing investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

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

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations; and

•	the impact of changes in tax rates on the value of our deferred tax assets and our ability to realize foreign tax credits in the U.S.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 5, Contingencies, of the Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
We have updated the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part II, Item 1A, for the fiscal year ended December 31, 2011. Except for the below updates, there have been no material changes in our assessment of our risk factors. The following is not an exclusive list of all risk factors the Company faces. You should consider the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Company's 2011 Annual Report on Form 10-K and in any of the Company's subsequent Securities and Exchange Commission filings.
Under certain debt instruments, it is reasonably likely that events will arise that may cause us to be in non-compliance with the interest coverage ratio covenant for the four rolling fiscal quarters ended December 31, 2012 and March 31, 2013, primarily due to the overall decline in our business operating results and the inclusion of the non-cash impairment charge associated with our operations in China during the third quarter of 2012. In such event, if we are unable to obtain the necessary waivers or amendments, the revolving credit facility would no longer be available to support future issuances of commercial paper, the private noteholders would have a right to accelerate payment with a make-whole premium, and this would constitute a cross-default under our term loan and, if the private noteholders accelerate, a cross-default under other debt instruments, which could be accelerated.
We maintain a $1 billion revolving credit facility and a private note placement of $535 that require us to satisfy specified financial tests and maintain specified financial ratios, including restricting our maximum interest coverage ratio to 4:1. On July 31, 2012, we obtained waivers from the lenders under our revolving credit facility and our private noteholders that allow us to exclude the non-cash impairment charge of $263.0 associated with the Silpada business recorded during the fourth quarter of 2011 from our interest coverage ratio calculation contained in the revolving credit facility and the note purchase agreement for the four fiscal quarters ending September 30, 2012.
Our interest coverage ratio, as calculated under both our revolving credit facility and the note purchase agreement associated with our private notes, for the four fiscal quarters ended September 30, 2012 was 5.5:1. The calculated interest coverage ratio of 5.5:1 excludes the non-cash Silpada impairment charge under the terms of the waivers obtained.
It is reasonably likely that events will arise that may cause us to be in non-compliance with the interest coverage ratio covenant for the four rolling fiscal quarters ended December 31, 2012 and March 31, 2013, primarily due to a) the overall decline in our business operating results and b) the inclusion of the non-cash impairment charge associated with our operations in China of $44 recorded during the third quarter of 2012. The non-cash impairment charge associated with China had an adverse impact on our interest coverage ratio covenant as of September 30, 2012 of .4 points. Our forecast for the fiscal quarters ended December 31, 2012 and March 31, 2013 does not include the impact of any unanticipated, nonrecurring items, such as significant non-cash impairments, significant currency devaluations, or significant legal or regulatory settlements, which we are currently unable to predict. An inability to comply with this covenant would result in a default under the revolving credit facility and the note purchase agreement. In the event of such a default, the revolving credit facility would no longer be available to support future issuances of commercial paper, the private noteholders would have a right to accelerate payment with a make-whole premium, and this would constitute a cross-default under our term loan and, if the private noteholders accelerate, a cross-default under approximately $1.7 billion of our other debt instruments, which could be accelerated. We would expect to seek to obtain any necessary waivers or amendments prior to any such default from the lenders under our revolving credit facility and our private noteholders; however, there cannot be any assurances that we will be able to do so. In the event that we are unable to obtain a waiver or amendment from our lenders and/or our private noteholders and we do not satisfy the interest coverage ratio, we could seek to repay our note purchase agreement and outstanding commercial paper by securing additional sources of financing, although there can be no assurances that we may be able to secure additional sources of financing, using cash generated from operations held outside of the U.S., and reducing our cash dividend to shareholders.
For more information regarding risks associated with our ability to refinance our debt or access certain debt markets, including the commercial paper market, see “Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business and our access to liquidity and capital” included in Item 1A of our 2011 Form 10-K.

Table of Contents

AVON PRODUCTS, INC.

We are currently conducting an internal investigation and compliance reviews focused on compliance with the FCPA and related U.S. and foreign laws and we are in discussions with the SEC and the DOJ regarding resolving their investigations of these matters. Based on our most recent communications with the SEC and the DOJ, we believe it is probable that we will incur a loss related to the government investigations. We are unable to reasonably estimate the amount or range of such loss; however, such loss could be material.
As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act (“FCPA”) and related U.S. and foreign laws in China and additional countries. The internal investigation, which is being conducted under the oversight of our Audit Committee, began in June 2008.
As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of countries selected to represent each of the Company's international geographic segments. The internal investigation and compliance reviews are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third-party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are ongoing. In connection with the internal investigation and compliance reviews, certain personnel actions, including termination of employment of certain senior members of management, have been taken, and additional personnel actions may be taken in the future. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third-party due diligence program and other compliance-related resources.
As previously reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. As previously reported in August 2012, we are in discussions with the SEC and the DOJ regarding resolving the government investigations. These discussions are ongoing. There can be no assurance that a settlement with the SEC and the DOJ will be reached or, if a settlement is reached, the timing of any such settlement or the terms of any such settlement. We expect any such settlement may include civil and/or criminal fines and penalties as well as non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlement with the SEC and the DOJ. Under certain circumstances, we may also be required to advance significant professional fees and expenses to certain current and former Company employees in connection with these matters. Until any settlement or other resolution of these matters, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations.
At this point we are unable to predict the developments in, outcome of, and economic and other consequences of the government investigations or their impact on our earnings, cash flow, liquidity, financial condition and ongoing business. However, based on our most recent communications with the DOJ and the SEC, the Company believes that it is probable that the Company will incur a loss related to the government investigations. We are unable to reasonably estimate the amount or range of such loss; however, such loss could be material.
For more information regarding risks associated with these investigations and compliance reviews, see “Risk Factors - We are investigating Foreign Corrupt Practices Act (FCPA) and related U.S. and foreign law matters, and from time to time we may conduct other internal investigations and compliance reviews, the consequences of which could negatively impact our business” included in Item 1A of our 2011 Form 10-K.

Table of Contents

AVON PRODUCTS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2012.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/12	4,735	(2)	$20.65	—	$1,819,184,000
8/1 - 8/31/12	5,552	(2)	15.61	—	1,819,184,000
9/1 - 9/30/12	8,077	(2)	15.50	—	1,819,184,000
Total	18,364		$16.86	—

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

AVON PRODUCTS, INC.
(Registrant)

Date:	November 1, 2012	/s/ Robert Loughran
Robert Loughran
Vice President and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Avon Products, Inc. (incorporated by reference to Exhibit 3.1 to Avon's Current Report on Form 8-K filed October 11, 2012).

3.1	By-Laws of Avon Products, Inc. (incorporated by reference to Exhibit 3.2 to Avon's Current Report on Form 8-K filed October 11, 2012).

10.1
First Amendment to Note Purchase Agreement, dated as of August 15, 2012, between Avon Products, Inc. and certain of the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed August 20, 2012).

10.2
Amendment to Employment Agreement, by and between Avon Products, Inc. and Andrea Jung, dated as of October 4, 2012 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed October 5, 2012).

10.3	Second Amendment, dated as of September 19, 2012, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.