Form 10-K
period 2012-12-31
AVON PRODUCTS INC
filed 2013-02-28
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2012 (the last business day of our most recently completed second quarter) was $7.0 billion.
The number of shares of Common Stock (par value $.25) outstanding at January 31, 2013, was 432,280,018
 _________________________
Documents Incorporated by Reference
Part III - Portions of the registrant’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our stabilization strategies, cost savings initiative, multi-year restructuring programs and other initiatives and related actions), liquidity, cash flow and uses of cash, our ability to service our debt obligations or obtain additional financing, costs and cost savings, competitive advantages, impairments, the impact of currency devaluations and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential acquisitions or divestitures, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

•
our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and realize the projected benefits (in the amounts and time schedules we expect) from, our stabilization strategies, cost savings initiative, multi-year restructuring programs and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;

•	the possibility of business disruption in connection with our stabilization strategies, cost savings initiative, multi-year restructuring programs or other initiatives;

•	our ability to improve our business in North America, including enhancing our Leadership model;

•
our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
our ability to reverse declines in Active Representatives, to implement our Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance the Representative and consumer experience and increase Representative productivity through field activation programs and technology tools and enablers, execution of Service Model Transformation and other investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;

•	our ability to reverse declining margins and net income;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in the international markets in our portfolio;

•
our ability to achieve profitable growth, particularly in our largest markets, such as Brazil and the United States ("U.S."), and developing and emerging markets, such as Mexico and Russia, and our ability to realize sustainable growth from our investments in our brand and the direct-selling channel;

•
the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

•
our indebtedness and debt service obligations, our ability to access and generate cash to repay debt and cover debt service obligations, our access to short- and long-term financing, our ability to refinance upcoming maturities of our current indebtedness or to secure such refinancing at attractive rates and terms, our ability to secure other financing or to secure such other financing at attractive rates and terms, and our credit ratings and the impact of any changes on our financing costs, rates, terms, debt service obligations and access to lending sources;

•
our ability to comply with certain covenants in our debt instruments, including the impact of any significant restructuring charges or significant legal or regulatory settlements, or obtain necessary waivers from compliance with, or necessary amendments to, such covenants, and the impact any non-compliance may have on our ability to secure financing;

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

•
the effect of political, legal, tax and regulatory risks imposed on us in the U.S. and abroad, our operations or our Representatives, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws, including in non-U.S. jurisdictions such as Brazil, Russia, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	the impact of changes in tax rates on the value of our deferred tax assets and declining earnings on our ability to realize foreign tax credits in the U.S.;

•	our ability to attract and retain key personnel;

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

•	key information technology systems, process or site outages and disruptions;

•	the risk of product or ingredient shortages resulting from our concentration of sourcing in fewer suppliers;

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations;

•
our ability to successfully identify new business opportunities and strategic alternatives and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions, as well as to successfully integrate or manage any acquired business;

•
the challenges to our businesses, such as Silpada and China, including the effects of rising costs, macro-economic pressures, competition, any potential strategic decisions, including the review of strategic alternatives for Silpada, and the impact of declines in expected future cash flows and growth rates, and a change in the discount rate used to determine the fair value of expected future cash flows, which have impacted, and may continue to impact, the estimated fair value of the recorded goodwill and intangible assets;

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights; and

•	the risk of an adverse outcome in any material pending and future litigations or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our 2012 Form 10-K for the year ended December 31, 2012. We undertake no obligation to update any such forward-looking statements.

PART I
ITEM 1. BUSINESS
(Dollars in millions, except per share data)
When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
General
We are a global manufacturer and marketer of beauty and related products. We commenced operations in 1886 and were incorporated in the State of New York on January 27, 1916. We conduct our business in the highly competitive beauty industry and compete against other consumer packaged goods ("CPG") and direct-selling companies to create, manufacture and market beauty and non-beauty-related products. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of fashion jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products.
Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. We have centralized operations for Global Brand Marketing and Global Sales, and also have regional operations for marketing, sales, and supply chain. Financial information relating to our reportable segments is included in the "Segment Review" section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A", on pages 22 through 47 of this 2012 Annual Report on Form 10-K, which we refer to in this report as our "2012 Annual Report", and in Note 13, Segment Information, to the Consolidated Financial Statements on pages F-40 through F-42 of our 2012 Annual Report. We refer to each of the Notes to the Consolidated Financial Statements in this 2012 Annual Report as a "Note". Information about geographic areas is included in Note 13, Segment Information on pages F-40 through F-42 of our 2012 Annual Report.
We recently outlined initial steps toward achieving a cost-savings target of $400 before taxes by the end of 2015. In connection with this cost-savings target, on December 11, 2012, we announced initial steps of a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. The $400M Cost Savings Initiative includes a global headcount reduction and related actions, as well as our exit from the South Korea and Vietnam markets. As part of the $400M Cost Savings Initiative, we identified certain actions in the fourth quarter of 2012, the majority of which are expected to take effect in 2013, that we believe will accelerate top line growth and reduce costs.
We have also been completing other various initiatives, including our 2005 and 2009 Restructuring Programs and other restructuring initiatives taken in the earlier part of 2012. Additional information regarding our initiatives is included in the "Overview" section within MD&A on pages 22 through 23, and in Note 15, Restructuring Initiatives on pages F-43 through F-46 of our 2012 Annual Report.
In July 2010, we purchased substantially all the assets and liabilities of Silpada Designs, Inc. ("Silpada"), a direct seller of jewelry products, primarily in North America. We are currently assessing our strategic alternatives for Silpada. Additionally, in December 2010 we sold the ownership interest in Avon Products Company Limited ("Avon Japan") to Devon Holdings K.K., an affiliate of TPG Capital.
Distribution
We presently have sales operations in 65 countries and territories, including the United States ("U.S."), and distribute our products in 43 other countries and territories. Unlike most of our competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by more than 6 million active independent Representatives. Representatives are independent contractors and not our employees. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets, for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.
A Representative contacts customers directly, selling primarily through our brochure, which highlights new products and special promotions for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is usually generated every two weeks in the

U.S. and every two to four weeks for most markets outside the U.S. Generally, the Representative forwards an order for a campaign to us using the Internet, mail, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for his or her own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.
We employ certain web enabled systems to increase Representative support, which allow a Representative to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with us. In addition, in the U.S., Representatives can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets.
In some markets, we use decentralized branches, satellite stores and independent retail operations to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for us with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license our beauty centers and other retail-oriented and direct-to-consumer opportunities to reach new customers in complementary ways to direct selling. In the U.S. and certain other markets, we also market our products through consumer websites (e.g. www.avon.com in the U.S.).
The recruiting or appointing and training of Representatives are the primary responsibilities of district sales managers, zone managers, and independent leaders. Depending on the market and the responsibilities of the role, some of these individuals are our employees and some are independent contractors. Those who are employees are paid a salary and an incentive based primarily on the achievement of a sales objective in their district. Those who are independent contractors are rewarded primarily based on total sales achieved in their zones or downlines. Personal contacts, including recommendations from current Representatives (including the Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The Leadership program is a multi-level compensation program which gives Representatives, known as independent leaders, the opportunity to earn discounts on their own sales of our products, as well as commissions based on the net sales made by Representatives they have recruited and trained. This program generally limits the number of levels on which commissions can be earned to three. The primary responsibilities of independent leaders are the prospecting, appointing, training and development of their downline Representatives while maintaining a certain level of their own sales. Development of the Leadership program throughout the world is one part of our long-term growth strategy. As described above, the Representative is the "store" through which we primarily sell our products and, given the high rate of turnover among Representatives (a common characteristic of direct selling), it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business.
From time to time, local governments and others question the legal status of Representatives or impose burdens inconsistent with their status as independent contractors, often in regard to possible coverage under social benefit laws that would require us (and, in most instances, the Representatives) to make regular contributions to government social benefit funds. Although we have generally been able to address these questions in a satisfactory manner, these questions can be raised again following regulatory changes in a jurisdiction or can be raised in other jurisdictions. If there should be a final determination adverse to us in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume and profitability of our business in that country that we would consider discontinuing operations in that country.
Promotion and Marketing
Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television advertising and print advertising are used. In addition, we seek to motivate our Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the district sales or zone managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.
A number of merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, and the promotion of products packaged as gift items. In general, for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered as special promotions or are given particular prominence in the brochure. A key current priority for our merchandising is to continue the use of pricing and promotional models and tools to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.
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
Within the broader CPG industry, we principally compete against large and well-known cosmetics, fragrances, skin care and personal care companies that manufacture and sell broad product lines through various types of retail establishments. In addition, we compete against many other companies that manufacture and sell more narrow beauty product lines sold through retail establishments and other channels.
We also have many competitors in the jewelry, accessories, apparel, housewares, and gift and decorative products industries globally, including retail establishments, principally department stores, gift shops and specialty retailers, mass merchandisers, and direct-sales companies specializing in these products.
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
International Operations
Our international operations are conducted primarily through subsidiaries in 64 countries and territories outside of the U.S. In addition to these countries and territories, our products are distributed in 43 other countries and territories.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.
See the sections "Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks" and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" in Item 1A on pages 8 through 18 of our 2012 Annual Report for further information.
Manufacturing
We manufacture and package the majority of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased for our Beauty products from various suppliers. Most of our Fashion and Home products are purchased from various third-party suppliers. Additionally, we design the brochures that are used by the Representatives to sell our products. The loss of any one supplier would not have a material impact on our ability to source raw materials for our Beauty products or source products for our Fashion and Home categories or paper for the brochures.
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

We also continue to implement an enterprise resource planning ("ERP") system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to continue in phases over the next several years. We have completed implementation in certain significant markets.
See Item 2, Properties, on page 18 of our 2012 Annual Report for additional information regarding the location of our principal manufacturing facilities.
Product Categories
Each of our three product categories individually account for 10% or more of consolidated net sales in 2012. The following is the percentage of net sales by product category for the years ended December 31:

	2012	2011	2010
Beauty	72%	73%	71%
Fashion	18%	18%	19%
Home	10%	9%	10%
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
Seasonal Nature of Business
Our sales and earnings typically have a seasonal pattern characteristic of many companies selling beauty, gift and decorative products, apparel, and fashion jewelry. Holiday sales generally cause a sales peak in the fourth quarter of the year; however, the sales volume of holiday gift items is, by its nature, difficult to forecast. Fourth quarter revenue and operating data was as follows:

	2012	2011	2010
Fourth quarter revenues as a % of total revenue	28%	27%	29%
Fourth quarter operating profit as a % of total operating profit	3%	2%	33%
Fourth quarter adjusted Non-GAAP operating profit as a % of total adjusted Non-GAAP operating profit(1)	40%	25%	34%
(1) Refer to the "Non-GAAP Financial Measures" section within MD&A on pages 23 through 24 of our 2012 Annual Report for a description of certain items we present herein on an adjusted Non-GAAP basis.
The fourth quarter operating profit comparison was unfavorably impacted by higher costs to implement our restructuring initiatives in 2012 compared to 2011. The fourth quarter of 2012 included costs to implement our restructuring initiatives of $57.6, whereas the fourth quarter of 2011 included $8.7 of costs to implement our restructuring initiatives. The fourth quarter operating profit comparison between 2012 and 2011 was also impacted by non-cash impairment charges of $209.0, or 66% of full year operating profit, and $263.0, or 31% of full year operating profit, recognized in the fourth quarters of 2012 and 2011, respectively.
Research and Product Development Activities
New products are essential to growth in the highly competitive cosmetics industry. Our research and development ("R&D") department’s efforts are important to developing new products, including formulating effective beauty treatments relevant to women’s needs, and redesigning or reformulating existing products. To increase our brand competitiveness, we have sustained our focus on new technology and product innovation to deliver first-to-market products that provide visible consumer benefits.
Our global research and development facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have satellite R&D operations located in Argentina, Brazil, China, Mexico, Poland and South Africa. In 2010, we invested in our R&D facility in Shanghai, China to increase our ability to develop products to better meet Asian consumers’ needs. To date, Shanghai R&D has grown into a fully functional development center across product categories.
In 2012, our most significant product launches included: Anew Clinical Pro Line Eraser Treatment, Anew Genics Eye Treatment, Anew Ultimate 7S (Night Cream, Elixir, Day Cream), Solutions Cellu-Defy Intensive Anti-Cellulite Lotion, Advance Techniques 360 Nourish Moroccan Argan Oil Leave-In Treatment, Skin So Soft Soft Indulgences Collection, Moisture Therapy Calming Relief Balm, Shine Attract Lipstick, Super Drama Mascara, NailWear Pro+ Nail Enamel, MagiX Cashmere Advanced Liquid Foundation, Infinite Moment Fragrance, Viva by Fergie Fragrance, and City Rush (Unplugged) Fragrance.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $75.2 in 2012, $77.7 in 2011 and $72.6 in 2010. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect on our financial position, capital expenditures or competitive position.
Employees
At December 31, 2012, we employed approximately 39,100 employees. Of these, approximately 4,800 were employed in the U.S. and approximately 34,300 were employed in other countries.
Website Access to Reports
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2012, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 777 Third Avenue, New York, N.Y. 10017-1307, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings, including reports, proxy and information statements, and other information regarding the Company are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.

ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2012 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
Our success depends on our ability to improve our financial and operational performance and execute fully our global business strategy.
Our ability to improve our financial and operational performance and implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•
implement our stabilization strategies, cost savings initiative, multi-year restructuring programs and other initiatives, including Service Model Transformation, and achieve anticipated savings and benefits from such programs and initiatives;

•	reverse declines in our top line performance and market share, and strengthen our brand image;

•	reduce costs, particularly SG&A costs, and reinvest certain of those savings effectively in consumer-oriented investments and other aspects of our business, while effectively managing our cost base;

•	implement appropriate product mix and pricing strategies that are more aligned with the preferences of local markets and achieve anticipated benefits from these strategies;

•
implement enterprise resource planning ("ERP") successfully, execute investments in information technology infrastructure and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•	implement customer service initiatives;

•	implement and continue to innovate our Internet platform and technology strategies;

•	effectively manage our outsourcing activities;

•	improve our marketing and advertising, including our brochures and our social media presence;

•	improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
service our current indebtedness, secure short- and long-term financing, or financing at attractive rates, maintain appropriate capital investment, capital structure and cash flow levels to fund, among other things, cash dividends, and implement cash management, tax, foreign currency hedging and risk management strategies;

•
reverse declines in Active Representatives and Representative satisfaction by successfully reducing campaign complexity, implementing our Leadership program globally, enhancing the Representative experience and earnings potential and improving our brand image;

•
increase the productivity of Representatives through successful implementation of field activation programs and technology tools and enablers, Service Model Transformation and other investments in the direct-selling channel;

•	improve our business in North America through successfully implementing field transformation and a strong multi-level leadership structure;

•	improve management of our businesses in developing markets, including improving local information technology resource and management of local supply chains;

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
There can be no assurance that any of these initiatives will be successfully and fully executed within the time periods that we expect.

We may experience financial and strategic difficulties and delays or unexpected costs in completing our various restructuring and cost-savings initiatives, including achieving any anticipated savings and benefits of these initiatives.
In an effort to improve operating performance, we identified certain actions in 2012 aimed at enhancing our operating model, reducing costs, and improving efficiencies. As a result of the analysis and the actions taken in connection with this restructuring, we have recorded total costs to implement of $73.9 million before taxes associated with approved initiatives. We also continue to implement our previously announced restructuring programs. For our restructuring program launched in 2005 (the "2005 Restructuring Program"), we have recorded total costs to implement restructuring initiatives of $527.1 million before taxes and expect our total costs when fully implemented to be approximately $525 million before taxes when considering historical and future costs along with expected gains from sales of properties. With regards to the restructuring program launched in 2009 (the "2009 Restructuring Program"), we have recorded total costs to implement restructuring initiatives of $255.0 million before taxes and expect total costs to implement to reach approximately $260 million before taxes. See Note 15, Restructuring Initiatives, on pages F-43 through F-46 of our 2012 Annual Report for details of the costs of the restructuring initiatives.
We also recently outlined initial steps toward achieving the Company's previously communicated annual cost-savings target of $400 million by the end of 2015. In connection with this cost-savings target, on December 11, 2012 we announced initial steps of a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. The $400M Cost Savings Initiative includes a targeted global headcount reduction of approximately 1,500 positions and related actions. As part of the $400M Cost Savings Initiative, the Company announced that it will exit the South Korea and Vietnam markets. These actions are aimed at concentrating resources on high priority markets and activities and boosting efficiencies, and are expected to be largely completed before the end of 2013. For the initiatives approved to date, cost to implement these actions is expected to be in the range of $70-80 million before taxes, of which $50.7 million before taxes was recorded in the fourth quarter of 2012. At this time we are unable to quantify the total costs when the initiative is fully implemented. In connection with the initial steps of the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $70 million before taxes. See the "Overview" section within MD&A on pages 22 through 23 of our 2012 Annual Report for further information
We may not realize anticipated savings or benefits from one or more initiatives arising under our restructuring and cost-savings programs or other initiatives in full or in part or within the time periods we expect. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated savings or benefits. If we are unable to realize these savings or benefits, our ability to continue to fund other initiatives may be adversely affected. In addition, our plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not we realize these savings and benefits. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our restructuring and cost-savings programs and other initiatives. Failure to realize anticipated savings or benefits from our restructuring and cost-savings programs and other initiatives could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
There can be no assurance that we will be able to reverse declining margins and net income and achieve profitable growth.
There can be no assurance that we will be able to reverse declining margins and net income and achieve profitable growth in the future, particularly in our largest markets, such as Brazil and the U.S., and developing and emerging markets, such as Mexico and Russia. Our gross margin in 2012 declined to 61.1%, compared to 63.3% in 2011 and 62.8% in 2010. Our operating margin in 2012 declined to 2.9%, compared to 7.6% in 2011 and 9.9% in 2010. In 2012. we had a net loss of $38.2 million, as compared to net income of $517.8 million and $609.3 million in 2011 and 2010, respectively. Reversing these trends will depend on our ability to improve financial and operational performance and execution of our global business strategy. There can be no assurance that we will be able to achieve these goals.
To reverse these trends in margins and net income and achieve profitable growth, we also need to successfully implement certain initiatives including our restructuring and cost-savings initiatives, and there can no assurance that we will be able to do so. Our achievement of profitable growth is also subject to the strengths and weaknesses of our individual markets, including our international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn, recession, cost or wage inflation, commodity cost pressures, economic or political instability, competitive pressures or other market pressures in one or more particular regions.
Failure to reverse declining margins and net income and achieve profitable growth could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our business is conducted worldwide primarily in one channel, direct selling.
Our business is conducted worldwide, primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through more than 6 million active independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis and create attractive Representative earning opportunities, successfully implement initiatives such as Service Model Transformation and the One Simple Sales Model in the U.S., improve our product offerings and improve our marketing and advertising, among other things, and there can be no assurance that we will be able to achieve these objectives. Additionally, consumer purchasing habits, including reducing purchases of beauty and related products generally, or reducing purchases from Representatives or buying beauty and related products in channels other than in direct selling, such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Additionally, if our competitors establish greater market share in the direct-selling channel, our business, prospects, financial condition, liquidity, results of operations and cash flows may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations.
We operate globally, through operations in various locations around the world, and derive approximately 85% of our consolidated revenue from our operations outside of the U.S.
One risk associated with our international operations is that the functional currency for most of our international operations is the applicable local currency. For example, currencies for which we have significant exposures include the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Czech Republic koruna, the euro, Mexican peso, New Zealand dollar, Peruvian new sol, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, and Ukrainian hryvnia. As a result, movements in exchange rates may have a significant impact on our business, assets, financial condition, liquidity, results of operations and cash flows. For example, in 2012, our revenues declined 5% compared to 2011 due to unfavorable foreign exchange, but were relatively unchanged on a Constant $ basis. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
Another risk associated with our international operations is the possibility that a foreign government may impose currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate. If this should occur, or if the official exchange rate devalues, it may have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. For example, currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela (Avon Venezuela) to obtain foreign currency at the official rate to pay for imported products. We are currently unable to predict the likelihood of government approvals of these requests, or if approved, the estimated time for remittance. Unless official foreign exchange is made more readily available, Avon Venezuela's operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is less favorable than the official rate.
Inflation is another risk associated with our international operations. For example, Venezuela has been designated as a highly inflationary economy, and in February 2013 the Venezuelan government devalued its currency for the second time since January 1, 2010. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. Given Venezuela's designation as a highly inflationary economy, the devaluation of the official rate and the potential for future devaluation, our revenue, operating profit, and net income will continue to be negatively impacted in 2013 and beyond. See the "Segment Review - Latin America" section within MD&A on pages 34 through 37 of our 2012 Annual Report for additional information regarding Venezuela. In addition, there can be no assurance that other countries in which we operate, such as Argentina, will not also become highly inflationary and that our revenue, operating profit, and net (loss) income will not be adversely impacted as a result.
Our indebtedness and debt service obligations could materially adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows.
As of December 31, 2012, we had approximately $3.2 billion of indebtedness outstanding and approximately $250 million of the $1 billion revolving credit facility could have been drawn down without violating any covenant. As of December 31, 2012, we had $375 million and $500 million of outstanding indebtedness that matures and will need to be refinanced or repaid in 2013 and March 2014, respectively. In addition, $137.5 million of the Company's term loan is due in June 2014. We may also incur additional long-term indebtedness and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, including our revolving credit facility and our term loan, which would increase our total indebtedness. We may be unable to generate sufficient cash flow from operations and future borrowings and other financing may be unavailable in an amount sufficient to enable us to fund our future financial obligations or our other liquidity needs. Our indebtedness could have material negative consequences on our business, prospects, financial condition, liquidity, results of operations and cash flows, including the following:

•
limitations on our ability to obtain additional debt or equity financing sufficient to fund growth, such as working capital and capital expenditures requirements or to meet debt service requirements or other cash requirements, in particular during periods in which credit markets are weak;

•	a downgrade in our credit ratings;

•
an allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs and capital expenditures that could improve our competitive position and operating results;

•
a sale of debt or equity securities or sale of some of our core assets (subject to certain restrictions under our existing indebtedness, including our revolving credit facility and our term loan), possibly on unfavorable terms, to meet payment obligations;

•	a limitation on our flexibility to plan for, or react to, competitive challenges in our business and the beauty industry;

•
the possibility that we are put at a competitive disadvantage relative to competitors that do not have as much debt as us, and competitors that may be in a more favorable position to access additional capital resources and withstand economic downturns;

•	limitations on our ability to execute business development activities to support our strategies;

•	limitations on our ability to invest in recruiting, retaining and servicing our Representatives; and

•
compliance with certain covenants in our debt instruments, including the impact of any significant restructuring charges or significant legal or regulatory settlements, or our ability to obtain necessary waivers from compliance with, or necessary amendments to, such covenants, and the impact any non-compliance may have on our ability to secure financing.

If we incur additional indebtedness, the related risks that we now face (including those described above), could intensify.
To service our debt obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on and to refinance our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, utilizing our revolving credit facility, reducing discretionary expenditures, selling certain assets or reducing our cash dividend to shareholders (or combinations thereof). Refer to the "Liquidity and Capital Resources" section within MD&A on pages 42 through 47 of our 2012 Annual Report for further information. Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness, including our revolving credit facility and our term loan. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our ability to make payments on and to refinance our indebtedness is dependent on our subsidiaries' ability to generate cash flow and their ability to make such cash available to us, by dividend, debt repayment or otherwise.
Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In addition, certain of our subsidiaries are non-U.S. entities that may be prohibited by law or other regulations from distributing funds to us, and we may be subject to unfavorable foreign exchange rates or payment of repatriation taxes and withholdings. For example, in 2003 Venezuela enacted restrictions on foreign currency exchange, as more fully described under "We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" and within the "Segment Review - Latin America" section within MD&A on pages 10 and 34 through 37 of our 2012 Annual Report. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness. A failure to make scheduled payments, or other material uncured breaches of our contractual obligations, could result in a variety of adverse consequences, including the acceleration of our indebtedness and the exercise of other remedies by our creditors that could materially adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows.
We are currently conducting an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act ("FCPA") and related United States ("U.S.") and foreign laws and we are in discussions with the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") regarding resolving their investigations of these matters. Based on our most recent communications with the SEC and the DOJ, we believe it is probable that we will incur a loss related to the government investigations. We are unable to reasonably estimate the amount or range of such loss; however, such loss could be material.
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
As previously reported in October 2008, we voluntarily contacted the SEC and the DOJ to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. As previously reported in August 2012, we are in discussions with the SEC and the DOJ regarding resolving the government investigations. These discussions are ongoing. There can be no assurance that a settlement with the SEC and the DOJ will be reached or, if a settlement is reached, the timing of any such settlement or the terms of any such settlement. We expect any such settlement may include civil and/or criminal fines and penalties as well as non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlement with the SEC and the DOJ. Under certain circumstances, we may also be required to advance significant professional fees and expenses to certain current and former Company employees in connection with these matters. Until any settlement or other resolution of these matters, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations.
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
A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings.
A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures, could adversely affect our business and our access to liquidity and capital. Recent global economic events over the past few years, including job losses, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. In addition, as mentioned above, our business is conducted primarily in the direct-selling channel. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by such economic, operational or business challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources, including our ability to issue commercial paper, raise additional capital and maintain credit lines and offshore cash balances. Avon's long-term credit ratings are Baa2 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB+ (Stable Outlook) with Fitch, which is below investment grade. In February 2013, Fitch lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook) and Moody's lowered their long-term credit rating from Baa1 (Negative Outlook) to Baa2 (Stable Outlook). Additional rating agency reviews could result in a further change in outlook or downgrade, which would likely result in an increase in financing costs, including interest expense under certain of our debt instruments, less favorable covenants and financial terms of our financing arrangements, and reduced access to lending sources, including the commercial paper market. Refer to the "Capital Resources - Private Notes" section within MD&A on pages 46 through 47 of our 2012 Annual Report for additional information regarding the impact of credit ratings on our Private Notes.
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2013 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.
In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, for example, 2012 weather conditions impacting the Philippines, pandemic situations or large scale power outages can have a short- or, sometimes, long-term impact on consumer spending.
Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks.
Our ability to achieve growth, particularly in new international markets, and to improve operations, particularly in our existing international markets, is exposed to various risks, including:

•	the possibility that a foreign government might ban or severely restrict our business method of direct selling;

•
the possibility that local civil unrest, economic or political instability, bureaucratic delays, changes in macro-economic conditions, changes in diplomatic or trade relationships or other uncertainties might disrupt our operations in an international market;

•	the lack of well-established or reliable legal systems in certain areas where we operate;

•
the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, including exposure to tax assessments without prior notice or the opportunity to review the basis for any such assessments in certain jurisdictions;

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
We are also subject to the adoption, interpretation and enforcement by governmental agencies in the U.S. (including on federal, state and local levels) and abroad of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, license and permit requirements, import and export license requirements, privacy and data protection laws, anti-corruption laws, environmental laws, records and information management, e-invoicing, tariffs and taxes, health care reform requirements such as the Patient Protection and Affordable Healthcare Act, and regulation of product claims or ingredients, which may require us to adjust our operations and systems in certain markets where we do business. For example, privacy and data protection laws are subject to frequently changing rules and regulations, which may vary among the various jurisdictions where we operate. If we are unable to adhere to or successfully implement processes in response to changing regulatory requirements, our business and/or reputation may be adversely affected. We cannot predict with certainty the outcome or the impact that pending or future legislative and regulatory changes may have on our business in the future.
Our success depends, in part, on our key personnel.
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Competition for these employees can be intense and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. For example, since 2011, there have been many changes to the Company's senior management, including a new chief executive officer and chief financial officer. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations. This risk may be exacerbated by the uncertainties associated with the implementation of our stabilization strategies and restructuring and cost-savings initiatives.
We face intense competition and can make no assurances about our ability to overcome our competitive challenges.
We face intense competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers by other direct selling and direct sales companies and through the Internet, and against products sold through the mass market and prestige retail channels. We also face increasing competition in our developing and emerging markets, particularly Brazil.
Within the direct-selling channel, we compete on a regional, and often country-by-country, basis with our direct selling competitors. There are also a number of direct selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. Unlike most other beauty companies, we compete within a distinct business model where providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical consumer packaged goods ("CPG") company which operates within a broad-based consumer pool, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.
Direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or "better deal" than that offered by the competition. Representatives are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as "field incentives" in the direct selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the better payback. As the largest and oldest beauty direct seller, Avon's business model and strategies are often highly sought after, particularly by smaller and more nimble competitors who seek to capitalize on our investment and experience. As a result, we are subject to significant competition for the recruitment of Representatives from other direct selling or network marketing organizations. It is therefore continually necessary to innovate and enhance our direct selling and service model as well as to recruit and retain new Representatives. If we are unable to do so, our business will be adversely affected.
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
The number of competitors and degree of competition that we face in the beauty and related products industry varies widely from country to country. If our advertising, promotional, merchandising or other marketing strategies are not successful, if we are unable to improve our product mix and offer new products that represent technological breakthroughs and are aligned with local preferences, if we do not successfully manage the timing of new product introductions or the profitability of these efforts, if we are unable to improve our Representative Value Proposition ("RVP"), or if for other reasons our Representatives or end customers perceive competitors' products as having greater appeal, then our sales and results of operations will be adversely affected.
Our ability to improve our financial performance depends on our ability to anticipate and respond to market trends and changes in consumer preferences.
Our ability to improve our financial performance depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and related products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. Consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. There can be no assurance that we will be able to anticipate and respond to trends in the market for beauty and related products and changing consumer demands and improve our financial results.

Furthermore, material shifts or decreases in market demand for our products, including as a result of changes in consumer spending patterns and preferences or incorrect forecasting of market demand, could result in us carrying inventory that cannot be sold at anticipated prices or increased product returns by our Representatives. Failure to maintain proper inventory levels or increased product returns by our Representatives could result in a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
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
Any of these systems may be susceptible to outages or disruptions due to the complex landscape of localized applications and architectures as well as incidents due to legacy or unintegrated systems or both, fire, floods, power loss, telecommunications failures, terrorist attacks, cyber security breaches, break-ins, corruption and similar events. There may be other challenges and risks as we upgrade, modernize, and standardize our information technology systems, such as through Service Model Transformation, on a worldwide basis. In addition, in the third quarter of 2011, we experienced challenges in implementing an ERP system in Brazil which impacted service levels, which in turn negatively impacted average order and Active Representative and revenue growth during 2011. Despite our network/ cyber security measures, our systems may also be vulnerable to computer viruses, data or cyber security breaches, break-ins, corruption and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operations, as well as cause damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and could also result in deterioration in our employees' and customers' confidence in us and other competitive disadvantages.
Third-party suppliers provide, among other things, the raw materials used to manufacture our Beauty products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.
We manufacture and package the majority of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers for our Beauty products. All of our Fashion and Home products are purchased from various suppliers. Additionally, we produce the brochures that are used by Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our Beauty products, the purchasing of our Fashion and Home products or the production of our brochures. This risk may be exacerbated by our globally-coordinated purchasing strategy, which leverages volumes. In addition, regulatory action, such as restrictions on importation, may also disrupt or interrupt our supply chain. Furthermore, increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.
Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. Also, significant changes in the number of participants in the pension plans may result in additional funding obligations. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. Pension funding requirement changes under the Pension Protection Act of 2006 affect pension funding obligations and may impose limitations on a hybrid plan's interest crediting rate to the "market rate of return." This may result in a significant increase or decrease in the valuation of pension obligations affecting the reported funded status of our pension plans. Finally, if the Financial Accounting Standards Board adopts the International Financial Reporting Standards as part of generally accepted accounting principles in the United States ("GAAP"), there could be changes in the required funding obligations. Please see "Pension, Postretirement and Postemployment Expense" within the "Critical Accounting Estimates" section of MD&A on pages 25 through 26 and Note 12, Employee Benefit Plans, on pages F-32 through F-40 of our 2012 Annual Report, for additional information regarding the impact of these factors on our pension plan obligations.
Any acquisitions or divestitures may expose us to additional risks.
We review acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct-selling channel;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers; and

•	risks of entering markets in which we have limited or no prior experience.
For example, the challenges to our acquired Silpada business, including the effect of rising silver prices, macro-economic pressures, competition, and the impact of declines in expected future cash flows and growth rates, and a change in the discount rate used to determine the fair value of expected future cash flows, have impacted the estimated fair value of our recorded goodwill and intangible assets. Further impairment of our goodwill and intangible assets could have a material adverse effect on our operating results. See Note 17, Goodwill and Intangible Assets, on pages F-49 through F-51 of our 2012 Annual Report for additional information regarding Silpada.
Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.
For divestitures, success is also dependent on effectively and efficiently separating the divested unit or business from the Company and reducing or eliminating associated overhead costs. In cases where a divestiture is not successfully implemented or completed, the Company's business, prospects, financial condition, liquidity, results of operations and cash flows could be adversely affected.
The loss of, or a disruption in, our manufacturing and distribution operations could adversely affect our business.
Our principal properties consist of worldwide manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Additionally, we use third-party manufacturers to manufacture certain of our products. Therefore, as a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems (such as the ERP system), loss or impairment of key manufacturing or distribution sites, product quality control issues, safety concerns, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints, which may require significant resources and be challenging to achieve, or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or those of our third-party manufacturers, could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our success depends, in part, on the quality and safety of our products.
Our success depends, in part, on the quality and safety of our products, including the procedures we employ to detect the likelihood of hazard, manufacturing issues and unforeseen product misuse. If our products are found to be, or are perceived to be, defective or unsafe, or if they otherwise fail to meet our Representatives' or end customers' standards, our relationship with our Representatives or end customers could suffer, we could need to recall some of our products, our reputation or the appeal of our brand could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

If we are unable to protect our intellectual property rights, specifically patents and trademarks, our ability to compete could be adversely affected.
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
We are and may, in the future, become party to litigation, including, for example, claims alleging violation of the federal securities laws or claims relating to our advertising. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Government reviews, inquiries, investigations, and actions could harm our business or reputation. In addition, from time to time we may conduct other internal investigations and compliance reviews, the consequences of which could negatively impact our business or reputation.
As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny. The regulatory environment with regard to direct selling in emerging and developing markets where we do business is evolving, and officials in such locations often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with local laws and regulations. In addition, from time to time, we may conduct internal investigations and compliance reviews. The consequences of such government reviews, inquiries, investigations, and actions or such internal investigations and compliance reviews may adversely impact our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.
Any determination that our operations or activities, or the activities of our Representatives, are not, or were not, in compliance with existing U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other legal or regulatory proceedings, as well as government investigations, which often involve complex legal issues and are subject to uncertainties, may also follow as a consequence.
Additionally, any determination that our operations or activities, or the activities of our Representatives, including our licenses or permits, importing or exporting, or product testing or approvals are not, or were not, in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, modification of business practices and compliance programs, equitable remedies, including disgorgement, injunctive relief and other sanctions that we may take against our personnel or that may be taken against us or our personnel. Further, other countries in which we do business may initiate their own investigations and impose similar sanctions. Even if an inquiry or investigation does not result in these types of determinations, it potentially could create negative publicity.
The market price of our common stock could be subject to fluctuations as a result of many factors.
Factors that could affect the trading price of our common stock include the following:

•	variations in operating results;

•	our ability to repay or refinance our indebtedness that matures in 2013 and 2014 and the terms of any such refinancing;

•	developments in connection with the FCPA or other investigations and any litigation related thereto;

•	a change in our credit ratings;

•	economic conditions and volatility in the financial markets;

•	announcements or significant developments in connection with our business and with respect to beauty and related products or the beauty industry in general;

•	actual or anticipated variations in our quarterly or annual financial results;

•	unsolicited takeover proposals or proxy contests;

•	changes in our dividend practice;

•	governmental policies and regulations;

•	estimates of our future performance or that of our competitors or our industries;

•	general economic, political, and market conditions;

•	market rumors; and

•	factors relating to competitors.
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
Our domestic manufacturing facility is located in Morton Grove, IL. Our domestic distribution centers are located in Atlanta, GA; Zanesville, OH; and Pasadena, CA. Our principal research and development facility is located in Suffern, NY. We also lease office space in two locations in New York City for our executive and administrative offices, and own property in Rye, NY for Global IT and Global Finance. In October 2012, we consolidated our New York City offices into one location at 777 Third Avenue. Our previous executive office location at 1345 Avenue of the Americas was vacated and is now being marketed for a potential sublease.
In 2010, Avon acquired Silpada Designs, Inc., a direct seller of sterling silver jewelry with operations in the United States ("U.S.") including an office and warehouse in Lenexa, Kansas.
Other principal properties outside the U.S. measuring 50,000 square feet or more include the following:
•two distribution centers for primary use in North America operations outside the U.S. (Canada and Puerto Rico);
•four manufacturing facilities, eleven distribution centers and two administrative offices in Latin America;

•	two manufacturing facilities in Europe, primarily servicing Europe, Middle East & Africa;

•	twelve distribution centers and seven administrative offices in Europe, Middle East & Africa; and

•	five manufacturing facilities, eight distribution centers and one administrative office in Asia Pacific.
We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.
In January 2007, we announced plans to realign certain North America distribution operations. We have closed our distribution facilities in Newark, DE and Glenview, IL. Both properties are listed for sale and the Glenview site is under contract for a potential sale.
In July 2009, we announced plans to realign manufacturing operations in North America and Europe. This initiative includes the closing of manufacturing facility in Springdale, OH in 2012 which is now listed for sale with a potential leaseback of the returns and call center, and the sale and short-term leaseback of the manufacturing facility in Germany in 2011 which is now closed.
In January 2013, we announced plans to close the Atlanta distribution center in 2013 and the Pasadena distribution center in 2014. Both properties are being marketed for sale. North America distribution will be managed primarily thorough the Zanesville, OH facility.
Of all the properties listed above, 35 are owned and the remaining 32 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.
ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 16, Contingencies, on pages F-47 through F-49 of our 2012 Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock
Our common stock is listed on The New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2012, there were approximately 15,387 holders of record of our common stock. We believe that there are many additional shareholders who are not "shareholders of record" but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2012 and 2011 are listed below. For information regarding future dividends on our common stock, see the "Liquidity and Capital Resources" section within MD&A on pages 42 through 47.

	2012			2011
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$19.63	$17.41	$.23	$30.14	$26.16	$.23
Second	23.52	15.10	.23	30.91	27.22	.23
Third	16.65	14.45	.23	28.90	19.60	.23
Fourth	17.39	13.80	.06	23.85	16.09	.23
Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Avon Products, Inc., The S&P 500 Index and
2012 Industry Composite (2)

The Stock Performance Graph above assumes a $100 investment on December 31, 2007, in Avon’s common stock, the S&P 500 Index and the Industry Composite. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2007	2008	2009	2010	2011	2012
Avon	100.0	62.3	84.2	80.0	50.0	42.9
S&P 500	100.0	63.0	79.7	91.7	93.6	108.6
Industry Composite(2)	100.0	85.8	92.5	100.3	111.7	121.5

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Industry Composite includes The Clorox Company, Colgate–Palmolive Company, Estée Lauder Companies, Inc., Kimberly Clark Corp., The Procter & Gamble Company and Revlon, Inc.

The Stock Performance Graph above shall not be deemed to be "soliciting material" or to be "filed" with the United States Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In addition, it shall not be deemed incorporated by reference by any statement that incorporates this annual report on Form 10-K by reference into any filing under the Securities Act of 1933 (the "Securities Act") or the Exchange Act, except to the extent that we specifically incorporate this information by reference.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the fourth quarter of 2012:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
10/1/12 – 10/31/12	2,065	(2)	$17.63	—	$1,819,184,000
11/1/12 – 11/30/12	9,065	(2)	16.03	—	1,819,184,000
12/1/12 – 12/31/12	2,449	(2)	15.98	—	—
Total	13,579		$16.27	—

(1)
There were no shares purchased during the fourth quarter as part of our $2.0 billion share repurchase program, publicly announced on October 11, 2007. The program commenced on December 17, 2007 and expired on December 17, 2012.

(2)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in millions, except per share data)
We derived the following selected financial data from our audited Consolidated Financial Statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes contained in our 2012 Annual Report.

	2012	2011	2010	2009	2008
Income Data
Total revenue	$10,717.1	$11,291.6	$10,862.8	$10,205.2	$10,507.5
Operating profit(1)	314.8	854.6	1,073.1	1,005.6	1,324.5
(Loss) income from continuing operations, net of tax(1)	(38.2)	526.4	595.2	619.2	882.5
Diluted (loss) earnings per share from continuing operations	$(.10)	$1.20	$1.36	$1.43	$2.03
Cash dividends per share	$.75	$.92	$.88	$.84	$.80
Balance Sheet Data
Total assets	$7,382.5	$7,735.0	$7,873.7	$6,823.4	$6,074.0
Debt maturing within one year	572.0	849.3	727.6	137.8	1,030.7
Long-term debt	2,623.9	2,459.1	2,408.6	2,307.2	1,456.0
Total debt	3,195.9	3,308.4	3,136.2	2,445.0	2,486.7
Total shareholders’ equity	1,233.3	1,585.2	1,672.6	1,312.6	712.3

(1)
A number of items, shown below, impact the comparability of our operating profit and (loss) income from continuing operations, net of tax. See the "Results Of Continuing Operations - Consolidated" section within MD&A on pages 29 through 33, the "Segment Review - Latin America" section within MD&A on pages 34 through 37, Note 17, Goodwill and Intangibles on pages F-49 through F-51, Note 15, Restructuring Initiatives on pages F-43 through F-46, and Note 7, Income Taxes on pages F-21 through F-24, of our 2012 Annual Report for further information on these items.

	Operating Profit
	2012	2011	2010	2009	2008
Costs to implement restructuring initiatives related to our cost savings initiative, multi-year restructuring programs, and other restructuring initiatives	$124.7	$40.0	$80.7	$171.0	$59.3
Inventory obsolescence benefit related to our product line simplification program	—	—	—	—	(13.0)
Venezuelan special items(2)	—	—	79.5	—	—
Impairment charges(3)	253.0	263.0	—	—	—

In addition to the items impacting operating profit identified above, (loss) income from continuing operations, net of tax during 2012 was impacted by a benefit recorded to other expense, net of $23.8 before tax ($15.7 after tax) due to the release of a provision in the fourth quarter associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared to the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities. Also, during the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested, and therefore, we recorded an additional provision for income taxes of $168.3. See the "Results Of Continuing Operations - Consolidated" section within MD&A on pages 29 through 33 of our 2012 Annual Report, and Note 7, Income Taxes, on pages F-21 through F-24 of our 2012 Annual Report for further information.

(2)
During 2010, our operating margin was negatively impacted by the devaluation of the Venezuelan currency coupled with a required change to account for operations in Venezuela on a highly inflationary basis. As a result of using the historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, during 2010 operating profit was negatively impacted by $79.5 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. In addition to the negative impact to operating profit, during 2010 we also recorded net charges of $46.1 in other expense, net and $12.7 in income taxes, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. See discussion of Venezuela within the "Segment Review - Latin America" section within MD&A on pages 34 through 37 of our 2012 Annual Report for further information.

(3)
During 2012, our operating margin was negatively impacted by non-cash impairment charges associated with goodwill and intangible assets of our Silpada business, and goodwill of our China business. During 2011, our operating margin was negatively impacted by a non-cash impairment charge associated with goodwill and an intangible asset of our Silpada business. See Note 17, Goodwill and Intangible Assets, on pages F-49 through F-51 of our 2012 Annual Report for further information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(In millions, except per share and share data)
You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and related Notes contained in our 2012 Annual Report. When used in this discussion, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
Refer to the Non-GAAP Financial Measures section on pages 23 through 24 of this 2012 Annual Report for a description of how Constant dollar ("Constant $") growth rates (a Non-GAAP financial measure) are determined.
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct-selling channel. We presently have sales operations in 65 countries and territories, including the United States ("U.S."), and distribute products in 43 more. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by more than 6 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2012, approximately 85% of our consolidated revenue was derived from operations outside the U.S.
Total revenue in 2012 declined 5% due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged, as a 1% increase in average order was offset by a 1% decline in Active Representatives. Sales of products in the Beauty category decreased 5% primarily due to unfavorable foreign exchange, and increased 1% on a Constant $ basis. Sales of products in the Fashion category decreased 5%, or 2% on a Constant $ basis. Sales of products in the Home category decreased 4% primarily due to unfavorable foreign exchange, and increased 2% on a Constant $ basis.
Our Constant $ revenue was impacted by improvements in Latin America, particularly in Brazil, Mexico, and Venezuela; however, these improvements were offset by net declines in other regions. In Europe, Middle East & Africa we saw a revenue decline in the United Kingdom that partially reflects a continued weak macroeconomic environment, competition, and executional challenges. In addition, North America experienced challenging financial results, partially as a result of the ongoing impact of field transformation and redistricting in the U.S. Asia Pacific's revenue decline was primarily due to continuing weak performance of our China operations.
See the "Segment Review" section of this MD&A for additional information related to changes in revenue by segment.
We recently outlined initial steps toward achieving a cost-savings target of $400 before taxes by the end of 2015. In connection with this cost-savings target, on December 11, 2012, we announced initial steps of a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. The $400M Cost Savings Initiative includes a global headcount reduction and related actions, as well as our exit from the South Korea and Vietnam markets. As part of the $400M Cost Savings Initiative, we identified certain actions in the fourth quarter of 2012, the majority of which are expected to take effect in 2013, that we believe will accelerate top line growth and reduce costs. As a result of these actions, we recorded total costs to implement these various restructuring initiatives of $50.7 before taxes associated with approved initiatives. For the initiatives approved to date, we expect our total costs to implement to be in the range of $70 to $80 before taxes. At this time we are unable to quantify the total costs when the initiative is fully implemented. In connection with the initial steps of the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $70 before taxes.
In an effort to improve operating performance, we identified certain actions in 2012, not associated with the $400M Cost Savings Initiative and 2005 and 2009 Restructuring Programs, that we believe will enhance our operating model, reduce costs, and improve efficiencies. As a result of the analysis and the actions taken, we recorded total costs to implement of $73.9 before taxes in 2012. In connection with these actions, effective in the second quarter of 2012, Central & Eastern Europe and Western Europe, Middle East & Africa are being managed as a single operating segment. Accordingly, Europe, Middle East & Africa amounts include the results of Central & Eastern Europe and Western Europe, Middle East & Africa for all periods presented. In connection with these actions, we expect to realize operating profit benefits of approximately $40 annually and cash flow benefits of approximately $35 after taxes annually beginning in 2013, which will likely be a mitigating factor against inflationary cost pressures.
Refer to Note 15, Restructuring Initiatives on pages F-43 through F-46 of our 2012 Annual Report for further information.
In conjunction with organizational changes, effective in the second quarter of 2012, the Dominican Republic was included in Latin America whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, the results of the Dominican Republic are included in Latin America and excluded from North America for all periods presented.
As part of an overall review of our capital structure, on November 1, 2012, we announced a decrease in our quarterly cash dividend to $.06 per share from $.23 per share, for the fourth-quarter dividend paid in December 2012. We have maintained the dividend of $.06 for the first quarter of 2013.
As a result of the 32% devaluation of the Venezuelan currency in February 2013, our 2013 operating margin will be negatively impacted. As a result, we expect the Company's operating profit to be negatively impacted primarily in the first half of 2013 by approximately $50 of costs associated with the historical cost in U.S. dollars of nonmonetary assets. In addition to the negative impact to operating margin, as a result of the devaluation of the Venezuelan currency, during the first quarter of 2013 we expect to record net charges of approximately $34 in "Other expense, net" and approximately $16 in "Income taxes", reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Refer to further discussion of Venezuela in the "Segment Review - Latin America" section of this MD&A.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards, to our consolidated financial statements contained in this 2012 Annual Report.
Performance Metrics
Within this MD&A, in addition to our key financial metrics of revenue, operating profit and operating margin, we utilize the performance metrics defined below to assist in the evaluation of our business.

Performance Metrics	Definition

Growth in Active Representatives
This metric is based on the number of orders in a campaign, totaled for all campaigns in the related period. This amount is divided by the number of billing days in the related period, to exclude the impact of year-to-year changes in billing days (for example, holiday schedules). To determine the growth in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year.

Change in Units
This metric is based on the gross number of pieces of merchandise sold during a period, as compared to the same number in the same period of the prior year. Units sold include samples sold and products contingent upon the purchase of another product (for example, gift with purchase or discount purchase with purchase), but exclude free samples.

Inventory Days	This metric is equal to the number of days of cost of sales, based on the average of the preceding 12 months, covered by the inventory balance at the end of the period.
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, adjusted Non-GAAP operating profit, operating margin, and adjusted Non-GAAP operating margin. We refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) the goodwill and intangible assets charges related to Silpada and the goodwill charge related to China (each an "Impairment charge," and collectively, "Impairment charges"), 3) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency in January 2010, as well as the benefit related to the release of a provision associated with the excess cost of acquiring U.S. dollars in Venezuela ("Venezuelan special items"), and 4) the additional provision for income taxes as we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested ("Special tax items"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period.
The Impairment charges include the impact on the Statement of Income caused by the goodwill and intangible assets impairment charges related to Silpada in 2012 and 2011 and the goodwill impairment charge related to China in 2012. The Venezuelan special items include the impact on the Statement of Income caused by the devaluation of the Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and nonmonetary assets, such as inventory and prepaid expenses. For nonmonetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 2.15 and the revised official exchange rate of 4.30. The Venezuelan special items also include the impact on the Statement of Income caused by the release of a provision associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared to the official exchange rate. The Special tax items include the impact on the Statement of Income in 2012 caused by an additional provision for income taxes as we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested. During the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs.
See Note 15, Restructuring Initiatives on pages F-43 through F-46 of our 2012 Annual Report, Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2012 Annual Report, the "Segment Review - Latin America" section below, and Note 7, Income Taxes on pages F-21 through F-24 of our 2012 Annual Report for more information on these items.
These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, on pages F-10 through F-15 of our 2012 Annual Report for a detailed discussion of the application of these and other accounting policies.
Restructuring Reserves
We record the estimated expense for our restructuring initiatives when such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment or accelerated depreciation of property, plant and equipment, and any other qualifying exit costs. These estimated costs are grouped by specific projects within the overall plan and are then monitored on a quarterly basis by finance personnel. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine whether an adjustment is required.
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside the U.S. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including selling schedules, business operations, seasonality and changing trends. Over the past three years, annual bad debt expense was $251 in 2012, $247 in 2011, and $216 in 2010, or approximately 2% of total revenue in each year. Bad debt expense as a percent of revenue increased by approximately .1 point in 2012 as compared to 2011, primarily due to an increase in Europe, Middle East & Africa. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction, but within many jurisdictions, we generally allow an unlimited right of return. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $390 for 2012, $447 for 2011, and $424 for 2010, or approximately 4% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $122 for 2012, $128 for 2011, and $131 for 2010.
Pension, Postretirement and Postemployment Expense
We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and a portion of employees in international locations. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care and life insurance benefits (through the end of 2012 only) subject to certain limitations to the majority of retired employees in the U.S. and certain foreign countries. See Note 12, Employee Benefit Plans, on pages F-32 through F-40 of our 2012 Annual Report for further information on our benefit plans.

Pension plan expense and the requirements for funding our major pension plans are determined based on a number of actuarial assumptions. These assumptions include the expected rate of return on pension plan assets, the interest crediting rate for hybrid plans and the discount rate applied to pension plan obligations.
For 2012, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. plans was 7.28%, compared to 7.54% for 2011. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.
The majority of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for 2012 for the U.S. plan was 7.75%, which was based on an asset allocation of approximately 35% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 4% in the long term) and approximately 65% in equity securities and high yield securities (which are expected to earn approximately 6% to 10% in the long term). Historical rates of return on the assets of the U.S. plan were approximately 9% for the most recent 10-year period and approximately 8% for the 20-year period. In the U.S. plan, our asset allocation policy has favored U.S. equity securities, which have returned approximately 8% over the 10-year period and approximately 8% over the 20-year period. The rate of return on the plan assets in the U.S. was approximately 15% in 2012 and approximately 7% in 2011.
Regulations under the Pension Protection Act of 2006, which are finalized but not yet effective, will require that hybrid plans limit the maximum interest crediting rate to one among several choices of crediting rates which are considered "market rates of return". The rate chosen will affect total pension obligations. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. plan, were based on the internal rates of return for a portfolio of high quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis was 4.11% at December 31, 2012, and 4.69% at December 31, 2011. For the determination of the expected rate of return on assets and the discount rate, we take into consideration external actuarial advice.

Our funding requirements may be impacted by regulations or interpretations thereof. Our calculations of pension, postretirement and postemployment costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2012, we had pretax actuarial losses, prior service credits, and transition obligations totaling $491 for the U.S. pension and postretirement plans and $313 for the non-U.S. pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension, postretirement and postemployment obligations and future expense. For 2013, our assumption for the expected rate of return on assets is 7.75% for our U.S. plans and 6.85% for our non-U.S. plans. Our assumptions are reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2012 pension expense and the pension benefit obligation at December 31, 2012:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(5.2)	$5.2	N/A	N/A
Discount rate	(11.2)	11.6	$(114.8)	$123.8
Rate of compensation increase	1.5	(1.4)	8.6	(8.3)
Taxes
At December 31, 2012, we recognized net deferred tax assets of $1,067, net of a valuation allowance of $627. We have gross deferred tax assets relating to tax loss carryforwards of $648 primarily from foreign jurisdictions, for which a valuation allowance of $610 has been provided. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize a net deferred tax asset in the future, in excess of the net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease earnings in the period such determination was made. We have recognized deferred tax assets of $356 relating to foreign tax credit carryforwards that will expire between 2018 and 2022. To the extent future taxable income is less favorable than currently projected, our ability to utilize these foreign tax credits may be affected and a valuation allowance may be required.
We recognize deferred income taxes with respect to the incremental U.S. taxes that would be incurred when undistributed earnings of a foreign subsidiary are subsequently repatriated, unless management has determined that those undistributed earnings are indefinitely reinvested for the foreseeable future. Prior to the fourth quarter of 2012, we had not recognized a deferred income tax liability related to the incremental U.S. taxes on approximately $2.5 billion of undistributed foreign earnings, as these earnings were deemed indefinitely reinvested. During the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile, we determined that we may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that these undistributed earnings of foreign subsidiaries are indefinitely reinvested and have provided U.S. income taxes on such earnings. At December 31, 2012, we have a deferred income tax liability of $225 for the U.S. income taxes on the undistributed earnings of subsidiaries outside of the U.S. We have not recorded a U.S. income tax benefit on $159 of undistributed earnings of our subsidiary in Venezuela where local regulations restrict cash distributions. The actual tax cost of distributing these foreign earnings to the U.S. will depend on the amount and timing of the repatriation and the jurisdictions involved.
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
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In 2013, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our tax positions are ultimately upheld or denied, it is possible that the 2013 provision for income taxes may reflect adjustments.
Share-based Compensation
Stock options issued to employees are recognized in the Consolidated Financial Statements based on their fair value using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from historical results.
Loss Contingencies
We determine whether to disclose and/or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. Our assessment is developed in consultation with our outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the Consolidated Financial Statements.
Goodwill and Intangible Assets
We test goodwill and intangible assets with indefinite lives for impairment annually, and more frequently if circumstances warrant, using various fair value methods. We review finite-lived intangible assets, which are subject to amortization, for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

We completed our annual goodwill impairment assessment for 2012 during the year-end close process and determined that the estimated fair values were considered substantially in excess of the carrying values of each of our reporting units, with the exception of our Silpada and China reporting units.

Our analysis of the Silpada business indicated an impairment as the carrying value of the business exceeded the estimated fair value and the finite-lived intangible assets were not recoverable. This was primarily the result of the weaker than expected performance in the fourth quarter of 2012, largely due to lower Representative counts and activity rates, and as a result we lowered our revenue and earnings projections for Silpada. Accordingly, a non-cash impairment charge of $209 was recorded to reduce the carrying amounts of goodwill, an indefinite-lived intangible asset, and a finite-lived intangible asset. At December 31, 2012, as a result of the impairment charge recorded, the carrying values of Silpada’s goodwill, indefinite-lived intangible asset, and finite-lived intangible asset were $45, $40, and $40 respectively. The decline in the fair values of the Silpada assets was driven by the reduction in the forecasted growth rates and cash flows used to estimate their respective fair values.

Our annual analysis, completed during the year-end close process, of the China business indicated that the estimated fair value exceeded its carrying value by approximately 19%. The goodwill associated with China was $38 at December 31, 2012. During the third quarter of 2012, based on the continued decline in revenue performance in China, and a corresponding lowering of our long-term growth estimates in China, we completed an interim impairment assessment of the fair value of goodwill related to our operations in China. The results of our interim impairment test indicated the estimated fair value of our China reporting unit was less than its respective carrying amount. Accordingly, a non-cash impairment charge of $44 was recorded to reduce the carrying amount of goodwill to its estimated fair value. The changes to our long-term growth estimates were based on the state of our China business, which was predominantly retail at that time.

During the 2011 year-end close process, our analysis of the Silpada business indicated an impairment as the carrying value of the business exceeded the estimated fair value. Accordingly, a non-cash impairment charge of $263 was recorded in the fourth quarter of 2011 to reduce the carrying amounts of goodwill and an indefinite-lived intangible asset. Following weaker than expected performance in the fourth quarter of 2011, we lowered our revenue and earnings projections for Silpada largely due to the rise in silver prices, which nearly doubled since the acquisition, and the negative impact of pricing on revenues and margins. The decline in the fair values of the Silpada reporting unit and the underlying trademark was driven by the reduction in the forecasted growth rates and cash flows used to estimate their respective fair value.

The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. We use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach a market place participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of Silpada and China included the discount rate (based on the weighted-average cost of capital) and revenue growth, as well as silver prices and Representative growth and activity rates for Silpada. The fair value of Silpada's indefinite-lived trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of the Silpada finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. A significant decline in expected future cash flows and growth rates or a change in the discount rate used to fair value expected future cash flows may result in future impairment charges.
See Note 17, Goodwill and Intangible Assets, on pages F-49 through F-51 of our 2012 Annual Report for further information on Silpada and China.

Results Of Continuing Operations - Consolidated

				%/Point Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Total revenue	$10,717.1	$11,291.6	$10,862.8	(5)%	4%
Cost of sales	4,169.3	4,148.6	4,041.3	—%	3%
Selling, general and administrative expenses	5,980.0	6,025.4	5,748.4	(1)%	5%
Impairment of goodwill and intangible asset	253.0	263.0	—	(4)%	*
Operating profit	314.8	854.6	1,073.1	(63)%	(20)%
Interest expense	104.3	92.9	87.1	12%	7%
Interest income	(15.1)	(16.5)	(14.0)	(8)%	18%
Other expense, net	7.0	35.6	54.6	(80)%	(35)%
Net (loss) income attributable to Avon	(42.5)	513.6	606.3	(108)%	(15)%
Diluted (loss) earnings per share attributable to Avon	$(.10)	$1.18	$1.39	(108)%	(15)%

Advertising expenses(1)	$253.6	$311.2	$400.4	(19)%	(22)%

Gross margin	61.1%	63.3%	62.8%	(2.2)	.5
CTI restructuring	—	.1	.1	(.1)	—
Venezuelan special items	—	—	.6	—	(.6)
Adjusted Non-GAAP gross margin	61.1%	63.4%	63.5%	(2.3)	(.1)

Selling, general and administrative expenses as a % of total revenue	55.8%	53.4%	52.9%	2.4	.5
CTI restructuring	(1.1)	(.3)	(.7)	(.8)	.4
Venezuelan special items	—	—	(.1)	—	.1
Adjusted Non-GAAP selling, general and administrative expenses as a % of total revenue	54.7%	53.1%	52.2%	1.6	.9

Operating profit	$314.8	$854.6	$1,073.1	(63)%	(20)%
CTI restructuring	124.7	40.0	80.7
Impairment charges	253.0	263.0	—
Venezuelan special items	—	—	79.5
Adjusted Non-GAAP operating profit	$692.5	$1,157.6	$1,233.3	(40)%	(6)%

Operating margin	2.9%	7.6%	9.9%	(4.7)	(2.3)
CTI restructuring	1.2	.4	.7	.8	(.3)
Impairment charges	2.4	2.3	—	.1	2.3
Venezuelan special items	—	—	.7	—	(.7)
Adjusted Non-GAAP operating margin	6.5%	10.3%	11.4%	(3.8)	(1.1)

Effective tax rate	117.5%	29.1%	37.0%	88.4	(7.9)
CTI restructuring	(.3)	.1	.3	(.4)	(.2)
Impairment charges	(5.5)	2.0	—	(7.5)	2.0
Venezuelan special items	.1	—	(5.6)	(.1)	5.6
Special tax items	(77.0)	—	—	(77.0)	—
Adjusted Non-GAAP effective tax rate	34.8%	31.3%	31.8%	3.5	(.5)

Active Representatives				(1)%	(1)%
Units sold				—%	(2)%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

2012 Compared to 2011
Revenue
Total revenue in 2012 compared to 2011 decreased 5% due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged, as a 1% increase in average order was offset by a 1% decline in Active Representatives. Growth in units sold and the net impact of price and mix were flat.
On a category basis, revenue growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(5)%	1%
Beauty Category:
Fragrance	(4)	2
Color	(6)	1
Skincare	(7)	(1)
Personal Care	(6)	—

Fashion	(5)	(2)
Home	(4)	2
As noted previously in our Overview section, our Constant $ revenue was impacted by improvements in Latin America, particularly in Brazil, Mexico, and Venezuela; however, these improvements were offset by net declines in other regions. In Europe, Middle East & Africa we saw a revenue decline in the United Kingdom that partially reflects a continued weak macroeconomic environment, competition, and executional challenges. In addition, North America experienced challenging financial results, partially as a result of the ongoing impact of field transformation and redistricting in the U.S. Asia Pacific's revenue decline was primarily due to continuing weak performance of our China operations.
For additional discussion of the changes in revenue by segment, see the "Segment Review" section of this MD&A.
Gross Margin
Gross margin decreased by 220 basis points compared to 2011, while adjusted Non-GAAP gross margin decreased 230 basis points, primarily due to the following:

•	a decline of 100 basis points due to higher supply chain costs, primarily caused by increased product costs which were partially due to inflationary pressures;

•	a decline of 80 basis points due to the unfavorable net impact of product mix and pricing, partly due to an increase in smart value offerings as well as other initiatives to flow excess inventory; and

•	a decline of 50 basis points due to the negative impact of foreign exchange.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2012 decreased $45.4 compared to 2011. This decrease is primarily due to lower distribution costs and lower advertising, partially offset by the negative impact of foreign exchange and higher costs to implement ("CTI") restructuring initiatives.
Selling, general and administrative expenses as a percentage of revenue increased 240 basis points compared to 2011, while adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue increased 160 basis points, primarily due to the following:

•	an increase of 80 basis points due to higher overhead expenses, primarily associated with wage inflation in 2012, as well as higher expenses associated with employee incentive compensation plans;

•	an increase of 50 basis points due to increased investments in RVP, primarily driven by investments in the One Simple Sales Model in the U.S., partially offset by lower investments in China;

•	an increase of 50 basis points due to the negative impact of foreign exchange; and

•	a decrease of 30 basis points due to lower advertising costs.

In the first quarter of 2012, we revised the definition of RVP to represent the expenses of activities directly associated with Representatives and independent leaders including the cost of incentives and sales aids (net of any fees charged). RVP no longer includes strategic investments such as the Service Model Transformation and Web enablement, and it no longer adjusts for the impact of volume.
Impairment of Goodwill and Intangible Asset
During 2012 we recorded non-cash impairment charges of $209.0 in the fourth quarter for goodwill and intangible assets associated with our Silpada business, as well as $44.0 in the third quarter for goodwill associated with our China business. Refer to Note 17, Goodwill and Intangible Assets, on pages F-49 through F-51 of our 2012 Annual Report for more details.
See the "Segment Review" section of this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense increased in 2012 as compared to 2011 by 12%, primarily due to higher outstanding debt balances and higher average interest rates.
Interest income decreased in 2012 as compared to 2011 by 8%, primarily due to lower average interest rates partially offset by higher average cash balances.
Other expense, net decreased in 2012 as compared to 2011 by 80%, primarily due to a benefit of $23.8 in 2012 due to the release of a provision in the fourth quarter of 2012 associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared to the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities. Refer to the "Segment Review - Latin America" section of this MD&A for a further discussion of our Venezuela operations.

Effective Tax Rate
The effective tax rate for 2012 was 117.5%, compared to 29.1% for 2011.
During the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested, and therefore, we recorded an additional provision for income taxes of $168.3, which impacted the tax rate by 77.0%. The tax rate was also unfavorably impacted by 7.1 points from the goodwill impairment charge related to our operations in China for which no tax benefit was recorded. This charge will not result in a tax deduction as there is no tax basis in this goodwill. These unfavorable impacts to the tax rate were partially offset by 1.6 points from the tax benefit on the non-cash impairment charge associated with our Silpada business.
The effective tax rate for 2011 included tax benefits from audit settlements and statute expirations, which favorably impacted the tax rate by 3.1 points. In addition, the 2011 tax rate was favorably impacted by 2.0 points from the tax benefit on the non-cash impairment charge associated with our Silpada business.

2011 Compared to 2010
Revenue
Total revenue in 2011 compared to 2010 increased 4%, with favorable foreign exchange contributing 3 points to the revenue increase. Constant $ revenues increased 1%, due to a 2% increase in average order, partly offset by a 1% decline in Active Representatives. Units sold decreased 2% and the net impact of price and mix increased 3%.

On a category basis, revenue growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	5%	2%
Beauty Category:
Fragrance	7	5
Color	5	2
Skincare	3	—
Personal Care	4	1

Fashion	(1)	(3)
Home	1	(2)
We acquired Silpada at the end of July 2010. Inclusion of Silpada’s results for twelve months during 2011 as compared to five months in 2010 benefited the Fashion Constant $ growth rate by 5 points, as the similar period’s results were not included in our 2010 financial results ("unmatched period").
Our revenue performance, primarily in the latter part of 2011, was negatively impacted by weaker macroeconomic conditions. In Brazil, our largest market, lower than normal service levels were further impacted by the implementation of an ERP system during the second half of the year, which weakened results. Additionally, slowing Beauty category market growth pressured Brazil’s results in the second half of 2011. During the latter part of 2011, we believe Russia’s performance was also impacted by weak trends in the Beauty category market in that country.
For additional discussion of the changes in revenue by segment, see the "Segment Review" section of this MD&A.
Gross Margin
Gross margin and adjusted Non-GAAP gross margin increased by 50 basis points and decreased by 10 basis points compared to 2010, respectively, primarily due to the following:

•	a decline of 160 basis points due to higher supply chain costs, primarily due to the negative impact of rising product costs;

•	a benefit of 80 basis points due to the favorable net impact of product mix and pricing; and

•	a benefit of 70 basis points due to the favorable impact of foreign exchange.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2011 increased $277.0 compared to 2010. This increase was primarily due to our continued investing in RVP, as well as higher distribution costs and bad debt expense. Selling, general and administrative expenses during 2011, benefited from lower expenses associated with employee incentive compensation plans.
Selling, general and administrative expenses as a percentage of revenue increased 50 basis points compared to 2010, while adjusted Non-GAAP selling, general, and administrative expenses as a percentage of revenue increased 90 basis points, primarily due to the following:

•	an increase of 110 basis points from increased investments in RVP;

•
an increase of 80 basis points due to higher distribution costs, as dual distribution costs attributable to the transition to the new facilities in Brazil and Colombia negatively impacted selling, general and administrative expenses during 2011 as compared to 2010;

•	an increase of 30 basis points due to higher bad debt expense; and

•	a decrease of 100 basis points due to lower advertising.
Impairment of Goodwill and Intangible Asset
During 2011 we recorded a non-cash impairment charge of $263.0 for goodwill and an indefinite-lived intangible asset associated with our Silpada business. Refer to Note 17, Goodwill and Intangible Assets, on pages F-49 through F-51 of our 2012 Annual Report for more details.

See the "Segment Review" section of this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense increased in 2011 as compared to 2010 by 7%, primarily due to higher outstanding debt balances. At December 31, 2011 and 2010, we held interest-rate swap agreements that effectively converted approximately 74% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR.
Interest income increased in 2011 as compared to 2010 by 18%, primarily due to higher average cash balances and higher average interest rates.
Other expense, net decreased in 2011 as compared to 2010 by 35%, primarily due to a $46.1 negative impact in 2010 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting which occurred in 2010, partially offset by higher foreign exchange losses in 2011. Refer to the "Segment Review - Latin America" section of this MD&A for a further discussion of our Venezuela operations.
Effective Tax Rate
The effective tax rate for 2011 was 29.1%, compared to 37.0% for 2010.
The effective tax rate for 2011 included tax benefits from audit settlements and statute expirations, which favorably impacted the tax rate by 3.1 points. In addition, the 2011 tax rate was favorably impacted by 2.0 points from the tax benefit on the non-cash impairment charge associated with our Silpada business.
The effective tax rate for 2010 was unfavorably impacted by 5.6 points due to the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the Latin America segment review, partially offset by 2.1 points associated with benefits from audit settlements and statute expirations.
Segment Review
Effective in the second quarter of 2012, the results of Central & Eastern Europe and Western Europe, Middle East & Africa were managed as a single operating segment. Accordingly, Europe, Middle East & Africa amounts include the results of Central & Eastern Europe and Western Europe, Middle East & Africa for all periods presented.
Effective in the second quarter of 2012, the Dominican Republic was included in Latin America whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, the Dominican Republic is included in Latin America and excluded from North America for all periods presented.
Below is an analysis of the key factors affecting revenue and operating profit by reportable segment for each of the years in the three-year period ended December 31, 2012.

Years ended December 31	2012		2011		2010
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit
Latin America	$4,993.7	$443.9	$5,161.8	$634.0	$4,640.0	$613.3
Europe, Middle East & Africa	2,914.2	312.8	3,122.8	478.9	3,047.9	474.3
North America	1,906.8	(214.9)	2,064.6	(188.0)	2,193.5	147.3
Asia Pacific	902.4	5.1	942.4	81.4	981.4	82.6
Total from operations	10,717.1	546.9	11,291.6	1,006.3	10,862.8	1,317.5
Global and other expenses	—	(232.1)	—	(151.7)	—	(244.4)
Total	$10,717.1	$314.8	$11,291.6	$854.6	$10,862.8	$1,073.1
Global and Other Expenses
Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, marketing, and professional and related fees associated with the FCPA investigations and compliance reviews. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as Global and other expenses. We do not allocate to our segments costs of implementing restructuring initiatives related to our global functions or professional and related fees associated with the FCPA investigations and compliance reviews. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.

	2012	2011	% Change	2011	2010	% Change
Total global expenses	$706.3	$651.1	8%	$651.1	$713.6	(9)%
Allocated to segments	(474.2)	(499.4)	(5)%	(499.4)	(469.2)	6%
Net global expenses	$232.1	$151.7	53%	$151.7	$244.4	(38)%
CTI restructuring	44.6	7.2		7.2	13.6
Adjusted Non-GAAP net global expenses	$187.5	$144.5	30%	$144.5	$230.8	(37)%
Amounts in the table above may not necessarily sum due to rounding.
2012 Compared to 2011
Total global expenses increased primarily due to higher costs to implement restructuring initiatives, higher expenses associated with employee incentive compensation plans, and higher expenses associated with global initiatives, and were partially offset by lower marketing costs. Amounts allocated to segments decreased primarily due to the decrease in budgeted marketing and global sales costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 16, Contingencies on pages F-47 through F-49 of our 2012 Annual Report, amounted to approximately $92.4, as compared to approximately $93.3 in 2011. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. These fees were not allocated to the segments. Please see Risk Factors on page 12 of our 2012 Annual Report, and Note 16, Contingencies on pages F-47 through F-49 of our 2012 Annual Report for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.
2011 Compared to 2010
Total global expenses declined primarily due to lower expenses associated with management incentive programs, lower professional fees associated with acquisitions and divestitures, and lower costs to implement restructuring initiatives. Amounts allocated to segments increased in 2011 primarily due to an increase in costs associated with initiatives more specifically benefiting the segments as compared to global initiatives. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 16, Contingencies on pages F-47 through F-49 of our 2012 Annual Report, amounted to approximately $93.3 in 2011, as compared to approximately $95.3 in 2010. These fees were not allocated to the segments. Please see Risk Factors on page 12 of our 2012 Annual Report, and Note 16, Contingencies on pages F-47 through F-49 of our 2012 Annual Report, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.
Latin America – 2012 Compared to 2011

			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$4,993.7	$5,161.8	(3)%	5%
Operating profit	443.9	634.0	(30)%	(20)%
CTI restructuring	19.6	3.1
Adjusted Non-GAAP operating profit	$463.5	$637.1	(27)%	(17)%

Operating margin	8.9%	12.3%	(3.4)	(3.0)
CTI restructuring	.4	.1
Adjusted Non-GAAP operating margin	9.3%	12.3%	(3.0)	(2.6)

Active Representatives				3%
Units sold				2%
Amounts in the table above may not necessarily sum due to rounding.
Effective in the second quarter of 2012, the Dominican Republic was included in Latin America, whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, Latin America amounts include the results of the Dominican Republic for all periods presented.

Total revenue declined 3% due to unfavorable foreign exchange. On a Constant $ basis, revenue grew 5% due to an increase in Active Representatives, as well as higher average order. Average order benefited from pricing, including inflationary impacts. Revenue in Brazil declined 12%, negatively impacted by foreign exchange, while revenue in Mexico grew 1%. Constant $ revenue benefited from growth of 3% in Brazil and 8% in Mexico. In Venezuela, revenue and Constant $ revenue grew 13%.
Constant $ revenue growth in Brazil was driven by an increase in Active Representatives. Revenue growth in Brazil was negatively impacted by decreased demand, which was partially due to increased competition, as well as uncompetitive pricing in Fashion and Home during the first half of 2012. Brazil’s sales of Beauty products declined 11% and sales of non-Beauty products declined 15%, both negatively impacted by foreign exchange. On a Constant $ basis, Brazil’s sales of Beauty products increased 4% and sales of non-Beauty were flat.
Constant $ revenue growth in Mexico was driven by an increase in Active Representatives, as well as higher average order. Revenue growth in Venezuela was primarily due to higher average order, benefiting from the inflationary impact on pricing; however, Venezuela revenue growth was restrained during the latter half of 2012 by slowing economic activity and the impact of lower inflation on pricing. Revenue and operating profit in Venezuela will be negatively impacted in future periods by the change in the official exchange rate discussed below. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by .3 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 3.0 points, or 2.6 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.5 points due to lower gross margin caused primarily by .9 points from higher supply chain costs not offset by pricing. Gross margin was also negatively impacted by .9 points from foreign exchange and .7 points from the unfavorable net impact of pricing and mix;

•	a decline of .8 points from increased overhead, primarily due to wage inflation outpacing revenue growth;

•	a benefit of .4 points from lower bad debt expense; and

•	a benefit of .3 points from lower advertising costs.
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for nonessential goods and services. Effective December 30, 2010, the Venezuelan government eliminated the 2.60 rate which had been available for the import of essential goods. Substantially all of the imports of our subsidiary in Venezuela ("Avon Venezuela") were classified as nonessential.
As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 in "Other expense, net" and $12.7 in "Income taxes", for a total after-tax charge of $58.8, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets must continue to be carried at U.S. historic dollar cost subsequent to the devaluation. Therefore, the historic U.S. dollar costs impacted the income statement during 2010 at a disproportionate rate as they had not been devalued based on the new exchange rates. As a result of using the U.S. historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, operating profit during 2010 was negatively impacted by $79.5, for the difference between the historical cost at the previous official exchange rate of 2.15 and the current official exchange rate of 4.30. As there were no further devaluations during 2012 and 2011, there was an immaterial impact on operating profit in 2012 and 2011 from the 2010 Venezuelan currency devaluations.
Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2003, Avon Venezuela had been obtaining its foreign currency needs beyond the amounts that could be obtained at official rates through non-government sources where the exchange rates were less favorable than the official rate ("parallel market"). In late May 2010, the Venezuelan government took control over the previously freely-traded parallel market. Trading in the parallel market was suspended for several weeks in May and June and reopened as a regulated ("SITME") market in early June 2010. The government has imposed volume restrictions on trading activity, limiting an entity’s activity to a maximum of $0.35 per month. The current limit is below the monthly foreign exchange requirements of our Venezuelan operations and, unless these restrictions are modified, may have a negative impact on Avon Venezuela’s future operations. There is no assurance that the Company will be able to recover the higher cost of obtaining foreign currency in the SITME market as compared to the official rate through operating activities, such as increased pricing or cost reductions in other areas. Refer to the "Results Of Continuing Operations - Consolidated" section of this MD&A for discussion of the release of a provision of approximately $24 in the fourth quarter of 2012 for the difference between the regulated SITME rate and the official exchange rate, associated with the capitalization of intercompany liabilities.

We account for Venezuela as a highly inflationary economy. At December 31, 2012 we had a net asset position of $371 associated with our operations in Venezuela, which included cash balances of approximately $173 of which approximately $171 was denominated in Bolívares remeasured at the December 31, 2012 official exchange rate and approximately $2 was denominated in U.S. dollars. Of the $371 net asset position, approximately $172 was associated with Bolívar-denominated monetary net assets and deferred income taxes. Additionally, during 2012 Avon Venezuela represented approximately 5% of Avon’s consolidated revenue, 14% of Avon’s consolidated operating profit, and 7% of Avon’s consolidated adjusted Non-GAAP operating profit. During 2012 and 2011, costs associated with acquiring goods that required settlement in U.S. dollars included within Venezuela's operating profit were approximately $18 and $17, respectively.
At December 31, 2012, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $80 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2012.
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated SITME market was eliminated. As a result of the change in the official rate to 6.30, based on a preliminary analysis, Avon anticipates it will record a one-time, after-tax loss of approximately $50 (approximately $34 in "Other expense, net" and approximately $16 in "Income taxes") in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain nonmonetary assets are carried at the U.S. historic dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2013 at a disproportionate rate as they will not be devalued based on the new exchange rates, but will be expensed at the historic dollar value. As a result of using the U.S. historic dollar cost basis of nonmonetary assets, such as inventory, acquired prior to the devaluation, 2013 operating profit and net income will be negatively impacted by approximately $50, primarily during the first half of the year, for the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. In addition, revenue and operating profit for Avon's Venezuela operations will be negatively impacted when translated into dollars at the new official exchange rate. This could be partially offset by the favorable impact of any operating performance improvements. Results for periods prior to 2013 will not be impacted by the change in the official rate in February of 2013.

Latin America – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$5,161.8	$4,640.0	11%	8%
Operating profit	634.0	613.3	3%	(13)%
CTI restructuring	3.1	19.8
Venezuelan special items	—	79.5
Adjusted Non-GAAP operating profit	$637.1	$712.6	(11)%	(23)%

Operating margin	12.3%	13.2%	(.9)	(2.8)
CTI restructuring	.1	.4
Venezuelan special items	—	1.7
Adjusted Non-GAAP operating margin	12.3%	15.4%	(3.1)	(4.9)

Active Representatives				2%
Units sold				1%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue during 2011 increased 11% due to higher average order and growth in Active Representatives, as well as due to favorable foreign exchange. Average order benefited from the favorable impacts of pricing while Active Representatives growth benefited from continued investments in RVP. During 2011, revenue grew 6% in Brazil and 17% in Mexico, with benefits from favorable foreign exchange. Constant $ revenue during 2011 increased 8%, benefiting from continued growth in most markets, particularly from growth of 14% in Mexico. Constant $ revenue in Brazil was relatively flat. In Venezuela, revenue and Constant $ revenue during 2011 grew 28%.
Brazil’s performance during 2011 continued to be pressured by lower than normal service levels. In addition, lower than normal service levels were further impacted by the implementation of an ERP system during the second half of the year, which in turn has negatively impacted average order, Active Representatives, and revenue growth. Additionally, slowing Beauty category market growth pressured Brazil’s results in the second half of 2011. While the implementation of the ERP system and transformation of the related processes may negatively impact service levels in the short-term, we expect the ERP system to help improve our service reliability over the long-term.
Constant $ revenue growth in Mexico during 2011, was driven by an increase in Active Representatives and a higher average order. Revenue growth during 2011 in Venezuela was the result of a higher average order primarily due to increased prices, primarily as a result of inflation.
Operating margin during 2010, in Latin America was negatively impacted by 1.7 points by the devaluation of the Venezuelan currency in conjunction with higher inflationary accounting as discussed further above. Operating margin benefited .3 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined 3.1 points, or 4.9 points on a Constant $ basis, primarily as a result of:

•
a decline of 3.4 points due to a sharp decline in Brazil’s operating margin. Brazil’s 2011 operating margin was partially unfavorably impacted by inventory related charges primarily due to supply chain challenges, which negatively impacted Latin America’s operating margin by .3 points. Higher distribution costs of .9 points primarily due to the transition to the new facility in Brazil also contributed to the decline in operating margin. Additionally, Brazil’s decline in operating margin was further caused by business disruptions and resulting investments in that market, as well as inflationary pressure on costs;

•	a decline of .7 points from higher bad debt expense in countries other than Brazil; and

•	a decline of .4 points from higher distribution costs in countries other than Brazil, primarily due to the transition to the new facility in Colombia.

Europe, Middle East & Africa – 2012 Compared to 2011

			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$2,914.2	$3,122.8	(7)%	(1)%
Operating profit	312.8	478.9	(35)%	(27)%
CTI restructuring	11.8	5.3
Adjusted Non-GAAP operating profit	$324.6	$484.2	(33)%	(26)%

Operating margin	10.7%	15.3%	(4.6)	(4.1)
CTI restructuring	.4	.2
Adjusted Non-GAAP operating margin	11.1%	15.5%	(4.4)	(3.9)

Active Representatives				—%
Units sold				—%
Amounts in the table above may not necessarily sum due to rounding.
Effective in the second quarter of 2012, the results of Central & Eastern Europe and Western Europe, Middle East & Africa were managed as a single operating segment. Accordingly, Europe, Middle East & Africa amounts include the results of Central & Eastern Europe and Western Europe, Middle East & Africa for all periods presented.
Total revenue declined 7% primarily due to unfavorable foreign exchange. On a Constant $ basis, revenue declined 1%, impacted by approximately 1 point due to a nonrecurring item in the prior-year period. During 2011, the United Kingdom’s revenue benefited from the settlement of a long time dispute associated with an estimated Value Added Tax ("VAT") liability. The region’s Constant $ revenue was impacted by declines in the United Kingdom and Turkey, partially reflecting a continued weak macroeconomic environment, competition, and executional challenges. Growth in South Africa partially offset these declines.
In Russia, revenue declined 5%, impacted by unfavorable foreign exchange. Russia's revenue was flat on a Constant $ basis, as higher average order was offset by a decrease in Active Representatives. In the United Kingdom, revenue and Constant $ revenue declined 10%. Revenue in the United Kingdom was negatively impacted by a decrease in Active Representatives, as well as by approximately 4 points due to the benefit of the VAT settlement in the prior-year period that did not recur in 2012. In Turkey, revenue declined 10%, or 3% on a Constant $ basis, due to lower average order. In South Africa, revenue declined 2%, impacted by unfavorable foreign exchange. On a Constant $ basis, South Africa’s revenue grew 11% primarily due to higher average order and growth in Active Representatives.

Operating margin was negatively impacted by .2 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 4.4 points, or 3.9 points on a Constant $ basis, primarily as a result of:

•	a nonrecurring benefit of .4 points associated with the VAT settlement in the United Kingdom that occurred in 2011;

•
a decline of 2.0 points due to lower gross margin caused primarily by 1.4 points from higher supply chain costs due to foreign exchange, primarily due to the weakening of the Turkish Lira against the Euro, as well as increased product costs in Fashion and Home. The unfavorable net pricing and mix negatively impacted gross margin by .9 points, driven by smart value offerings; and

•
a decline of .9 points from higher bad debt expense primarily due to a higher provision to increase reserves for bad debt in South Africa as a result of growth in new territories, of which .4 points was an out-of-period adjustment, and was also negatively impacted by a change in estimate of the collection of our receivables.

Europe, Middle East & Africa – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$3,122.8	$3,047.9	2%	—%
Operating profit	478.9	474.3	1%	(2)%
CTI restructuring	5.3	6.3
Adjusted Non-GAAP operating profit	$484.2	$480.6	1%	(3)%

Operating margin	15.3%	15.6%	(.3)	(.4)
CTI restructuring	.2	.2
Adjusted Non-GAAP operating margin	15.5%	15.8%	(.3)	(.4)

Active Representatives				—%
Units sold				(3)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue increased 2% due to favorable foreign exchange. On a Constant $ basis, revenue was flat, as Active Representatives and average order were flat. The region’s revenue in 2011 was favorably impacted by approximately 1 point due to a benefit to the United Kingdom’s revenue resulting from the settlement of a long time dispute associated with the VAT liability. The region’s Constant $ revenue benefited by growth in Turkey and South Africa, which was offset by declines in Russia and the United Kingdom. The region experienced Constant $ growth through the first nine months of 2011 but saw declines in the fourth quarter, partly due to the negative impact of the continued difficult economic environment on Fashion and Home sales. The inclusion of Liz Earle Beauty Co. Limited ("Liz Earle") in our 2011 results for the unmatched period through March favorably impacted the region’s revenue growth by approximately 1 point.
During 2011, revenue in Russia declined 1%. On a Constant $ basis, revenue declined 4% in Russia due to declines in average order as well as Active Representatives. During the latter part of 2011, we believe Russia’s performance was also impacted by weak trends in the Beauty category market in that country. Revenue in South Africa increased 31%, partially benefiting from favorable foreign exchange. On a Constant $ basis, revenue in South Africa increased 29%, due to growth in Active Representatives which was partially attributable to growth in new territories. Revenue in Turkey declined 5%, due to unfavorable foreign exchange, while on a Constant $ basis Turkey grew 5%, due to growth in Active Representatives and higher average order. In the United Kingdom, revenue declined by 1% including benefits from favorable foreign exchange as well as the VAT settlement. On a Constant $ basis, revenue in the United Kingdom declined by 4%, primarily due to a decline in Active Representatives and lower average order, partially offset by the VAT settlement, which benefited the Constant $ growth rate by 4 points.
Operating margin and adjusted Non-GAAP operating margin declined .3 points, or .4 points on a Constant $ basis, primarily as a result of:

•	a decline of .8 points from increased overhead expenses;

•
a decline of approximately .6 points related to increased investments in RVP. RVP investment increased in 2011 in part to address the increased social benefit taxes levied against certain Representatives beginning in 2010 in Russia;

•	a benefit of .5 points from lower advertising costs; and

•	a benefit of .4 points associated with the VAT settlement in the United Kingdom that occurred in 2011.

North America – 2012 Compared to 2011

			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$1,906.8	$2,064.6	(8)%	(8)%
Operating loss	(214.9)	(188.0)	(14)%	(14)%
CTI restructuring	30.5	24.7
Impairment charges	209.0	263.0
Adjusted Non-GAAP operating profit	$24.6	$99.7	(75)%	(75)%

Operating margin	(11.3)%	(9.1)%	(2.2)	(2.1)
CTI restructuring	1.6	1.2
Impairment charges	11.0	12.7
Adjusted Non-GAAP operating margin	1.3%	4.8%	(3.5)	(3.5)

Active Representatives				(12)%
Units sold				(6)%
Amounts in the table above may not necessarily sum due to rounding.
Effective in the second quarter of 2012, the Dominican Republic was included in Latin America, whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, North America amounts exclude the results of the Dominican Republic for all periods presented.
Total revenue decreased 8% on both a reported and Constant $ basis, primarily due to a decrease in Active Representatives, partially offset by larger average order. The North America segment consists of the North America Avon business and includes the North America Silpada business. Revenue in the North America Avon business declined 6% on both a reported and Constant $ basis due to a decline in Active Representatives, partially offset by larger average order primarily due to Representative mix. Revenue in the North America Silpada business declined 19% on both a reported and Constant $ basis primarily due to lower average order, as well as a decrease in Active Representatives. Sales of Beauty products declined 8%, or 7% on a Constant $ basis. Sales of non-Beauty products declined 9%, on both a reported and Constant $ basis, due to the declines in both the North America Avon business and the North America Silpada business.
Operating margin benefited by 1.7 points as compared to the prior-year period due to lower non-cash goodwill and intangible asset impairment charges associated with our Silpada business. See Note 17, Goodwill and Intangible Assets, on pages F-49 through F-51 of our 2012 Annual Report for more details. Operating margin was negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 3.5 points on both a reported and Constant $ basis, primarily as a result of:

•	a decline of 2.2 points from increased investments in RVP, primarily due to costs related to the One Simple Sales Model implementation in the U.S.;

•
a decline of 1.3 points due to lower gross margin caused primarily by approximately .8 points from the unfavorable net impact of mix and pricing and approximately .7 points from higher supply chain costs primarily due to higher obsolescence costs. These were partially offset by a benefit of out-of-period adjustments associated with vendor liabilities of .3 points;

•
a nonrecurring benefit of .5 points that occurred in 2011 due to a reduction in the estimated fair value of an earnout provision recorded in connection with the Silpada acquisition, as we revised our estimate of the earnout liability to zero;

•	a decline of .4 points from higher brochure costs;

•	a benefit of 1.1 points from lower overhead costs, primarily due to headcount reduction; and

•	a benefit of .4 points from lower advertising costs.
We continue to expect challenging financial results within the North America Avon business, partially as a result of the ongoing impact of field transformation and redistricting in the U.S., as well as simplifying and enhancing the earnings opportunity for Representatives.

North America – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$2,064.6	$2,193.5	(6)%	(6)%
Operating (loss) profit	(188.0)	147.3	(228)%	(228)%
CTI restructuring	24.7	41.3
Impairment charge	263.0	—
Adjusted Non-GAAP operating profit	$99.7	$188.6	(47)%	(48)%

Operating margin	(9.1)%	6.7%	(15.8)	(16.0)
CTI restructuring	1.2	1.9
Impairment charge	12.7	—
Adjusted Non-GAAP operating margin	4.8%	8.6%	(3.8)	(3.8)

Active Representatives				(9)%
Units sold				(10)%
Amounts in the table above may not necessarily sum due to rounding.
The North America segment consists of the North America Avon business and includes the North America Silpada business for the period since its acquisition at the end of July 2010. During 2011, Silpada’s results have been included in the North America results for the entire year presented, whereas the results during 2010 include Silpada’s results only since the end of July 2010. The inclusion of Silpada in our 2011 results for the unmatched period through July favorably impacted North America revenue growth by 4 points, operating profit growth by 6 points, adjusted Non-GAAP operating profit growth by 1 point, and adjusted Non-GAAP operating margin growth by .1 point.
The total revenue decline of 6% on both a reported and Constant $ basis for 2011 was primarily due to a decline in Active Representatives. Sales of Beauty products decreased 6% during 2011, partly due to weakness in the beauty market. Sales of non-Beauty products declined 7% during 2011. The inclusion of Silpada in our 2011 results during the unmatched period through July contributed 10 points to non-Beauty growth rates during 2011.
Operating margin was negatively impacted by 12.7 points by a non-cash goodwill and intangible asset impairment charge associated with our Silpada business. See Note 17, Goodwill and Intangible Assets, on pages F-49 through F-51 of our 2012 Annual Report for more details. Operating margin benefited .7 points as compared to the prior-year period from lower CTI restructuring. Adjusted Non-GAAP operating margin declined 3.8 points on both a reported and Constant $ basis, primarily as a result of:

•	a decline of 2.5 points from increased investments in RVP;

•	a decline of 2.2 points due to lower revenues while continuing to incur overhead expenses that do not vary directly with revenue;

•	a decline of 1.0 point of lower gross margin primarily due to commodity cost pressures;

•
a decline of .2 points due to a lower benefit from the reduction in the estimated fair value of an earnout provision recorded in connection with the Silpada acquisition. During 2011, operating margin benefited by .5 points due to a reduction in the estimated fair value of an earnout provision recorded in connection with the Silpada acquisition, as we revised our estimate of the earnout liability to zero. In comparison, operating margin during 2010 benefited by .7 points due to the change in the fair value of the earnout provision from $26 at the date of acquisition to $11 at December 31, 2010;

•	a benefit of 1.0 point from lower advertising costs; and

•	a benefit of .8 points from improved bad debt.

Asia Pacific – 2012 Compared to 2011

			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$902.4	$942.4	(4)%	(5)%
Operating profit	5.1	81.4	(94)%	(95)%
CTI restructuring	18.2	(.3)
Impairment charge	44.0	—
Adjusted Non-GAAP operating profit	$67.3	$81.1	(17)%	(19)%

Operating margin	.6%	8.6%	(8.0)	(8.2)
CTI restructuring	2.0	—
Impairment charge	4.9	—
Adjusted Non-GAAP operating margin	7.5%	8.6%	(1.1)	(1.3)

Active Representatives				(9)%
Units sold				(7)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue declined 4%, or 5% on a Constant $ basis, primarily due to the unfavorable results of our China operations. The decline in the region's Active Representatives was primarily due to China. Active Representatives, excluding China, declined 1%. As previously disclosed, our business in China is predominantly retail. We do not believe including China within the Growth in Active Representatives calculation for the segment provides for a relevant indicator of underlying business trends. During the second half of 2012, we began receiving from Beauty Boutiques, independently owned retail stores selling Avon products in China, consolidated orders that were previously received as multiple orders and counted as such in our Growth in Active Representatives calculation. Revenue in China declined 22%, or 24% in Constant $, due to declines in unit sales resulting from continuing weak performance in that market. Revenue in the Philippines grew 7%, or 4% in Constant $, driven by growth in Active Representatives.
Operating margin was negatively impacted by 4.9 points by a non-cash goodwill impairment charge associated with our China business. See Note 17, Goodwill and Intangible Assets, on pages F-49 through F-51 of our 2012 Annual Report for more details. Operating margin was also negatively impacted by 2.0 points as compared to the prior-year period from higher CTI restructuring. Adjusted Non-GAAP operating margin declined 1.1 points, or 1.3 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.1 points due to lower gross margin caused primarily by .7 points from the unfavorable net impact of mix and higher pricing primarily due to weakness in skincare;

•	a decline of 1.2 points due to wage inflation outpacing revenue growth, partially offset by restructuring savings; and

•	a benefit of 1.0 point from lower investments in RVP, primarily due to China as we transition to a retail compensation model in that market.

Asia Pacific – 2011 Compared to 2010

			%/Point Change
	2011	2010	US$	Constant $
Total revenue	$942.4	$981.4	(4)%	(9)%
Operating profit	81.4	82.6	(1)%	(13)%
CTI restructuring	(.3)	(.3)
Adjusted Non-GAAP operating profit	$81.1	$82.3	(1)%	(13)%

Operating margin	8.6%	8.4%	.2	(.3)
CTI restructuring	—	—
Adjusted Non-GAAP operating margin	8.6%	8.4%	.2	(.3)

Active Representatives				(11)%
Units sold				(9)%
Amounts in the table above may not necessarily sum due to rounding.

Total revenue during 2011 declined 4% primarily due to a decrease in Active Representatives, partially offset by favorable foreign exchange. On a Constant $ basis, revenue decreased 9%. Revenue declined 20% in China during 2011, or 24% in Constant $. Revenue grew 3% in the Philippines during 2011, benefiting from favorable foreign exchange. Constant $ revenue in the Philippines declined 1% in 2011 reflecting increased competitive activity. The region’s results were negatively impacted by a continued decline in skincare sales during 2011.
Operating margin and adjusted Non-GAAP operating margin increased .2 points, or declined .3 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.1 points due to the impact of lower revenues while continuing to incur overhead expenses that do not vary directly with revenue;

•	a decline of 1.0 point from higher RVP spending;

•	a decline of .8 points due to lower gross margin due to adverse product mix and higher commodity costs, partially offset by favorable pricing;

•	a benefit of 3.3 points from lower advertising costs; and

•	various other insignificant items that contributed to the decline in operating margin and adjusted Non-GAAP operating margin.

Liquidity and Capital Resources
Our principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under lines of credit, public offerings of notes, bank financings, and a private placement. At December 31, 2012 we had cash and cash equivalents totaling $1,210. As disclosed in the "Segment Review - Latin America" section of this MD&A, we held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $171 when translated at the official exchange rate at December 31, 2012. In February 2013, the Venezuelan government devalued its currency by approximately 32%. Currency restrictions enacted by the Venezuelan government have limited our ability to repatriate dividends and royalties from our Venezuelan operations. For more details with respect to these currency restrictions and the currency devaluation, see the "Segment Review - Latin America" section of this MD&A above, and for more information regarding risks with respect to these currency restrictions, see "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" included in Item 1A on pages 8 through 18 of our 2012 Annual Report.
As part of an overall review of our capital structure:

•
On November 1, 2012, we announced a decrease in the quarterly dividend from $.23 per share to $.06 per share, for the fourth-quarter dividend paid in December of 2012. We have maintained the dividend of $.06 for the first quarter of 2013.

•
During the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs, including improving our capital structure. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested. See the "Results Of Continuing Operations - Consolidated" section of this MD&A above for more details.

•	In January 2013, we terminated interest-rate swap agreements with notional amounts totaling $1,000, for net proceeds of $88.1.
In February 2013, we issued a notice of prepayment of the entire $535 outstanding principal amount of our Private Notes (as defined below). The prepayment price is equal to 100% of the principal amount, plus accrued interest of approximately $7 and a make-whole premium estimated to be approximately $65. The estimate of the accrued interest is based on the applicable interest rate on the notes (which factors in our long-term credit ratings). The estimate of the make-whole premium is based on the applicable interest rate on the notes (which factors in our long-term credit ratings) and the prices of the relevant U.S. Treasury securities as of the date of the notice of prepayment. Accordingly, these amounts may change when we make the final calculation of the prepayment price two business days in advance of the prepayment date, which is March 29, 2013. During 2013, $375 principal amount of our public notes will mature, specifically $250 principal amount in March 2013 and $125 principal amount in May 2013. We currently expect to repay our Private Notes and maturities of public notes through the use of available cash on hand, as well as through refinancing transactions in the debt capital markets, although there can be no assurances that we will be able to obtain financing for these purposes on commercially reasonable terms or at all. In the event we are unable to obtain such financing, we may elect, among other things, to utilize our revolving credit facility. As noted below, the revolving credit facility expires in November 2013 and any draw-downs under that facility would have to be repaid upon expiration. We expect to have funds available to repay any outstanding amounts under the revolving credit facility from cash generated from operations and, if necessary, reductions in discretionary expenditures.

In March 2014, $500 principal amount of our public notes will mature. We currently expect to repay this maturity through the use of available cash on hand, as well as through refinancing transactions in the debt capital markets, although there can be no assurances that we will be able to obtain financing for these purposes on commercially reasonable terms or at all. In the event we are unable to obtain such financing, we may elect, among other things, to utilize available cash on hand, reduce discretionary expenditures, sell certain assets and reduce our cash dividend to shareholders. In addition, $137.5 of the term loan agreement (as defined below) is due in June 2014.
We may also seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments or otherwise. Repurchases of equity and debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. For more information regarding risks associated with our ability to refinance our debt or access certain debt markets, including the commercial paper market, see "Risk Factors - Our indebtedness and debt service obligations could materially adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows," "Risk Factors - To service our debt obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," included in Item 1A on pages 8 through 18 of our 2012 Annual Report.
Our liquidity could also be impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, divestitures, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 16, Contingencies on pages F-47 through F-49 of our 2012 Annual Report. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2 of our 2012 Annual Report.
Balance Sheet Data

	2012	2011
Cash and cash equivalents	$1,209.6	$1,245.1
Total debt	3,195.9	3,308.4
Working capital	1,224.3	1,207.8

Cash Flows

	2012	2011	2010
Net cash from continuing operating activities	$556.1	$655.8	$689.0
Net cash from continuing investing activities	(213.7)	(267.7)	(1,095.7)
Net cash from continuing financing activities	(401.3)	(284.5)	234.7
Effect of exchange rate changes on cash and equivalents	23.4	(37.2)	(33.7)
Net Cash from Continuing Operating Activities
Net cash provided from continuing operating activities during 2012 was $99.7 lower than during 2011. Operating cash flow during 2012 was negatively impacted primarily by lower cash related net income and higher payments associated with CTI restructuring compared to 2011. Partially offsetting these negative impacts were improvements in working capital, lower contributions to the U.S. pension plan in 2012 compared to 2011, and a payment in 2011 associated with a long-term incentive compensation plan of approximately $36 that did not recur in 2012.
Net cash provided from continuing operating activities during 2011 was $33.2 lower than during 2010. Operating cash flow during 2011 was negatively impacted by a $75.0 contribution to the U.S. pension plan, a payment associated with a long-term incentive compensation plan of approximately $36, and higher payments associated with CTI restructuring compared to 2010. Partially offsetting these negative impacts were higher cash related net income and the higher recovery of value added taxes in Brazil.
Inventory levels decreased during 2012, to $1,135.4 at December 31, 2012, from $1,161.3 at December 31, 2011, primarily reflecting actions in 2012 to flow inventory, including discounted products. Inventory days are down 3 days in 2012 as compared to 2011, or 9 days operationally (without the impact of foreign exchange).

We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 12, Employee Benefit Plans, on pages F-32 through F-40 of our 2012 Annual Report). Our funding policy for these plans is based on legal requirements and available cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in the "Critical Accounting Estimates" section of this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $55 to $60 to our U.S. pension and postretirement plans and in the range of $40 to $45 to our international pension and postretirement plans during 2013.
Net Cash from Continuing Investing Activities
Net cash used by continuing investing activities during 2012 was $54.0 lower than during 2011 primarily due to lower capital expenditures. Net cash used by continuing investing activities during 2011 was $828.0 lower than during 2010, primarily due to the acquisitions of Silpada and Liz Earle in 2010, as well as lower capital expenditures.
Capital expenditures during 2012 were $228.8 compared with $276.7 during 2011, as 2011 included higher investment associated with new distribution facilities in Latin America. Capital expenditures during 2011 were $276.7 compared with $331.2 during 2010, as 2010 included higher investment associated with new distribution facilities in Latin America. Capital expenditures in 2013 are currently expected to be approximately $310 to $340 and are expected to be be funded by cash from operations.

Net Cash from Continuing Financing Activities
Net cash used by continuing financing activities during 2012 was $401.3 compared with $284.5 in 2011, primarily due to lower issuances of commercial paper, and was partially offset by the proceeds of $550.0 related to the term loan agreement entered into during 2012, the scheduled repayment of $500.0 principal amount of notes in 2011, lower dividend payments in 2012, and proceeds of $43.6 related to the termination of two of our interest-rate swap agreements designated as fair value hedges. See Note 8, Financial Instruments and Risk Management, on pages F-24 through F-27 of our 2012 Annual Report for more details.
Net cash used by continuing financing activities of $284.5 during 2011 compared unfavorably to cash provided by continuing financing activities of $234.7 during 2010 primarily due to the issuance of debt in 2010 to partially finance the Silpada acquisition.
We purchased approximately .5 million shares of our common stock for $8.8 during 2012, as compared to .4 million shares of our common stock for $7.7 during 2011 and .4 million shares for $14.1 during 2010, under our previously announced share repurchase programs and through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.
As part of an overall review of our capital structure, on November 1, 2012, we announced a decrease in the quarterly dividend to $.06 per share, for the fourth-quarter dividend paid in December 2012. We have maintained the dividend of $.06 for the first quarter of 2013. During the full year 2011 and the first nine months of 2012 our quarterly dividend payments were $.23 per share.
Debt and Contractual Financial Obligations and Commitments
At December 31, 2012, our debt and contractual financial obligations and commitments by due dates were as follows:

	2013	2014	2015	2016	2017	2018 and Beyond	Total
Short-term debt	$559.5	$—	$—	$—	$—	$—	$559.5
Long-term debt(3)	—	641.5	557.5	—	—	1,243.0	2,442.0
Capital lease obligations	10.7	10.1	8.7	5.9	6.2	23.1	64.7
Total debt	570.2	651.6	566.2	5.9	6.2	1,266.1	3,066.2
Debt-related interest	97.7	74.0	68.8	65.2	64.9	65.0	435.6
Total debt-related	667.9	725.6	635.0	71.1	71.1	1,331.1	3,501.8
Operating leases	110.3	89.6	72.6	61.4	39.0	148.5	521.4
Purchase obligations	423.4	264.5	171.8	104.8	105.4	2.2	1,072.1
Benefit obligations(1)	98.3	20.9	19.5	21.3	19.8	123.1	302.9
Total debt and contractual financial obligations and commitments(2)	$1,299.9	$1,100.6	$898.9	$258.6	$235.3	$1,604.9	$5,398.2

(1)
Amounts represent expected future benefit payments for our unfunded pension and postretirement benefit plans, as well as expected contributions for 2013 to our funded pension benefit plans. We are not able to estimate our contributions to our funded pension and postretirement plans beyond 2013.

(2)
The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on non-binding purchase orders of inventory. The table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. At December 31, 2012, our reserves for income taxes, including interest and penalties, totaled $32.6.

(3)
At December 31, 2012, long-term debt due in 2013 excluded $535.0 of private notes, of which $142.0 were contractually due in 2015, $290.0 were contractually due in 2020, and $103.0 were contractually due in 2022, and are therefore included in those respective maturity categories above. In February 2013, we issued a notice of prepayment of the entire $535 outstanding principal amount of our Private Notes (plus the make-whole premium and accrued interest), which, pursuant to the notice, is required to be prepaid on March 29, 2013. See the "Capital Resources - Private Notes" section below for more details.

See Note 5, Debt and Other Financing, and Note 14, Leases and Commitments, on pages F-17 through F-21, and on page F-42, respectively, of our 2012 Annual Report for further information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 15, Restructuring Initiatives on pages F-43 through F-46 of our 2012 Annual Report, we have a remaining liability of $21.0 at December 31, 2012, associated with the restructuring charges recorded to date under the 2005 and 2009 Restructuring Programs. We also have a remaining liability of $29.4 associated with other restructuring initiatives approved during 2012, and $43.0 associated with our $400M Cost Savings Initiative, at December 31, 2012. The majority of future cash payments associated with these liabilities are expected to be made during 2013.
Off Balance Sheet Arrangements
At December 31, 2012, we had no material off-balance-sheet arrangements.
Capital Resources
Revolving Credit Facility
We maintain a $1 billion revolving credit facility (the "revolving credit facility"), which expires in November 2013. As discussed below, the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to the floating base rate or LIBOR, plus an applicable margin which varies within a specified band based upon our credit ratings. As of December 31, 2012, there were no amounts outstanding under the revolving credit facility.
The revolving credit facility contains covenants limiting our ability to, among other things, incur liens and enter into mergers and consolidations or sales of substantially all our assets, and a financial covenant which requires our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated pre-tax income by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. On July 31, 2012, we obtained a waiver from the lenders under our revolving credit facility that allowed us to exclude the non-cash impairment charge associated with the Silpada business recorded during the fourth quarter of 2011 from the interest coverage ratio calculation pursuant to our revolving credit facility for the four fiscal quarters ended September 30, 2012. On December 21, 2012, we entered into an amendment to the revolving credit facility, primarily relating to the calculation of components of the interest coverage ratio that allows us, subject to certain conditions and limitations, to add back to our consolidated net income: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the revolving credit facility. As of December 31, 2012, and based on then interest rates, approximately $250 of the $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was zero at December 31, 2012), could have been drawn down without violating any covenant. If not for the more restrictive interest coverage ratio calculation under our Private Notes (which, pursuant to a notice, is required to be prepaid on March 29, 2013, see below), we would have been able to draw down on the entire $1 billion under our revolving credit facility at December 31, 2012 without violating any covenant. The interest coverage ratio, under our revolving credit facility, for the four fiscal quarters ended December 31, 2012 was 6.64:1 and excludes certain cash and non-cash charges pursuant to the December 2012 amendment.

Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the "term loan agreement"). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. At December 31, 2012, $550.0 remained outstanding under the term loan agreement.
The term loan agreement contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. In addition, the term loan agreement contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 4:1 at the end of each fiscal quarter on or prior to March 31, 2013, 3.75:1 at the end of each fiscal quarter on or prior to December 31, 2013, and 3.5:1 at the end of each fiscal quarter thereafter. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the term loan agreement) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the term loan agreement) for the period of four fiscal quarters ending on the date of determination. For purposes of calculating the ratios, consolidated EBIT and consolidated EBITDA are adjusted for non-cash expenses. In addition, the term loan agreement contains customary events of default and cross-default provisions. We were in compliance with our interest coverage and leverage ratios under the term loan agreement for the four fiscal quarters ended December 31, 2012.
Pursuant to the term loan agreement, we are required to repay an amount equal to 25% of the aggregate principal amount of the term loan on June 29, 2014, and the remaining outstanding principal amount of the term loan on June 29, 2015. Amounts repaid or prepaid under the term loan agreement may not be reborrowed. Borrowings under the term loan agreement bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. The term loan agreement also provides for mandatory prepayments and voluntary prepayments. Subject to certain exceptions (including the issuance of commercial paper and draw-downs on our revolving credit facility), we are required to prepay the term loan in an amount equal to 50% of the net cash proceeds received from any incurrence of debt for borrowed money in excess of $500.
Private Notes
On November 23, 2010, we issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $142 principal amount of 2.60% Senior Notes, Series A, due November 23, 2015, $290 principal amount of 4.03% Senior Notes, Series B, due November 23, 2020, and $103 principal amount of 4.18% Senior Notes, Series C, due November 23, 2022 (collectively, the "Private Notes"). The Private Notes are senior unsecured obligations of the Company, rank equal in right of payment with all of our other senior unsecured indebtedness, and are unconditionally guaranteed by one of our wholly-owned subsidiaries. The proceeds from the sale of the Private Notes were used to repay existing debt and for general corporate purposes.
The total $535 principal amount of the Private Notes were issued pursuant to a note purchase agreement that contains covenants limiting, among other things, the ability of our subsidiaries to incur indebtedness, our and our subsidiaries’ ability to incur liens and our and any subsidiary guarantor’s ability to enter into mergers and consolidations or sales of substantially all of our or its assets. In addition, the note purchase agreement contains a financial covenant which requires our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1. The interest coverage ratio is determined by dividing our consolidated pre-tax income by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. Except as set forth below, the note purchase agreement does not provide for adjustments of our consolidated pre-tax income for certain one-time charges, such as non-cash impairments, currency devaluations, or legal or regulatory settlements when calculating the interest coverage ratio. The note purchase agreement contains customary events of default and cross-default provisions and any prepayment of the Private Note at our option would require payment of a make-whole premium.
On July 31, 2012, we obtained a waiver from the holders of the Private Notes that allowed us to exclude the non-cash impairment charge associated with the Silpada business recorded during the fourth quarter of 2011 from the interest coverage ratio calculation pursuant to our note purchase agreement for the four fiscal quarters ended September 30, 2012. On August 15, 2012, we entered into the first amendment to the note purchase agreement to, among other things, (i) add a financial covenant requiring our leverage ratio (which is calculated in the same manner as in the term loan agreement) to not be greater than 4:1 at the end of each fiscal quarter on or prior to March 31, 2013, and 3.75:1 at the end of each fiscal quarter thereafter, unless a bank credit agreement or any other principal credit facility contains a leverage ratio more favorable to the holders of the Private Notes, then such more favorable ratio will apply for the fiscal quarters ended March 31, 2014 and thereafter, (ii) amend the interest coverage ratio to, subject to the most favored lender provision, add back to our consolidated pre-tax income actual non-cash impairment charges related solely to the Silpada business in an amount not to exceed $125 in the aggregate (in addition to the $263 non-cash Silpada impairment charge already recorded during the 2011 year-end close process and excluded from the calculation for the four fiscal quarters ended September 30, 2012) during the term of the note purchase agreement, (iii) add a most favored lender provision with respect to financial covenants in favor of other lenders and (iv) provide a 150 basis point step up of the applicable interest rate if our unsecured and unsubordinated debt is not rated above investment grade by a certain number of rating agencies. We were in compliance with our interest coverage and leverage ratios under the note purchase agreement for the four fiscal quarters ended December 31, 2012. The interest coverage ratio under the note purchase agreement for the four fiscal quarters ended December 31, 2012 was 4.25:1 and excludes the non-cash Silpada impairment charges pursuant to the August 2012 amendment.
In February 2013, we issued a notice of prepayment of the entire $535 outstanding principal amount of our Private Notes. The prepayment price is equal to 100% of the principal amount, plus accrued interest of approximately $7 and a make-whole premium estimated to be approximately $65. The estimate of the accrued interest is based on the applicable interest rate on the notes (which factors in our long-term credit ratings). The estimate of the make-whole premium is based on the applicable interest rate on the notes (which factors in our long-term credit ratings) and the prices of the relevant U.S. Treasury securities as of the date of the notice of prepayment. Accordingly, these amounts may change when we make the final calculation of the prepayment price two business days in advance of the prepayment date, which is March 29, 2013.
Public Notes
In March 2009, we issued, in a public offering, $500 principal amount of 5.625% Notes, due March 1, 2014 and $350 principal amount of 6.50% Notes, due March 1, 2019. In March 2008, we issued, in a public offering, $250 principal amount of 4.80% Notes, due March 1, 2013 and $250 principal amount of 5.75% Notes, due March 1, 2018. The proceeds from these offerings were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes. We also have outstanding $250 principal amount of 4.20% Notes, due July 15, 2018 and $125 principal amount of 4.625% Notes, due May 15, 2013.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At December 31, 2012, there was no outstanding commercial paper under this program. In 2012, the demand for our commercial paper declined, partially impacted by the rating agency action described below.
Additional Information
Our long-term credit ratings are Baa2 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB+ (Stable Outlook) with Fitch, which is below investment grade. In February 2013, Fitch lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook) and Moody's lowered their long-term credit rating from Baa1 (Negative Outlook) to Baa2 (Stable Outlook). Additional rating agency reviews could result in a further change in outlook or downgrade, which would likely result in an increase in financing costs, including interest expense under certain of our debt instruments, less favorable covenants and financial terms of our financing arrangements, and reduced access to lending sources, including the commercial paper market. For more information regarding risks associated with our ability to refinance debt or access certain debt markets, including the commercial paper market, see "Risk Factors - Our indebtedness and debt service obligations could materially adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows," "Risk Factors - To service our debt obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A on pages 8 through 18 of our 2012 Annual Report.
Please also refer to Note 5, Debt and Other Financing, on pages F-17 through F-21 of our 2012 Annual Report for more details relating to our debt and the maturities thereof.

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

We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger early termination of the contracts in some circumstances, including if we were to merge with another entity and the creditworthiness of the surviving entity were to be "materially weaker" than that of Avon prior to the merger.
Interest Rate Risk
We use interest-rate swaps to manage our interest rate exposure. The interest-rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. At December 31, 2012 and 2011, we held interest rate swap agreements that effectively converted approximately 62% and 74%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rates based on LIBOR. Our total exposure to floating interest rates was approximately 69% at December 31, 2012, and 82% at December 31, 2011; however, in January 2013, we terminated interest-rate swap agreements with notional amounts totaling $1,000.
Our long-term borrowings and interest-rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2012, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, approximately 84% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments to fund ongoing activities. At December 31, 2012, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Czech Republic koruna, the euro, Mexican peso, New Zealand dollar, Peruvian new sol, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvnia, and Venezuelan bolívar.
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
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2012, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2012, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
Credit Risk of Financial Instruments
We attempt to minimize our credit exposure to counterparties by entering into derivative transactions and similar agreements with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor’s Corporation. Our foreign currency and interest-rate derivatives are comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.
Non-performance of the counterparties on the balance of all the foreign exchange and interest-rate agreements would have resulted in a write-off of $99.7 at December 31, 2012. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates; however, as mentioned above, in January 2013 we terminated interest-rate swap agreements with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value of our debt was $90,400,000.0, which will be amortized as a reduction to interest expense over the remaining term of the underlying debt obligations.
See Note 8, Financial Instruments and Risk Management, on pages F-24 through F-27 of our 2012 Annual Report for further information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2012, was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2012 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012. Their report is included on page F-2 of our 2012 Annual Report.
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
We also continue to implement an enterprise resource planning ("ERP") system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.
We completed implementation in certain significant markets and will continue to roll-out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were tested for effectiveness prior to and concurrent with the implementation in these countries. We concluded, as part of our evaluation described in the above paragraph, that the implementation of an ERP system in these countries is not reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Information regarding directors is incorporated by reference to the "Proposal 1 - Election of Directors" and "Information Concerning the Board of Directors" sections of our proxy statement for the 2013 Annual Meeting of Shareholders ("2013 Proxy Statement").
Executive Officers
Information regarding executive officers is incorporated by reference to the "Executive Officers" section of our 2013 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2013 Proxy Statement.
Code of Business Conduct and Ethics
Our Board of Directors has adopted a Code of Business Conduct and Ethics, amended in February 2008, that applies to all members of the Board of Directors and to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. Our Code of Business Conduct and Ethics is available, free of charge, on our investor website, www.avoninvestor.com. Our Code of Business Conduct and Ethics is also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 777 Third Avenue, New York, N.Y. 10017-1307, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Any amendment to, or waiver from, the provisions of this Code of Business Conduct and Ethics that applies to any of those officers will be posted to the same location on our website.
Audit Committee; Audit Committee Financial Expert
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2013 Proxy Statement.
Material Changes in Nominating Procedures
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2013 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to the "Information Concerning the Board of Directors," "Executive Compensation" and "Director Compensation" sections of our 2013 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the "Equity Compensation Plan Information" and "Ownership of Shares" sections of our 2013 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Transactions with Related Persons" sections of our 2013 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to the "Proposal 5 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of our 2013 Proxy Statement.

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

3.1
Restated Certificate of Incorporation, filed with the Secretary of State of the State of New York on October 5, 2012 (incorporated by reference to Exhibit 3.1 to Avon’s Current Report on Form 8-K filed on October 11, 2012).

3.2	By-laws of Avon, as amended, effective October 5, 2012 (incorporated by reference to Exhibit 3.2 to Avon’s Current Report on Form 8-K filed on October 11, 2012).
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

10.6*	Avon Products, Inc. 2005 Stock Incentive Plan approved by stockholders on May 5, 2005 (incorporated by reference to Appendix G to Avon’s Proxy Statement filed on May 5, 2005).
10.7*
First Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.8*
Second Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.9*
Third Amendment to the Avon Products, Inc. 2005 Stock Incentive Plan, dated October 2, 2008 (incorporated by reference to Exhibit 10.14 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.10*
Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.11*
Form of U.S. Restricted Stock Unit Award Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.12*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.13*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on February 7, 2008).

10.14*	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed on March 25, 2010).
10.15*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on May 24, 2010).
10.16*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.17*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.18*
Form of Performance Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 8, 2011).

10.19*
Form of Performance Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.121 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.20*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 8, 2011).

10.21*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.22*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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

10.25*
First Amendment, dated as of December 7, 2010, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008. (incorporated by reference to Exhibit 10.22 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.26*
Second Amendment, dated March 2, 2011, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.27*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.28*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of January 1, 2013.
10.29*
Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.30*	Avon Products, Inc. 2008-2012 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 11, 2008).
10.31*
First Amendment, dated March 2, 2011, to the Avon Products, Inc. 2008-2012 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.32*
Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.26 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.33*
First Amendment, dated as of December 13, 2010, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.32 to Avon's Annual report on Form 10-K for the year ended December 31, 2011).

10.34*
Second Amendment, dated as of September 19, 2012, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.35*
Trust Agreement, dated as of October 29, 1998, between Avon and The Chase Manhattan Bank, N.A., as Trustee, relating to the grantor trust (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.36*	Amendment to Trust Agreement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.28 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).
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

10.39*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.40*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.41*	Avon Products, Inc. Amended and Restated Compensation Recoupment Policy, effective as of January 14, 2013.
10.42*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.43*	Avon Products, Inc. Amended and Restated Change in Control Policy, dated as of January 9, 2013.

10.44*
Avon Products, Inc. Long Term Incentive Cash Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.45*
Avon Products, Inc. 2011 Transition Incentive Cash Program, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.46*
Avon Products, Inc. 2011-2012 Transition Incentive Cash Program, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.47*
Employment Offer Letter Agreement, dated as of May 18, 2011, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.48*
Amendment to Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.51 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.49*
Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Fernando Acosta (incorporated by reference to Exhibit 10.52 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.50*
Employment Offer Letter Agreement, dated as of December 27, 2007, between Avon Products, Inc. and Donagh Herlihy (incorporated by reference to Exhibit 10.53 to Avon's Annual report on Form 10-K for the year ended December 31, 2011).

10.51*
Employment Agreement, by and between Avon Products, Inc. and Andrea Jung, dated as of December 13, 2011, (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 16, 2011).

10.52*
Amendment to Employment Agreement, by and between Avon Products, Inc. and Andrea Jung, dated as of October 4, 2012 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on October 5, 2012)

10.53*	Letter Agreement dated as of April 4, 2012 between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on April 10, 2012).
10.54*
Restricted Stock Unit Award Agreement dated as of April 23, 2012 between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.55*
Separation Agreement dated as of July 30, 2012 between the Company and Charles Herington (incorporated by reference to Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.56*	Separation Agreement, dated as of February 1, 2013, between the Company and John Owen.
10.57*	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).
10.58
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

10.59
Letter Waiver, dated as of July 31, 2012, to the Revolving Credit and Competitive Advance Facility Agreement, dated as of November 2, 2010, among Avon Products, Inc., Avon Capital Corporation, Citibank, N.A., as Administrative Agent, and certain of the other lenders party thereto (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.60
First Amendment, dated as of December 21, 2012 to the Revolving Credit and Competitive Advance Facility Agreement among Avon Products, Inc., Avon Capital Corporation, the banks, financial institutions and other institutional lenders and the administrative agent thereunder (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on December 28, 2012).

10.61
Note Purchase Agreement, dated as of November 23, 2010, among the Company and the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on November 29, 2010).

10.62
Letter Waiver, dated as of July 31, 2012, among Avon Products, Inc., Avon Capital Corporation, and certain of the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022 (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.63
Letter Agreement, dated as of July 31, 2012, by Avon Products, Inc. and Avon Capital Corporation to the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022 (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.64
First Amendment to Note Purchase Agreement, dated as of August 15, 2012, between Avon Products, Inc. and certain of the purchasers of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on August 20, 2012).

10.65
Waiver, dated as of December 29, 2012, among Avon Products, Inc., Avon Capital corporation, and certain of the holders of its 2.60% Senior Notes, Series A, due November 23, 2015, 4.03% Senior Notes, Series B, due November 23, 2020 and 4.18% Senior Notes, Series C, due November 23, 2022 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on January 3, 2013).

10.66
Term Loan Agreement, dated as of June 29, 2012, among Avon Products, Inc., Citibank N.A., as Administrative Agent, Citigroup Global Markets Inc., Santander Investment Securities Inc., Goldman Sachs Bank USA and BBVA Compass, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on July 5, 2012).

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
Avon’s Annual Report on Form 10-K for the year ended December 31, 2012, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2013.

Avon Products, Inc.

/s/ Robert Loughran
Robert Loughran
Vice President and
Corporate Controller - Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHERILYN S. MCCOY	Chief Executive Officer – Principal Executive Officer	February 28, 2013
Sherilyn S. McCoy

/S/ KIMBERLY ROSS	Executive Vice President and Chief Financial Officer – Principal Financial Officer	February 28, 2013
Kimberly Ross

/S/ ROBERT LOUGHRAN	Vice President and Corporate Controller – Principal Accounting Officer	February 28, 2013
Robert Loughran

/S/ DOUGLAS R. CONANT	Director	February 28, 2013
Douglas R. Conant

/S/ W. DON CORNWELL	Director	February 28, 2013
W. Don Cornwell

/S/ V. ANN HAILEY	Director	February 28, 2013
V. Ann Hailey

/S/ FRED HASSAN	Director	February 28, 2013
Fred Hassan

/S/ MARIA ELENA LAGOMASINO	Director	February 28, 2013
Maria Elena Lagomasino

/S/ ANN S. MOORE	Director	February 28, 2013
Ann S. Moore

/S/ CHARLES H. NOSKI	Director	February 28, 2013
Charles H. Noski

/S/ GARY M. RODKIN	Director	February 28, 2013
Gary M. Rodkin

/S/ PAULA STERN	Director	February 28, 2013
Paula Stern

/S/ LAWRENCE A. WEINBACH	Director	February 28, 2013
Lawrence A. Weinbach

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Avon Products, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

New York, New York
February 28, 2013

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)
Years ended December 31	2012	2011	2010
Net sales	$10,546.1	$11,112.0	$10,731.3
Other revenue	171.0	179.6	131.5
Total revenue	$10,717.1	$11,291.6	$10,862.8
Costs, expenses and other:
Cost of sales	4,169.3	4,148.6	4,041.3
Selling, general and administrative expenses	5,980.0	6,025.4	5,748.4
Impairment of goodwill and intangible asset	253.0	263.0	—
Operating profit	314.8	854.6	1,073.1
Interest expense	104.3	92.9	87.1
Interest income	(15.1)	(16.5)	(14.0)
Other expense, net	7.0	35.6	54.6
Total other expenses	96.2	112.0	127.7
Income from continuing operations, before taxes	218.6	742.6	945.4
Income taxes	256.8	216.2	350.2
(Loss) income from continuing operations, net of tax	(38.2)	526.4	595.2
Discontinued operations, net of tax	—	(8.6)	14.1
Net (loss) income	(38.2)	517.8	609.3
Net income attributable to noncontrolling interests	(4.3)	(4.2)	(3.0)
Net (loss) income attributable to Avon	$(42.5)	$513.6	$606.3
(Loss) earnings per share:
Basic from continuing operations	$(0.10)	$1.20	$1.37
Basic from discontinued operations	—	(.02)	.04
Basic attributable to Avon	$(0.10)	$1.18	$1.40

Diluted from continuing operations	$(0.10)	$1.20	$1.36
Diluted from discontinued operations	—	(.02)	.03
Diluted attributable to Avon	$(0.10)	$1.18	$1.39
Weighted-average shares outstanding:
Basic	431.9	430.5	428.8
Diluted	431.9	432.1	431.4
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)
Years ended December 31	2012	2011	2010
Net (loss) income	$(38.2)	$517.8	$609.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	0.4	(176.1)	59.6
Change in derivative losses on cash flow hedges, net of taxes of $2.1, $2.1, and $2.2	3.9	3.9	4.1
Change in derivative gains on net investment hedge	(1.5)	(2.8)	—
Amortization of net actuarial losses, prior service credit, and transition obligation, net of taxes of $15.8, $14.5, and $12.2	33.9	29.4	25.5
Adjustments of net actuarial losses and prior service cost, net of taxes of $17.8, $46.9, and $5.1	(58.4)	(103.4)	(8.8)
Sale of Avon Japan, net of taxes of $8.1	—	—	10.6
Total other comprehensive (loss) income, net of taxes	(21.7)	(249.0)	91.0
Comprehensive (loss) income	(59.9)	268.8	700.3
Less: comprehensive (loss) income attributable to noncontrolling interests	1.4	(1.3)	(23.9)
Comprehensive (loss) income attributable to Avon	$(58.5)	$267.5	$676.4
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
December 31	2012	2011
Assets
Current Assets
Cash, including cash equivalents of $762.9 and $623.7	$1,209.6	$1,245.1
Accounts receivable (less allowances of $161.4 and $174.5)	751.9	761.5
Inventories	1,135.4	1,161.3
Prepaid expenses and other	832.0	930.9
Total current assets	$3,928.9	$4,098.8
Property, plant and equipment, at cost
Land	66.6	65.4
Buildings and improvements	1,165.9	1,150.4
Equipment	1,479.3	1,493.0
	2,711.8	2,708.8
Less accumulated depreciation	(1,161.6)	(1,137.3)
	1,550.2	1,571.5
Goodwill	374.9	473.1
Other intangible assets, net	120.3	279.9
Other assets	1,408.2	1,311.7
Total assets	$7,382.5	$7,735.0
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$572.0	$849.3
Accounts payable	920.0	850.2
Accrued compensation	266.6	217.1
Other accrued liabilities	661.0	663.6
Sales and taxes other than income	211.4	212.4
Income taxes	73.6	98.4
Total current liabilities	2,704.6	2,891.0
Long-term debt	2,623.9	2,459.1
Employee benefit plans	637.6	603.0
Long-term income taxes	52.0	67.0
Other liabilities	131.1	129.7
Total liabilities	$6,149.2	$6,149.8
Commitments and contingencies (Notes 14 and 16)
Shareholders’ Equity
Common stock, par value $.25 - authorized 1,500 shares; issued 746.7 and 744.9 shares	$188.3	$187.3
Additional paid-in capital	2,119.6	2,077.7
Retained earnings	4,357.8	4,726.1
Accumulated other comprehensive loss	(876.7)	(854.4)
Treasury stock, at cost (314.5 and 314.1 shares)	(4,571.9)	(4,566.3)
Total Avon shareholders’ equity	1,217.1	1,570.4
Noncontrolling interests	16.2	14.8
Total shareholders’ equity	$1,233.3	$1,585.2
Total liabilities and shareholders’ equity	$7,382.5	$7,735.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2012	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(38.2)	$517.8	$609.3
Discontinued operations, net of tax	—	8.6	(14.1)
(Loss) income from continuing operations	$(38.2)	$526.4	$595.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	162.4	174.0	145.2
Amortization	67.2	65.6	49.6
Provision for doubtful accounts	251.1	247.2	215.7
Provision for obsolescence	122.1	128.1	131.1
Share-based compensation	41.1	36.6	57.6
Foreign exchange losses (gains)	(22.2)	12.8	(9.4)
Deferred income taxes	(49.2)	(196.6)	(103.1)
Impairment of goodwill and intangible asset	253.0	263.0	—
Charge for Venezuelan monetary assets and liabilities	—	—	46.1
Other	57.7	39.9	26.6
Changes in assets and liabilities:
Accounts receivable	(241.1)	(241.5)	(280.3)
Inventories	(89.7)	(210.3)	(189.8)
Prepaid expenses and other	58.5	24.6	(4.9)
Accounts payable and accrued liabilities	84.5	(55.7)	76.7
Income and other taxes	(28.7)	(50.7)	(63.2)
Noncurrent assets and liabilities	(72.4)	(107.6)	(4.1)
Net cash provided by operating activities of continuing operations	556.1	655.8	689.0
Cash Flows from Investing Activities
Capital expenditures	(228.8)	(276.7)	(331.2)
Disposal of assets	15.4	17.1	11.9
Acquisitions and other investing activities	—	(13.0)	(785.8)
Proceeds from sale of investments	1.2	33.7	11.3
Purchases of investments	(1.5)	(28.8)	(1.9)
Net cash used by investing activities of continuing operations	(213.7)	(267.7)	(1,095.7)
Cash Flows from Financing Activities*
Cash dividends	(329.3)	(403.4)	(384.1)
Debt, net (maturities of three months or less)	(710.5)	635.7	(3.6)
Proceeds from debt	735.8	88.9	661.5
Repayment of debt	(138.3)	(614.6)	(53.2)
Interest rate swap termination	43.6	—	—
Proceeds from exercise of stock options	8.6	16.8	23.9
Excess tax benefit realized from share-based compensation	(2.4)	(.2)	4.3
Repurchase of common stock	(8.8)	(7.7)	(14.1)
Net cash (used) provided by financing activities of continuing operations	(401.3)	(284.5)	234.7
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	—	13.0
Net cash (used) provided by investing activities of discontinued operations	—	(1.2)	61.3
Net cash used by financing activities of discontinued operations	—	—	(.3)
Net cash (used) provided by discontinued operations	—	(1.2)	74.0
Effect of exchange rate changes on cash and equivalents	23.4	(37.2)	(33.7)
Net change in cash and equivalents	(35.5)	65.2	(131.7)
Cash and equivalents at beginning of year (1)	$1,245.1	$1,179.9	$1,311.6
Cash and equivalents at end of year	$1,209.6	$1,245.1	$1,179.9
Cash paid for:
Interest, net of amounts capitalized	$137.5	$137.4	$133.4
Income taxes, net of refunds received	$331.9	$423.8	$387.3

*	– Non-cash financing activities included the change in fair market value of interest-rate swap agreements of $(8.4) in 2012, $53.2 in 2011, and $66.8 in 2010 (see Note 5, Debt and Other Financing).

(1)	– Includes cash and cash equivalents of discontinued operations of $13.5 at the beginning of the year in 2010.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
(In millions, except per share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interest	Total
Balances at December 31, 2009	740.9	$186.1	$1,941.0	$4,383.9	$(692.6)	313.4	$(4,545.8)	$40.0	$1,312.6
Comprehensive income:
Net income				606.3				3.0	609.3
Foreign currency translation adjustments					55.4			4.2	59.6
Amortization of net actuarial losses, prior service credit, and transition obligation, net of taxes of $12.2					25.5				25.5
Adjustments of net actuarial losses and prior service cost, net of taxes of $5.1					(8.8)				(8.8)
Sale of Avon Japan, net of taxes of $8.1					10.6				10.6
Net derivative losses on cash flow hedges, net of taxes of $2.2					4.1				4.1
Total comprehensive income									700.3
Dividends - $.88 per share				(379.4)					(379.4)
Exercise / vesting and expense of share-based compensation	2.4	.5	78.9			—	.6		80.0
Repurchase of common stock						.4	(14.1)		(14.1)
Purchases and sales of noncontrolling interests, net of dividends paid of $3.8								(31.1)	(31.1)
Income tax benefits – stock transactions			4.3						4.3
Balances at December 31, 2010	743.3	$186.6	$2,024.2	$4,610.8	$(605.8)	313.8	$(4,559.3)	$16.1	$1,672.6
Comprehensive income:
Net income				513.6				4.2	517.8
Foreign currency translation adjustments					(175.7)			(.4)	(176.1)
Amortization of net actuarial losses, prior service credit, and transition obligation, net of taxes of $14.5					29.4				29.4
Adjustments of net actuarial losses and prior service cost, net of taxes of $46.9					(103.4)				(103.4)
Net derivative losses on cash flow hedges, net of taxes of $2.1					3.9				3.9
Net derivative gains on net investment hedge					(2.8)				(2.8)
Total comprehensive income									268.8
Dividends - $.92 per share				(398.3)					(398.3)
Exercise / vesting and expense of share-based compensation	1.6	.7	53.7			—	.7		55.1
Repurchase of common stock						.3	(7.7)		(7.7)
Purchases and sales of noncontrolling interests, net of dividends paid of $5.1								(5.1)	(5.1)

Income tax benefits – stock transactions			(.2)						(.2)
Balances at December 31, 2011	744.9	$187.3	$2,077.7	$4,726.1	$(854.4)	314.1	$(4,566.3)	$14.8	$1,585.2
Comprehensive loss:
Net (loss) income				(42.5)				4.3	(38.2)
Foreign currency translation adjustments					(.2)			.6	.4
Amortization of net actuarial losses, prior service credit, and transition obligation, net of taxes of $15.8					33.9				33.9
Adjustments of net actuarial losses and prior service cost, net of taxes of $17.8					(58.4)				(58.4)
Net derivative losses on cash flow hedges, net of taxes of $2.1					3.9				3.9
Net derivative gains on net investment hedge					(1.5)				(1.5)
Total comprehensive loss									(59.9)
Dividends - $.75 per share				(325.8)					(325.8)
Exercise / vesting and expense of share-based compensation	1.8	1.0	44.3			(.1)	3.2		48.5
Repurchase of common stock						.5	(8.8)		(8.8)
Purchases and sales of noncontrolling interests, net of dividends paid of $3.5								(3.5)	(3.5)
Income tax benefits – stock transactions			(2.4)						(2.4)
Balances at December 31, 2012	746.7	$188.3	$2,119.6	$4,357.8	$(876.7)	314.5	$(4,571.9)	$16.2	$1,233.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and share data)
NOTE 1. Description of the Business and Summary of Significant Accounting Policies
Business
When used in these notes, the terms "Avon," "Company," "we," "our" or "us" mean Avon Products, Inc.
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in one channel, direct selling. Our reportable segments are based on geographic operations in four regions: Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. We have centralized operations for Global Brand Marketing and Global Sales, and also have regional operations for marketing, sales, and supply chain. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products, children's products and nutritional products. Sales are made to the ultimate consumer principally by independent Representatives.
Principles of Consolidation
The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to restructuring reserves, allowances for doubtful accounts receivable, allowances for sales returns, provisions for inventory obsolescence, income taxes and tax valuation reserves, share-based compensation, loss contingencies, the determination of discount rate and other actuarial assumptions for pension, postretirement and postemployment benefit expenses and the valuation of goodwill, intangible assets and contingent consideration.
Foreign Currency
Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and average exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive loss ("AOCI"). Gains or losses resulting from the impact of changes in foreign currency rates on assets and liabilities denominated in a currency other than the functional currency are recorded in "Other expense, net".
For financial statements of Avon subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in "Other expense, net". Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in "Income taxes" in the Consolidated Statement of Income. Nonmonetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are recorded in U.S. dollars at the historical rates at the time of acquisition of such assets or liabilities.
Venezuela Currency
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for nonessential goods and services. Effective December 30, 2010, the Venezuelan government eliminated the 2.60 rate which had been available for the import of essential goods. Substantially all of the imports of our subsidiary in Venezuela ("Avon Venezuela") were classified as nonessential.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We used the official rate of 4.30 to remeasure our Bolívar denominated assets and liabilities into U.S. dollars at the reporting date, since this is the rate expected to be available for dividend remittances. We record a loss within operating profit when we believe we are going to convert these Bolívar denominated assets or settle our U.S. dollar denominated liabilities from sources where the exchange rate is less favorable than the official rate.
As a result of the change in the official rate to 4.30 in conjunction with accounting for our operations in Venezuela under highly inflationary accounting guidelines, during the first quarter of 2010, we recorded net charges of $46.1 in "Other expense, net" and $12.7 in "Income taxes".
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated SITME market has been eliminated.
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
Cash and Cash Equivalents
Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are generally high-quality, short-term money market instruments with an original maturity of three months or less and consist of time deposits with a number of U.S. and non-U.S. commercial banks and money market fund investments.
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
Prepaid Brochure Costs
Costs to prepare brochures are initially deferred to prepaid expenses and other and are expensed to selling, general, and administrative expenses over the campaign length. In addition, fees charged to Representatives for brochures are initially deferred and presented as a reduction to prepaid expenses and other and are recorded as a reduction to selling, general, and administrative expenses over the campaign length. The campaign length is typically two weeks in the U.S. and two to four weeks for most markets outside the U.S.

Brochure costs and associated fees presented as prepaid expenses and other were $45.7 at December 31, 2012 and $45.8 at December 31, 2011. Additionally, paper stock is purchased in advance of creating the brochures. Prepaid expenses and other include paper supply of $13.5 at December 31, 2012, and $25.3 at December 31, 2011.

Brochure costs expensed to selling, general and administrative expenses amounted to $509.3 in 2012, $507.7 in 2011, and $472.7 in 2010. The fees charged to Representatives recorded as a reduction to selling, general and administrative expenses amounted to $286.7 in 2012, $293.5 in 2011, and $291.0 in 2010.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful life of the related asset. We capitalized interest of $2.0 for 2012, $.4 for 2011, and $5.3 for 2010.
Capitalized Software
Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, generally not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. Other assets included unamortized capitalized software costs of $235.4 at December 31, 2012 and $176.7 at December 31, 2011.
Goodwill and Intangible Assets
Goodwill is not amortized and is assessed for impairment annually during the fourth quarter or on the occurrence of an event that indicates impairment may have occurred, at the reporting unit level. A reporting unit is the operating segment, or a component, which is one level below that operating segment. Components are aggregated as a single reporting unit if they have similar economic characteristics. When testing goodwill for impairment, we perform either a qualitative or quantitative assessment for each of our reporting units. Factors considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors and overall financial performance specific to the reporting unit. If the qualitative analysis results in a more likely than not probability of impairment, the first quantitative step, as described below, is required.
The quantitative test to evaluate goodwill for impairment is a two-step process. In the first step, we compare the fair value of a reporting unit to its carrying value. If the fair value of a reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit’s goodwill. The second step of the impairment analysis requires a valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. If the resulting implied fair value of the reporting unit’s goodwill is less than its carrying value, that difference represents an impairment. The impairment analysis performed for goodwill requires several estimates in computing the estimated fair value of a reporting unit. We use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a marketplace participant would use.
Indefinite-lived intangible assets are not amortized, but rather are assessed for impairment annually during the fourth quarter or on the occurrence of an event that indicates impairment may have occurred. When testing indefinite-lived intangible assets for impairment, we perform either a qualitative or quantitative assessment. If the qualitative analysis results in a more likely than not probability of impairment, a quantitative assessment is required. The quantitative test to evaluate indefinite-lived intangible assets for impairment compares the fair value of the intangible asset to its carrying value. If the fair value of the asset is less than its carrying value, that difference represents an impairment. The impairment analysis performed for indefinite-lived intangible asset requires several estimates in computing the estimated fair value of the asset. We use a risk-adjusted DCF model under the relief-from-royalty method.
Finite-lived intangible assets are amortized using a straight-line method over the estimated useful lives of the assets. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of the asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If applicable, the impairment testing should be performed in the following order: indefinite-lived intangible assets, finite-lived intangible assets, and then goodwill.

We completed our annual goodwill and indefinite-lived intangible assets impairment assessments for 2012 during the year-end close process and our analysis of the Silpada business indicated an impairment as the carrying value of the business exceeded the estimated fair value and the finite-lived intangible assets were not recoverable. Accordingly, a non-cash impairment charge of $209.0 was recorded in the fourth quarter of 2012 to reduce the carrying amounts of goodwill, an indefinite-lived intangible asset, and a finite-lived intangible asset to their respective estimated fair value.

Based on the continued decline in revenue performance in China during the third quarter of 2012 and a corresponding lowering of our long-term growth estimates in China, we completed an interim impairment assessment of the fair value of goodwill related to our operations in China. The changes to our long-term growth estimates were based on the state of our China business, which was predominantly retail at that time. As a result of our impairment testing, we recorded a non-cash impairment charge of $44.0 in the third quarter of 2012 to reduce the carrying amount of goodwill for China to its estimated fair value.

We completed our annual goodwill and indefinite-lived intangible assets impairment assessments for 2011 during the year-end close process and our analysis of the Silpada business indicated an impairment as the carrying value of the business exceeded the estimated fair value. Accordingly, a non-cash impairment charge of $263.0 was recorded in the fourth quarter of 2011 to reduce the carrying amounts of goodwill and an indefinite-lived intangible asset.

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
Deferred Income Taxes
Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will not be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. Deferred taxes are not provided on the portion of unremitted earnings of subsidiaries outside of the U.S. when management concludes that these earnings are indefinitely reinvested. Deferred taxes are provided on earnings not considered indefinitely reinvested. Prior to the fourth quarter of 2012, we had not recognized a deferred income tax liability related to the incremental U.S. taxes on approximately $2.5 billion of undistributed foreign earnings, as these earnings were deemed indefinitely reinvested. During the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that these undistributed earnings of foreign subsidiaries are indefinitely reinvested and, therefore, recorded an additional provision for income taxes on such earnings. See Note 7, Income Taxes.
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
Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $1,030.3 in 2012, $1,071.7 in 2011 and $968.8 in 2010.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $253.6 in 2012, $311.2 in 2011 and $400.4 in 2010.
Research and Development
Research and development costs are expensed as incurred and amounted to $75.2 in 2012, $77.7 in 2011 and $72.6 in 2010. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
Share-based Compensation
All share-based payments to employees are recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options.
Restructuring Reserves
We record the estimated expense for our restructuring initiatives when such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment or accelerated depreciation of property, plant and equipment, and any other qualifying exit costs. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine whether an adjustment is required.
Pension and Postretirement Expense
Pension and postretirement expense is determined based on a number of actuarial assumptions, which are reviewed and determined on an annual basis. These assumptions include discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. We are required, among other things, to recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of accumulated other comprehensive income, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost. We recognize prior service costs or credits and actuarial gains and losses beyond a 10% corridor to earnings based on the estimated future service period of the participants. The determination of the 10% corridor utilizes a calculated value of plan assets for our more significant plans, whereby gains and losses are smoothed over three- and five-year periods. We use a December 31 measurement date for all of our employee benefit plans.
Contingencies
We determine whether to disclose and/or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We record loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable.

Out-of-Period Items
During the first quarter of 2012, we recorded an out-of-period adjustment which decreased earnings by approximately $14 before tax ($10 after tax) which related to 2011 and was associated with bad debt expense in our South Africa operations. We evaluated the total out-of-period adjustments impacting 2012 of approximately $13 before tax ($15 after tax), both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.
During the first quarter of 2011, we determined that the net after-tax gain on sale of Avon Products Company Limited ("Avon Japan"), reported in our financial statements for the year ended December 31, 2010, should have been reported as a net after-tax loss of approximately $3, to correctly include all balances relating to Avon Japan that were previously included in AOCI. In addition, in the first quarter of 2011 the Company released a liability relating to a previously owned health care business, which should have been released in a prior period, resulting in an approximate $4 increase in net income. The results of these

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

businesses were originally reported within discontinued operations upon disposition. The net impact of these two items decreased net income for the first quarter of 2011 by approximately $9. We also identified and recorded other various out-of-period adjustments during 2011 (primarily related to cost of sales and selling, general and administrative expenses) that related to prior years. The net impact of these other items decreased net income for 2011 by approximately $14. We evaluated the total out-of-period adjustments impacting 2011 of approximately $23, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.
See Note 19, Results of Operations by Quarter (Unaudited), for discussion of these and other out-of-period adjustments within 2012 and 2011 and their impact on the interim periods.
(Loss) Earnings per Share
We compute (loss) earnings per share ("EPS") using the two-class method, which is a (loss) earnings allocation formula that determines (loss) earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net income allocated to common shareholders by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

For each of the three years ended December 31, the components of basic and diluted EPS were as follows:

(Shares in millions)	2012	2011	2010
Numerator from continuing operations
(Loss) income from continuing operations less amounts attributable to noncontrolling interests	$(42.5)	$522.2	$590.9
Less: Loss (earnings) allocated to participating securities	.3	(4.6)	(4.8)
(Loss) income from continuing operations allocated to common shareholders	(42.2)	517.6	586.1
Numerator from discontinued operations
(Loss) income from discontinued operations plus/less amounts attributable to noncontrolling interests	$—	$(8.6)	$15.4
Less: Earnings allocated to participating securities	—	(.9)	(.4)
(Loss) income allocated to common shareholders	—	(9.5)	15.0
Numerator attributable to Avon
(Loss) income attributable to Avon less amounts attributable to noncontrolling interests	$(42.5)	$513.6	$606.3
Less: Loss (earnings) allocated to participating securities	.3	(5.5)	(5.2)
(Loss) income allocated to common shareholders	(42.2)	508.1	601.1
Denominator:
Basic EPS weighted-average shares outstanding	431.9	430.5	428.8
Diluted effect of assumed conversion of stock options	—	1.6	2.6
Diluted EPS adjusted weighted-average shares outstanding	431.9	432.1	431.4
(Loss) Earnings per Common Share from continuing operations:
Basic	$(.10)	$1.20	$1.37
Diluted	$(.10)	$1.20	$1.36
(Loss) Earnings per Common Share from discontinued operations:
Basic	$—	$(.02)	$.04
Diluted	$—	$(.02)	$.03
(Loss) Earnings per Common Share attributable to Avon:
Basic	$(.10)	$1.18	$1.40
Diluted	$(.10)	$1.18	$1.39
We did not include stock options to purchase 22.0 million shares for the year ended December 31, 2012, 22.9 million shares for 2011, and 18.5 million shares for 2010 of Avon common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price and their inclusion would be anti-dilutive. We also did not include stock options to purchase .6 million shares for the year ended December 31, 2012, as we had a net loss attributable to Avon and the inclusion of these shares would decrease the net loss per share. Since this would be anti-dilutive, such shares are excluded from the calculation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. New Accounting Standards
Standards Implemented
In May 2011, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (”ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for Avon as of January 1, 2012 and did not have a significant impact on our financial statements.
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
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. We elected to early adopt ASU 2012-02 in the fourth quarter of 2012 and this did not have a significant impact on our financial statements.

NOTE 3. Discontinued Operations
On November 8, 2010, the Company announced that Avon International Operations, Inc. ("AIO"), a wholly-owned subsidiary of the Company, had agreed to sell the ownership interest in Avon Products Company Limited ("Avon Japan") held by AIO pursuant to a tender offer bid agreement between AIO and Devon Holdings K.K., an affiliate of TPG Capital ("Buyer"). The transaction included both the sale of the Company’s stake in Avon Japan as well as certain pre-paid royalties in connection with intellectual property licenses for an aggregate cash consideration of approximately $90. Avon Japan was previously reported within our Asia Pacific segment.
The transaction closed on December 29, 2010. Of the total cash consideration received, $81 was recognized in December 2010, resulting in a net after-tax gain of $10. The remaining $9 of the consideration received related to the use of Avon’s global brands, formulas and products, and the use of the Avon name in Japan for a five-year period. This portion of the royalty will be recognized on a straight line basis over five years within continuing operations.
During 2011, we determined that the net after-tax gain on sale of Avon Japan should have been reported as a net after-tax loss of $3, to correctly include all balances relating to Avon Japan that were previously included in Accumulated Other Comprehensive Loss ("AOCI"). See Note 1, Description of the Business and Summary of Significant Accounting Policies, for further information.
NOTE 4. Inventories
Inventories at December 31 consisted of the following:

	2012	2011
Raw materials	$393.4	$361.7
Finished goods	742.0	799.6
Total	$1,135.4	$1,161.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2012	2011
Debt maturing within one year:
Notes payable	$180.6	$832.4
Current portion of long-term debt	391.4	16.9
Total	$572.0	$849.3
Long-term debt:
4.80% Notes, due March 2013	250.0	249.9
4.625% Notes, due May 2013	124.0	121.3
5.625% Notes, due March 2014	499.4	498.8
Term Loan, 25% due June 2014 and remaining due June 2015	550.0	—
2.60% Senior Notes, Series A, due November 2015	142.0	142.0
5.75% Notes, due March 2018	249.6	249.5
4.20% Notes, due July 2018	249.6	249.5
6.50% Notes, due March 2019	347.3	346.9
Other, payable through 2019 with interest from 2.40% to 6.50%	75.6	77.5
4.03% Senior Notes, Series B, due November 2020	290.0	290.0
4.18% Senior Notes, Series C, due November 2022	103.0	103.0
Total	2,880.5	2,328.4
Adjustments for debt with fair value hedges	93.1	147.6
Amortization of swap termination	41.7	—
Less current portion	(391.4)	(16.9)
Total long-term debt	$2,623.9	$2,459.1
Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 8.6% at December 31, 2012, and 10.5% at December 31, 2011. Total notes payable include $35.9 of bank overdrafts at December 31, 2012, and $17.4 at December 31, 2011.
Other long-term debt, payable through 2019, included obligations under capital leases of $13.9 at December 31, 2012, and $15.3 at December 31, 2011, which primarily relate to leases of automobiles and equipment. In addition, other long-term debt, payable through 2019, at December 31, 2012 and 2011, included financing obligations of $61.7 and $62.2, respectively, of which $48.4 and $58.5, respectively, relates to the sale and leaseback of equipment in one of our distribution facilities in North America entered into in 2009.
Adjustments for debt with fair value hedges include adjustments to reflect net unrealized gains of $93.1 and $147.6 at December 31, 2012, and 2011, respectively. See Note 8, Financial Instruments and Risk Management.
We held interest-rate swap contracts that effectively converted approximately 62% at December 31, 2012 and 74% at December 31, 2011, of our long-term fixed-rate borrowings to a variable interest rate based on LIBOR. In January 2013, we terminated eight of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $1,000. See Note 8, Financial Instruments and Risk Management.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the "term loan agreement"). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. At December 31, 2012, $550.0 remained outstanding under the term loan agreement.
The term loan agreement contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. In addition, the term loan agreement contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 4:1 at the end of each fiscal quarter on or prior to March 31, 2013, 3.75:1 at the end of each fiscal quarter on or prior to December 31, 2013, and 3.5:1 at the end of each fiscal quarter thereafter. The interest coverage ratio is determined by dividing our consolidated

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EBIT (as defined in the term loan agreement) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the term loan agreement) for the period of four fiscal quarters ending on the date of determination. For purposes of calculating the ratios, consolidated EBIT and consolidated EBITDA are adjusted for non-cash expenses. In addition, the term loan agreement contains customary events of default and cross-default provisions. We were in compliance with our interest coverage and leverage ratios under the term loan agreement for the four fiscal quarters ended December 31, 2012.
Pursuant to the term loan agreement, we are required to repay an amount equal to 25% of the aggregate principal amount of the term loan on June 29, 2014, and the remaining outstanding principal amount of the term loan on June 29, 2015. Amounts repaid or prepaid under the term loan agreement may not be reborrowed. Borrowings under the term loan agreement bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. The term loan agreement also provides for mandatory prepayments and voluntary prepayments. Subject to certain exceptions (including the issuance of commercial paper and draw-downs on our revolving credit facility), we are required to prepay the term loan in an amount equal to 50% of the net cash proceeds received from any incurrence of debt for borrowed money in excess of $500.
Private Notes
On November 23, 2010, we issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $142.0 principal amount of 2.60% Senior Notes, Series A, due November 23, 2015, $290.0 principal amount of 4.03% Senior Notes, Series B, due November 23, 2020, and $103.0 principal amount of 4.18% Senior Notes, Series C, due November 23, 2022 (collectively, the "Private Notes"). The Private Notes are senior unsecured obligations of the Company, rank equal in right of payment with all of our other senior unsecured indebtedness, and are unconditionally guaranteed by one of our wholly-owned subsidiaries. The proceeds from the sale of the Private Notes were used to repay existing debt and for general corporate purposes.
The total $535 principal amount of the Private Notes were issued pursuant to a note purchase agreement that contains covenants limiting, among other things, the ability of our subsidiaries to incur indebtedness, our and our subsidiaries’ ability to incur liens and our and any subsidiary guarantor’s ability to enter into mergers and consolidations or sales of substantially all of our or its assets. In addition, the note purchase agreement contains a financial covenant which requires our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1. The interest coverage ratio is determined by dividing our consolidated pre-tax income by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. Except as set forth below, the note purchase agreement does not provide for adjustments of our consolidated pre-tax income for certain one-time charges, such as non-cash impairments, currency devaluations, or legal or regulatory settlements when calculating the interest coverage ratio. The note purchase agreement contains customary events of default and cross-default provisions and any prepayment of the Private Note at our option would require payment of a make-whole premium.
On July 31, 2012, we obtained a waiver from the holders of the Private Notes that allowed us to exclude the non-cash impairment charge associated with the Silpada business recorded during the fourth quarter of 2011 from the interest coverage ratio calculation pursuant to our note purchase agreement for the four fiscal quarters ended September 30, 2012. On August 15, 2012, we entered into the first amendment to the note purchase agreement to, among other things, (i) add a financial covenant requiring our leverage ratio (which is calculated in the same manner as in the term loan agreement) to not be greater than 4:1 at the end of each fiscal quarter on or prior to March 31, 2013, and 3.75:1 at the end of each fiscal quarter thereafter, unless a bank credit agreement or any other principal credit facility contains a leverage ratio more favorable to the holders of the Private Notes, then such more favorable ratio will apply for the fiscal quarters ended March 31, 2014 and thereafter, (ii) amend the interest coverage ratio to, subject to the most favored lender provision, add back to our consolidated pre-tax income actual non-cash impairment charges related solely to the Silpada business in an amount not to exceed $125.0 in the aggregate (in addition to the $263.0 non-cash Silpada impairment charge already recorded during the 2011 year-end close process and excluded from the calculation for the four fiscal quarters ended September 30, 2012) during the term of the note purchase agreement, (iii) add a most favored lender provision with respect to financial covenants in favor of other lenders and (iv) provide a 150 basis point step up of the applicable interest rate if our unsecured and unsubordinated debt is not rated above investment grade by a certain number of rating agencies. We were in compliance with our interest coverage and leverage ratios under the note purchase agreement for the four fiscal quarters ended December 31, 2012. The interest coverage ratio under the note purchase agreement for the four fiscal quarters ended December 31, 2012 was 4.25:1 and excludes the non-cash Silpada impairment charges pursuant to the August 2012 amendment.
In February 2013, we issued a notice of prepayment of the entire $535 outstanding principal amount of our Private Notes. The prepayment price is equal to 100% of the principal amount, plus accrued interest of approximately $7 and a make-whole

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

premium estimated to be approximately $65. The estimate of the accrued interest is based on the applicable interest rate on the notes (which factors in our long-term credit ratings). The estimate of the make-whole premium is based on the applicable interest rate on the notes (which factors in our long-term credit ratings) and the prices of the relevant U.S. Treasury securities as of the date of the notice of prepayment. Accordingly, these amounts may change when we make the final calculation of the prepayment price two business days in advance of the prepayment date, which is March 29, 2013.
Public Notes
In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum coupon rate equal to 5.625%, payable semi-annually, and mature on March 1, 2014 (the "2014 Notes"). $350.0 of the notes bear interest at a per annum coupon rate equal to 6.50%, payable semi-annually, and mature on March 1, 2019 (the "2019 Notes"). The net proceeds from the offering of $837.6 were used to repay the outstanding indebtedness under our commercial paper program and for general corporate purposes. The carrying value of the 2014 Notes represents the $500.0 principal amount, net of the unamortized discount to face value of $.6 at December 31, 2012, and $1.2 at December 31, 2011. The carrying value of the 2019 Notes represents the $350.0 principal amount, net of the unamortized discount to face value of $2.7 at December 31, 2012, and $3.1 at December 31, 2011.
In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum coupon rate equal to 4.80%, payable semi-annually, and mature on March 1, 2013, (the "2013 Notes"). $250.0 of the notes bear interest at a per annum coupon rate of 5.75%, payable semi-annually, and mature on March 1, 2018 (the "2018 Notes"). The net proceeds from the offering of $496.3 were used to repay outstanding indebtedness under our commercial paper program and for general corporate purposes. At December 31, 2012, the carrying value of the 2013 Notes represents the $250.0 principal amount, net of an immaterial amount of the unamortized discount to face value, and at December 31, 2011, the carrying value represents the $250.0 principal amount, net of the unamortized discount to face value of $.1. The carrying value of the 2018 Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.4 at December 31, 2012, and $.5 at December 31, 2011.
In June 2003, we issued to the public $250.0 principal amount of registered senior notes (the "4.20% Notes"). The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The carrying value of the 4.20% Notes represents the $250.0 principal amount, net of the unamortized discount to face value of $.4 and $.5 at December 31, 2012 and 2011, respectively.
In April 2003, the call holder of $100.0 principal amount of 6.25% Notes due May 2018 (the "Notes"), embedded with put and call option features, exercised the call option associated with these Notes, and thus became the sole note holder of the Notes. Pursuant to an agreement with the sole note holder, we modified these Notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. In May 2003, $125.0 principal amount of registered senior notes were issued in exchange for the modified notes held by the sole note holder. No cash proceeds were received by us. The registered senior Notes mature on May 15, 2013, and bear interest at a per annum rate of 4.625%, payable semi-annually (the "4.625% Notes"). The transaction was accounted for as an exchange of debt instruments and, accordingly, the premium related to the original notes is being amortized over the life of the new 4.625% Notes. The carrying value of the 4.625% Notes represents the $125.0 principal amount, net of the unamortized discount to face value of $1.0 and $3.7 at December 31, 2012 and 2011, respectively.
Maturities of Long-Term Debt
Annual maturities of long-term debt (including unamortized discounts and premiums and excluding the adjustments for debt with fair value hedges) outstanding at December 31, 2012, are as follows:

	2013	2014	2015	2016	2017	After 2018	Total
Maturities	$389.6	$651.6	$566.2	$5.9	$6.2	$1,266.1	$2,885.6
Other Financing
Revolving Credit Facility
We maintain a $1 billion revolving credit facility (the "revolving credit facility"), which expires in November 2013. As discussed below, the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to the floating base rate or LIBOR, plus an applicable margin which varies within a specified band based upon our credit ratings. The revolving credit facility has an annual fee of $2.0, payable quarterly, based on our current credit ratings. The

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revolving credit facility may be used for general corporate purposes. As of December 31, 2012 and 2011, there were no amounts outstanding under the revolving credit facility.
The revolving credit facility contains covenants limiting our ability to, among other things, incur liens and enter into mergers and consolidations or sales of substantially all our assets, and a financial covenant which requires our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated pre-tax income by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. On July 31, 2012, we obtained a waiver from the lenders under our revolving credit facility that allowed us to exclude the non-cash impairment charge associated with the Silpada business recorded during the fourth quarter of 2011 from the interest coverage ratio calculation pursuant to our revolving credit facility for the four fiscal quarters ended September 30, 2012. On December 21, 2012, we entered into an amendment to the revolving credit facility, primarily relating to the calculation of components of the interest coverage ratio that allows us, subject to certain conditions and limitations, to add back to our consolidated net income: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the revolving credit facility. As of December 31, 2012, and based on then interest rates, approximately $250 of the $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was zero at December 31, 2012), could have been drawn down without violating any covenant. If not for the more restrictive interest coverage ratio calculation under our Private Notes (which, pursuant to a notice, is required to be prepaid on March 29, 2013, see above), we would have been able to draw down on the entire $1 billion under our revolving credit facility at December 31, 2012 without violating any covenant. The interest coverage ratio, under our revolving credit facility, for the four fiscal quarters ended December 31, 2012 was 6.64:1 and excludes certain cash and non-cash charges pursuant to the December 2012 amendment.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At December 31, 2012, there was no outstanding commercial paper under this program. In 2012, the demand for our commercial paper declined, partially impacted by the rating agency action described below.
Letters of Credit
At December 31, 2012 and December 31, 2011, we also had letters of credit outstanding totaling $21.4 and $23.4, respectively, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.
Additional Information
Our long-term credit ratings are Baa2 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB+ (Stable Outlook) with Fitch, which is below investment grade. In February 2013, Fitch lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook) and Moody's lowered their long-term credit rating from Baa1 (Negative Outlook) to Baa2 (Stable Outlook). Additional rating agency reviews could result in a further change in outlook or downgrade, which would likely result in an increase in financing costs, including interest expense under certain of our debt instruments, less favorable covenants and financial terms of our financing arrangements, and reduced access to lending sources, including the commercial paper market. For more information regarding risks associated with our ability to refinance debt or access certain debt markets, including the commercial paper market, see "Risk Factors - Our indebtedness and debt service obligations could materially adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows," "Risk Factors - To service our debt obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A on pages 8 through 18 of our 2012 Annual Report.
NOTE 6. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 consisted of the following:

	2012	2011
Foreign currency translation adjustments	$(317.6)	$(325.0)
Pension and postretirement adjustment, net of taxes of $257.4 and $252.9	(548.0)	(515.9)
Net derivative losses from cash flow hedges, net of taxes of $3.7 and $5.8	(11.1)	(13.5)
Total	$(876.7)	$(854.4)
Foreign exchange net gains of $7.7 for 2012 and net losses of $2.0 for 2011 resulting from the translation of actuarial losses, prior service credit and translation obligation recorded in AOCI are included in foreign currency translation adjustments in the rollforward of accumulated other comprehensive loss on the Consolidated Statements of Changes in Shareholders Equity. During 2011, we identified an out-of-period adjustment relating to balances included in AOCI relating to Avon Japan. See Note 1, Description of the Business and Summary of Significant Accounting Policies, for further information.
NOTE 7. Income Taxes
Prior to the fourth quarter of 2012, we had not recognized a deferred income tax liability related to the incremental U.S. taxes on approximately $2.5 billion of undistributed foreign earnings, as these earnings were deemed indefinitely reinvested. During the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that these undistributed earnings of foreign subsidiaries are indefinitely reinvested and, therefore, recorded an additional provision for income taxes of $168.3 on such earnings. At December 31, 2012, we have a deferred income tax liability of $224.8 for the U.S. income taxes on the undistributed earnings of subsidiaries outside of the U.S. We have not recorded a U.S. income tax benefit on $158.7 of undistributed earnings of our subsidiary in Venezuela where local regulations restrict cash distributions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2012	2011
Deferred tax assets:
Accrued expenses and reserves	$273.9	$261.5
Pension and postretirement benefits	195.6	166.0
Asset revaluations	39.4	39.5
Capitalized expenses	131.8	105.8
Intangible assets	142.3	74.7
Share-based compensation	62.2	54.9
Restructuring initiatives	26.4	18.0
Postemployment benefits	14.0	18.4
Tax loss carryforwards	648.3	576.8
Foreign tax credit carryforwards	356.0	282.1
Minimum tax and business credit carryforwards	47.5	47.0
All other	65.5	66.0
Valuation allowance	(627.4)	(546.1)
Total deferred tax assets	1,375.5	1,164.6
Deferred tax liabilities:
Depreciation and amortization	(44.3)	(48.6)
Unremitted foreign earnings	(224.8)	(46.8)
Prepaid expenses	(10.0)	(7.9)
Capitalized interest	(10.2)	(10.1)
All other	(18.8)	(16.5)
Total deferred tax liabilities	(308.1)	(129.9)
Net deferred tax assets	$1,067.4	$1,034.7

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2012	2011
Deferred tax assets:
Prepaid expenses and other	$273.5	$319.0
Other assets	827.2	759.5
Total deferred tax assets	1,100.7	1,078.5
Deferred tax liabilities:
Income taxes	(6.1)	(19.3)
Long-term income taxes	(27.2)	(24.5)
Total deferred tax liabilities	(33.3)	(43.8)
Net deferred tax assets	$1,067.4	$1,034.7
The valuation allowance primarily represents amounts for foreign tax loss carryforwards. The basis used for recognition of deferred tax assets included the profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit carryforwards during the carryover periods. The net increase in the valuation allowance of $81.3 during 2012 was mainly due to several of our foreign entities continuing to incur losses during 2012, thereby increasing the tax loss carryforwards for which a valuation allowance was provided.
Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2012	2011	2010
United States	$(436.5)	$(395.1)	$(228.7)
Foreign	655.1	1,137.7	1,174.1
Total	$218.6	$742.6	$945.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for the years ended December 31 was as follows:

	2012	2011	2010
Federal:
Current	$38.8	$41.7	$40.1
Deferred	(183.9)	(176.6)	(117.2)
	(145.1)	(134.9)	(77.1)
Foreign:
Current	266.0	372.6	409.6
Deferred	144.5	(12.9)	22.4
	410.5	359.7	432.0
State and other:
Current	1.2	(1.5)	3.6
Deferred	(9.8)	(7.1)	(8.3)
	(8.6)	(8.6)	(4.7)
Total	$256.8	$216.2	$350.2
The foreign provision for income taxes includes the U.S. tax cost on foreign earnings of $156.8, $24.7 and $24.3 for the years ended December 31, 2012, 2011 and 2010, respectively.

The effective tax rate for the years ended December 31 was as follows:

	2012	2011	2010
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	(2.5)	(.4)	(.4)
Taxes on foreign income, including translation	(3.9)	(4.4)	(2.4)
Audit settlements, statute expirations and amended returns	(4.2)	(4.3)	(2.5)
Additional tax on unremitted prior year foreign earnings	77.0	—	—
Reserves for uncertain tax positions	5.8	1.6	.8
China goodwill impairment	7.0	—	—
Net change in valuation allowances	2.9	.1	(.2)
Venezuela devaluation and highly inflationary accounting	—	—	6.0
Other	.4	1.5	.7
Effective tax rate	117.5%	29.1%	37.0%
At December 31, 2012, we had tax loss carryforwards of $2,183.7. The loss carryforwards expiring between 2013 and 2032 are $168.3 and the loss carryforwards which do not expire are $2,015.4. We also had minimum tax credit carryforwards of $35.9 which do not expire, business credit carryforwards of $11.6 that will expire between 2020 and 2031, and foreign tax credit carryforwards of $356.0 that will expire between 2018 and 2022.
Uncertain Tax Positions
At December 31, 2012, we had $36.0 of total gross unrecognized tax benefits of which approximately $9.0 would impact the effective tax rate, if recognized.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2009	$113.4
Additions based on tax positions related to the current year	7.5
Additions for tax positions of prior years	6.4
Reductions for tax positions of prior years	(14.4)
Reductions due to lapse of statute of limitations	(5.3)
Reductions due to settlements with tax authorities	(23.3)
Balance at December 31, 2010	84.3
Additions based on tax positions related to the current year	1.2
Additions for tax positions of prior years	9.3
Reductions for tax positions of prior years	(20.0)
Reductions due to lapse of statute of limitations	(6.7)
Reductions due to settlements with tax authorities	(32.1)
Balance at December 31, 2011	36.0
Additions based on tax positions related to the current year	7.4
Additions for tax positions of prior years	9.3
Reductions for tax positions of prior years	(3.7)
Reductions due to lapse of statute of limitations	(6.4)
Reductions due to settlements with tax authorities	(6.6)
Balance at December 31, 2012	$36.0
We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We had $6.2 at December 31, 2012, and $12.9 at December 31, 2011, accrued for interest and penalties, net of tax benefit. We recorded benefits of $1.1, $3.8, and $4.5 for interest and penalties, net of taxes during 2012, 2011 and 2010, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2012, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2007-2012
China	2007-2012
Mexico	2007-2012
Poland	2007-2012
Russia	2011-2012
United States	2012
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $15 to $25 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.
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
We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger early termination of the contracts in certain circumstances, including if we were to merge with another entity and the creditworthiness of the surviving entity were to be "materially weaker" than that of Avon prior to the merger.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2012:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets/ Prepaid expenses and other	$93.1	Other liabilities	$—
Total derivatives designated as hedges		$93.1		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Prepaid expenses and other	$1.7	Accounts payable	$1.7
Foreign exchange forward contracts	Prepaid expenses and other	4.9	Accounts payable	1.5
Total derivatives not designated as hedges		$6.6		$3.2
Total derivatives		$99.7		$3.2
The following table presents the fair value of derivative instruments outstanding at December 31, 2011:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets	$147.6	Other liabilities	$—
Foreign exchange forward contracts	Prepaid expenses and other	1.2	Accounts payable	—
Total derivatives designated as hedges		$148.8		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$6.0	Other liabilities	$6.0
Foreign exchange forward contracts	Prepaid expenses and other	4.4	Accounts payable	10.5
Total derivatives not designated as hedges		$10.4		$16.5
Total derivatives		$159.2		$16.5

Accounting Policies
Derivatives are recognized on the balance sheet at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we had designated it and it qualified as part of a hedging relationship and further, on the type of hedging relationship. We apply the following accounting policies:

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest Rate Risk
Our borrowings are subject to interest rate risk. We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements are designated as fair value hedges. We held interest-rate swap agreements that effectively converted approximately 62% at December 31, 2012, and 74% at December 31, 2011, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was approximately 69% at December 31, 2012, and 82% at December 31, 2011; however, in January 2013, we terminated eight of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $1,000.
In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net. For the year ended December 31, 2012, the net impact of the gain amortization was $4.4. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt.
At December 31, 2012, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $1,375. Unrealized gains were $93.1 at December 31, 2012, of which $90.3 were included within long-term debt and $2.8 were included within debt maturing within one year. Unrealized gains were $147.6 at December 31, 2011, and were included within long-term debt. During 2012 and 2011, we recorded a net loss of $8.4 and a net gain of $53.2, respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At December 31, 2012, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. Unrealized losses on these agreements were immaterial at December 31, 2012 and 2011. During 2012, we recorded an immaterial net gain in other expense, net associated with these undesignated interest-rate swap agreements.
There was no hedge ineffectiveness for the years ended December 31, 2012, 2011 and 2010, related to these interest-rate swaps.
During 2007, we entered into treasury lock agreements (the "2007 locks") with notional amounts totaling $500.0 that expired on July 31, 2008. The 2007 locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the 2007 locks of $38.0 were recorded in AOCI. $19.2 of the losses are being amortized to interest expense over five years and $18.8 are being amortized over ten years.
During 2005, we entered into treasury lock agreements (the "2005 locks") that we designated as cash flow hedges and used to hedge exposure to a possible rise in interest rates prior to the anticipated issuance of ten- and 30-year bonds. In December 2005, we decided that a more appropriate strategy was to issue five-year bonds given our strong cash flow and high level of cash and cash equivalents. As a result of the change in strategy, in December 2005, we de-designated the 2005 locks as hedges and reclassified the gain of $2.5 on the 2005 locks from AOCI to other expense, net. Upon the change in strategy in December 2005, we entered into a treasury lock agreement (the "additional 2005 locks") with a notional amount of $250.0 designated as a cash flow hedge of the $500.0 principal amount of five-year notes payable issued in January 2006. The loss on the additional 2005 locks of $1.9 was recorded in AOCI and has been amortized to interest expense over five years.
During 2003, we entered into treasury lock agreements (the "2003 locks") that we designated as cash flow hedges and used to hedge the exposure to the possible rise in interest rates prior to the issuance of the 4.625% Notes. The loss on the 2003 locks of $2.6 was recorded in AOCI and is being amortized to interest expense over ten years.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2012, we expect to reclassify $1.7, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next 12 months.
For the years ended December 31, 2012 and 2011, treasury lock agreements impacted AOCI as follows:

	2012	2011
Net unamortized losses at beginning of year, net of taxes of $5.8 and $7.9	$(10.7)	$(14.6)
Reclassification of net losses to earnings, net of taxes of $2.1 and $2.1	3.9	3.9
Net unamortized losses at end of year, net of taxes of $3.7 and $5.8	$(6.8)	$(10.7)
Foreign Currency Risk
At December 31, 2012, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Czech Republic koruna, the euro, Mexican peso, New Zealand dollar, Peruvian new sol, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvnia, and Venezuelan bolívar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2012, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $315.3 for the euro, British pound, Mexican peso, Peruvian new sol, the Czech Republic koruna, Polish zloty, Romanian leu, and New Zealand dollar.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During 2012 and 2011, we recorded gains of $7.6 and $8.7, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. Also during 2012 and 2011, we recorded losses of $4.6 and $3.2, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also have used foreign exchange forward contracts and foreign currency-denominated debt to hedge the foreign currency exposure related to the net assets of foreign subsidiaries, which were effective as hedges. Gains of $4.3 for 2012 and $2.8 for 2011, and a loss of $3.7 for 2010, related to the effective portions of these hedges were included in foreign currency translation adjustments within AOCI on the Consolidated Balance Sheets. During 2010 a loss of $20.1 was reclassified from AOCI to discontinued operations due to the sale of Avon Japan. During 2011, we identified an out-of-period adjustment relating to balances included in AOCI relating to Avon Japan. See Note 1, Description of the Business and Summary of Significant Accounting Policies, for further information.
Credit Risk of Financial Instruments
We attempt to minimize our credit exposure to counterparties by entering into derivative transactions and similar agreements with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor’s Corporation. Our foreign currency and interest rate derivatives are comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.
Non-performance of the counterparties on the balance of all the foreign exchange and interest rate agreements would have resulted in a write-off of $99.7 at December 31, 2012. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange and interest rates; however, as mentioned above, in January 2013 we terminated eight of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value of our debt was $90.4, which will be amortized as a reduction to interest expense over the remaining term of the underlying debt obligations.
NOTE 9. Fair Value
Assets and Liabilities Recorded at Fair Value
The fair value measurement provisions required by the Fair Value Measurements and Disclosures Topic of the Codification establish a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on our own assumptions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Total
Assets:
Money market funds	$26.9	$—	$26.9
Available-for-sale securities	1.9	—	1.9
Interest-rate swap agreements	—	94.8	94.8
Foreign exchange forward contracts	—	4.9	4.9
Total	$28.8	$99.7	$128.5
Liabilities:
Interest-rate swap agreements	$—	$1.7	$1.7
Foreign exchange forward contracts	—	1.5	1.5
Total	$—	$3.2	$3.2
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
The tables above exclude our pension and postretirement plan assets. Refer to Note 12, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The money market funds are held in a Healthcare trust in order to fund future benefit payments for both active and retiree benefit plans (see Note 12, Employee Benefit Plans). The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 12, Employee Benefit Plans). The foreign exchange forward contracts and interest-rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. The underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above (see Note 8, Financial Instruments and Risk Management).
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
December 31, 2012 - Silpada
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Silpada goodwill	$—	$—	$44.6	$44.6
Silpada indefinite-lived trademark	—	—	40.0	40.0
Silpada finite-lived customer relationships	—	—	40.0	40.0
Total	$—	$—	$124.6	$124.6

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2012, we completed the annual goodwill and indefinite-lived intangible assets impairment assessments and subsequently determined that the goodwill, indefinite-lived trademark, and finite-lived customer relationships associated with Silpada were impaired. As a result, the carrying amount of Silpada’s goodwill was reduced from $116.7 to its estimated fair value of $44.6, resulting in a non-cash impairment charge of $72.1. In addition, the carrying amount of Silpada’s indefinite-lived trademark was reduced from $85.0 to its estimated fair value of $40.0, resulting in a non-cash impairment charge of $45.0, and the carrying amount of Silpada’s finite-lived customer relationships was reduced from $131.9 to its estimated fair value of $40.0, resulting in a non-cash impairment charge of $91.9.
September 30, 2012 - China
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
China goodwill	$—	$—	$37.3	$37.3
Total	$—	$—	$37.3	$37.3
In the third quarter of 2012, we completed an interim impairment assessment of the fair value of goodwill related to China and subsequently determined that the goodwill associated with China was impaired. As a result, the carrying amount of China’s goodwill was reduced from $81.3 to its estimated fair value of $37.3, resulting in a non-cash impairment charge of $44.0.
December 31, 2011 - Silpada
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
In the fourth quarter of 2011, we completed the annual goodwill and indefinite-lived intangible assets impairment assessments and subsequently determined that the goodwill and an indefinite-lived trademark associated with Silpada were impaired. As a result, the carrying amount of Silpada’s goodwill was reduced from $314.7 to its estimated fair value of $116.7, resulting in a non-cash impairment charge of $198.0. In addition, the carrying amount of Silpada’s indefinite-lived trademark was reduced from $150.0 to its estimated fair value of $85.0, resulting in a non-cash impairment charge of $65.0.
Fair Value Measurement - Silpada and China
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. We use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair values of Silpada and China included the discount rate (based on the weighted-average cost of capital) and revenue growth, as well as silver prices and Representative growth and activity rates for Silpada. The fair value of Silpada's indefinite-lived trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of the Silpada finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. A significant decline in expected future cash flows and growth rates or a change in the discount rate used to fair value expected future cash flows may result in future impairment charges.
See Note 17, Goodwill and Intangible Assets for further information on Silpada and China.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, money market funds, accounts receivable, loans receivable, debt maturing within one year, accounts payable, long-term debt, foreign exchange forwards contracts, and interest-rate swap agreements. The carrying value for cash and cash equivalents, accounts receivable, accounts payable, and short-term investments approximate fair value because of the short-term nature of these instruments. The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	1.9	1.9	1.8	1.8
Money market funds	26.9	26.9	—	—
Debt maturing within one year(1)	572.0	572.2	849.3	849.3
Long-term debt(1)	2,623.9	2,547.8	2,459.1	2,445.2
Foreign exchange forward contracts	3.4	3.4	(4.9)	(4.9)
Interest-rate swap agreements	93.1	93.1	147.6	147.6
(1) The carrying value of debt maturing within one year and long-term debt is net of related discount or premium as well as unrealized gains from interest-rate swap agreements.
The methods and assumptions used to estimate fair value are as follows:
Available-for-sale securities and money market funds - The fair values of these investments were the quoted market prices for issues listed on securities exchanges.
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
NOTE 10. Share-Based Compensation Plans
The Avon Products, Inc. 2010 Stock Incentive Plan (the "2010 Plan"), which is a shareholder approved plan, provides for several types of share-based incentive compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units. Under the 2010 Plan, the maximum number of shares that may be awarded is 32,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or Stock Appreciation Right ("SAR"), by each share of stock subject to such an award and (ii) in the case of the grant of an award payable in stock other than an option or SAR by 2.33 multiplied by each share of stock subject to such award. Shares issued under share-based awards will be primarily funded with issuance of new shares.
We have issued stock options, stock appreciation rights, restricted stock units and performance restricted stock units under the 2010 Plan. Stock option awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Those option awards and stock appreciation rights generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock units granted to Associates generally vest and settle after three years. Restricted stock units awarded to non-management directors generally vest in approximately one year and settle upon a director's departure from the Board of Directors. Performance restricted stock units generally vest after three years only upon the satisfaction of certain performance conditions.
For the years ended December 31:

	2012	2011	2010
Compensation cost for stock options, stock appreciation rights and restricted stock units	$41.1	$36.6	$57.6
Total income tax benefit recognized for share-based arrangements	13.0	11.7	18.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of the compensation cost for stock options, stock appreciation rights, and restricted stock units for 2012, 2011, and 2010 was recorded in selling, general and administrative expenses. For the years ended December 31, 2012, 2011, and 2010, we have determined that we have a pool of windfall tax benefits.
Stock Options
The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for options granted during the years ended December 31:

	2012	2011	2010
Risk-free rate(1)	.7%	1.8%	1.9%
Expected term(2)	4 years	4 years	4 years
Expected volatility(3)	38%	38%	38%
Expected dividends(4)	5.0%	3.0%	3.0%

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)	The expected term of the option was based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of 10 years.

(3)	Expected volatility was based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	Assumed the then-current cash dividends of $.23 during 2012, $.23 during 2011 and $.22 during 2010 per share each quarter on our common stock for options granted during those years.
The weighted-average grant-date fair values per share of options granted were $3.55 during 2012, $6.51 during 2011 and $7.91 during 2010.
A summary of stock options as of December 31, 2012, and changes during 2012, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	28,361	$31.30
Granted	1,775	18.24
Exercised	(556)	15.50
Forfeited	(377)	23.63
Expired	(2,913)	29.69
Outstanding at December 31, 2012	26,290	$31.00	4.3	$2.2
Exercisable at December 31, 2012	22,580	$31.76	3.8	$.1
At December 31, 2012, there was approximately $3.8 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.3 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.
Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2012, 2011, and 2010, were as follows:

	2012	2011	2010
Cash proceeds from stock options exercised	$8.6	$16.8	$23.9
Tax (obligation)/ benefit realized for stock options exercised	(3.7)	1.3	3.3
Intrinsic value of stock options exercised	2.2	10.0	14.6
Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units
The fair value of restricted stock units and performance restricted stock units granted was determined based on the closing price of our common stock on the date of grant.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2011 we granted performance restricted stock units that vest after three years only upon the satisfaction of certain performance conditions. We accrue compensation cost if it is probable that the performance conditions will be achieved and reassess whether achievement of the performance conditions are probable at each reporting period. In the fourth quarter of 2011, we assessed that it is no longer probable that we would meet the specified performance conditions, and reversed the compensation cost recognized to-date.
In March 2012, we granted performance restricted stock units that vest after three years only upon the satisfaction of certain performance conditions. Later in March 2012, we amended one of these performance conditions associated with this award. As a result, the incremental compensation cost associated with this modification totaled $.9, of which $.3 was recognized in 2012. We currently believe that the achievement of the performance conditions is probable.

A summary of restricted stock and restricted stock units at December 31, 2012, and changes during 2012, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2012	3,317	$23.88
Granted	1,792	18.13
Vested	(1,233)	17.41
Forfeited	(409)	24.07
December 31, 2012	3,467	$23.18

A summary of performance restricted stock units at December 31, 2012, and changes during 2012, is as follows:

	Performance Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2012(1)	1,021	$27.72
Granted	1,998	19.45
Vested	—	—
Forfeited	(110)	23.80
December 31, 2012(1)	2,909	$22.19
(1) Based on target payout
The total fair value of restricted stock units that vested during 2012 was $22.8, based upon market prices on the vesting dates. At December 31, 2012, there was approximately $43.7 of unrecognized compensation cost related to restricted stock, restricted stock units and performance restricted stock units compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.
In addition to the amounts in the table above, in April 2012 we granted 200,000 restricted stock units that will be funded with treasury shares, outside of the 2010 Plan, in reliance upon The New York Stock Exchange rules. These restricted stock units have a weighted-average grant-date fair value of $21.69 and vest and settle ratably over five years. During 2012, we recognized compensation cost of $1.4 for these restricted stock units. At December 31, 2012, there was $2.9 of unrecognized compensation cost related to these restricted stock units.
NOTE 11. Stock Repurchase Program
In October 2007, our Board of Directors approved a five-year $2,000.0 share repurchase program ("$2.0 billion program") which began in December 2007. The program expired on December 17, 2012. We repurchased approximately 4.8 million shares for $180.8 under the $2.0 billion program through its expiration.
NOTE 12. Employee Benefit Plans
Savings Plan
We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $12.2 in 2012, $12.6 in 2011 and $12.5 in 2010, which were then used by the PSA to purchase our shares in the open market through June 30, 2011.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We provide health care and life insurance benefits (through the end of 2012 only) subject to certain limitations to the majority of retired employees in the U.S. and certain foreign countries. In the U.S., the cost of such health care benefits is shared by us and our retirees for employees hired on or before January 1, 2005. Employees hired after January 1, 2005, will pay the full cost of the health care benefits upon retirement. In August 2009, we announced changes to our postretirement medical and life insurance benefits offered to U.S. retirees. The changes to the retiree medical benefits reduced the plan’s obligations by $36.3. This amount is being amortized as a negative prior service cost over the average future service of active participants which is approximately 12 years. The changes to the retiree life insurance benefits reduced the plan’s obligations by $27.7. This amount was amortized as a negative prior service cost over 3.3 years, which was the remaining term of the plan.
We are required, among other things, to recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of accumulated other comprehensive income, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost. We recognize prior service costs or credits and actuarial gains and losses beyond a 10% corridor to earnings based on the estimated future service period of the participants. The determination of the 10% corridor utilizes a calculated value of plan assets for our more significant plans, whereby gains and losses are smoothed over three- and five-year periods.
Reconciliation of Benefit Obligations, Plan Assets and Funded Status
The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Change in Benefit Obligation:
Beginning balance	$(753.7)	$(702.6)	$(746.7)	$(720.3)	$(132.3)	$(133.0)
Service cost	(15.1)	(12.8)	(18.0)	(15.4)	(1.9)	(2.0)
Interest cost	(29.6)	(32.6)	(39.8)	(39.7)	(5.8)	(6.4)
Actuarial loss	(68.7)	(89.9)	(49.6)	(21.5)	(7.4)	(1.9)
Plan participant contributions	—	—	(2.3)	(2.5)	(3.3)	(4.0)
Benefits paid	75.2	83.9	48.7	42.1	12.6	14.1
Plan amendments	—	—	(4.8)	4.6	—	—
Curtailments	(.4)	.3	1.2	—	(.2)	(.2)
Special termination benefits	(.4)	—	—	—	(.2)	—
Foreign currency changes and other	—	—	(27.2)	6.0	.4	1.1
Ending balance	$(792.7)	$(753.7)	$(838.5)	$(746.7)	$(138.1)	$(132.3)
Change in Plan Assets:
Beginning balance	$493.4	$451.7	$536.4	$540.6	$42.6	$43.7
Actual return on plan assets	67.0	37.0	57.7	(.1)	2.7	(1.1)
Company contributions	44.0	88.6	40.7	38.4	(36.0)	10.1
Plan participant contributions	—	—	2.3	2.5	3.3	4.0
Benefits paid	(75.2)	(83.9)	(48.7)	(42.1)	(12.6)	(14.1)
Foreign currency changes and other	—	—	20.9	(2.9)	—	—
Ending balance	$529.2	$493.4	$609.3	$536.4	$—	$42.6
Funded Status:
Funded status at end of year	$(263.5)	$(260.3)	$(229.3)	$(210.3)	$(138.1)	$(89.7)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$2.0	$2.7	$—	$—
Accrued compensation	(23.1)	(7.9)	(2.5)	(12.7)	(9.4)	(4.6)
Employee benefit plans liability	(240.4)	(252.4)	(228.8)	(200.3)	(128.7)	(85.1)
Net amount recognized	$(263.5)	$(260.3)	$(229.3)	$(210.3)	$(138.1)	$(89.7)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$483.6	$489.6	$314.8	$294.6	$52.6	$52.3
Prior service credit	(.7)	(1.0)	(8.2)	(14.9)	(38.3)	(53.0)
Transition obligation	—	—	.2	.2	—	—
Total pretax amount recognized	$482.9	$488.6	$306.8	$279.9	$14.3	$(.7)
Supplemental Information:
Accumulated benefit obligation	$776.5	$737.3	$768.5	$680.9	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$792.7	$753.7	$822.6	$730.2	N/A	N/A
Fair value plan assets	529.2	493.4	591.3	517.1	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$792.7	$753.7	$809.4	$720.1	N/A	N/A
Accumulated benefit obligation	776.5	737.3	761.9	675.9	N/A	N/A
Fair value plan assets	529.2	493.4	581.5	508.6	N/A	N/A
The U.S. pension plans include funded qualified plans and unfunded non-qualified plans. As of December 31, 2012, the U.S. qualified pension plans had benefit obligations of $728.8 and plan assets of $529.2. As of December 31, 2011, the U.S. qualified pension plans had benefit obligations of $683.5 and plan assets of $493.4. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

During the second quarter of 2012, approximately $40 of assets previously designated and intended to be used solely for postretirement benefits were transferred to a trust that funds both active and retiree benefits (the "healthcare trust"). We treated the transfer of these assets as a negative contribution in our net benefit obligation. At December 31, 2012, the balance in this healthcare trust was $26.9.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost:
Service cost	$15.1	$12.8	$11.9	$18.0	$15.4	$14.6	$1.9	$2.0	$2.0
Interest cost	29.6	32.6	35.6	39.8	39.7	39.3	5.8	6.4	7.1
Expected return on plan assets	(36.0)	(36.2)	(36.9)	(39.1)	(41.1)	(37.7)	—	(2.2)	(2.4)
Amortization of prior service credit	(.3)	(.3)	(.3)	(1.3)	(1.6)	(1.3)	(13.2)	(16.0)	(17.0)
Amortization of net actuarial losses	43.7	45.4	38.5	17.6	13.5	13.0	4.1	3.2	3.5
Amortization of transition obligation	—	—	—	—	.1	.1	—	—	—
Settlements/curtailments	.8	(.3)	1.2	1.9	1.4	1.6	(1.0)	(.8)	—
Other	—	—	—	.7	.6	.6	—	—	—
Net periodic benefit cost	$52.9	$54.0	$50.0	$37.6	$28.0	$30.2	$(2.4)	$(7.4)	$(6.8)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Actuarial losses (gains)	$37.7	$89.2	$20.9	$31.0	$62.7	$(3.0)	$4.7	$5.2	$(3.8)
Prior service cost (credit)	—	—	(.2)	4.8	(4.6)	—	—	—	—
Amortization of prior service credit	.3	.2	.3	2.4	1.6	1.3	14.6	17.0	17.0
Amortization of net actuarial losses	(43.7)	(45.4)	(38.4)	(21.8)	(14.8)	(14.5)	(4.1)	(3.2)	(3.6)
Amortization of transition obligation	—	—	—	—	(.1)	(.1)	—	—	—
Settlements/curtailments	—	—	.2	—	—	—	—	—	—
Foreign currency changes	—	—	—	10.4	(2.9)	(9.5)	(.2)	(.3)	.1
Total recognized in other comprehensive loss*	(5.7)	44.0	(17.2)	26.8	41.9	(25.8)	15.0	18.7	9.7
Total recognized in net periodic benefit cost and other comprehensive loss	$47.2	$98.0	$32.8	$64.4	$69.9	$4.4	$12.6	$11.3	$2.9
* Amounts represent the pre-tax effect included within other comprehensive loss. The net of tax amounts are included within the Consolidated Statements of Changes in Shareholders’ Equity.
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$45.1	$18.9	$3.3
Prior service credit	(.3)	(1.1)	(4.8)
Transition obligation	—	—	—

Assumptions
Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.55%	4.10%	4.63%	5.30%	3.99%	4.66%
Rate of compensation increase	3.86%	3.82%	3.88%	4.13%	N/A	N/A
The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans were based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. plans determined on this basis has decreased to 4.11% at December 31, 2012, from 4.69% at December 31, 2011.
Weighted-average assumptions used to determine net benefit cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.10%	4.80%	5.35%	5.30%	5.60%	6.04%	4.66%	5.28%	5.83%
Rate of compensation increase	3.82%	4.00-6.00%	4.00-6.00%	4.13%	4.00%	4.04%	N/A	N/A	N/A
Rate of return on assets	7.75%	8.00%	8.00%	6.85%	7.16%	7.31%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2012, the assumed rate of return on assets globally was 7.28%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. plans.
The assumed rate of return for determining 2012 net costs for the U.S. plan was 7.75%. In addition, the current rate of return assumption for the U.S. plan was based on an asset allocation of approximately 35% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 4% in the long term) and approximately 65% in equity securities and high yield securities (which are expected to earn approximately 6% to 10% in the long term). Similar assessments were performed in determining rates of return on non-U.S. pension plan assets, to arrive at our weighted-average assumed rate of return of 6.85% for determining 2012 net cost.

Plan Assets
Our U.S. and non-U.S. funded pension and postretirement plans target and weighted-average asset allocations at December 31, 2012 and 2011, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans			U.S. Postretirement Plan
	% of Plan Assets			% of Plan Assets			% of Plan Assets
	Target	at Year End		Target	at Year End		Target	at Year End
Asset Category	2013	2012	2011	2013	2012	2011	2013	2012	2011
Equity securities	55-60%	58%	57%	55-65%	60%	61%	N/A	N/A	47%
Debt securities	30-35	34	35	30-40	33	32	N/A	N/A	53
Real Estate	—	—	—	—	2	3	N/A	N/A	—
Other	5-10	8	8	0-10	5	4	N/A	N/A	—
Total	100%	100%	100%	100%	100%	100%	N/A	N/A	100%

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of December 31, 2012:

	U.S. Pension Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$186.4	$186.4
International equity	—	71.0	71.0
Emerging markets	—	50.5	50.5
	—	307.9	307.9
Fixed Income Securities:
Corporate bonds	—	148.0	148.0
Government securities	—	72.2	72.2
	—	220.2	220.2
Cash	1.1	—	1.1
Total	$1.1	$528.1	$529.2

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$71.3	$—	$71.3
International equity	—	297.4	—	297.4
	—	368.7	—	368.7
Fixed Income Securities:
Corporate bonds	—	85.9	—	85.9
Government securities	—	113.3	—	113.3
Other	—	11.5	—	11.5
	—	210.7	—	210.7
Other:
Cash	16.4	—	—	16.4
Real estate	—	—	13.1	13.1
Other	—	—	.4	.4
	16.4	—	13.5	29.9
Total	$16.4	$579.4	$13.5	$609.3

As mentioned above, during the second quarter of 2012 approximately $40 of assets previously designated and intended to be used solely for postretirement benefits were transferred to a trust that funds both active and retiree benefits (the "healthcare trust"). At December 31, 2012, there were no U.S. or non-U.S. postretirement assets.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension and postretirement assets measured at fair value on a recurring basis as of December 31, 2011:

	U.S. Pension and Postretirement Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$193.3	$193.3
International equity	—	64.4	64.4
Emerging markets	—	42.7	42.7
	—	300.4	300.4
Fixed Income Securities:
Corporate bonds	—	180.7	180.7
Government securities	—	53.3	53.3
	—	234.0	234.0
Cash	1.6	—	1.6
Total	$1.6	$534.4	$536.0

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$104.4	$—	$104.4
International equity	14.7	206.2	—	220.9
	14.7	310.6	—	325.3
Fixed Income Securities:
Corporate bonds	—	64.3	—	64.3
Government securities	—	103.4	—	103.4
Other	—	7.9	—	7.9
	—	175.6	—	175.6
Other:
Cash	19.6	—	—	19.6
Real estate	—	—	14.6	14.6
Other	—	—	1.3	1.3
	19.6	—	15.9	35.5
Total	$34.3	$486.2	$15.9	$536.4

At December 31, 2011, there were no non-U.S. postretirement assets.
A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance as of January 1, 2011	$15.4
Actual return on plan assets held	.4
Foreign currency changes	.1

Balance as of December 31, 2011	15.9
Actual return on plan assets held	(2.6)
Foreign currency changes	.2

Balance as of December 31, 2012	$13.5

Investments in equity securities classified as Level 1 in the fair value hierarchy are valued at quoted market prices. Investments in equity securities classified as Level 2 in the fair value hierarchy include collective funds that are valued at quoted market

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prices for non-active securities. Fixed income securities are based on broker quotes for non-active securities. Mutual funds are valued at quoted market prices. Real estate is valued by reference to investment and leasing transactions at similar types of property, supplemented by third party appraisals.

The overall objective of our U.S. pension plan is to provide the means to pay benefits to participants and their beneficiaries in the amounts and at the times called for by the plan. This is expected to be achieved through the investment of our contributions and other trust assets and by utilizing investment policies designed to achieve adequate funding over a reasonable period of time.
Pension trust assets are invested so as to achieve a return on investment, based on levels of liquidity and investment risk that are prudent and reasonable as circumstances change from time to time. While we recognize the importance of the preservation of capital, we also adhere to the theory of capital market pricing which maintains that varying degrees of investment risk should be rewarded with compensating returns. Consequently, prudent risk-taking is justifiable.
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
Cash flows
We expect to make contributions in the range of $55 to $60 to our U.S. pension and postretirement plans and in the range of $40 to $45 to our international pension and postretirement plans during 2013.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2013	$92.8	$38.3	$131.1	$9.4
2014	61.5	39.7	101.2	9.4
2015	58.1	40.4	98.5	9.5
2016	56.3	42.9	99.2	9.5
2017	55.3	44.0	99.3	9.4
2018 - 2022	261.5	268.3	529.8	43.9

Postretirement Benefits
For 2012, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 9.7% for all claims and is assumed to gradually decrease each year thereafter to 5.1% in 2017 and beyond for our U.S. plan. A one-percentage point change in the assumed health care cost trend rates for all postretirement plans would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$.2	$(.2)
Effect on postretirement benefit obligation	2.5	(2.3)

Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits, continuation of health care benefits and life insurance coverage (through the end of 2012 only) to eligible former employees after employment

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

but before retirement. The accrued cost for postemployment benefits was $52.2 at December 31, 2012 and $69.5 at December 31, 2011, and was included in employee benefit plans liability.
Supplemental Retirement Programs
We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, the deferral of performance restricted stock units for certain employees, and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three investment alternatives. Expense associated with the DCP was $1.7 for 2012, $1.4 for 2011, and $3.3 for 2010. The accrued liability for the DCP was $69.7 at December 31, 2012 and $75.7 at December 31, 2011 and was included in other liabilities.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $8.4 in 2012, $9.8 in 2011 and $10.0 in 2010. The benefit obligation under these programs was $63.9 at December 31, 2012, and $68.4 at December 31, 2011 and was included in employee benefit plans and accrued compensation.
We also maintain a Supplemental Life Plan ("SLIP") under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers. The SLIP has not been offered to new officers since January 1, 2010.
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2012	2011
Corporate-owned life insurance policies	$42.7	$41.9
Cash and cash equivalents	(.1)	.7
Total	$42.6	$42.6
The assets are recorded at fair market value, except for investments in corporate-owned life insurance policies which are recorded at their cash surrender values as of each balance sheet date, which is a proxy of fair value. Changes in the cash surrender value during the period are recorded as a gain or loss in the Consolidated Statements of Income.

NOTE 13. Segment Information
Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. The segments have similar business characteristics and each offers similar products through similar customer access methods.
In conjunction with organizational changes, effective in the second quarter of 2012, the results of Central & Eastern Europe and Western Europe, Middle East & Africa were managed as a single operating segment. Accordingly, Europe, Middle East & Africa amounts include the results of Central & Eastern Europe and Western Europe, Middle East & Africa for all periods presented.
In conjunction with organizational changes, effective in the second quarter of 2012, the Dominican Republic was included in Latin America whereas in prior periods it had been included in North America. The impact was not material to either segment. Accordingly, the Dominican Republic is included in Latin America and excluded from North America for all periods presented.
Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, marketing and professional and related fees associated with the Foreign Corrupt Practices Act ("FCPA") investigations and compliance reviews. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as Global and other expenses. We do not allocate to our segments costs of implementing restructuring initiatives related to our global functions or professional and related fees associated with the FCPA investigations and compliance reviews. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accounting policies of the segments are the same as those described in Note 1, Description of the Business and Summary of Significant Accounting Policies. We evaluate the performance of our segments based on revenues and operating profits or losses. Segment revenues primarily reflect direct sales of products to Representatives based on the Representative’s geographic location. Intersegment sales and transfers are not significant. Each segment records direct expenses related to its employees and its operations.
Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue & Operating Profit (Loss)
	2012		2011		2010
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit
Latin America	$4,993.7	$443.9	$5,161.8	$634.0	$4,640.0	$613.3
Europe, Middle East & Africa	2,914.2	312.8	3,122.8	478.9	3,047.9	474.3
North America	1,906.8	(214.9)	2,064.6	(188.0)	2,193.5	147.3
Asia Pacific	902.4	5.1	942.4	81.4	981.4	82.6
Total from operations	10,717.1	546.9	11,291.6	1,006.3	10,862.8	1,317.5
Global and other	—	(232.1)	—	(151.7)	—	(244.4)
Total	$10,717.1	$314.8	$11,291.6	$854.6	$10,862.8	$1,073.1

Total Assets
	2012	2011	2010
Latin America	$2,713.3	$2,766.4	$2,778.6
Europe, Middle East & Africa	1,380.2	1,516.2	1,601.2
North America	969.4	1,185.7	1,457.0
Asia Pacific	537.7	628.8	630.6
Total from operations	5,600.6	6,097.1	6,467.4
Global and other	1,781.9	1,637.9	1,406.3
Total assets	$7,382.5	$7,735.0	$7,873.7

Capital Expenditures
	2012	2011	2010
Latin America	$99.0	$117.1	$200.5
Europe, Middle East & Africa	27.1	51.2	54.6
North America	8.9	12.5	18.5
Asia Pacific	4.6	16.0	18.9
Total from operations	139.6	196.8	292.5
Global and other	89.2	79.9	38.7
Total capital expenditures	$228.8	$276.7	$331.2

Depreciation and Amortization
	2012	2011	2010
Latin America	$74.3	$72.8	$54.2
Europe, Middle East & Africa	47.0	60.3	52.1
North America	50.8	60.4	51.4
Asia Pacific	21.2	18.6	16.5
Total from operations	193.3	212.1	174.2
Global and other	36.3	27.5	20.6
Total depreciation and amortization	$229.6	$239.6	$194.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total Revenue by Major Country
	2012	2011	2010
Brazil	$2,041.7	$2,316.3	$2,182.8
U.S.	1,588.8	1,719.7	1,828.6
All other	7,086.6	7,255.6	6,851.4
Total	$10,717.1	$11,291.6	$10,862.8
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

Long-Lived Assets by Major Country
	2012	2011	2010
U.S.	$840.7	$1,088.7	$1,297.8
Brazil	409.1	418.8	450.2
All other	1,330.2	1,322.0	1,307.5
Total	$2,580.0	$2,829.5	$3,055.5
A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. The U.S. and Brazil’s long-lived assets consist primarily of property, plant and equipment related to manufacturing and distribution facilities.

Revenue by Product Category
	2012	2011	2010
Beauty(1)	$7,642.7	$8,067.8	$7,671.3
Fashion(2)	1,891.7	1,995.5	2,016.5
Home(3)	1,011.7	1,048.7	1,043.5
Net sales	10,546.1	11,112.0	10,731.3
Other revenue(4)	171.0	179.6	131.5
Total revenue	$10,717.1	$11,291.6	$10,862.8

(1)	Beauty includes color cosmetics, fragrances, skin care and personal care.

(2)	Fashion includes fashion jewelry, watches, apparel, footwear, accessories, and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.
NOTE 14. Leases and Commitments
Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2012, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2013	$114.9	$423.4
2014	94.0	264.5
2015	75.8	171.8
2016	64.7	104.8
2017	41.7	105.4
Later years	148.5	2.2
Sublease rental income	(18.2)	—
Total	$521.4	$1,072.1
Rent expense was $133.3 in 2012, $138.8 in 2011, and $126.1 in 2010. Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $110.6 were in progress at December 31, 2012.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We have approved and announced all of the initiatives that are part of our 2005 and 2009 Restructuring Programs. We believe that we have substantially realized the anticipated savings associated with our 2005 Restructuring Program, and we are on track to achieve our anticipated savings associated with our 2009 Restructuring Program. The savings achieved from these Restructuring Programs have been offset by investments in Representative Value Proposition and advertising. Since 2005, we have recorded total costs to implement restructuring initiatives of $527.1 before taxes for actions associated with the 2005 Restructuring Program, but we expect our total costs when fully implemented to be approximately $525 before taxes when considering historical and future costs along with expected gains from sales of properties. With regards to the 2009 Restructuring Program, we have recorded total costs to implement restructuring initiatives of $255.0 before taxes and expect total costs to implement to reach approximately $260 before taxes. We have incurred and will incur other costs to implement restructuring initiatives for other professional services and accelerated depreciation. The future costs are expected to be partially offset by expected gains on the sales of properties exited due to restructuring initiatives.
Restructuring Charges – 2010
During 2010, we recorded total costs to implement of $80.7 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net charge of $41.3 primarily for employee-related costs, including severance and pension benefits;

•
implementation costs of $27.7 for professional service fees, primarily associated with our initiatives to outsource certain finance processes, realign certain distribution operations, realign certain support functions to a more regional basis and realign certain manufacturing facilities; and

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

•
implementation costs of $27.2 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations, realign certain support functions to a more regional basis and realign certain manufacturing facilities; and

•
accelerated depreciation of $14.6 associated with our initiatives to realign certain distribution operations and close certain manufacturing operations, offset by a net gain of $5.2 primarily due to the sale of a facility in Germany.

Of the total costs to implement, $28.8 was recorded in selling, general and administrative expenses and $11.2 was recorded in cost of sales for 2011.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring Charges – 2012
During 2012, we recorded total costs to implement of $.1 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net benefit of $12.1 as a result of adjustments to the reserve, partially offset by employee-related costs;

•	implementation costs of $8.9 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•
accelerated depreciation of $4.7 associated with our initiatives to realign certain distribution operations and close certain manufacturing operations, offset by a net gain of $1.4 due to the sale of machinery and equipment in Germany.

Of the total cost to implement, a net benefit of $3.0 was recorded in selling, general and administrative expenses and total costs to implement of $3.1 were recorded in cost of sales for 2012.
The liability balances, which primarily consist of employee-related costs, for the initiatives under the 2005 and 2009 Restructuring Programs are shown below:

Total
Balance December 31, 2009	$149.0
2010 Charges	64.6
Adjustments	(23.3)
Cash payments	(49.2)
Non-cash write-offs	(1.7)
Foreign exchange	(3.5)
Balance December 31, 2010	$135.9
2011 Charges	25.6
Adjustments	(22.2)
Cash payments	(64.1)
Non-cash write-offs	.3
Foreign exchange	(1.6)
Balance December 31, 2011	$73.9
2012 Charges	2.3
Adjustments	(14.4)
Cash payments	(41.5)
Non-cash write-offs	1.0
Foreign exchange	(.3)
Balance December 31, 2012	$21.0

Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented.
The following table presents the restructuring charges incurred to date, net of adjustments, under our 2005 and 2009 Restructuring Programs:

	Employee- Related Costs	Asset Write-offs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred on approved initiatives	$482.5	$10.8	$7.2	$11.6	$21.6	$533.7
The charges, net of adjustments, of initiatives under the 2005 and 2009 Restructuring Programs by reportable business segment were as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2005	$3.5	$12.7	$6.9	$22.4	$6.1	$51.6
2006	34.6	52.0	61.8	14.2	29.5	192.1
2007	14.9	69.8	7.0	4.9	12.7	109.3
2008	1.9	20.7	(1.1)	(.7)	(3.0)	17.8
2009	19.2	52.5	26.7	19.9	12.0	130.3
2010	13.6	(.8)	17.8	(.3)	11.0	41.3
2011	2.1	1.9	(1.1)	(.3)	.8	3.4
2012	(7.8)	(1.0)	(1.7)	(.4)	(1.2)	(12.1)
Charges incurred on approved initiatives	$82.0	$207.8	$116.3	$59.7	$67.9	$533.7
The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable.

Additional Restructuring Charges 2012
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs, and improve efficiencies. In addition, management approved the relocation of our corporate headquarters in New York City. As a result of the analysis and the actions taken, during 2012, we recorded total costs to implement these various restructuring initiatives of $73.9 before taxes associated with approved initiatives, and the costs consisted of the following:

•	net charge of $53.4 primarily for employee-related costs, including severance and pension benefits;

•	contract termination costs of $12.0 associated with the relocation of our corporate headquarters;

•	implementation costs of $5.8 for professional service fees; and

•	accelerated depreciation of $2.7 associated with the relocation of our corporate headquarters.
Total costs to implement were recorded in selling, general and administrative expenses for the year ended December 31, 2012. The majority of future cash payments associated with these charges are expected to be made during 2013.
The liability balance for these various restructuring initiatives as of December 31, 2012 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
2012 Charges	$53.4	$12.0	$65.4
Cash payments	(33.9)	(.2)	(34.1)
Non-cash write-offs	(1.6)	—	(1.6)
Foreign exchange	(.3)	—	(.3)
Balance at December 31, 2012	$17.6	$11.8	$29.4
Non-cash write-offs associated with employee-related costs are the result of settlement, curtailment and special termination benefit charges for pension plans and postretirement due to the initiatives implemented.
The charges approved to date under the additional restructuring initiatives by reportable business segment were as follows: $13.8 in Latin America, $10.2 in Europe, Middle East & Africa, $4.7 in North America, $4.3 in Asia Pacific, and $32.4 in Corporate.

$400M Cost Savings Initiative
On December 11, 2012, we announced initial steps of a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. The $400M Cost Savings Initiative includes a global headcount reduction and related actions, as well as our exit from the South Korea and Vietnam markets. As part of the $400M Cost Savings Initiative, we identified certain actions in the fourth quarter of 2012, the majority of which are expected to take effect in 2013, that we believe will accelerate top line growth and reduce costs. As a result of these actions, we recorded total costs to implement these restructuring initiatives of $50.7 before taxes associated with approved initiatives. For the initiatives approved to date, we expect our total costs to implement to be in the range of $70 to $80 before taxes. At this time we are

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unable to quantify the total costs when the initiative is fully implemented. In connection with the initial steps of the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $70 before taxes.
The total cost to implement recorded in 2012 related to these initiatives consisted of the following:

•	net charge of $45.2 primarily for employee-related costs, including severance and pension benefits;

•	accelerated depreciation of $2.2 associated with the closure and rationalization of certain facilities;

•	net charge of $1.9 primarily related to contract termination costs associated with the closure of certain facilities and our exit from the South Korea market; and

•	inventory write-offs of $1.4 associated with the exit of our South Korea and Vietnam markets.
Of the total cost to implement, $49.3 was recorded in selling, general and administrative expenses and $1.4 was recorded in cost of sales for 2012. Cash payments associated with these charges are expected to be made primarily during 2013.
The liability balance for the $400M Cost Savings Initiative as of December 31, 2012 is as follows:

	Employee- Related Costs	Inventory Write-offs	Contract Terminations/Other	Total
2012 Charges	$45.2	$1.4	$1.9	$48.5
Cash payments	(3.2)	—	(.2)	(3.4)
Non-cash write-offs	(.8)	(1.4)	—	(2.2)
Foreign exchange	.1	—	—	.1
Balance at December 31, 2012	$41.3	$—	$1.7	$43.0
The following table presents the restructuring charges incurred to date, net of adjustments, under our $400M Cost Savings Initiative, along with the charges expected to be incurred under the plan:

	Employee- Related Costs	Inventory Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$45.2	$1.4	$—	$1.9	$48.5
Charges to be incurred on approved initiatives	6.4	—	(3.2)	2.1	5.3
Total expected charges on approved initiatives	$51.6	$1.4	$(3.2)	$4.0	$53.8
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
Charges incurred to date	$12.9	$1.1	18.0	$12.9	$3.6	$48.5
Charges to be incurred on approved initiatives	8.6	1.0	(2.4)	(2.1)	.2	5.3
Total expected charges on approved initiatives	$21.5	$2.1	$15.6	$10.8	$3.8	$53.8
As noted previously, for the initiatives approved to date, we expect to record total costs to implement in the range of $70 to $80 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Contingencies
FCPA Investigations
As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act ("FCPA") and related U.S. and foreign laws in China and additional countries. The internal investigation, which is being conducted under the oversight of our Audit Committee, began in June 2008.
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

Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). These actions allege breach of fiduciary duty, abuse of control, waste of corporate assets, and, in one complaint, unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or both of these derivative complaints includes certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. In the Parker case, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is adjourned until plaintiff files an amended pleading. In Schwartz, the parties have agreed to defer the filing of an amended complaint and the defendants' response thereto until the parties submit a further stipulation addressing the scheduling of proceedings. On May 14, 2012, County of York Retirement Plan ("County of York") - which had been a plaintiff in a previously-filed but now discontinued derivative action - filed a complaint against the Company seeking enforcement of its demands for the inspection of certain of

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company's books and records (County of York Retirement Plan v. Avon Products, Inc., New York Supreme Court, New York County, Index No. 651673/2012). On July 10, 2012, the Company moved to dismiss County of York's complaint. We are unable to predict the outcome of these matters.

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

In April 2012, several purported shareholders' actions were filed against the Company and certain present or former directors of the Company in New York Supreme Court, New York County (Pritika v. Jung, et al., Index No. 651072/2012; Feinman v. Avon Products, Inc., et al., Index No. 651087/2012; Gaines v. Jung, et al., Index No. 651097/2012; Schwartz v. Avon Products, Inc., et al., Index No. 651152/2012; Robaczynki, individually and on behalf of all others similarly situated and derivatively on behalf of Avon Products, Inc. v. Jung, et al., Index No. 651176/2012). On April 26, 2012, the actions were consolidated in New York Supreme Court, New York County (In re Avon Products, Inc. Shareholder Litigation, Consolidated Index No. 651087/2012E). An amended consolidated complaint was filed on May 18, 2012. The amended consolidated complaint asserts a derivative claim against the individual defendants based on alleged breaches of fiduciary duties in connection with indications of interest by Coty, Inc. in acquiring the Company. The Company is named as a nominal defendant on the purported derivative claim, and no relief appears to be sought against the Company on that claim. The amended consolidated complaint also asserts a purported direct claim on behalf of a class of shareholders against the individual defendants based on alleged breaches of such fiduciary duties. Plaintiffs seek compensatory damages as well as injunctive relief. On June 27, 2012, defendants moved to dismiss the consolidated action. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of the matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.

Under some circumstances, any losses incurred in connection with adverse outcomes in the litigation matters described above could be material.

Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS), totaling approximately $392, $58 and $271 each, including penalties and accrued interest, at the exchange rate on December 31, 2012. The 2002 and the 2012 assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 assessments are unfounded.

These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 assessments. In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to $32 from $75, including penalties and accrued interest, at the exchange rate on December 31, 2012. We have appealed this decision to the second administrative level. In the event that the 2002 or 2012 assessments are upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income.

It is not possible to reasonably estimate the amount or range of potential loss that we could incur related to the 2002 and 2012 assessments or any additional assessments that may be issued for subsequent periods (tax years up through 2007 are closed by statute). However, other similar excise tax (IPI) assessments involving different periods (1998-2001) have been canceled and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

officially closed in our favor by the second administrative level, and management believes that the likelihood that the 2002 and 2012 assessments will be upheld is remote.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2012, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 17. Goodwill and Intangible Assets
Acquisitions
In July 2010, we acquired substantially all the assets and liabilities of Silpada Designs, Inc. ("Silpada"), for approximately $650 in cash, plus a potential additional payment in early 2015 based on the achievement of earnings growth of the Silpada North America business during the periods between 2012 through 2014. Silpada is included within our North America segment. The purchase price allocation resulted in goodwill of $314.7, an indefinite-lived trademark of $150.0 and customer relationships of $172.8. The customer relationships have an average 10-year useful life. At the date of the acquisition, a liability of approximately $26 was recorded associated with this potential additional consideration ("contingent consideration"), based on a valuation of the estimated fair value of the liability after probability-weighting and discounting various potential payments. At December 31, 2010, we estimated that the fair value of the contingent consideration liability was $11, and zero at both December 31, 2011 and 2012. The changes in the fair value of the contingent consideration were recorded within selling, general and administrative expenses in the respective periods.
In March 2010, we acquired Liz Earle Beauty Co. Limited ("Liz Earle"). The acquired business is included in our Europe, Middle East & Africa operating segment. The purchase price allocation resulted in goodwill of $123.6, indefinite-lived trademarks of $22.8, licensing agreements of $8.7 and customer relationships of $4.7. The licensing agreements and customer relationships have a weighted average 8-year useful life.
The following unaudited pro forma summary presents the Company’s consolidated information as if Silpada and Liz Earle had been acquired on January 1, 2010:

2010
Pro forma Revenue results including Acquisitions	$10,975.8
Pro forma Operating profit results including Acquisitions	1,084.9
Pro forma Income from continuing operations, net of tax results including Acquisitions	601.9

Impairment Assessment Methods and Assumptions
The quantitative test to evaluate goodwill for impairment is a two step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit’s goodwill. The second step of the impairment analysis requires a valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit’s goodwill is less than its carrying value, that difference represents an impairment.
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. We use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of Silpada and China included the discount rate (based on the weighted-average cost of capital) and revenue growth, as well as silver prices and Representative growth and activity rates for Silpada. The fair value of Silpada's indefinite-lived trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of the Silpada finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. A significant decline in expected future cash flows and growth rates or a change in the discount rate used to fair value expected future cash flows may result in future impairment charges.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012 Silpada Impairment Assessment
During our year-end 2012 close process, we completed our annual goodwill impairment assessment as of November 30, 2012 and subsequently determined that the goodwill associated with Silpada was impaired. Specifically, the results of our annual impairment testing during the quarter ended December 31, 2012, indicated that the estimated fair value of our Silpada reporting unit was less than its respective carrying amount. This was primarily the result of the weaker than expected performance in the fourth quarter of 2012, largely due to lower Representative counts and activity rates, and as a result we lowered our revenue and earnings projections for Silpada. The decline in the fair values of the Silpada reporting unit, the trademark, and customer relationships was driven by the reduction in the forecasted growth rates and cash flows used to estimate fair value. As a result of our impairment testing, we recorded a non-cash before tax impairment charge of $72.1 ($45.6 after tax) to reduce the carrying amount of goodwill for Silpada to its estimated fair value. Following the impairment charge, the carrying value of the Silpada goodwill was $44.6.

Our impairment testing for indefinite-lived intangible assets as of November 30, 2012, also indicated a decline in the fair value of our Silpada trademark intangible asset below its respective carrying value. This resulted in a non-cash before tax impairment charge of $45.0 ($28.5 after tax) to reduce the carrying amount of this asset to its estimated fair value. Following the impairment charge, the carrying value of the Silpada trademark was $40.0.

We also performed an impairment test for our Silpada finite-lived intangible assets as of November 30, 2012, which indicated the carrying value of our Silpada customer relationships asset exceeded estimated future undiscounted cash flows of the business. This resulted in a non-cash before tax impairment charge of $91.9 ($58.1 after tax) to reduce the carrying amount of this asset to its estimated fair value. Following the impairment charge, the carrying value of the Silpada customer relationships was $40.0.

2012 China Impairment Assessment

Based on the continued decline in revenue performance in China during the third quarter of 2012 and a corresponding lowering of our long-term growth estimates in China, we completed an interim impairment assessment of the fair value of goodwill related to our operations in China. The changes to our long-term growth estimates were based on the state of our China business, which was predominantly retail at that time. We are still analyzing our long-term strategic plan for China and any changes to our long-term strategic plan may impact our expectations of future financial performance. Based upon this interim analysis, we determined that the goodwill related to our operations in China was impaired. Specifically, the results of our interim impairment test indicated the estimated fair value of our China reporting unit was less than its respective carrying amount. As a result of our impairment testing, we recorded a non-cash impairment charge of $44.0 ($44.0 after tax) to reduce the carrying amount of goodwill for China to its estimated fair value. Following the impairment charge, the carrying value of the China goodwill was approximately $37.3.

2011 Silpada Impairment Assessment

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

During our year-end 2011 close process, we completed our annual goodwill impairment assessment as of November 30, 2011 and subsequently determined that the goodwill associated with Silpada was impaired. Specifically, the results of our annual impairment testing during the quarter ended December 31, 2011, indicated that the estimated fair value of our Silpada reporting unit was less than its respective carrying amount. As a result of our impairment testing, we recorded a non-cash before tax impairment charge of $198.0 ($125.1 after tax) to reduce the carrying amount of goodwill for Silpada to its estimated fair value. Following the impairment charge, the carrying value of the Silpada goodwill was $116.7.

Our impairment testing for indefinite-lived intangible assets as of November 30, 2011, also indicated a decline in the fair value of our Silpada trademark intangible asset below its respective carrying value. This resulted in a non-cash before tax impairment charge of $65.0 ($41.1 after tax) to reduce the carrying amount of this asset to its estimated fair value. Following the impairment charge, the carrying value of the Silpada trademark was $85.0.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Total
Gross balance at December 31, 2011	$111.8	$160.8	$314.7	$83.8	$671.1
Accumulated impairments	—	—	(198.0)	—	(198.0)
Net balance at December 31, 2011	$111.8	$160.8	$116.7	$83.8	$473.1

Changes during the period ended December 31, 2012:
Impairment	$—	$—	$(72.1)	$(44.0)	$(116.1)
Other(1)	11.0	6.5	—	.4	17.9

Gross balance at December 31, 2012	$122.8	$167.3	$314.7	$84.2	$689.0
Accumulated impairments	—	—	(270.1)	(44.0)	(314.1)
Net balance at December 31, 2012	$122.8	$167.3	$44.6	$40.2	$374.9
(1) Other is primarily comprised of foreign currency translation.
Other intangible assets

	2012		2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$93.5	$(47.1)	$221.8	$(65.2)
Licensing agreements	62.8	(53.6)	58.2	(47.4)
Noncompete agreements	8.6	(8.6)	8.1	(6.6)
Trademarks	6.6	(6.3)	6.6	(4.0)
Indefinite-Lived Trademarks	64.4	—	108.4	—
Total	$235.9	$(115.6)	$403.1	$(123.2)

Estimated Amortization Expense:
2013	$8.5
2014	7.3
2015	6.7
2016	5.9
2017	5.5
Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, disposals, impairments, accelerated amortization or fluctuations in foreign currency exchange rates. Aggregate amortization expense was $25.8, $21.5, and $13.1 for the years ended December 31, 2012, 2011, and 2010, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Supplemental Balance Sheet Information
At December 31, 2012 and 2011, prepaid expenses and other included the following:

Prepaid expenses and other	2012	2011
Deferred tax assets (Note 7)	$273.5	$319.0
Prepaid taxes and tax refunds receivable	141.4	192.0
Receivables other than trade	131.9	142.8
Prepaid brochure costs, paper and other literature	112.1	126.9
Healthcare trust assets (Note 12)	26.9	—
Interest-rate swap agreements, including interest (Notes 8 and 9)	19.5	18.8
Short-term investments	16.5	18.0
Other	110.2	113.4
Prepaid expenses and other	$832.0	$930.9
At December 31, 2012 and 2011, other assets included the following:

Other assets	2012	2011
Deferred tax assets (Note 7)	$827.2	$759.5
Capitalized software (Note 1)	235.4	176.7
Long-term receivables	174.9	138.3
Interest-rate swap agreements (Notes 8 and 9)	94.8	153.6
Investments	44.5	44.4
Other	31.4	39.2
Other assets	$1,408.2	$1,311.7
NOTE 19. Results of Operations by Quarter (Unaudited)

2012	First(1)	Second	Third	Fourth(1)	Year
Total revenue	$2,575.4	$2,591.7	$2,550.9	$2,999.1	$10,717.1
Gross profit	1,565.6	1,627.2	1,560.4	1,794.6	6,547.8
Operating profit(2)	71.5	126.6	106.0	10.7	314.8
Income from continuing operations, before tax(3)	40.8	90.7	77.9	9.2	218.6
Income (loss) from continuing operations, net of tax(4)	27.6	62.7	32.6	(161.1)	(38.2)
Net income attributable to noncontrolling interest	(1.1)	(1.1)	(1.0)	(1.1)	(4.3)
Net income (loss) attributable to Avon	26.5	61.6	31.6	(162.2)	(42.5)

Earnings (loss) per share from continuing operations
Basic	$.06	$.14	$.07	$(.37)	$(.10)	(5)
Diluted	$.06	$.14	$.07	$(.37)	$(.10)	(5)

2011	First	Second	Third	Fourth(1)	Year
Total revenue	$2,629.1	$2,856.4	$2,762.4	$3,043.7	$11,291.6
Gross profit	1,679.3	1,838.4	1,764.1	1,861.2	7,143.0
Operating profit(2)	246.5	316.6	278.6	12.9	854.6
Income (loss) from continuing operations, before tax	224.9	293.7	241.3	(17.3)	742.6
Income from continuing operations, net of tax	152.2	208.7	165.2	.3	526.4
Discontinued operations, net of tax	(8.6)	—	—	—	(8.6)
Net income attributable to noncontrolling interest	—	(2.5)	(1.0)	(.7)	(4.2)
Net income (loss) attributable to Avon	143.6	206.2	164.2	(.4)	513.6

Earnings per share from continuing operations
Basic	$.35	$.48	$.38	$—	$1.20	(5)
Diluted	$.35	$.47	$.38	$—	$1.20	(5)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) As discussed in Note 1, Description of the Business and Summary of Significant Accounting Policies, we recorded out-of-period adjustments in 2012 and 2011 that related to prior periods.
2012
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
In addition to the adjustments previously mentioned, in 2012, we also recorded out-of-period adjustments in the aggregate of approximately $1 before tax ($5 after tax) that related to prior years.
2011
During the first quarter of 2011, we recorded out-of-period adjustments associated with Discontinued operations, net of tax for prior periods resulting in a charge of approximately $9, which would have decreased Discontinued operations, net of tax during the fourth quarter of 2010 by approximately $13 and increased a prior period by approximately $4.
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
We evaluated the out-of-period adjustments in 2012 and 2011, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.

(2) Operating profit was impacted by the following:

2012	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$2.7	$.7	$(.2)	$1.3	$4.5
Selling, general and administrative expenses	24.6	37.5	1.8	56.3	120.2
Total costs to implement restructuring initiatives	$27.3	$38.2	$1.6	$57.6	$124.7
Impairment of China goodwill	$—	$—	$44.0	$—	$44.0
Impairment of Silpada goodwill and intangible assets	$—	$—	$—	$209.0	$209.0

2011	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$1.2	$3.5	$3.5	$3.0	$11.2
Selling, general and administrative expenses	13.5	8.5	1.1	5.7	28.8
Total costs to implement restructuring initiatives	$14.7	$12.0	$4.6	$8.7	$40.0
Impairment of Silpada goodwill and intangible asset	$—	$—	$—	$263.0	$263.0
(3) In addition to the items impacting operating profit above, income (loss) from continuing operations during 2012 was impacted by a benefit of $23.8 to other expense, net in 2012 due to the release of a provision in the fourth quarter associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared to the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities.
(4) Income (loss) from continuing operations, net of tax during 2012 was impacted by an additional provision for income taxes of $168.3. During the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested.
(5) The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Subsequent Events
In January 2013, we terminated interest-rate swap agreements with notional amounts totaling $1,000, for net proceeds of $88.1. See Note 8, Financial Instruments and Risk Management.
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated SITME market has been eliminated. This will result in a charge in the first quarter of 2013 associated with the write-down of monetary net assets. In addition, our 2013 operating margin will be negatively impacted.
In February 2013, we issued a notice of prepayment of the entire $535 outstanding principal amount of our Private Notes. The prepayment price is equal to 100% of the principal amount, plus accrued interest of approximately $7 and a make-whole premium estimated to be approximately $65. See Note 5, Debt and Other Financing.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2012, 2011 and 2010

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2012
Allowance for doubtful accounts receivable	$138.4	$251.1		—	$255.2	(1)	$134.3
Allowance for sales returns	36.1	—		390.2	399.2	(2)	27.1
Allowance for inventory obsolescence	151.6	122.1		—	102.4	(3)	171.3
Deferred tax asset valuation allowance	546.1	81.3	(4)	—	—		627.4
2011
Allowance for doubtful accounts receivable	$148.8	$247.2		$—	$257.6	(1)	$138.4
Allowance for sales returns	83.2	—		446.5	493.7	(2)	36.1
Allowance for inventory obsolescence	126.7	128.1		—	103.2	(3)	151.6
Deferred tax asset valuation allowance	462.7	83.4	(4)	—	—		546.1
2010
Allowance for doubtful accounts receivable	$132.4	$215.7		$—	$199.3	(1)	$148.8
Allowance for sales returns	32.7	—		424.1	373.6	(2)	83.2
Allowance for inventory obsolescence	114.9	131.1		—	119.3	(3)	126.7
Deferred tax asset valuation allowance	370.2	92.5	(4)	—	—		462.7

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product destroyed and foreign currency translation adjustment.

(3)	Obsolete inventory destroyed and foreign currency translation adjustment.

(4)	Increase in valuation allowance primarily for tax loss carryforward benefits that are not more likely than not to be realized in the future.