Form 10-K/A
period 2012-12-31
AVON PRODUCTS INC
filed 2013-03-05
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K/A
(Amendment No. 1)

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
The number of shares of Common Stock (par value $.25) outstanding at January 31, 2013, was 432,280,018
 _________________________
Documents Incorporated by Reference
Part III - Portions of the registrant’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report of Avon Products, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 28, 2013 (the "Original Filing"). This Amendment No. 1 is being filed for the purpose of correcting (1) an inadvertent omission of the conformed signature of PricewaterhouseCoopers LLP, our independent registered public accounting firm, in the "Report of Independent Registered Public Accounting Firm" in the Original Filing on page F-2, and (2) a typographical error in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Original Filing on page 49, where the the aggregate favorable adjustment to the carrying value of our debt was inadvertently stated to be $90,400,000.0; however, as dollar figures in Item 7A were presented in millions, this figure should have been stated as $90.4. Except for these corrections, there have been no changes in any of the financial or other information contained in the report.

This Amendment No. 1 does not reflect events occurring after the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March 2013.

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