Form 10-Q
period 2013-03-31
AVON PRODUCTS INC
filed 2013-04-30
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at March 31, 2013 was 433,104,988.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2013	March 31, 2012
Net sales	$2,432.0	$2,532.8
Other revenue	51.7	42.6
Total revenue	2,483.7	2,575.4
Costs, expenses and other:
Cost of sales	941.6	1,009.8
Selling, general and administrative expenses	1,370.0	1,494.1
Operating profit	172.1	71.5
Interest expense	29.4	24.6
Loss on extinguishment of debt	73.0	—
Interest income	(2.0)	(3.9)
Other expense, net	44.4	10.0
Total other expenses	144.8	30.7
Income before taxes	27.3	40.8
Income taxes	(39.9)	(13.2)
Net (loss) income	(12.6)	27.6
Net income attributable to noncontrolling interests	(1.1)	(1.1)
Net (loss) income attributable to Avon	$(13.7)	$26.5
(Loss) earnings per share:
Basic attributable to Avon	$(0.03)	$0.06
Diluted attributable to Avon	$(0.03)	$0.06
Cash dividends per common share	$0.06	$0.23
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Net (loss) income	$(12.6)	$27.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(23.4)	124.9
Change in derivative losses on cash flow hedges, net of taxes of $0.4 and $0.5	0.8	1.0
Change in derivative losses on net investment hedges	—	(0.3)
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $5.0 and $4.4	10.1	9.3
Total other comprehensive (loss) income, net of taxes	(12.5)	134.9
Comprehensive (loss) income	(25.1)	162.5
Less: comprehensive income attributable to noncontrolling interests	0.9	0.6
Comprehensive (loss) income attributable to Avon	$(26.0)	$161.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$1,488.4	$1,209.6
Accounts receivable, net	742.9	751.9
Inventories	1,214.2	1,135.4
Prepaid expenses and other	787.1	832.0
Total current assets	4,232.6	3,928.9
Property, plant and equipment, at cost	2,618.0	2,711.8
Less accumulated depreciation	(1,116.9)	(1,161.6)
Property, plant and equipment, net	1,501.1	1,550.2
Goodwill	361.2	374.9
Other intangible assets, net	115.8	120.3
Other assets	1,363.0	1,408.2
Total assets	$7,573.7	$7,382.5
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$949.4	$572.0
Accounts payable	890.3	920.0
Accrued compensation	222.3	266.6
Other accrued liabilities	585.7	661.0
Sales and taxes other than income	215.9	211.4
Income taxes	43.8	73.6
Total current liabilities	2,907.4	2,704.6
Long-term debt	2,685.5	2,623.9
Employee benefit plans	616.0	637.6
Long-term income taxes	51.9	52.0
Other liabilities	117.9	131.1
Total liabilities	$6,378.7	$6,149.2
Contingencies (Note 5)
Shareholders’ Equity
Common stock	$189.3	$188.3
Additional paid-in capital	2,138.3	2,119.6
Retained earnings	4,318.1	4,357.8
Accumulated other comprehensive loss	(889.2)	(876.7)
Treasury stock, at cost	(4,578.6)	(4,571.9)
Total Avon shareholders’ equity	1,177.9	1,217.1
Noncontrolling interests	17.1	16.2
Total shareholders’ equity	$1,195.0	$1,233.3
Total liabilities and shareholders’ equity	$7,573.7	$7,382.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities
Net (loss) income	$(12.6)	$27.6
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	57.0	60.5
Provision for doubtful accounts	52.0	74.0
Provision for obsolescence	29.6	28.3
Share-based compensation	11.8	10.7
Deferred income taxes	(2.8)	(26.2)
Charge for Venezuelan monetary assets and liabilities	34.1	—
Other	21.6	13.4
Changes in assets and liabilities:
Accounts receivable	(62.9)	(44.0)
Inventories	(111.3)	(80.1)
Prepaid expenses and other	(0.5)	37.2
Accounts payable and accrued liabilities	(98.8)	(60.7)
Income and other taxes	(15.3)	(46.6)
Noncurrent assets and liabilities	(20.8)	(27.1)
Net cash used by operating activities	(118.9)	(33.0)
Cash Flows from Investing Activities
Capital expenditures	(43.5)	(45.7)
Disposal of assets	9.3	4.5
Purchases of investments	(4.2)	(0.1)
Proceeds from sale of investments	2.5	—
Net cash used by investing activities	(35.9)	(41.3)
Cash Flows from Financing Activities*
Cash dividends	(26.2)	(100.0)
Debt, net (maturities of three months or less)	118.7	50.2
Proceeds from debt	1,485.3	66.4
Repayment of debt	(1,173.3)	(41.1)
Interest rate swap termination	88.1	43.6
Proceeds from exercise of stock options	9.5	4.2
Excess tax benefit realized from share-based compensation	(0.1)	(2.2)
Repurchase of common stock	(6.8)	(7.4)
Net cash provided by financing activities	495.2	13.7
Effect of exchange rate changes on cash and equivalents	(61.6)	30.7
Net increase (decrease) in cash and equivalents	278.8	(29.9)
Cash and equivalents at beginning of year	$1,209.6	$1,245.1
Cash and equivalents at end of period	$1,488.4	$1,215.2

*	Non-cash financing activities in the three months ended March 31, 2013 and 2012 included the change in fair market value of interest-rate swap agreements of $(.7) and $(4.5), respectively.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2012 Annual Report on Form 10-K, as amended ("2012 Form 10-K") in preparing these unaudited financial statements. In our opinion, we made all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2012 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.
Venezuela Currency
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, first quarter 2013 operating profit and net income were negatively impacted.
New Accounting Standard Implemented
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income ("AOCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. See Note 6, Accumulated Other Comprehensive Income, for the required disclosures. ASU 2013-02 is effective as of January 1, 2013 for Avon and did not have a significant impact on our financial statements, other than presentation.

2. EARNINGS PER SHARE AND SHARE REPURCHASES
We compute (loss) earnings per share ("EPS") using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net income allocated to common shareholders by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Three Months Ended
	March 31,
(Shares in millions)	2013	2012
Numerator:
Net (loss) income attributable to Avon	$(13.7)	$26.5
Less: Loss (earnings) allocated to participating securities	.1	(.8)
(Loss) income allocated to common shareholders	(13.6)	25.7
Denominator:
Basic EPS weighted-average shares outstanding	432.5	431.3
Diluted effect of assumed conversion of stock options	—	.8
Diluted EPS adjusted weighted-average shares outstanding	432.5	432.1
(Loss) Earnings per Common Share attributable to Avon:
Basic	$(.03)	$.06
Diluted	$(.03)	$.06
At March 31, 2013 and 2012, we did not include stock options to purchase 20.0 million shares and 22.0 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would have been anti-dilutive. We also did not include stock options to purchase .7 million shares for the three months ended March 31, 2013, as we had a net loss attributable to Avon and the inclusion of these shares would decrease the net loss per share. Since this would be anti-dilutive, such shares are excluded from the calculation.
We purchased approximately .4 million shares of Avon common stock for $6.7 during the first three months of 2013, as compared to approximately .4 million shares of Avon common stock for $7.4 during the first three months of 2012, primarily through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan. During the first three months of 2012, shares were also purchased under our previously announced share repurchase program, which expired in the fourth quarter of 2012.

3. INVENTORIES

Components of Inventories	March 31, 2013	December 31, 2012
Raw materials	$413.9	$393.4
Finished goods	800.3	742.0
Total	$1,214.2	$1,135.4

4. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$5.0	$3.8	$4.8	$4.5	$.5	$.5
Interest cost	6.6	7.4	9.1	9.8	1.4	1.5
Expected return on plan assets	(9.4)	(9.2)	(9.8)	(9.8)	—	—
Amortization of prior service credit	(.1)	(.1)	(.3)	(.4)	(1.2)	(3.3)
Amortization of net actuarial losses	11.3	11.8	4.6	4.4	.8	1.0
Net periodic benefit costs	$13.4	$13.7	$8.4	$8.5	$1.5	$(.3)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

As of March 31, 2013, we made approximately $8 and $7 of contributions to the U.S. and non-U.S. pension and postretirement plans, respectively. During the remainder of 2013, we anticipate contributing approximately $47 to $52 and $58 to $63 to fund our U.S. and non-U.S. pension and postretirement plans, respectively. The anticipated contributions to the non-U.S. pension and postretirement plans reflect $25 as a result of our decision in April 2013 to freeze our defined benefit pension plan in the United Kingdom. All future pension benefits in the United Kingdom will now accrue on a defined contribution basis rather than on a defined benefit basis. Our funding requirements may be impacted by regulations or interpretations thereof.

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
In April 2012, several purported shareholders' actions were filed against the Company and certain present or former directors of the Company in New York Supreme Court, New York County (Pritika v. Jung, et al., Index No. 651072/2012; Feinman v. Avon Products, Inc., et al., Index No. 651087/2012; Gaines v. Jung, et al., Index No. 651097/2012; Schwartz v. Avon Products, Inc., et al., Index No. 651152/2012; Robaczynki, individually and on behalf of all others similarly situated and derivatively on behalf of Avon Products, Inc. v. Jung, et al., Index No. 651176/2012). On April 26, 2012, the actions were consolidated in New York Supreme Court, New York County (In re Avon Products, Inc. Shareholder Litigation, Consolidated Index No. 651087/2012E). An amended consolidated complaint was filed on May 18, 2012. The amended consolidated complaint asserts a derivative claim against the individual defendants based on alleged breaches of fiduciary duties in connection with indications of interest by Coty, Inc. in acquiring the Company. The Company is named as a nominal defendant on the purported derivative claim, and no relief appears to be sought against the Company on that claim. The amended consolidated complaint also asserts a purported direct claim on behalf of a class of shareholders against the individual defendants based on alleged breaches of such fiduciary duties. Plaintiffs seek compensatory damages as well as injunctive relief. On June 27, 2012, defendants moved to dismiss the consolidated action. By decision and order dated March 5, 2013, the court granted defendants' motion to dismiss the complaint with prejudice. On April 1, 2013, plaintiffs filed a notice of appeal from the court's order dismissing the complaint. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
Under some circumstances, any losses incurred in connection with adverse outcomes in the litigation matters described above could be material.
Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS), totaling approximately $401, $60 and $277 each, including penalties and accrued interest, at the exchange rate on March 31, 2013. The 2002 and the 2012 assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 assessments are unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 assessments. In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to approximately $32 from approximately $76, including penalties and accruing interest, at the exchange rate on March 31, 2013. We have appealed this decision to the second administrative level. In the event that the 2002 or 2012

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

assessments are upheld at the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to income.
It is not possible to reasonably estimate the amount or range of potential loss that we could incur related to the 2002 and 2012 assessments or any additional assessments that may be issued for subsequent periods (tax years up through 2007 are closed by statute). However, other similar excise tax (IPI) assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level, and management believes that the likelihood that the 2002 and 2012 assessments will be upheld is remote.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2013, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below presents the changes in AOCI by component and the reclassifications out of AOCI:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2012	$(317.6)	$(6.8)	$(4.3)	$(548.0)	$(876.7)
Other comprehensive loss other than reclassifications	(23.4)	—	—	—	(23.4)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.4(1)	—	.8	—	—	.8
Amortization of net actuarial loss, prior service costs, and transition obligation, net of tax of $5.0(2)	—	—	—	10.1	10.1
Total reclassifications into earnings	—	.8	—	10.1	10.9
Balance at March 31, 2013	$(341.0)	$(6.0)	$(4.3)	$(537.9)	$(889.2)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.

7. SEGMENT INFORMATION
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
	2013		2012
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,144.4	$101.4	$1,149.5	$50.8
Europe, Middle East & Africa	733.1	111.4	724.6	56.5
North America	406.2	(11.2)	479.6	3.8
Asia Pacific	200.0	11.1	221.7	15.4
Total from operations	$2,483.7	$212.7	$2,575.4	$126.5
Global and other	—	(40.6)	—	(55.0)
Total	$2,483.7	$172.1	$2,575.4	$71.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31,
	2013	2012
Beauty(1)	$1,768.2	$1,858.6
Fashion(2)	429.8	449.6
Home(3)	234.0	224.6
Net sales	$2,432.0	$2,532.8
Other revenue(4)	51.7	42.6
Total revenue	$2,483.7	$2,575.4

(1)	Beauty includes color cosmetics, fragrances, skincare and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products, children's products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2013 and December 31, 2012, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2013	December 31, 2012
Deferred tax assets	$239.1	$273.5
Receivables other than trade	141.9	131.9
Prepaid taxes and tax refunds receivable	139.8	141.4
Prepaid brochure costs, paper, and other literature	107.7	112.1
Healthcare trust assets	20.6	26.9
Short-term investments	18.4	16.5
Interest-rate swap agreements, including interest (Notes 11 and 12)	3.8	19.5
Other	115.8	110.2
Prepaid expenses and other	$787.1	$832.0
At March 31, 2013 and December 31, 2012, other assets included the following:

Components of Other Assets	March 31, 2013	December 31, 2012
Deferred tax assets	$853.3	$827.2
Capitalized software	242.0	235.4
Long-term receivables	177.3	174.9
Investments	45.2	44.5
Interest-rate swap agreements (Notes 11 and 12)	—	94.8
Other	45.2	31.4
Other assets	$1,363.0	$1,408.2

9. RESTRUCTURING INITIATIVES
$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin by 2016. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the restructuring or closure of certain smaller, under-performing markets, including our exit from the South Korea, Vietnam and Republic of Ireland markets.
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $71.0 before taxes, of which $20.3 before taxes was recorded in the first quarter of 2013. For the actions approved to-date, we expect our total costs to implement to be in the range of $100 to $110 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $29 to $39 before taxes are expected to be recorded primarily in 2013. At this time we are unable to quantify the total costs when the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $125 before taxes. For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.
The total costs to implement recorded in the three months ended March 31, 2013, of $20.3 related to the $400M Cost Savings Initiative consisted of the following:

•	net charge of $13.3 primarily for employee-related costs, including severance benefits;

•	accelerated depreciation of $6.9 associated with the closure and rationalization of certain facilities;

•	implementation costs of $.4 for professional service fees; and

•	net benefit of $.3 related to inventory adjustments.
Of the total costs to implement, $20.6 was recorded in selling, general and administrative expenses and a net benefit of $.3 was recorded in cost of sales for the three months ended March 31, 2013. The majority of cash payments associated with these charges are expected to be made during 2013.
The liability balance for the $400M Cost Savings Initiative as of March 31, 2013 is as follows:

	Employee- Related Costs	Inventory Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2012	$41.3	$—	$1.7	$43.0
2013 charges	19.4	.2	.4	20.0
Adjustments	(6.0)	(.5)	(.5)	(7.0)
Cash payments	(13.9)	—	(.8)	(14.7)
Non-cash write-offs	—	.3	—	.3
Foreign exchange	.1	—	—	.1
Balance at March 31, 2013	$40.9	$—	$.8	$41.7
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$58.6	$1.1	$—	$1.8	$61.5
Estimated charges to be incurred on approved initiatives	3.7	.6	2.8	11.9	19.0
Total expected charges on approved initiatives	$62.3	$1.7	$2.8	$13.7	$80.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
First quarter 2013	(1.1)	9.0	1.5	1.5	2.1	13.0
Charges incurred to date	11.8	10.1	19.5	14.4	5.7	61.5
Estimated charges to be incurred on approved initiatives	7.1	18.6	(3.4)	(3.3)	—	19.0
Total expected charges on approved initiatives	$18.9	$28.7	$16.1	$11.1	$5.7	$80.5
As noted previously, for the initiatives approved to date, we expect to record total costs to implement in the range of $100 to $110 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.

Additional Restructuring Charges
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs, and improve efficiencies. In addition, management approved the relocation of our corporate headquarters in New York City.
Restructuring Charges – First Quarter 2013
As a result of the analysis and the actions taken, during the three months ended March 31, 2013, we recorded total costs to implement these various restructuring initiatives of $.2, in selling, general and administrative expenses. The majority of future cash payments associated with these charges are expected to be made during 2013.
Restructuring Charges – First Quarter 2012
As a result of the analysis and the actions taken, during the three months ended March 31, 2012, we recorded total costs to implement these various restructuring initiatives of $21.8, in selling, general and administrative expenses, associated with approved initiatives, and the costs consisted of the following:

•	net charge of $18.8 primarily for employee-related costs; and

•	implementation costs of $3.0 for professional service fees.
The liability balance for these various restructuring initiatives as of March 31, 2013 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2012	$17.6	$11.8	$29.4
2013 charges	—	.1	.1
Cash payments	(7.6)	(1.4)	(9.0)
Foreign exchange	(.1)	—	(.1)
Balance at March 31, 2013	$9.9	$10.5	$20.4
The actions associated with these various restructuring initiatives are substantially complete.

2005 and 2009 Restructuring Programs
We launched restructuring programs in 2005 and 2009 (collectively, the "2005 and 2009 Restructuring Programs") with initiatives designed to enhance our organizational effectiveness, implement a global manufacturing strategy and additional

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

supply chain efficiencies in distribution, restructure our global supply chain operations, realign certain local business support functions to a more regional base, and streamline transactional and other services.
Restructuring Charges – First Quarter 2013
During the three months ended March 31, 2013, we recorded a net benefit of $.2, in cost of sales, associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs.
Restructuring Charges – First Quarter 2012
During the three months ended March 31, 2012, we recorded total costs to implement of $5.5 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net benefit of $1.1 primarily for employee-related costs offset by adjustments to the reserve;

•	implementation costs of $4.3 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations; and

•	accelerated depreciation of $2.3 associated with our initiatives to realign certain distribution operations.
Of the total costs to implement, $2.8 was recorded in selling, general and administrative expenses and $2.7 was recorded in cost of sales for the three months ended March 31, 2012.
The liability balances, which primarily consist of employee-related costs, for the initiatives under the 2005 and 2009 Restructuring Programs are shown below:

Total
Balance December 31, 2012	$21.0
2013 charges	.5
Adjustments	(.7)
Cash payments	(13.0)
Foreign exchange	(.1)
Balance at March 31, 2013	$7.7

The 2005 and 2009 Restructuring Programs are substantially complete.

10. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Total
Gross balance at December 31, 2012	$122.8	$167.3	$314.7	$84.2	$689.0
Accumulated impairments	—	—	(270.1)	(44.0)	(314.1)
Net balance at December 31, 2012	$122.8	$167.3	$44.6	$40.2	$374.9

Changes during the period ended March 31, 2013:
Other(1)	(4.3)	(9.6)	—	.2	(13.7)

Gross balance at March 31, 2013	$118.5	$157.7	$314.7	$84.4	$675.3
Accumulated impairments	—	—	(270.1)	(44.0)	(314.1)
Net balance at March 31, 2013	$118.5	$157.7	$44.6	$40.4	$361.2
(1) Other is primarily comprised of foreign currency translation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Other intangible assets

	March 31, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$91.8	$(47.4)	$93.5	$(47.1)
Licensing agreements	60.7	(52.3)	62.8	(53.6)
Noncompete agreements	8.4	(8.4)	8.6	(8.6)
Trademarks	6.6	(6.6)	6.6	(6.3)
Indefinite-Lived Trademarks	63.0	—	64.4	—
Total	$230.5	$(114.7)	$235.9	$(115.6)
Aggregate amortization expense was $2.1 and $5.4 for the three months ended March 31, 2013 and 2012, respectively.

Estimated Amortization Expense:
Remainder of 2013	$6.1
2014	7.3
2015	6.7
2016	5.9
2017	5.5
Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, disposals, impairments, accelerated amortization or fluctuations in foreign currency exchange rates.

11. FAIR VALUE
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Total
Assets:
Money market funds	$20.7	$—	$20.7
Available-for-sale securities	2.1	—	2.1
Interest-rate swap agreements	—	1.0	1.0
Foreign exchange forward contracts	—	4.7	4.7
Total	$22.8	$5.7	$28.5
Liabilities:
Interest-rate swap agreements	$—	$.6	$.6
Foreign exchange forward contracts	—	4.0	4.0
Total	$—	$4.6	$4.6

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
The money market funds are held in a Healthcare trust in order to fund future benefit payments for both active and retiree benefit plans.
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
In the third quarter of 2012, we completed an interim impairment assessment of the fair value of goodwill related to China and subsequently determined that the goodwill associated with China was impaired. As a result, the carrying amount of China's goodwill was reduced from $81.3 to its estimated fair value of $37.3, resulting in a non-cash impairment charge of $44.0.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Fair Value Measurement - Silpada and China
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. We use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair values of Silpada and China included the discount rate (based on the weighted-average cost of capital) and revenue growth, as well as silver prices and Representative growth and activity rates for Silpada. The fair value of Silpada's indefinite-lived trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of the Silpada finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. A significant decline in expected future cash flows and growth rates or a change in the discount rate used to fair value expected future cash flows, or any potential outcome of the review of strategic alternatives for Silpada, may result in future impairment charges.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, money market funds, accounts receivable, loans receivable, debt maturing within one year, accounts payable, long-term debt, foreign exchange forwards contracts, and interest-rate swap agreements. The carrying value for cash and cash equivalents, accounts receivable, accounts payable, and short-term investments approximate fair value because of the short-term nature of these instruments. The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2013 and December 31, 2012, respectively, consisted of the following:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.1	$2.1	$1.9	$1.9
Money market funds	20.7	20.7	26.9	26.9
Debt maturing within one year(1)	(949.4)	(966.3)	(572.0)	(572.2)
Long-term debt(1)	(2,685.5)	(2,682.2)	(2,623.9)	(2,547.8)
Foreign exchange forward contracts	.7	.7	3.4	3.4
Interest-rate swap agreements	.4	.4	93.1	93.1
(1) The carrying value of debt maturing within one year and long-term debt includes any related discount or premium, unamortized deferred gains on terminated interest-rate swap agreements, and unrealized losses from interest-rate swap agreements.
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
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2013:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Prepaid expenses and other	$.4	Other liabilities	$—
Total derivatives designated as hedges		$.4		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Prepaid expenses and other	$.6	Accounts payable	$.6
Foreign exchange forward contracts	Prepaid expenses and other	4.7	Accounts payable	4.0
Total derivatives not designated as hedges		$5.3		$4.6
Total derivatives		$5.7		$4.6

The following table presents the fair value of derivative instruments outstanding at December 31, 2012:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets/ Prepaid expenses and other	$93.1	Other liabilities	$—
Total derivatives designated as hedges		$93.1		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Prepaid expenses and other	$1.7	Accounts payable	$1.7
Foreign exchange forward contracts	Prepaid expenses and other	4.9	Accounts payable	1.5
Total derivatives not designated as hedges		$6.6		$3.2
Total derivatives		$99.7		$3.2

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
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. We use interest-rate swap agreements, which effectively convert the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements are designated as fair value hedges. We held interest-rate swap agreements that effectively converted approximately 7% at March 31, 2013, and 62% at December 31, 2012, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was approximately 31% at March 31, 2013, and 69% at December 31, 2012.
In January 2013, we terminated eight of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net. For the three months ended March 31, 2013, the net impact of the gain amortization was $5.2. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At March 31, 2013, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $85.2, of which $10.3 was included within debt maturing within one year and $74.9 was included within long-term debt.
In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net. For the three months ended March 31, 2013 and 2012, the net impact of the gain amortization was $1.5 and immaterial, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At March 31, 2013, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $40.2, and was included within long-term debt.
At March 31, 2013, we had interest-rate swap agreements designated as fair value hedges of fixed-rate debt, with notional amounts totaling $125. During the three months ended March 31, 2013 and 2012, we recorded net losses of $.7 and $4.5, respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At March 31, 2013, we had interest-rate swap agreements that are not designated as hedges with notional amounts totaling $250. During the three months ended March 31, 2013 and 2012, we recorded an immaterial net loss and an immaterial net gain, respectively, in other expense, net associated with these undesignated interest-rate swap agreements.
There was no hedge ineffectiveness for the three months ended March 31, 2013 and 2012, related to these interest-rate swaps.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Foreign Currency Risk
At March 31, 2013, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Czech Republic koruna, the euro, Mexican peso, New Zealand dollar, Peruvian new sol, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvnia, and Venezuelan bolívar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2013, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $238 for the Mexican peso, British pound, euro, Peruvian new sol, Romanian leu, Polish zloty, the Czech Republic koruna, and New Zealand dollar.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three months ended March 31, 2013 and 2012, we recorded a loss of $3.0 and a gain of $3.4, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2013 and 2012, we recorded a gain of $3.1 and a loss of $2.9, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also used a foreign exchange forward contract to hedge the foreign currency exposure related to the net assets of a foreign subsidiary, which was effective as a hedge. A loss of $.3 on the foreign exchange forward contract was recorded in foreign currency translation adjustments within AOCI for the three months ended March 31, 2012. The foreign exchange forward contract terminated in January 2012, and therefore no gain or loss was recorded for the three months ended March 31, 2013.

13. DEBT
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below, the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of March 31, 2013, there were no amounts outstanding under the revolving credit facility.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily relates to (i) adding a provision whereby the lenders may, at our election, decide to decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. At March 31, 2013, the outstanding principal balance under the term loan agreement was $170.0.
Pursuant to the term loan agreement, we are required to repay an amount equal to 25% of the aggregate remaining principal amount of the term loan on June 29, 2014, and the remaining outstanding principal amount of the term loan on June 29, 2015. Amounts repaid or prepaid under the term loan agreement may not be reborrowed. Borrowings under the term loan agreement bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. The term loan agreement also provides for mandatory prepayments and voluntary prepayments. Subject to certain exceptions (including the issuance of commercial paper and draw-downs on our revolving credit facility), we are required to prepay the term loan in an amount equal to 50% of the net cash proceeds received from any incurrence of debt for borrowed money in excess of $500.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of our assets substantially as an entirety. The debt agreements also contain covenants that limit Avon's subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 4.25:1 at the end of the fiscal quarter ended March 31, 2013, 4:1 at the end of each subsequent fiscal quarter on or prior to September 30, 2013, 3.75:1 at the end of each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of March 31, 2013, and based on then interest rates, an additional approximate $855 of the $1 billion revolving credit facility could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended March 31, 2013. If the 2014 Notes (as defined below) had been redeemed prior to the end of the first quarter, as of March 31, 2013, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $89.5 at March 31, 2013), could have been drawn down without violating any covenant.
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
On March 29, 2013, we prepaid our Private Notes. The prepayment price was equal to 100% of the principal amount of $535.0, plus accrued interest of $6.9 and a make-whole premium of $68.0. In connection with the prepayment of our Private Notes, we incurred a loss on extinguishment of debt of $71.4 in the first quarter of 2013, which included the make-whole premium and the write-off of $3.4 of debt issuance costs related to the Private Notes.
Public Notes
In May and June 2003, respectively, we issued, in public offerings, $250.0 principal amount of 4.20% Notes, due July 15, 2018 and $125.0 principal amount of 4.625% Notes, due May 15, 2013. In March 2008, we issued, in a public offering, $250.0 principal amount of 4.80% Notes, due March 1, 2013 and $250.0 principal amount of 5.75% Notes, due March 1, 2018. In March 2009, we issued, in a public offering, $500.0 principal amount of 5.625% Notes, due March 1, 2014 (the "2014 Notes") and $350.0 principal amount of 6.50% Notes, due March 1, 2019. The net proceeds from these offerings were used to repay indebtedness outstanding under our commercial paper program and for general corporate purposes.
The 4.80% Notes due March 1, 2013 were repaid in full at maturity. Later in March 2013, we issued a notice of prepayment for the 2014 Notes, and on April 15, 2013 we prepaid the 2014 Notes. The prepayment price was equal to 100% of the principal amount of $500, plus accrued interest of $3 and a make-whole premium of $22. In connection with the prepayment of our 2014 Notes, we expect to incur a loss on extinguishment of debt of approximately $13 in the second quarter of 2013 consisting of the $22 make-whole premium for the 2014 Notes and the write-off of approximately $1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of approximately $10 associated with the January 2013 interest-rate swap agreement termination (see Note 12, Derivative Instruments and Hedging Activities).

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used, or are intended to be used, to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes (plus make-whole premium and accrued interest), to repay the 4.625% Notes, due May 15, 2013 at maturity, and for general corporate purposes. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At March 31, 2013, there was $89.5 of outstanding commercial paper under this program. Beginning in 2012 and continuing into 2013, the demand for our commercial paper declined, partially impacted by the rating agency action described below.
Additional Information
Our long-term credit ratings are Baa2 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB+ (Stable Outlook) with Fitch, which is below investment grade. In February 2013, Fitch lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook) and Moody's lowered their long-term credit rating from Baa1 (Negative Outlook) to Baa2 (Stable Outlook). Additional rating agency reviews could result in a further change in outlook or downgrade, which would most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and reduced access to lending sources, including the commercial paper market.

14. SUBSEQUENT EVENTS
On April 15, 2013, we prepaid the 2014 Notes. The prepayment price was equal to 100% of the principal amount of $500, plus accrued interest of $3 and a make-whole premium of $22. In connection with the prepayment of our 2014 Notes, we expect to incur a loss on extinguishment of debt of approximately $13 in the second quarter of 2013. See Note 13, Debt for further discussion.

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
In the first quarter of 2013, we renamed our "Growth in Active Representatives" performance metric to be referred to as "Change in Active Representatives." In addition, we revised the definition of this metric to exclude China. As previously disclosed, our business in China is predominantly retail, and as a result, we do not believe including China within the Change in Active Representatives calculation provides for a relevant indicator of underlying business trends. There were no changes to the underlying calculation other than the exclusion of China.
During the three months ended March 31, 2013, revenues declined 4% compared to the prior-year period due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged, as a 1% increase in Active Representatives was offset by a 1% decline in average order. Sales from the Beauty category decreased 5%, or 1%, on a Constant $ basis. Sales from the Fashion category decreased 4%, or 3% on a Constant $ basis. Sales from the Home category increased 4%, or 8%, on a Constant $ basis. See the “Segment Review” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," for additional information related to changes in revenue by segment.

In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin by 2016. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the restructuring or closure of certain smaller, under-performing markets, including our exit from the South Korea, Vietnam and Republic of Ireland markets.

As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $71.0 before taxes, of which $20.3 before taxes was recorded in the first quarter of 2013. For the actions approved to-date, we expect our total costs to implement to be in the range of $100 to $110 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $29 to $39 before taxes are expected to be recorded primarily in 2013. At this time we are unable to quantify the total costs when the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $125 before taxes. Refer to Note 9, Restructuring Initiatives to the consolidated financial statements included herein for further information.
As a result of the 32% devaluation of the Venezuelan currency in February 2013, our first quarter of 2013 operating margin was negatively impacted. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, first quarter 2013 operating profit and net income were negatively impacted by $13, for the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. We expect an additional negative impact of approximately $37 to 2013 operating profit and net income, primarily during the second and third quarters of 2013, for the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. In addition to the negative impact to operating margin, as a result of the devaluation of the Venezuelan currency, during the first quarter of 2013, we recorded a one-time, after-tax loss of $51 ($34 in other expense, net

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

and $17 in income taxes), primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Refer to further discussion of Venezuela in the "Segment Review - Latin America" section of this MD&A.

NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the consolidated financial statements included herein.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin, and Adjusted operating margin. We refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted". We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measure and the financial measure calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency in February 2013 ("Venezuelan special items") and 3) costs and charges related to the extinguishment of debt ("Loss on extinguishment of debt"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period.
The Venezuelan special items include the impact on the Statement of Income caused by the devaluation of the Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventory and prepaid expenses. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 4.30 and the revised official exchange rate of 6.30. The Loss on extinguishment of debt includes the impact on the Statement of Income caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below), as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined below).
See Note 9, Restructuring Initiatives and Note 13, Debt, to the consolidated financial statements included herein, the "Segment Review - Latin America" section below, and the "Liquidity and Capital Resources" section below for more information on these items.
These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Consolidated

	Three Months Ended March 31,
	2013	2012	%/Point Change
Total revenue	$2,483.7	$2,575.4	(4)%
Cost of sales	941.6	1,009.8	(7)%
Selling, general and administrative expenses	1,370.0	1,494.1	(8)%
Operating profit	172.1	71.5	141%
Interest expense	29.4	24.6	20%
Loss on extinguishment of debt	73.0	—	*
Interest income	(2.0)	(3.9)	(49)%
Other expense, net	44.4	10.0	*
Net (loss) income attributable to Avon	(13.7)	26.5	(152)%
Diluted (loss) earnings per share attributable to Avon	(.03)	.06	(150)%

Advertising expenses(1)	$46.2	$74.9	(38)%

Gross margin	62.1%	60.8%	1.3
CTI restructuring	—	.1	(.1)
Venezuelan special items	.4	—	.4
Adjusted gross margin	62.5%	60.9%	1.6

Selling, general and administrative expenses as a % of total revenue	55.2%	58.0%	(2.8)
CTI restructuring	(.8)	(1.0)	.2
Venezuelan special items	(.1)	—	(.1)
Adjusted selling, general and administrative expenses as a % of total revenue	54.2%	57.1%	(2.9)

Operating profit	$172.1	$71.5	141%
CTI restructuring	20.3	27.3
Venezuelan special items	13.3	—
Adjusted operating profit	$205.7	$98.8	108%

Operating margin	6.9%	2.8%	4.1
CTI restructuring	.8	1.1	(.3)
Venezuelan special items	.5	—	.5
Adjusted operating margin	8.3%	3.8%	4.5

Effective tax rate	146.1%	32.3%	113.8
CTI restructuring	(.3)	.6	(.9)
Venezuelan special items	(115.0)	—	(115.0)
Loss on extinguishment of debt	2.7	—	2.7
Adjusted effective tax rate	33.6%	32.9%	.7

Active Representatives			1%
Units sold			(3)%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Three Months Ended March 31, 2013
Revenue
During the three months ended March 31, 2013, revenues declined 4% compared to the prior-year period due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged, as a 1% increase in Active Representatives was offset by a 1% decline in average order. Units sold decreased 3% and the net impact of price and mix increased 3%.
On a category basis, the growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(5)%	(1)%
Beauty Category:
Fragrance	1	6
Color	(6)	(2)
Skincare	(12)	(9)
Personal care	(3)	—

Fashion	(4)	(3)
Home	4	8
See the “Segment Review” section of this MD&A for additional information related to changes in revenue by segment.
Gross Margin
Gross margin and Adjusted gross margin increased by 130 basis points and 160 basis points, respectively, compared to the same period of 2012, respectively, primarily due to the following:

•
an increase of 250 basis points due to lower supply chain costs, largely due to 100 points from lower freight costs, as well as 80 basis points from lower material costs, including the benefits from productivity initiatives;

•	a decrease of 50 basis points due to the unfavorable net impact of mix and pricing; and

•	a decrease of 50 basis points due to the negative impact of foreign exchange.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 280 basis points and 290 basis points, respectively, compared to the same period of 2012, primarily due to the following:

•	a decrease of 180 basis points from lower marketing expenses, caused primarily by decreases of 100 basis points from lower advertising costs and 40 basis points from lower net brochure costs;

•
a decrease of 100 basis points from lower administrative expenses, primarily due to lower professional and related fees associated with the FCPA investigation and compliance reviews, as well as lower compensation costs;

•	a decrease of 80 basis points from lower bad debt expense, primarily due to a higher provision during the prior year to increase reserves for bad debt in South Africa; and

•	an increase of 100 basis points from increased incentives and field compensation.
Refer to the “Segment Review” section of this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense increased by 20% compared to the prior-year period, primarily due to higher outstanding debt balances, as well as higher average interest rates.
Loss on extinguishment of debt in the first quarter of 2013 is comprised of $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes and $2 for the write-off of debt issuance costs

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement. Refer to Note 13, Debt, to the consolidated financial statements included herein and the "Liquidity and Capital Resources" section of this MD&A for additional information.
Interest income decreased by 49% compared to the prior-year period, primarily due to lower average interest rates partially offset by higher average cash balances.
Other expense, net, increased compared to the prior-year period, primarily due to a $34 negative impact in 2013 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. Refer to the "Segment Review - Latin America" section of this MD&A for a further discussion of our Venezuela operations.

Effective Tax Rate

The effective tax rate for the first quarter of 2013 was 146.1% compared to 32.3% in the prior-year period. The tax rate was unfavorably impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within the "Segment Review - Latin America" section of this MD&A. The Adjusted effective tax rate was 33.6% for the first quarter of 2013 compared to 32.9% in the prior-year period.

Segment Review
Latin America

	Three Months Ended March 31,
			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$1,144.4	$1,149.5	—%	7%
Operating profit	101.4	50.8	100%	139%
CTI restructuring	(1.8)	4.7
Venezuelan special items	13.3	—
Adjusted operating profit	$112.8	$55.5	103%	117%

Operating margin	8.9%	4.4%	4.5	5.4
CTI restructuring	(.2)	.4
Venezuelan special items	1.2	—
Adjusted operating margin	9.9%	4.8%	5.1	4.9

Active Representatives				4%
Units sold				(2)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue was relatively unchanged from the prior-year period as there was a negative impact from unfavorable foreign exchange, including the impact of the Venezuela currency devaluation. On a Constant $ basis, revenue grew 7% due to an increase in Active Representatives, as well as higher average order. Average order benefited from pricing, including inflationary impacts. The region's revenue was also favorably impacted by approximately 1 point due to a benefit to Brazil's revenue as a result of the initial realization of a government incentive that was recognized in the first quarter of 2013 associated with activity in prior years. As the government incentive is associated with excise taxes, which are recorded as a reduction to revenue, the benefit from that incentive is recognized as revenue. Revenue in Brazil and Venezuela declined 2% and 15%, respectively, both negatively impacted by foreign exchange, while revenue in Mexico grew 6%. Constant $ revenue benefited from growth of 11% in Brazil, 3% in Mexico, and 3% in Venezuela.
Constant $ revenue growth in Brazil was driven by higher average order and an increase in Active Representatives, as well as by approximately 2 points due to the benefit of the government incentive in the first quarter of 2013. On a Constant $ basis, Brazil’s sales from Beauty products increased 5% and sales from non-Beauty (Fashion and Home) increased 26% primarily due to more effective pricing and merchandising.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Constant $ revenue growth in Mexico was primarily driven by an increase in Active Representatives, partially offset by the negative impact of the timing of the Easter holiday. Constant $ revenue growth in Venezuela was due to higher average order, benefiting from the inflationary impact on pricing. This growth was substantially offset by a decrease in Active Representatives, which was impacted by a continued economic and political instability. Revenue and operating profit in Venezuela was negatively impacted in the first quarter of 2013 by the change in the official exchange rate discussed below. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 1.2 points by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting as discussed further below. Operating margin benefited by .6 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 5.1 points, or 4.9 points on a Constant $ basis, primarily as a result of:

•
a benefit of 3.6 points from lower marketing expenses caused primarily by 2.6 points from lower advertising costs, primarily due to higher spending on product launches in Brazil in the prior-year period and .5 points from lower net brochure costs;

•	a benefit of 1.5 points driven by the impact of higher revenues while incurring administrative expenses that do not vary directly with revenue;

•	a benefit of .7 points associated with the government incentive in Brazil recognized in the first quarter of 2013;

•
a benefit of .4 points due to higher gross margin caused primarily by 1.5 point from lower supply chain costs primarily due to lower freight, partially offset by .8 points from the negative impact of foreign exchange and .5 points from the unfavorable net impact of mix and pricing; and

•	a decline of 1.4 points from higher selling expenses caused primarily by increased incentives and field compensation.
Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2003, Avon Venezuela had been obtaining its foreign currency needs beyond the amounts that could be obtained at official rates through non-government sources where the exchange rates were less favorable than the official rate ("parallel market"). In late May 2010, the Venezuelan government took control over the previously freely-traded parallel market, by implementing a regulated ("SITME") market in early June 2010. The SITME market was eliminated in February 2013 in conjunction with the government's devaluation of its currency as described below. In March 2013, the government announced a new auction-based foreign exchange system ("SICAD") that increases government control over the allocation of U.S. dollars in the country.
We account for Venezuela as a highly inflationary economy. Effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of 32%. As a result of the change in the official rate to 6.30, we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at the U.S. historic dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2013 at a disproportionate rate as they will not be devalued based on the new exchange rates, but will be expensed at the historic dollar value. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, first quarter 2013 operating profit and net income were negatively impacted by $13, for the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. We expect an additional negative impact of approximately $37 to 2013 operating profit and net income, primarily during the second and third quarters of 2013, for the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30.
In addition, revenue and operating profit for Avon's Venezuela operations will be negatively impacted when translated into dollars at the new official exchange rate of 6.30. This could be partially offset by the favorable impact of any operating performance improvements, however, there is no assurance we will be able to effect such performance improvements. Results for periods prior to 2013 were not impacted by the change in the official rate in February of 2013.
In March 2013, the first auction of U.S. dollars under the SICAD framework was held, however an established rate for the SICAD market has not yet been set and this market is not yet widely available. The Venezuelan government has imposed volume restrictions on trading activity, limiting an entity’s activity bid in the first auction to a maximum of $2.0; however, the frequency and future maximum amounts have not been established. There can be no assurance that the SICAD market will provide a currency exchange in a manner widely available to the extent that our Venezuela operations will be able to obtain sufficient U.S. dollars to meet their requirements. If there are not sufficient U.S dollars available in the SICAD market, there may be a negative impact on Avon Venezuela’s future operations. Given that the SICAD market has not provided a widely available source of currency exchange during the first quarter of 2013, we have not remeasured any of our U.S. dollar-

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

denominated liabilities to a rate different than the 6.30 rate. If the SICAD market or an alternative source of exchange becomes widely available at a more unfavorable rate than 6.30 Bolívares to the U.S. dollar, our results would be negatively impacted. There is no assurance that the Company will be able to recover the higher cost of obtaining foreign currency as compared to the official rate through operating activities, such as increased pricing or cost reductions in other areas.
At March 31, 2013, we had a net asset position of $318 associated with our operations in Venezuela, which included cash balances of approximately $115 of which approximately $114 was denominated in Bolívares remeasured at the March 31, 2013 official exchange rate of 6.30. Of the $318 net asset position, approximately $106 was associated with Bolívar-denominated monetary net assets and deferred income taxes. During the first three months of 2013 Avon Venezuela represented approximately 4% of Avon’s consolidated revenue and 4% of Avon’s consolidated Adjusted operating profit. The costs associated with acquiring goods that required settlement in U.S. dollars included within Venezuela's operating profit were not significant during the three months ended March 31, 2013, and were approximately $4 during the three months ended March 31, 2012.
To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued by 50% as of March 31, 2013, or from the official rate of 6.3 to a rate of 12.6 Bolívares to the U.S. dollar, our results will be negatively impacted as follows:

•
As a result of the use of a further devalued exchange rate for the remeasurement of Avon Venezuela's revenues and profits, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 2% and annualized consolidated operating profit would likely be negatively impacted by approximately 3% prospectively, assuming no operational improvements occurred to offset the negative impact of a further devaluation.

•
Avon's consolidated operating profit during the first twelve months following the devaluation, in this example, would likely be negatively impacted by approximately 12%, assuming no offsetting operational improvements. The larger negative impact on operating profit during the first twelve months as compared to the prospective impact is caused by costs of non-monetary assets being carried at historical dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate.

•
We would likely incur an immediate charge of approximately $47 (approximately $32 in other expense, net and approximately $15 in income taxes) associated with the $106 of Bolívar-denominated monetary net assets and deferred income taxes.

Additionally, if the SICAD rate or an alternative source of exchange were to become widely available at 12.6 Bolívares to the U.S. dollar, which would represent a 50% devaluation from the official exchange rate for the existing U.S. dollar-denominated liabilities, as of March 31, 2013, we would likely incur an immediate charge of approximately $5, as well as higher ongoing costs.
At March 31, 2013, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $54 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2012. We are currently unable to predict the likelihood of government approvals of these requests, or if approved, the estimated time for remittance.
In late 2011, the Argentine government introduced restrictive currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At March 31, 2013, we had a net asset position of $85 associated with our operations in Argentina. During the first three months of 2013 Avon Argentina represented approximately 3% of Avon’s consolidated revenue and 4% of Avon’s consolidated Adjusted operating profit.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended March 31,
			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$733.1	$724.6	1%	3%
Operating profit	111.4	56.5	97%	113%
CTI restructuring	9.2	4.6
Adjusted operating profit	$120.7	$61.1	98%	112%

Operating margin	15.2%	7.8%	7.4	7.7
CTI restructuring	1.3	.6
Adjusted operating margin	16.5%	8.4%	8.1	8.3

Active Representatives				4%
Units sold				4%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue increased 1% compared to the prior-year period despite the negative impact from unfavorable foreign exchange. On a Constant $ basis, revenue increased 3% primarily due to an increase in Active Representatives. The region’s Constant $ revenue benefited from growth in Russia and South Africa. This growth was partially offset by declines in the United Kingdom and Turkey.
In Russia, revenue grew 3%, or 4% on a Constant $ basis, as an increase in Active Representatives was partially offset by a lower average order. In the United Kingdom, revenue declined 9%, or 8% on a Constant $ basis, negatively impacted by a decrease in Active Representatives. In Turkey, revenue and Constant $ revenue declined 2%, as lower average order was partially offset by an increase in Active Representatives. In South Africa, revenue declined 11%, impacted by unfavorable foreign exchange. On a Constant $ basis, South Africa’s revenue grew 2% due to higher average order, which was partially offset by a decrease in Active Representatives primarily as a result of tightening credit policies.
Operating margin was negatively impacted by .7 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 8.1 points, or 8.3 points on a Constant $ basis, primarily as a result of:

•
a benefit of 5.6 points due to higher gross margin caused primarily by 6.7 points from lower supply chain costs, primarily due to lower material and overhead costs including the benefits from productivity initiatives, as well as the favorable impact of foreign exchange. These items were partially offset by the unfavorable net impact of mix and pricing of .6 points;

•
a benefit of 1.4 points from lower selling expenses caused primarily by 2.4 points from lower bad debt expense primarily due to a higher provision in the first quarter of 2012 to increase reserves for bad debt in South Africa as a result of growth in new territories, of which 2.0 points was an out-of-period adjustment. This was partially offset by a decline of .7 points from higher field compensation; and

•	a benefit of 1.0 point from lower marketing expenses caused primarily by .6 points from lower net brochure costs.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

North America

	Three Months Ended March 31,
			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$406.2	$479.6	(15)%	(15)%
Operating (loss) profit	(11.2)	3.8	*	*
CTI restructuring	5.8	4.4
Adjusted operating (loss) profit	$(5.4)	$8.2	*	*

Operating margin	(2.8)%	.8%	(3.6)	(3.6)
CTI restructuring	1.4	.9
Adjusted operating margin	(1.3)%	1.7%	(3.0)	(3.0)

Active Representatives				(13)%
Units sold				(13)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 15% on both a reported and Constant $ basis compared to the prior-year period, primarily due to a decrease in Active Representatives and, to a lesser extent, lower average order. The North America segment consists of the North America Avon business and includes the North America Silpada business. Revenue in the North America Avon business declined 15% on both a reported and Constant $ basis, primarily due to a decrease in Active Representatives and, to a lesser extent, lower average order. Revenue in the North America Silpada business declined 21% on both a reported and Constant $ basis, impacted by lower average order. Sales from Beauty products declined 16%, on both a reported and Constant $ basis. Sales from non-Beauty (Fashion and Home) products declined 14%, on both a reported and Constant $ basis, due to the declines in both the North America Avon business and the North America Silpada business.
Operating margin was negatively impacted by .5 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin declined 3.0 points on both a reported and Constant $ basis, primarily as a result of:

•	a decline of 1.5 points due to the impact of revenue deleverage on our fixed expenses, which was partially offset by lower expenses resulting from our cost savings initiatives; and

•
a decline of 1.5 points due to lower gross margin caused primarily by the North America Silpada business, primarily due to a cash incentive program for Representatives, which reduced revenue, and higher obsolescence costs.

We continue to expect challenging financial results within the North America Avon business, partially as a result of the ongoing impact of field transformation and redistricting in the U.S., as well as other operational challenges.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Asia Pacific

	Three Months Ended March 31,
			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$200.0	$221.7	(10)%	(12)%
Operating profit	11.1	15.4	(28)%	(33)%
CTI restructuring	4.8	.7
Adjusted operating profit	$15.9	$16.1	(1)%	(8)%

Operating margin	5.6%	6.9%	(1.3)	(1.7)
CTI restructuring	2.4	.3
Adjusted operating margin	8.0%	7.3%	.7	.4

Active Representatives(1)				(4)%
Units sold				(11)%
(1) Excludes China. See the "Overview" section of this MD&A for a discussion of the update to the definition of Change in Active Representatives and rationale for exclusion of China from the calculation of Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Total revenue declined 10% compared to the prior-year period, or 12% on a Constant $ basis, due to lower average order and a decrease in Active Representatives. The revenue decline was primarily due to the unfavorable results of our China and Philippines operations. Revenue in China declined 30%, or 31% in Constant $, primarily due to declines in unit sales and the transition to a retail incentive model. Revenue in the Philippines declined 1%, or 6% in Constant $, as the market has experienced operational challenges, including weaker service levels. The region's revenue was also impacted by approximately 1 point due to lower revenue as a result of our decision to exit the South Korea and Vietnam markets.
Operating margin was negatively impacted by 2.1 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased .7 points, or .4 points on a Constant $ basis, primarily as a result of:

•	a benefit of 1.3 points from lower administrative expenses, primarily due to benefits from restructuring savings and lower incentive compensation;

•	a benefit of .7 points from lower selling expenses, primarily due to China as we transition to a retail compensation model in that market; and

•	a decline of 1.4 points due to lower gross margin caused primarily by product mix.
Global Expenses

	Three Months Ended March 31,
	2013	2012	% Change
Total global expenses	$140.7	$165.5	(15)%
Allocated to segments	(100.1)	(110.5)	(9)%
Net global expenses	$40.6	$55.0	(26)%
CTI restructuring	2.3	12.9
Adjusted net global expenses	$38.3	$42.1	(9)%
Amounts in the table above may not necessarily sum due to rounding.
Total global expenses decreased compared to the prior-year period primarily due to lower professional and related fees associated with the FCPA investigations and compliance reviews as well as lower costs to implement restructuring initiatives. Amounts allocated to segments decreased compared to the prior-year period primarily due to the decrease in budgeted marketing and research and development costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 5 to the consolidated financial statements included herein, amounted to approximately $7 during the three months ended March 31, 2013, as compared to approximately $23 in the same period of 2012. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. These fees were not allocated to the segments. Please see "Risk Factors - We are currently

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

conducting an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act ("FCPA") and related United States ("U.S.") and foreign laws and we are in discussions with the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") regarding resolving their investigations of these matters. Based on our most recent communications with the SEC and the DOJ, we believe it is probable that we will incur a loss related to the government investigations. We are unable to reasonably estimate the amount or range of such loss; however, such loss could be material." contained in our 2012 Form 10-K, and Note 5, Contingencies, to the consolidated financial statements included herein, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under lines of credit, public offerings of notes, bank financings, and a private placement. At March 31, 2013, we had cash and cash equivalents totaling $1,488. As disclosed in the "Segment Review - Latin America" section of this MD&A, we held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $114 when translated at the official exchange rate at March 31, 2013. In February 2013, the Venezuelan government devalued its currency by approximately 32%. Currency restrictions enacted by the Venezuelan government have limited our ability to repatriate dividends and royalties from our Venezuelan operations. For more details with respect to these currency restrictions and the currency devaluation, see the "Segment Review - Latin America" section of this MD&A above, and for more information regarding risks with respect to these currency restrictions, see "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" contained in our 2012 Form 10-K.
In March 2013, we renewed the revolving credit facility (as defined below) and issued $1.5 billion aggregate principal amount of Notes (as defined below), which improved our capital structure and extended the maturity profile of our long-term debt. The proceeds from the Notes have been or are intended to be used to repay existing debt and for general corporate purposes. See Note 13, Debt, to the consolidated financial statements included herein.
In March 2013, we issued a notice of prepayment for the 2014 Notes, and on April 15, 2013 we prepaid the 2014 Notes. Also in the second quarter of 2013, we expect to repay in full at maturity our $125.0 outstanding principal amount of 4.625% Notes, due May 15, 2013. See Note 13, Debt, to the consolidated financial statements included herein.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments or otherwise. Repurchases of equity and debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. For more information regarding risks associated with our ability to refinance our debt or access certain debt markets, including the commercial paper market, see "Risk Factors - Our indebtedness and debt service obligations could materially adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows," "Risk Factors - To service our debt obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," contained in our 2012 Form 10-K.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 5, Contingencies, to the consolidated financial statements included herein. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained in this report.

Cash Flows
Net Cash Used by Operating Activities
During the first three months of 2013, operating activities used $118.9 of cash as compared to $33.0 during the first three months of 2012. Operating cash flow during the first three months of 2013 was unfavorably impacted primarily by the make-whole premium on the Private Notes, higher payments for employee incentive compensation and restructuring, and higher

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

inventory levels. Partially offsetting these unfavorable impacts was higher levels of accounts payable and lower income tax payments.

Net Cash Used by Investing Activities
Net cash used by investing activities during the first three months of 2013 was $5.4 lower than during the first three months of 2012, primarily due to lower capital expenditures and the sale of the Springdale, OH manufacturing facility in the U.S. in the first quarter of 2013.

Net Cash Provided by Financing Activities
Net cash provided by financing activities of $495.2 during the first three months of 2013 was substantially higher compared to net cash provided by financing activities of $13.7 during the first three months of 2012. This was primarily due to proceeds of $1.5 billion related to issuance of the Notes, lower dividend payments and higher issuances of commercial paper, partially offset by the prepayment of $535.0 principal amount of the Private Notes, the repayment of $380.0 of the outstanding principal amount of the term loan agreement, and the scheduled repayment of $250.0 principal amount of the 4.80% Notes. See Note 13, Debt, to the consolidated financial statements included herein. In addition, in the first three months of 2013 we had proceeds of $88.1 related to the termination of interest-rate swap agreements designated as fair value hedges, compared to $43.6 in the first three months of 2012. See Note 12, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein for further details.
As part of an overall review of our capital structure, on November 1, 2012, we announced a decrease in the quarterly dividend to $.06 per share for the fourth-quarter dividend paid in December 2012. We maintained the dividend of $.06 for the first quarter of 2013. During the first quarter of 2012 our dividend payments were $.23 per share.

Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below, the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of March 31, 2013, there were no amounts outstanding under the revolving credit facility.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily relates to (i) adding a provision whereby the lenders may, at our election, decide to decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. At March 31, 2013, the outstanding principal balance under the term loan agreement was $170.0.
Pursuant to the term loan agreement, we are required to repay an amount equal to 25% of the aggregate remaining principal amount of the term loan on June 29, 2014, and the remaining outstanding principal amount of the term loan on June 29, 2015. Amounts repaid or prepaid under the term loan agreement may not be reborrowed. Borrowings under the term loan agreement bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. The term loan agreement also provides for mandatory prepayments and voluntary prepayments. Subject to certain exceptions (including the issuance of commercial paper and draw-downs on our revolving credit facility), we are required to prepay the term loan in an amount equal to 50% of the net cash proceeds received from any incurrence of debt for borrowed money in excess of $500.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of our assets substantially as an entirety. The debt agreements also contain covenants that limit Avon's subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 4.25:1 at the end of the fiscal quarter ended March 31, 2013, 4:1 at the end of each subsequent fiscal quarter on or prior to September 30, 2013, 3.75:1 at the end of each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of March 31, 2013, and based on then interest rates, an additional approximate $855 of the $1 billion revolving credit facility could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended March 31, 2013. If the 2014 Notes (as defined below) had been redeemed prior to the end of the first quarter, as of March 31, 2013, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $89.5 at March 31, 2013), could have been drawn down without violating any covenant.
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
On March 29, 2013, we prepaid our Private Notes. The prepayment price was equal to 100% of the principal amount of $535.0, plus accrued interest of $6.9 and a make-whole premium of $68.0. In connection with the prepayment of our Private Notes, we incurred a loss on extinguishment of debt of $71.4 in the first quarter of 2013, which included the make-whole premium and the write-off of $3.4 of debt issuance costs related to the Private Notes.
Public Notes
In May and June 2003, respectively, we issued, in public offerings, $250.0 principal amount of 4.20% Notes, due July 15, 2018 and $125.0 principal amount of 4.625% Notes, due May 15, 2013. In March 2008, we issued, in a public offering, $250.0 principal amount of 4.80% Notes, due March 1, 2013 and $250.0 principal amount of 5.75% Notes, due March 1, 2018. In March 2009, we issued, in a public offering, $500.0 principal amount of 5.625% Notes, due March 1, 2014 (the "2014 Notes") and $350.0 principal amount of 6.50% Notes, due March 1, 2019. The net proceeds from these offerings were used to repay indebtedness outstanding under our commercial paper program and for general corporate purposes.
The 4.80% Notes due March 1, 2013 were repaid in full at maturity. Later in March 2013, we issued a notice of prepayment for the 2014 Notes, and on April 15, 2013 we prepaid the 2014 Notes. The prepayment price was equal to 100% of the principal amount of $500.0, plus accrued interest of $3 and a make-whole premium of $22. In connection with the prepayment of our 2014 Notes, we expect to incur a loss on extinguishment of debt of approximately $13 in the second quarter of 2013 consisting of the $22 make-whole premium for the 2014 Notes and the write-off of approximately $1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of approximately $10 associated with the January 2013 interest-rate swap agreement termination (see Note 12, Derivative Instruments and Hedging Activities).

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used, or are intended to be used, to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes (plus make-whole premium and accrued interest), to repay the 4.625% Notes, due May 15, 2013 at maturity, and for general corporate purposes. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At March 31, 2013, there was $89.5 of outstanding commercial paper under this program. Beginning in 2012 and continuing into 2013, the demand for our commercial paper declined, partially impacted by the rating agency action described below.
Additional Information
Our long-term credit ratings are Baa2 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB+ (Stable Outlook) with Fitch, which is below investment grade. In February 2013, Fitch lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook) and Moody's lowered their long-term credit rating from Baa1 (Negative Outlook) to Baa2 (Stable Outlook). Additional rating agency reviews could result in a further change in outlook or downgrade, which would most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and reduced access to lending sources, including the commercial paper market. For more information regarding risks associated with our ability to refinance debt or access certain debt markets, including the commercial paper market, see "Risk Factors - Our indebtedness and debt service obligations could materially adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows," "Risk Factors - To service our debt obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Any failure to meet our debt service obligations, or to refinance or repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A on pages 8 through 18 of our 2012 Form 10-K.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
We use interest-rate swaps to manage our interest rate exposure. The interest-rate swaps are used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. At March 31, 2013 and December 31, 2012, we held interest-rate swap agreements that effectively converted approximately 7% and 62%, respectively, of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. Our total exposure to floating interest rates was 31% at March 31, 2013 and 69% at December 31, 2012.
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "potential," "can," "could," "will," "would," and similar expressions, or the negative of those

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our stabilization strategies, cost savings initiative, multi-year restructuring programs and other initiatives and related actions), liquidity, cash flow and uses of cash, our ability to service our debt obligations or obtain additional financing, costs and cost savings, competitive advantages, impairments, the impact of currency devaluations and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential acquisitions or divestitures, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

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

•
the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy and the devaluation of its currency, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

•
any developments in or consequences of investigations and compliance reviews, and any litigation related thereto, including the ongoing investigations and compliance reviews of FCPA and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

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

•	the impact of changes in tax rates on the value of our deferred tax assets and declining earnings on our ability to realize foreign tax credits in the U.S.;

•	our access to cash, short-term financing, and ability to secure financing or financing at attractive rates;

•	any changes to our credit ratings and the impact of such changes on our financing costs, rates, terms, debt service obligations and access to lending sources;

•	the impact of any significant restructuring charges or significant legal or regulatory settlements on our ability to comply with certain covenants in our debt instruments;

•	our ability to attract and retain key personnel;

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

•
the challenges to our businesses, such as Silpada and China, including the effects of rising costs, macro-economic pressures, competition, any potential outcome of the review of strategic alternatives for Silpada, and the impact of declines in expected future cash flows and growth rates, and a change in the discount rate used to determine the fair value of expected future cash flows, which have impacted, and may continue to impact, the estimated fair value of the recorded goodwill and intangible assets;

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights; and

•	the risk of an adverse outcome in any material pending and future litigations or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our 2012 Form 10-K. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2012 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 5, Contingencies, to the consolidated financial statements included herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2013.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/13	121,973	(1)	$15.46	*	*
2/1 - 2/28/13	25,359	(2)	16.52	*	*
3/1 - 3/31/13	225,061	(3)	19.63	*	*
Total	372,393		$18.05	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
Includes 5,203 shares purchased in private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan and 116,770 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(2)
Includes 22,170 shares purchased in private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan and 3,189 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	April 30, 2013	/s/ Robert Loughran
Robert Loughran
Vice President and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

4.1
Indenture, dated as of February 27, 2008, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.2
Fifth Supplemental Indenture, dated as of March 12, 2013, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 13, 2013).

4.3
Sixth Supplemental Indenture, dated as of March 12, 2013, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 13, 2013).

4.4
Seventh Supplemental Indenture, dated as of March 12, 2013, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 13, 2013).

4.5
Eighth Supplemental Indenture, dated as of March 12, 2013, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 13, 2013).

4.6	Form of 2016 Note (included in Exhibit 4.2).

4.7	Form of 2020 Note (included in Exhibit 4.3).

4.8	Form of 2023 Note (included in Exhibit 4.4).

4.9	Form of 2043 Note (included in Exhibit 4.5).

10.1
Revolving Credit Agreement, dated as of March 13, 2013, among Avon Products, Inc., Avon Capital Corporation, the banks and other lenders party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 13, 2013).

10.2
Amendment No. 1 to the Term Loan Agreement, dated as of March 12, 2013, among Avon Products, Inc., the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 13, 2013).

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