Form 10-Q
period 2013-06-30
AVON PRODUCTS INC
filed 2013-08-01
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2013 was 433,657,188.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2013	June 30, 2012
Net sales	$2,466.8	$2,518.2
Other revenue	42.1	40.0
Total revenue	2,508.9	2,558.2
Costs, expenses and other:
Cost of sales	935.4	949.7
Selling, general and administrative expenses	1,371.3	1,479.6
Operating profit	202.2	128.9
Interest expense	31.1	24.9
Loss on extinguishment of debt	13.0	—
Interest income	(2.8)	(2.8)
Other expense, net	15.6	13.8
Total other expenses	56.9	35.9
Income from continuing operations, before taxes	145.3	93.0
Income taxes	(60.7)	(27.9)
Income from continuing operations, net of tax	84.6	65.1
Loss from discontinued operations, net of tax	(50.4)	(2.4)
Net income	34.2	62.7
Net income attributable to noncontrolling interests	(2.3)	(1.1)
Net income attributable to Avon	$31.9	$61.6
Earnings (loss) per share:
Basic from continuing operations	$0.19	$0.15
Basic from discontinued operations	$(0.12)	$(0.01)
Basic attributable to Avon	$0.07	$0.14
Diluted from continuing operations	$0.19	$0.15
Diluted from discontinued operations	$(0.11)	$(0.01)
Diluted attributable to Avon	$0.07	$0.14
Cash dividends per common share	$0.06	$0.23
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
(In millions, except per share data)	June 30, 2013	June 30, 2012
Net sales	$4,873.9	$5,019.4
Other revenue	91.0	79.2
Total revenue	4,964.9	5,098.6
Costs, expenses and other:
Cost of sales	1,860.8	1,944.4
Selling, general and administrative expenses	2,727.9	2,952.6
Operating profit	376.2	201.6
Interest expense	60.5	49.5
Loss on extinguishment of debt	86.0	—
Interest income	(4.8)	(6.7)
Other expense, net	59.9	23.8
Total other expenses	201.6	66.6
Income from continuing operations, before taxes	174.6	135.0
Income taxes	(101.5)	(41.7)
Income from continuing operations, net of tax	73.1	93.3
Loss from discontinued operations, net of tax	(51.5)	(3.0)
Net income	21.6	90.3
Net income attributable to noncontrolling interests	(3.4)	(2.2)
Net income attributable to Avon	$18.2	$88.1
Earnings (loss) per share:
Basic from continuing operations	$0.16	$0.21
Basic from discontinued operations	$(0.12)	$(0.01)
Basic attributable to Avon	$0.04	$0.20
Diluted from continuing operations	$0.16	$0.21
Diluted from discontinued operations	$(0.12)	$(0.01)
Diluted attributable to Avon	$0.04	$0.20
Cash dividends per common share	$0.12	$0.46
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2013	June 30, 2012
Net income	$34.2	$62.7
Other comprehensive loss:
Foreign currency translation adjustments	(107.7)	(189.7)
Change in derivative losses on cash flow hedges, net of taxes of $0.2 and $0.6	0.3	0.9
Change in derivative losses on net investment hedges	—	—
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $7.1 and $(1.3)	19.6	0.3
Total other comprehensive loss, net of taxes	(87.8)	(188.5)
Comprehensive loss	(53.6)	(125.8)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.4)	0.6
Comprehensive loss attributable to Avon	$(53.2)	$(126.4)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2013	June 30, 2012
Net income	$21.6	$90.3
Other comprehensive loss:
Foreign currency translation adjustments	(131.1)	(64.8)
Change in derivative losses on cash flow hedges, net of taxes of $0.6 and $1.1	1.1	1.9
Change in derivative losses on net investment hedge	—	(0.3)
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $12.1 and $3.1	29.7	9.6
Total other comprehensive loss, net of taxes	(100.3)	(53.6)
Comprehensive (loss) income	(78.7)	36.7
Less: comprehensive income attributable to noncontrolling interests	0.5	1.2
Comprehensive (loss) income attributable to Avon	$(79.2)	$35.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$873.2	$1,206.9
Accounts receivable, net	691.7	752.1
Inventories	1,154.3	1,101.1
Prepaid expenses and other	707.6	827.0
Current assets of discontinued operations	36.1	41.8
Total current assets	3,462.9	3,928.9
Property, plant and equipment, at cost	2,496.7	2,684.8
Less accumulated depreciation	(1,102.8)	(1,158.8)
Property, plant and equipment, net	1,393.9	1,526.0
Goodwill	311.3	330.3
Other intangible assets, net	36.4	40.6
Other assets	1,413.4	1,407.9
Noncurrent assets of discontinued operations	67.4	148.8
Total assets	$6,685.3	$7,382.5
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$263.2	$572.0
Accounts payable	861.1	914.3
Accrued compensation	241.1	264.7
Other accrued liabilities	564.7	645.3
Sales and taxes other than income	187.7	210.6
Income taxes	46.4	73.6
Current liabilities of discontinued operations	16.1	24.1
Total current liabilities	2,180.3	2,704.6
Long-term debt	2,634.8	2,623.8
Employee benefit plans	568.3	637.6
Long-term income taxes	49.8	52.0
Other liabilities	119.0	131.1
Noncurrent liabilities of discontinued operations	0.1	0.1
Total liabilities	$5,552.3	$6,149.2
Contingencies (Note 6)
Shareholders’ Equity
Common stock	$189.3	$188.3
Additional paid-in capital	2,159.5	2,119.6
Retained earnings	4,323.8	4,357.8
Accumulated other comprehensive loss	(977.0)	(876.7)
Treasury stock, at cost	(4,579.3)	(4,571.9)
Total Avon shareholders’ equity	1,116.3	1,217.1
Noncontrolling interests	16.7	16.2
Total shareholders’ equity	$1,133.0	$1,233.3
Total liabilities and shareholders’ equity	$6,685.3	$7,382.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net income	$21.6	$90.3
Loss from discontinued operations, net of tax	51.5	3.0
Income from continuing operations	$73.1	$93.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119.8	109.1
Provision for doubtful accounts	113.4	134.5
Provision for obsolescence	53.7	59.7
Share-based compensation	26.2	23.2
Deferred income taxes	(27.4)	(72.0)
Charge for Venezuelan monetary assets and liabilities	34.1	—
Other	30.1	20.9
Changes in assets and liabilities:
Accounts receivable	(103.3)	(94.4)
Inventories	(154.3)	(170.4)
Prepaid expenses and other	67.6	45.6
Accounts payable and accrued liabilities	(65.8)	1.0
Income and other taxes	(28.6)	(70.8)
Noncurrent assets and liabilities	(68.9)	(43.0)
Net cash provided by operating activities of continuing operations	69.7	36.7
Cash Flows from Investing Activities
Capital expenditures	(75.8)	(87.5)
Disposal of assets	12.8	9.5
Purchases of investments	(14.2)	(0.8)
Proceeds from sale of investments	0.2	—
Net cash used by investing activities of continuing operations	(77.0)	(78.8)
Cash Flows from Financing Activities*
Cash dividends	(53.9)	(199.2)
Debt, net (maturities of three months or less)	31.6	(343.1)
Proceeds from debt	1,478.8	638.4
Repayment of debt	(1,796.2)	(71.2)
Interest rate swap termination	88.1	43.6
Proceeds from exercise of stock options	16.8	7.6
Excess tax benefit realized from share-based compensation	0.1	(2.6)
Repurchase of common stock	(7.6)	(8.1)
Net cash (used) provided by financing activities of continuing operations	(242.3)	65.4
Cash Flows from Discontinued Operations
Net cash (used) provided by operating activities of discontinued operations	(0.5)	4.4
Net cash used by investing activities of discontinued operations	(0.2)	(0.1)
Net cash (used) provided by discontinued operations	(0.7)	4.3
Effect of exchange rate changes on cash and equivalents	(81.0)	3.7
Net (decrease) increase in cash and equivalents	(331.3)	31.3
Cash and equivalents at beginning of year(1)	$1,209.6	$1,245.1
Cash and equivalents at end of period(2)	$878.3	$1,276.4

*	Non-cash financing activities in the six months ended June 30, 2013 and 2012 included the change in fair market value of interest-rate swap agreements of $(.7) and $(1.1), respectively.

(1)	Includes cash and cash equivalents of discontinued operations of $2.7 and $6.9 at the beginning of the year in 2013 and 2012, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $5.1 and $8.0 at the end of the period in 2013 and 2012, respectively.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2012 Annual Report on Form 10-K, as amended ("2012 Form 10-K") in preparing these unaudited financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2012 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.
Venezuela Currency
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, operating profit and net income during the six months ending June 30, 2013 were negatively impacted.
New Accounting Standard Implemented
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income ("AOCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. See Note 7, Accumulated Other Comprehensive Income, for the required disclosures. ASU 2013-02 is effective as of January 1, 2013 for Avon and did not have a significant impact on our financial statements, other than presentation.

2. EARNINGS PER SHARE AND SHARE REPURCHASES
We compute earnings (loss) per share ("EPS") using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net income allocated to common shareholders by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Shares in millions)	2013	2012	2013	2012
Numerator from continuing operations:
Income from continuing operations less amounts attributable to noncontrolling interests	$82.3	$64.0	$69.7	$91.1
Less: Earnings allocated to participating securities	(.7)	(1.1)	(.6)	(1.9)
Income from continuing operations allocated to common shareholders	81.6	62.9	69.1	89.2
Numerator from discontinued operations:
Loss from discontinued operations	$(50.4)	$(2.4)	$(51.5)	$(3.0)
Less: Loss (earnings) allocated to participating securities	.4	(.6)	.5	(1.1)
Loss allocated to common shareholders	(50.0)	(3.0)	(51.0)	(4.1)
Numerator attributable to Avon:
Net income attributable to Avon	$31.9	$61.6	$18.2	$88.1
Less: Earnings allocated to participating securities	(.3)	(1.1)	(.2)	(1.9)
Income allocated to common shareholders	31.6	60.5	18.0	86.2
Denominator:
Basic EPS weighted-average shares outstanding	433.5	432.0	433.0	431.6
Diluted effect of assumed conversion of stock options	1.1	.8	.9	.8
Diluted EPS adjusted weighted-average shares outstanding	434.6	432.8	433.9	432.4
Earnings per Common Share from continuing operations:
Basic	$.19	$.15	$.16	$.21
Diluted	$.19	$.15	$.16	$.21
Loss per Common Share from discontinued operations:
Basic	$(.12)	$(.01)	$(.12)	$(.01)
Diluted	$(.11)	$(.01)	$(.12)	$(.01)
Earnings per Common Share attributable to Avon:
Basic	$.07	$.14	$.04	$.20
Diluted	$.07	$.14	$.04	$.20
Amounts in the table above may not necessarily sum due to rounding.
At June 30, 2013 and 2012, we did not include stock options to purchase 18.2 million shares and 22.2 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would have been anti-dilutive.
We purchased approximately .4 million shares of Avon common stock for $7.6 during the first six months of 2013, as compared to approximately .4 million shares of Avon common stock for $8.1 during the first six months of 2012, primarily through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan. During the first three months of 2012, shares were also purchased under our previously announced share repurchase program, which expired in the fourth quarter of 2012.

3. DISCONTINUED OPERATIONS
On June 30, 2013, the Company entered into an agreement to sell its Silpada jewelry business (“Silpada”) for $85, plus an earn-out of up to $15 if Silpada achieves specific earnings targets over two years. Earlier this year, the Company disclosed that it was reviewing strategic alternatives for Silpada. The Company determined as part of this process to divest Silpada because of the timeline and investment required to return the business to historical levels of profitability. Silpada was previously reported within our North America segment and was classified within discontinued operations for all periods presented.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The transaction closed on July 3, 2013. The Company expects that the proceeds from the sale will be used for general corporate purposes, including the repayment of outstanding debt. The benefit associated with the earn-out will be recorded in discontinued operations only when it becomes realizable by Avon. In the second quarter of 2013, the Company recorded a pre-tax charge of $79 ($50 net of tax), reflecting the expected loss on sale, which represents the difference between the carrying value of the Silpada business and the expected proceeds.
Summarized financial information for discontinued operations is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue	$24.7	$33.5	$52.3	$68.5
Operating loss(1)	(80.0)	(2.3)	(81.9)	(3.5)
(1) Operating loss for the three and six months ended June 30, 2013 includes a pre-tax charge of $79, reflecting the expected loss on sale.
2012 Impairment Assessment
Silpada was acquired in July 2010. Silpada had historically generated positive cash flows and was expected to continue to generate positive cash flows; however, the expected cash flows of the business as of the date of our impairment analysis were not at a level sufficient to support the carrying value of the business. Since the acquisition in 2010, the Silpada business did not achieve our revenue, earnings and cash flows expectations primarily due to lower consumer spending, higher silver prices and increased competition. When compared to our initial projections for the business at the time of the acquisition, the future expectations for Silpada utilized in the 2011 and 2012 impairment analyses represented a significant decrease in the future cash flows that were expected to be generated by Silpada. This reduction in future expectations led to material impairments of $263 and $209 being recorded during the fourth quarters of 2011 and 2012, respectively.
Throughout the first nine months of 2012, Silpada continued to perform generally in line with our revenue and earnings forecast and there were no significant changes to our long-term outlook for the business, which was utilized in determining the estimated fair value in our 2011 impairment analysis. Our revenue and earnings forecast for 2012 had projected improvements to the trends (i.e., a reduction of the year-over-year revenue declines) in the latter portion of 2012. In 2012, in an effort to promote sales and grow the business, we made changes to certain members of the Silpada management team, including bringing in personnel who had previously managed other Avon businesses. Among the initiatives implemented by the new Silpada management team was a recruiting incentive program which we had believed would benefit our Representative counts and Representative productivity primarily in the latter portion of 2012, and in turn improve the performance of the business. While we saw improvement in our Representative additions, the recruiting incentive program did not result in the expected Representative productivity.
In the fourth quarter of 2012, which is generally the quarter with the largest dollar value of revenue for the Silpada business, it became apparent that we would not achieve our forecasted revenue and earnings for 2012, partially due to the recruiting incentive program not driving the expected Representative productivity, and as a result, Silpada experienced weaker than expected performance in the fourth quarter of 2012. The revenue performance in the fourth quarter of 2012 was approximately 19% less than the estimates utilized in our 2011 impairment analysis. Based on these continued trends, in the latter part of the fourth quarter of 2012, in conjunction with the 2013 planning process and the early stages of our evaluation of strategic alternatives for the business, we lowered our long-term revenue and earnings projections for Silpada in our discounted cash flow (“DCF”) model to reflect a more moderate recovery of the business. The more moderate recovery of the business was believed to be appropriate due to the lack of sales momentum in the business and the continued inability of Silpada to achieve our financial performance expectations.
The decline in the fair values of the Silpada reporting unit, the trademark, and the customer relationships was primarily driven by the reduction in the forecasted long-term growth rates and cash flows used to estimate fair value. The lower than expected results for fiscal year 2012 served as the baseline for the long-term projections of the business. Fiscal year 2012 revenue for Silpada was approximately 10% less than the estimates utilized in our 2011 impairment analysis and 19% less than fiscal year 2011 results. We forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

4. INVENTORIES

Components of Inventories	June 30, 2013	December 31, 2012
Raw materials	$382.2	$393.4
Finished goods	772.1	707.7
Total	$1,154.3	$1,101.1

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$3.4	$3.7	$2.8	$4.5	$.5	$.5
Interest cost	7.0	7.4	9.0	9.7	1.1	1.4
Expected return on plan assets	(9.4)	(8.8)	(10.1)	(9.8)	—	—
Amortization of prior service credit	(.1)	—	—	(.4)	(1.2)	(3.3)
Amortization of net actuarial losses	12.0	10.1	2.7	4.4	.6	1.0
Curtailments	—	—	(7.5)	—	—	(1.0)
Net periodic benefit costs	$12.9	$12.4	$(3.1)	$8.4	$1.0	$(1.4)

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$8.4	$7.5	$7.6	$9.0	$1.0	$1.0
Interest cost	13.6	14.8	18.1	19.5	2.5	2.9
Expected return on plan assets	(18.8)	(18.0)	(19.9)	(19.6)	—	—
Amortization of prior service credit	(.2)	(.1)	(.3)	(.8)	(2.4)	(6.6)
Amortization of net actuarial losses	23.3	21.9	7.3	8.8	1.4	2.0
Curtailments	—	—	(7.5)	—	—	(1.0)
Net periodic benefit costs	$26.3	$26.1	$5.3	$16.9	$2.5	$(1.7)
The curtailment gain recognized in the second quarter of 2013 is due to the decision to freeze our defined benefit pension plan in the United Kingdom.
As of June 30, 2013, we made approximately $12 and $47 of contributions to the U.S. and non-U.S. pension and postretirement plans, respectively. During the remainder of 2013, we anticipate contributing approximately $43 to $48 and $18 to $23 to fund our U.S. and non-U.S. pension and postretirement plans, respectively. The contributions made as of June 30, 2013 to the non-U.S. pension and postretirement plans include $25 as a result of our decision to freeze our defined benefit pension plan in the United Kingdom. All future pension benefits in the United Kingdom will now accrue on a defined contribution basis rather than on a defined benefit basis. Our funding requirements may be impacted by regulations or interpretations thereof.

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
As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We are conducting these compliance reviews in a number of countries selected to represent each of the Company's international geographic segments. The internal investigation and compliance reviews are focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third-party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are substantially complete. In connection with the internal investigation and compliance reviews, certain personnel actions, including termination of employment of certain senior members of management, have been taken, and additional personnel actions may be taken in the future. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third-party due diligence program and other compliance-related resources.
As previously reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. As previously reported in August 2012, we are in discussions with the SEC and the DOJ regarding resolving the government investigations. Our factual presentations as part of these discussions are substantially complete. In June 2013, we made an offer of settlement to the DOJ and the SEC that, among other terms, included payment of monetary penalties of approximately $12. The DOJ and the SEC have rejected the terms of our offer. Although we expect that the DOJ and the SEC will make a counterproposal to our offer, they have not yet done so. Our discussions with the DOJ and the SEC are ongoing.
There can be no assurance that a settlement with the SEC and the DOJ will be reached or, if a settlement is reached, the timing of any such settlement or the terms of any such settlement. We expect any such settlement will include civil and/or criminal fines and penalties, and may also include non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlement with the SEC and the DOJ. Under certain circumstances, we may also be required to advance significant professional fees and expenses to certain current and former Company employees in connection with these matters. Until any settlement or other resolution of these matters, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations.
At this point we are unable to predict the developments in, outcome of, and economic and other consequences of the government investigations or their impact on our earnings, cash flows, liquidity, financial condition and ongoing business. However, based on our most recent discussions with the DOJ and the SEC, the Company believes that it is probable that the Company will incur a loss upon settlement that is higher than the offer made by the Company of approximately $12, which was accrued by the Company as of June 30, 2013. We are unable to reasonably estimate the amount of any additional loss above the amount accrued to date; however it is reasonably possible that such additional loss will be material.

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
In April 2012, several purported shareholders' actions were filed against the Company and certain present or former directors of the Company in New York Supreme Court, New York County (Pritika v. Jung, et al., Index No. 651072/2012; Feinman v. Avon Products, Inc., et al., Index No. 651087/2012; Gaines v. Jung, et al., Index No. 651097/2012; Schwartz v. Avon Products, Inc., et al., Index No. 651152/2012; Robaczynki, individually and on behalf of all others similarly situated and derivatively on behalf of Avon Products, Inc. v. Jung, et al., Index No. 651176/2012). On April 26, 2012, the actions were consolidated in New York Supreme Court, New York County (In re Avon Products, Inc. Shareholder Litigation, Consolidated Index No. 651087/2012E). An amended consolidated complaint was filed on May 18, 2012. The amended consolidated complaint asserts a derivative claim against the individual defendants based on alleged breaches of fiduciary duties in connection with indications of interest by Coty, Inc. in acquiring the Company. The Company is named as a nominal defendant on the purported derivative claim, and no relief appears to be sought against the Company on that claim. The amended consolidated complaint also asserts a purported direct claim on behalf of a class of shareholders against the individual defendants based on alleged breaches of such fiduciary duties. Plaintiffs seek compensatory damages as well as injunctive relief. On June 27, 2012, defendants moved to dismiss the consolidated action. By decision and order dated March 5, 2013, the court granted defendants' motion to dismiss the complaint with prejudice. On April 1, 2013, plaintiffs filed a notice of appeal from the court's order dismissing the complaint. On July 1, 2013, plaintiffs' appeal was withdrawn with prejudice.
Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS), totaling approximately $373, $56 and $258 each, including penalties and accrued interest, at the exchange rate on June 30, 2013. The 2002 and the 2012 assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 assessments are unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 assessments. In July 2013, the 2012 IPI assessment was upheld at the first administrative level (decisions regarding the 2012 PIS and COFINS assessments remain pending). We intend to appeal the decision to the second administrative level. In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to approximately $30 from approximately $71, including penalties and accruing interest, at the exchange rate on June 30, 2013. We have appealed this decision to the second administrative level. In the event that the 2002 or 2012 assessments are upheld at

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2013, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and six months ended June 30, 2013:

Three Months Ended June 30, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2013	$(341.0)	$(6.0)	$(4.3)	$(537.9)	$(889.2)
Other comprehensive loss other than reclassifications	(107.7)	—	—	—	(107.7)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.2(1)	—	.3	—	—	.3
Adjustments of and amortization of net actuarial loss, prior service costs, and transition obligation, net of tax of $7.1(2)	—	—	—	19.6	19.6
Total reclassifications into earnings	—	.3	—	19.6	19.9
Balance at June 30, 2013	$(448.7)	$(5.7)	$(4.3)	$(518.3)	$(977.0)

Six Months Ended June 30, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2012	$(317.6)	$(6.8)	$(4.3)	$(548.0)	$(876.7)
Other comprehensive loss other than reclassifications	(131.1)	—	—	—	(131.1)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.6(1)	—	1.1	—	—	1.1
Adjustments of and amortization of net actuarial loss, prior service costs, and transition obligation, net of tax of $12.1(2)	—	—	—	29.7	29.7
Total reclassifications into earnings	—	1.1	—	29.7	30.8
Balance at June 30, 2013	$(448.7)	$(5.7)	$(4.3)	$(518.3)	$(977.0)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

8. SEGMENT INFORMATION
In the second quarter of 2013, Silpada was classified within discontinued operations. See Note 3, Discontinued Operations for further details. Accordingly, all amounts exclude the results of Silpada for all periods presented.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,
	2013		2012
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,252.1	$147.8	$1,242.8	$114.9
Europe, Middle East & Africa	678.4	104.1	663.1	71.3
North America	380.3	(11.5)	433.9	(1.6)
Asia Pacific	198.1	16.4	218.4	11.1
Total from operations	$2,508.9	$256.8	$2,558.2	$195.7
Global and other	—	(54.6)	—	(66.8)
Total	$2,508.9	$202.2	$2,558.2	$128.9

	Six Months Ended June 30,
	2013		2012
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$2,396.5	$249.2	$2,392.3	$165.7
Europe, Middle East & Africa	1,411.5	215.5	1,387.7	127.8
North America	758.8	(20.8)	878.5	3.4
Asia Pacific	398.1	27.5	440.1	26.5
Total from operations	$4,964.9	$471.4	$5,098.6	$323.4
Global and other	—	(95.2)	—	(121.8)
Total	$4,964.9	$376.2	$5,098.6	$201.6
Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beauty(1)	$1,787.5	$1,854.5	$3,555.7	$3,713.1
Fashion(2)	414.7	430.1	819.6	848.1
Home(3)	264.6	233.6	498.6	458.2
Net sales	$2,466.8	$2,518.2	$4,873.9	$5,019.4
Other revenue(4)	42.1	40.0	91.0	79.2
Total revenue	$2,508.9	$2,558.2	$4,964.9	$5,098.6

(1)	Beauty includes color cosmetics, fragrances, skincare and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products, children's products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

9. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2013 and December 31, 2012, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2013	December 31, 2012
Deferred tax assets	$233.1	$273.5
Prepaid taxes and tax refunds receivable	135.2	141.1
Prepaid brochure costs, paper, and other literature	101.0	111.8
Receivables other than trade	80.0	131.6
Short-term investments	30.7	16.5
Healthcare trust assets	14.7	26.9
Interest-rate swap agreements, including interest (Notes 12 and 13)	—	19.5
Other	112.9	106.1
Prepaid expenses and other	$707.6	$827.0
At June 30, 2013 and December 31, 2012, other assets included the following:

Components of Other Assets	June 30, 2013	December 31, 2012
Deferred tax assets	$900.1	$826.9
Capitalized software	242.5	235.4
Long-term receivables	173.4	174.9
Investments	46.4	44.5
Interest-rate swap agreements (Notes 12 and 13)	—	94.8
Other	51.0	31.4
Other assets	$1,413.4	$1,407.9

10. RESTRUCTURING INITIATIVES
$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative") in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin by 2016. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the restructuring or closure of certain smaller, under-performing markets, including our exit from the South Korea, Vietnam and Republic of Ireland markets.
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $79.5 before taxes, of which $28.8 before taxes was recorded in the first half of 2013. For the actions approved to-date, we expect our total costs to implement to be in the range of $105 to $115 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $26 to $36 before taxes are expected to be recorded primarily in 2013. At this time we are unable to quantify the total costs that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $125 before taxes. For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

During the three and six months ended June 30, 2013, we recorded costs to implement of $8.5 and $28.8, respectively, related to the $400M Cost Savings Initiative, and the costs consisted of the following:

•	net charges of $3.2 and $16.5, respectively, primarily for employee-related costs, including severance benefits;

•	contract termination and other charges of $3.9 and $3.9, respectively, primarily related to the costs associated with our exit from the Republic of Ireland market;

•	accelerated depreciation of $4.9 and $11.8, respectively, associated with the closure and rationalization of certain facilities;

•	net benefit of $3.5 and $3.5, respectively, primarily related to the accumulated foreign currency translation adjustments associated with our exit from the Vietnam market;

•	implementation costs of $.4 and $.8, respectively, for professional service fees; and

•	net benefits of $.4 and $.7, respectively, related to inventory adjustments.
For the three months ended June 30, 2013, $8.9 of the total costs to implement was recorded in selling, general and administrative expenses and a net benefit of $.4 was recorded in cost of sales. For the six months ended June 30, 2013, $29.5 of the total costs to implement was recorded in selling, general and administrative expenses and a net benefit of $.7 was recorded in cost of sales. The majority of cash payments associated with these charges are expected to be made during 2013.
The liability balance for the $400M Cost Savings Initiative as of June 30, 2013 is as follows:

	Employee- Related Costs	Inventory/ Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2012	$41.3	$—	$—	$1.7	$43.0
2013 charges	17.5	.2	(3.5)	4.4	18.6
Adjustments	(1.0)	(.9)	—	(.5)	(2.4)
Cash payments	(31.9)	—	—	(4.3)	(36.2)
Non-cash write-offs	—	.7	3.5	—	4.2
Balance at June 30, 2013	$25.9	$—	$—	$1.3	$27.2
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to date	$61.7	$.7	$(3.5)	$5.8	$64.7
Estimated charges to be incurred on approved initiatives	5.0	—	6.0	8.3	19.3
Total expected charges on approved initiatives	$66.7	$.7	$2.5	$14.1	$84.0
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
First quarter 2013	(1.1)	9.0	1.5	1.5	2.1	13.0
Second quarter 2013	3.8	3.4	(.1)	(3.9)	—	3.2
Charges incurred to date	15.6	13.5	19.4	10.5	5.7	64.7
Estimated charges to be incurred on approved initiatives	5.0	14.2	—	.1	—	19.3
Total expected charges on approved initiatives	$20.6	$27.7	$19.4	$10.6	$5.7	$84.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

As noted previously, for the initiatives approved to date, we expect to record total costs to implement in the range of $105 to $115 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.

Additional Restructuring Charges
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs, and improve efficiencies. In addition, management approved the relocation of our corporate headquarters in New York City.
Restructuring Charges – First and Second Quarter 2013
As a result of the analysis and the actions taken, during the three and six months ended June 30, 2013, we recorded benefits of $.4 and $.2, respectively, in selling, general and administrative expenses.
Restructuring Charges – First and Second Quarter 2012
During the three and six months ended June 30, 2012, we recorded total costs to implement of $39.2 and $61.0, respectively, associated with previously approved initiatives, and the costs consisted of the following:

•	net charges of $37.2 and $56.0, respectively, primarily for employee-related costs;

•	implementation costs of $.9 and $3.9, respectively, for professional service fees; and

•	accelerated depreciation of $1.1 and $1.1, respectively, associated with the relocation our corporate headquarters.
Total costs to implement were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2012.
The liability balance for these various restructuring initiatives as of June 30, 2013 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2012	$17.6	$11.8	$29.4
2013 charges	.3	.3	.6
Adjustments	(.9)	—	(.9)
Cash payments	(11.4)	(2.8)	(14.2)
Foreign exchange	(.1)	—	(.1)
Balance at June 30, 2013	$5.5	$9.3	$14.8
The actions associated with these various restructuring initiatives are substantially complete.

2005 and 2009 Restructuring Programs
We launched restructuring programs in 2005 and 2009 (collectively, the "2005 and 2009 Restructuring Programs") with initiatives designed to enhance our organizational effectiveness, implement a global manufacturing strategy and additional supply chain efficiencies in distribution, restructure our global supply chain operations, realign certain local business support functions to a more regional base, and streamline transactional and other services.
Restructuring Charges – First and Second Quarter 2013
During the three and six months ended June 30, 2013, we have recorded total costs to implement these restructuring initiatives of $.4 and $.2, respectively, primarily in selling, general and administrative expenses, associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Restructuring Charges – First and Second Quarter 2012
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
For the three months ended June 30, 2012, a net benefit of $1.7 was recorded in selling, general and administrative expenses and total costs to implement of $.7 were recorded in cost of sales. For the six months ended June 30, 2012, total costs to implement of $1.1 were recorded in selling, general and administrative expenses and $3.4 were recorded in cost of sales.
The liability balances, which primarily consist of employee-related costs, for the initiatives under the 2005 and 2009 Restructuring Programs are shown below:

Total
Balance December 31, 2012	$21.0
2013 charges	.7
Adjustments	(.9)
Cash payments	(14.2)
Foreign exchange	(.1)
Balance at June 30, 2013	$6.5

The 2005 and 2009 Restructuring Programs are substantially complete.

11. GOODWILL AND INTANGIBLE ASSETS
In the second quarter of 2013, Silpada was classified within discontinued operations. See Note 3, Discontinued Operations for further details. Accordingly, all amounts exclude the results of Silpada for all periods presented.

Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2012	$122.8	$167.3	$84.2	$374.3
Accumulated impairments	—	—	(44.0)	(44.0)
Net balance at December 31, 2012	$122.8	$167.3	$40.2	$330.3

Changes during the period ended June 30, 2013:
Other(1)	(10.2)	(9.4)	.6	(19.0)

Gross balance at June 30, 2013	$112.6	$157.9	$84.8	$355.3
Accumulated impairments	—	—	(44.0)	(44.0)
Net balance at June 30, 2013	$112.6	$157.9	$40.8	$311.3
(1) Other is primarily comprised of foreign currency translation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Other intangible assets

	June 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$49.4	$(44.2)	$52.7	$(46.0)
Licensing agreements	58.6	(50.6)	62.8	(53.6)
Noncompete agreements	8.1	(8.1)	8.6	(8.6)
Trademarks	6.6	(6.6)	6.6	(6.3)
Indefinite-Lived Trademarks	23.2	—	24.4	—
Total	$145.9	$(109.5)	$155.1	$(114.5)
Aggregate amortization expense was $1.1 and $.8 for the three months ended June 30, 2013 and 2012, respectively, and $2.2 and $1.9 for the six months ended June 30, 2013 and 2012, respectively.

Estimated Amortization Expense:
Remainder of 2013	$2.0
2014	3.3
2015	2.7
2016	1.9
2017	1.5
Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, disposals, impairments, accelerated amortization or fluctuations in foreign currency exchange rates.

12. FAIR VALUE
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Total
Assets:
Money market funds	$14.7	$—	$14.7
Available-for-sale securities	2.1	—	2.1
Foreign exchange forward contracts	—	.3	.3
Total	$16.8	$.3	$17.1
Liabilities:
Foreign exchange forward contracts	$—	$5.3	$5.3
Total	$—	$5.3	$5.3

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

Fair Value Measurement - China
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. We use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the fair value of China included the discount rate (based on the weighted-average cost of capital) and revenue growth. A significant decline in expected future cash flows and growth rates, which may result from an increased competitive landscape, or a change in the discount rate used to fair value expected future cash flows, may result in future impairment charges.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, money market funds, accounts receivable, loans receivable, debt maturing within one year, accounts payable, long-term debt, foreign exchange forwards contracts, and interest-rate swap agreements. The carrying value for cash and cash equivalents, accounts receivable, accounts payable, and short-term investments approximate fair value because of the short-term nature of these instruments. The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2013 and December 31, 2012, respectively, consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.1	$2.1	$1.9	$1.9
Money market funds	14.7	14.7	26.9	26.9
Debt maturing within one year(1)	(263.2)	(263.2)	(572.0)	(572.2)
Long-term debt(1)	(2,634.8)	(2,620.6)	(2,623.8)	(2,547.7)
Foreign exchange forward contracts	(5.0)	(5.0)	3.4	3.4
Interest-rate swap agreements	—	—	93.1	93.1
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

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of June 30, 2013, all interest-rate swap agreements have been terminated.
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
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2013:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.3	Accounts payable	$5.3
Total derivatives not designated as hedges		$.3		$5.3
Total derivatives		$.3		$5.3

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

Accounting Policies
If applicable, derivatives are recognized on the balance sheet at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we had designated it and it qualified as part of a hedging relationship and further, on the type of hedging relationship. We apply the following accounting policies:

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

•	Changes in the fair value of a derivative not designated as a hedging instrument are recognized in earnings in other expense, net in the Consolidated Statements of Income.
Realized gains and losses on a derivative are reported in the Consolidated Statements of Cash Flows consistent with the underlying hedged item.
For derivatives designated as hedges, we assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 85% - 125% of the cumulative changes in the fair value of the hedged item. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net in the Consolidated Statements of Income. In addition, when we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in AOCI to earnings in other expense, net in the Consolidated Statements of Income.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. We previously used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At December 31, 2012, we held interest-rate swap agreements that effectively converted approximately 62% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. As of June 30, 2013, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Our total exposure to floating interest rates was approximately 13% at June 30, 2013, and 69% at December 31, 2012.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

In January 2013, we terminated eight of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net. For the three and six months ended June 30, 2013, the net impact of the gain amortization was $13.8 and $19.0, respectively. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At June 30, 2013, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $71.4, and was included within long-term debt.
In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net. For the three and six months ended June 30, 2013, the net impact of the gain amortization was $1.5 and $3.0, respectively. For the three and six months ended June 30, 2012, the net impact of the gain amortization was $1.4 and $1.4, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At June 30, 2013, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $38.7, and was included within long-term debt.
At June 30, 2013, we do not have interest-rate swap agreements designated as fair value hedges. In addition to the terminations discussed above, the remaining interest-rate swap agreements designated as fair value hedges were terminated in conjunction with the repayment of the associated debt. During the six months ended June 30, 2013, we recorded a net loss of $.7 in interest expense for the interest-rate swap agreements designated as fair value hedges; however, no net gain or loss was recorded during the three months ended June 30, 2013 as the interest-rate swaps were terminated in that period. During the three and six months ended June 30, 2012, we recorded a net gain of $3.4 and a net loss of $1.1, respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At June 30, 2013, we do not have interest-rate swap agreements that are not designated as hedges as the remaining undesignated interest-rate swap agreements were terminated in conjunction with the repayment of the associated debt, and therefore no net gain or loss was recorded during the three months ended June 30, 2013. During the six months ended June 30, 2013, we recorded an immaterial net loss in other expense, net associated with the undesignated interest-rate swap agreements. During the three and six months ended June 30, 2012, we recorded immaterial net gains in other expense, net associated with these undesignated interest-rate swap agreements.
There was no hedge ineffectiveness for the three and six months ended June 30, 2013 and 2012, related to these interest-rate swaps.
Foreign Currency Risk
At June 30, 2013, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Czech Republic koruna, the euro, Mexican peso, New Zealand dollar, Peruvian new sol, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvnia, and Venezuelan bolívar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2013, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $132 for the euro, Peruvian new sol, Mexican peso, British pound, Polish zloty, the Czech Republic koruna, Romanian leu, and New Zealand dollar.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and six months ended June 30, 2013, we recorded losses of $5.1 and $8.1, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2013, we recorded gains of $5.5 and $8.6, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2012, we recorded losses of $8.9 and $5.6, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2012, we recorded gains of $10.2 and $7.4, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

We also used a foreign exchange forward contract to hedge the foreign currency exposure related to the net assets of a foreign subsidiary, which was effective as a hedge. A loss of $.3 on the foreign exchange forward contract was recorded in foreign currency translation adjustments within AOCI for the six months ended June 30, 2012. The foreign exchange forward contract was terminated in January 2012, and therefore no gain or loss was recorded during the three months ended June 30, 2012 or during the three and six months ended June 30, 2013.

14. DEBT
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below, the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of June 30, 2013, there were no amounts outstanding under the revolving credit facility.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily related to (i) adding a provision whereby the lenders may, at our election, decide to decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. At June 30, 2013, the outstanding principal balance under the term loan agreement was $170.0. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties.
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
Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of our assets substantially as an entirety. The debt agreements also contain covenants that limit Avon's subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 4:1 at the end of the fiscal quarter ended June 30, 2013 and the fiscal quarter ending September 30, 2013, 3.75:1 at the end of each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of June 30, 2013, and based on then interest rates, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $4.9 at June 30, 2013), could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended June 30, 2013.
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
The 4.80% Notes due March 1, 2013 were repaid in full at maturity. On April 15, 2013 we prepaid the 2014 Notes at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 13, Derivative Instruments and Hedging Activities for further details. In addition, the 4.625% Notes due May 15, 2013 were repaid in full at maturity.
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At June 30, 2013, there was $4.9 of outstanding commercial paper under this program. Beginning in 2012 and continuing into 2013, the demand for our commercial paper declined, partially impacted by the rating agency action described below.

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

15. SUBSEQUENT EVENTS
On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties.

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct-selling channel. At December 31, 2012, we had sales operations in 65 countries and territories, including the United States ("U.S."), and distribute products in 43 more. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty, Fashion and Home. Beauty consists of color cosmetics, fragrances, skin care and personal care. Fashion consists of jewelry, watches, apparel, footwear, accessories and children’s products. Home consists of gift and decorative products, housewares, entertainment and leisure products, children's products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by more than 6 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2012, approximately 86% of our consolidated revenue was derived from operations outside the U.S.
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
During the first half of 2013, revenues declined 3% compared to the prior-year period due to unfavorable foreign exchange. Constant $ revenue increased 1%, primarily due to a 1% increase in Active Representatives. Average order was relatively unchanged. Sales from the Beauty category decreased 4%, or was relatively unchanged on a Constant $ basis. Sales from the Fashion category decreased 3%, or 1% on a Constant $ basis. Sales from the Home category increased 9%, or 13% on a Constant $ basis. See “Segment Review” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," for additional information related to changes in revenue by segment.

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

As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $79.5 before taxes, of which $28.8 before taxes was recorded in the first half of 2013. For the actions approved to-date, we expect our total costs to implement to be in the range of $105 to $115 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $26 to $36 before taxes are expected to be recorded primarily in 2013. At this time we are unable to quantify the total costs that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $125 before taxes. Refer to Note 10, Restructuring Initiatives to the consolidated financial statements included herein for further information.
As a result of the 32% devaluation of Venezuelan currency in February 2013, our first quarter of 2013 operating margin was negatively impacted. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, the first half of 2013 operating profit and net income were negatively impacted by $30, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. We expect an additional negative impact of approximately $20 to 2013 operating profit and net income, primarily during the third quarter of 2013, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. In addition to the negative impact to operating margin, as a result of the devaluation of Venezuelan currency, during the first quarter of 2013, we recorded a one-time, after-tax loss of $51 ($34 in other expense, net

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

and $17 in income taxes), primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Refer to further discussion of Venezuela in "Segment Review - Latin America" of this MD&A.
In July 2013, we completed the sale of our Silpada business ("Silpada") for $85. Silpada was classified within discontinued operations for all periods presented. Silpada was previously reported within our North America segment. In the second quarter of 2013, the Company recorded a pre-tax charge of $79 ($50 net of tax), reflecting the expected loss on sale.

CRITICAL ACCOUNTING ESTIMATES
The disclosure below provides information that is supplemental to the disclosure provided in our 2012 Form 10-K:
Taxes
At December 31, 2012, we had recognized deferred tax assets of $356 relating to foreign tax credit carryforwards of which $58, $44, $54, $125 and $75 expire at the end of 2018, 2019, 2020, 2021 and 2022, respectively. We have a history of having domestic source losses and our excess foreign tax credits have primarily resulted from having a greater domestic source loss in recent years which reduces foreign source income. Our ability to utilize these foreign tax credits is dependent on future U.S. taxable income. At December 31, 2012, we would need to generate approximately $1 billion of excess net foreign source income in order to realize the deferred tax assets. There are a number of variables to consider in determining the projected realization of excess foreign tax credits including the amount of any domestic source loss and the type, jurisdiction and timing of any foreign source income. Based on our projections, we estimate that it will take several years to generate sufficient excess net foreign source income to realize these excess foreign tax credits, which expire 10 years after being created.
We have concluded that the tax benefits associated with the foreign tax credits are “more likely than not” to be realized prior to expiration based on forecasted future U.S. taxable income, including domestic profitability, royalties received from foreign subsidiaries and repatriation of foreign earnings, and the potential impact of possible tax planning strategies. Assumptions embedded in our forecasted future U.S. taxable income include continued international growth, the stabilization of the U.S. business and the reduction of corporate expenses. To the extent U.S. taxable income is less favorable than currently projected, our ability to utilize these foreign tax credits may be negatively affected.
At December 31, 2012, we had $3.1 billion of cumulative undistributed earnings of foreign subsidiaries. The repatriation of foreign earnings should result in the utilization of foreign tax credits in the year of repatriation; therefore, the utilization of foreign tax credits is dependent on the amount and timing of repatriations, as well as the jurisdictions involved.

NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the consolidated financial statements included herein.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin, and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at a constant exchange rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency in February 2013 ("Venezuelan special items"), 3) the $12 accrual for the offer of settlement relating to the FCPA investigations ("FCPA accrual"), and 4) costs and charges related to the extinguishment of debt ("Loss on extinguishment of debt"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period.
The Venezuelan special items include the impact on the Statement of Income caused by the devaluation of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventory and prepaid expenses. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 4.30 and the revised official exchange rate of 6.30. The Loss on extinguishment of debt includes the impact on the Statement of Income in the first quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below), as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined below). The Loss on extinguishment of debt also includes the impact on the Statement of Income in the second quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the 2014 Notes (as defined below).
See Note 6, Contingencies, Note 10, Restructuring Initiatives and Note 14, Debt, to the consolidated financial statements included herein, "Segment Review - Latin America" below, and "Liquidity and Capital Resources" below for more information on these items.
These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	%/Point Change	2013	2012	%/Point Change
Total revenue	$2,508.9	$2,558.2	(2)%	$4,964.9	$5,098.6	(3)%
Cost of sales	935.4	949.7	(2)%	1,860.8	1,944.4	(4)%
Selling, general and administrative expenses	1,371.3	1,479.6	(7)%	2,727.9	2,952.6	(8)%
Operating profit	202.2	128.9	57%	376.2	201.6	87%
Interest expense	31.1	24.9	25%	60.5	49.5	22%
Loss on extinguishment of debt	13.0	—	*	86.0	—	*
Interest income	(2.8)	(2.8)	—%	(4.8)	(6.7)	(28)%
Other expense, net	15.6	13.8	13%	59.9	23.8	152%
Income from continuing operations, net of tax	84.6	65.1	30%	73.1	93.3	(22)%
Net income attributable to Avon	31.9	61.6	(48)%	18.2	88.1	(79)%
Diluted earnings per share from continuing operations	.19	.15	27%	.16	.21	(24)%
Diluted earnings per share attributable to Avon	.07	.14	(50)%	.04	.20	(80)%

Advertising expenses(1)	$41.8	$58.0	(28)%	87.7	132.1	(34)%

Gross margin	62.7%	62.9%	(.2)	62.5%	61.9%	.6
CTI restructuring	—	—	—	—	.1	(.1)
Venezuelan special items	.6	—	.6	.5	—	.5
Adjusted gross margin	63.3%	62.9%	.4	63.0%	61.9%	1.1

Selling, general and administrative expenses as a % of total revenue	54.7%	57.8%	(3.1)	54.9%	57.9%	(3.0)
CTI restructuring	(.3)	(1.5)	1.2	(.6)	(1.2)	.6
Venezuelan special items	(.1)	—	(.1)	(.1)	—	(.1)
FCPA accrual	(.5)	—	(.5)	(.2)	—	(.2)
Adjusted selling, general and administrative expenses as a % of total revenue	53.8%	56.4%	(2.6)	54.0%	56.7%	(2.7)

Operating profit	$202.2	$128.9	57%	$376.2	$201.6	87%
CTI restructuring	8.4	38.2		28.7	65.5
Venezuelan special items	16.5	—		29.8	—
FCPA accrual	12.0	—		12.0	—
Adjusted operating profit	$239.1	$167.1	43%	$446.7	$267.1	67%

Operating margin	8.1%	5.0%	3.1	7.6%	4.0%	3.6
CTI restructuring	.3	1.5	(1.2)	.6	1.3	(.7)
Venezuelan special items	.7	—	.7	.6	—	.6
FCPA accrual	.5	—	.5	.2	—	.2
Adjusted operating margin	9.5%	6.5%	3.0	9.0%	5.2%	3.8

Effective tax rate	41.8%	30.0%	11.8	58.1%	30.9%	27.2
CTI restructuring	(.1)	.5	(.6)	(.2)	.6	(.8)
Venezuelan special items	(4.3)	—	(4.3)	(22.6)	—	(22.6)
FCPA accrual	(2.6)	—	(2.6)	(1.7)	—	(1.7)
Loss on extinguishment of debt	.1	—	.1	.7	—	.7

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Adjusted effective tax rate	34.9%	30.6%	4.3	34.4%	31.5%	2.9

Change in Active Representatives			—%			1%
Change in units sold			—%			(2)%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

Three Months Ended June 30, 2013
Revenue
During the three months ended June 30, 2013, revenues declined 2% compared to the prior-year period due to unfavorable foreign exchange. Constant $ revenue increased 2%, primarily due to a 2% increase in average order. Active Representatives and units sold were relatively unchanged, while the net impact of price and mix increased 2%, partially benefiting from inflation in Latin America.
On a category basis, the growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(4)%	—%
Beauty Category:
Fragrance	(1)	4
Color	(3)	—
Skincare	(9)	(6)
Personal care	(3)	1

Fashion	(4)	(1)
Home	13	17
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Gross Margin
Gross margin decreased by 20 basis points and Adjusted gross margin increased by 40 basis points, compared to the same period of 2012. The increase in Adjusted gross margin was primarily due to the following:

•	an increase of 50 basis points due to lower supply chain costs, largely due to 70 points from lower freight costs, primarily in Latin America due to reduced usage of air freight;

•	an increase of 20 basis points due to the favorable net impact of mix and pricing, primarily in Latin America;

•	a decrease of 70 basis points due to the negative impact of foreign exchange; and

•	various other insignificant items that contributed to the increase in Adjusted gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 310 basis points and 260 basis points, respectively, compared to the same period of 2012. The decrease in Adjusted selling, general, and administrative expenses as a percentage of revenue was primarily due to the following:

•
a decrease of 130 basis points from lower administrative expenses, primarily due to lower professional and related fees associated with the FCPA investigation and compliance reviews, as well as lower compensation costs and a benefit from higher revenues while incurring administrative expenses that do not vary directly with revenue;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decrease of 60 basis points from lower advertising costs, driven by Latin America; and

•	a decrease of 50 basis points from lower net brochure costs primarily in Europe.
Refer to “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense increased by 25% compared to the prior-year period, primarily due to higher average interest rates partially offset by lower outstanding debt balances.
Loss on extinguishment of debt in the second quarter of 2013 is comprised of $13 for the make-whole premium and write-off of debt issuance costs, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of our 2014 Notes. Refer to Note 14, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income was relatively unchanged compared to the prior-year period, primarily due to higher average interest rates offset by lower average cash balances.
Other expense, net, increased 13% compared to the prior-year period, primarily due to higher foreign exchange losses in the second quarter of 2013.

Effective Tax Rate

The effective tax rate was 41.8% compared to 30.0% in the prior-year period. The tax rate was unfavorably impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A, and a $12 accrual for the offer of settlement relating to the FCPA investigations. The Adjusted effective tax rate was 34.9% for the second quarter of 2013 compared to 30.6% in the prior-year period primarily due to higher benefits in 2012 from statute expirations.

Six Months Ended June 30, 2013
Revenue
During the six months ended June 30, 2013, revenues declined 3% compared to the prior-year period due to unfavorable foreign exchange. Constant $ revenue increased 1%, primarily due to a 1% increase in Active Representatives. Average order was relatively unchanged. Units sold decreased 2% and the net impact of price and mix increased 3%, partially benefiting from inflation in Latin America.
On a category basis, the growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(4)%	—%
Beauty Category:
Fragrance	—	5
Color	(5)	(1)
Skincare	(11)	(7)
Personal care	(3)	—

Fashion	(3)	(1)
Home	9	13
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Gross Margin
Gross margin and Adjusted gross margin increased by 60 basis points and 110 basis points, respectively, compared to the same period of 2012. The increase in Adjusted gross margin was primarily due to the following:

•
an increase of 120 basis points due to lower supply chain costs, largely due to 80 points from lower freight costs, primarily in Latin America due to reduced usage of air freight. In addition, supply chain costs benefited by 30 basis points from lower material costs, which also includes the benefits from productivity initiatives, including facility rationalization, primarily in Europe;

•	a decrease of 50 basis points due to the negative impact of foreign exchange; and

•	various other insignificant items that contributed to the increase in Adjusted gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 300 basis points and 270 basis points, respectively, compared to the same period of 2012. The decrease in Adjusted selling, general, and administrative expenses as a percentage of revenue was primarily due to the following:

•
a decrease of 110 basis points from lower administrative expenses, primarily due to lower professional and related fees associated with the FCPA investigation and compliance reviews, as well as lower compensation costs;

•	a decrease of 80 basis points from lower advertising cost, driven by Latin America;

•	a decrease of 40 basis points from lower net brochure costs primarily in Europe; and

•	a decrease of 40 basis points from lower bad debt expense, primarily due to a higher provision during the prior-year period to increase reserves for bad debts in South Africa.
Refer to “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense increased by 22% compared to the prior-year period, primarily due to higher average interest rates partially offset by lower outstanding debt balances.
Loss on extinguishment of debt in the first half of 2013 is comprised of $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes and $2 for the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement, which occurred in the first quarter of 2013. In addition, in the second quarter of 2013 we recorded a loss on extinguishment of debt of $13 for the make-whole premium and write-off of debt issuance costs, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of our 2014 Notes. Refer to Note 14, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income decreased by 28% compared to the prior-year period, primarily due to lower average interest rates as well as lower average cash balances.
Other expense, net, increased compared to the prior-year period, primarily due to a $34 negative impact in the first quarter of 2013 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. Refer to "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.

Effective Tax Rate

The effective tax rate was 58.1% compared to 30.9% in the prior-year period. The tax rate was unfavorably impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A, and a $12 accrual for the offer of settlement relating to the FCPA investigations. The Adjusted effective tax rate was 34.4% for the first half of 2013 compared to 31.5% in the prior-year period primarily due to higher benefits in 2012 from audit settlements and statute expirations.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment Review
Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2013	2012	US$	Constant $	2013	2012	US$	Constant $
Total revenue	$1,252.1	$1,242.8	1%	7%	$2,396.5	$2,392.3	—%	7%
Operating profit	147.8	114.9	29%	51%	249.2	165.7	50%	77%
CTI restructuring	3.9	7.1			2.1	11.8
Venezuelan special items	16.5	—			29.8	—
Adjusted operating profit	$168.3	$122.0	38%	47%	$281.1	$177.5	58%	68%

Operating margin	11.8%	9.2%	2.6	3.8	10.4%	6.9%	3.5	4.6
CTI restructuring	.3	.6			.1	.5
Venezuelan special items	1.3	—			1.2	—
Adjusted operating margin	13.4%	9.8%	3.6	3.7	11.7%	7.4%	4.3	4.3

Change in Active Representatives				2%				3%
Change in units sold				1%				—%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2013
Total revenue increased 1% compared to the prior-year period despite the negative impact from unfavorable foreign exchange, including the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue grew 7% partially due to a combination of the positive impact of the timing of the Easter holiday, higher average order, and an increase in Active Representatives. Average order benefited from pricing, including inflationary impacts, primarily in Argentina and Venezuela. Revenue in Mexico grew 12% while revenue in Brazil and Venezuela declined 1% and 22%, respectively, negatively impacted by foreign exchange. Constant $ revenue benefited from growth of 4% in Brazil, 4% in Mexico, and 15% in Venezuela.
Constant $ revenue growth in Brazil was driven by an increase in Active Representatives, and to a lesser extent, the positive impact of the timing of the Easter holiday. The increase in Active Representatives was partially offset by lower average order due to the underperformance of skincare and fragrance. On a Constant $ basis, Brazil’s sales from Beauty products were relatively unchanged and sales from Fashion and Home products, in the aggregate, increased 19% primarily due to more effective pricing and merchandising.
Constant $ revenue growth in Mexico was primarily driven by the positive impact of the timing of the Easter holiday, as well as an increase in Active Representatives. Constant $ revenue growth in Venezuela was primarily due to higher average order, benefiting from the inflationary impact on pricing as well as an increase in units sold, and was also driven by the positive impact of the timing of the Easter holiday. Higher average order was partially offset by a decrease in Active Representatives, which was impacted by continued economic and political instability. Revenue and operating profit in Venezuela was negatively impacted in the second quarter of 2013 by the Venezuelan currency devaluation discussed below. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 1.3 points due to the Venezuelan currency devaluation in conjunction with highly inflationary accounting as discussed further below. Operating margin benefited by .3 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 3.6 points, or 3.7 points on a Constant $ basis, primarily as a result of:

•	a benefit of 1.5 points from lower advertising costs, primarily due to higher spending on product launches in the prior-year period;

•
a benefit of 1.3 points due to higher gross margin caused primarily by .9 points from the favorable net impact of mix and pricing. Benefits from pricing include the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina), while mix negatively impacted gross margin due to higher growth in Fashion and Home. Gross margin also benefited by .6 points from lower supply chain costs driven by lower freight, primarily due to reduced usage of air freight. These items were partially offset by a decline of .8 points

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

from the negative impact of foreign exchange. In addition, there were various other insignificant items that benefited gross margin; and

•	a benefit of .4 points driven by the impact of higher revenues while incurring administrative expenses that do not vary directly with revenue.
Six Months Ended June 30, 2013
Total revenue was relatively unchanged compared to the prior-year period as there was a negative impact from unfavorable foreign exchange, including the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue grew 7% due to higher average order, as well as an increase in Active Representatives. Average order benefited from pricing, including inflationary impacts, primarily in Argentina and Venezuela. Revenue in Mexico grew by 9% while revenue in Brazil and Venezuela declined by 2% and 18%, respectively, negatively impacted by foreign exchange. Constant $ revenue benefited from growth of 7% in Brazil, 3% in Mexico, and 9% in Venezuela.
Constant $ revenue growth in Brazil was driven by an increase in Active Representatives, and to a lesser extent, higher average order. Brazil's revenue was also impacted by approximately 1 point as a result of the initial realization of a government incentive that was recognized in the first quarter of 2013 associated with activity in prior years, which had an insignificant impact on the region's revenue. As the government incentive is associated with excise taxes, which are recorded as a reduction to revenue, the benefit from that incentive is recognized as revenue. On a Constant $ basis, Brazil’s sales from Beauty products increased 3% and sales from Fashion and Home products, in the aggregate, increased 23% primarily due to more effective pricing and merchandising.
Constant $ revenue growth in Mexico was primarily driven by an increase in Active Representatives. Constant $ revenue growth in Venezuela was due to higher average order, benefiting from the inflationary impact on pricing. Higher average order was partially offset by a decrease in Active Representatives, which was impacted by continued economic and political instability. Revenue and operating profit in Venezuela was negatively impacted in the first half of 2013 by the Venezuelan currency devaluation discussed below. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 1.2 points due to the Venezuelan currency devaluation in conjunction with highly inflationary accounting as discussed further below. Operating margin benefited by .4 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 4.3 points on both a reported and Constant $ basis, primarily as a result of:

•	a benefit of 2.0 points from lower advertising costs, primarily due to higher spending on product launches in the prior-year period;

•	a benefit of .9 points driven by the impact of higher revenues while incurring administrative expenses that do not vary directly with revenue;

•
a benefit of .9 points due to higher gross margin caused primarily by .6 points from the favorable net impact of mix and pricing. Benefits from pricing include the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina), while mix negatively impacted gross margin due to higher growth in Fashion and Home. Gross margin also benefited by .6 points from lower supply chain costs driven by lower freight, primarily due to reduced usage of air freight. These items were partially offset by .8 points from the negative impact of foreign exchange. In addition, there were various other insignificant items that benefited gross margin; and

•	a benefit of .4 points due to the government incentive in Brazil recognized in the first quarter of 2013, discussed above.
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
We account for Venezuela as a highly inflationary economy. Effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of 32%. As a result of the change in the official rate to 6.30, we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at the U.S. historic dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2013 at a disproportionate rate as they will not be devalued based on the new exchange rates, but will be expensed at their U.S. historic dollar value. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, the first half of 2013 operating profit and net income were negatively impacted by $30, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. We expect an additional negative impact of approximately $20 to 2013 operating profit and net income, primarily during the third quarter of 2013, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30.
In addition, revenue and operating profit for Avon's Venezuela operations is being and will continue to be negatively impacted when translated into dollars at the new official exchange rate of 6.30. This could be partially offset by the favorable impact of any operating performance improvements, however, there is no assurance we will be able to effect such performance improvements. Results for periods prior to 2013 were not impacted by the change in the official rate in February of 2013.
In March 2013, the first and only auction to-date (available to Avon) of U.S. dollars under the SICAD framework was held, however an established rate for the SICAD market has not yet been set and this market is not yet widely available. The availability of U.S. dollars under the SICAD market for Avon has been limited to date. There can be no assurance that the SICAD market will provide a currency exchange in a manner widely available to the extent that our Venezuela operations will be able to obtain sufficient U.S. dollars to meet their requirements. If there are not sufficient U.S. dollars available in the SICAD market, there may be a negative impact on Avon Venezuela’s future operations. Given that the SICAD market has not provided a widely available source of currency exchange during the first half of 2013, we have not remeasured any of our U.S. dollar-denominated liabilities to a rate different than the 6.30 rate. If the SICAD market or an alternative source of exchange becomes widely available at a more unfavorable rate than 6.30 Bolívares to the U.S. dollar, our results would be negatively impacted. There is no assurance that the Company will be able to recover the higher cost of obtaining foreign currency as compared to the official rate through operating activities, such as increased pricing or cost reductions in other areas.
At June 30, 2013, we had a net asset position of $304 associated with our operations in Venezuela, which included cash balances of approximately $142, substantially all of which was denominated in Bolívares remeasured at the June 30, 2013 official exchange rate of 6.30. Of the $304 net asset position, approximately $131 was associated with Bolívar-denominated monetary net assets and deferred income taxes. During the first half of 2013, Avon Venezuela represented approximately 4% of Avon’s consolidated revenue and 5% of Avon’s consolidated Adjusted operating profit. The costs associated with acquiring goods that required settlement in U.S. dollars included within Venezuela's operating profit were not significant during the three and six months ended June 30, 2013, and were approximately $6 and $10, respectively, during the three and six months ended June 30, 2012.
To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued by 50% as of June 30, 2013, or from the official rate of 6.3 to a rate of 12.6 Bolívares to the U.S. dollar, our results will be negatively impacted as follows:

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

•
We would likely incur an immediate charge of approximately $57 (approximately $43 in other expense, net and approximately $14 in income taxes) associated with the $131 of Bolívar-denominated monetary net assets and deferred income taxes.

Additionally, if an alternative source of exchange, which may include the SICAD market, were to become widely available at 12.6 Bolívares to the U.S. dollar, which would represent a 50% devaluation from the official exchange rate for the existing U.S. dollar-denominated liabilities, as of June 30, 2013, we would likely incur an immediate charge of approximately $7, as well as higher ongoing costs.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

At June 30, 2013, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $54 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2012. We are currently unable to predict the likelihood of government approvals of these requests, or if approved, the estimated time for remittance.
In late 2011, the Argentine government introduced restrictive currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At June 30, 2013, we had a net asset position of $91 associated with our operations in Argentina. During the first half of 2013, Avon Argentina represented approximately 4% of Avon’s consolidated revenue, 6% of Avon's consolidated operating profit, and 5% of Avon’s consolidated Adjusted operating profit.
Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2013	2012	US$	Constant $	2013	2012	US$	Constant $
Total revenue	$678.4	$663.1	2%	5%	$1,411.5	$1,387.7	2%	4%
Operating profit	104.1	71.3	46%	52%	215.5	127.8	69%	78%
CTI restructuring	3.7	8.1			12.9	12.7
Adjusted operating profit	$107.7	$79.4	36%	41%	$228.4	$140.5	63%	70%

Operating margin	15.3%	10.8%	4.5	4.7	15.3%	9.2%	6.1	6.3
CTI restructuring	.5	1.2			.9	.9
Adjusted operating margin	15.9%	12.0%	3.9	4.0	16.2%	10.1%	6.1	6.2

Change in Active Representatives				3%				3%
Change in units sold				6%				5%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2013
Total revenue increased 2% compared to the prior-year period despite the negative impact from unfavorable foreign exchange. On a Constant $ basis, revenue grew 5% due to an increase in Active Representatives and higher average order largely driven by an increase in units sold. The increase in the region’s Constant $ revenue benefited from growth in Russia, South Africa, and Turkey. This growth was partially offset by a decline in the United Kingdom.
In Russia, revenue grew 6%, or 8% on a Constant $ basis, primarily due to an increase in Active Representatives as well as strong unit growth. In the United Kingdom, revenue declined 8%, or 5% on a Constant $ basis, negatively impacted by a decrease in Active Representatives. In Turkey, revenue grew 6%, or 9% on a Constant $ basis, due to higher average order, which was partially offset by a decrease in Active Representatives. In South Africa, revenue declined 6%, impacted by unfavorable foreign exchange. On a Constant $ basis, South Africa’s revenue grew 11% due to higher average order largely driven by an increase in units sold, which was partially offset by a decrease in Active Representatives primarily as a result of tightening credit policies.
Operating margin benefited by .7 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 3.9 points, or 4.0 points on a Constant $ basis, primarily as a result of:

•	a benefit of 1.2 points from lower bad debt expense largely due to the change in estimate of the collection of our receivables in the prior-year period;

•	a benefit of 1.2 points driven by the impact of higher revenues while incurring administrative expenses that do not vary directly with revenue;

•	a benefit of 1.1 points from a curtailment gain due to the freeze of the United Kingdom pension plan;

•
a benefit of 1.1 points from lower net brochure costs, of which .7 points attributable to an adjustment associated with prior periods in Poland in the second quarter of 2012, and was also impacted by initiatives to reduce the cost of our brochures in various European markets; and

•	a decline of .9 points from an impairment of a facility in the United Kingdom.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2013
Total revenue increased 2% compared to the prior-year period despite the negative impact from unfavorable foreign exchange. On a Constant $ basis, revenue grew 4% primarily due to an increase in Active Representatives, and to a lesser extent, higher average order. The region’s Constant $ revenue benefited from growth in Russia, South Africa, and Turkey. This growth was partially offset by a decline in the United Kingdom.
In Russia, revenue grew 4%, or 6% on a Constant $ basis, primarily due to an increase in Active Representatives as well as strong unit growth. In the United Kingdom, revenue declined 9%, or 6% on a Constant $ basis, negatively impacted by a decrease in Active Representatives. In Turkey, revenue grew 2%, or 3% on a Constant $ basis, as higher average order was partially offset by a decrease in Active Representatives. In South Africa, revenue declined 9%, impacted by unfavorable foreign exchange. On a Constant $ basis, South Africa’s revenue grew 7% due to higher average order, which was partially offset by a decrease in Active Representatives primarily as a result of tightening credit policies.
Operating margin and Adjusted operating margin increased 6.1 points, or 6.2 points on a Constant $ basis, primarily as a result of:

•
a benefit of 2.9 points due to higher gross margin caused primarily by 4.0 points from lower supply chain costs, largely due to lower material and overhead costs including the benefits from productivity initiatives, including facility rationalization, as well as the favorable impact of foreign exchange. These items were partially offset by the unfavorable net impact of mix and pricing of .8 points as a result of discounts that contributed to unit growth;

•
a benefit of 1.8 points from lower bad debt expense primarily due to a higher provision in the first quarter of 2012 to increase reserves for bad debts in South Africa as a result of growth in new territories, of which 1.0 point was an adjustment associated with prior periods. Bad debt expense was also favorably impacted by the change in estimate of the collection of our receivables in the prior-year period;

•
a benefit of .8 points from lower net brochure costs, impacted by initiatives to reduce the cost of our brochures in various European markets as well as .3 points attributable to an adjustment associated with prior periods in Poland in the second quarter of 2012;

•	a benefit of .6 points from a curtailment gain due to the freeze of the United Kingdom pension plan;

•	a decline of .5 points from higher field compensation primarily driven by increased incentives; and

•	a decline of .4 points from an impairment of a facility in the United Kingdom.
North America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2013	2012	US$	Constant $	2013	2012	US$	Constant $
Total revenue	$380.3	$433.9	(12)%	(12)%	$758.8	$878.5	(14)%	(13)%
Operating (loss) profit	(11.5)	(1.6)	*	*	(20.8)	3.4	*	*
CTI restructuring	5.3	5.8			11.1	10.2
Adjusted operating (loss) profit	$(6.2)	$4.2	*	*	$(9.7)	$13.6	*	*

Operating margin	(3.0)%	(.4)%	(2.6)	(2.7)	(2.7)%	.4%	(3.1)	(3.1)
CTI restructuring	1.4	1.3			1.5	1.2
Adjusted operating margin	(1.6)%	1.0%	(2.6)	(2.6)	(1.3)%	1.5%	(2.8)	(2.8)

Change in Active Representatives				(13)%				(13)%
Change in units sold				(10)%				(12)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
In the second quarter of 2013, Silpada was classified within discontinued operations. See Note 3, Discontinued Operations, to the consolidated financial statements included herein for further details. Accordingly, the amounts for North America exclude the results of Silpada for all periods presented.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended June 30, 2013
Total revenue decreased 12% on both a reported and Constant $ basis compared to the prior-year period, primarily due to a decrease in Active Representatives. Sales from Beauty products declined 14%, on both a reported and Constant $ basis, driven primarily by skincare. Sales from Fashion and Home products, in the aggregate, declined 9%, on both a reported and Constant $ basis.
Operating margin was negatively impacted by .1 point as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin declined 2.6 points on both a reported and Constant $ basis, primarily as a result of:

•
a decline of 2.4 points due to the net impact of revenue deleverage with respect to our fixed expenses. This was partially offset by lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount, brochure costs, and field investment that were primarily associated with the $400M Cost Savings Initiative; and

•
a decline of .5 points due to lower gross margin caused primarily by .5 points from higher supply chain costs, primarily as a result of 1.2 points that benefited the prior-year period for an adjustment associated with prior periods related to vendor liabilities, as well as higher freight costs. These items were partially offset by manufacturing productivity savings.

Six Months Ended June 30, 2013
Total revenue decreased 14% compared to the prior-year period, or 13% on a Constant $ basis, primarily due to a decrease in Active Representatives. Sales from Beauty products declined 15% on both a reported and Constant $ basis, driven primarily by skincare. Sales from Fashion and Home products, in the aggregate, declined 11%, on both a reported and Constant $ basis.
Operating margin was negatively impacted by .3 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin declined 2.8 points on both a reported and Constant $ basis, primarily as a result of:

•
a decline of 2.3 points due to the net impact of revenue deleverage with respect to our fixed expenses. This was partially offset by lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount, brochure costs, and field investment that were primarily associated with the $400M Cost Savings Initiative; and

•
a decline of .5 points due to lower gross margin caused primarily by .5 points from higher supply chain costs, primarily as a result of .6 points that benefited the prior-year period for an adjustment associated with prior periods related to vendor liabilities, as well as higher obsolescence and freight costs. These items were partially offset by manufacturing productivity savings.

We continue to expect weak financial results within North America as we continue to address challenges in the field and the overall consumer proposition.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2013	2012	US$	Constant $	2013	2012	US$	Constant $
Total revenue	$198.1	$218.4	(9)%	(10)%	$398.1	$440.1	(10)%	(11)%
Operating profit	16.4	11.1	48%	43%	27.5	26.5	3%	(1)%
CTI restructuring	(3.9)	4.1			.9	4.8
Adjusted operating profit	$12.5	$15.2	(18)%	(20)%	$28.4	$31.3	(9)%	(13)%

Operating margin	8.3%	5.1%	3.2	3.1	6.9%	6.0%	.9	.7
CTI restructuring	(2.0)	1.9			.2	1.1
Adjusted operating margin	6.3%	7.0%	(.7)	(.8)	7.1%	7.1%	—	(.2)

Change in Active Representatives(1)				(11)%				(7)%
Change in units sold				(12)%				(11)%
(1) Excludes China. See "Overview" in this MD&A for a discussion of the update to the definition of Change in Active Representatives and rationale for exclusion of China from the calculation of Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended June 30, 2013
Total revenue declined 9% compared to the prior-year period, or 10% on a Constant $ basis, driven by the unfavorable results of our China operations and a decrease in Active Representatives in the other Asia Pacific markets. The region's revenue was also negatively impacted by approximately 1 point as a result of our decision to exit the South Korea and Vietnam markets. Revenue in China declined 27%, or 28% in Constant $, primarily due to declines in unit sales and the transition to a retail incentive model during the third quarter of 2012. Revenue in the Philippines was relatively unchanged, as a decrease in Active Representatives was largely offset by the impact of favorable foreign exchange. On a Constant $ basis, revenue in the Philippines declined 2%, as ongoing operational challenges in that market contributed to the decrease in Active Representatives. Higher average order, which benefited from less discounting, partially offset the decline in Active Representatives in the Philippines.
Operating margin benefited by 3.9 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased .7 points, or .8 points on a Constant $ basis, primarily as a result of:

•	a decline of 2.0 points from higher bad debt expense primarily due to the Philippines, of which 2.3 points was an adjustment associated with prior periods;

•
a decline of .4 points due to lower gross margin caused primarily by .9 points from higher supply chain costs primarily due to higher obsolescence largely in China, attributable to lower unit sales. This was partially offset by .7 points from the favorable net impact of mix and pricing primarily in the Philippines, partly due to less product discounting;

•
a benefit of .6 points from lower administrative expenses, primarily due to benefits from restructuring savings associated with the $400M Cost Savings Initiative, largely due to the exit from the South Korea and Vietnam markets as well as in China due to a reduction in distribution centers and headcount. These items were partially offset by the impact of revenue deleverage with respect to our fixed administrative expenses;

•	a benefit of .5 points from lower representative and sales leader investment, primarily due to China reflecting the transition to a retail compensation model in that market; and

•	various other insignificant items that partially offset the decline in operating margin and Adjusted operating margin.
Six Months Ended June 30, 2013
Total revenue declined 10% compared to the prior-year period, or 11% on a Constant $ basis, driven by the unfavorable results of our China operations and a decrease in Active Representatives in the other Asia Pacific markets and lower average order. The region's revenue was also negatively impacted by approximately 1 point as a result of our decision to exit the South Korea and Vietnam markets. Revenue in China declined 28%, or 30% in Constant $, primarily due to declines in unit sales and the transition to a retail incentive model during the third quarter of 2012. Revenue in the Philippines declined 1%, or 4% in Constant $, as ongoing operational challenges in that market contributed to the decrease in Active Representatives. Average order in the Philippines was relatively unchanged as benefits from less discounting were offset by declines in unit sales.
Operating margin benefited by .9 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin was relatively unchanged, or decreased .2 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.0 point from higher bad debt expense primarily due to the Philippines, of which 1.1 points was an adjustment associated with prior periods;

•	a decline of .9 points due to lower gross margin caused primarily by .8 points from higher supply chain costs primarily due to higher obsolescence largely in China, attributable to lower unit sales;

•
a benefit of .9 points from lower administrative expenses, primarily due to benefits from restructuring savings associated with the $400M Cost Savings Initiative, largely due to the exit from the South Korea and Vietnam markets as well as in China due to a reduction in distribution centers and headcount. These items were partially offset by the impact of revenue deleverage with respect to our fixed administrative expenses;

•
a benefit of .4 points from lower fixed selling expenses, partly due to China reflecting the transition to a retail compensation model in that market. This was partially offset by the impact of revenue deleverage; and

•	various other insignificant items that partially offset the decline in operating margin and Adjusted operating margin.
As discussed above, we continue to experience unfavorable results in China primarily due to declines in unit sales and the transition to a retail incentive model. Continued challenges in China could result in changes to our long-term expectations of future financial performance. A decline in expected future cash flows and growth rates may result in an additional non-cash

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

impairment charge for goodwill. We previously recorded a non-cash goodwill impairment charge of approximately $44 for China in the third quarter of 2012. The goodwill associated with China was approximately $38 at June 30, 2013.
Global Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Total global expenses	$163.3	$188.1	(13)%	$304.0	$353.6	(14)%
Allocated to segments	(108.7)	(121.3)	(10)%	(208.8)	(231.8)	(10)%
Net global expenses	$54.6	$66.8	(18)%	$95.2	$121.8	(22)%
CTI restructuring	(.6)	13.1		1.7	26.0
FCPA accrual	12.0	—		12.0	—
Adjusted net global expenses	$43.2	$53.7	(20)%	$81.5	$95.8	(15)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2013
Total global expenses decreased compared to the prior-year period primarily due to lower professional and related fees associated with the FCPA investigations and compliance reviews as well as lower costs to implement restructuring initiatives, partially offset by a $12 accrual for the offer of settlement relating to the FCPA investigations. Amounts allocated to segments decreased compared to the prior-year period primarily due to the decrease in budgeted marketing and research and development costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements included herein, amounted to approximately $9 during the three months ended June 30, 2013, as compared to approximately $31 in the same period of 2012. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. These fees were not allocated to the segments. Please see "Risk Factors - In connection with our internal investigation and compliance reviews focused on compliance with the FCPA and related U.S. and foreign laws, and related discussions with the SEC and the DOJ regarding resolving their investigations of these matters, we accrued $12 million for our offer of settlement. Based on our most recent discussions with the SEC and the DOJ, we believe it is probable that we will incur a loss upon settlement that is higher than our $12 million offer. We are unable to reasonably estimate the amount of any additional loss above the amount accrued to date; however, it is reasonably possible that such additional loss will be material," contained in Part II, Item 1A below, and Note 6, Contingencies, to the consolidated financial statements included herein, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.
Six Months Ended June 30, 2013
Total global expenses decreased compared to the prior-year period primarily due to lower professional and related fees associated with the FCPA investigations and compliance reviews as well as lower costs to implement restructuring initiatives, partially offset by a $12 accrual for the offer of settlement relating to the FCPA investigations. Amounts allocated to segments decreased compared to the prior-year period primarily due to the decrease in budgeted marketing and research and development costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements included herein, amounted to approximately $16 during the six months ended June 30, 2013, as compared to approximately $54 in the same period of 2012. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. These fees were not allocated to the segments. Please see "Risk Factors - In connection with our internal investigation and compliance reviews focused on compliance with the FCPA and related U.S. and foreign laws, and related discussions with the SEC and the DOJ regarding resolving their investigations of these matters, we accrued $12 million for our offer of settlement. Based on our most recent discussions with the SEC and the DOJ, we believe it is probable that we will incur a loss upon settlement that is higher than our $12 million offer. We are unable to reasonably estimate the amount of any additional loss above the amount accrued to date; however, it is reasonably possible that such additional loss will be material," contained in Part II, Item 1A below, and Note 6, Contingencies, to the consolidated financial statements included herein, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under lines of credit, public offerings of notes, bank financings, and private placements. At June 30, 2013, we had cash and cash equivalents totaling $873. As disclosed in "Segment Review - Latin America" in this MD&A, we held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $142 when translated at the official exchange rate at June 30, 2013. In February 2013, the Venezuelan government devalued its currency by approximately 32%. Currency restrictions enacted by the Venezuelan government have limited our ability to repatriate dividends and royalties from our Venezuelan operations. For more details with respect to these currency restrictions and the currency devaluation, see "Segment Review - Latin America" in this MD&A above, and for more information regarding risks with respect to these currency restrictions, see "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations," contained in our 2012 Form 10-K.
In March 2013, we entered into the revolving credit facility (as defined below) and issued $1.5 billion aggregate principal amount of Notes (as defined below), which improved our capital structure and extended the maturity profile of our long-term debt. The proceeds from the Notes were used to repay existing debt.
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
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 6, Contingencies, to the consolidated financial statements included herein. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained in this report.

Cash Flows
Net Cash Provided by Operating Activities
During the first six months of 2013, operating activities provided $69.7 of cash as compared to $36.7 during the first six months of 2012. Operating cash flow during the first six months of 2013 was favorably impacted by improved operating profit, lower income tax payments, and the timing of the U.S. pension plan contribution. Partially offsetting these favorable impacts were the make-whole premiums paid in connection with the prepayment of the Private Notes and the 2014 Notes, higher payments for employee incentive compensation and restructuring, and a $25 contribution to the United Kingdom pension plan in 2013 as a result of our decision to freeze the plan.

Net Cash Used by Investing Activities
Net cash used by investing activities during the first six months of 2013 was $1.8 lower than during the first six months of 2012, primarily due to lower capital expenditures.

Net Cash (Used) Provided by Financing Activities
Net cash used by financing activities was $242.3 during the first six months of 2013 compared to net cash provided by financing activities of $65.4 during the first six months of 2012 primarily due to the prepayment of $535.0 principal amount of the Private Notes, the prepayment of $500.0 principal amount of the 2014 Notes, the repayment of $380.0 of the outstanding principal amount of the term loan agreement, and the scheduled repayment of $250.0 principal amount of the 4.80% Notes.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

This was partially offset by proceeds of $1.5 billion related to issuance of the Notes in the first quarter of 2013 as compared to proceeds of $500.0 related to borrowings under our term loan agreement in the second quarter of 2012, as well as higher issuances of commercial paper and lower dividend payments in 2013. See Note 14, Debt, to the consolidated financial statements included herein. In addition, in the first six months of 2013 we had proceeds of $88.1 related to the termination of interest-rate swap agreements designated as fair value hedges, compared to $43.6 in the first six months of 2012. See Note 13, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein for further details.
As part of an overall review of our capital structure, on November 1, 2012, we announced a decrease in the quarterly dividend to $.06 per share for the fourth-quarter dividend paid in December 2012. We maintained the dividend of $.06 for the first and second quarters of 2013. During the first and second quarters of 2012, our dividend payments were $.23 per share.

Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below, the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of June 30, 2013, there were no amounts outstanding under the revolving credit facility.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily related to (i) adding a provision whereby the lenders may, at our election, decide to decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. At June 30, 2013, the outstanding principal balance under the term loan agreement was $170.0. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties.
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
Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of our assets substantially as an entirety. The debt agreements also contain covenants that limit Avon's subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 4:1 at the end of the fiscal quarter ended June 30, 2013 and the fiscal quarter ending September 30, 2013, 3.75:1 at the end of each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of June 30, 2013, and based on then interest rates, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $4.9 at June 30, 2013), could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended June 30, 2013.
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
The 4.80% Notes due March 1, 2013 were repaid in full at maturity. On April 15, 2013 we prepaid the 2014 Notes at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 13, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein for further details. In addition, the 4.625% Notes due May 15, 2013 were repaid in full at maturity.
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At June 30, 2013, there was $4.9 of outstanding commercial paper under this program. Beginning in 2012 and continuing into 2013, the demand for our commercial paper declined, partially impacted by the rating agency action described below.
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

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
We previously used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. At December 31, 2012, we held interest-rate swap agreements that effectively converted approximately 62% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. As of June 30, 2013, all interest-rate swap agreements have been terminated. Our total exposure to floating interest rates was approximately 13% at June 30, 2013, and 69% at December 31, 2012.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, approximately 85% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is their local currency. We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "potential," "can," "could," "will," "would," and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our stabilization strategies, cost savings initiative, multi-year restructuring programs and other initiatives and related actions), liquidity, cash flow and uses of cash, our ability to service our debt obligations or obtain additional financing, costs and cost savings, competitive advantages, impairments, the impact of currency devaluations and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential acquisitions or divestitures, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

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

•	the possibility of business disruption in connection with our stabilization strategies, cost savings initiative, multi-year restructuring programs or other initiatives;

•	our ability to improve our business in North America, including with respect to the field and the overall consumer proposition;

•
our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
our ability to reverse declines in Active Representatives, to implement our sales Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance the Representative and consumer experience and increase Representative productivity through field activation programs and technology tools and enablers, execution of Service Model Transformation and other investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;

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

•
any developments in or consequences of investigations and compliance reviews, and any litigation related thereto, including the ongoing investigations and compliance reviews of FCPA and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation, including our ability to reach a settlement with the SEC and the DOJ with regard to the ongoing FCPA investigations or, if a settlement is reached, the timing of any such settlement or the terms of such settlement;

•
a general economic downturn, a recession globally or in one or more of our geographic regions, or sudden disruption in business conditions, and the ability of our broad-based geographic portfolio to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability, competitive or other market pressures or conditions;

•
the effect of political, legal, tax and regulatory risks imposed on us in the U.S. and abroad, our operations or our Representatives, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil, Russia, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	the impact of changes in tax rates on the value of our deferred tax assets and declining earnings on our ability to realize foreign tax credits in the U.S.;

•	our access to cash and short-term financing, and our ability to secure financing or financing at attractive rates;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	any changes to our credit ratings and the impact of such changes on our financing costs, rates, terms, debt service obligations and access to lending sources;

•	the impact of any significant restructuring charges or significant legal or regulatory settlements on our ability to comply with certain covenants in our debt instruments;

•	our ability to attract and retain key personnel;

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

•
the challenges to our China business, including the effects of rising costs, macro-economic pressures, competition, and the impact of declines in expected future cash flows and growth rates, and a change in the discount rate used to determine the fair value of expected future cash flows, which have impacted, and may continue to impact, among other things, the estimated fair value of the recorded goodwill and intangible assets;

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights; and

•	the risk of an adverse outcome in any material pending and future litigations or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our 2012 Form 10-K, as updated by this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, and annual, quarterly and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2012 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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
We also continue to implement an enterprise resource planning ("ERP") system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. We have completed the implementation in certain markets. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were tested for effectiveness prior to and concurrent with the implementation in these countries. We concluded, as part of our evaluation described in the above paragraph, that the implementation of an ERP system in these countries is not reasonably likely to materially affect our internal control over financial reporting.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 6, Contingencies, to the consolidated financial statements included herein.

ITEM 1A. RISK FACTORS
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our 2012 Form 10-K. Except for the replacement of the risk factor captioned "We are currently conducting an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act ("FCPA") and related United States ("U.S.") and foreign laws and we are in discussions with the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") regarding resolving their investigations of these matters. Based on our most recent communications with the SEC and the DOJ, we believe it is probable that we will incur a loss related to the government investigations. We are unable to reasonably estimate the amount or range of such loss; however, such loss could be material." with the risk factor set forth below, there has been no material change in our risk factors from those previously discussed in that Annual Report on Form 10-K.
In connection with our internal investigation and compliance reviews focused on compliance with the FCPA and related U.S. and foreign laws, and related discussions with the SEC and the DOJ regarding resolving their investigations of these matters, we accrued $12 million for our offer of settlement. Based on our most recent discussions with the SEC and the DOJ, we believe it is probable that we will incur a loss upon settlement that is higher than our $12 million offer. We are unable to reasonably estimate the amount of any additional loss above the amount accrued to date; however, it is reasonably possible that such additional loss will be material.
We have substantially completed our internal investigation and compliance reviews regarding the FCPA and related U.S. and foreign laws in China and additional countries. We have conducted these compliance reviews in a number of countries selected to represent each of the Company's international geographic segments. The internal investigation and compliance reviews have focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third-party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. In connection with the internal investigation and compliance reviews, certain personnel actions, including termination of employment of certain senior members of management, have been taken, and additional personnel actions may be taken in the future. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third-party due diligence program and other compliance-related resources.
As previously reported in October 2008, we voluntarily contacted the SEC and the DOJ to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. As previously reported in August 2012, we are in discussions with the SEC and the DOJ regarding resolving the government investigations. Our factual presentations as part of these discussions are substantially complete. In June 2013, we made an offer of settlement to the DOJ and the SEC that, among other terms, included payment of monetary penalties of approximately $12. The DOJ and the SEC have rejected the terms of our offer. Although we expect that the DOJ and the SEC will make a counterproposal to our offer, they have not yet done so. Our discussions with the DOJ and the SEC are ongoing.
There can be no assurance that a settlement with the SEC and the DOJ will be reached or, if a settlement is reached, the timing of any such settlement or the terms of any such settlement. We expect any such settlement will include civil and/or criminal fines and penalties, and may also include non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlement with the SEC and the DOJ. Under certain circumstances, we may also be required to advance significant professional fees and expenses to certain current and former Company employees in connection with these matters. Until any settlement or other resolution of these matters, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations.
At this point we are unable to predict the developments in, outcome of, and economic and other consequences of the government investigations or their impact on our earnings, cash flow, liquidity, financial condition and ongoing business. However, based on our most recent discussions with the DOJ and the SEC, the Company believes that it is probable that the

Company will incur a loss upon settlement that is higher than the offer made by the Company of approximately $12, which was accrued by the Company as of June 30, 2013. We are unable to reasonably estimate the amount of any additional loss above the amount accrued to date; however it is reasonably possible that such additional loss will be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2013.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/13	7,538	(1)	$19.87	*	*
5/1 - 5/31/13	33,269	(1)	21.36	*	*
6/1 - 6/30/13	8,783	(1)	23.00	*	*
Total	49,590		$21.43	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	August 1, 2013	/s/ Robert Loughran
Robert Loughran
Vice President and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

10.1	Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14 A as filed with the Commission on April 2, 2013)

10.2	Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14 A as filed with the Commission on April 2, 2013)

10.3
Form of Avon Products, Inc. 2013 Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 7, 2013)

10.4
Form of Avon Products, Inc. 2013 Stock Incentive Plan Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 7, 2013)

10.5
Form of Avon Products, Inc. 2013 Stock Incentive Plan Performance Contingent Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 7, 2013)

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