Form 10-Q
period 2013-09-30
AVON PRODUCTS INC
filed 2013-10-31
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2013 was 433,769,213.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	September 30, 2013	September 30, 2012
Net sales	$2,265.3	$2,472.7
Other revenue	57.6	37.9
Total revenue	2,322.9	2,510.6
Costs, expenses and other:
Cost of sales	871.7	971.2
Selling, general and administrative expenses	1,340.9	1,384.8
Impairment of goodwill and intangible asset	42.1	44.0
Operating profit	68.2	110.6
Interest expense	30.3	27.3
Loss on extinguishment of debt	—	—
Interest income	(3.4)	(3.8)
Other expense, net	9.7	4.8
Total other expenses	36.6	28.3
Income from continuing operations, before taxes	31.6	82.3
Income taxes	(38.0)	(46.1)
(Loss) income from continuing operations, net of tax	(6.4)	36.2
Income (loss) from discontinued operations, net of tax	0.6	(3.6)
Net (loss) income	(5.8)	32.6
Net loss (income) attributable to noncontrolling interests	0.3	(1.0)
Net (loss) income attributable to Avon	$(5.5)	$31.6
(Loss) earnings per share:
Basic from continuing operations	$(0.01)	$0.08
Basic from discontinued operations	$—	$(0.01)
Basic attributable to Avon	$(0.01)	$0.07
Diluted from continuing operations	$(0.01)	$0.08
Diluted from discontinued operations	$—	$(0.01)
Diluted attributable to Avon	$(0.01)	$0.07
Cash dividends per common share	$0.06	$0.23
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended
(In millions, except per share data)	September 30, 2013	September 30, 2012
Net sales	$7,139.2	$7,492.1
Other revenue	148.6	117.1
Total revenue	7,287.8	7,609.2
Costs, expenses and other:
Cost of sales	2,732.5	2,915.6
Selling, general and administrative expenses	4,068.8	4,337.4
Impairment of goodwill and intangible asset	42.1	44.0
Operating profit	444.4	312.2
Interest expense	90.8	76.8
Loss on extinguishment of debt	86.0	—
Interest income	(8.2)	(10.5)
Other expense, net	69.6	28.6
Total other expenses	238.2	94.9
Income from continuing operations, before taxes	206.2	217.3
Income taxes	(139.5)	(87.8)
Income from continuing operations, net of tax	66.7	129.5
Loss from discontinued operations, net of tax	(50.9)	(6.6)
Net income	15.8	122.9
Net income attributable to noncontrolling interests	(3.1)	(3.2)
Net income attributable to Avon	$12.7	$119.7
Earnings (loss) per share:
Basic from continuing operations	$0.15	$0.29
Basic from discontinued operations	$(0.12)	$(0.02)
Basic attributable to Avon	$0.03	$0.27
Diluted from continuing operations	$0.15	$0.29
Diluted from discontinued operations	$(0.12)	$(0.02)
Diluted attributable to Avon	$0.03	$0.27
Cash dividends per common share	$0.18	$0.46
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2013	September 30, 2012
Net (loss) income	$(5.8)	$32.6
Other comprehensive income:
Foreign currency translation adjustments	23.4	70.3
Change in derivative losses on cash flow hedges, net of taxes of $0.2 and $0.8	0.3	1.0
Change in derivative losses on net investment hedges	—	—
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $(1.5) and $9.1	(6.0)	15.4
Total other comprehensive income, net of taxes	17.7	86.7
Comprehensive income	11.9	119.3
Less: comprehensive loss attributable to noncontrolling interests	(0.4)	(0.7)
Comprehensive income attributable to Avon	$12.3	$120.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012
Net income	$15.8	$122.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(107.7)	5.5
Change in derivative losses on cash flow hedges, net of taxes of $0.8 and $1.6	1.4	2.9
Change in derivative losses on net investment hedges	—	(0.3)
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of taxes of $10.6 and $12.2	23.7	25.0
Total other comprehensive (loss) income, net of taxes	(82.6)	33.1
Comprehensive (loss) income	(66.8)	156.0
Less: comprehensive income attributable to noncontrolling interests	0.1	0.5
Comprehensive (loss) income attributable to Avon	$(66.9)	$155.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$808.3	$1,206.9
Accounts receivable, net	690.2	752.1
Inventories	1,200.0	1,101.1
Prepaid expenses and other	733.5	827.0
Current assets of discontinued operations	—	41.8
Total current assets	3,432.0	3,928.9
Property, plant and equipment, at cost	2,499.8	2,684.8
Less accumulated depreciation	(1,110.6)	(1,158.8)
Property, plant and equipment, net	1,389.2	1,526.0
Goodwill	279.6	330.3
Other intangible assets, net	33.1	40.6
Other assets	1,394.4	1,407.9
Noncurrent assets of discontinued operations	—	148.8
Total assets	$6,528.3	$7,382.5
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$243.1	$572.0
Accounts payable	865.2	914.3
Accrued compensation	266.5	264.7
Other accrued liabilities	551.4	645.3
Sales and taxes other than income	180.8	210.6
Income taxes	47.8	73.6
Current liabilities of discontinued operations	—	24.1
Total current liabilities	2,154.8	2,704.6
Long-term debt	2,541.2	2,623.8
Employee benefit plans	541.7	637.6
Long-term income taxes	49.0	52.0
Other liabilities	114.0	131.1
Noncurrent liabilities of discontinued operations	—	0.1
Total liabilities	$5,400.7	$6,149.2
Contingencies (Note 6)
Shareholders’ Equity
Common stock	$189.4	$188.3
Additional paid-in capital	2,169.2	2,119.6
Retained earnings	4,292.1	4,357.8
Accumulated other comprehensive loss	(959.3)	(876.7)
Treasury stock, at cost	(4,580.1)	(4,571.9)
Total Avon shareholders’ equity	1,111.3	1,217.1
Noncontrolling interests	16.3	16.2
Total shareholders’ equity	$1,127.6	$1,233.3
Total liabilities and shareholders’ equity	$6,528.3	$7,382.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net income	$15.8	$122.9
Loss from discontinued operations, net of tax	50.9	6.6
Income from continuing operations	$66.7	$129.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174.9	158.4
Provision for doubtful accounts	175.6	191.1
Provision for obsolescence	84.6	83.8
Share-based compensation	35.9	34.7
Deferred income taxes	(49.2)	(101.9)
Charge for Venezuelan monetary assets and liabilities	34.1	—
Impairment of goodwill and intangible asset	42.1	44.0
Other	43.4	44.5
Changes in assets and liabilities:
Accounts receivable	(164.8)	(186.3)
Inventories	(224.0)	(228.0)
Prepaid expenses and other	58.7	68.1
Accounts payable and accrued liabilities	(61.7)	71.6
Income and other taxes	(36.8)	(37.1)
Noncurrent assets and liabilities	(83.2)	(64.6)
Net cash provided by operating activities of continuing operations	96.3	207.8
Cash Flows from Investing Activities
Capital expenditures	(118.2)	(134.7)
Disposal of assets	15.5	13.2
Purchases of investments	(23.7)	(1.9)
Proceeds from sale of investments	6.4	2.0
Net cash used by investing activities of continuing operations	(120.0)	(121.4)
Cash Flows from Financing Activities*
Cash dividends	(79.8)	(300.6)
Debt, net (maturities of three months or less)	49.0	(624.5)
Proceeds from debt	1,481.1	713.7
Repayment of debt	(1,927.9)	(90.0)
Interest rate swap termination	88.1	43.6
Proceeds from exercise of stock options	18.2	7.9
Excess tax benefit realized from share-based compensation	(0.7)	(3.4)
Repurchase of common stock	(8.4)	(8.5)
Net cash used by financing activities of continuing operations	(380.4)	(261.8)
Cash Flows from Discontinued Operations
Net cash (used) provided by operating activities of discontinued operations	(4.0)	11.8
Net cash provided (used) by investing activities of discontinued operations	84.8	(0.2)
Net cash provided by discontinued operations	80.8	11.6
Effect of exchange rate changes on cash and equivalents	(78.0)	16.2
Net decrease in cash and equivalents	(401.3)	(147.6)
Cash and equivalents at beginning of year(1)	$1,209.6	$1,245.1
Cash and equivalents at end of period(2)	$808.3	$1,097.5

*	Non-cash financing activities in the nine months ended September 30, 2013 and 2012 included the change in fair market value of interest-rate swap agreements of $(.7) and $(.7), respectively.

(1)	Includes cash and cash equivalents of discontinued operations of $2.7 and $6.9 at the beginning of the year in 2013 and 2012, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $7.2 at the end of the period in 2012.
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
Venezuela Currency
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, operating profit and net income during the nine months ending September 30, 2013 were negatively impacted.
New Accounting Standard Implemented
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income ("AOCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. See Note 7, Accumulated Other Comprehensive Income, for the required disclosures. ASU 2013-02 is effective as of January 1, 2013 for Avon and did not have a significant impact on our financial statements, other than presentation.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in millions)	2013	2012	2013	2012
Numerator from continuing operations:
(Loss) income from continuing operations, less amounts attributable to noncontrolling interests	$(6.1)	$35.2	$63.6	$126.3
Less: Loss (earnings) allocated to participating securities	.1	(.9)	(.6)	(2.8)
(Loss) income from continuing operations allocated to common shareholders	(6.0)	34.3	63.0	123.5
Numerator from discontinued operations:
Earnings (loss) from discontinued operations	$.6	$(3.6)	$(50.9)	$(6.6)
Less: (Earnings) loss allocated to participating securities	—	(.6)	.5	(1.7)
Earnings (loss) allocated to common shareholders	.6	(4.2)	(50.4)	(8.3)
Numerator attributable to Avon:
Net (loss) income attributable to Avon	$(5.5)	$31.6	$12.7	$119.7
Less: Loss (earnings) allocated to participating securities	.1	(.8)	(.1)	(2.7)
(Loss) income allocated to common shareholders	(5.4)	30.8	12.6	117.0
Denominator:
Basic EPS weighted-average shares outstanding	433.5	432.1	433.3	431.8
Diluted effect of assumed conversion of stock options	—	.4	.9	.7
Diluted EPS adjusted weighted-average shares outstanding	433.5	432.5	434.2	432.5
(Loss) Earnings per Common Share from continuing operations:
Basic	$(.01)	$.08	$.15	$.29
Diluted	$(.01)	$.08	$.15	$.29
Loss per Common Share from discontinued operations:
Basic	$—	$(.01)	$(.12)	$(.02)
Diluted	$—	$(.01)	$(.12)	$(.02)
(Loss) Earnings per Common Share attributable to Avon:
Basic	$(.01)	$.07	$.03	$.27
Diluted	$(.01)	$.07	$.03	$.27
Amounts in the table above may not necessarily sum due to rounding.
At September 30, 2013 and 2012, we did not include stock options to purchase 17.8 million shares and 22.1 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would have been anti-dilutive. We also did not include stock options to purchase .9 million shares for the three months ended September 30, 2013, as we had a loss from continuing operations, net of tax and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
We purchased approximately .4 million shares of Avon common stock for $8.4 during the first nine months of 2013, as compared to approximately .4 million shares of Avon common stock for $8.5 during the first nine months of 2012, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
3. DISCONTINUED OPERATIONS
On June 30, 2013, the Company entered into an agreement to sell its Silpada jewelry business (“Silpada”) for $85, plus an earn-out of up to $15 if Silpada achieves specific earnings targets over two years. Silpada was previously reported within our North America segment and has been classified within discontinued operations for all periods presented. The transaction closed on July 3, 2013. Proceeds from the sale were used for general corporate purposes, including the repayment of outstanding debt. The benefit associated with the earn-out will be recorded in discontinued operations only when it becomes realizable by Avon.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

In the second quarter of 2013, the Company recorded a pre-tax charge of $79 ($50 net of tax), reflecting the expected loss on sale, which represents the difference between the carrying value of the Silpada business and the expected proceeds.
Earlier this year, the Company disclosed that it was reviewing strategic alternatives for Silpada. In connection with this review, Avon ran a broad auction process that included potential financial and strategic buyers. The initial offers that were received through April of 2013 were lower than the carrying value of Silpada. At that time, we did not believe that these offers were representative of the underlying fair value of the Silpada business. In June 2013, the Company received final offers for the Silpada business that also were at a level below what previously had been expected as the fair value of the business. The Company decided to agree to the offer that emerged at the time as the highest bid, based in part on consideration of a) the timeline and investment required to return the business to historical levels of profitability and b) the deterioration of Silpada's business performance in the second quarter of 2013. The Company also considered that this divestiture would allow greater focus of time and resources on the core Avon business. This transaction was approved by the Board of Directors on June 26, 2013, subject to certain conditions which were satisfied on June 30, 2013.
Summarized financial information for discontinued operations is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$2.2	$40.3	$54.5	$108.8
Operating income (loss)(1)	.9	(4.6)	(81.0)	(8.1)
(1) Operating loss for the nine months ended September 30, 2013 includes a pre-tax charge of $79.0 recorded in the second quarter of 2013, reflecting the expected loss on sale, as well as an additional loss on sale of $.4 before tax recorded in the third quarter of 2013.
2012 Silpada Impairment Assessment
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

4. INVENTORIES

Components of Inventories	September 30, 2013	December 31, 2012
Raw materials	$365.4	$393.4
Finished goods	834.6	707.7
Total	$1,200.0	$1,101.1

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$3.4	$3.8	$2.3	$4.5	$.5	$.5
Interest cost	7.0	7.4	9.2	10.0	1.2	1.4
Expected return on plan assets	(9.4)	(9.0)	(10.2)	(9.6)	—	—
Amortization of prior service credit	(.1)	(.1)	—	(.3)	(1.2)	(3.3)
Amortization of net actuarial losses	12.0	10.9	2.7	4.4	.6	1.0
Curtailments	—	—	—	(.7)	(1.8)	—
Net periodic benefit costs	$12.9	$13.0	$4.0	$8.3	$(.7)	$(.4)

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$11.8	$11.3	$9.9	$13.5	$1.5	$1.5
Interest cost	20.6	22.2	27.3	29.5	3.7	4.3
Expected return on plan assets	(28.2)	(27.0)	(30.1)	(29.2)	—	—
Amortization of prior service credit	(.3)	(.2)	(.3)	(1.1)	(3.6)	(9.9)
Amortization of net actuarial losses	35.3	32.8	10.0	13.2	2.0	3.0
Curtailments	—	—	(7.5)	(.7)	(1.8)	(1.0)
Net periodic benefit costs	$39.2	$39.1	$9.3	$25.2	$1.8	$(2.1)
The non-U.S. pension curtailment gain recognized in 2013 is due to the decision to freeze our defined benefit pension plan in the United Kingdom. The postretirement benefits curtailment gain recognized in 2013 is due to the closure of the Atlanta distribution center in the U.S.
As of September 30, 2013, we made approximately $40 and $65 of contributions to the U.S. and non-U.S. pension and postretirement plans, respectively. During the remainder of 2013, we anticipate contributing approximately $15 to $20 and $0 to $5 to fund our U.S. and non-U.S. pension and postretirement plans, respectively. The contributions made as of September 30, 2013 to the non-U.S. pension and postretirement plans include $25 as a result of our decision to freeze our defined benefit pension plan in the United Kingdom. All future pension benefits in the United Kingdom will now accrue on a defined

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

contribution basis rather than on a defined benefit basis. Our funding requirements may be impacted by regulations or interpretations thereof.

6. CONTINGENCIES
FCPA Investigations
As previously reported, we have engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act ("FCPA") and related U.S. and foreign laws in China and additional countries. The internal investigation, which has been conducted under the oversight of our Audit Committee, began in June 2008. As previously reported in July 2009, in connection with the internal investigation, we commenced compliance reviews regarding the FCPA and related U.S. and foreign laws in additional countries in order to evaluate our compliance efforts. We have conducted these compliance reviews in a number of countries selected to represent each of the Company's international geographic segments. The internal investigation and compliance reviews have focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third-party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are substantially complete. In connection with the internal investigation and compliance reviews, certain personnel actions, including termination of employment of certain senior members of management, have been taken, and additional personnel actions may be taken in the future. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third-party due diligence program and other compliance-related resources.
As previously reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. As previously reported in August 2012, we are in discussions with the SEC and the DOJ regarding resolving the government investigations. Our factual presentations as part of these discussions are substantially complete. As previously reported in our Quarterly Report on Form 10-Q for the period ending June 30, 2013, we made an offer of settlement to the DOJ and the SEC in June 2013 that, among other terms, would have included payment of monetary penalties of approximately $12. Although our offer was rejected by the DOJ and the staff of the SEC, we accrued the amount of our offer in the second quarter of 2013.
In September 2013, the staff of the SEC proposed terms of potential settlement that included monetary penalties of a magnitude significantly greater than our earlier offer. We disagree with the SEC staff's assumptions and the methodology used in its calculations and believe that monetary penalties at the level proposed by the SEC staff are not warranted. We anticipate that the DOJ also will propose terms of potential settlement, although they have not yet done so and we are unable to predict the timing or terms of any such proposal. If the DOJ’s offer is comparable to the SEC’s offer and if the Company were to enter into settlements with the SEC and the DOJ at such levels, we believe that the Company’s earnings, cash flows, liquidity, financial condition and ongoing business would be materially adversely impacted.
Although we are working to resolve the government investigations through settlement, our discussions are at early stages and at this point we do not know if those efforts will be successful and, if they are, what the timing or terms of any such settlements would be. We expect any such settlements will include civil and/or criminal fines and penalties, and may also include non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlements with the SEC and the DOJ. If we are able to reach settlements with the SEC and the DOJ, the Company believes that such settlements are likely to include monetary penalties that would be material to its earnings and cash flows in the relevant fiscal period and could, depending on the amounts of the settlements, materially adversely impact the Company’s liquidity, financial condition and ongoing business.
There can be no assurance that our efforts to reach settlements with the government will be successful. If we do not reach settlements with the SEC and/or the DOJ, we cannot predict the outcome of any subsequent litigation with the government but such litigation could have a material adverse effect on our earnings, cash flow, liquidity, financial condition and ongoing business.
We have not recorded an additional accrual beyond the amount recorded in the second quarter of 2013 because at this time, in light of the early stages of our discussions of possible settlement terms with the government, the magnitude of the difference between our offer and the amount proposed by the SEC and the absence of a proposal from the DOJ, and our inability to predict

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

whether we will be able to reach settlements with the government, we cannot reasonably estimate the amount of additional loss above the amount accrued to date.
Until these matters are resolved, either through settlement or litigation, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations. Furthermore, under certain circumstances, we may also be required to advance and/or reimburse significant professional fees and expenses to certain current and former Company employees in connection with these matters.
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
Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS), totaling approximately $371, $56 and $257 each, including penalties and accrued interest, at the exchange rate on September 30, 2013. The 2002 and the 2012 assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 assessments are unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 assessments. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. In October 2013, the 2012 PIS and COFINS assessments were canceled in our favor by the first administrative level. This decision will be subject to a mandatory appeal to the second administrative level by the Brazilian tax authorities. In October 2010, the 2002 assessment was upheld at the first administrative

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

level at an amount reduced to approximately $29 from approximately $70, including penalties and accrued interest, at the exchange rate on September 30, 2013. We have appealed this decision to the second administrative level.
In the event that the 2002 or 2012 assessments are upheld at the second as well as the third and last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the amount or range of potential loss that we could incur related to the 2002 and 2012 assessments or any additional assessments that may be issued for subsequent periods (tax years up through 2007 are closed by statute). However, other similar excise tax (IPI) assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level, and management believes that the likelihood that the 2002 and 2012 assessments will be upheld is remote.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2013, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and nine months ended September 30, 2013:

Three Months Ended September 30, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2013	$(448.7)	$(5.7)	$(4.3)	$(518.3)	$(977.0)
Other comprehensive income other than reclassifications	23.4	—	—	—	23.4
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.2(1)	—	.3	—	—	.3
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of tax of $(1.5)(2)	—	—	—	(6.0)	(6.0)
Total reclassifications into earnings	—	.3	—	(6.0)	(5.7)
Balance at September 30, 2013	$(425.3)	$(5.4)	$(4.3)	$(524.3)	$(959.3)

Nine Months Ended September 30, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2012	$(317.6)	$(6.8)	$(4.3)	$(548.0)	$(876.7)
Other comprehensive loss other than reclassifications	(107.7)	—	—	—	(107.7)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.8(1)	—	1.4	—	—	1.4
Adjustments of and amortization of net actuarial loss, prior service cost, and transition obligation, net of tax of $10.6(2)	—	—	—	23.7	23.7
Total reclassifications into earnings	—	1.4	—	23.7	25.1
Balance at September 30, 2013	$(425.3)	$(5.4)	$(4.3)	$(524.3)	$(959.3)
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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,
	2013		2012
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,207.7	$121.7	$1,270.9	$142.2
Europe, Middle East & Africa	619.2	61.4	620.7	53.6
North America	328.6	(32.7)	403.3	(8.8)
Asia Pacific	167.4	(39.7)	215.7	(30.2)
Total from operations	$2,322.9	$110.7	$2,510.6	$156.8
Global and other	—	(42.5)	—	(46.2)
Total	$2,322.9	$68.2	$2,510.6	$110.6

	Nine Months Ended September 30,
	2013		2012
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$3,604.2	$370.9	$3,663.2	$307.9
Europe, Middle East & Africa	2,030.7	276.9	2,008.4	181.4
North America	1,087.4	(53.5)	1,281.8	(5.4)
Asia Pacific	565.5	(12.2)	655.8	(3.7)
Total from operations	$7,287.8	$582.1	$7,609.2	$480.2
Global and other	—	(137.7)	—	(168.0)
Total	$7,287.8	$444.4	$7,609.2	$312.2
Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beauty(1)	$1,660.0	$1,820.4	$5,215.7	$5,533.5
Fashion(2)	362.7	407.0	1,182.3	1,255.1
Home(3)	242.6	245.3	741.2	703.5
Net sales	$2,265.3	$2,472.7	$7,139.2	$7,492.1
Other revenue(4)	57.6	37.9	148.6	117.1
Total revenue	$2,322.9	$2,510.6	$7,287.8	$7,609.2

(1)	Beauty includes color cosmetics, fragrances, skincare and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products, children's products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

9. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2013 and December 31, 2012, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2013	December 31, 2012
Deferred tax assets	$237.0	$273.5
Prepaid taxes and tax refunds receivable	150.0	141.1
Prepaid brochure costs, paper, and other literature	107.0	111.8
Receivables other than trade	90.2	131.6
Short-term investments	34.2	16.5
Healthcare trust assets	7.6	26.9
Interest-rate swap agreements, including interest (Notes 12 and 13)	—	19.5
Other	107.5	106.1
Prepaid expenses and other	$733.5	$827.0
At September 30, 2013 and December 31, 2012, other assets included the following:

Components of Other Assets	September 30, 2013	December 31, 2012
Deferred tax assets	$922.0	$826.9
Capitalized software	244.0	235.4
Long-term receivables	159.2	174.9
Investments	33.4	44.5
Interest-rate swap agreements (Notes 12 and 13)	—	94.8
Other	35.8	31.4
Other assets	$1,394.4	$1,407.9

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
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $80.1 before taxes, of which $29.4 before taxes was recorded in the first nine months of 2013. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $100 to $110 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2013. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $125 before taxes. For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

During the three and nine months ended September 30, 2013, we recorded costs to implement of $.6 and $29.4, respectively, related to the $400M Cost Savings Initiative, and the costs consisted of the following:

•	net benefit of $1.9 and net charge of $14.6, respectively, primarily for employee-related costs, including severance and pension and postretirement benefits;

•	contract termination and other charges of $.2 and $4.1, respectively, primarily related to the costs associated with our exit from the Republic of Ireland market;

•	accelerated depreciation of $1.7 and $13.5, respectively, associated with the closure and rationalization of certain facilities;

•	net benefit of $3.5 due to accumulated foreign currency translation adjustments in the second quarter of 2013 primarily associated with our exit from the Vietnam market;

•	implementation costs of $.6 and $1.4, respectively, for professional service fees; and

•	net benefit of $.7 due to inventory adjustments in the first and second quarters of 2013.
For the three months ended September 30, 2013 total costs to implement were recorded in selling, general and administrative expenses. For the nine months ended September 30, 2013, $30.1 of the total costs to implement was recorded in selling, general and administrative expenses and a net benefit of $.7 was recorded in cost of sales. The majority of cash payments associated with these charges are expected to be made during 2013.
The liability balance for the $400M Cost Savings Initiative as of September 30, 2013 is as follows:

	Employee- Related Costs	Inventory/ Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2012	$41.3	$—	$—	$1.7	$43.0
2013 charges	16.4	.1	(3.5)	4.6	17.6
Adjustments	(1.8)	(.8)	—	(.5)	(3.1)
Cash payments	(39.1)	—	—	(4.6)	(43.7)
Non-cash write-offs	1.8	.7	3.5	—	6.0
Foreign exchange	.1	—	—	—	.1
Balance at September 30, 2013	$18.7	$—	$—	$1.2	$19.9
Non-cash write-offs associated with employee-related costs are the result of settlements and curtailment for pension and postretirement benefits plans due to the initiatives implemented.
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to date	$59.8	$.7	$(3.5)	$6.0	$63.0
Estimated charges to be incurred on approved initiatives	3.5	—	6.0	8.3	17.8
Total expected charges on approved initiatives	$63.3	$.7	$2.5	$14.3	$80.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
First quarter 2013	(1.1)	9.0	1.5	1.5	2.1	13.0
Second quarter 2013	3.8	3.4	(.1)	(3.9)	—	3.2
Third quarter 2013	1.7	(.3)	(3.1)	.1	(.1)	(1.7)
Charges incurred to date	17.3	13.2	16.3	10.6	5.6	63.0
Estimated charges to be incurred on approved initiatives	3.3	14.3	.2	—	—	17.8
Total expected charges on approved initiatives	$20.6	$27.5	$16.5	$10.6	$5.6	$80.8
As noted previously, for the initiatives approved to date, we expect to record total costs to implement restructuring in the range of $100 to $110 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.

Additional Restructuring Charges
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs, and improve efficiencies. In addition, we have relocated our corporate headquarters in New York City.
Restructuring Charges – Three and Nine Months Ended September 30, 2013
As a result of the analysis and the actions taken, during the three and nine months ended September 30, 2013, we recorded total costs to implement of $1.2 and $1.0, respectively, in selling, general and administrative expenses.
Restructuring Charges – Three and Nine Months Ended September 30, 2012
During the three and nine months ended September 30, 2012, we recorded total costs to implement of $2.2 and $63.2, respectively, associated with previously approved initiatives, and the costs consisted of the following:

•	net charges of $.2 and $56.2, respectively, primarily for employee-related costs;

•	implementation costs of $.4 and $4.3, respectively, for professional service fees; and

•	accelerated depreciation of $1.6 and $2.7, respectively, associated with the relocation our corporate headquarters.
Total costs to implement were recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2012.
The liability balance for these various restructuring initiatives as of September 30, 2013 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2012	$17.6	$11.8	$29.4
2013 charges	.8	1.3	2.1
Adjustments	(1.2)	—	(1.2)
Cash payments	(13.3)	(4.2)	(17.5)
Foreign exchange	(.1)	—	(.1)
Balance at September 30, 2013	$3.8	$8.9	$12.7
The actions associated with these various restructuring initiatives are substantially complete.

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
Restructuring Charges – Three and Nine Months Ended September 30, 2013
During the three and nine months ended September 30, 2013, we have recorded net benefits as a result of adjustments to the reserve of $2.1 and $1.9, respectively, primarily in selling, general and administrative expenses, associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs.
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
For the three months ended September 30, 2012, net benefits of $.4 was recorded in selling, general and administrative expenses and $.2 were recorded in cost of sales. For the nine months ended September 30, 2012, total costs to implement of $.7 were recorded in selling, general and administrative expenses and $3.2 were recorded in cost of sales.
The liability balances, which primarily consist of employee-related costs, for the initiatives under the 2005 and 2009 Restructuring Programs are shown below:

Total
Balance December 31, 2012	$21.0
2013 charges	.7
Adjustments	(3.4)
Cash payments	(15.8)
Foreign exchange	—
Balance at September 30, 2013	$2.5

The 2005 and 2009 Restructuring Programs are substantially complete.

11. GOODWILL AND INTANGIBLE ASSETS
In the second quarter of 2013, Silpada was classified within discontinued operations. See Note 3, Discontinued Operations for further details. Accordingly, all amounts exclude the results of Silpada for all periods presented.

Q3 2013 China Impairment Assessment
As compared to our projections used in our fourth quarter 2012 impairment analysis ("Q4 2012 projections"), China performed generally in line with our revenue and earnings projections during the first half of 2013. As assumed in our Q4 2012 projections, China's revenue in the first half of 2013 continued to deteriorate versus the prior-year period; however, beginning in the third quarter of 2013, this revenue decline was significantly in excess of our assumptions. Revenue in the third quarter of 2013 declined 67% versus the third quarter of 2012, compared to a revenue decline of 28% in the first half of 2013 versus the first half of 2012. As a result, in the third quarter of 2013, it became apparent that we would not achieve our 2013 and long-

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

term forecasted revenue and earnings, and we completed an interim impairment assessment of the fair value of goodwill related to our operations in China.
China's revenue performance in the third quarter of 2013 was approximately 67% less (when excluding the impact of foreign currency) than the revenue in our Q4 2012 projections. The revenue decline in China during the third quarter of 2013 resulted in the recognition of an operating loss while we had expected operating profit in our Q4 2012 projections. In the third quarter of 2013, we significantly lowered our long-term revenue and earnings projections for China that was included in our DCF model utilized in our interim impairment assessment. Based upon this interim analysis, we determined that the goodwill related to our operations in China was impaired. Specifically, the results of our interim impairment analysis indicated the estimated fair value of our China reporting unit was less than its respective carrying amount. As a result of our impairment testing, we recorded a non-cash before tax impairment charge of $38.4 ($38.4 after tax) to reduce the carrying amount of goodwill. There is no goodwill remaining for our China reporting unit as a result of this impairment. The decline in the fair value of the China reporting unit was primarily driven by the significant reduction in the forecasted long-term growth rates and cash flows used to estimate fair value. Fiscal year 2013 revenue for China is expected to be approximately 38% less than the revenue in our Q4 2012 projections and 47% less than fiscal year 2012 results.
We also performed an interim impairment analysis for our China finite-lived intangible assets, which indicated the carrying value of these intangible assets exceeded the estimated future undiscounted cash flows of the business. This resulted in a non-cash before tax impairment charge of $3.7 ($2.8 after tax) to reduce the carrying amount of these assets. There are no finite-lived intangible assets remaining for China as a result of this impairment
China had historically generated positive cash flows, but is not expected to generate positive cash flows in 2013 or for a number of years thereafter as there is a need for further investment than previously anticipated. As a result, the expected cash flows of the business as of the date of our impairment analysis were not at a level sufficient to support the carrying value of the business. As compared to prior years' projections for China, the future expectations declined significantly in the 2012 and 2013 impairment analyses. This reduction in future expectations led to impairments of $44.0 and $42.1 being recorded during the third quarters of 2012 and 2013, respectively. As previously disclosed in the third quarter of 2012, we made changes to our long-term growth estimates as the China business did not achieve our revenue, earnings and cash flows expectations primarily due to challenges in our business model.
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit and finite-lived intangible assets. We use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
Key assumptions used in measuring the fair value of China included projections of revenue and the resulting cash flows. To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2012	$122.8	$167.3	$84.2	$374.3
Accumulated impairments	—	—	(44.0)	(44.0)
Net balance at December 31, 2012	$122.8	$167.3	$40.2	$330.3

Changes during the period ended September 30, 2013:
Impairment	$—	$—	$(38.4)	$(38.4)
Other(1)	(9.5)	(3.6)	.8	(12.3)

Gross balance at September 30, 2013	$113.3	$163.7	$85.0	$362.0
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at September 30, 2013	$113.3	$163.7	$2.6	$279.6
(1) Other is primarily comprised of foreign currency translation.

Other intangible assets

	September 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$40.0	$(36.2)	$52.7	$(46.0)
Licensing agreements	52.3	(47.2)	62.8	(53.6)
Noncompete agreements	8.1	(8.1)	8.6	(8.6)
Trademarks	6.6	(6.6)	6.6	(6.3)
Indefinite-Lived Trademarks	24.2	—	24.4	—
Total	$131.2	$(98.1)	$155.1	$(114.5)
Aggregate amortization expense was $1.3 and $3.6 for the three months ended September 30, 2013 and 2012, respectively, and $3.5 and $5.3 for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense in the remainder of 2013 and future periods is not expected to be material.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Total
Assets:
Money market funds	$7.6	$—	$7.6
Available-for-sale securities	2.2	—	2.2
Foreign exchange forward contracts	—	2.6	2.6
Total	$9.8	$2.6	$12.4
Liabilities:
Foreign exchange forward contracts	$—	$4.1	$4.1
Total	$—	$4.1	$4.1

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Total
Assets:
Money market funds	$26.9	$—	$26.9
Available-for-sale securities	1.9	—	1.9
Interest-rate swap agreements	—	94.8	94.8
Foreign exchange forward contracts	—	4.9	4.9
Total	$28.8	$99.7	$128.5
Liabilities:
Interest-rate swap agreements	$—	$1.7	$1.7
Foreign exchange forward contracts	—	1.5	1.5
Total	$—	$3.2	$3.2
The money market funds are held in a Healthcare trust in order to fund future benefit payments for both active and retiree benefit plans.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

September 30, 2013 - China
In the third quarter of 2013, we completed an interim impairment assessment of the fair value of goodwill related to China and subsequently determined that the goodwill associated with China was impaired. As a result, the carrying amount of China's goodwill was reduced from $38.4 to $0, resulting in a non-cash impairment charge of $38.4. In addition, the carrying amount of China's finite-lived intangible assets was reduced from $3.7 to $0, resulting in a non-cash impairment charge of $3.7. See Note 11, Goodwill and Intangible Assets for further details.

Fair Value Measurement - China
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit and finite-lived intangible assets. We use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Key assumptions used in measuring the fair value of China included projections of revenue and the resulting cash flows. To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, money market funds, accounts receivable, loans receivable, debt maturing within one year, accounts payable, long-term debt, foreign exchange forwards contracts, and interest-rate swap agreements. The carrying value for cash and cash equivalents, accounts receivable, accounts payable, and short-term investments approximate fair value because of the short-term nature of these instruments. The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2013 and December 31, 2012, respectively, consisted of the following:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.2	$2.2	$1.9	$1.9
Money market funds	7.6	7.6	26.9	26.9
Debt maturing within one year(1)	(243.1)	(243.1)	(572.0)	(572.2)
Long-term debt(1)	(2,541.2)	(2,560.2)	(2,623.8)	(2,547.7)
Foreign exchange forward contracts	(1.5)	(1.5)	3.4	3.4
Interest-rate swap agreements	—	—	93.1	93.1
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

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of September 30, 2013, all interest-rate swap agreements have been terminated.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2013:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$2.6	Accounts payable	$4.1
Total derivatives not designated as hedges		$2.6		$4.1
Total derivatives		$2.6		$4.1

The following table presents the fair value of derivative instruments outstanding at December 31, 2012:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets/ Prepaid expenses and other	$93.1	Other liabilities	$—
Total derivatives designated as hedges		$93.1		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Prepaid expenses and other	$1.7	Accounts payable	$1.7
Foreign exchange forward contracts	Prepaid expenses and other	4.9	Accounts payable	1.5
Total derivatives not designated as hedges		$6.6		$3.2
Total derivatives		$99.7		$3.2

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. We previously used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At December 31, 2012, we held interest-rate swap agreements that effectively converted approximately 62% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. As of September 30, 2013, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Our total exposure to floating interest rates was approximately 9% at September 30, 2013, and 69% at December 31, 2012.
In January 2013, we terminated eight of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net. For the three and nine months ended September 30, 2013, the net impact of the gain amortization was $3.6 and $22.6, respectively. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At September 30, 2013, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $67.8, and was included within long-term debt.
In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net. For the three and nine months ended September 30, 2013, the net impact of the gain amortization was $1.5 and $4.5, respectively. For the three and nine months ended September 30, 2012, the net impact of the gain amortization was $1.5 and $2.9, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At September 30, 2013, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $37.2, and was included within long-term debt.
At September 30, 2013, we do not have interest-rate swap agreements designated as fair value hedges. In addition to the terminations discussed above, the remaining interest-rate swap agreements designated as fair value hedges were terminated in conjunction with the repayment of the associated debt. During the nine months ended September 30, 2013, we recorded a net loss of $.7 in interest expense for the interest-rate swap agreements designated as fair value hedges; however, no net gain or loss was recorded during the three months ended September 30, 2013 as the interest-rate swaps were terminated prior to the third quarter of 2013. During the three and nine months ended September 30, 2012, we recorded a net gain of $.4 and a net loss of $.7, respectively, in interest expense for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At September 30, 2013, we do not have interest-rate swap agreements that are not designated as hedges as the remaining undesignated interest-rate swap agreements were terminated in conjunction with the repayment of the associated debt, and therefore no net gain or loss was recorded during the three months ended September 30, 2013. During the nine months ended September 30, 2013, we recorded an immaterial net loss in other expense, net associated with the undesignated interest-rate swap agreements. During the three and nine months ended September 30, 2012, we recorded immaterial net gains in other expense, net associated with these undesignated interest-rate swap agreements.
There was no hedge ineffectiveness for the three and nine months ended September 30, 2013 and 2012, related to these interest-rate swaps.
Foreign Currency Risk
At September 30, 2013, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese renminbi, Colombian peso, the Czech Republic koruna, the euro, Mexican peso, New Zealand dollar, Peruvian new sol, Philippine peso, Polish zloty, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvnia, and Venezuelan bolívar. We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2013, we had outstanding foreign

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

exchange forward contracts with notional amounts totaling approximately $186 for the Mexican peso, euro, Peruvian new sol, Polish zloty, Canadian dollar, Romanian leu, and New Zealand dollar.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and nine months ended September 30, 2013, we recorded a gain of $2.6 and a loss of $5.5, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2013, we recorded a loss of $1.9 and a gain of $6.7, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2012, we recorded gains of $9.8 and $4.2, respectively, in other expense, net related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2012, we recorded losses of $8.8 and $1.4, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also used a foreign exchange forward contract to hedge the foreign currency exposure related to the net assets of a foreign subsidiary, which was effective as a hedge. A loss of $.3 on the foreign exchange forward contract was recorded in foreign currency translation adjustments within AOCI for the nine months ended September 30, 2012. The foreign exchange forward contract was terminated in January 2012, and therefore no gain or loss was recorded during the three months ended September 30, 2012 or during the three and nine months ended September 30, 2013.

14. DEBT
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below under "Commercial Paper Program," the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of September 30, 2013, there were no amounts outstanding under the revolving credit facility.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily related to (i) adding a provision whereby the lenders may, at our election, decide to decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below under "Debt Covenants"). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below under "Public Notes"), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. At September 30, 2013, the outstanding principal balance under the term loan agreement was $52.5.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The debt agreements also contain covenants that limit Avon's subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 4:1 at the end of the fiscal quarter ended September 30, 2013, 3.75:1 at the end of each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of September 30, 2013, and based on then applicable interest rates, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $4.9 at September 30, 2013), could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended September 30, 2013.
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
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes and 2014 Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At September 30, 2013, there was $4.9 of outstanding commercial paper under this program. Beginning in 2012 and continuing into 2013, the demand for our commercial paper declined, partially impacted by the rating agency action described below.
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
During the nine months ended September 30, 2013, revenues declined 4% compared to the prior-year period due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged, as a 1% increase in average order was offset by a 1% decrease in Active Representatives. Sales from the Beauty category decreased 6%, or 1% on a Constant $ basis. Sales from the Fashion category decreased 6%, or 3% on a Constant $ basis. Sales from the Home category increased 5%, or 11% on a Constant $ basis. See “Segment Review” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," for additional information related to changes in revenue by category and segment.
We are focused on executing our growth platforms, including improving our consumer proposition, product category and innovation strategies and marketing plans, driving simplification and efficiency, and improving organizational effectiveness. However, our sales recovery is taking longer than we expected. We continue to face economic uncertainties and our challenges in North America and Asia Pacific continue.
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
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $80.1 before taxes, of which $29.4 before taxes was recorded in the first nine months of 2013. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $100 to $110 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2013. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $125 before taxes. Refer to Note 10, Restructuring Initiatives, to the consolidated financial statements included herein for further information.
As a result of the 32% devaluation of Venezuelan currency in February 2013, our 2013 revenue and operating margin was negatively impacted. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, the first nine months of 2013 operating profit and net income were negatively impacted by $45, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. We expect an additional negative impact of approximately $5 to 2013 operating profit and net income due to the

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. In addition to the negative impact to operating margin, as a result of the devaluation of Venezuelan currency, during the first quarter of 2013, we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes), primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Refer to further discussion of Venezuela in "Segment Review - Latin America" of this MD&A.
In July 2013, we completed the sale of our Silpada business ("Silpada") for $85. Silpada has been classified within discontinued operations for all periods presented. Silpada was previously reported within our North America segment. In the second quarter of 2013, the Company recorded a pre-tax charge of $79 ($50 net of tax), reflecting the expected loss on sale.
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
Goodwill and Intangible Assets
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. We use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
Key assumptions used in measuring the fair value of China included projections of revenue and the resulting cash flows. To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.
Key assumptions used in measuring the fair value of Silpada included the discount rate (based on the weighted-average cost of capital) and revenue growth, as well as silver prices and Representative growth and activity rates. To estimate the fair value of Silpada, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return Silpada's cash flows to normalized, sustainable levels. The fair value of Silpada's indefinite-lived trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of the Silpada finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. The impact of the impairments associated with Silpada are reflected within Discontinued Operations.

NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the consolidated financial statements included herein.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to Venezuela being designated as a highly inflationary economy and the subsequent devaluation of its currency in February 2013 ("Venezuelan special items"), 3) the $12 accrual for the offer of settlement relating to the FCPA investigations ("FCPA accrual"), 4) the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to China ("China impairment and other charges"), and 5) costs and charges related to the extinguishment of debt ("Loss on extinguishment of debt"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period.
The Venezuelan special items include the impact on the Consolidated Statements of Income caused by the devaluation of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventory and prepaid expenses. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 4.30 and the revised official exchange rate of 6.30. The China impairment and other charges include the impact on the Consolidated Statements of Income caused by the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to China in the third quarter of 2013, and the goodwill impairment charge related to China in the third quarter of 2012. The Loss on extinguishment of debt includes the impact on the Consolidated Statements of Income in the first quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below), as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined below). The Loss on extinguishment of debt also includes the impact on the Consolidated Statements of Income in the second quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the 2014 Notes (as defined below).

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

See Note 6, Contingencies, Note 10, Restructuring Initiatives, Note 11, Goodwill and Intangible Assets and Note 14, Debt, to the consolidated financial statements included herein, "Segment Review - Latin America" below, and "Liquidity and Capital Resources" below for more information on these items.
These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	%/Point Change	2013	2012	%/Point Change
Total revenue	$2,322.9	$2,510.6	(7)%	$7,287.8	$7,609.2	(4)%
Cost of sales	871.7	971.2	(10)%	2,732.5	2,915.6	(6)%
Selling, general and administrative expenses	1,340.9	1,384.8	(3)%	4,068.8	4,337.4	(6)%
Impairment of goodwill and intangible asset	42.1	44.0	(4)%	42.1	44.0	(4)%
Operating profit	68.2	110.6	(38)%	444.4	312.2	42%
Interest expense	30.3	27.3	11%	90.8	76.8	18%
Loss on extinguishment of debt	—	—	*	86.0	—	*
Interest income	(3.4)	(3.8)	(11)%	(8.2)	(10.5)	(22)%
Other expense, net	9.7	4.8	102%	69.6	28.6	143%
(Loss) income from continuing operations, net of tax	(6.4)	36.2	(118)%	66.7	129.5	(48)%
Net income attributable to Avon	(5.5)	31.6	(117)%	12.7	119.7	(89)%
Diluted (loss) earnings per share from continuing operations	(.01)	.08	*	.15	.29	(48)%
Diluted (loss) earnings per share attributable to Avon	(.01)	.07	*	.03	.27	(89)%

Advertising expenses(1)	$53.9	$57.2	(6)%	141.6	189.3	(25)%

Gross margin	62.5%	61.3%	1.2	62.5%	61.7%	.8
CTI restructuring	—	—	—	—	—	—
Venezuelan special items	.6	—	.6	.5	—	.5
Adjusted gross margin	63.1%	61.3%	1.8	63.0%	61.7%	1.3

Selling, general and administrative expenses as a % of total revenue	57.7%	55.2%	2.5	55.8%	57.0%	(1.2)
CTI restructuring	—	(.1)	.1	(.4)	(.8)	.4
Venezuelan special items	—	—	—	(.1)	—	(.1)
FCPA accrual	—	—	—	(.2)	—	(.2)
Adjusted selling, general and administrative expenses as a % of total revenue	57.7%	55.1%	2.6	55.2%	56.2%	(1.0)

Operating profit	$68.2	$110.6	(38)%	$444.4	$312.2	42%
CTI restructuring	(.2)	1.6		28.5	67.1
Venezuelan special items	14.9	—		44.7	—
FCPA accrual	—	—		12.0	—
China impairment and other charges	42.1	44.0		42.1	44.0
Adjusted operating profit	$125.0	$156.2	(20)%	$571.7	$423.3	35%

Operating margin	2.9%	4.4%	(1.5)	6.1%	4.1%	2.0
CTI restructuring	—	.1	(.1)	.4	.9	(.5)
Venezuelan special items	.6	—	.6	.6	—	.6
FCPA accrual	—	—	—	.2	—	.2
China impairment and other charges	1.8	1.8	—	.6	.6	—
Adjusted operating margin	5.4%	6.2%	(.8)	7.8%	5.6%	2.2

Effective tax rate	120.1%	56.0%	64.1	67.6%	40.4%	27.2

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	%/Point Change	2013	2012	%/Point Change
CTI restructuring	(.9)	.1	(1.0)	(.3)	(.1)	(.2)
Venezuelan special items	(6.8)	—	(6.8)	(17.8)	—	(17.8)
FCPA accrual	—	—	—	(1.2)	—	(1.2)
China impairment and other charges	(79.8)	(19.5)	(60.3)	(14.8)	(6.8)	(8.0)
Loss on extinguishment of debt	—	—	—	.6	—	.6
Adjusted effective tax rate	32.5%	36.6%	(4.1)	34.0%	33.5%	.5

Change in Active Representatives			(3)%			(1)%
Change in units sold			(7)%			(4)%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

Three Months Ended September 30, 2013
Revenue
During the three months ended September 30, 2013, revenues declined 7% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue decreased 1%. Constant $ Revenue was favorably impacted by approximately 1 point, as a result of the recognition of tax credits associated with Value Added Taxes ("VAT") in Brazil of $22. The decrease in Constant $ revenue was primarily due to a 3% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 7%, while the net impact of price and mix increased 6%, as pricing partially benefited from inflationary impacts in Latin America, primarily in Argentina and Venezuela. Refer to "Segment Review - Latin America" in this MD&A for a further discussion of the VAT credits in Brazil.
On a category basis, the growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(9)%	(2)%
Beauty Category:
Fragrance	(8)	(1)
Color	(5)	2
Skincare	(12)	(6)
Personal care	(11)	(5)

Fashion & Home	(7)	(2)
Fashion & Home Category:
Fashion	(11)	(6)
Home	(1)	6
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Gross Margin
Gross margin and Adjusted gross margin increased by 120 basis points and 180 basis points, respectively, compared to the same period of 2012. The increase in Adjusted gross margin was primarily due to the following:

•	a benefit of 30 basis points associated with the VAT credits in Brazil recognized in the third quarter of 2013;

•
an increase of 110 basis points due to the favorable net impact of mix and pricing, primarily in Latin America related to improvements from pricing, which benefited in comparison to the prior-year period that included actions to flow

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

excess inventory, as well as the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina);

•	an increase of 50 basis points due to lower supply chain costs, largely due to 50 points from lower freight costs, primarily in Latin America due to reduced usage of air freight; and

•	a decrease of 40 basis points due to the negative impact of foreign exchange.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 250 basis points and 260 basis points, respectively, compared to the same period of 2012. The increase in Adjusted selling, general, and administrative expenses as a percentage of revenue was primarily due to the following:

•	a benefit of 50 basis points associated with the VAT credits in Brazil recognized in the third quarter of 2013;

•
an increase of 130 basis points due to the net impact of declining revenue with respect to our fixed expenses, including the impact of higher compensation costs, primarily due to inflationary impacts in Latin America, higher expenses related to our Service Model Transformation ("SMT") project, and increased legal expenses in Latin America primarily associated with labor and civil related matters in Brazil. These items were partially offset by lower professional and related fees associated with the FCPA investigation and compliance reviews;

•
an increase of 80 basis points from higher distribution costs, driven by increased transportation costs, primarily in Latin America, and increased costs per unit as a result of lower volume in North America;

•	an increase of 50 basis points from higher Representative and sales leader investment, driven by Latin America to support new product launches in Brazil; and

•	an increase of 40 basis points from higher bad debt expense, driven by Latin America, primarily in Brazil.
Refer to “Segment Review” in this MD&A for additional information related to changes in operating margin by segment and "Segment Review - Latin America" in this MD&A for a further discussion of the VAT credits in Brazil.
Impairment of Goodwill and Intangible Asset
During the third quarter of 2013, we recorded a non-cash impairment charge of $42 for goodwill and intangible assets, as compared to a non-cash impairment charge or $44 in the third quarter of 2012 for goodwill, both associated with our China business. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for more information.
Other Expense
Interest expense increased by 11% compared to the prior-year period, primarily due to higher average interest rates partially offset by lower outstanding debt balances.
Interest income decreased by 11% compared to the prior-year period, primarily due to higher average interest rates offset partially by lower average cash balances.
Other expense, net, increased compared to the prior-year period, primarily due to higher foreign exchange losses in the third quarter of 2013.

Effective Tax Rate

The effective tax rate was 120.1% compared to 56.0% in the prior-year period. The effective tax rate in 2013 and 2012 was unfavorably impacted by the non-cash impairment charges for goodwill and intangible assets associated with our China business of $42 and $44, respectively. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for more information. The effective tax rate in 2013 was also unfavorably impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A, and a valuation allowance for deferred tax assets related to China in 2013. The Adjusted effective tax rate was 32.5% for the third quarter of 2013 compared to 36.6% in the prior-year period primarily due to the favorable impact of 2013 discrete benefits on lower pre-tax income.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2013
Revenue
During the nine months ended September 30, 2013, revenues declined 4% compared to the prior-year period due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged, as a 1% increase in average order was offset by a 1% decrease in Active Representatives. Units sold decreased 4% while the net impact of price and mix increased 4%, as pricing partially benefited from inflationary impacts in Latin America, primarily in Argentina and Venezuela.
On a category basis, the growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(6)%	(1)%
Beauty Category:
Fragrance	(3)	3
Color	(5)	—
Skincare	(11)	(7)
Personal care	(6)	(2)

Fashion & Home	(2)	2
Fashion & Home Category:
Fashion	(6)	(3)
Home	5	11
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Gross Margin
Gross margin and Adjusted gross margin increased by 80 basis points and 130 basis points, respectively, compared to the same period of 2012. The increase in Adjusted gross margin was primarily due to the following:

•	an increase of 100 basis points due to lower supply chain costs, largely due to 60 points from lower freight costs, primarily in Latin America due to reduced usage of air freight;

•
an increase of 40 basis points due to the favorable net impact of mix and pricing, primarily in Latin America include the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina); and

•	a decrease of 50 basis points due to the negative impact of foreign exchange.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 120 basis points and 100 basis points, respectively, compared to the same period of 2012. The decrease in Adjusted selling, general, and administrative expenses as a percentage of revenue was primarily due to the following:

•	a decrease of 50 basis points from lower advertising cost, driven by Latin America;

•
a decrease of 40 basis points from lower administrative expenses, primarily due to lower professional and related fees associated with the FCPA investigation and compliance reviews, as well as lower compensation costs;

•	a decrease of 40 basis points from lower net brochure costs primarily in Europe;

•
an increase of 70 basis points due to higher distribution costs, driven by increased transportation costs, primarily in Latin America, and increased costs per unit as a result of lower volume in North America; and

•	various other insignificant items that contributed to the decrease in Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses.
Refer to “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Impairment of Goodwill and Intangible Asset
During the third quarter of 2013, we recorded a non-cash impairment charge of $42 for goodwill and intangible assets, as compared to a non-cash impairment charge of $44 in the third quarter of 2012 for goodwill, both associated with our China business. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for more information.
Other Expense
Interest expense increased by 18% compared to the prior-year period, primarily due to higher average interest rates partially offset by lower outstanding debt balances.
Loss on extinguishment of debt in the first nine months of 2013 is comprised of $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes and $2 for the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement, which occurred in the first quarter of 2013. In addition, in the second quarter of 2013 we recorded a loss on extinguishment of debt of $13 for the make-whole premium and write-off of debt issuance costs, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of our 2014 Notes. Refer to Note 14, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for more information.
Interest income decreased by 22% compared to the prior-year period, primarily due to lower average interest rates as well as lower average cash balances.
Other expense, net, increased compared to the prior-year period, primarily due to a $34 negative impact in the first quarter of 2013 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. Refer to "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.

Effective Tax Rate

The effective tax rate was 67.6% compared to 40.4% in the prior-year period. The effective tax rate in 2013 and 2012 was unfavorably impacted by the non-cash impairment charges for goodwill and intangible assets associated with our China business of $42 and $44, respectively. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for more information. The 2013 effective tax rate was unfavorably impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A, a $12 accrual for the offer of settlement relating to the FCPA investigations recognized in the second quarter of 2013, and a valuation allowance for deferred tax assets related to China in 2013. The Adjusted effective tax rate was 34.0% for the first nine months of 2013 compared to 33.5% in the prior-year period.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment Review
Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2013	2012	US$	Constant $	2013	2012	US$	Constant $
Total revenue	$1,207.7	$1,270.9	(5)%	6%	$3,604.2	$3,663.2	(2)%	7%
Operating profit	121.7	142.2	(14)%	9%	370.9	307.9	20%	45%
CTI restructuring	.1	.1			2.2	11.9
Venezuelan special items	14.9	—			44.7	—
Adjusted operating profit	$136.7	$142.3	(4)%	9%	$417.8	$319.8	31%	42%

Operating margin	10.1%	11.2%	(1.1)	.3	10.3%	8.4%	1.9	3.0
CTI restructuring	—	—			.1	.3
Venezuelan special items	1.2	—			1.2	—
Adjusted operating margin	11.3%	11.2%	.1	.4	11.6%	8.7%	2.9	2.9

Change in Active Representatives				(1)%				2%
Change in units sold				(6)%				(2)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2013
Total revenue decreased 5% compared to the prior-year period due to the unfavorable impact from foreign exchange, including the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue grew 6%. The region's revenue was favorably impacted by approximately 2 points due to a benefit to Brazil's Constant $ revenue as a result of the recognition of tax credits of $22 in the third quarter of 2013 associated with a change in estimate of expected recoveries of VAT. As the tax credits are associated with VAT, which is recorded as a reduction to revenue, the benefit from these tax credits is recognized as revenue. The region's Constant $ revenue growth was also due to higher average order, which benefited from pricing, including inflationary impacts primarily in Argentina and Venezuela, and new Beauty product launches. Revenue in Brazil grew 1% while revenue in Mexico and Venezuela declined 5% and 22%, respectively. Revenue growth in Brazil and Venezuela was unfavorably impacted by foreign exchange. Constant $ revenue benefited from growth of 13% in Brazil and 15% in Venezuela, which was partially offset by a decline of 7% in Mexico.
Constant $ revenue in Brazil was favorably impacted by approximately 4 points due to the benefit of the VAT credits recognized in the third quarter of 2013. Brazil's Constant $ revenue growth was also due to higher average order, primarily due to benefits from pricing, new Beauty product launches and continued strength in Fashion & Home. On a Constant $ basis, Brazil’s sales from Beauty products increased 6%, and sales from Fashion & Home products increased 18% primarily due to effective pricing and merchandising. Units sold decreased in Brazil, driven by a decline in Beauty which was partially offset by an increase in Fashion & Home. Service levels in Brazil improved compared to the prior-year period.
The Constant $ revenue decline in Mexico was primarily driven by lower average order, partially offset by an increase in Active Representatives. Revenue in Mexico was negatively impacted by slowing economic activity and increased discounting by retail competition while we selectively raised prices. We expect continued challenges in Mexico. Constant $ revenue growth in Venezuela was due to higher average order, benefiting from the inflationary impact on pricing that was partially offset by a decrease in units sold. Higher average order was partially offset by a decrease in Active Representatives, which was impacted by continued economic and political instability as well as service issues. Revenue and operating profit in Venezuela was negatively impacted in 2013 by the Venezuelan currency devaluation discussed below. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 1.2 points due to the Venezuelan currency devaluation in conjunction with highly inflationary accounting as discussed further below. Adjusted operating margin increased .1 point, or .4 points on a Constant $ basis, primarily as a result of:

•	a benefit of 1.5 points associated with the VAT credits in Brazil recognized in the third quarter of 2013, discussed above;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
a benefit of 3.6 points due to higher gross margin caused primarily by 2.5 points from the favorable net impact of mix and pricing. Improvements from pricing benefited in comparison to the prior-year period that included actions to flow excess inventory, as well as the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina), while mix negatively impacted gross margin due to higher growth in Fashion & Home. Gross margin also benefited by .4 points from lower supply chain costs driven by lower freight, primarily due to reduced usage of air freight;

•	a decline of 1.3 points from higher Representative and sales leader investment, primarily in Brazil to support new product launches;

•	a decline of 1.0 point driven by higher administrative expenses, primarily in Brazil due to increased legal expenses associated with labor and civil related matters;

•	a decline of .9 points from higher bad debt expense, primarily in Brazil;

•	a decline of .7 points from higher transportation costs, primarily in Argentina and Venezuela; and

•	various other insignificant items that partially offset the increase in operating margin and Adjusted operating margin.
Nine Months Ended September 30, 2013
Total revenue decreased 2% compared to the prior-year period due to the unfavorable impact from foreign exchange, including the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue grew 7%. The region's revenue was favorably impacted by approximately 1 point as a result of the aggregate of the tax credits recognized in the third quarter of 2013 and the initial realization of a government incentive that was recognized in the first quarter of 2013 associated with activity in prior years. As the government incentive is associated with excise taxes, which are recorded as a reduction to revenue, the benefit from that incentive is recognized as revenue. The region's Constant $ revenue growth was primarily due to higher average order, as well as an increase in Active Representatives. Average order benefited from an increase in units sold and pricing, including inflationary impacts, primarily in Argentina and Venezuela, and new Beauty product launches. Revenue in Mexico grew by 4% while revenue in Brazil and Venezuela declined by 1% and 19%, respectively, unfavorably impacted by foreign exchange. Constant $ revenue benefited from growth of 9% in Brazil, and 11% in Venezuela, while Constant $ revenue in Mexico was relatively unchanged.
Constant $ revenue in Brazil was favorably impacted by approximately 2 points due to the benefit of the aggregate of the VAT credits recognized in the third quarter of 2013 and the government incentive in the first quarter of 2013. Brazil's Constant $ revenue growth was primarily driven by an increase in Active Representatives, as well as higher average order which was primarily due to benefits from pricing, new Beauty product launches and continued strength in Fashion & Home. On a Constant $ basis, Brazil’s sales from Beauty products increased 4% and sales from Fashion & Home products increased 21% primarily due to more effective pricing and merchandising.
Constant $ revenue in Mexico was driven by an increase in Active Representatives which was offset by lower average order. Constant $ revenue growth in Venezuela was primarily due to higher average order, benefiting from the inflationary impact on pricing that was partially offset by a decrease in units sold. Higher average order was partially offset by a decrease in Active Representatives, which was impacted by continued economic and political instability as well as service issues. Revenue and operating profit in Venezuela was negatively impacted in 2013 by the Venezuelan currency devaluation discussed below. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 1.2 points due to the Venezuelan currency devaluation in conjunction with highly inflationary accounting as discussed further below. Operating margin benefited by .2 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 2.9 points on both a reported and Constant $ basis, primarily as a result of:

•
a benefit of .7 points associated with the aggregate of the VAT credits in Brazil recognized in the third quarter of 2013 and the government incentive in Brazil recognized in the first quarter of 2013, discussed above;

•
a benefit of 1.8 points due to higher gross margin caused primarily by 1.3 points from the favorable net impact of mix and pricing. Benefits from pricing include the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina), while mix negatively impacted gross margin due to higher growth in Fashion & Home. Gross margin also benefited by .5 points from lower supply chain costs driven by lower freight, primarily due to reduced usage of air freight. These items were partially offset by .5 points from the unfavorable impact of foreign exchange;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a benefit of 1.3 points from lower advertising costs, primarily due to higher spending on product launches in the prior-year period;

•	a decline of .7 points from lower Representative and sales leader investment, partially in Brazil to support new product launches; and

•	a decline of .5 points from higher transportation costs, primarily in Argentina and Venezuela.
Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2003, Avon Venezuela had been obtaining its foreign currency needs beyond the amounts that could be obtained at official rates through non-government sources where the exchange rates were less favorable than the official rate ("parallel market"). In late May 2010, the Venezuelan government took control over the previously freely-traded parallel market, by implementing a regulated ("SITME") market in early June 2010. The SITME market was eliminated in February 2013 in conjunction with the government's devaluation of its currency as described below. In March 2013, the government announced an auction-based foreign exchange system ("SICAD") that increases government control over the allocation of U.S. dollars in the country. The availability of U.S. dollars under the SICAD market for Avon has been limited to date.
We account for Venezuela as a highly inflationary economy. Effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of 32%. As a result of the change in the official rate to 6.30, we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at the U.S. historic dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2013 at a disproportionate rate as they will not be devalued based on the new exchange rates, but will be expensed at their U.S. historic dollar value. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, the first nine months of 2013 operating profit and net income were negatively impacted by $45, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. We expect an additional negative impact of approximately $5 to 2013 operating profit and net income due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30.
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
At September 30, 2013, we had a net asset position of $284 associated with our operations in Venezuela, which included cash balances of $143, of which approximately $142 was denominated in Bolívares remeasured at the September 30, 2013 official exchange rate of 6.30. Of the $284 net asset position, approximately $121 was associated with Bolívar-denominated monetary net assets and deferred income taxes. During the first nine months of 2013, Avon Venezuela represented approximately 4% of Avon’s consolidated revenue and 5% of Avon’s consolidated Adjusted operating profit. The costs associated with acquiring goods that required settlement in U.S. dollars included within Venezuela's operating profit were not significant during the three and nine months ended September 30, 2013, and were approximately $4 and $14, respectively, during the three and nine months ended September 30, 2012.
To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued by 50% as of September 30, 2013, or from the official rate of 6.3 to a rate of 12.6 Bolívares to the U.S. dollar, our results will be negatively impacted as follows:

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

•
We would likely incur an immediate charge of approximately $51 (approximately $39 in other expense, net and approximately $12 in income taxes) associated with the $121 of Bolívar-denominated monetary net assets and deferred income taxes.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Additionally, if an alternative source of exchange, which may include the SICAD market, were to become widely available at 12.6 Bolívares to the U.S. dollar, which would represent a 50% devaluation from the official exchange rate for the existing U.S. dollar-denominated liabilities, as of September 30, 2013, we would likely incur an immediate charge of approximately $5, and may also incur higher ongoing costs.
At September 30, 2013, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $54 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2012. We are currently unable to predict the likelihood of government approvals of these requests, or if approved, the estimated time for remittance.
In late 2011, the Argentine government introduced restrictive currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At September 30, 2013, we had a net asset position of $102 associated with our operations in Argentina. During the first nine months of 2013, Avon Argentina represented approximately 4% of Avon’s consolidated revenue, 9% of Avon's consolidated operating profit, and 7% of Avon’s consolidated Adjusted operating profit.
Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2013	2012	US$	Constant $	2013	2012	US$	Constant $
Total revenue	$619.2	$620.7	—%	2%	$2,030.7	$2,008.4	1%	3%
Operating profit	61.4	53.6	15%	16%	276.9	181.4	53%	58%
CTI restructuring	(.4)	(1.0)			12.5	11.7
Adjusted operating profit	$61.0	$52.6	16%	17%	$289.4	$193.1	50%	55%

Operating margin	9.9%	8.6%	1.3	1.2	13.6%	9.0%	4.6	4.7
CTI restructuring	(.1)	(.2)			.6	.6
Adjusted operating margin	9.9%	8.5%	1.4	1.3	14.3%	9.6%	4.7	4.7

Change in Active Representatives				(1)%				2%
Change in units sold				—%				3%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2013
Total revenue was relatively unchanged compared to the prior-year period as there was an unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 2% due to higher average order, which was partially offset by a decrease in Active Representatives. The region’s Constant $ revenue benefited from growth in South Africa but was offset by declines in Turkey, Russia, and the United Kingdom.
In Russia, revenue declined 4%, or 2% on a Constant $ basis, primarily due to lower average order, which was partially offset by an increase in Active Representatives. The average order in Russia was negatively impacted by product portfolio mix and merchandising execution. In the United Kingdom, revenue declined 4%, or 2% on a Constant $ basis, negatively impacted by a decrease in Active Representatives, which was partially due to high turnover among the zone managers in the field. This was partially offset by higher average order in the United Kingdom. In Turkey, revenue declined 13%, or 4% on a Constant $ basis, due to a decrease in Active Representatives, which was partially offset by higher average order. The decrease in Active Representatives in Turkey was a result of the comparison to the third quarter of 2012 which included field incentive programs that did not recur in the third quarter of 2013. In South Africa, revenue declined 1%, unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 21% due to higher average order largely driven by an increase in units sold, as well as an increase in Active Representatives. We have now passed the anniversary of when we implemented a tighter credit policy in the third quarter of 2012 in South Africa, which had resulted in reduced Active Representatives for the first half of 2013. While we expect fourth quarter revenue growth in South Africa, we do not anticipate the same rate of growth that we experienced in the third quarter of 2013.
Operating margin was negatively impacted by .2 points as compared to the prior-year period from a lower benefit of CTI restructuring. Adjusted operating margin increased 1.4 points, or 1.3 points on a Constant $ basis, primarily as a result of:

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
a benefit of .6 points from lower field compensation primarily driven by Turkey due to decreased incentives associated with incentive programs in 2012 that did not recur as they were less productive than anticipated;

•
a benefit of .5 points due to higher gross margin caused primarily by lower supply chain costs, largely due to lower material and overhead costs together with the benefits from productivity initiatives, including facility rationalization, partially offset by the unfavorable impact of foreign exchange;

•	a benefit of .5 points from lower net brochure costs, impacted by initiatives to reduce the cost of our brochures in various European markets; and

•	a decline of .6 points from higher advertising costs, primarily due to increased spending on new product launches and advertising campaigns.
Nine Months Ended September 30, 2013
Total revenue increased 1% compared to the prior-year period despite the unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 3% primarily due to an increase in Active Representatives, and to a lesser extent, higher average order. The region’s Constant $ revenue benefited from growth in South Africa, Russia, and Turkey. This growth was partially offset by a decline in the United Kingdom.
In Russia, revenue grew 2%, or 4% on a Constant $ basis, primarily due to an increase in Active Representatives as well as strong unit growth. In the United Kingdom, revenue declined 7%, or 5% on a Constant $ basis, negatively impacted by a decrease in Active Representatives, which was partially offset by higher average order. In Turkey, revenue declined 3%, negatively impacted by unfavorable foreign exchange. On a Constant $ basis, Turkey's revenue grew 1%, as higher average order was partially offset by a decrease in Active Representatives. In South Africa, revenue declined 6%, unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 11% primarily due to higher average order largely driven by an increase in units sold.
Operating margin increased 4.6 points, or 4.7 points on a Constant $ basis, and Adjusted operating margin increased 4.7 points on both a reported and Constant $ basis, primarily as a result of:

•
a benefit of 2.1 points due to higher gross margin caused primarily by lower supply chain costs, largely due to lower material and overhead costs together with the benefits from productivity initiatives, including facility rationalization. These items were partially offset by the unfavorable net impact of mix and pricing of .8 points as a result of discounts that contributed to unit growth and the unfavorable impact of foreign exchange;

•
a benefit of 1.3 points from lower bad debt expense partially due to a higher provision in the first quarter of 2012 to increase reserves for bad debts in South Africa as a result of growth in new territories, of which .7 points was an adjustment associated with prior periods. Bad debt expense was also favorably impacted by the change in estimate of the collection of our receivables which increased bad debt in the prior-year period that did not recur in 2013;

•
a benefit of .7 points from lower net brochure costs, impacted by initiatives to reduce the cost of our brochures in various European markets as well as .2 points attributable to an adjustment associated with prior periods in Poland in the second quarter of 2012;

•	a benefit of .4 points from a curtailment gain due to the freeze of the United Kingdom pension plan; and

•	a decline of .3 points from an impairment of a facility in the United Kingdom.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2013	2012	US$	Constant $	2013	2012	US$	Constant $
Total revenue	$328.6	$403.3	(19)%	(18)%	$1,087.4	$1,281.8	(15)%	(15)%
Operating loss	(32.7)	(8.8)	*	*	(53.5)	(5.4)	*	*
CTI restructuring	(.8)	1.3			10.3	11.5
Adjusted operating (loss) profit	$(33.5)	$(7.5)	*	*	$(43.2)	$6.1	*	*

Operating margin	(10.0)%	(2.2)%	(7.8)	(7.8)	(4.9)%	(.4)%	(4.5)	(4.5)
CTI restructuring	(.2)	.3			.9	.9
Adjusted operating margin	(10.2)%	(1.9)%	(8.3)	(8.4)	(4.0)%	.5%	(4.5)	(4.5)

Change in Active Representatives				(16)%				(14)%
Change in units sold				(15)%				(13)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
In the second quarter of 2013, Silpada was classified within discontinued operations. See Note 3, Discontinued Operations, to the consolidated financial statements included herein for further details. Accordingly, the amounts for North America exclude the results of Silpada for all periods presented.
Three Months Ended September 30, 2013
Total revenue decreased 19% compared to the prior-year period, or 18% on a Constant $ basis, primarily due to a decrease in Active Representatives. Active Representatives were negatively impacted by recruitment challenges. Sales from Beauty products declined 20%, on both a reported and Constant $ basis, driven primarily by skincare and fragrance. Sales from Fashion & Home products declined 16%, on both a reported and Constant $ basis.
Operating margin benefited by .5 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin declined 8.3 points, or 8.4 points on a Constant $ basis, primarily as a result of:

•
a decline of 6.0 points due to the net impact of declining revenue with respect to our fixed expenses, partially offset by lower expenses compared to the prior-year period primarily resulting from our cost savings initiatives, mainly reductions in headcount that were primarily associated with the $400M Cost Savings Initiative;

•
a decline of 2.3 points due to lower gross margin caused by the unfavorable impact of .8 points of actions to drive the sale of excess inventory, the unfavorable net impact of mix and pricing of .7 points driven by the underperformance of the Beauty business, and .4 points from higher supply chain costs, which includes the impact of lower unit volume;

•	a decline of 1.3 points due to the net impact of declining revenue and increased costs per unit as a result of lower volume with respect to our transportation expenses;

•	a benefit of 1.1 points from lower net brochure costs impacted by initiatives to reduce the cost of our brochures and the number of brochures printed as a result of lower Representative count; and

•	a benefit of .8 points from lower Representative and sales leader investment primarily due to lower commissions and reduced appointments of new Representatives.
In the third quarter of 2013, revenue in Canada was adversely impacted due to significant field disruptions as a result of the piloting of the SMT technology platform and associated business process changes initiated in the second quarter of 2013. SMT is a multi-year initiative to enhance the manner in which we service our Representatives. We continue to analyze the SMT pilot.
We continue to expect weak financial results within North America as we continue to address challenges in the field, including disruption from implementing the One Simple Sales Model in 2011 and 2012, and the overall consumer proposition. We are focused on restoring field health, improving our brochure and creating a sustainable cost base which may include additional restructuring actions.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2013
Total revenue decreased 15% on both a reported and Constant $ basis compared to the prior-year period, primarily due to a decrease in Active Representatives. Active Representatives were negatively impacted by recruitment challenges. Sales from Beauty products declined 17%, on both a reported and Constant $ basis, driven primarily by skincare. Sales from Fashion & Home products declined 13%, or 12% on a Constant $ basis.
Operating margin and Adjusted operating margin declined 4.5 points on both a reported and Constant $ basis, primarily as a result of:

•
a decline of 3.4 points due to the net impact of declining revenue with respect to our fixed expenses, partially offset by lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were primarily associated with the $400M Cost Savings Initiative;

•
a decline of 1.1 point due to lower gross margin caused partially by .4 points from higher supply chain costs, primarily as a result of .4 points that benefited the prior-year period for an adjustment associated with prior periods related to vendor liabilities, as well as higher obsolescence costs. These items were partially offset by manufacturing productivity savings. Gross margin was also impacted by the unfavorable net impact of mix and pricing of .3 points driven by the underperformance of the Beauty business. In addition, there were various other insignificant items that negatively impacted gross margin;

•	a decline of .7 points due to the net impact of declining revenue and increased costs per unit as a result of lower volume with respect to our transportation expenses; and

•	a benefit of .5 points from lower net brochure costs impacted by initiatives to reduce the cost of our brochures and the number of brochures printed as a result of lower Representative count.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2013	2012	US$	Constant $	2013	2012	US$	Constant $
Total revenue	$167.4	$215.7	(22)%	(19)%	$565.5	$655.8	(14)%	(13)%
Operating loss	(39.7)	(30.2)	(31)%	(22)%	(12.2)	(3.7)	*	*
CTI restructuring	.2	.4			1.1	5.2
Impairment charges	42.1	44.0			42.1	44.0
Adjusted operating profit	$2.6	$14.2	(82)%	(72)%	$31.0	$45.5	(32)%	(31)%

Operating margin	(23.7)%	(14.0)%	(9.7)	(7.1)	(2.2)%	(.6)%	(1.6)	(1.3)
CTI restructuring	.1	.2			.2	.8
Impairment charges	25.1	20.4			7.4	6.7
Adjusted operating margin	1.6%	6.6%	(5.0)	(4.3)	5.5%	6.9%	(1.4)	(1.5)

Change in Active Representatives(1)				(10)%				(8)%
Change in units sold				(24)%				(15)%
(1) Excludes China. See "Overview" in this MD&A for a discussion of the update to the definition of Change in Active Representatives and rationale for exclusion of China from the calculation of Active Representatives.
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2013
Total revenue declined 22% compared to the prior-year period, or 19% on a Constant $ basis, driven by the unfavorable results of our China operations and a decrease in Active Representatives in the other Asia Pacific markets. The region's revenue was also negatively impacted by approximately 1 point as a result of our decision to exit the South Korea and Vietnam markets. Revenue in the Philippines declined 9%, or 5% in Constant $, as ongoing operational challenges in that market contributed to the decrease in Active Representatives and a decline in unit sales. Revenue in China declined 67%, or 69% in Constant $, primarily due to declines in unit sales. We continue to have ongoing operational challenges in China and expect continued

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

weakness over the next several quarters. During the third quarter of 2013, we took actions intended to reduce inventory levels held by the beauty boutiques, which negatively impacted our sales to the beauty boutiques in China. Additionally, the number of beauty boutiques declined.
Operating margin was negatively impacted by 4.7 points as compared to the prior-year period due to the impacts of non-cash goodwill and intangible asset impairment charges associated with our China business. The non-cash goodwill and intangible assets impairment charge in the third quarter of 2013 was recorded based on our interim impairment analysis, which was completed as a result of the significant lowering of our long-term revenue and earnings projections for China and the decline in revenue performance in China in the third quarter of 2013, which was significantly in excess of our expectations. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for more information. Operating margin benefited by .1 point as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 5.0 points, or 4.3 points on a Constant $ basis, primarily as a result of:

•
a decline of 4.4 points due to the net impact of declining revenue with respect to our fixed expenses, partially offset by lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative;

•	a decline of .8 points from higher advertising costs, primarily due to the Philippines mainly driven by higher spending on new product launches;

•	a decline of .7 points from Representative and sales leader investment primarily due to the impact of declining revenue that exceeded lower spending in the Philippines;

•
a decline of .5 points due to lower gross margin caused primarily by the unfavorable net impact of mix and pricing of 1.2 points partially driven by the underperformance of skincare. This was partially offset by .4 points of lower supply chain costs, primarily driven by lower obsolescence costs and productivity initiatives that partially offset the impact of lower unit volume;

•	a benefit of .8 points from lower field compensation primarily driven by decreased incentives associated with declining revenue;

•	a benefit of .5 points from lower net brochure costs in part due to the Philippines which is primarily attributable to lower Representative count; and

•	various other insignificant items that partially offset the decrease in operating margin and Adjusted operating margin.
We continue to expect ongoing operational challenges in Asia Pacific. We are in the process of transitioning regional management.
Nine Months Ended September 30, 2013
Total revenue declined 14% compared to the prior-year period, or 13% on a Constant $ basis, driven by the unfavorable results of our China operations and a decrease in Active Representatives in the other Asia Pacific markets and lower average order. The region's revenue was also negatively impacted by approximately 1 point as a result of our decision to exit the South Korea and Vietnam markets. Revenue in the Philippines declined 3%, or 4% in Constant $, as ongoing operational challenges in that market contributed to the decrease in Active Representatives and a decline in unit sales. Revenue in China declined 40%, or 41% in Constant $, primarily due to declines in unit sales. We continue to have ongoing operational challenges in China. During the third quarter of 2013, we took actions intended to reduce inventory levels held by the beauty boutiques, which negatively impacted our sales to the beauty boutiques in China. Additionally, the number of beauty boutiques declined. The transition to a retail incentive model in China during the third quarter of 2012 also negatively impacted the region's Constant $ revenue.
Operating margin was negatively impacted by .7 points as compared to the prior-year period due to the impacts of non-cash goodwill and intangible asset impairment charges associated with our China business. The non-cash goodwill and intangible assets impairment charge in the third quarter of 2013 was recorded based on our interim impairment analysis, which was completed as a result of the significant lowering of our long-term revenue and earnings projections for China and the decline in revenue performance in China in the third quarter of 2013, which was significantly in excess of our expectations. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for more information. Operating margin benefited by .6 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 1.4 points, or 1.5 points on a Constant $ basis, primarily as a result of:

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
a decline of .8 points due to lower gross margin caused primarily by the unfavorable net impact of mix and pricing of .8 points partially driven by the underperformance of skincare, and .5 points of higher supply chain costs, primarily driven by higher material costs and the impact of lower unit volume that was partially offset by productivity initiatives;

•	a decline of .6 points from higher bad debt expense primarily due to the Philippines, of which .8 points was an adjustment associated with prior periods; and

•
In addition, lower administrative expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative was primarily offset by the impact of declining revenue and had an immaterial impact on operating margin and Adjusted operating margin.

Global Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Total global expenses	$152.1	$161.6	(6)%	$456.1	$515.2	(11)%
Allocated to segments	(109.6)	(115.4)	(5)%	(318.4)	(347.2)	(8)%
Net global expenses	$42.5	$46.2	(8)%	$137.7	$168.0	(18)%
CTI restructuring	.7	.8		2.4	26.8
FCPA accrual	—	—		12.0	—
Adjusted net global expenses	$41.8	$45.4	(8)%	$123.3	$141.2	(13)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2013
Total global expenses decreased compared to the prior-year period primarily due to lower professional and related fees associated with the FCPA investigations and compliance reviews as well as lower consulting fees, partially offset by higher expenses related to our SMT project. Amounts allocated to segments decreased compared to the prior-year period primarily due to the decrease in budgeted marketing and research and development costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements included herein, amounted to approximately $6 during the three months ended September 30, 2013, as compared to approximately $21 in the same period of 2012. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. These fees were not allocated to the segments.
Nine Months Ended September 30, 2013
Total global expenses decreased compared to the prior-year period primarily due to lower professional and related fees associated with the FCPA investigations and compliance reviews as well as lower costs to implement restructuring initiatives and lower consulting fees, partially offset by a $12 accrual for the offer of settlement relating to the FCPA investigations and higher expenses related to our SMT project. Amounts allocated to segments decreased compared to the prior-year period primarily due to the decrease in budgeted marketing and research and development costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements included herein, amounted to approximately $22 during the nine months ended September 30, 2013, as compared to approximately $75 in the same period of 2012. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. These fees were not allocated to the segments.
With respect to the global expenses discussion above, for the three and nine months ended September 30, 2013, please see "Risk Factors - In connection with the SEC and DOJ investigations of FCPA and related matters, in September 2013 the staff of the SEC proposed terms of potential settlement that included monetary penalties of a magnitude significantly greater than the offer we made in June 2013. Although we have not yet received proposed terms from the DOJ, if the DOJ’s offer is comparable to the SEC’s offer and if the Company were to enter into settlements with the SEC and the DOJ at such levels, we believe that the Company’s earnings, cash flows, liquidity, financial condition and ongoing business would be materially adversely impacted," contained in Part II, Item 1A below, and Note 6, Contingencies, to the consolidated financial statements included herein, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, commercial paper, borrowings under lines of credit, public offerings of notes, bank financings, and a private placement. At September 30, 2013, we had cash and cash equivalents totaling $808. As disclosed in "Segment Review - Latin America" in this MD&A, we held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $142 when translated at the official exchange rate at September 30, 2013. In February 2013, the Venezuelan government devalued its currency by approximately 32%. Currency restrictions enacted by the Venezuelan government have limited our ability to repatriate dividends and royalties from our Venezuelan operations. For more details with respect to these currency restrictions and the currency devaluation, see "Segment Review - Latin America" in this MD&A above, and for more information regarding risks with respect to these currency restrictions, see "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations," contained in our 2012 Form 10-K.
In March 2013, we entered into the revolving credit facility (as defined below under "Capital Resources - Revolving Credit Facility") and issued $1.5 billion aggregate principal amount of Notes (as defined below under "Capital Resources - Public Notes"), which improved our capital structure and extended the maturity profile of our long-term debt. The proceeds from the Notes were used to repay existing debt.
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

Cash Flows
Net Cash Provided by Operating Activities
During the first nine months of 2013, operating activities provided $96.3 of cash as compared to $207.8 during the first nine months of 2012. Operating cash flow during the first nine months of 2013 was unfavorably impacted by the make-whole premiums of approximately $90 paid in connection with the prepayment of the Private Notes and the 2014 Notes, higher payments for employee incentive compensation and restructuring, and a $25 contribution to the United Kingdom pension plan in 2013 as a result of our decision to freeze the plan. In addition, the timing of accounts payable and interest payments also unfavorably impacted operating cash flow during the first nine months of 2013. Partially offsetting these unfavorable impacts was improved operating profit.

Net Cash Used by Investing Activities
Net cash used by investing activities during the first nine months of 2013 was $1.4 lower than during the first nine months of 2012, primarily due to lower capital expenditures. Capital expenditures for the full year 2013 are estimated to be approximately $200 and are expected to be funded by cash from operations.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Net Cash Used by Financing Activities
Net cash used by financing activities was $380.4 during the first nine months of 2013 compared to $261.8 during the first nine months of 2012 primarily due to the prepayment of $535.0 principal amount of the Private Notes, the prepayment of $500.0 principal amount of the 2014 Notes, the repayment of $497.5 of the outstanding principal amount of the term loan agreement, and the scheduled repayment of $250.0 principal amount of the 4.80% Notes. This was partially offset by proceeds of $1.5 billion related to issuance of the Notes in the first quarter of 2013 as compared to proceeds of $550.0 related to borrowings under our term loan agreement in 2012, as well as higher issuances of commercial paper and lower dividend payments in 2013. See Note 14, Debt, to the consolidated financial statements included herein. In addition, in the first nine months of 2013 we had proceeds of $88.1 related to the termination of interest-rate swap agreements designated as fair value hedges, compared to $43.6 in the first nine months of 2012. See Note 13, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein for further details.
As part of an overall review of our capital structure, on November 1, 2012, we announced a decrease in the quarterly dividend to $.06 per share for the fourth-quarter dividend paid in December 2012. We maintained the dividend of $.06 for the first, second, and third quarters of 2013. During the first, second, and third quarters of 2012, our dividend payments were $.23 per share.

Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below under "Commercial Paper Program," the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of September 30, 2013, there were no amounts outstanding under the revolving credit facility.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily related to (i) adding a provision whereby the lenders may, at our election, decide to decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below under "Debt Covenants"). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below under "Public Notes"), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. At September 30, 2013, the outstanding principal balance under the term loan agreement was $52.5.
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
Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The debt agreements also

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

contain covenants that limit Avon's subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 4:1 at the end of the fiscal quarter ended September 30, 2013, 3.75:1 at the end of each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of September 30, 2013, and based on then applicable interest rates, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $4.9 at September 30, 2013), could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended September 30, 2013.
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
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes and 2014 Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. At September 30, 2013, there was $4.9 of outstanding commercial paper under this program. Beginning in 2012 and continuing into 2013, the demand for our commercial paper declined, partially impacted by the rating agency action described below.
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

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
We previously used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. At December 31, 2012, we held interest-rate swap agreements that effectively converted approximately 62% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. As of September 30, 2013, all interest-rate swap agreements have been terminated. Our total exposure to floating interest rates was approximately 9% at September 30, 2013, and 69% at December 31, 2012.
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

•	the possibility of business disruption in connection with our stabilization strategies, cost savings initiative, multi-year restructuring programs, SMT or other initiatives;

•
our ability to reverse declining margins and net income, particularly in North America, and to achieve profitable growth, particularly in our largest markets such as Brazil and developing and emerging markets such as Mexico and Russia;

•
our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
our ability to reverse declines in Active Representatives, to implement our sales Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance branding and the Representative and consumer experience and increase Representative productivity through field activation programs and technology tools and enablers, execution of SMT and other investments in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;

•	general economic and business conditions in our markets, including social, economic and political uncertainties in the international markets in our portfolio;

•
the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy and the devaluation of its currency, foreign exchange restrictions, particularly currency restrictions in Venezuela and Argentina, and the potential effect of such factors on our business, results of operations and financial condition;

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

•
the impact of changes in tax rates on the value of our deferred tax assets, and declining earnings, including the amount of any domestic source loss and the type, jurisdiction and timing of any foreign source income, on our ability to realize foreign tax credits in the U.S.;

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
Additional information identifying such factors is contained in Item 1A of our 2012 Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, and annual, quarterly and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2012 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

ITEM 1A. RISK FACTORS
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our 2012 Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. Except for the replacement of the risk factor captioned "In connection with our internal investigation and compliance reviews focused on compliance with the FCPA and related U.S. and foreign laws, and related discussions with the SEC and the DOJ regarding resolving their investigations of these matters, we accrued $12 million for our offer of settlement. Based on our most recent discussions with the SEC and the DOJ, we believe it is probable that we will incur a loss upon settlement that is higher than our $12 million offer. We are unable to reasonably estimate the amount of any additional loss above the amount accrued to date; however, it is reasonably possible that such additional loss will be material,” with the risk factor set forth below, there has been no material change in our risk factors from those previously discussed in that Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.
In connection with the SEC and DOJ investigations of FCPA and related matters, in September 2013 the staff of the SEC proposed terms of potential settlement that included monetary penalties of a magnitude significantly greater than the offer we made in June 2013. Although we have not yet received proposed terms from the DOJ, if the DOJ’s offer is comparable to the SEC’s offer and if the Company were to enter into settlements with the SEC and the DOJ at such levels, we believe that the Company’s earnings, cash flows, liquidity, financial condition and ongoing business would be materially adversely impacted.
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
As previously reported in October 2008, we voluntarily contacted the SEC and the DOJ to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. As previously reported in August 2012, we are in discussions with the SEC and the DOJ regarding resolving the government investigations. Our factual presentations as part of these discussions are substantially complete. As previously reported in our Quarterly Report on Form 10-Q for the period ending June 30, 2013, we made an offer of settlement to the DOJ and the SEC that, among other terms, would have included payment of monetary penalties of approximately $12. Although our offer was rejected by the DOJ and the staff of the SEC, we accrued the amount of our offer in the second quarter of 2013.
In September 2013, the staff of the SEC proposed terms of potential settlement that included monetary penalties of a magnitude significantly greater than our earlier offer. We disagree with the SEC staff's assumptions and the methodology used in its calculations and believe that monetary penalties at the level proposed by the SEC staff are not warranted. We anticipate that the DOJ also will propose terms of potential settlement, although they have not yet done so and we are unable to predict the timing or terms of any such proposal. If the DOJ’s offer is comparable to the SEC’s offer and if the Company were to enter into settlements with the SEC and the DOJ at such levels, we believe that the Company’s earnings, cash flows, liquidity, financial condition and ongoing business would be materially adversely impacted.
Although we are working to resolve the government investigations through settlement, our discussions are at early stages and at this point we do not know if those efforts will be successful and, if they are, what the timing or terms of any such settlements would be. We expect any such settlements will include civil and/or criminal fines and penalties, and may also include non-

monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlements with the SEC and the DOJ. If we are able to reach settlements with the SEC and the DOJ, the Company believes that such settlements are likely to include monetary penalties that would be material to its earnings and cash flows in the relevant fiscal period and could, depending on the amounts of the settlements, materially adversely impact the Company’s liquidity, financial condition and ongoing business.
There can be no assurance that our efforts to reach settlements with the government will be successful. If we do not reach settlements with the SEC and/or the DOJ, we cannot predict the outcome of any subsequent litigation with the government but such litigation could have a material adverse effect on our earnings, cash flow, liquidity, financial condition and ongoing business.
We have not recorded an additional accrual beyond the amount recorded in the second quarter of 2013 because at this time, in light of the early stages of our discussions of possible settlement terms with the government, the magnitude of the difference between our offer and the amount proposed by the SEC and the absence of a proposal from the DOJ, and our inability to predict whether we will be able to reach settlements with the government, we cannot reasonably estimate the amount of additional loss above the amount accrued to date.
Until these matters are resolved, either through settlement or litigation, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations. Furthermore, under certain circumstances, we may also be required to advance and/or reimburse significant professional fees and expenses to certain current and former Company employees in connection with these matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2013.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/13	2,191	(1)	$23.04	*	*
8/1 - 8/31/13	15,909	(1)	22.23	*	*
9/1 - 9/30/13	1,189	(1)	19.02	*	*
Total	19,289		$22.12	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	These shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	October 31, 2013	/s/ Robert Loughran
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