Form 10-K
period 2013-12-31
AVON PRODUCTS INC
filed 2014-02-26
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2013 (the last business day of our most recently completed second quarter) was $9.1 billion.
The number of shares of Common Stock (par value $.25) outstanding at January 31, 2014, was 433,955,008
 _________________________
Documents Incorporated by Reference
Part III - Portions of the registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our stabilization strategies, cost savings initiatives, multi-year restructuring programs and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of currency devaluations and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances, acquisitions or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

•
our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and realize the projected benefits (in the amounts and time schedules we expect) from, our stabilization strategies, cost savings initiatives, multi-year restructuring programs and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;

•	the possibility of business disruption in connection with our stabilization strategies, cost savings initiatives, multi-year restructuring programs, or other initiatives;

•
our ability to reverse declining revenue, margins and net income, particularly in North America, and to achieve profitable growth, particularly in our largest markets such as Brazil and developing and emerging markets such as Mexico and Russia;

•
our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
our ability to reverse declines in Active Representatives, to implement our sales Leadership program globally, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance branding and the Representative and consumer experience and increase Representative productivity through field activation programs and technology tools and enablers, to invest in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;

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

•
any developments in or consequences of investigations and compliance reviews, and any litigation related thereto, including the ongoing investigations and compliance reviews of Foreign Corrupt Practices Act ("FCPA") and related United States ("U.S.") and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation, including our ability to reach settlements with the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") with regard to the ongoing FCPA investigations or, if we are able to reach settlements, the timing or terms of such settlements, or if we are unable to reach settlements, the outcome of any subsequent litigation with the government which could have a material adverse effect;

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

•
the impact of the adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to attract and retain key personnel;

•
other sudden disruption in business operations beyond our control as a result of events such as acts of terrorism or war, natural disasters, pandemic situations, large-scale power outages and similar events;

•	key information technology systems, process or site outages and disruptions;

•	the risk of product or ingredient shortages resulting from our concentration of sourcing in fewer suppliers;

•	the impact of any significant restructuring charges or significant legal or regulatory settlements on our ability to comply with certain covenants in our debt instruments;

•	any changes to our credit ratings and the impact of such changes on our financing costs, rates, terms, debt service obligations, access to lending sources and working capital needs;

•	the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates;

•	the impact of possible pension funding obligations, increased pension expense and any changes in pension regulations or interpretations thereof on our cash flow and results of operations;

•
our ability to successfully identify new business opportunities, strategic alliances and strategic alternatives and identify and analyze alliance and acquisition candidates, secure financing on favorable terms and negotiate and consummate alliances and acquisitions, as well as to successfully integrate or manage any acquired business;

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights; and

•	the risk of an adverse outcome in any material pending and future litigations or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our 2013 Form 10-K for the year ended December 31, 2013. We undertake no obligation to update any such forward-looking statements.

PART I
ITEM 1. BUSINESS
(U.S. dollars in millions, except per share data)
When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
General
We are a global manufacturer and marketer of beauty and related products. We commenced operations in 1886 and were incorporated in the State of New York on January 27, 1916. We conduct our business in the highly competitive beauty industry and compete against other consumer packaged goods ("CPG") and direct-selling companies to create, manufacture and market beauty and non-beauty-related products. Our product categories are Beauty and Fashion & Home. Beauty consists of color, fragrance, skincare and personal care. Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products.
Our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Financial information relating to our reportable segments is included in "Segment Review" within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A", on pages 22 through 50 of this 2013 Annual Report on Form 10-K, which we refer to in this report as our "2013 Annual Report", and in Note 13, Segment Information, to the Consolidated Financial Statements on pages F-41 through F-43 of our 2013 Annual Report. We refer to each of the Notes to the Consolidated Financial Statements in this 2013 Annual Report as a "Note". Information about geographic areas is included in Note 13, Segment Information on pages F-41 through F-43 of our 2013 Annual Report.
In 2012, we outlined initial steps toward achieving a cost-savings target of $400 before taxes by the end of 2015. In connection with this cost-savings target, in 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin by 2016. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the restructuring or closure of certain smaller, under-performing markets, including our exit from the South Korea, Vietnam and Republic of Ireland markets. Additional information regarding our initiatives is included in "Overview" within MD&A on pages 22 through 23, and in Note 15, Restructuring Initiatives on pages F-43 through F-47 of our 2013 Annual Report.
In July 2013, we completed the sale of our Silpada business ("Silpada") for $85, plus an earn-out of up to $15 if Silpada achieves specific earnings targets over two years. Unless otherwise indicated, our MD&A and 2013 Annual Report relate solely to the discussion of our continuing operations. See Note 3, Discontinued Operations on pages F-15 through F-17 of our 2013 Annual Report for more information.
Distribution
We presently have sales operations in 62 countries and territories, including the United States ("U.S."), and distribute our products in 43 other countries and territories. Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by more than 6 million active independent Representatives. Representatives are independent contractors and not our employees. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets, for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.
A Representative contacts customers directly, selling primarily through our brochure, which highlights new products and special promotions for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is usually generated every two weeks in the U.S. and every two to four weeks for most markets outside the U.S. Generally, the Representative forwards an order for a campaign to us using the Internet, mail, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for her or his own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.

We employ certain web enabled systems to increase Representative support, which allow a Representative to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with us. In addition, in the U.S. and certain other markets, Representatives can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets.
In some markets, we use decentralized branches, satellite stores and independent retail operations (e.g., beauty boutiques) to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for us with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license our beauty centers and other retail-oriented and direct-to-consumer opportunities to reach new customers in complementary ways to direct selling. In the U.S. and certain other markets, we also market our products through consumer websites (e.g., www.avon.com in the U.S.).
The recruiting or appointing and training of Representatives are the primary responsibilities of district sales managers, zone managers and independent leaders. Depending on the market and the responsibilities of the role, some of these individuals are our employees and some are independent contractors. Those who are employees are paid a salary and an incentive based primarily on the achievement of a sales objective in their district. Those who are independent contractors are rewarded primarily based on total sales achieved in their zones or downline team of recruited, trained and managed Representatives. Personal contacts, including recommendations from current Representatives (including the Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The Leadership program is a multi-level compensation program which gives Representatives, known as independent leaders, the opportunity to earn discounts on their own sales of our products, as well as commissions based on the net sales made by Representatives they have recruited and trained. This program generally limits the number of levels on which commissions can be earned to three. The primary responsibilities of independent leaders are the prospecting, appointing, training and development of their downline Representatives while maintaining a certain level of their own sales. Development of the Leadership program throughout the world is one part of our long-term growth strategy. As described above, the Representative is the "store" through which we primarily sell our products and, given the high rate of turnover among Representatives (a common characteristic of direct selling), it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business.
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
Promotion and Marketing
Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television advertising and print advertising can be used. In addition, we seek to motivate our Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the district sales or zone managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.
A number of merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, and the promotion of products packaged as gift items. In general, for each sales campaign, a distinctive brochure is published, in which new products are introduced and selected items are offered as special promotions or are given particular prominence in the brochure. A key priority for our merchandising is to continue the use of pricing and promotional models and tools to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.
From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special promotions or other special price offers. We expect our pricing flexibility and broad product lines to mitigate the effect of these regulations.

Competitive Conditions
We face competition from various products and product lines both domestically and internationally. The beauty and beauty-related products industry is highly competitive and the number of competitors and degree of competition that we face in this industry varies widely from country to country. Worldwide, we compete against products sold to consumers in a number of distribution methods, including by other direct-selling companies, through the Internet, and against products sold through the mass market and prestige retail channels.
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
Within the broader CPG industry, we principally compete against large and well-known cosmetics (color), fragrance, skincare and personal care companies that manufacture and sell broad product lines through various types of retail establishments and other channels, including through the Internet. In addition, we compete against many other companies that manufacture and sell more narrow beauty product lines sold through retail establishments and other channels, including through the Internet.
We also have many global branded and private label competitors in the accessories, apparel, housewares, and gift and decorative products industries, including retail establishments, principally department stores, mass merchandisers, gift shops and specialty retailers. Our principal competition in the fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through department stores, mass merchandisers and specialty retailers.
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
International Operations
Our international operations are conducted primarily through subsidiaries in 61 countries and territories outside of the U.S. In addition to these countries and territories, our products are distributed in 43 other countries and territories.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions, the ability to procure products and unfavorable social, economic and political conditions.
See the sections "Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks" and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" in Item 1A on pages 8 through 17 of our 2013 Annual Report for more information.
Manufacturing
We manufacture and package the majority of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased for our Beauty products from various suppliers. Most of our Fashion & Home products are purchased from various third-party suppliers. Additionally, we design the brochures that are used by the Representatives to sell our products. The loss of any one supplier would not have a material impact on our ability to source raw materials for our Beauty products or source products for our Fashion & Home categories or paper for the brochures.
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
See Item 2, Properties, on pages 17 through 18 of our 2013 Annual Report for additional information regarding the location of our principal manufacturing facilities.

Product Categories
Each of our product categories individually account for 10% or more of consolidated net sales in 2013. The following is the percentage of net sales by product category for the years ended December 31:

	2013	2012	2011
Beauty	73%	73%	74%
Fashion	17%	17%	17%
Home	10%	10%	9%
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
Seasonal Nature of Business
Our sales and earnings are typically affected by seasonal variations, a characteristic of many companies selling beauty, gift and decorative products, apparel and fashion jewelry. For instance, our sales are generally highest during the fourth quarter due to seasonal and holiday-related patterns. However, the sales volume of holiday gift items is, by its nature, difficult to forecast, and taken as a whole, seasonality does not have a material impact on our financial results.
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
Our global R&D facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have an R&D facility located in Shanghai, China and satellite R&D operations located in Argentina, Brazil, China, Mexico, Poland and South Africa.
In 2013, our most significant product launches included: Anew Clinical Skinvincible/E-Defense Deep Recovery Cream and Multi-Shield Lotion (SPF 50), Anew Clinical Absolute Even Multi-Tone Skin Corrector, Solutions Cellu-Break Double Action Anti-cellulite Lotion, Clearskin Liquid Extraction Strip, Mega Effects Mascara, Super Extend Infinitize Mascara, Ultra Color Lipstick, Totally Kissable Lipstick, True Color Eyeshadows, Advance Techniques Hair Strengthen and Protect Collection, Skin So Soft Endless Touch Body Moisturizing Collection (Aroma + Therapy in North America), Elite Gentleman (Avon Alpha in Latin America) Fragrance, Only Imagine Fragrance, Ultra Sexy Fragrance and Avon Instinct for Her & for Him Fragrances.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $67.2 in 2013, $73.3 in 2012 and $75.7 in 2011. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect on our financial position, capital expenditures or competitive position.
Employees
At December 31, 2013, we employed approximately 36,700 employees. Of these, approximately 4,300 were employed in the U.S. and approximately 32,400 were employed in other countries.
Website Access to Reports
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2013, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Conduct. Copies of these SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 777 Third Avenue, New York, N.Y. 10017-1307, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings, including reports, proxy and information statements, and other information regarding the Company are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.

ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2013 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
Our success depends on our ability to improve our financial and operational performance and execute fully our global business strategy.
Our ability to improve our financial and operational performance and implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•
implement our stabilization strategies, cost savings initiatives, multi-year restructuring programs and other initiatives, and achieve anticipated savings and benefits from such programs and initiatives;

•	reverse declines in our top line performance and market share, and strengthen our brand image;

•
reduce costs, particularly selling, general and administrative ("SG&A") expenses, and reinvest certain of those savings effectively in consumer-oriented investments and other aspects of our business, while effectively managing our cost base;

•	improve our business in North America, including through improving field health, improving our brochure and creating a sustainable cost base;

•	implement appropriate product mix and pricing strategies that are more aligned with the preferences of local markets and achieve anticipated benefits from these strategies;

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

•
secure financing at attractive rates, maintain appropriate capital investment, capital structure and cash flow levels to fund, among other things, cash dividends, and implement cash management, tax, foreign currency hedging and risk management strategies;

•
reverse declines in Active Representatives and Representative satisfaction by successfully reducing campaign complexity, implementing our Leadership program globally, enhancing the Representative experience and earnings potential and improving our brand image;

•	increase the productivity of Representatives through successful implementation of field activation programs and technology tools and enablers and other investments in the direct-selling channel;

•	improve management of our businesses in developing markets, including improving local information technology resources and management of local supply chains;

•
increase the number of consumers served per Representative and their engagement online, as well as to reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as acquisitions, joint ventures and alliances with other companies;

•
comply with certain covenants in our debt instruments as a result of the impact of any significant restructuring charges or significant legal or regulatory settlements, obtain necessary waivers from compliance with, or necessary amendments to, such covenants, and address the impact any non-compliance with such covenants may have on our ability to secure financing; and

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
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $119.1 million before taxes, of which $68.4 million before taxes was recorded in 2013. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $140 million to $150 million before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $20 million to $30 million before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $165 million to $170 million (both before taxes). See Note 15, Restructuring Initiatives on pages F-43 through F-47 of our 2013 Annual Report for details of the costs of the restructuring initiatives.
We may not realize anticipated savings or benefits from one or more initiatives arising under our $400M Cost Savings Initiative, restructuring programs or other cost-savings initiatives in full or in part or within the time periods we expect. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated savings or benefits. If we are unable to realize these savings or benefits, our ability to continue to fund other initiatives may be adversely affected. In addition, our plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not we realize these savings and benefits. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our $400M Cost Savings Initiative, restructuring programs or other cost-savings initiatives. Failure to realize anticipated savings or benefits from our $400M Cost Savings Initiative, restructuring programs or other cost-savings initiatives could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
There can be no assurance that we will be able to reverse declining revenue, margins and net income and achieve profitable growth.
There can be no assurance that we will be able to reverse declining revenue, margins and net income, particularly in North America where we experienced continued deteriorating results in 2013, and to achieve profitable growth in the future, particularly in our largest markets, such as Brazil and in developing and emerging markets, such as Mexico and Russia. Our revenue in 2013 was $9,955.0 million, compared with $10,561.4 million in 2012 and $11,099.5 million in 2011. Although our gross margin in 2013 improved to 62.1% compared with 61.2% in 2012, this declined from 63.4% in 2011. Our operating margin in 2013 was 4.3%, compared with 5.0% in 2012 and 9.8% in 2011. In 2013, we had a loss from continuing operations, net of tax of $1.0 million, compared with income from continuing operations, net of tax of $93.3 million and $675.6 million in 2012 and 2011, respectively. Reversing these trends will depend on our ability to improve financial and operational performance and execution of our global business strategy. There can be no assurance that we will be able to achieve these goals.
To reverse these trends in revenue, margins and net income and to achieve profitable growth, we also need to successfully implement certain initiatives including our restructuring and cost-savings initiatives, and there can no assurance that we will be able to do so. Our achievement of profitable growth is also subject to the strengths and weaknesses of our individual markets, including our international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn, recession, cost or wage inflation, commodity cost pressures, economic or political instability, competitive pressures or other market pressures in one or more particular regions.
Failure to reverse declining revenue, margins and net income and to achieve profitable growth could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our business is conducted worldwide primarily in one channel, direct selling.
Our business is conducted worldwide, primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through more than 6 million active independent Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis, create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement initiatives in the channel, advance the digital opportunity, improve our brochure and product offerings and improve our marketing and advertising, among other things, and there can be no assurance that we will be able to achieve these objectives. Additionally, consumer purchasing habits, including reducing purchases of beauty and related products generally, or reducing purchases from Representatives or buying beauty and related products in channels other than in direct selling, such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Additionally, if we lose market share in the direct-selling channel, our business, prospects, financial condition, liquidity, results of operations and cash flows may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations.
We operate globally, through operations in various locations around the world, and derive approximately 88% of our consolidated revenue from our operations outside of the U.S.
One risk associated with our international operations is that the functional currency for most of our international operations is their local currency. The primary currencies for which we have significant exposures include the Argentine peso, Brazilian real, British pound, Canadian dollar, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South Africa rand, Turkish lira, Ukranian hryvna and Venezuelan bolívar. As a result, movements in exchange rates, particularly in emerging markets, may have a significant impact on our business, assets, financial condition, liquidity, results of operations and cash flows. For example, in 2013, our revenues declined 6% compared with 2012 partially due to unfavorable foreign exchange, and declined 1% on a Constant $ basis. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
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
Inflation is another risk associated with our international operations. For example, Venezuela has been designated as a highly inflationary economy, and in February 2013 the Venezuelan government devalued its currency for the second time since January 1, 2010. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. Given Venezuela’s designation as a highly inflationary economy, and the potential for a future devaluation, our revenue, operating profit and net (loss) income could be negatively impacted further. See "Segment Review - Latin America" within MD&A on pages 37 through 39 of our 2013 Annual Report for additional information regarding Venezuela. In addition, there can be no assurance that other countries in which we operate, such as Argentina, will not also become highly inflationary and that our revenue, operating profit and net (loss) income will not be adversely impacted as a result.
We are engaged in ongoing settlement discussions with the DOJ and the staff of the SEC related to their investigations of FCPA and related matters. Based on these discussions, including the level of monetary payments being discussed, we recorded an aggregate accrual for these matters of $89 million during the year ended December 31, 2013, and we estimate the total aggregate amount of any potential settlements with the government could exceed this accrual by up to approximately $43 million. Although we are working to resolve these investigations through settlement, there can be no assurance that our efforts to reach settlements will be successful or, if they are, what the timing or terms of any such settlements would be.

We have substantially completed our internal investigation and compliance reviews regarding the Foreign Corrupt Practices Act ("FCPA") and related U.S. and foreign laws in China and additional countries. We have conducted these compliance reviews in a number of countries selected to represent each of the Company's international geographic segments. The internal investigation and compliance reviews have focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third-party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. In connection with the internal investigation and compliance reviews, certain personnel actions, including termination of employment of certain senior members of management, have been taken, and additional personnel actions may be taken in the future. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third-party due diligence program and other compliance-related resources.
As previously reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. We also have made factual presentations which are now substantially complete.
As previously reported in our Quarterly Report on Form 10-Q for the period ending June 30, 2013, in June 2013 we made an offer of settlement to the DOJ and the SEC that, among other terms, would have included payment of monetary penalties of approximately $12 million. Although our offer was rejected by the DOJ and the staff of the SEC, we accrued the amount of our offer in the second quarter of 2013.
Our settlement negotiations with the DOJ and the staff of the SEC have continued. In the fourth quarter of 2013, based on the status of our current negotiations, including the levels of monetary payments being discussed, we recorded an additional accrual of $77 million, resulting in an aggregate accrual for these matters of $89 million at December 31, 2013. Based on the status of our current negotiations with the DOJ and the staff of the SEC, we estimate the total aggregate amount of any potential settlements with the government could exceed this accrual by up to approximately $43 million. While it is reasonably possible that the aggregate monetary payments in any settlements will exceed $89 million, there is no amount within the estimated potential settlement range that we consider to be a better estimate than any other amount; therefore, we have accrued the estimated minimum amount of probable loss in connection with the potential settlements of these matters or $89 million ($77 million during the fourth quarter of 2013 and $12 million during the second quarter of 2013).
Although we are working to resolve the government investigations through settlement, there can be no assurance that our efforts to reach settlements with the government will be successful or, if they are, what the timing or terms of any such settlements would be. We expect any such settlements will include civil and/or criminal fines and penalties, and may also include non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlements with the DOJ and/or the SEC. If we do not reach settlements with the DOJ and/or the SEC, we cannot predict the outcome of any subsequent litigation with the government but such litigation could have a material adverse effect.
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
A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or current global macro-economic instability, could adversely affect our business, our access to liquidity and capital, and our credit ratings. Recent global economic events over the past few years, including unemployment levels, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. In addition, as mentioned above, our business is conducted primarily in the direct-selling channel. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by such economic, operational or business challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources and credit ratings, including our ability to access short-term financing, raise additional capital and maintain credit lines and offshore cash balances. Avon's long-term credit ratings are Baa3 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB (Negative Outlook) with Fitch, which is below investment grade. Additional rating agency reviews could result in a further change in outlook or downgrade, which could limit our access to new financing, particularly short-term financing, on favorable terms; reduce our flexibility with respect to working capital needs; and adversely affect the market price of some or all of our outstanding debt securities. See Note 5, Debt and Other Financing on pages F-18 through F-21 of our 2013 Annual Report for details about the terms of our existing debt and other financing arrangements.
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2014 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and weakness in housing, among other things.
In addition, sudden disruptions in business conditions and consumer spending may result from acts of terror, natural disasters, adverse weather conditions, such as the significant typhoon which impacted the Philippines, and pandemic situations or large scale power outages, none of which are under our control.
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
We are also subject to the adoption, interpretation and enforcement by governmental agencies in the U.S. (including on federal, state and local levels) and abroad of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, competition, manufacturing, license and permit requirements, import and export license requirements, privacy and data protection laws, anti-corruption laws, environmental laws, records and information management, e-invoicing, tariffs and taxes, laws relating to the sourcing of "conflict minerals", health care reform requirements such as the Patient Protection and Affordable Healthcare Act, and regulation of our brochures, product claims or ingredients, which may require us to adjust our operations and systems in certain markets where we do business. For example, we are subject to government review of our brochures in Venezuela. Another example is privacy and data protection laws which are subject to frequently changing rules and regulations, and which may vary among the various jurisdictions where we operate. If we are unable to adhere to or successfully implement processes in response to changing regulatory requirements, our business and/or reputation may be adversely affected. We cannot predict with certainty the outcome or the impact that pending or future legislative and regulatory changes may have on our business in the future.
We face intense competition and can make no assurances about our ability to overcome our competitive challenges.
We face intense competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers in a number of distribution methods, including by other direct-selling companies, through the Internet, and against products sold through the mass market and prestige retail channels. We also face increasing competition in our developing and emerging markets, particularly Brazil.
Within the direct-selling channel, we compete on a regional, and often country-by-country, basis with our direct-selling competitors. There are also a number of direct-selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. Unlike most other beauty companies, we compete within a distinct business model where providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical consumer packaged goods ("CPG") company which operates within a broad-based consumer pool, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.
Direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or "better deal" than that offered by the competition. Representatives are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as "field incentives" in the direct-selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the better payback. As one of the largest and oldest beauty direct sellers globally, Avon's business model and strategies are often highly sought after, particularly by smaller and more nimble competitors who seek to capitalize on our investment and experience. As a result, we are subject to significant competition for the recruitment of Representatives from other direct-selling or network marketing organizations. It is therefore continually necessary to innovate and enhance our direct-selling and service model as well as to recruit and retain new Representatives. If we are unable to do so, our business will be adversely affected.
Within the broader CPG industry, we principally compete against large and well-known cosmetics (color), fragrance, skincare and personal care companies that manufacture and sell broad product lines through various types of retail establishments and other channels, including through the Internet. In addition, we compete against many other companies that manufacture and sell more narrow beauty product lines sold through retail establishments and other channels, including through the Internet. This industry is highly competitive, and some of our principal competitors in the CPG industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer. We also have many highly competitive global branded and private label competitors in the accessories, apparel, housewares, and gift and decorative products industries, including retail establishments, principally department stores, mass merchandisers, gift shops and specialty retailers. Our principal competition in the highly competitive fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through department stores, mass merchandisers and specialty retailers.
The number of competitors and degree of competition that we face in the beauty and related products industry varies widely from country to country. If our advertising, promotional, merchandising or other marketing strategies are not successful, if we are unable to improve our product mix and offer new products that represent technological breakthroughs and are aligned with local preferences, if we do not successfully manage the timing of new product introductions or the profitability of these efforts, if we are unable to improve the Representative experience, or if for other reasons our Representatives or end customers perceive competitors' products as having greater appeal, then our sales and results of operations will be adversely affected.
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
We employ information technology systems to support our business, including systems to support financial reporting, web-based tools, an ERP system which we are implementing on a worldwide basis, and an internal communication and data transfer network. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection and invoicing systems and on-line training, and utilize third-party service providers. We have Internet sites in many of our markets, including business-to-business websites to support Representatives. We have undertaken initiatives to increase our reliance on employing information technology systems to enable our Representatives, as well as initiatives as part of our multi-year restructuring programs, to outsource certain services, including global human resources information technology systems and other information technology processes.
Any of these systems may be susceptible to outages or disruptions due to the complex landscape of localized applications and architectures as well as incidents due to legacy or unintegrated systems or both, fire, floods, power loss, telecommunications failures, terrorist attacks, cyber security breaches, break-ins, corruption and similar events beyond our control. There may be other challenges and risks as we upgrade, modernize, and standardize our information technology systems on a worldwide basis. For example, Service Model Transformation ("SMT") was a global program initiated in 2009 to improve the Company's order management system and enable changes to the way Representatives interact with the Company. SMT was piloted in Canada during 2013, and caused significant business disruption in that market. We decided to halt further roll-out of SMT in the fourth quarter of 2013. In addition, in the third quarter of 2011, we experienced challenges in implementing an ERP system in Brazil which impacted service levels, which in turn negatively impacted average order and Active Representative and revenue growth during 2011.
Despite our network/ cyber security measures and our efforts to protect the security of personal information about our employees and independent sales Representatives, our systems may also be vulnerable to computer viruses, data or cyber security breaches, break-ins, corruption and similar disruptions from unauthorized tampering with these systems. The occurrence of these or other events could disrupt our information technology systems and adversely affect our operations, as well as cause damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and could also result in deterioration in our employees', Representatives' and customers' confidence in us and other competitive disadvantages.
Third-party suppliers provide, among other things, the raw materials used to manufacture our Beauty products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.
We manufacture and package the majority of our Beauty products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers for our Beauty products. All of our Fashion & Home products are purchased from various suppliers. Additionally, we produce the brochures that are used by Representatives to sell Avon products. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our Beauty products, the purchasing of our Fashion & Home products or the production of our brochures. This risk may be exacerbated by our globally-coordinated purchasing strategy, which leverages volumes. Regulatory action, such as restrictions on importation, may also disrupt or interrupt our supply chain. Furthermore, increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, if our suppliers fail to use ethical business practices and comply with applicable laws and regulations, such as any child labor laws, our reputation could be harmed due to negative publicity.
A downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital.
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Our long-term credit ratings are Baa3 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB (Negative Outlook) with Fitch, which is below investment grade. In February 2013, Fitch lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook) and Moody's lowered their long-term credit rating from Baa1 (Negative Outlook) to Baa2 (Stable Outlook). In November 2013, Fitch lowered their long-term credit rating from BB+ (Stable Outlook) to BB (Negative Outlook) and Moody's placed Avon's long-term credit rating of Baa2 (Stable Outlook) on review for possible downgrade. In February 2014, Moody’s lowered their long-term credit rating from Baa2 (Stable Outlook) to Baa3 (Stable Outlook). Additional rating agency reviews could result in a further change in outlook or downgrade. A further change in outlook or downgrade of our credit ratings could limit our access to new financing, particularly short-term financing, on favorable terms; reduce our flexibility with respect to working capital needs; and adversely affect the market price of some or all of our outstanding debt securities. For example, we have approximately $159.4 million outstanding in short-term borrowings of our international subsidiaries. A further change in outlook or downgrade of our credit ratings may limit our access to such short-term financing in the future on favorable terms, if at all. See Note 5, Debt and Other Financing, on pages F-18 through F-21 of our 2013 Annual Report for details about the terms of our existing debt and other financing arrangements.

Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions.
As of December 31, 2013, we had approximately $2.7 billion of indebtedness outstanding. We may also incur additional long-term indebtedness and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, including our revolving credit facility and our term loan, which would increase our total indebtedness. We may be unable to generate sufficient cash flow from operations and future borrowings and other financing may be unavailable in an amount sufficient to enable us to fund our future financial obligations or our other liquidity needs. Our indebtedness could have material negative consequences on our business, prospects, financial condition, liquidity, results of operations and cash flows, including the following:

•
limitations on our ability to obtain additional debt or equity financing sufficient to fund growth, such as working capital and capital expenditures requirements or to meet other cash requirements, in particular during periods in which credit markets are weak;

•	a downgrade in our credit ratings, as discussed above;

•	a limitation on our flexibility to plan for, or react to, competitive challenges in our business and the beauty industry;

•
the possibility that we are put at a competitive disadvantage relative to competitors that do not have as much debt as us, and competitors that may be in a more favorable position to access additional capital resources and withstand economic downturns;

•	limitations on our ability to execute business development activities to support our strategies or ability to execute restructuring as necessary;

•	limitations on our ability to invest in recruiting, retaining and servicing our Representatives; and

•
compliance with certain covenants in our debt instruments as a result of the impact of any significant restructuring charges or significant legal or regulatory settlements; difficulty obtaining necessary waivers from compliance with, or necessary amendments to, such covenants; and difficulty addressing the impact any non-compliance with such covenants may have on our ability to secure financing.

If we incur additional indebtedness, the related risks that we now face (including those described above), could intensify.
Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, including equity and debt securities and derivative instruments, or in a change of the expected rate of return on plan assets. Also, significant changes in the number of participants in the pension plans may result in additional funding obligations. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. Pension funding requirement changes under the Pension Protection Act of 2006 affect pension funding obligations and may impose limitations on a hybrid plan's interest crediting rate to the "market rate of return." This may result in a significant increase or decrease in the valuation of pension obligations affecting the reported funded status of our pension plans. Finally, if the Financial Accounting Standards Board adopts the International Financial Reporting Standards as part of generally accepted accounting principles in the United States ("GAAP"), there could be changes in the required funding obligations. Please see "Pension and Postretirement Expense" within "Critical Accounting Estimates" within MD&A on pages 25 through 26 and Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2013 Annual Report, for additional information regarding the impact of these factors on our pension plan obligations.
Any strategic alliances, acquisitions or divestitures may expose us to additional risks.
We review strategic alliances and acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. Strategic alliances may entail risks such as reputational risk and inability to successfully implement such an alliance. In addition, the financing for acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

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
Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. In addition, there can be no assurance that we will be able to identify suitable alliance and acquisition candidates or consummate alliances and acquisitions on favorable terms.
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
Our principal properties consist of worldwide manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Additionally, we use third-party manufacturers to manufacture certain of our products. Therefore, as a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems (such as the ERP system), loss or impairment of key manufacturing or distribution sites, product quality control issues, safety concerns, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints, particularly if we are unable to successfully increase our resiliency to potential operational disruptions or enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or those of our third-party manufacturers, could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our success depends, in part, on the quality, safety and efficacy of our products.
Our success depends, in part, on the quality, safety and efficacy of our products. If our products are found to be, or are perceived to be, defective or unsafe, or if they otherwise fail to meet our Representatives' or end customers' standards, our relationship with our Representatives or end customers could suffer, we could need to recall some of our products, our reputation or the appeal of our brand could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
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
We are and may, in the future, become party to litigation, including, for example, claims alleging violation of the federal securities laws or claims relating to our products or advertising. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results and the conduct of our business. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Government reviews, inquiries, investigations, and actions could harm our business or reputation. In addition, from time to time we may conduct other internal investigations and compliance reviews, the consequences of which could negatively impact our business or reputation.
As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny. The regulatory environment with regard to direct selling in emerging and developing markets where we do business is evolving, and government officials in such locations often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with local laws and regulations. In addition, from time to time, we may conduct internal investigations and compliance reviews. The consequences of such government reviews, inquiries, investigations, and actions or such internal investigations and compliance reviews may adversely impact our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.
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
Additionally, any determination that our operations or activities, or, where local law mandates, the activities of our Representatives, including our licenses or permits, importing or exporting, or product testing or approvals are not, or were not, in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, modification of business practices and compliance programs, equitable remedies, including disgorgement, injunctive relief and other sanctions that we may take against our personnel or that may be taken against us or our personnel. Further, other countries in which we do business may initiate their own investigations and impose similar sanctions. Even if an inquiry or investigation does not result in these types of determinations, it potentially could create negative publicity and give rise to third-party litigation or action.
The market price of our common stock could be subject to fluctuations as a result of many factors.
Factors that could affect the trading price of our common stock include the following:

•	variations in operating results;

•	developments in connection with the FCPA or other investigations and any litigation related thereto;

•	a change in our credit ratings;

•	economic conditions and volatility in the financial markets;

•	announcements or significant developments in connection with our business and with respect to beauty and related products or the beauty industry in general;

•	actual or anticipated variations in our quarterly or annual financial results;

•	unsolicited takeover proposals, proxy contests or other shareholder activism;

•	changes in our dividend practice;

•	governmental policies and regulations;

•	estimates of our future performance or that of our competitors or our industries;

•	general economic, political, and market conditions;

•	market rumors; and

•	factors relating to competitors.
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

Our domestic manufacturing facility is located in Morton Grove, IL. Our domestic distribution centers are located in Zanesville, OH and Pasadena, CA. Our principal research and development facility is located in Suffern, NY. We also lease an office space in New York City for our executive and administrative offices, and we own property in Rye, NY for Global IT and Global Finance. In October 2012, we consolidated our New York City offices into one location at 777 Third Avenue. Our previous executive office location at 1345 Avenue of the Americas has been vacated and we are marketing for a potential sublease.
Other principal properties outside the U.S. measuring 50,000 square feet or more include the following:
•two distribution centers for primary use in North America operations outside the U.S. (Canada and Puerto Rico);
•four manufacturing facilities, eleven distribution centers and two administrative offices in Latin America;

•	two manufacturing facilities in Europe, primarily servicing Europe, Middle East & Africa;

•	twelve distribution centers and seven administrative offices in Europe, Middle East & Africa; and

•	four manufacturing facilities, six distribution centers and one administrative office in Asia Pacific.
We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.
In January 2007, we announced plans to realign certain North America distribution operations. We have closed our distribution facilities in Newark, DE and Glenview, IL. The Newark facility is currently listed for sale and the Glenview site has been sold.
In July 2009, we announced plans to realign manufacturing operations in North America and Europe. This initiative included the sale of the manufacturing facility (and leaseback of the returns and call center) in Springdale, OH in 2013, and the sale and short-term leaseback of the manufacturing facility in Germany in 2011. These transactions are now closed.
In January 2013, we announced plans to close the Atlanta and Pasadena distribution centers. The Atlanta property was sold in 2013, and the closure of the Pasadena property has been delayed.
Of all the properties listed above, 33 are owned and the remaining 27 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.
ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 16, Contingencies, on pages F-47 through F-49 of our 2013 Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock
Our common stock is listed on The New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2013, there were approximately 14,743 holders of record of our common stock. We believe that there are many additional shareholders who are not "shareholders of record" but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2013 and 2012 are listed below. For information regarding future dividends on our common stock, see "Liquidity and Capital Resources" within MD&A on pages 45 through 50.

	2013			2012
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$21.10	$15.03	$.06	$19.63	$17.41	$.23
Second	24.20	20.26	.06	23.52	15.10	.23
Third	23.32	19.75	.06	16.65	14.45	.23
Fourth	22.48	16.81	.06	17.39	13.80	.06
Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Avon Products, Inc., The S&P 500 Index and
2013 Peer Group (2)
The Stock Performance Graph above assumes a $100 investment on December 31, 2008, in Avon’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2008	2009	2010	2011	2012	2013
Avon	100.0	135.2	128.5	80.3	68.9	83.6
S&P 500	100.0	126.5	145.5	148.6	172.4	228.2
Peer Group(2)	100.0	107.8	116.9	130.2	141.6	177.5

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Peer Group includes The Clorox Company, Colgate–Palmolive Company, Estée Lauder Companies, Inc., Kimberly Clark Corp., The Procter & Gamble Company and Revlon, Inc.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the quarterly period ended December 31, 2013:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/13 – 10/31/13	8,064	(1)	$21.04	*	*
11/1/13 – 11/30/13	2,095	(2)	20.08	*	*
12/1/13 – 12/31/13	34,119	(1)	17.34	*	*
Total	44,278		$18.14	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	These shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(2)
Includes 1,219 shares purchased in private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan and 876 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA
(U.S. dollars in millions, except per share data)
We derived the following selected financial data from our audited Consolidated Financial Statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes contained in our 2013 Annual Report.

	2013	2012	2011	2010	2009
Income Statement Data
Total revenue	$9,955.0	$10,561.4	$11,099.5	$10,754.2	$10,205.2
Operating profit(1)	427.2	525.0	1,092.0	1,039.0	1,005.6
(Loss) income from continuing operations, net of tax(1)	(1.0)	93.3	675.6	566.0	619.2
Diluted (loss) earnings per share from continuing operations	$(.01)	$.20	$1.54	$1.29	$1.43
Cash dividends per share	$.24	$.75	$.92	$.88	$.84
Balance Sheet Data
Total assets	$6,492.3	$7,382.5	$7,735.0	$7,873.7	$6,823.4
Debt maturing within one year	188.0	572.0	849.3	727.6	137.8
Long-term debt	2,532.7	2,623.8	2,459.1	2,408.6	2,307.2
Total debt	2,720.7	3,195.8	3,308.4	3,136.2	2,445.0
Total shareholders’ equity	1,127.5	1,233.3	1,585.2	1,672.6	1,312.6

(1)
A number of items, shown below, impact the comparability of our operating profit and (loss) income from continuing operations, net of tax. See Note 15, Restructuring Initiatives on pages F-43 through F-47 of our 2013 Annual Report, "Results Of Continuing Operations - Consolidated" within MD&A on pages 30 through 35, "Segment Review - Latin America" within MD&A on pages 37 through 39, Note 16, Contingencies on pages F-47 through F-49 of our 2013 Annual Report, Note 17, Goodwill and Intangibles on pages F-49 through F-51 of our 2013 Annual Report, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2013 Annual Report, Note 5, Debt and Other Financing on pages F-18 through F-21 of our 2013 Annual Report and Note 7, Income Taxes on pages F-22 through F-25 of our 2013 Annual Report for more information on these items.

	Impact on Operating Profit
	2013	2012	2011	2010	2009
Costs to implement restructuring initiatives related to our cost savings initiative, multi-year restructuring programs, and other restructuring initiatives	$65.9	$124.7	$40.0	$80.7	$171.0
Venezuelan special items(2)	49.6	—	—	79.5	—
FCPA accrual(3)	89.0	—	—	—	—
Asset impairment and other charges(4)	159.3	44.0	—	—	—
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2013 was impacted by a loss on extinguishment of debt of $73.0 before tax ($46.2 after tax) in the first quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined in "Capital Resources" within MD&A on pages 48 through 50), as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined in "Capital Resources" within MD&A on pages 48 through 50). Loss from continuing operations, net of tax during 2013 was also impacted by a loss on extinguishment of debt of $13.0 before tax ($8.2 after tax) in the second quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the 2014 Notes (as defined in "Capital Resources" within MD&A on pages 48 through 50). In addition, loss from continuing operations, net of tax during 2013 was impacted by valuation allowances for deferred tax assets of $41.8 related to Venezuela and $9.2 related to China. See Note 5, Debt and Other Financing on pages F-18 through F-21 of our 2013 Annual Report, "Results Of Continuing Operations - Consolidated" within MD&A on pages 30 through 35, and Note 7, Income Taxes on pages F-22 through F-25 of our 2013 Annual Report for more information.
Income from continuing operations, net of tax during 2012 was impacted by a benefit recorded to other expense, net of $23.8 before tax ($15.7 after tax) due to the release of a provision in the fourth quarter associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities. Also, during the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested, and therefore, we recorded an additional provision for income taxes of $168.3. See "Results Of Continuing Operations - Consolidated" within MD&A on pages 30 through 35, and Note 7, Income Taxes on pages F-22 through F-25 of our 2013 Annual Report for more information.

(2)
During 2013 and 2010, our operating margin was negatively impacted by the devaluation of the Venezuelan currency, and in 2010 this was coupled with a required change to account for operations in Venezuela on a highly inflationary basis. In 2013, as a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, 2013 operating profit was negatively impacted by $49.6, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the official exchange rate of 6.30. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2013, we recorded a one-time, after-tax loss of $50.7 ($34.1 in other expense, net and $16.6 in income taxes), primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In 2010, as a result of using the historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, during 2010 operating profit was negatively impacted by $79.5 for the difference between the historical cost at the previous official exchange rate of 2.15 and the new official exchange rate of 4.30. In addition to the negative impact to operating profit, during 2010 we also recorded net charges of $46.1 in other expense, net, and $12.7 in income taxes, reflecting the write-down of monetary assets and liabilities and deferred tax benefits. See discussion of Venezuela in "Segment Review - Latin America" within MD&A on pages 37 through 39 for more information.

(3)
During 2013, our operating margin was negatively impacted by the $89 accrual for the potential settlements related to the FCPA investigations. See Note 16, Contingencies on pages F-47 through F-49 of our 2013 Annual Report for more information.

(4)
During 2013 and 2012, our operating margin was negatively impacted by non-cash impairment charges associated with goodwill and intangible assets of our China business. In addition, during 2013, our operating margin was negatively impacted by the non-cash impairment charge associated with capitalized software related to our Service Model Transformation ("SMT") project in the fourth quarter of 2013. See Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2013 Annual Report for more information on China and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2013 Annual Report for more information on SMT.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(U.S. dollars in millions, except per share and share data)
You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and related Notes contained in our 2013 Annual Report. When used in this discussion, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
See "Non-GAAP Financial Measures" on pages 24 through 25 of this MD&A for a description of how Constant dollar ("Constant $") growth rates (a Non-GAAP financial measure) are determined.
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct-selling channel. We presently have sales operations in 62 countries and territories, including the United States ("U.S."), and distribute products in 43 more. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of color, fragrance, skincare and personal care. Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by more than 6 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2013, approximately 88% of our consolidated revenue was derived from operations outside the U.S.
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
Total revenue in 2013 compared to 2012 declined 6% compared to the prior-year period, partially due to unfavorable foreign exchange. Constant $ revenue declined 1%, as a 2% decrease in Active Representatives was partially offset by a 1% increase in average order. Sales from the Beauty category decreased 7%, or 2% on a Constant $ basis. Sales from the Fashion category decreased 7%, or 4% on a Constant $ basis. Sales from the Home category increased 3%, or 9% on a Constant $ basis.
Our Constant $ revenue was impacted by net declines in North America and Asia Pacific; however, these declines were partially offset by improvements in Latin America and Europe, Middle East & Africa. Growth in Latin America was driven by Brazil, particularly in Fashion & Home, and Venezuela primarily due to inflationary pricing, which was partially offset by executional challenges in Mexico in the second half of 2013. In Europe, Middle East & Africa, growth was driven by South Africa, Russia and Turkey, which was partially offset by a revenue decline in the United Kingdom. North America experienced deteriorating financial results, primarily as a result of the decline in Active Representatives. Asia Pacific's revenue decline was primarily due to continuing weak performance of our China operations and operational challenges in the Philippines.
See “Segment Review” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," for additional information related to changes in revenue by category and segment.
We are focused on driving profitable growth by improving access to our brands and products. In order to achieve this growth, we intend to strengthen and leverage our direct sales core, maximize our geographic portfolio and expand our brands and channels. Our revenue recovery is taking longer than expected, and it will take some time to reverse the trends that have caused the recent deceleration. This is partially attributed to not executing consistently on two important processes, commercial marketing (which includes pricing, merchandising and brochure execution) and field management (which includes Representative recruitment, retention and activity), across some of our key markets in 2013. In addition, we expect pressure on operating margin in the first half of 2014, partially as a result of gross margin in Europe, Middle East & Africa, including the negative impact of foreign exchange.
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
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $119.1 before taxes, of which $68.4 before taxes was recorded in 2013. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $140 to $150 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $165 to $170 (both before taxes). See Note 15, Restructuring Initiatives on pages F-43 through F-47 of our 2013 Annual Report for more information.
In December 2013, we decided to halt the further roll-out of our Service Model Transformation ("SMT") project beyond the pilot market of Canada, in light of the potential risk of further business disruption. As a result, a non-cash impairment charge for the capitalized software associated with SMT of $117.2 was recorded. This impairment charge was recorded as a component of our global expenses, within selling, general and administrative expenses in the Consolidated Statements of Income. See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2013 Annual Report for more information regarding SMT.
As a result of the 32% devaluation of Venezuelan currency in February 2013, our 2013 revenue and operating margin was negatively impacted. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, 2013 operating profit and net loss were negatively impacted by $50, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the official exchange rate of 6.30. In addition to the negative impact to operating margin, as a result of the devaluation of Venezuelan currency, during the first quarter of 2013, we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes), primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. See further discussion of Venezuela in "Segment Review - Latin America" in this MD&A.
In July 2013, we completed the sale of our Silpada business ("Silpada") for $85, plus an earn-out of up to $15 if Silpada achieves specific earnings targets over two years. Silpada has been classified within discontinued operations for all periods presented. Silpada was previously reported within our North America segment. In the second quarter of 2013, the Company recorded a pre-tax charge of $79 ($50 net of tax), reflecting the expected loss on sale. See Note 3, Discontinued Operations, on pages F-15 through F-17 of our 2013 Annual Report for more information.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards, to our consolidated financial statements contained in this 2013 Annual Report.
Performance Metrics
Within this MD&A, in addition to our key financial metrics of revenue, operating profit and operating margin, we utilize the performance metrics defined below to assist in the evaluation of our business.

Performance Metrics	Definition

Change in Active Representatives
This metric is based on the number of unique orders in a campaign, totaled for all campaigns in the related period, excluding China. This amount is divided by the number of billing days in the related period, to exclude the impact of year-to-year changes in billing days (for example, holiday schedules). To determine the growth in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year.

Change in units sold
This metric is based on the gross number of pieces of merchandise sold during a period, as compared to the same number in the same period of the prior year. Units sold include samples sold and products contingent upon the purchase of another product (for example, gift with purchase or discount purchase with purchase), but exclude free samples.

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at a constant exchange rate. Currency impact is determined as the difference between actual growth rates and constant- currency growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluation of Venezuelan currency in February 2013 combined with being designated as a highly inflationary economy, a valuation allowance for deferred tax assets related to Venezuela, and the benefit related to the release of a provision associated with the excess cost of acquiring U.S. dollars in Venezuela ("Venezuelan special items"), 3) the $89 accrual for the potential settlements related to the FCPA investigations ("FCPA accrual"), 4) the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to the China business, as well as the capitalized software impairment charge related to our SMT project ("Asset impairment and other charges"), 5) costs and charges related to the extinguishment of debt ("Loss on extinguishment of debt") and 6) the additional provision for income taxes as we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested ("Special tax items"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period.
The Venezuelan special items include the impact on the Consolidated Statements of Income in 2013, caused by the devaluation of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventory and prepaid expenses. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous official exchange rate of 4.30 and the revised official exchange rate of 6.30. The Venezuelan special items also include the impact on the Consolidated Statements of Income caused by a valuation allowance for deferred tax assets related to Venezuela recorded in the fourth quarter of 2013, as well as the release of a provision in the fourth quarter of 2012 associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate.
The Asset impairment and other charges include the impact on the Consolidated Statements of Income caused by the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to the China business in the third quarter of 2013, and the goodwill impairment charge related to the China business in the third quarter of 2012. The Asset impairment and other charges also include the impact on the Consolidated Statements of Income caused by the capitalized software impairment charge related to our SMT project in the fourth quarter of 2013.
The Loss on extinguishment of debt includes the impact on the Consolidated Statements of Income in the first quarter of 2013, caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below), as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined below). The Loss on extinguishment of debt also includes the impact on the Consolidated Statements of Income in the second quarter of 2013, caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the 2014 Notes (as defined below).
The Special tax items include the impact during 2012 on the provision for income taxes in the Consolidated Statements of Income of our decision to no longer assert that the undistributed earnings of foreign subsidiaries are indefinitely reinvested. During the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs.
See Note 15, Restructuring Initiatives on pages F-43 through F-47 of our 2013 Annual Report, "Results Of Continuing Operations - Consolidated" below, "Segment Review - Latin America" below, Note 16, Contingencies on pages F-47 through F-49 of our 2013 Annual Report, Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2013 Annual Report, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2013 Annual Report, Note 5, Debt and Other Financing on pages F-18 through F-21 of our 2013 Annual Report, "Liquidity and

Capital Resources" below and Note 7, Income Taxes on pages F-22 through F-25 of our 2013 Annual Report for more information on these items.
These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, on pages F-9 through F-15 of our 2013 Annual Report for a detailed discussion of the application of these and other accounting policies.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction, but within many jurisdictions, we generally allow an unlimited right of return. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $340 for 2013, $386 for 2012 and $443 for 2011, or approximately 4% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside the U.S. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality and changing trends. Over the past three years, annual bad debt expense was $239 in 2013, $251 in 2012 and $247 in 2011, or approximately 2% of total revenue in each year. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $117 for 2013, $119 for 2012 and $128 for 2011.
Pension and Postretirement Expense
We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and a portion of employees in international locations. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care benefits subject to certain limitations to the majority of retired employees in the U.S. and certain foreign countries. See Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2013 Annual Report for more information on our benefit plans.
Pension plan expense and the requirements for funding our major pension plans are determined based on a number of actuarial assumptions. These assumptions include the expected rate of return on pension plan assets, the interest crediting rate for hybrid plans and the discount rate applied to pension plan obligations.
For 2013, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. plans was 7.19%, compared with 7.28% for 2012. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.

A significant portion of our pension plan assets relate to the U.S. pension plan. The assumed rate of return for 2013 for the U.S. plan was 7.75%, which was based on an asset allocation of approximately 35% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 4% in the long term) and approximately 65% in equity securities and high yield securities (which are expected to earn approximately 6% to 10% in the long term). Historical rates of return on the assets of the U.S. plan were approximately 9% for the most recent 10-year period and approximately 8% for the 20-year period. In the U.S. plan, our asset allocation policy has historically favored U.S. equity securities, which have returned approximately 8% over the 10-year period and approximately 8% over the 20-year period. The rate of return on the plan assets in the U.S. was approximately 13% in 2013 and approximately 15% in 2012.
Beginning in 2014, our investment strategy for the U.S. pension plan is designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we will also utilize derivative instruments to achieve the desired market exposures or to hedge certain risks.
Regulations under the Pension Protection Act of 2006, which are finalized but not yet effective, will require that hybrid plans limit the maximum interest crediting rate to one among several choices of crediting rates which are considered "market rates of return." The rate chosen will affect total pension obligations. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. plan, were based on the internal rates of return for a portfolio of high quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. pension plans determined on this basis was 4.56% at December 31, 2013, and 4.11% at December 31, 2012. For the determination of the expected rate of return on assets and the discount rate, we take into consideration external actuarial advice.
Our funding requirements may be impacted by regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of associate retirements, the number of associates electing to take lump-sum payments and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2013, we had pretax actuarial losses and prior service credits totaling $347 for the U.S. pension and postretirement plans and $285 for the non-U.S. pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss ("AOCI") within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For 2014, our assumption for the expected rate of return on assets is 7.50% for our U.S. pension plan and 6.40% for our non-U.S. pension plans. Our assumptions are reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2013 pension expense and the pension benefit obligation at December 31, 2013:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(5.5)	$5.5	N/A	N/A
Discount rate	(9.0)	9.1	$(100.9)	$108.4
Rate of compensation increase	1.9	(1.8)	7.2	(7.0)
Restructuring Reserves
We record the estimated expense for our restructuring initiatives when such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment or accelerated depreciation of property, plant and equipment and capitalized software, and any other qualifying exit costs. These estimated costs are grouped by specific projects within the overall plan and are then monitored on a quarterly basis by finance personnel. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine whether an adjustment is required.

Taxes
At December 31, 2013, we had net deferred tax assets of $1,144 (net of valuation allowances of $783).
With respect to our deferred tax assets, at December 31, 2013, we had recognized deferred tax assets relating to tax loss carryforwards of $756, primarily from foreign jurisdictions, for which a valuation allowance of $718 has been provided. We also had recognized deferred tax assets of $585 relating to excess foreign tax credit carryforwards of which $57, $44, $54, $124, $79 and $227 expire at the end of 2018, 2019, 2020, 2021, 2022 and 2023, respectively. We have a history of domestic source losses and our excess foreign tax credits have primarily resulted from having a greater domestic source loss in recent years which reduces foreign source income. During 2013, our domestic source loss included the tax losses generated from the sale of our Silpada business and our losses on extinguishment of debt, which led to an increase in our excess foreign tax credit carryforwards generated in 2013, which expire in 2023. Our ability to utilize these foreign tax credits is dependent on future U.S. taxable income. At December 31, 2013, we would need to generate approximately $1.7 billion of excess net foreign source income in order to realize the deferred tax assets. There are a number of variables to consider in determining the projected realization of excess foreign tax credits including the amount of any domestic source loss and the type, jurisdiction and timing of any foreign source income. Based on our projections, we estimate that it will take several years to generate sufficient excess net foreign source income to realize these excess foreign tax credits, which expire 10 years after being created.
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted domestic and foreign taxable income and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its excess foreign tax credits were taken into consideration.
As a result of this analysis, we have concluded that the tax benefits associated with the excess foreign tax credits are “more likely than not” to be realized prior to expiration. Our conclusion is based on forecasted future U.S. taxable income, including domestic profitability, royalties received from foreign subsidiaries, and the potential impact of possible tax planning strategies, including the repatriation of foreign earnings and the acceleration of royalties. Assumptions embedded in our forecasted future U.S. taxable income include continued international growth, the stabilization of the U.S. business and the reduction of corporate expenses. To the extent U.S. taxable income is less favorable than currently projected, our ability to utilize these foreign tax credits may be negatively affected.
With respect to our deferred tax liability, during the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile at that time, we determined that we may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we asserted that these undistributed earnings of foreign subsidiaries were no longer indefinitely reinvested and, therefore, recorded an additional provision for income taxes of $168 on such earnings. At December 31, 2012, we had a deferred tax liability in the amount of $225 for the U.S. tax cost on the undistributed earnings of subsidiaries outside of the U.S. of $3.1 billion.
At December 31, 2013, we continue to assert that our undistributed earnings of foreign subsidiaries are not indefinitely reinvested, as a result of our domestic liquidity profile. Accordingly, we adjusted our deferred tax liability to account for our 2013 undistributed earnings of foreign subsidiaries and for earnings that were actually repatriated to the U.S. during the year. Additionally, the deferred tax liability was reduced due to the lower cost to repatriate the undistributed earnings of our foreign subsidiaries compared to 2012. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a reduction of $82, resulting in a deferred tax liability balance of $143 related to the incremental U.S. tax cost on $2.6 billion of undistributed foreign earnings at December 31, 2013. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings should result in the utilization of foreign tax credits in the year of repatriation; therefore, the utilization of foreign tax credits is dependent on the amount and timing of repatriations, as well as the jurisdictions involved. We have not included the undistributed earnings of our subsidiary in Venezuela in the calculation of this deferred income tax liability as local regulations restrict cash distributions denominated in U.S. dollars.
With respect to our uncertain tax positions, we recognize the benefit of a tax position, if that position is more likely than not of being sustained on examination by the taxing authorities, based on the technical merits of the position. We believe that our assessment of more likely than not is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact the Consolidated Financial Statements.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In 2014, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our tax positions are ultimately upheld or denied, it is possible that the 2014 provision for income taxes may be impacted.

Share-based Compensation
All share-based payments issued to employees are recognized in the Consolidated Financial Statements based on their fair value using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from historical results.
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
Impairment of Assets
Capitalized Software
We review capitalized software for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
In December 2013, we decided to halt further roll-out of our SMT project beyond the pilot market of Canada, in light of the potential risk of further business disruption. As a result, a non-cash impairment charge for the capitalized software associated with SMT of $117.2 was recorded. This impairment charge was recorded as a component of our global expenses, within selling, general and administrative expenses in the Consolidated Statements of Income.
The fair value of the capitalized software associated with SMT ("SMT asset") was determined using a risk-adjusted discounted cash flow ("DCF") model under the relief-from-royalty method. The impairment analysis performed for the asset group, which includes the SMT asset, required several estimates, including revenue and cash flow projections, and royalty and discount rates. As a result of this impairment charge, the remaining carrying amount of the SMT asset is not material.
See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2013 Annual Report for more information on SMT.
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
We completed our annual goodwill impairment assessment for 2013 during the year-end close process and determined that the estimated fair values were considered substantially in excess of the carrying values of each of our reporting units.
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. We use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
See Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2013 Annual Report for more information.
China
As compared to our projections used in our fourth quarter 2012 impairment analysis ("Q4 2012 projections"), China performed generally in line with our revenue and earnings projections during the first half of 2013. As assumed in our Q4 2012 projections, China's revenue in the first half of 2013 continued to deteriorate versus the prior-year period; however, beginning in the third quarter of 2013, this revenue decline was significantly in excess of our assumptions. As a result, in the third quarter of 2013, it became apparent that we would not achieve our 2013 and long-term forecasted revenue and earnings, and we completed an interim impairment assessment of the fair value of goodwill related to our operations in China. The revenue decline in China during the third quarter of 2013 resulted in the recognition of an operating loss while we had expected operating profit in our Q4 2012 projections. In the third quarter of 2013, we significantly lowered our long-term revenue and earnings projections for China that was included in our DCF model utilized in our interim impairment assessment. As a result of our impairment testing, we recorded a non-cash impairment charge of $42.1 in the third quarter of 2013 to reduce the carrying amounts of goodwill and finite-lived intangible assets. There are no amounts remaining associated with goodwill or intangible assets for our China reporting unit as a result of this impairment charge.
During the third quarter of 2012, we completed an interim impairment assessment of the fair value of goodwill related to our operations in China, based on the continued decline in revenue performance in and a corresponding lowering of our long-term growth estimates in that market. We made changes to our long-term growth estimates as the China business did not achieve our revenue, earnings and cash flows expectations primarily due to challenges in our business model. As a result of our impairment testing, we recorded a non-cash impairment charge of $44.0 in the third quarter of 2012 to reduce the carrying amount of goodwill to its estimated fair value.
Key assumptions used in measuring the fair value of China during these impairment assessments included projections of revenue and the resulting cash flows, as well as the discount rate (based on the weighted-average cost of capital). To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.
See Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2013 Annual Report for more information on China.
Silpada
During the 2012 year-end close process, our analysis of the Silpada business indicated an impairment as the carrying value of the business exceeded the estimated fair value and the finite-lived intangible assets were not recoverable. This was primarily the result of the lower than expected financial performance for 2012, which served as a baseline for the long-term projections of the business. We lowered our long-term revenue and earnings projections for Silpada to reflect a more moderate recovery of the business, which was believed to be appropriate due to the lack of sales momentum in the business and the continued inability of Silpada to achieve our financial performance expectations. Accordingly, a non-cash impairment charge of $209 was recorded to reduce the carrying amounts of goodwill, an indefinite-lived intangible asset, and a finite-lived intangible asset. The decline in the fair values of the Silpada assets was driven by the reduction in the forecasted growth rates and cash flows used to estimate their respective fair values.
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
Key assumptions used in measuring the fair value of Silpada during these impairment assessments included the discount rate (based on the weighted-average cost of capital) and revenue growth, as well as silver prices and Representative growth and activity rates. To estimate the fair value of Silpada, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return Silpada's cash flows to normalized, sustainable levels. The fair value of Silpada's indefinite-lived trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of the Silpada finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method.
The impact of the impairment charges in 2012 and 2011 associated with Silpada are reflected within Discontinued Operations. There is no risk of additional impairments associated with Silpada as the business was sold in July 2013. See Note 3, Discontinued Operations on pages F-15 through F-17 of our 2013 Annual Report for more information on Silpada.

Results Of Operations - Consolidated

				%/Point Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Total revenue	$9,955.0	$10,561.4	$11,099.5	(6)%	(5)%
Cost of sales	3,772.5	4,103.1	4,065.0	(8)%	1%
Selling, general and administrative expenses	5,713.2	5,889.3	5,942.5	(3)%	(1)%
Impairment of goodwill and intangible asset	42.1	44.0	—	(4)%	*
Operating profit	427.2	525.0	1,092.0	(19)%	(52)%
Interest expense	120.6	104.3	92.9	16%	12%
Loss on extinguishment of debt	86.0	—	—	*	*
Interest income	(25.9)	(15.1)	(16.4)	72%	(8)%
Other expense, net	83.9	7.1	35.4	*	(80)%
(Loss) income from continuing operations, net of tax	(1.0)	93.3	675.6	*	(86)%
Net (loss) income attributable to Avon	$(56.4)	$(42.5)	$513.6	(33)%	*
Diluted (loss) earnings per share from continuing operations	$(.01)	$.20	$1.54	*	(87)%
Diluted (loss) earnings per share attributable to Avon	$(.13)	$(.10)	$1.18	(30)%	*

Advertising expenses(1)	$201.9	$251.3	$308.9	(20)%	(19)%

Gross margin	62.1%	61.2%	63.4%	.9	(2.2)
CTI restructuring	—	—	.1	—	(.1)
Venezuelan special items	.4	—	—	.4	—
Adjusted gross margin	62.5%	61.2%	63.5%	1.3	(2.3)

Selling, general and administrative expenses as a % of total revenue	57.4%	55.8%	53.5%	1.6	2.3
CTI restructuring	(.7)	(1.1)	(.3)	.4	(.9)
Venezuelan special items	(.1)	—	—	(.1)	—
FCPA accrual	(.9)	—	—	(.9)	—
Asset impairment and other charges	(1.2)			(1.2)	—
Adjusted selling, general and administrative expenses as a % of total revenue	54.6%	54.6%	53.3%	—	1.3

Operating profit	$427.2	$525.0	$1,092.0	(19)%	(52)%
CTI restructuring	65.9	124.7	40.0
Venezuelan special items	49.6	—	—
FCPA accrual	89.0	—	—
Asset impairment and other charges	159.3	44.0	—
Adjusted operating profit	$791.0	$693.7	$1,132.0	14%	(39)%

Operating margin	4.3%	5.0%	9.8%	(.7)	(4.9)
CTI restructuring	.7	1.2	.4	(.5)	.8
Venezuelan special items	.5	—	—	.5	—
FCPA accrual	.9	—	—	.9	—
Asset impairment and other charges	1.6	.4	—	1.2	.4
Adjusted operating margin	7.9%	6.6%	10.2%	1.3	(3.6)

Effective tax rate	100.6%	78.2%	31.1%	22.4	47.1
CTI restructuring	.8	(.4)	.1	1.2	(.5)
Venezuelan special items	(27.1)	.1	—	(27.2)	.1
FCPA accrual	(6.2)	—	—	(6.2)	—
Asset impairment and other charges	(39.0)	(3.6)	—	(35.4)	(3.6)
Loss on extinguishment of debt	1.2	—	—	1.2	—

				%/Point Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Special tax items	—	(39.3)	—	39.3	(39.3)
Adjusted effective tax rate	30.3%	35.0%	31.2%	(4.7)	3.8

Change in Active Representatives				(2)%	—%
Change in units sold				(5)%	—%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

2013 Compared to 2012
Revenue
Total revenue in 2013 compared to 2012 declined 6% compared to the prior-year period, partially due to unfavorable foreign exchange. Constant $ revenue declined 1%, as a 2% decrease in Active Representatives was partially offset by a 1% increase in average order. Units sold decreased 5% while the net impact of price and mix increased 4%, as pricing benefited from inflationary impacts in Latin America, primarily in Argentina and Venezuela.
On a category basis, revenue growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(7)%	(2)%
Beauty Category:
Fragrance	(4)	2
Color	(6)	(1)
Skincare	(12)	(8)
Personal care	(7)	(3)

Fashion & Home	(4)	1
Fashion & Home Category:
Fashion	(7)	(4)
Home	3	9
Our Constant $ revenue was impacted by net declines in North America and Asia Pacific; however, these declines were partially offset by improvements in Latin America and Europe, Middle East & Africa. Growth in Latin America was driven by Brazil, particularly in Fashion & Home, and Venezuela primarily due to inflationary pricing, which was partially offset by executional challenges in Mexico in the second half of 2013. In Europe, Middle East & Africa, growth was driven by South Africa, Russia and Turkey, which was partially offset by a revenue decline in the United Kingdom. North America experienced deteriorating financial results, primarily as a result of the decline in Active Representatives. Asia Pacific's revenue decline was primarily due to continuing weak performance of our China operations and operational challenges in the Philippines.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 70 basis points and Adjusted operating margin increased 130 basis points compared to 2012. The increase in Adjusted operating margin includes the benefits associated with the $400M Cost Savings Initiative. The decrease in operating margin and increase in Adjusted operating margin are discussed further below in "Gross Margin", "Selling, General and Administrative Expenses" and "Impairment of Goodwill and Intangible Asset."

Gross Margin
Gross margin and Adjusted gross margin increased by 90 basis points and 130 basis points, respectively, compared to 2012. The increase in Adjusted gross margin was primarily due to the following:

•	an increase of 70 basis points due to lower supply chain costs, largely due to 60 points from lower freight costs, primarily in Latin America due to reduced usage of air freight;

•
an increase of 70 basis points due to the favorable net impact of mix and pricing, primarily in Latin America including benefits in pricing due to the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina), while mix negatively impacted gross margin due to higher growth in Fashion & Home;

•	a decrease of 60 basis points due to the unfavorable impact of foreign exchange; and

•	various other insignificant items that contributed to the increase in gross margin and Adjusted gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2013 decreased $176.1 compared to 2012. This decrease is primarily due to the favorable impact of foreign exchange, lower professional and related fees associated with the FCPA investigation and compliance reviews, and lower advertising costs, partially offset by a non-cash impairment charge of $117.2 for capitalized software related to SMT, which was recorded during the fourth quarter of 2013, the $89 accrual for the potential settlements related to the FCPA investigations, higher CTI restructuring and higher distribution costs. See Note 15, Restructuring Initiatives, on pages F-43 through F-47 of our 2013 Annual Report for more information on CTI restructuring and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2013 Annual Report for more information on SMT.
As a percentage of revenue, selling, general and administrative expenses increased 160 basis points, while Adjusted selling, general and administrative expenses was relatively unchanged compared to 2012. The primary drivers of Adjusted selling, general and administrative expenses as a percentage of revenue as compared to the prior year were the following:

•
an increase of 30 basis points due to higher distribution costs, driven by increased transportation costs, primarily in Latin America, and increased costs per unit as a result of lower volume in North America;

•	an increase of 20 basis points due to the unfavorable impact of foreign exchange;

•
a decrease of 20 basis points from lower administrative expenses, primarily due to lower professional and related fees associated with the FCPA investigation and compliance reviews, as well as lower compensation costs; and

•	a decrease of 20 basis points from lower net brochure costs, primarily in Europe and North America, partially driven by initiatives to reduce the cost of our brochures.
Impairment of Goodwill and Intangible Asset
During the third quarter of 2013, we recorded a non-cash impairment charge of $42.1 for goodwill and intangible assets, as compared to a non-cash impairment charge of $44.0 in the third quarter of 2012 for goodwill, both associated with our China business. See Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2013 Annual Report for more information.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense increased by 16% compared to the prior-year period, primarily due to higher average interest rates partially offset by lower outstanding debt balances.
Loss on extinguishment of debt in 2013 is comprised of $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (defined below) and $2 for the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement, which occurred in the first quarter of 2013. In addition, in the second quarter of 2013 we recorded a loss on extinguishment of debt of $13 for the make-whole premium and write-off of debt issuance costs, partially offset by a deferred gain associated with the termination of interest-rate swap agreements, associated with the prepayment of our 2014 Notes (defined below). See Note 5, Debt and Other Financing on pages F-18 through F-21 of our 2013 Annual Report, and "Liquidity and Capital Resources" in this MD&A for more information.
Interest income increased by 72% compared to the prior-year period, primarily impacted by the benefit of $12 for interest income recognized in the fourth quarter of 2013, due to an out-of-period adjustment related to judicial deposits in Brazil. This out-of-period benefit to interest income was partially offset by lower average interest rates, as well as lower average cash balances in 2013 as compared to 2012.
Other expense, net increased compared to the prior-year period, primarily due to a $34 negative impact in the first quarter of 2013 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. In addition, other expense, net was impacted by the benefit of $23.8 in 2012 due to the release of a provision in the fourth quarter of 2012 associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
Effective Tax Rate
The effective tax rate for 2013 was 100.6%, compared to 78.2% for 2012.
During the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile at that time, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, at that time, we asserted that the undistributed earnings of foreign subsidiaries were no longer indefinitely reinvested, and therefore, we recorded an additional provision for income taxes of $168.3 related to the incremental U.S, taxes associated with the unremitted foreign earnings, which increased the 2012 tax rate. The effective tax rate in 2012 was also unfavorably impacted by the non-cash impairment charges for goodwill and intangible assets associated with our China business of $44.0.
At December 31, 2013, we continue to assert that the Company’s foreign earnings may not be indefinitely reinvested, as a result of our domestic liquidity profile. In this regard, the 2013 effective tax rate was favorably impacted primarily due to the country mix of earnings and the lower expected tax cost to repatriate the undistributed earnings of our foreign subsidiaries. The 2013 effective tax rate was also unfavorably impacted by the non-cash impairment charges for goodwill and intangible assets associated with our China business of $42.1. The rate was further impacted unfavorably by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A, and the $89.0 accrual for the potential settlements related to the FCPA investigations. Additionally, the rate was negatively impacted by a valuation allowance for deferred tax assets related to China in the third quarter of $9.2 and Venezuela in the fourth quarter of $41.8. The valuation allowance in Venezuela was due to the impact of higher than expected inflation on our taxable income which negatively impacted the likelihood we would realize existing deferred tax assets. Given the short life of the net operating loss carryforward periods for these markets, we determined that it was more likely than not that we would not use these carryforward losses before they expire.
The Adjusted effective tax rate for 2013 was 30.3%, compared to 35.0% for 2012, primarily due to the country mix of earnings and the lower expected tax cost to repatriate the undistributed earnings of our foreign subsidiaries.

2012 Compared to 2011
Revenue
Total revenue in 2012 compared to 2011 decreased 5% due to unfavorable foreign exchange. Constant $ revenue increased 1% due to a 1% increase in average order. Active Representatives and units sold were relatively unchanged, while the net impact of price and mix increased 1%.
On a category basis, revenue growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(5)%	1%
Beauty Category:
Fragrance	(4)	2
Color	(6)	1
Skincare	(7)	(1)
Personal care	(6)	—

Fashion & Home	(4)	—
Fashion & Home Category:
Fashion	(4)	(1)
Home	(4)	2

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
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 490 basis points and 360 basis points, respectively, compared to 2011. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin", "Selling, General and Administrative Expenses" and "Impairment of Goodwill and Intangible Asset."
Gross Margin
Gross margin and Adjusted gross margin decreased by 220 basis points and 230 basis points, respectively, compared to 2011. The decrease in Adjusted gross margin was primarily due to the following:

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2012 decreased $53.2 compared to 2011. This decrease is primarily due to lower distribution costs and lower advertising, partially offset by the negative impact of foreign exchange and higher CTI restructuring.
As a percentage of revenue, selling, general and administrative expenses increased 230 basis points, while Adjusted selling, general and administrative expenses increased 130 basis points compared to 2011. The increase in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of 60 basis points due to higher overhead expenses, primarily associated with wage inflation in 2012, as well as higher expenses associated with employee incentive compensation plans;

•
an increase of 60 basis points due to higher Representative and sales leader investment, primarily driven by investments in the One Simple Sales Model in the U.S., partially offset by lower investments in China;

•	an increase of 40 basis points due to the negative impact of foreign exchange; and

•	a decrease of 30 basis points due to lower advertising costs.
Impairment of Goodwill and Intangible Asset
During the third quarter of 2012, we recorded a non-cash impairment charge of $44.0 in the third quarter of 2012 for goodwill associated with our China business. See Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2013 Annual Report for more information.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense increased by 12% compared to the prior-year period, primarily due to higher outstanding debt balances and higher average interest rates.
Interest income decreased by 8% compared to the prior-year period, primarily due to lower average interest rates partially offset by higher average cash balances.
Other expense, net decreased by 80% compared to the prior-year period, primarily due to a benefit of $23.8 in 2012 due to the release of a provision in the fourth quarter of 2012 associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.

Effective Tax Rate
The effective tax rate for 2012 was 78.2%, compared to 31.1% for 2011.
During the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile at that time, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, at that time, we no longer asserted that the undistributed earnings of foreign subsidiaries at December 31, 2012 were indefinitely reinvested, and therefore, we recorded an additional provision for income taxes of $168.3, which increased the 2012 tax rate. The tax rate was also unfavorably impacted by the goodwill impairment charge of $44.0 related to our operations in China for which no tax benefit was recorded. This charge did not result in a tax deduction as there is no tax basis in this goodwill.
The Adjusted effective tax rate for 2012 was 35.0%, compared to 31.2% for 2011. The effective tax rate for 2011 included tax benefits from audit settlements and statute expirations.
Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of taxes was $5.2 in 2013 compared with ($21.7) in 2012, primarily due to net actuarial gains of $80.6 as compared with net actuarial losses of $58.4. In 2013, net actuarial gains in the U.S. and non-U.S. pension and postretirement plans benefited primarily due to a higher discount rate for the U.S. pension plan, as well as higher asset returns for the non-U.S. pension plans in 2013 as compared to 2012. Partially offsetting these benefits was the unfavorable impact of foreign currency translation adjustments. In 2013, foreign currency translation adjustments were negatively impacted by $112.9 as compared to 2012 primarily due to unfavorable movements of the Colombian peso, the Polish zloty and the Mexican peso.
Other comprehensive income (loss), net of taxes was ($21.7) in 2012 compared with ($249.0) in 2011, primarily due to the favorable impact of foreign currency translation adjustments. In 2012, foreign currency translation adjustments benefited by $176.5 as compared to 2011 primarily due to favorable movements of the Polish zloty and the Mexican peso. Other comprehensive (loss) income, net of taxes also benefited from lower net actuarial losses of $45.0. In 2012, net actuarial losses in the U.S. and non-U.S. pension plans benefited primarily due to higher asset returns in 2012 as compared to 2011. Partially offsetting the benefit of higher asset returns was the negative impact of lower discount rates used for determining future pension obligations, but to a much lesser extent.
See Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2013 Annual Report for more information.
Segment Review
Below is an analysis of the key factors affecting revenue and operating profit (loss) by reportable segment for each of the years in the three-year period ended December 31, 2013.

Years ended December 31	2013		2012		2011
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit
Latin America	$4,840.5	$478.6	$4,993.7	$443.9	$5,161.8	$634.0
Europe, Middle East & Africa	2,898.4	406.7	2,914.2	312.8	3,122.8	478.9
North America	1,458.2	(60.1)	1,751.1	(4.7)	1,872.5	49.4
Asia Pacific	757.9	(12.1)	902.4	5.1	942.4	81.4
Total from operations	9,955.0	813.1	10,561.4	757.1	11,099.5	1,243.7
Global and other expenses	—	(385.9)	—	(232.1)	—	(151.7)
Total	$9,955.0	$427.2	$10,561.4	$525.0	$11,099.5	$1,092.0
Global and Other Expenses
Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, marketing, professional and related fees associated with the FCPA investigations and compliance reviews, a non-cash impairment charge for the capitalized software associated with SMT and the accrual for the potential settlements related to the FCPA investigations. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as Global and other expenses. We do not allocate to our segments costs of implementing restructuring initiatives related to our global functions, professional and related fees associated with the FCPA investigations and compliance reviews, a non-cash impairment charge for the capitalized software associated with SMT or the accrual for the potential settlements related to the FCPA investigations. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.

	2013	2012	% Change	2012	2011	% Change
Total global expenses	$824.3	$706.3	17%	$706.3	$651.1	8%
CTI restructuring	22.3	44.6		44.6	7.2
FCPA accrual	89.0	—		—	—
Asset impairment and other charges	117.2	—		—	—
Adjusted total global expenses	$595.8	$661.7	(10)%	$661.7	$643.9	3%
Allocated to segments	(438.4)	(474.2)	(8)%	(474.2)	(499.4)	(5)%
Adjusted net global expenses	$157.4	$187.5	(16)%	$187.5	$144.5	30%

Net global expenses(1)	$385.9	$232.1	66%	$232.1	$151.7	53%
(1) Net global expenses represents total global expenses less amounts allocated to segments.
Amounts in the table above may not necessarily sum due to rounding.
2013 Compared to 2012
Total global expenses was negatively impacted as compared to the prior-year period from a non-cash impairment charge of $117.2 for capitalized software related to SMT, the $89 accrual for the potential settlements related to the FCPA investigations and higher CTI restructuring. In the fourth quarter of 2013, we decided to halt further roll-out of our SMT project beyond the pilot market of Canada, in light of the potential risk of further business disruption. As a result, a non-cash impairment charge for the capitalized software associated with SMT was recorded. See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2013 Annual Report for more information.
Adjusted total global expenses decreased compared to the prior-year period primarily due to lower professional and related fees associated with the FCPA investigations and compliance reviews as well as lower consulting fees, partially offset by higher expenses related to our SMT project. Amounts allocated to segments decreased compared to the prior-year period primarily due to the decrease in budgeted marketing and research and development costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 16, Contingencies on pages F-47 through F-49 of our 2013 Annual Report, amounted to approximately $28 in 2013, as compared to approximately $92 in 2012. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. These fees were not allocated to the segments.
2012 Compared to 2011
Total global expenses was negatively impacted as compared to the prior-year period from higher CTI restructuring. Adjusted total global expenses increased compared to the prior-year period primarily due to higher expenses associated with employee incentive compensation plans and higher expenses associated with global initiatives, partially offset by lower marketing costs. Amounts allocated to segments decreased compared to the prior-year period primarily due to the decrease in budgeted marketing and global sales costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 16, Contingencies on pages F-47 through F-49 of our 2013 Annual Report, amounted to approximately $92 in 2012, as compared to approximately $93 in 2011. These fees were not allocated to the segments.
With respect to the global expenses discussion above, for all years presented, please see Risk Factors on pages 10 through 11 of our 2013 Annual Report, and Note 16, Contingencies on pages F-47 through F-49 of our 2013 Annual Report for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.

Latin America – 2013 Compared to 2012

			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$4,840.5	$4,993.7	(3)%	6%
Operating profit	478.6	443.9	8%	31%
CTI restructuring	8.4	19.6
Venezuelan special items	49.6	—
Adjusted operating profit	$536.6	$463.5	16%	28%

Operating margin	9.9%	8.9%	1.0	2.1
CTI restructuring	.2	.4
Venezuelan special items	1.0	—
Adjusted operating margin	11.1%	9.3%	1.8	2.0

Change in Active Representatives				—%
Change in units sold				(3)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 3% compared to the prior-year period due to the unfavorable impact from foreign exchange, including the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue grew 6%. The region's revenue was favorably impacted by approximately 1 point as a result of the aggregate of the tax credits of $22 recognized in the third quarter of 2013 associated with a change in estimate of expected recoveries of Value Added Tax ("VAT"), as well as the initial realization of a government incentive that was recognized in the first quarter of 2013 associated with activity in prior years. As the tax credits are associated with VAT, and the government incentive is associated with excise taxes, which are both recorded as a reduction to revenue, the benefit from these VAT credits and government incentive is recognized as revenue. The region's Constant $ revenue growth was primarily due to higher average order, which benefited from pricing, including inflationary impacts, primarily in Argentina and Venezuela, and new Beauty product launches. Active Representatives were relatively unchanged. Revenue in Venezuela, Brazil and Mexico declined 17%, 1% and 1%, respectively. Revenue growth in Brazil and Venezuela was unfavorably impacted by foreign exchange. Constant $ revenue increased 9% in Brazil, and 16% in Venezuela, and declined 4% in Mexico.
Constant $ revenue in Brazil was favorably impacted by approximately 2 points due to the benefit of the aggregate of the VAT credits recognized in the third quarter of 2013 and the government incentive recognized in the first quarter of 2013. Brazil's Constant $ revenue growth was primarily driven by higher average order, as well as an increase in Active Representatives. Higher average order was primarily due to benefits from pricing, new Beauty product launches and continued strength in Fashion & Home. On a Constant $ basis, Brazil’s sales from Beauty products increased 3% and sales from Fashion & Home products increased 20% primarily due to more effective pricing and merchandising.
Constant $ revenue in Mexico was negatively impacted by lower average order, while Active Representatives were relatively unchanged. In the second half of 2013, Constant $ revenue in Mexico was negatively impacted by executional challenges coupled with the weaker economy. Constant $ revenue growth in Venezuela was due to higher average order, benefiting from the inflationary impact on pricing that was partially offset by a decrease in units sold. Higher average order in Venezuela was partially offset by a decrease in Active Representatives, which was impacted by continued economic and political instability as well as service issues. Revenue and operating profit in Venezuela was negatively impacted in 2013 by the Venezuelan currency devaluation. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 1.0 point due to the Venezuelan currency devaluation in conjunction with highly inflationary accounting as discussed further below. Operating margin benefited by .2 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 1.8 points, or 2.0 points on a Constant $ basis, primarily as a result of:

•
a benefit of .5 points associated with the aggregate of the VAT credits in Brazil recognized in the third quarter of 2013 and the government incentive in Brazil recognized in the first quarter of 2013, discussed above;

•
a benefit of 1.9 points due to higher gross margin caused primarily by 1.5 points from the favorable net impact of mix and pricing. Benefits from pricing include the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina), while mix negatively impacted gross margin due to higher growth in Fashion & Home. In addition, there were various other insignificant items that favorably impacted gross margin. These items were partially offset by .6 points from the unfavorable impact of foreign exchange; and

•	a decline of .5 points from higher transportation costs, primarily in Venezuela.
Currency restrictions enacted by the Venezuelan government in 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2003, Avon Venezuela had been obtaining its foreign currency needs beyond the amounts that could be obtained at official rates through non-government sources where the exchange rates were less favorable than the official rate ("parallel market"). In late May 2010, the Venezuelan government took control over the previously freely-traded parallel market, by implementing a regulated ("SITME") market in early June 2010. The SITME market was eliminated in February 2013 in conjunction with the government's devaluation of its currency as described below. In March 2013, the government announced a foreign exchange system ("SICAD") that increases government control over the allocation of U.S. dollars in the country. The availability of U.S. dollars under the SICAD market for Avon has been limited to-date. We are still evaluating our future access to funds through the SICAD or other similar markets.
We account for Venezuela as a highly inflationary economy. Effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of 32%. As a result of the change in the official rate to 6.30, we recorded a one-time, after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at the U.S. historic dollar cost subsequent to the devaluation. Therefore, these costs impacted the income statement during 2013 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their U.S. historic dollar value. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, 2013 operating profit and net income were negatively impacted by $50, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. Results for periods prior to 2013 were not impacted by the change in the official rate in February of 2013.
At December 31, 2013, we had a net asset position of $252 associated with our operations in Venezuela, which included cash balances of $136, of which approximately $135 was denominated in Bolívares remeasured at the December 31, 2013 official exchange rate of 6.30. Of the $252 net asset position, approximately $92 was associated with Bolívar-denominated monetary net assets and prepaid income taxes. During 2013, Avon Venezuela represented approximately 5% of Avon’s consolidated revenue and 7% of Avon’s consolidated Adjusted operating profit. The costs associated with acquiring goods that required settlement in U.S. dollars included within Venezuela's operating profit were not significant during 2013, and were approximately $18 during 2012.
To illustrate our sensitivity to potential future changes in the official exchange rate in Venezuela, if the official exchange rate was further devalued by 50% as of December 31, 2013, or from the official rate of 6.3 to a rate of 12.6 Bolívares to the U.S. dollar, our results would be negatively impacted as follows:

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

•
We would likely incur an immediate charge of approximately $37 (a charge of approximately $42 in other expense, net and a benefit of approximately $5 in income taxes) associated with the $92 of Bolívar-denominated monetary net assets and prepaid income taxes.

Additionally, if an alternative source of exchange, which may include the SICAD market, were to become widely available at 12.6 Bolívares to the U.S. dollar, which would represent a 50% devaluation from the official exchange rate for the existing U.S. dollar-denominated liabilities, as of December 31, 2013, we would likely incur an immediate charge of approximately $2, and may also incur higher ongoing costs.
At December 31, 2013, Avon Venezuela had pending requests submitted with an agency of the Venezuelan government for approximately $54 for remittance of dividends and royalties to its parent company in the U.S. These outstanding requests had been periodically submitted between 2005 and 2012. We are currently unable to predict the likelihood of government approvals of these requests, or if approved, the estimated time for remittance.

In late 2011, the Argentine government introduced restrictive currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At December 31, 2013, we had a net asset position of $83 associated with our operations in Argentina. During 2013, Avon Argentina represented approximately 4% of Avon’s consolidated revenue, 10% of Avon's consolidated operating profit and 6% of Avon’s consolidated Adjusted operating profit.
To illustrate our sensitivity to potential future changes in the exchange rate in Argentina, if the exchange rate was devalued by approximately 50% from the average exchange rate of Argentina's 2013 results, and using the 2013 results, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 2% and annualized consolidated operating profit would likely be negatively impacted by approximately 3% prospectively. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
As of December 31, 2013, we did not account for Argentina as a highly inflationary economy. As a result, any potential devaluation would not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.
Latin America – 2012 Compared to 2011

			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$4,993.7	$5,161.8	(3)%	5%
Operating profit	443.9	634.0	(30)%	(20)%
CTI restructuring	19.6	3.1
Adjusted operating profit	$463.5	$637.1	(27)%	(17)%

Operating margin	8.9%	12.3%	(3.4)	(3.0)
CTI restructuring	.4	.1
Adjusted operating margin	9.3%	12.3%	(3.0)	(2.6)

Change in Active Representatives				3%
Change in units sold				2%
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
Constant $ revenue growth in Brazil was driven by an increase in Active Representatives. Revenue growth in Brazil was negatively impacted by decreased demand, which was partially due to increased competition, as well as uncompetitive pricing in Fashion and Home during the first half of 2012. Brazil’s sales of Beauty products declined 11% and sales of Fashion & Home products declined 15%, both negatively impacted by foreign exchange. On a Constant $ basis, Brazil’s sales of Beauty products increased 4% and sales of Fashion & Home products were flat.
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
Operating margin was negatively impacted by .3 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin declined 3.0 points, or 2.6 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.5 points due to lower gross margin caused primarily by .9 points from higher supply chain costs not offset by pricing. Gross margin was also negatively impacted by .9 points from foreign exchange and .7 points from the unfavorable net impact of pricing and mix;

•	a decline of .8 points from increased overhead, primarily due to wage inflation outpacing revenue growth;

•	a benefit of .4 points from lower bad debt expense; and

•	a benefit of .3 points from lower advertising costs.

Europe, Middle East & Africa – 2013 Compared to 2012

			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$2,898.4	$2,914.2	(1)%	2%
Operating profit	406.7	312.8	30%	34%
CTI restructuring	17.7	11.8
Adjusted operating profit	$424.4	$324.6	31%	35%

Operating margin	14.0%	10.7%	3.3	3.4
CTI restructuring	.6	.4
Adjusted operating margin	14.6%	11.1%	3.5	3.6

Change in Active Representatives				1%
Change in units sold				—%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 1% compared to the prior-year period due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 2% primarily due to an increase in Active Representatives and higher average order. The region’s Constant $ revenue benefited from growth in South Africa, Russia and Turkey. This growth was partially offset by a decline in the United Kingdom.
In Russia, revenue declined 1%, or grew 2% on a Constant $ basis, primarily due to an increase in Active Representatives, which was partially offset by lower average order. During the second half of 2013, average order in Russia was negatively impacted by product portfolio mix and merchandising execution coupled with the weaker economy. In the United Kingdom, revenue declined 6%, or 5% on a Constant $ basis, negatively impacted by a decrease in Active Representatives, which was partially offset by higher average order. In Turkey, revenue declined 5%, unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue grew 2%, as higher average order was partially offset by a decrease in Active Representatives. In South Africa, revenue declined 8%, unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 9%, primarily due to higher average order from successful marketing strategies and Representative mix.
Operating margin was negatively impacted by .2 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 3.5 points, or 3.6 points on a Constant $ basis, primarily as a result of:

•
a benefit of 1.9 points due to higher gross margin caused primarily by lower supply chain costs, largely due to lower material and overhead costs together with the benefits from productivity initiatives, including facility rationalization. These items were partially offset by the unfavorable net impact of mix and pricing of .5 points as a result of discounts and the unfavorable impact of foreign exchange;

•
a benefit of .9 points from lower bad debt expense partially due to a higher provision in the first quarter of 2012 to increase reserves for bad debts in South Africa as a result of growth in new territories, of which .5 points was an adjustment associated with prior periods. Bad debt expense was also favorably impacted by the change in estimate of the collection of our receivables which increased bad debt in the prior-year period that did not recur in 2013; and

•	a benefit of .5 points from lower net brochure costs, partially impacted by initiatives to reduce the cost of our brochures in various European markets.

Europe, Middle East & Africa – 2012 Compared to 2011

			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$2,914.2	$3,122.8	(7)%	(1)%
Operating profit	312.8	478.9	(35)%	(27)%
CTI restructuring	11.8	5.3
Adjusted operating profit	$324.6	$484.2	(33)%	(26)%

Operating margin	10.7%	15.3%	(4.6)	(4.1)
CTI restructuring	.4	.2
Adjusted operating margin	11.1%	15.5%	(4.4)	(3.9)

Change in Active Representatives				—%
Change in units sold				—%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue declined 7% primarily due to unfavorable foreign exchange. On a Constant $ basis, revenue declined 1%, impacted by approximately 1 point due to a nonrecurring item in the prior-year period. During 2011, the United Kingdom’s revenue benefited from the settlement of a long time dispute associated with an estimated VAT liability. The region’s Constant $ revenue was impacted by declines in the United Kingdom and Turkey, partially reflecting a continued weak macroeconomic environment, competition and executional challenges. Growth in South Africa partially offset these declines.
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
Operating margin was negatively impacted by .2 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin declined 4.4 points, or 3.9 points on a Constant $ basis, primarily as a result of:

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

North America – 2013 Compared to 2012

			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$1,458.2	$1,751.1	(17)%	(16)%
Operating loss	(60.1)	(4.7)	*	*
CTI restructuring	12.5	30.5
Adjusted operating (loss) profit	$(47.6)	$25.8	*	*

Operating margin	(4.1)%	(.3)%	(3.8)	(3.9)
CTI restructuring	.9	1.7
Adjusted operating margin	(3.3)%	1.5%	(4.8)	(4.7)

Change in Active Representatives				(15)%
Change in units sold				(17)%
*Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
In the second quarter of 2013, Silpada was classified within discontinued operations. See Note 3, Discontinued Operations on pages F-15 through F-17 of our 2013 Annual Report for more information. Accordingly, the amounts for North America exclude the results of Silpada for all periods presented.
Total revenue decreased 17% compared to the prior-year period, or 16% on a Constant $ basis, primarily due to a decrease in Active Representatives. Active Representatives were negatively impacted by recruitment challenges. Sales from Beauty products declined 19%, on both a reported and Constant $ basis, driven primarily by skincare. Sales from Fashion & Home products declined 14%, or 13% on a Constant $ basis.
In the second half of 2013, revenue in Canada was adversely impacted due to significant field disruptions as a result of the piloting of the SMT technology platform and associated business process changes initiated in the second quarter of 2013. See "Global and other expenses" in this MD&A for more information on SMT.
Operating margin benefited by .8 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin declined 4.8 points, or 4.7 points on a Constant $ basis, primarily as a result of:

•
a decline of 4.3 points due to the net impact of declining revenue with respect to our fixed expenses, partially offset by lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were primarily associated with the $400M Cost Savings Initiative, and reduced field spending;

•	a decline of .9 points with respect to transportation expenses, due to the net impact of declining revenue and increased costs per unit as a result of lower volume;

•
a decline of .6 points due to lower gross margin caused primarily by .7 points from unfavorable supply chain costs, partially as a result of .3 points that benefited the prior-year period for out-of-period adjustments associated with vendor liabilities, and the impact of lower unit volume that was partially offset by productivity initiatives; and

•	a benefit of .6 points from lower net brochure costs impacted by initiatives to reduce the cost of our brochures and the number of brochures printed as a result of lower Representative count.
We continue to expect weak financial results within North America as we address continued deterioration in the business. We are focused on restoring field health, improving our brochure and creating a sustainable cost base which may include additional restructuring actions.

North America – 2012 Compared to 2011

			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$1,751.1	$1,872.5	(6)%	(6)%
Operating (loss) profit	(4.7)	49.4	*	*
CTI restructuring	30.5	24.7
Adjusted operating profit	$25.8	$74.1	(65)%	(65)%

Operating margin	(.3)%	2.6%	(2.9)	(2.9)
CTI restructuring	1.7	1.3
Adjusted operating margin	1.5%	4.0%	(2.5)	(2.5)

Change in Active Representatives				(12)%
Change in units sold				(6)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 6% on both a reported and Constant $ basis, primarily due to a decrease in Active Representatives, partially offset by larger average order which was primarily due to Representative mix. Sales from Beauty products declined 8%, or 7% on a Constant $ basis. Sales from Fashion & Home products declined 6%, on both a reported and Constant $ basis.
Operating margin was negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin declined 2.5 points on both a reported and Constant $ basis, primarily as a result of:

•	a decline of 2.5 points from higher Representative and sales leader investment, primarily due to costs related to the One Simple Sales Model implementation in the U.S.;

•
a decline of 1.6 points due to lower gross margin caused primarily by approximately .8 points from the unfavorable net impact of mix and pricing and approximately .7 points from higher supply chain costs primarily due to higher obsolescence costs. These were partially offset by a benefit of out-of-period adjustments associated with vendor liabilities of .3 points;

•	a decline of .4 points from higher brochure costs;

•	a benefit of 1.7 points from lower overhead costs, primarily due to headcount reduction; and

•	a benefit of .5 points from lower advertising costs.
Asia Pacific – 2013 Compared to 2012

			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$757.9	$902.4	(16)%	(15)%
Operating (loss) profit	(12.1)	5.1	*	*
CTI restructuring	5.0	18.2
China impairment and other charges	42.1	44.0
Adjusted operating profit	$35.0	$67.3	(48)%	(46)%

Operating margin	(1.6)%	.6%	(2.2)	(1.8)
CTI restructuring	.7	2.0
China impairment and other charges	5.6	4.9
Adjusted operating margin	4.6%	7.5%	(2.9)	(2.7)

Change in Active Representatives(1)				(10)%
Change in units sold				(16)%
(1) Excludes China. See "Overview" in this MD&A for a discussion of the update to the definition of Change in Active Representatives and rationale for exclusion of China from the calculation of Active Representatives.
*Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

Total revenue declined 16% compared to the prior-year period, or 15% on a Constant $ basis, driven by the unfavorable results of our China operations and a decrease in Active Representatives in the other Asia Pacific markets. The region's revenue was also negatively impacted by approximately 1 point as a result of our decision to exit the South Korea and Vietnam markets. Revenue in the Philippines declined 5%, or 4% on a Constant $ basis, as operational challenges in that market contributed to the decrease in Active Representatives and a decline in unit sales. Revenue in China declined 42%, or 44% on a Constant $ basis, primarily due to declines in unit sales. We have experienced operational challenges in China and the number of beauty boutiques has declined. Additionally, we began our transition to a retail incentive model during the third quarter of 2012, which negatively impacted the region's Constant $ revenue during the first half of 2013. During the second half of 2013, we also took actions intended to reduce inventory levels held by the beauty boutiques, which negatively impacted our sales to the beauty boutiques in China.
Operating margin was negatively impacted by .7 points as compared to the prior-year period due to a larger impact from non-cash goodwill and intangible asset impairment charges associated with our China business during 2013. The non-cash goodwill and intangible assets impairment charge in the third quarter of 2013 was recorded based on an interim impairment analysis, which was completed as a result of the significant lowering of our long-term revenue and earnings projections for China and the decline in revenue performance in China in the third quarter of 2013, which was significantly in excess of our expectations. See Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2013 Annual Report for more information. Operating margin benefited by 1.3 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 2.9 points, or 2.7 points on a Constant $ basis, primarily as a result of:

•
a decline of 1.5 points due to lower gross margin caused primarily by 1.0 point of unfavorable supply chain costs, primarily driven by higher material costs and the impact of lower unit volume that was partially offset by productivity initiatives. Gross margin was also negatively impacted by the net impact of mix and pricing by approximately .9 points partially driven by the underperformance of skincare;

•	a decline of .6 points due to an adjustment associated with prior periods related to bad debt expense in the Philippines; and

•
the unfavorable impact of lower revenue on fixed costs was significantly offset by benefits from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative, resulting in a net negative impact on Adjusted operating margin of approximately 1.0 point.

Asia Pacific overall remains challenging and we expect weak financial results in the near-term.
Asia Pacific – 2012 Compared to 2011

			%/Point Change
	2012	2011	US$	Constant $
Total revenue	$902.4	$942.4	(4)%	(5)%
Operating profit	5.1	81.4	(94)%	(95)%
CTI restructuring	18.2	(.3)
China impairment and other charges	44.0	—
Adjusted operating profit	$67.3	$81.1	(17)%	(19)%

Operating margin	.6%	8.6%	(8.0)	(8.2)
CTI restructuring	2.0	—
China impairment and other charges	4.9	—
Adjusted operating margin	7.5%	8.6%	(1.1)	(1.3)

Change in Active Representatives(1)				(1)%
Change in units sold				(7)%
(1) Excludes China. See "Overview" in this MD&A for a discussion of the update to the definition of Change in Active Representatives and rationale for exclusion of China from the calculation of Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Total revenue declined 4%, or 5% on a Constant $ basis, primarily due to the unfavorable results of our China operations and a decrease in Active Representatives in certain other Asia Pacific markets. Revenue in China declined 22%, or 24% in Constant $, due to declines in unit sales resulting from continuing weak performance in that market. Revenue in the Philippines grew 7%, or 4% in Constant $, driven by growth in Active Representatives.

Operating margin was negatively impacted by 4.9 points by a non-cash goodwill impairment charge associated with our China business. See Note 17, Goodwill and Intangible Assets on pages F-49 through F-51 of our 2013 Annual Report for more information. Operating margin was also negatively impacted by 2.0 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin declined 1.1 points, or 1.3 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.1 points due to lower gross margin caused primarily by .7 points from the unfavorable net impact of mix and higher pricing primarily due to weakness in skincare;

•	a decline of 1.2 points due to wage inflation outpacing revenue growth, partially offset by restructuring savings; and

•	a benefit of .8 points from lower Representative and sales leader investment, primarily due to China as a result of our transition to a retail compensation model in that market.

Liquidity and Capital Resources
Our principal sources of funds historically have been cash flows from operations, borrowings under lines of credit, public offerings of notes, bank financings, issuance of commercial paper and a private placement. At December 31, 2013 we had cash and cash equivalents totaling $1,108. We held cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $135 when translated at the official exchange rate at December 31, 2013. Currency restrictions enacted by the Venezuelan government have limited our ability to repatriate dividends and royalties from our Venezuelan operations. For more information with respect to these currency restrictions and the currency devaluation, see "Segment Review - Latin America" in this MD&A above, and for more information regarding risks with respect to these currency restrictions, see "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" included in Item 1A on pages 8 through 17 of our 2013 Annual Report.
In March 2013, we entered into a revolving credit facility (as defined below under "Capital Resources - Revolving Credit Facility") and issued $1.5 billion aggregate principal amount of Notes (as defined below under "Capital Resources - Public Notes"), which we believe improved our capital structure and extended the maturity profile of our long-term debt. The proceeds from the Notes were used to repay existing debt.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. For more information see "Risk Factors - A downgrade in our credit ratings may adversely affect our business and access to liquidity, and our working capital," "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A on pages 8 through 17 of our 2013 Annual Report.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 16, Contingencies on pages F-47 through F-49 of our 2013 Annual Report. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2 of our 2013 Annual Report.
Balance Sheet Data

	2013	2012
Cash and cash equivalents	$1,107.9	$1,206.9
Total debt	2,720.7	3,195.8
Working capital	1,238.6	1,224.3

Cash Flows

	2013	2012	2011
Net cash from continuing operating activities	$539.6	$544.0	$628.1
Net cash from continuing investing activities	(173.4)	(213.4)	(267.4)
Net cash from continuing financing activities	(467.9)	(401.3)	(284.5)
Effect of exchange rate changes on cash and equivalents	(80.8)	23.4	(37.2)
Net Cash from Continuing Operating Activities
Net cash provided by continuing operating activities during 2013 was $4.4 lower than during 2012. Operating cash flow during 2013 was unfavorably impacted by the make-whole premiums of approximately $90 paid in connection with the prepayment of the Private Notes and the 2014 Notes, a $25 contribution to the United Kingdom pension plan in 2013 as a result of our decision to freeze the plan, and higher payments for employee incentive compensation. Substantially offsetting these unfavorable impacts was improved Adjusted operating profit.
Net cash provided by continuing operating activities during 2012 was $84.1 lower than during 2011. Operating cash flow during 2012 was negatively impacted primarily by lower cash related net income and higher payments associated with CTI restructuring compared to 2011. Partially offsetting these negative impacts were improvements in working capital, lower contributions to the U.S. pension plan and a payment in 2011 associated with a long-term incentive compensation plan of approximately $36 that did not recur in 2012.
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2013 Annual Report). Our funding policy for these plans is based on legal requirements and available cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates" of this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $50 to $55 to our U.S. pension and postretirement plans and in the range of $30 to $35 to our international pension and postretirement plans during 2014.
Net Cash from Continuing Investing Activities
Net cash used by continuing investing activities during 2013 was $40.0 lower than during 2012, primarily due to lower capital expenditures, as well as higher proceeds received for the disposal of assets, primarily in the U.S, due to the sale of facilities associated with our restructuring initiatives. Net cash used by continuing investing activities during 2012 was $54.0 lower than during 2011 primarily due to lower capital expenditures.
Capital expenditures during 2013 were $197.3 compared with $228.5 during 2012, driven by lower spend associated with SMT primarily due to the launch of the pilot in Canada, and to a lesser extent, the decision to halt the further roll-out of SMT beyond Canada in the fourth quarter of 2013. Capital expenditures during 2012 were $228.5 compared with $276.4 during 2011, as 2011 included higher investment associated with new distribution facilities in Latin America. Capital expenditures in 2014 are currently expected to be approximately $200 to $230 and are expected to be funded by cash from operations.
Net Cash from Continuing Financing Activities
Net cash used by continuing financing activities was $467.9 during 2013 compared to $401.3 during 2012 primarily due to the prepayment of $535.0 principal amount of the Private Notes (as defined below), the prepayment of $500.0 principal amount of the 2014 Notes (as defined below), the repayment of $497.5 of the outstanding principal amount of the term loan agreement, the scheduled repayment of $250.0 principal amount of the 4.80% Notes (as defined below), the scheduled repayment of $125.0 principal amount of the 4.625% Notes (as defined below) and lower debt issuances in various markets. This was partially offset by proceeds of $1.5 billion related to issuance of the Notes (as defined below) in the first quarter of 2013 as compared to proceeds of $550.0 related to borrowings under our term loan agreement in 2012, as well as lower repayments of commercial paper and lower dividend payments in 2013. See Note 5, Debt and Other Financing on pages F-18 through F-21 of our 2013 Annual Report for more information. In addition, during 2013 we had proceeds of $88.1 related to the termination of interest-rate swap agreements designated as fair value hedges, compared to proceeds of $43.6 during 2012. See Note 8, Financial Instruments and Risk Management on pages F-25 through F-28 of our 2013 Annual Report for more information.
Net cash used by continuing financing activities during 2012 was $401.3 compared with $284.5 in 2011, primarily due to lower issuances of commercial paper, and was partially offset by the proceeds of $550.0 related to the term loan agreement entered into during 2012, the scheduled repayment of $500.0 principal amount of notes in 2011, lower dividend payments in 2012 and proceeds of $43.6 during 2012 related to the termination of two of our interest-rate swap agreements designated as fair value hedges. See Note 8, Financial Instruments and Risk Management on pages F-25 through F-28 of our 2013 Annual Report for more information.
We purchased approximately .5 million shares of our common stock for $9.4 during 2013, as compared to .5 million shares of our common stock for $8.8 during 2012 and .4 million shares for $7.7 during 2011, through repurchases by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
We have maintained a quarterly dividend of $.06 per share for 2013. During the full year 2011 and the first nine months of 2012 our quarterly dividend payments were $.23 per share, whereas in the fourth quarter of 2012 our quarterly dividend payment was $.06 per share. We have maintained the dividend of $.06 per share for the first quarter of 2014.
Debt and Contractual Financial Obligations and Commitments
At December 31, 2013, our debt and contractual financial obligations and commitments by due dates were as follows:

	2014	2015	2016	2017	2018	2019 and Beyond	Total
Short-term debt	$176.5	$—	$—	$—	$—	$—	$176.5
Long-term debt	—	43.5	250.0	—	500.0	1,600.0	2,393.5
Capital lease and financing obligations(1)	11.5	10.2	8.6	6.2	6.5	16.6	59.6
Total debt	188.0	53.7	258.6	6.2	506.5	1,616.6	2,629.6
Debt-related interest	121.0	120.8	115.6	114.3	97.8	89.5	659.0
Total debt-related	309.0	174.5	374.2	120.5	604.3	1,706.1	3,288.6
Operating leases	103.0	83.8	72.2	61.0	40.4	146.3	506.7
Purchase obligations	169.1	62.2	15.4	8.2	3.6	4.6	263.1
Benefit obligations(2)	86.0	30.2	29.8	27.9	26.7	144.1	344.7
Total debt and contractual financial obligations and commitments(3)	$667.1	$350.7	$491.6	$217.6	$675.0	$2,001.1	$4,403.1

(1)
Capital lease and financing obligations is primarily comprised of $44.5 related to the sale and leaseback of equipment in one of our distribution facilities in North America entered into in 2009 and $11.6 of capital leases which were primarily related to automobiles and equipment.

(2)
Amounts represent expected future benefit payments for our unfunded pension and postretirement benefit plans, as well as expected contributions for 2014 to our funded pension benefit plans. We are not able to estimate our contributions to our funded pension and postretirement plans beyond 2014.

(3)
The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on non-binding purchase orders of inventory. The table does not include any reserves for uncertain income tax positions because we are unable to reasonably predict the ultimate amount or timing of settlement of these uncertain income tax positions. At December 31, 2013, our reserves for uncertain income tax positions, including interest and penalties, totaled $22.1.

See Note 5, Debt and Other Financing, and Note 14, Leases and Commitments, on pages F-18 through F-21, and on page F-43, respectively, of our 2013 Annual Report for more information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 15, Restructuring Initiatives on pages F-43 through F-47 of our 2013 Annual Report, we have a remaining liability of $48.5 associated with our $400M Cost Savings Initiative, at December 31, 2013. We also have a remaining liability of $14.3 associated with other restructuring initiatives approved during 2012, and $1.2 associated with the restructuring charges recorded to-date under the 2005 and 2009 Restructuring Programs, at December 31, 2013. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2014.

Off Balance Sheet Arrangements
At December 31, 2013, we had no material off-balance-sheet arrangements.

Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below under "Commercial Paper Program," the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. The revolving credit facility may be used for general corporate purposes. As of December 31, 2013, there were no amounts outstanding under the revolving credit facility, and as of December 31, 2012, there were no amounts outstanding under the 2010 revolving credit facility.
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
In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily related to (i) adding a provision whereby the lenders may, at our discretion, decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below under "Debt Covenants"). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below under "Public Notes"), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. At December 31, 2013, there was $52.5 outstanding under the term loan agreement.
Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The debt agreements also contain covenants that limit our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.75:1 at the end of the fiscal quarter ended December 31, 2013 and each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of December 31, 2013, and based on then applicable interest rates, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $0 at

December 31, 2013), could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended December 31, 2013.
The indentures governing the notes described under the caption “Public Notes” below contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase the 5.75% Notes due March 1, 2018, the 6.50% Notes, due March 1, 2019 and each series of the Notes (as defined below) at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings.
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
The 4.80% Notes due March 1, 2013 were repaid in full at maturity. On April 15, 2013 we prepaid the 2014 Notes at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 8, Financial Instruments and Risk Management on pages F-25 through F-28 of our 2013 Annual Report for more information. In addition, the 4.625% Notes due May 15, 2013 were repaid in full at maturity.
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
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. Beginning in 2012 and continuing through 2013, the demand for our commercial paper declined, partially impacted by the rating agency actions described below. We have not had significant borrowings of commercial paper in 2013, and as of December 31, 2013, there was no outstanding commercial paper under this program.

Additional Information
Our long-term credit ratings are Baa3 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB (Negative Outlook) with Fitch, which is below investment grade. In February 2013, Fitch lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook) and Moody's lowered their long-term credit rating from Baa1 (Negative Outlook) to Baa2 (Stable Outlook). In November 2013, Fitch lowered their long-term credit rating from BB+ (Stable Outlook) to BB (Negative Outlook) and Moody's placed Avon's long-term credit rating of Baa2 (Stable Outlook) on review for possible downgrade. In February 2014, Moody’s lowered their long-term credit rating from Baa2 (Stable Outlook) to Baa3 (Stable Outlook). Additional rating agency reviews could result in a further change in outlook or downgrade, which could limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," “Risk Factors - A downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital,” and “Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions” included in Item 1A on pages 8 through 17 of our 2013 Annual Report.
Please also see Note 5, Debt and Other Financing on pages F-18 through F-21 of our 2013 Annual Report for more information relating to our debt and the maturities thereof.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The overall objective of our financial risk management program is to reduce the potential negative effects from changes in foreign exchange and interest rates arising from our business activities. We may reduce our exposure to fluctuations in cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments and through operational means. Since we use foreign currency rate-sensitive instruments to hedge a portion of our existing and forecasted transactions, we expect that any loss in value for the hedge instruments generally would be offset by changes in the value of the underlying transactions.
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
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. At December 31, 2012, we held interest rate swap agreements that effectively converted approximately 62% of our outstanding long-term, fixed-rate borrowings to variable interest rates based on LIBOR. As of December 31, 2013, we do not have any interest-rate swap agreements. Our total exposure to floating interest rates was approximately 8% at December 31, 2013, and 69% at December 31, 2012.
Our long-term borrowings were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2013, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, approximately 87% of our consolidated revenue was derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments to fund ongoing activities. At December 31, 2013, the primary currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Canadian dollar, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South Africa rand, Turkish lira, Ukranian hryvna and Venezuelan bolívar.

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
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our outstanding foreign exchange contracts at December 31, 2013, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2013, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $3.4 at December 31, 2013. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
See Note 8, Financial Instruments and Risk Management on pages F-25 through F-28 of our 2013 Annual Report for more information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2013, was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2013 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013. Their report is included on page F-2 of our 2013 Annual Report.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Information regarding directors is incorporated by reference to the "Proposal 1 - Election of Directors" and "Information Concerning the Board of Directors" sections of our proxy statement for the 2014 Annual Meeting of Shareholders ("2014 Proxy Statement").
Executive Officers
Information regarding executive officers is incorporated by reference to the "Executive Officers" section of our 2014 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2014 Proxy Statement.
Code of Conduct
We have adopted a Code of Conduct, amended in June 2013, that applies to all members of the Board of Directors and to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. Our Code of Conduct is available, free of charge, on our investor website, www.avoninvestor.com. Our Code of Conduct is also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 777 Third Avenue, New York, N.Y. 10017-1307, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. None of the provisions of the Code of Conduct may be waived. However, any amendment to, or waiver from, the provisions of the Code of Conduct that applies to any of those officers would be posted to the same location on our website in accordance with applicable rules.
Audit Committee; Audit Committee Financial Expert
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2014 Proxy Statement.
Material Changes in Nominating Procedures
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2014 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to the "Information Concerning the Board of Directors," "Executive Compensation" and "Director Compensation" sections of our 2014 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the "Equity Compensation Plan Information" and "Ownership of Shares" sections of our 2014 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Transactions with Related Persons" sections of our 2014 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to the "Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of our 2014 Proxy Statement.

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
4.1
Indenture, dated as of May 13, 2003, between Avon, as Issuer, and JPMorgan Chase Bank, as Trustee, relating to $250.0 aggregate principal amount of 4.20% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

4.5
Fifth Supplemental Indenture, dated as of March 12, 2013, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 2.375% Notes due 2016 (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on March 13, 2013).

4.6
Sixth Supplemental Indenture, dated as of March 12, 2013, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 4.600% Notes due 2020 (incorporated by reference to Exhibit 4.3 to Avon’s Current Report on Form 8-K filed on March 13, 2013).

4.7
Seventh Supplemental Indenture, dated as of March 12, 2013, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 5.000% Notes due 2023 (incorporated by reference to Exhibit 4.4 to Avon’s Current Report on Form 8-K filed on March 13, 2013).

4.8
Eighth Supplemental Indenture, dated as of March 12, 2013, between Avon Products, Inc. and Deutsche Bank Trust Company Americas, as Trustee, with respect to the issuance of the 6.950% Notes due 2043 (incorporated by reference to Exhibit 4.5 to Avon’s Current Report on Form 8-K filed on March 13, 2013).

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

10.6*	Avon Products, Inc. 2005 Stock Incentive Plan (incorporated by reference to Appendix G to Avon’s Proxy Statement as filed on March 28, 2005).
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

10.11*	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed on March 25, 2010).
10.12*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on May 24, 2010).
10.13*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.14*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.15*
Form of Performance Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 8, 2011).

10.16*
Form of Performance Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.17*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 8, 2011).

10.18*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.19*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.20*	Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on April 2, 2013).
10.21*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon’s Current Report on Form 8-K filed on May 7, 2013).

10.22*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Avon’s Current Report on Form 8-K filed on May 7, 2013).

10.23*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Avon’s Current Report on Form 8-K filed on May 7, 2013).

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

10.28*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.28 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.29*
Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.30*	Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Appendix B to Avon’s Proxy Statement as filed on April 2, 2013).
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

10.33*
Second Amendment, dated as of September 19, 2012, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.34*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.35*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.36*
Avon Products, Inc. Amended and Restated Compensation Recoupment Policy, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.41 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.37*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.38*
Avon Products, Inc. Amended and Restated Change in Control Policy, dated as of January 9, 2013 (incorporated by reference to Exhibit 10.43 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.39*
Avon Products, Inc. Long Term Incentive Cash Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.40*
Employment Offer Letter Agreement, dated as of May 18, 2011, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.41*
Amendment to Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.51 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.42*
Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Fernando Acosta (incorporated by reference to Exhibit 10.52 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.43*	Letter Agreement, dated as of April 4, 2012, between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on April 10, 2012).
10.44*
Restricted Stock Unit Award Agreement dated as of April 23, 2012 between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.45*	Employment Offer Letter Agreement, dated as of October 26, 2012, between the Company and Patricia Perez-Ayala.
10.46*	Employment Offer Letter Agreement, dated as of May 15, 2013, between the Company and Pablo Munoz.
10.47	Guarantee of Avon Products, Inc. dated as of August 31, 2005 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).
10.48
Revolving Credit Agreement, dated as of March 13, 2013, among Avon Products, Inc., Avon Capital Corporation, the banks and other lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 13, 2013).

10.49
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

10.50
Amendment No 1. to the Term Loan Agreement, dated as of March 12, 2013, among Avon Products, Inc., the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on March 13, 2013).

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
Avon’s Annual Report on Form 10-K for the year ended December 31, 2013, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2014.

Avon Products, Inc.

/s/ Robert Loughran
Robert Loughran
Vice President and
Corporate Controller - Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHERILYN S. MCCOY	Chief Executive Officer – Principal Executive Officer	February 26, 2014
Sherilyn S. McCoy

/s/ KIMBERLY ROSS	Executive Vice President and Chief Financial Officer – Principal Financial Officer	February 26, 2014
Kimberly Ross

/s/ ROBERT LOUGHRAN	Vice President and Corporate Controller – Principal Accounting Officer	February 26, 2014
Robert Loughran

/s/ DOUGLAS R. CONANT	Director	February 26, 2014
Douglas R. Conant

/s/ W. DON CORNWELL	Director	February 26, 2014
W. Don Cornwell

/s/ V. ANN HAILEY	Director	February 26, 2014
V. Ann Hailey

/s/ NANCY KILLEFER	Director	February 26, 2014
Nancy Killefer

/s/ MARIA ELENA LAGOMASINO	Director	February 26, 2014
Maria Elena Lagomasino

/s/ SARA MATHEW	Director	February 26, 2014
Sara Mathew

/s/ ANN S. MOORE	Director	February 25, 2014
Ann S. Moore

/s/ CHARLES H. NOSKI	Director	February 26, 2014
Charles H. Noski

/s/ GARY M. RODKIN	Director	February 26, 2014
Gary M. Rodkin

/s/ PAULA STERN	Director	February 26, 2014
Paula Stern

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Avon Products, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products, Inc. at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2014

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)
Years ended December 31	2013	2012	2011
Net sales	$9,764.4	$10,405.3	$10,935.4
Other revenue	190.6	156.1	164.1
Total revenue	9,955.0	10,561.4	11,099.5
Costs, expenses and other:
Cost of sales	3,772.5	4,103.1	4,065.0
Selling, general and administrative expenses	5,713.2	5,889.3	5,942.5
Impairment of goodwill and intangible asset	42.1	44.0	—
Operating profit	427.2	525.0	1,092.0
Interest expense	120.6	104.3	92.9
Loss on extinguishment of debt	86.0	—	—
Interest income	(25.9)	(15.1)	(16.4)
Other expense, net	83.9	7.1	35.4
Total other expenses	264.6	96.3	111.9
Income from continuing operations, before taxes	162.6	428.7	980.1
Income taxes	(163.6)	(335.4)	(304.5)
(Loss) income from continuing operations, net of tax	(1.0)	93.3	675.6
Loss from discontinued operations, net of tax	(50.9)	(131.5)	(157.8)
Net (loss) income	(51.9)	(38.2)	517.8
Net income attributable to noncontrolling interests	(4.5)	(4.3)	(4.2)
Net (loss) income attributable to Avon	$(56.4)	$(42.5)	$513.6
(Loss) earnings per share:
Basic from continuing operations	$(0.01)	$0.20	$1.55
Basic from discontinued operations	$(0.12)	$(0.30)	$(0.37)
Basic attributable to Avon	$(0.13)	$(0.10)	$1.18

Diluted from continuing operations	$(0.01)	$0.20	$1.54
Diluted from discontinued operations	$(0.12)	$(0.30)	$(0.36)
Diluted attributable to Avon	$(0.13)	$(0.10)	$1.18
Weighted-average shares outstanding:
Basic	433.4	431.9	430.5
Diluted	433.4	432.5	432.1
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
Years ended December 31	2013	2012	2011
Net (loss) income	$(51.9)	$(38.2)	$517.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(112.8)	0.4	(176.1)
Change in derivative losses on cash flow hedges, net of taxes of $.9, $2.1, and $2.1	1.7	3.9	3.9
Change in derivative losses on net investment hedges	—	(1.5)	(2.8)
Amortization of net actuarial loss and prior service cost, net of taxes of $16.5, $15.8 and $14.5	35.7	33.9	29.4
Adjustments of net actuarial loss and prior service cost, net of taxes of $39.2, $(17.8) and $(46.9)	80.6	(58.4)	(103.4)
Total other comprehensive income (loss), net of taxes	5.2	(21.7)	(249.0)
Comprehensive (loss) income	(46.7)	(59.9)	268.8
Less: comprehensive income (loss) attributable to noncontrolling interests	1.2	1.4	(1.3)
Comprehensive (loss) income attributable to Avon	$(47.9)	$(61.3)	$270.1
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
December 31	2013	2012
Assets
Current Assets
Cash, including cash equivalents of $576.2 and $762.9	$1,107.9	$1,206.9
Accounts receivable (less allowances of $147.2 and $161.1)	676.3	752.1
Inventories	1,005.6	1,101.1
Prepaid expenses and other	689.3	827.0
Current assets of discontinued operations	—	41.8
Total current assets	$3,479.1	$3,928.9
Property, plant and equipment, at cost
Land	55.3	62.9
Buildings and improvements	1,085.3	1,146.0
Equipment	1,343.9	1,475.9
	2,484.5	2,684.8
Less accumulated depreciation	(1,091.2)	(1,158.8)
	1,393.3	1,526.0
Goodwill	282.5	330.3
Other intangible assets, net	33.5	40.6
Other assets	1,303.9	1,407.9
Noncurrent assets of discontinued operations	—	148.8
Total assets	$6,492.3	$7,382.5
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$188.0	$572.0
Accounts payable	896.5	914.3
Accrued compensation	271.2	264.7
Other accrued liabilities	652.6	645.3
Sales and taxes other than income	186.8	210.6
Income taxes	45.4	73.6
Current liabilities of discontinued operations	—	24.1
Total current liabilities	2,240.5	2,704.6
Long-term debt	2,532.7	2,623.8
Employee benefit plans	398.0	637.6
Long-term income taxes	53.3	52.0
Other liabilities	140.3	131.1
Noncurrent liabilities of discontinued operations	—	0.1
Total liabilities	$5,364.8	$6,149.2
Commitments and contingencies (Notes 14 and 16)
Shareholders’ Equity
Common stock, par value $.25 - authorized 1,500 shares; issued 748.8 and 746.7 shares	$189.4	$188.3
Additional paid-in capital	2,175.6	2,119.6
Retained earnings	4,196.7	4,357.8
Accumulated other comprehensive loss	(870.4)	(876.7)
Treasury stock, at cost (314.9 and 314.5 shares)	(4,581.2)	(4,571.9)
Total Avon shareholders’ equity	1,110.1	1,217.1
Noncontrolling interests	17.4	16.2
Total shareholders’ equity	$1,127.5	$1,233.3
Total liabilities and shareholders’ equity	$6,492.3	$7,382.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2013	2012	2011
Cash Flows from Operating Activities
Net (loss) income	$(51.9)	$(38.2)	$517.8
Loss from discontinued operations, net of tax	50.9	131.5	157.8
(Loss) income from continuing operations	$(1.0)	$93.3	$675.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	164.8	161.8	173.3
Amortization	59.8	50.7	47.8
Provision for doubtful accounts	239.3	250.9	247.0
Provision for obsolescence	117.1	118.8	128.1
Share-based compensation	43.3	41.1	36.6
Foreign exchange losses (gains)	26.3	(22.4)	12.6
Deferred income taxes	(128.6)	27.9	(104.2)
Impairment of goodwill, intangible assets and SMT capitalized software	159.3	44.0	—
Charge for Venezuelan monetary assets and liabilities	34.1	—	—
Other	28.2	57.7	51.0
Changes in assets and liabilities:
Accounts receivable	(235.3)	(240.9)	(241.1)
Inventories	(78.5)	(85.0)	(203.9)
Prepaid expenses and other	77.7	59.1	24.4
Accounts payable and accrued liabilities	140.1	82.6	(59.9)
Income and other taxes	3.4	(23.3)	(51.6)
Noncurrent assets and liabilities	(110.4)	(72.3)	(107.6)
Net cash provided by operating activities of continuing operations	539.6	544.0	628.1
Cash Flows from Investing Activities
Capital expenditures	(197.3)	(228.5)	(276.4)
Disposal of assets	37.8	15.4	17.1
Acquisitions and other investing activities	—	—	(13.0)
Proceeds from sale of investments	14.3	1.2	33.7
Purchases of investments	(28.2)	(1.5)	(28.8)
Net cash used by investing activities of continuing operations	(173.4)	(213.4)	(267.4)
Cash Flows from Financing Activities*
Cash dividends	(106.8)	(329.3)	(403.4)
Debt, net (maturities of three months or less)	(1.2)	(710.5)	635.7
Proceeds from debt	1,488.2	735.8	88.9
Repayment of debt	(1,942.7)	(138.3)	(614.6)
Interest rate swap termination	88.1	43.6	—
Proceeds from exercise of stock options	19.4	8.6	16.8
Excess tax benefit realized from share-based compensation	(3.5)	(2.4)	(0.2)
Repurchase of common stock	(9.4)	(8.8)	(7.7)
Net cash used by financing activities of continuing operations	(467.9)	(401.3)	(284.5)
Cash Flows from Discontinued Operations
Net cash (used) provided by operating activities of discontinued operations	(4.0)	12.1	27.7
Net cash provided (used) by investing activities of discontinued operations	84.8	(0.3)	(1.5)
Net cash provided by discontinued operations	80.8	11.8	26.2
Effect of exchange rate changes on cash and equivalents	(80.8)	23.4	(37.2)
Net decrease in cash and equivalents	(101.7)	(35.5)	65.2
Cash and equivalents at beginning of year(1)	$1,209.6	$1,245.1	$1,179.9
Cash and equivalents at end of year(2)	$1,107.9	$1,209.6	$1,245.1
Cash paid for:
Interest, net of amounts capitalized	$224.4	$137.5	$137.4
Income taxes, net of refunds received	$296.8	$331.9	$423.8

*
Non-cash financing activities included the change in fair market value of interest-rate swap agreements of $(.7) in 2013, $(8.4) in 2012 and $53.2 in 2011 (see Note 8, Financial Instruments and Risk Management).

(1)	Includes cash and cash equivalents of discontinued operations of $2.7, $6.9 and $14.8 at the beginning of the year in 2013, 2012 and 2011, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $2.7 and $6.9 at the end of the year in 2012 and 2011, respectively.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2010	743.3	$186.6	$2,024.2	$4,610.8	$(605.8)	313.8	$(4,559.3)	$16.1	$1,672.6
Net income				513.6				4.2	517.8
Other comprehensive loss					(248.6)			(0.4)	(249.0)
Dividends - $0.92 per share				(398.3)					(398.3)
Exercise / vesting and expense of share-based compensation	1.6	0.7	53.7			—	0.7		55.1
Repurchase of common stock						0.3	(7.7)		(7.7)
Purchases and sales of noncontrolling interests, net of dividends paid of $5.1								(5.1)	(5.1)
Income tax benefits – stock transactions			(0.2)						(0.2)
Balances at December 31, 2011	744.9	$187.3	$2,077.7	$4,726.1	$(854.4)	314.1	$(4,566.3)	$14.8	$1,585.2
Net (loss) income				(42.5)				4.3	(38.2)
Other comprehensive (loss) income					(22.3)			0.6	(21.7)
Dividends - $0.75 per share				(325.8)					(325.8)
Exercise / vesting and expense of share-based compensation	1.8	1.0	44.3			(0.1)	3.2		48.5
Repurchase of common stock						0.5	(8.8)		(8.8)
Purchases and sales of noncontrolling interests, net of dividends paid of $3.5								(3.5)	(3.5)
Income tax benefits – stock transactions			(2.4)						(2.4)
Balances at December 31, 2012	746.7	$188.3	$2,119.6	$4,357.8	$(876.7)	314.5	$(4,571.9)	$16.2	$1,233.3
Net (loss) income				(56.4)				4.5	(51.9)
Other comprehensive income (loss)					6.3			(1.1)	5.2
Dividends - $0.24 per share				(104.7)					(104.7)
Exercise / vesting and expense of share-based compensation	2.1	1.1	59.5			(0.1)	0.1		60.7
Repurchase of common stock						0.5	(9.4)		(9.4)
Purchases and sales of noncontrolling interests, net of dividends paid of $2.2								(2.2)	(2.2)
Income tax benefits – stock transactions			(3.5)						(3.5)
Balances at December 31, 2013	748.8	$189.4	$2,175.6	$4,196.7	$(870.4)	314.9	$(4,581.2)	$17.4	$1,127.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share and share data)
NOTE 1. Description of the Business and Summary of Significant Accounting Policies
Business
When used in these notes, the terms "Avon," "Company," "we," "our" or "us" mean Avon Products, Inc.
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in one channel, direct selling. Our reportable segments are based on geographic operations in four regions: Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of color, fragrance, skincare and personal care. Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally by independent Representatives.
Principles of Consolidation
The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to allowances for sales returns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, the determination of discount rate and other actuarial assumptions for pension and postretirement benefit expenses, restructuring reserves, income taxes and tax valuation reserves, share-based compensation, loss contingencies and the valuation of goodwill, intangible assets and capitalized software.
Foreign Currency
Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and average exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive loss ("AOCI"). Gains or losses resulting from the impact of changes in foreign currency rates on assets and liabilities denominated in a currency other than the functional currency are recorded in other expense, net.
For financial statements of Avon subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in other expense, net. Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in income taxes in the Consolidated Statements of Income. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are recorded in U.S. dollars at the historical rates at the time of acquisition of such assets or liabilities.
Venezuela Currency
We account for Venezuela as a highly inflationary economy. Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded a one-time, after-tax loss of $50.7 ($34.1 in other expense, net and $16.6 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventory, acquired prior to the devaluation, operating profit and net loss during 2013 were negatively impacted.
Revenue Recognition
Net sales primarily include sales generated as a result of Representative orders less any discounts, taxes and other deductions. We recognize revenue upon delivery, when both title and the risks and rewards of ownership pass to the independent Representatives, who are our customers. Our internal financial systems accumulate revenues as orders are shipped to the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Brochure costs and associated fees that are presented as prepaid expenses and other were $38.3 at December 31, 2013 and $45.4 at December 31, 2012. Additionally, paper stock is purchased in advance of creating the brochures. Prepaid expenses and other include paper supply of $9.1 at December 31, 2013 and $13.5 at December 31, 2012.
Brochure costs expensed to selling, general and administrative expenses amounted to $461.7 in 2013, $506.3 in 2012 and $505.6 in 2011. The fees charged to Representatives recorded as a reduction to selling, general and administrative expenses amounted to $274.1 in 2013, $285.9 in 2012 and $292.6 in 2011.
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
We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful life of the related asset. We capitalized interest of $1.4 in 2013, $2.0 in 2012 and $.4 in 2011.
Capitalized Software
Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, generally not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $122.9 at December 31, 2013 and $235.4 at December 31, 2012. The amortization expense associated with capitalized software was $55.4, $41.2 and $41.1 for the years

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2013, 2012 and 2011, respectively, and we recorded a capitalized software impairment charge of $117.2 during 2013.
Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future pre-tax undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of the asset is determined using revenue and cash flow projections, and royalty and discount rates, as appropriate.
In December 2013, we decided to halt further roll-out of our Service Model Transformation ("SMT") project. SMT was a global program initiated in 2009 to improve our order management system and enable changes to the way Representatives interact with us. SMT was piloted in Canada during 2013, and caused significant business disruption in that market. This decision to halt the further roll-out of SMT was made in light of the potential risk of further disruption. In addition, SMT did not show a clear return on investment. Our current focus is on stabilizing and growing the Avon business and improving operating capability, which includes updating information technology infrastructure in a way that delivers clear return on investment.
We currently expect to continue to utilize the capitalized software associated with SMT ("SMT asset") in the pilot market of Canada. As Canada will be the only market using the SMT asset, the accounting guidance requires the impairment assessment to consider the cash flows of the Canadian business, which includes the ongoing costs associated with SMT. These expected cash flows are not sufficient to supporting the carrying value of the associated asset group, which includes the SMT asset. In the fourth quarter of 2013, we recorded a pre-tax non-cash impairment charge of $117.2 ($74.1 net of tax), reflecting the write-down of capitalized software. This impairment charge was recorded as a component of our global expenses, within selling, general and administrative expenses in the Consolidated Statements of Income.
The fair value of the SMT asset was determined using a risk-adjusted discounted cash flow ("DCF") model under the relief-from-royalty method. The impairment analysis performed for the asset group, which includes the SMT asset, required several estimates, including revenue and cash flow projections, and royalty and discount rates. As a result of this impairment charge, the remaining carrying amount of the SMT asset is not material.
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
The impairment analysis performed for goodwill requires several estimates in computing the estimated fair value of a reporting unit. We use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach that we would generally expect a marketplace participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
Indefinite-lived intangible assets are not amortized, but rather are assessed for impairment annually during the fourth quarter or on the occurrence of an event that indicates impairment may have occurred. When testing indefinite-lived intangible assets for impairment, we perform either a qualitative or quantitative assessment. If the qualitative analysis results in a more likely than

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Finite-lived intangible assets are amortized using a straight-line method over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future pre-tax undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of the asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate.
If applicable, the impairment testing should be performed in the following order: indefinite-lived intangible assets, finite-lived intangible assets, and then goodwill.
See Note 17, Goodwill and Intangible Assets for more information on China, and Note 3, Discontinued Operations for more information on Silpada.
Financial Instruments
We use derivative financial instruments, including forward foreign currency contracts, to manage foreign currency exposures. We record all derivative instruments at their fair values on the Consolidated Balance Sheets as either assets or liabilities. See Note 8, Financial Instruments and Risk Management.
Deferred Income Taxes
Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire.
With respect to our deferred tax assets, at December 31, 2013, we had recognized deferred tax assets relating to tax loss carryforwards of $756.1, primarily from foreign jurisdictions, for which a valuation allowance of $717.6 has been provided. We also had recognized deferred tax assets of $585.4 relating to excess foreign tax credit carryforwards that will expire in the 2018-2023 period.
We have concluded that the deferred tax assets associated with the excess foreign tax credits are “more likely than not” to be realized prior to expiration. Our conclusion is based on forecasted future U.S. taxable income, including domestic profitability, royalties received from foreign subsidiaries, and the potential impact of possible tax planning strategies, including the repatriation of foreign earnings and the acceleration of royalties. Assumptions embedded in our forecasted future U.S. taxable income include continued international growth, the stabilization of the U.S. business and the reduction of corporate expenses. To the extent U.S. taxable income is less favorable than currently projected, our ability to utilize these foreign tax credits may be negatively affected.
With respect to our deferred tax liability, during the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile at that time, we determined that we may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we asserted that these undistributed earnings of foreign subsidiaries were no longer indefinitely reinvested and, therefore, recorded an additional provision for income taxes of $168.3 on such earnings. At December 31, 2012, we had a deferred tax liability in the amount of $224.8 for the U.S. tax cost on the undistributed earnings of subsidiaries outside of the U.S. of $3.1 billion.
At December 31, 2013, we continue to assert that our foreign earnings are not indefinitely reinvested, as a result of our domestic liquidity profile. Accordingly, we adjusted our deferred tax liability to account for our 2013 undistributed earnings of foreign subsidiaries and for earnings that were actually repatriated to the U.S. during the year. Additionally, the deferred tax liability was reduced due to the lower cost to repatriate the undistributed earnings of our foreign subsidiaries compared to 2012. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a reduction of $81.9, resulting in a deferred tax liability balance of $142.8 related to the incremental U.S. tax cost on $2.6 billion of undistributed foreign earnings at December 31, 2013. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings should result in the utilization of foreign tax credits in the year of repatriation; therefore, the utilization of foreign tax credits is dependent on the amount and timing of repatriations, as well as the jurisdictions involved. We have not included the undistributed earnings of our subsidiary

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in Venezuela in the calculation of this deferred income tax liability as local regulations restrict cash distributions denominated in U.S. dollars.
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
Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $990.1 in 2013, $1,027.7 in 2012 and $1,068.9 in 2011.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $201.9 in 2013, $251.3 in 2012 and $308.9 in 2011.
Research and Development
Research and development costs are expensed as incurred and amounted to $67.2 in 2013, $73.3 in 2012 and $75.7 in 2011. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
Share-based Compensation
All share-based payments to employees are recognized in the financial statements based on their fair value at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options.
Restructuring Reserves
We record the estimated expense for our restructuring initiatives when such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment or accelerated depreciation of property, plant and equipment and capitalized software, and any other qualifying exit costs. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine whether an adjustment is required.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(Loss) Earnings per Share
We compute (loss) earnings per share ("EPS") using the two-class method, which is a (loss) earnings allocation formula that determines (loss) earnings per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net (loss) income allocated to common shareholders by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the three years ended December 31 the components of basic and diluted EPS were as follows:

(Shares in millions)	2013	2012	2011
Numerator from continuing operations
(Loss) income from continuing operations less amounts attributable to noncontrolling interests	$(5.5)	$89.0	$671.4
Less: Loss (earnings) allocated to participating securities	.1	(.8)	(5.7)
(Loss) income from continuing operations allocated to common shareholders	(5.4)	88.2	665.7
Numerator from discontinued operations
Loss from discontinued operations less amounts attributable to noncontrolling interests	$(50.9)	$(131.5)	$(157.8)
Less: Loss allocated to participating securities	.5	1.0	.1
Loss allocated to common shareholders	(50.4)	(130.5)	(157.7)
Numerator attributable to Avon
(Loss) income attributable to Avon less amounts attributable to noncontrolling interests	$(56.4)	$(42.5)	$513.6
Less: Loss (earnings) allocated to participating securities	.5	.3	(4.6)
(Loss) income allocated to common shareholders	(55.9)	(42.2)	509.0
Denominator:
Basic EPS weighted-average shares outstanding	433.4	431.9	430.5
Diluted effect of assumed conversion of stock options	—	.6	1.6
Diluted EPS adjusted weighted-average shares outstanding	433.4	432.5	432.1
(Loss) Earnings per Common Share from continuing operations:
Basic	$(.01)	$.20	$1.55
Diluted	$(.01)	$.20	$1.54
Loss per Common Share from discontinued operations:
Basic	$(.12)	$(.30)	$(.37)
Diluted	$(.12)	$(.30)	$(.36)
(Loss) Earnings per Common Share attributable to Avon:
Basic	$(.13)	$(.10)	$1.18
Diluted	$(.13)	$(.10)	$1.18
We did not include stock options to purchase 17.5 million shares for the year ended December 31, 2013, 22.0 million shares for 2012 and 22.9 million shares for 2011 of Avon common stock in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would be anti-dilutive. We also did not include stock options to purchase .8 million shares for the year ended December 31, 2013, as we had a loss from continuing operations, net of tax and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
NOTE 2. New Accounting Standards
New Accounting Standard Implemented
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. See Note 6, Accumulated Other Comprehensive Loss, for the required disclosures. ASU 2013-02 is effective as of January 1, 2013 for Avon and did not have a significant impact on our financial statements, other than presentation.

NOTE 3. Discontinued Operations
Silpada
On June 30, 2013, the Company entered into an agreement to sell its Silpada jewelry business (“Silpada”) for $85, plus an earn-out of up to $15 if Silpada achieves specific earnings targets over two years. Silpada was previously reported within our North America segment and has been classified within discontinued operations for all periods presented. The transaction closed on

July 3, 2013. Proceeds from the sale were used for general corporate purposes, including the repayment of outstanding debt. The benefit associated with the earn-out will be recorded in discontinued operations only when it becomes realizable by Avon. In 2013, we recorded a loss on sale of $79.4 before tax ($50.4 net of tax), which represented the difference between the carrying value of the Silpada business and the proceeds. Of the total loss on sale, $79.0 before tax ($50.0 net of tax), was recorded in the second quarter of 2013, reflecting the expected loss on sale at that time.
In the first quarter of 2013, the Company disclosed that it was reviewing strategic alternatives for Silpada. In connection with this review, we ran a broad auction process that included potential financial and strategic buyers. The initial offers that were received through April of 2013 were lower than the carrying value of Silpada. At that time, we did not believe that these offers were representative of the underlying fair value of the Silpada business. In June 2013, the Company received final offers for the Silpada business that were also at a level below what previously had been expected as the fair value of the business. The Company decided to agree to the offer that emerged at the time as the highest bid, based in part on consideration of a) the timeline and investment required to return the business to historical levels of profitability and b) the deterioration of Silpada's business performance in the second quarter of 2013. The Company also considered that this divestiture would allow greater focus of time and resources on the core Avon business. This transaction was approved by the Board of Directors on June 26, 2013, subject to certain conditions which were satisfied on June 30, 2013.
Summarized financial information for discontinued operations is shown below:

	Year ended December 31,
	2013	2012	2011
Total revenue	$54.5	$155.7	$192.1
Operating loss(1)	(81.0)	(210.2)	(237.4)
(1) Operating loss for the year ended December 31, 2013 includes a pre-tax charge of $79.0 recorded in the second quarter of 2013, reflecting the expected loss on sale at that time, as well as an additional loss on sale of $.4 before tax recorded in the third quarter of 2013.
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
2012 Silpada Impairment Assessment
In the fourth quarter of 2012, we completed the annual goodwill and indefinite-lived intangible assets impairment assessments and subsequently determined that the goodwill, indefinite-lived trademark and finite-lived customer relationships associated with Silpada were impaired. As a result, the carrying amount of Silpada’s goodwill was reduced from $116.7 to its estimated fair value of $44.6, resulting in a non-cash impairment charge of $72.1. In addition, the carrying amount of Silpada’s indefinite-lived trademark was reduced from $85.0 to its estimated fair value of $40.0, resulting in a non-cash impairment charge of $45.0, and the carrying amount of Silpada’s finite-lived customer relationships was reduced from $131.9 to its estimated fair value of $40.0, resulting in a non-cash impairment charge of $91.9.
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
In the fourth quarter of 2012, which is generally the quarter with the largest dollar value of revenue for the Silpada business, it became apparent that we would not achieve our forecasted revenue and earnings for 2012, partially due to the recruiting incentive program not driving the expected Representative productivity, and as a result, Silpada experienced weaker than expected performance in the fourth quarter of 2012. The revenue performance in the fourth quarter of 2012 was approximately 19% less than the estimates utilized in our 2011 impairment analysis. Based on these continued trends, in the latter part of the fourth quarter of 2012, in conjunction with the 2013 planning process and the early stages of our evaluation of strategic alternatives for the business, we lowered our long-term revenue and earnings projections for Silpada in our DCF model to reflect a more moderate recovery of the business. The more moderate recovery of the business was believed to be appropriate due to the lack of sales momentum in the business and the continued inability of Silpada to achieve our financial performance expectations.
The decline in the fair values of the Silpada reporting unit, the trademark, and the customer relationships was primarily driven by the reduction in the forecasted long-term growth rates and cash flows used to estimate fair value. The lower than expected financial results for fiscal year 2012 served as the baseline for the long-term projections of the business. Fiscal year 2012 revenue for Silpada was approximately 10% less than the estimates utilized in our 2011 impairment analysis and 19% less than fiscal year 2011 results. We forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period.
2011 Silpada Impairment Assessment
During our year-end 2011 close process, we completed our annual goodwill impairment assessment and subsequently determined that the goodwill associated with Silpada was impaired. As a result of our impairment testing, we recorded a non-cash before tax impairment charge of $198.0 to reduce the carrying amount of goodwill for Silpada to its estimated fair value. Following the impairment charge, the carrying value of the Silpada goodwill was $116.7.
Our impairment testing for indefinite-lived intangible assets also indicated a decline in the fair value of our Silpada trademark intangible asset below its respective carrying value. This resulted in a non-cash before tax impairment charge of $65.0 to reduce the carrying amount of this asset to its estimated fair value. Following the impairment charge, the carrying value of the Silpada trademark was $85.0.
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
Avon Japan
On November 8, 2010, the Company announced that Avon International Operations, Inc. ("AIO"), a wholly-owned subsidiary of the Company, had agreed to sell the ownership interest in Avon Products Company Limited ("Avon Japan") held by AIO pursuant to a tender offer bid agreement between AIO and Devon Holdings K.K., an affiliate of TPG Capital ("Buyer"). Avon Japan was previously reported within our Asia Pacific segment. The transaction closed on December 29, 2010. Of the total cash consideration of $90 received, $81 was recognized in December 2010, with the remaining $9 of the consideration received related to certain pre-paid royalties. This transaction resulted in a net after-tax gain of $10; however, in 2011, we determined that the net after-tax gain on sale of Avon Japan should have been reported as a net after-tax loss of $3, to correctly include all balances relating to Avon Japan that were previously included in AOCI. See Note 1, Description of the Business and Summary of Significant Accounting Policies, for further information.
NOTE 4. Inventories
Inventories at December 31 consisted of the following:

	2013	2012
Raw materials	$310.4	$393.4
Finished goods	695.2	707.7
Total	$1,005.6	$1,101.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2013	2012
Debt maturing within one year:
Notes payable	$159.4	$180.6
Current portion of long-term debt	28.6	391.4
Total	$188.0	$572.0
Long-term debt:
4.80% Notes, due March 2013	$—	$250.0
4.625% Notes, due May 2013	—	124.0
5.625% Notes, due March 2014	—	499.4
Term Loan, 25% due June 2014 and remainder due June 2015	52.5	550.0
2.60% Senior Notes, Series A, due November 2015	—	142.0
2.375% Notes, due March 2016	249.9	—
5.75% Notes, due March 2018	249.6	249.6
4.20% Notes, due July 2018	249.6	249.6
6.50% Notes, due March 2019	347.7	347.3
Other debt, payable through 2019 with interest from .9% to 7.2%	67.9	75.5
4.60% Notes, due March 2020	499.3	—
4.03% Senior Notes, Series B, due November 2020	—	290.0
4.18% Senior Notes, Series C, due November 2022	—	103.0
5.00% Notes, due March 2023	495.5	—
6.95% Notes, due March 2043	249.3	—
Total	2,461.3	2,880.4
Adjustments for debt with fair value hedges	—	93.1
Amortization of swap termination	100.0	41.7
Less current portion	(28.6)	(391.4)
Total long-term debt	$2,532.7	$2,623.8
Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 6.5% at December 31, 2013 and 8.6% at December 31, 2012.
Other debt, payable through 2019, included obligations under capital leases of $11.6 at December 31, 2013 and $13.9 at December 31, 2012, which primarily relate to leases of automobiles and equipment. In addition, other debt, payable through 2019, at December 31, 2013 and 2012, included financing obligations of $56.3 and $61.6, respectively, of which $44.5 and $48.4, respectively, relates to the sale and leaseback of equipment in one of our distribution facilities in North America entered into in 2009.
Adjustments for debt with fair value hedges include adjustments to reflect a net unrealized gain of $93.1 at December 31, 2012. We held interest-rate swap contracts that effectively converted approximately 62% at December 31, 2012, of our long-term fixed-rate borrowings to a variable interest rate based on LIBOR. As of December 31, 2013, all interest-rate swap agreements had been terminated either in conjunction with the repayment of the associated debt or in the January 2013 and March 2012 swap termination transactions. See Note 8, Financial Instruments and Risk Management.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and voluntary prepayments. Subject to certain exceptions (including the issuance of commercial paper and draw-downs on our revolving credit facility), we are required to prepay the term loan in an amount equal to 50% of the net cash proceeds received from any incurrence of debt for borrowed money in excess of $500.
In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily related to (i) adding a provision whereby the lenders may, at our discretion, decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below under "Debt Covenants"). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below under "Public Notes"), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. At December 31, 2013, there was $52.5 outstanding under the term loan agreement. Based on amounts outstanding at December 31, 2013, $13.1 is required to be repaid on June 29, 2014 and was included within debt maturing within one year, and the remaining $39.4 is required to be repaid on June 29, 2015 and was included within long-term debt, in the Consolidated Balance Sheets.
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
Public Notes
In April 2003, the call holder of $100.0 principal amount of 6.25% Notes due May 2018 (the "6.25% Notes"), embedded with put and call option features, exercised the call option associated with these 6.25% Notes, and thus became the sole note holder of the 6.25% Notes. Pursuant to an agreement with the sole note holder, we modified these 6.25% Notes into $125.0 aggregate principal amount of 4.625% notes due May 15, 2013. The modified principal amount represented the original value of the putable/callable notes, plus the market value of the related call option and approximately $4.0 principal amount of additional notes issued for cash. In May 2003, $125.0 principal amount of registered senior notes were issued in exchange for the modified notes held by the sole note holder. No cash proceeds were received by us. The registered senior notes bear interest at a per annum rate of 4.625%, payable semi-annually, and matured on May 15, 2013 (the "4.625% Notes"). The transaction was accounted for as an exchange of debt instruments and, accordingly, the premium related to the original notes was amortized over the life of the new 4.625% Notes. The 4.625% Notes were repaid in full at maturity. At December 31, 2012, the carrying value of the 4.625% Notes represented the $125.0 principal amount, net of the unamortized discount to face value of $1.0.
In June 2003, we issued to the public $250.0 principal amount of registered senior notes (the "4.20% Notes"). The 4.20% Notes mature on July 15, 2018, and bear interest at a per annum rate of 4.20%, payable semi-annually. The carrying value of the 4.20% Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.4 and $.4 at December 31, 2013 and 2012, respectively. The net proceeds from the offering were used to repay indebtedness outstanding under our commercial paper program and for general corporate purposes.
In March 2008, we issued $500.0 principal amount of notes payable in a public offering. $250.0 of the notes bear interest at a per annum rate equal to 4.80%, payable semi-annually, and matured on March 1, 2013, (the "2013 Notes"). $250.0 of the notes bear interest at a per annum rate of 5.75%, payable semi-annually, and mature on March 1, 2018 (the "2018 Notes"). The net proceeds from the offering of $496.3 were used to repay indebtedness outstanding under our commercial paper program and for general corporate purposes. The 2013 Notes were repaid in full at maturity. At December 31, 2012, the carrying value of the 2013 Notes represented the $250.0 principal amount, net of an immaterial amount of the unamortized discount to face value. The carrying value of the 2018 Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.4 at December 31, 2013 and $.4 at December 31, 2012.
In March 2009, we issued $850.0 principal amount of notes payable in a public offering. $500.0 of the notes bear interest at a per annum rate equal to 5.625%, payable semi-annually, and were scheduled to mature on March 1, 2014 (the "2014 Notes").

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$350.0 of the notes bear interest at a per annum rate equal to 6.50%, payable semi-annually, and mature on March 1, 2019 (the "2019 Notes"). The net proceeds from the offering of $837.6 were used to repay indebtedness outstanding under our commercial paper program and for general corporate purposes. On April 15, 2013 we prepaid the 2014 Notes at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 8, Financial Instruments and Risk Management for more information. At December 31, 2012, the carrying value of the 2014 Notes represented the $500.0 principal amount, net of the unamortized discount to face value of $.6. The carrying value of the 2019 Notes represented the $350.0 principal amount, net of the unamortized discount to face value of $2.3 at December 31, 2013 and $2.7 at December 31, 2012.
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016 (the "2016 Notes"), $500.0 principal amount of 4.60% Notes, due March 15, 2020 (the "2020 Notes"), $500.0 principal amount of 5.00% Notes, due March 15, 2023 (the "2023 Notes") and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (the "2043 Notes") (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes and 2014 Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The carrying value of the 2016 Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.1 at December 31, 2013. The carrying value of the 2020 Notes represented the $500.0 principal amount, net of the unamortized discount to face value of $.7 at December 31, 2013. The carrying value of the 2023 Notes represented the $500.0 principal amount, net of the unamortized discount to face value of $4.5 at December 31, 2013. The carrying value of the 2043 Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.7 at December 31, 2013.
Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes (including unamortized discounts and premiums), capital leases and financing obligations outstanding at December 31, 2013, are as follows:

	2014	2015	2016	2017	2018	2019 and Beyond	Total
Maturities	$28.6	$53.7	$258.6	$6.2	$506.5	$1,616.6	$2,470.2
Other Financing
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below under "Commercial Paper Program," the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. The revolving credit facility has an annual fee of approximately $2.0, payable quarterly, based on our current credit ratings. The revolving credit facility may be used for general corporate purposes. As of December 31, 2013, there were no amounts outstanding under the revolving credit facility, and as of December 31, 2012, there were no amounts outstanding under the 2010 revolving credit facility.
Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The debt agreements also contain covenants that limit our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.75:1 at the end of the fiscal quarter ended December 31, 2013 and each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of December 31, 2013, and based on then applicable interest rates, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $0 at December 31, 2013), could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended December 31, 2013.
The indentures governing the notes described under the caption “Public Notes” below contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase the 2018 Notes, the 2019 Notes and each series of the Notes (as defined above) at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. Beginning in 2012 and continuing through 2013, the demand for our commercial paper declined, partially impacted by the rating agency actions described below. We have not had significant borrowings of commercial paper in 2013, and as of December 31, 2013, there was no outstanding commercial paper under this program.
Letters of Credit
At December 31, 2013 and December 31, 2012, we also had letters of credit outstanding totaling $19.9 and $21.4, respectively, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.
Additional Information
Our long-term credit ratings are Baa3 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB (Negative Outlook) with Fitch, which is below investment grade. In February 2013, Fitch lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook) and Moody's lowered their long-term credit rating from Baa1 (Negative Outlook) to Baa2 (Stable Outlook). In November 2013, Fitch lowered their long-term credit rating from BB+ (Stable Outlook) to BB (Negative Outlook) and Moody's placed Avon's long-term credit rating of Baa2 (Stable Outlook) on review for possible downgrade. In February 2014, Moody’s lowered their long-term credit rating from Baa2 (Stable Outlook) to Baa3 (Stable Outlook). Additional rating agency reviews could result in a further change in outlook or downgrade, which could limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements.

NOTE 6. Accumulated Other Comprehensive Loss
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2013:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2012	$(317.6)	$(6.8)	$(4.3)	$(548.0)	$(876.7)
Other comprehensive loss other than reclassifications	(111.7)	—	—	—	(111.7)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.9(1)	—	1.7	—	—	1.7
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $55.7(2)	—	—	—	116.3	116.3
Total reclassifications into earnings	—	1.7	—	116.3	118.0
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net gains of $.2 and $7.7 for 2013 and 2012, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income.
NOTE 7. Income Taxes
At December 31, 2013, we had recognized deferred tax assets relating to tax loss carryforwards of $756.1 primarily from foreign jurisdictions, for which a valuation allowance of $717.6 has been provided. We also had recognized deferred tax assets of $585.4 relating to excess foreign tax credit carryforwards that will expire in the 2018-2023 period. We have concluded that the deferred tax assets associated with the excess foreign tax credits are “more likely than not” to be realized prior to expiration.
During the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile at that time, we determined that we may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we asserted that these undistributed earnings of foreign subsidiaries were no longer indefinitely reinvested and, therefore, recorded an additional provision for income taxes of $168.3 on such earnings. At December 31, 2012, we had a deferred tax liability in the amount of $224.8 for the U.S. tax cost on the undistributed earnings of subsidiaries outside of the U.S. of $3.1 billion.
At December 31, 2013, we continue to assert that our foreign earnings are not indefinitely reinvested, as a result of our domestic liquidity profile. Accordingly, we adjusted our deferred tax liability to account for our 2013 undistributed earnings of foreign subsidiaries and for earnings that were actually repatriated to the U.S. during the year. Additionally, the deferred tax liability was reduced due to the lower cost to repatriate the undistributed earnings of our foreign subsidiaries compared to 2012. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a reduction of $81.9, resulting in a deferred tax liability balance of $142.8 related to the incremental U.S. tax cost on $2.6 billion of undistributed foreign earnings at December 31, 2013. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings should result in the utilization of foreign tax credits in the year of repatriation; therefore, the utilization of foreign tax credits is dependent on the amount and timing of repatriations, as well as the jurisdictions involved. We have not included the undistributed earnings of our subsidiary in Venezuela in the calculation of this deferred income tax liability as local regulations restrict cash distributions denominated in U.S. dollars.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2013	2012
Deferred tax assets:
Accrued expenses and reserves	$274.2	$279.3
Pension and postretirement benefits	132.0	195.6
Asset revaluations	37.4	39.4
Capitalized expenses	199.4	131.8
Intangible assets	—	142.3
Share-based compensation	63.7	62.2
Restructuring initiatives	23.9	26.4
Postemployment benefits	8.1	14.0
Tax loss carryforwards	756.1	648.0
Foreign tax credit carryforwards	585.4	356.0
Minimum tax and business credit carryforwards	53.2	47.5
All other	52.6	65.9
Valuation allowance	(783.4)	(627.4)
Total deferred tax assets	1,402.6	1,381.0
Deferred tax liabilities:
Depreciation and amortization	(55.9)	(44.3)
Unremitted foreign earnings	(142.8)	(224.8)
Prepaid expenses	(16.6)	(10.0)
Capitalized interest	(9.4)	(10.2)
All other	(33.7)	(24.6)
Total deferred tax liabilities	(258.4)	(313.9)
Net deferred tax assets	$1,144.2	$1,067.1

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2013	2012
Deferred tax assets:
Prepaid expenses and other	$233.6	$273.5
Other assets	944.7	826.9
Total deferred tax assets	1,178.3	1,100.4
Deferred tax liabilities:
Income taxes	(1.1)	(6.1)
Long-term income taxes	(33.0)	(27.2)
Total deferred tax liabilities	(34.1)	(33.3)
Net deferred tax assets	$1,144.2	$1,067.1
The valuation allowance primarily represents amounts for foreign tax loss carryforwards. The basis used for recognition of deferred tax assets included the profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit carryforwards during the carryover periods. The net increase in the valuation allowance of $156.0 during 2013 was mainly due to several of our foreign entities continuing to incur losses during 2013, thereby increasing the tax loss carryforwards for which a valuation allowance was provided. In addition, the net increase in the valuation allowance was partially attributable to Venezuela, due to the impact of higher than expected inflation on our taxable income which negatively impacted the likelihood we would realize existing deferred tax assets. Given the short life of the net operating loss carryforward periods for Venezuela, we determined that it was more likely than not that we would not use these carryforward losses before they expire.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2013	2012	2011
United States	$(500.8)	$(227.7)	$(156.9)
Foreign	663.4	656.4	1,137.0
Total	$162.6	$428.7	$980.1
The U.S. loss from continuing operations, before taxes, for the years ended December 31, 2013, 2012 and 2011, does not include dividend income from foreign subsidiaries.
The provision for income taxes for the years ended December 31 was as follows:

	2013	2012	2011
Federal:
Current	$76.6	$38.8	$41.7
Deferred	(212.5)	(111.5)	(95.0)
	(135.9)	(72.7)	(53.3)
Foreign:
Current	216.3	267.5	368.5
Deferred	90.5	143.6	(9.0)
	306.8	411.1	359.5
State and other:
Current	(.7)	1.2	(1.5)
Deferred	(6.6)	(4.2)	(0.2)
	(7.3)	(3.0)	(1.7)
Total	$163.6	$335.4	$304.5
The foreign provision for income taxes includes the U.S. tax cost on foreign earnings of $9.9, $156.8 and $24.7 for the years ended December 31, 2013, 2012 and 2011, respectively.

The effective tax rate for the years ended December 31 was as follows:

	2013	2012	2011
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	(2.1)	(.5)	.2
Taxes on foreign income, including translation	(22.0)	(2.0)	(3.3)
Audit settlements, statute expirations and amended returns	(6.9)	(2.1)	(3.3)
Additional tax on unremitted prior year foreign earnings	—	39.3	—
Venezuela devaluation and highly inflationary accounting	28.2	—	—
FCPA accrual	19.2	—	—
China goodwill impairment	8.4	3.6	—
Reserves for uncertain tax positions	4.5	3.0	1.1
Net change in valuation allowances	31.4	1.5	.1
Blocked income	3.9	1.1	.9
Other	1.0	(.7)	.4
Effective tax rate	100.6%	78.2%	31.1%
At December 31, 2013, we had tax loss carryforwards of $2,519.8. The loss carryforwards expiring between 2014 and 2028 are $197.2 and the loss carryforwards which do not expire are $2,322.6. We also had minimum tax credit carryforwards of $37.9 which do not expire, business credit carryforwards of $15.3 that will expire between 2020 and 2033, and foreign tax credit carryforwards of $585.4 that will expire between 2018 and 2023.
Uncertain Tax Positions
At December 31, 2013, we had $28.0 of total gross unrecognized tax benefits of which approximately $2.8 would impact the effective tax rate, if recognized.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2010	$84.3
Additions based on tax positions related to the current year	1.2
Additions for tax positions of prior years	9.3
Reductions for tax positions of prior years	(20.0)
Reductions due to lapse of statute of limitations	(6.7)
Reductions due to settlements with tax authorities	(32.1)
Balance at December 31, 2011	36.0
Additions based on tax positions related to the current year	7.4
Additions for tax positions of prior years	9.3
Reductions for tax positions of prior years	(3.7)
Reductions due to lapse of statute of limitations	(6.4)
Reductions due to settlements with tax authorities	(6.6)
Balance at December 31, 2012	36.0
Additions based on tax positions related to the current year	5.3
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(7.8)
Reductions due to lapse of statute of limitations	(3.1)
Reductions due to settlements with tax authorities	(4.3)
Balance at December 31, 2013	$28.0
We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We had $4.4 at December 31, 2013 and $6.2 at December 31, 2012, accrued for interest and penalties, net of tax benefit. We recorded benefits of $.1, $1.1 and $3.8 for interest and penalties, net of taxes during 2013, 2012 and 2011, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2013, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2008-2013
China	2007-2013
Mexico	2008-2013
Poland	2008-2013
Russia	2011-2013
United States	2013
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $5 to $10 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements.
NOTE 8. Financial Instruments and Risk Management
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of December 31, 2013, we do not have any interest-rate swap agreements.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2013:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$3.4	Accounts payable	$.3
Total derivatives not designated as hedges		$3.4		$.3
Total derivatives		$3.4		$.3

The following table presents the fair value of derivative instruments outstanding at December 31, 2012:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Interest-rate swap agreements	Other assets/ Prepaid expenses and other	$93.1	Other liabilities	$—
Total derivatives designated as hedges		$93.1		$—
Derivatives not designated as hedges:
Interest-rate swap agreements	Other assets	$1.7	Other liabilities	$1.7
Foreign exchange forward contracts	Prepaid expenses and other	4.9	Accounts payable	1.5
Total derivatives not designated as hedges		$6.6		$3.2
Total derivatives		$99.7		$3.2

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At December 31, 2012, we held interest-rate swap agreements that effectively converted approximately 62% of our outstanding long-term, fixed-rate borrowings to a variable interest rate based on LIBOR. As of December 31, 2013, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Our total exposure to floating interest rates was approximately 8% at December 31, 2013 and 69% at December 31, 2012.
In January 2013, we terminated eight of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net in the Consolidated Statements of Income. For the year ended December 31, 2013, the net impact of the gain amortization was $26.1. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At December 31, 2013, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $64.3, and was included within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net in the Consolidated Statements of Income. For the years ended December 31, 2013 and 2012, the net impact of the gain amortization was $6.0 and $4.4, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At December 31, 2013, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $35.7, and was included within long-term debt in the Consolidated Balance Sheets.
At December 31, 2013, we do not have interest-rate swap agreements designated as fair value hedges. In addition to the terminations discussed above, the remaining interest-rate swap agreements designated as fair value hedges were terminated in conjunction with the repayment of the associated debt. The unrealized gain on these agreements was $93.1 at December 31, 2012, of which $90.3 was included within long-term debt and $2.8 was included within debt maturing within one year. During 2013 and 2012, we recorded net losses of $.7 and $8.4, respectively, in interest expense in the Consolidated Statements of Income for these interest-rate swap agreements designated as fair value hedges. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At December 31, 2013, we do not have undesignated interest-rate swap agreements as the remaining undesignated interest-rate swap agreements were terminated in conjunction with the repayment of the associated debt. The unrealized loss on these agreements was immaterial at December 31, 2012. During 2013 and 2012, we recorded an immaterial net loss and an immaterial net gain, respectively, in other expense, net in the Consolidated Statements of Income, associated with these undesignated interest-rate swap agreements.
There was no hedge ineffectiveness for the years ended December 31, 2013, 2012 and 2011, related to these interest-rate swaps.
During 2007, we entered into treasury lock agreements (the "2007 locks") with notional amounts totaling $500.0 that expired on July 31, 2008. The 2007 locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the 2007 locks of $38.0 were recorded in AOCI. $19.2 of the losses were amortized to interest expense over five years and $18.8 are being amortized over ten years.
During 2005, we entered into treasury lock agreements (the "2005 locks") that we designated as cash flow hedges and used to hedge exposure to a possible rise in interest rates prior to the anticipated issuance of ten- and 30-year bonds. In December 2005, we decided that a more appropriate strategy was to issue five-year bonds given our strong cash flow and high level of cash and cash equivalents. As a result of the change in strategy, in December 2005, we de-designated the 2005 locks as hedges and reclassified the gain of $2.5 on the 2005 locks from AOCI to other expense, net. Upon the change in strategy in December 2005, we entered into a treasury lock agreement (the "additional 2005 locks") with a notional amount of $250.0 designated as a cash flow hedge of the $500.0 principal amount of five-year notes payable issued in January 2006. The loss on the additional 2005 locks of $1.9 was recorded in AOCI and was amortized to interest expense in the Consolidated Statements of Income over five years.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2003, we entered into treasury lock agreements (the "2003 locks") that we designated as cash flow hedges and used to hedge the exposure to the possible rise in interest rates prior to the issuance of the 4.625% Notes. The loss on the 2003 locks of $2.6 was recorded in AOCI and was amortized to interest expense in the Consolidated Statements of Income over ten years.
As of December 31, 2013, we expect to reclassify $1.2, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next 12 months.
For the years ended December 31, 2013 and 2012, treasury lock agreements impacted AOCI as follows:

	2013	2012
Net unamortized losses at beginning of year, net of taxes of $3.7 and $5.8	$(6.8)	$(10.7)
Reclassification of net losses to earnings, net of taxes of $1.0 and $2.1	1.7	3.9
Net unamortized losses at end of year, net of taxes of $2.7 and $3.7	$(5.1)	$(6.8)
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2013, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $184.7 for the various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During 2013 and 2012, we recorded a loss of $3.5 and gain of $7.6, respectively, in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. Also during 2013 and 2012, we recorded a gain of $4.8 and loss of $4.6, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also used a foreign exchange forward contract to hedge the foreign currency exposure related to the net assets of foreign subsidiaries, which were effective as hedges. Gains of $4.3 and $2.8 for 2012 and 2011, respectively, related to the effective portions of the foreign exchange forward contract were included in foreign currency translation adjustments within AOCI. The foreign exchange forward contract was terminated in January 2012, and therefore no gain or loss was recorded during 2013.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $3.4 at December 31, 2013. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Total
Assets:
Money market funds	$.5	$—	$.5
Available-for-sale securities	2.5	—	2.5
Foreign exchange forward contracts	—	3.4	3.4
Total	$3.0	$3.4	$6.4
Liabilities:
Foreign exchange forward contracts	$—	$.3	$.3
Total	$—	$.3	$.3
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
The tables above exclude our pension and postretirement plan assets. See Note 12, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The money market funds are held in a Healthcare trust in order to fund future benefit payments for both active and retiree benefit plans (see Note 12, Employee Benefit Plans). The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 12, Employee Benefit Plans). The foreign exchange forward contracts and interest-rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. The underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above (see Note 8, Financial Instruments and Risk Management).
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
December 31, 2013 - SMT
In December 2013, we decided to halt further roll-out of our SMT project beyond the pilot program in Canada, in light of the potential risk of further business disruption. As a result, in the fourth quarter of 2013, we completed an interim impairment assessment of the SMT asset and subsequently determined that the SMT asset was impaired. As a result of the pre-tax non-cash impairment charge of $117.2 ($74.1 net of tax), the remaining carrying amount of the SMT asset is not material.
The fair value of the SMT asset was determined using a risk-adjusted DCF model under the relief-from-royalty method. The impairment analysis performed for the asset group, which includes the SMT asset, required several estimates, including revenue and cash flow projections, and royalty and discount rates.
See Note 1, Description of the Business and Summary of Significant Accounting Policies for more information on SMT.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013 and 2012 - China
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
Key assumptions used in measuring the fair value of China included projections of revenue and the resulting cash flows, as well as the discount rate (based on the weighted-average cost of capital). To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.
See Note 17, Goodwill and Intangible Assets for more information on China.
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

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.5	$2.5	$1.9	$1.9
Money market funds	.5	.5	26.9	26.9
Debt maturing within one year(1)	(188.0)	(188.0)	(572.0)	(572.2)
Long-term debt(1)	(2,532.7)	(2,511.6)	(2,623.8)	(2,547.7)
Foreign exchange forward contracts	3.1	3.1	3.4	3.4
Interest-rate swap agreements	—	—	93.1	93.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) The carrying value of debt maturing within one year and long-term debt includes any related discount or premium, unamortized deferred gains on terminated interest-rate swap agreements, and unrealized losses from interest-rate swap agreements, as applicable.
The methods and assumptions used to estimate fair value are as follows:
Available-for-sale securities and money market funds - The fair values of these investments were the quoted market prices for issues listed on securities exchanges.
Debt maturing within one year and long-term debt - The fair values of our debt and other financing were determined using Level 2 inputs based on indicative market prices.
Foreign exchange forward contracts - The fair values of forward contracts were estimated based on quoted forward foreign exchange prices at the reporting date.
Interest-rate swap agreements - The fair values of interest-rate swap agreements were estimated based on LIBOR yield curves at the reporting date.
NOTE 10. Share-Based Compensation Plans
The Avon Products, Inc. 2010 Stock Incentive Plan (the "2010 Plan") and the Avon Products, Inc. 2013 Stock Incentive Plan (the “2013 Plan”), which are shareholder approved plans, provide for several types of share-based incentive compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units. Following shareholder approval of the 2013 Plan in May 2013, there were no further awards made under the 2010 Plan. Under the 2010 Plan, the maximum number of shares that may be awarded was 32,000,000 shares, where the maximum number of shares was reduced as follows: (i) in the case of the grant of an award of an option or Stock Appreciation Right ("SAR"), by each share of stock subject to such an award and (ii) in the case of the grant of an award payable in stock other than an option or SAR by 2.33 multiplied by each share of stock subject to such award. Under the 2013 Plan, the maximum number of shares that may be awarded is 42,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or SAR, by each share subject to such an award and (ii) in the case of the grant of an award payable in shares other than an option or SAR by 3.13 multiplied by each share subject to such an award. Shares issued under share-based awards will be primarily funded with issuance of new shares.
We have issued stock options under the 2010 Plan, and stock appreciation rights, restricted stock units and performance restricted stock units under both the 2010 Plan and the 2013 Plan. Stock option awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Those option awards and stock appreciation rights generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock units granted to Associates generally vest and settle after three years. Restricted stock units awarded to non-management directors vest in approximately one year and settle upon a director's departure from the Board of Directors. Performance restricted stock units generally vest after three years only upon the satisfaction of certain performance conditions.
For the years ended December 31:

	2013	2012	2011
Compensation cost for stock options, stock appreciation rights, performance restricted stock units and restricted stock units	$43.3	$41.1	$36.6
Total income tax benefit recognized for share-based arrangements	14.9	13.0	11.7
All of the compensation cost for stock options, stock appreciation rights, performance restricted stock units and restricted stock units for 2013, 2012 and 2011 was recorded in selling, general and administrative expenses. For the years ended December 31, 2013, 2012 and 2011, we have determined that we have a pool of windfall tax benefits.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for options granted during the years ended December 31:

	2013	2012	2011
Risk-free rate(1)	*	.7%	1.8%
Expected term(2)	*	4 years	4 years
Expected volatility(3)	*	38%	38%
Expected dividends(4)	*	5.0%	3.0%

*	There were no stock options granted in 2013.

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)	The expected term of the option was based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of 10 years.

(3)	Expected volatility was based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	Assumed the then-current cash dividends of $.23 during 2012 and $.23 during 2011 per share each quarter on our common stock for options granted during those years.
The weighted-average grant-date fair values per share of options granted were $3.55 during 2012 and $6.51 during 2011.
A summary of stock options as of December 31, 2013, and changes during 2013, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	26,290	$31.00
Granted	—	—
Exercised	(1,216)	15.73
Forfeited	(337)	20.94
Expired	(3,194)	29.22
Outstanding at December 31, 2013	21,543	$32.27	3.5	$5.6
Exercisable at December 31, 2013	19,869	$32.73	3.2	$5.6
At December 31, 2013, there was approximately $.7 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 0.9 years. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.
Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during 2013, 2012 and 2011, were as follows:

	2013	2012	2011
Cash proceeds from stock options exercised	$19.4	$8.6	$16.8
Tax (obligation) benefit realized for stock options exercised	(1.8)	(3.7)	1.3
Intrinsic value of stock options exercised	6.4	2.2	10.0
Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units
The fair value of restricted stock units and performance restricted stock units granted was determined based on the closing price of our common stock on the date of grant.
In 2011, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions. We accrue compensation cost if it is probable that the performance conditions will be achieved and reassess whether achievement of the performance conditions are probable at each reporting period. In the fourth quarter of 2011, we assessed that it is no longer probable that we would meet the specified performance conditions, and reversed the compensation cost recognized to-date.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2012, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions. Several weeks after the original grant date, we amended one of these performance conditions associated with this award. As a result, the incremental compensation cost associated with this modification totaled $.9, of which $.3 was recognized in 2012. We have adjusted the compensation cost recognized to-date to reflect our estimated performance.
In 2013, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions. We currently believe that the achievement of the performance conditions is probable.
A summary of restricted stock and restricted stock units at December 31, 2013, and changes during 2013, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2013	3,467	$23.18
Granted	2,323	20.36
Vested	(1,004)	27.91
Forfeited	(552)	22.03
December 31, 2013	4,234	$20.67
A summary of performance restricted stock units at December 31, 2013, and changes during 2013, is as follows:

	Performance Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2013(1)	2,909	$22.19
Granted	1,977	20.17
Vested	—	—
Forfeited	(503)	21.34
December 31, 2013(1)	4,383	$22.19
(1) Based on initial target payout.
The total fair value of restricted stock units that vested during 2013 was $19.4, based upon market prices on the vesting dates. At December 31, 2013, there was approximately $64.4 of unrecognized compensation cost related to restricted stock, restricted stock units and performance restricted stock units compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.
In addition to the amounts in the table above, in April 2012 we granted 200,000 restricted stock units that will be funded with treasury shares, outside of the 2010 Plan, in reliance upon The New York Stock Exchange rules. These restricted stock units have a weighted-average grant-date fair value of $21.69 and vest and settle ratably over five years. During 2013, 40,000 of these restricted stock units vested, and 160,000 of these restricted stock units were outstanding at December 31, 2013. During 2013 and 2012, we recognized compensation cost of $1.4 and $1.4, respectively, for these restricted stock units. At December 31, 2013, there was $1.6 of unrecognized compensation cost related to these restricted stock units.
NOTE 11. Stock Repurchase Program
In October 2007, our Board of Directors approved a five-year $2,000.0 share repurchase program ("$2.0 billion program") which began in December 2007. The program expired on December 17, 2012. We repurchased approximately 4.8 million shares for $180.8 under the $2.0 billion program through its expiration.
NOTE 12. Employee Benefit Plans
Savings Plan
We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $10.6 in 2013, $11.8 in 2012 and $12.6 in 2011, which were then used by the PSA to purchase our shares in the open market through June 30, 2011. Beginning July 1, 2011, matching contributions follow the same allocation that the participant has selected for his or her own contributions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Pension and Postretirement Plans
Avon and certain subsidiaries have contributory and noncontributory retirement plans for substantially all employees of those subsidiaries. Benefits under these plans are generally based on an employee’s years of service and average compensation near retirement. Plans are funded based on legal requirements and cash flow.
We provide health care benefits subject to certain limitations to the majority of retired employees in the U.S. and certain foreign countries. In the U.S., the cost of such health care benefits is shared by us and our retirees for employees hired on or before January 1, 2005. Employees hired after January 1, 2005, will pay the full cost of the health care benefits upon retirement. In August 2009, we announced changes to our postretirement medical and life insurance benefits offered to U.S. retirees. The changes to the retiree medical benefits reduced the plan’s obligations by $36.3. This amount is being amortized as a negative prior service cost over the average future service of active participants which is approximately 12 years. The changes to the retiree life insurance benefits reduced the plan’s obligations by $27.7. This amount was amortized as a negative prior service cost over 3.3 years, which was the remaining term of the plan.
We are required, among other things, to recognize the funded status of pension and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of AOCI, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost. We recognize prior service costs or credits and actuarial gains and losses beyond a 10% corridor to earnings based on the estimated future service period of the participants. The determination of the 10% corridor utilizes a calculated value of plan assets for our more significant plans, whereby gains and losses are smoothed over three- and five-year periods.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Benefit Obligations, Plan Assets and Funded Status
The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation:
Beginning balance	$(792.7)	$(753.7)	$(838.5)	$(746.7)	$(138.1)	$(132.3)
Service cost	(15.7)	(15.1)	(12.2)	(18.0)	(1.8)	(1.9)
Interest cost	(27.5)	(29.6)	(36.8)	(39.8)	(5.1)	(5.8)
Actuarial gain (loss)	58.4	(68.7)	(21.0)	(49.6)	22.9	(7.4)
Plan participant contributions	—	—	(.7)	(2.3)	(2.9)	(3.3)
Benefits paid	109.2	75.2	44.8	48.7	10.5	12.6
Plan amendments	—	—	—	(4.8)	1.3	—
Curtailments	—	(.4)	1.5	1.2	.9	(.2)
Special termination benefits	—	(.4)	—	—	(.5)	(.2)
Foreign currency changes and other	—	—	(.8)	(27.2)	1.7	.4
Ending balance	$(668.3)	$(792.7)	$(863.7)	$(838.5)	$(111.1)	$(138.1)
Change in Plan Assets:
Beginning balance	$529.2	$493.4	$609.3	$536.4	$—	$42.6
Actual return on plan assets	59.8	67.0	76.4	57.7	—	2.7
Company contributions	51.3	44.0	67.4	40.7	7.6	(36.0)
Plan participant contributions	—	—	.7	2.3	2.9	3.3
Benefits paid	(109.2)	(75.2)	(44.8)	(48.7)	(10.5)	(12.6)
Foreign currency changes and other	—	—	6.0	20.9	—	—
Ending balance	$531.1	$529.2	$715.0	$609.3	$—	$—
Funded Status:
Funded status at end of year	$(137.2)	$(263.5)	$(148.7)	$(229.3)	$(111.1)	$(138.1)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$2.7	$2.0	$—	$—
Accrued compensation	(10.3)	(23.1)	(4.0)	(2.5)	(8.8)	(9.4)
Employee benefit plans liability	(126.9)	(240.4)	(147.4)	(228.8)	(102.3)	(128.7)
Net amount recognized	$(137.2)	$(263.5)	$(148.7)	$(229.3)	$(111.1)	$(138.1)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$355.6	$483.6	$283.4	$315.0	$26.0	$52.6
Prior service credit	(.4)	(.7)	(.7)	(8.2)	(32.4)	(38.3)
Total pretax amount recognized	$355.2	$482.9	$282.7	$306.8	$(6.4)	$14.3
Supplemental Information:
Accumulated benefit obligation	$663.6	$776.5	$807.9	$768.5	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$668.3	$792.7	$853.3	$822.6	N/A	N/A
Fair value plan assets	531.1	529.2	701.9	591.3	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$668.3	$792.7	$832.6	$809.4	N/A	N/A
Accumulated benefit obligation	663.6	776.5	797.5	761.9	N/A	N/A
Fair value plan assets	531.1	529.2	687.5	581.5	N/A	N/A
The U.S. pension plans include funded qualified plans and unfunded non-qualified plans. As of December 31, 2013, the U.S. qualified pension plans had benefit obligations of $624.1 and plan assets of $531.1. As of December 31, 2012, the U.S. qualified pension plans had benefit obligations of $728.8 and plan assets of $529.2. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

During the second quarter of 2012, approximately $40 of assets previously designated and intended to be used solely for postretirement benefits were transferred to a trust that funds both active and retiree benefits (the "healthcare trust"). We treated

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the transfer of these assets as a negative contribution in our net benefit obligation. At December 31, 2013, the balance in this healthcare trust was $1.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost:
Service cost	$15.7	$15.1	$12.8	$12.2	$18.0	$15.4	$1.8	$1.9	$2.0
Interest cost	27.5	29.6	32.6	36.8	39.8	39.7	5.1	5.8	6.4
Expected return on plan assets	(37.4)	(36.0)	(36.2)	(40.7)	(39.1)	(41.1)	—	—	(2.2)
Amortization of prior service credit	(.3)	(.3)	(.3)	(.2)	(1.3)	(1.6)	(4.8)	(13.2)	(16.0)
Amortization of net actuarial losses	47.2	43.7	45.4	12.8	17.6	13.6	2.5	4.1	3.2
Settlements/curtailments	—	.8	(.3)	(4.3)	1.9	1.4	(1.8)	(1.0)	(.8)
Other	—	—	—	.7	.7	.6	—	—	—
Net periodic benefit cost	$52.7	$52.9	$54.0	$17.3	$37.6	$28.0	$2.8	$(2.4)	$(7.4)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial (gains) losses	$(80.8)	$37.7	$89.2	$(14.8)	$31.0	$62.7	$(22.9)	$4.7	$5.2
Prior service cost (credit)	—	—	—	—	4.8	(4.6)	(1.3)	—	—
Amortization of prior service credit	.3	.3	.2	7.9	2.4	1.6	7.1	14.6	17.0
Amortization of net actuarial losses	(47.2)	(43.7)	(45.4)	(17.7)	(21.8)	(14.9)	(3.4)	(4.1)	(3.2)
Foreign currency changes	—	—	—	.5	10.4	(2.9)	(.2)	(.2)	(.3)
Total recognized in other comprehensive (loss) income*	$(127.7)	$(5.7)	$44.0	$(24.1)	$26.8	$41.9	$(20.7)	$15.0	$18.7
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(75.0)	$47.2	$98.0	$(6.8)	$64.4	$69.9	$(17.9)	$12.6	$11.3
* Amounts represent the pre-tax effect included within other comprehensive (loss) income. The net of tax amounts are included within the Consolidated Statements of Comprehensive Income.
The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$42.9	$9.3	$1.9
Prior service credit	(.3)	(.1)	(4.6)
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.54%	3.55%	4.58%	4.63%	4.91%	3.99%
Rate of compensation increase	3.91%	3.86%	3.63%	3.88%	N/A	N/A
The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans were based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. pension plans determined on this basis has increased to 4.56% at December 31, 2013, from 4.11% at December 31, 2012.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average assumptions used to determine net benefit cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.55%	4.10%	4.80%	4.59%	5.30%	5.60%	3.99%	4.66%	5.28%
Rate of compensation increase	3.86%	3.82%	4.00% - 6.00%	3.88%	4.13%	4.00%	N/A	N/A	N/A
Rate of return on assets	7.75%	7.75%	8.00%	6.70%	6.85%	7.16%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2013, the assumed rate of return on assets globally was 7.19%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. pension plans.
The assumed rate of return for determining 2013 net costs for the U.S. plan was 7.75%. In addition, the current rate of return assumption for the U.S. plan was based on an asset allocation of approximately 35% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 4% in the long term) and approximately 65% in equity securities and high yield securities (which are expected to earn approximately 6% to 10% in the long term). Similar assessments were performed in determining rates of return on non-U.S. pension plan assets, to arrive at our weighted-average assumed rate of return of 6.70% for determining 2013 net cost.

Plan Assets
Our U.S. and non-U.S. funded pension plans target and weighted-average asset allocations at December 31, 2013 and 2012, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year End		Target	at Year End
Asset Category	2014	2013	2012	2014	2013	2012
Equity securities	30-35%	58%	58%	55-65%	63%	60%
Debt securities	65-70	42	42	30-40	35	33
Real Estate	—	—	—	—	—	2
Other	—	—	—	0-10	2	5
Total	100%	100%	100%	100%	100%	100%
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2013:

	U.S. Pension Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$186.7	$186.7
International equity	—	75.4	75.4
Emerging markets	—	43.4	43.4
	—	305.5	305.5
Fixed Income Securities:
Corporate bonds	—	154.0	154.0
Government securities	—	70.7	70.7
	—	224.7	224.7
Cash	.9	—	.9
Total	$.9	$530.2	$531.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$97.8	$—	$97.8
International equity	—	354.8	—	354.8
	—	452.6	—	452.6
Fixed Income Securities:
Corporate bonds	—	100.8	—	100.8
Government securities	—	137.1	—	137.1
Other	—	11.0	—	11.0
	—	248.9	—	248.9
Other:
Cash	11.2	—	—	11.2
Real estate	—	—	1.2	1.2
Other	—	—	1.1	1.1
	11.2	—	2.3	13.5
Total	$11.2	$701.5	$2.3	$715.0

The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2012:

	U.S. Pension Plans
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$186.4	$186.4
International equity	—	71.0	71.0
Emerging markets	—	50.5	50.5
	—	307.9	307.9
Fixed Income Securities:
Corporate bonds	—	148.0	148.0
Government securities	—	72.2	72.2
	—	220.2	220.2
Cash	1.1	—	1.1
Total	$1.1	$528.1	$529.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$71.3	$—	$71.3
International equity	—	297.4	—	297.4
	—	368.7	—	368.7
Fixed Income Securities:
Corporate bonds	—	85.9	—	85.9
Government securities	—	113.3	—	113.3
Other	—	11.5	—	11.5
	—	210.7	—	210.7
Other:
Cash	16.4	—	—	16.4
Real estate	—	—	13.1	13.1
Other	—	—	.4	.4
	16.4	—	13.5	29.9
Total	$16.4	$579.4	$13.5	$609.3
A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance as of January 1, 2012	$15.9
Actual return on plan assets held	(2.6)
Foreign currency changes	.2

Balance as of December 31, 2012	13.5
Purchases and sales, net	(10.4)
Actual return on plan assets held	(.5)
Foreign currency changes	(.3)

Balance as of December 31, 2013	$2.3
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
Beginning in 2014, our investment strategy for the U.S. pension plan is designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we will also utilize derivative instruments to achieve the desired market exposures or to hedge certain risks.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash flows
We expect to make contributions in the range of $50 to $55 to our U.S. pension and postretirement plans and in the range of $30 to $35 to our international pension and postretirement plans during 2014.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2014	$162.9	$40.0	$202.9	$8.8
2015	82.2	43.9	126.1	8.6
2016	61.7	45.0	106.7	8.5
2017	58.1	47.0	105.1	8.5
2018	53.5	49.4	102.9	8.4
2019-2023	239.5	284.7	524.2	39.8

Postretirement Benefits
For 2013, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 9.2% for all claims and is assumed to gradually decrease each year thereafter to 5.0% (in 2022 and beyond for our U.S. plan). A one-percentage point change in the assumed health care cost trend rates for all postretirement plans would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$.2	$(.2)
Effect on postretirement benefit obligation	2.0	(1.9)

Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees after employment but before retirement. The accrued cost for postemployment benefits was $39.1 at December 31, 2013 and $52.2 at December 31, 2012, and was included in employee benefit plans in the Consolidated Balance Sheets.
Supplemental Retirement Programs
We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, the deferral of performance restricted stock units for certain employees (through the end of 2012 only), and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three investment alternatives. Expense associated with the DCP was $1.2 in 2013, $1.7 in 2012 and $1.4 in 2011. The accrued liability for the DCP was $57.9 at December 31, 2013 and $69.7 at December 31, 2012 and was included in other liabilities in the Consolidated Balance Sheets.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $7.6 in 2013, $8.4 in 2012 and $9.8 in 2011.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The benefit obligation under these programs was $44.2 at December 31, 2013 and $63.9 at December 31, 2012 and was included in employee benefit plans and accrued compensation in the Consolidated Balance Sheets.
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
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2013	2012
Corporate-owned life insurance policies	$30.5	$42.7
Cash and cash equivalents	.8	(.1)
Total	$31.3	$42.6
The assets are recorded at fair market value, except for investments in corporate-owned life insurance policies which are recorded at their cash surrender values as of each balance sheet date, which is a proxy of fair value. Changes in the cash surrender value during the period are recorded as a gain or loss within selling, general and administrative expenses in the Consolidated Statements of Income.

NOTE 13. Segment Information
Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. The segments have similar business characteristics and each offers similar products through similar customer access methods.
In the second quarter of 2013, Silpada was classified within discontinued operations. See Note 3, Discontinued Operations for more information. Accordingly, all amounts exclude the results of Silpada for all periods presented.
Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, marketing, professional and related fees associated with the Foreign Corrupt Practices Act ("FCPA") investigations and compliance reviews, a non-cash impairment charge for the capitalized software associated with SMT and the accrual for the potential settlements related to the FCPA investigations. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as Global and other expenses. We do not allocate to our segments costs of implementing restructuring initiatives related to our global functions, professional and related fees associated with the FCPA investigations and compliance reviews, a non-cash impairment charge for the capitalized software associated with SMT or the accrual for the potential settlements related to the FCPA investigations. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.
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
Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue & Operating Profit (Loss)
	2013		2012		2011
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit
Latin America	$4,840.5	$478.6	$4,993.7	$443.9	$5,161.8	$634.0
Europe, Middle East & Africa	2,898.4	406.7	2,914.2	312.8	3,122.8	478.9
North America	1,458.2	(60.1)	1,751.1	(4.7)	1,872.5	49.4
Asia Pacific	757.9	(12.1)	902.4	5.1	942.4	81.4
Total from operations	9,955.0	813.1	10,561.4	757.1	11,099.5	1,243.7
Global and other	—	(385.9)	—	(232.1)	—	(151.7)
Total	$9,955.0	$427.2	$10,561.4	$525.0	$11,099.5	$1,092.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total Assets
	2013	2012	2011
Latin America	$2,432.7	$2,713.3	$2,766.4
Europe, Middle East & Africa	1,370.9	1,380.2	1,516.2
North America	519.5	635.9	701.5
Asia Pacific	441.7	537.7	628.8
Total from continuing operations	4,764.8	5,267.1	5,612.9
Total from discontinued operations	—	190.6	418.4
Global and other	1,727.5	1,924.8	1,703.7
Total assets	$6,492.3	$7,382.5	$7,735.0

Capital Expenditures
	2013	2012	2011
Latin America	$94.1	$99.0	$117.1
Europe, Middle East & Africa	20.0	27.1	51.2
North America	7.6	8.6	12.2
Asia Pacific	6.6	4.6	16.0
Total from operations	128.3	139.3	196.5
Global and other	69.0	89.2	79.9
Total capital expenditures	$197.3	$228.5	$276.4

Depreciation and Amortization
	2013	2012	2011
Latin America	$72.2	$74.3	$72.8
Europe, Middle East & Africa	46.6	47.0	60.3
North America	37.4	33.7	41.9
Asia Pacific	21.9	21.2	18.6
Total from operations	178.1	176.2	193.6
Global and other	46.5	36.3	27.5
Total depreciation and amortization	$224.6	$212.5	$221.1
Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2013	2012	2011
Brazil	$2,014.0	$2,041.7	$2,316.3
U.S.	1,221.8	1,454.1	1,556.8
All other	6,719.2	7,065.6	7,226.4
Total	$9,955.0	$10,561.4	$11,099.5
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. Long-lived assets in the U.S. and Brazil consist primarily of property, plant and equipment related to manufacturing and distribution facilities.

	2013	2012	2011
U.S.	$450.4	$714.4	$736.7
Brazil	421.5	484.5	503.3
All other	1,153.4	1,232.6	1,214.9
Total	$2,025.3	$2,431.5	$2,454.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by Product Category
	2013	2012	2011
Beauty(1)	$7,103.2	$7,642.7	$8,067.8
Fashion(2)	1,623.5	1,750.9	1,818.9
Home(3)	1,037.7	1,011.7	1,048.7
Net sales	9,764.4	10,405.3	10,935.4
Other revenue(4)	190.6	156.1	164.1
Total revenue	$9,955.0	$10,561.4	$11,099.5

(1)	Beauty includes color, fragrance, skincare and personal care.

(2)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(3)	Home includes gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products.

(4)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.
NOTE 14. Leases and Commitments
Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2013, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2014	$106.3	$169.1
2015	87.1	62.2
2016	74.9	15.4
2017	61.0	8.2
2018	40.4	3.6
Later years	146.3	4.6
Sublease rental income	(9.3)	N/A
Total	$506.7	$263.1
Rent expense was $125.1 in 2013, $133.1 in 2012 and $126.1 in 2011. Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $91.8 were in progress at December 31, 2013.
NOTE 15. Restructuring Initiatives

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
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $119.1 before taxes, of which $68.4 before taxes was recorded in 2013. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $140 to $150 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $165 to $170 (both before taxes). For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.
Restructuring Charges – 2013
During 2013, we recorded total costs to implement of $68.4 related to the $400M Cost Savings Initiative, and the costs consisted of the following:

•	net charge of $50.4 primarily for employee-related costs, including severance and pension and postretirement benefits;

•	accelerated depreciation of $13.9 associated with the closure and rationalization of certain facilities;

•	contract termination and other charges of $4.8, primarily related to the costs associated with our exit from the Republic of Ireland market;

•	net benefit of $3.5 due to accumulated foreign currency translation adjustments in the second quarter of 2013 primarily associated with our exit from the Vietnam market;

•	implementation costs of $3.3 for professional service fees;

•	net benefit of $.7 due to inventory adjustments in the first and second quarters of 2013; and

•	net loss of $.2 due to the sale of a facility in the U.S.
Of the total costs to implement, $69.1 was recorded in selling, general and administrative expenses and a net benefit of $.7 was recorded in cost of sales, in the Consolidated Statements of Income. The majority of cash payments, if applicable, associated with these charges were made in 2013 and the remaining are expected to be made during 2014.
Restructuring Charges – 2012
During 2012, we recorded total costs to implement of $50.7 related to the $400M Cost Savings Initiative, and the costs consisted of the following:

•	net charge of $45.2 primarily for employee-related costs, including severance and pension and postretirement benefits;

•	accelerated depreciation of $2.2 associated with the closure and rationalization of certain facilities;

•	contract termination and other charges of $1.9 primarily related to the closure of certain facilities and our exit from the South Korea market; and

•	inventory write-offs of $1.4 associated with the exit of our South Korea and Vietnam markets.
Of the total costs to implement, $49.3 was recorded in selling, general and administrative expenses and $1.4 was recorded in cost of sales, in the Consolidated Statements of Income.
The liability balance for the $400M Cost Savings Initiative as of December 31, 2013 is as follows:

	Employee- Related Costs	Inventory/ Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
2012 Charges	$45.2	$1.4	$—	$1.9	$48.5
Cash payments	(3.2)	—	—	(.2)	(3.4)
Non-cash write-offs	(.8)	(1.4)	—	—	(2.2)
Foreign exchange	.1	—	—	—	.1
Balance at December 31, 2012	$41.3	$—	$—	$1.7	$43.0
2013 Charges	54.4	.1	(3.5)	5.3	56.3
Adjustments	(4.0)	(.8)	—	(.5)	(5.3)
Cash payments	(44.9)	—	—	(4.8)	(49.7)
Non-cash write-offs	(.2)	.7	3.5	—	4.0
Foreign exchange	.1	—	—	.1	.2
Balance at December 31, 2013	$46.7	$—	$—	$1.8	$48.5
Non-cash write-offs associated with employee-related costs are the result of settlements, curtailments and special termination benefits for pension and postretirement benefits plans due to the initiatives implemented.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/ Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$95.6	$.7	$(3.5)	$6.7	$99.5
Estimated charges to be incurred on approved initiatives	2.2	—	6.0	7.7	15.9
Total expected charges on approved initiatives	$97.8	$.7	$2.5	$14.4	$115.4
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
2013	11.1	15.6	5.3	1.3	17.7	51.0
Charges incurred to date	24.0	16.7	23.3	14.2	21.3	99.5
Estimated charges to be incurred on approved initiatives	1.9	12.1	—	.4	1.5	15.9
Total expected charges on approved initiatives	$25.9	$28.8	$23.3	$14.6	$22.8	$115.4
As noted previously, for the initiatives approved to-date, we expect to record total costs to implement restructuring in the range of $140 to $150 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.
Additional Restructuring Charges 2012
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs and improve efficiencies. In addition, we have relocated our corporate headquarters in New York City.
Restructuring Charges – 2013
As a result of the analysis and the actions taken, during 2013, we recorded total costs to implement of $5.0 in selling, general and administrative expenses in the Consolidated Statements of Income, primarily consisting of contract termination costs of $6.1 associated with the relocation of our corporate headquarters, partially offset by other immaterial adjustments to the reserve for employee-related costs.
Restructuring Charges – 2012
During 2012, we recorded total costs to implement of $73.9 associated with previously approved initiatives, and the costs consisted of the following:

•	net charge of $53.4 primarily for employee-related costs, including severance and pension benefits;

•	contract termination costs of $12.0 associated with the relocation of our corporate headquarters;

•	implementation costs of $5.8 for professional service fees; and

•	accelerated depreciation of $2.7 associated with the relocation of our corporate headquarters.
Total costs to implement were recorded in selling, general and administrative expenses in the Consolidated Statements of Income for the year ended December 31, 2013.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability balance for these various restructuring initiatives as of December 31, 2013 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
2012 Charges	$53.4	$12.0	$65.4
Cash payments	(33.9)	(.2)	(34.1)
Non-cash write-offs	(1.6)	—	(1.6)
Foreign exchange	(.3)	—	(.3)
Balance at December 31, 2012	$17.6	$11.8	$29.4
2013 Charges	.8	6.1	6.9
Adjustments	(1.9)	—	(1.9)
Cash payments	(14.4)	(5.6)	(20.0)
Foreign exchange	(.1)	—	(.1)
Balance at December 31, 2013	$2.0	$12.3	$14.3
Non-cash write-offs associated with employee-related costs are the result of settlements, curtailments and special termination benefits for pension and postretirement benefits plans due to the initiatives implemented.
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
Restructuring Charges – 2013
During 2013, we recorded net benefits as a result of adjustments to the reserve of $7.5 primarily in selling, general and administrative expenses, associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs. The net benefit primarily consisted of a net gain of $4.9 due to the sale of a facility in the U.S., as well as adjustments the reserve for employee-related costs.
Restructuring Charges – 2012
During 2012, we recorded total costs to implement of $.1 associated with previously approved initiatives that are part of our 2005 and 2009 Restructuring Programs, and the costs consisted of the following:

•	net benefit of $12.1 as a result of adjustments to the reserve, partially offset by employee-related costs;

•	implementation costs of $8.9 for professional service fees, primarily associated with our initiatives to outsource certain finance processes and realign certain distribution operations;

•	accelerated depreciation of $4.7 associated with our initiatives to realign certain distribution operations and close certain manufacturing operations; and

•	a net gain of $1.4 due to the sale of machinery and equipment in Germany.
Of the total cost to implement, a net benefit of $3.0 was recorded in selling, general and administrative expenses and total costs to implement of $3.1 were recorded in cost of sales, in the Consolidated Statements of Income.
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

•	accelerated depreciation of $14.6 associated with our initiatives to realign certain distribution operations and close certain manufacturing operations; and

•	a net gain of $5.2 primarily due to the sale of a facility in Germany.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the total costs to implement, $28.8 was recorded in selling, general and administrative expenses and $11.2 was recorded in cost of sales, in the Consolidated Statements of Income.
The liability balance, which primarily consists of employee-related costs, for the initiatives under the 2005 and 2009 Restructuring Programs is as follows:

Total
Balance December 31, 2010	$135.9
2011 Charges	25.6
Adjustments	(22.2)
Cash payments	(64.1)
Non-cash write-offs	.3
Foreign exchange	(1.6)
Balance December 31, 2011	$73.9
2012 Charges	2.3
Adjustments	(14.4)
Cash payments	(41.5)
Non-cash write-offs	1.0
Foreign exchange	(.3)
Balance December 31, 2012	$21.0
2013 Charges	.7
Adjustments	(4.6)
Cash payments	(15.9)
Non-cash write-offs	—
Foreign exchange	—
Balance December 31, 2013	$1.2
Non-cash write-offs associated with employee-related costs are the result of settlements, curtailments and special termination benefits for pension and postretirement benefits plans due to the initiatives implemented.
The 2005 and 2009 Restructuring Programs are substantially complete.

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
As previously reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. We also have made factual presentations which are now substantially complete.
As previously reported in our Quarterly Report on Form 10-Q for the period ending June 30, 2013, we made an offer of settlement to the DOJ and the SEC in June 2013 that, among other terms, would have included payment of monetary penalties of approximately $12. Although our offer was rejected by the DOJ and the staff of the SEC, we accrued the amount of our offer in the second quarter of 2013.
Our settlement negotiations with the DOJ and the staff of the SEC have continued. In the fourth quarter of 2013, based on the status of our current negotiations, including the levels of monetary payments being discussed, we recorded an additional accrual of $77, resulting in an aggregate accrual for these matters of $89 at December 31, 2013. Based on the status of our current negotiations with the DOJ and the staff of the SEC, we estimate the aggregate amount of any potential settlements with the government could exceed this accrual by up to approximately $43. While it is reasonably possible that the aggregate monetary payments in any settlements will exceed $89 there is no amount within the estimated potential settlement range that we consider to be a better estimate than any other amount; therefore, we have accrued the estimated minimum amount of probable loss in connection with the potential settlements of these matters or $77 during the fourth quarter of 2013 and $12 during the second quarter of 2013.
Although we are working to resolve the government investigations through settlement, there can be no assurance that our efforts to reach settlements with the government will be successful or, if they are, what the timing or terms of any such settlements would be. We expect any such settlements will include civil and/or criminal fines and penalties, and may also include non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. We may be required to incur significant future costs to comply with the non-monetary terms of any settlements with the SEC and the DOJ. If we do not reach settlements with the DOJ and/or the SEC, we cannot predict the outcome of any subsequent litigation with the government but such litigation could have a material adverse effect.
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
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Ann S. Moore, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, No. 13-CV-8369)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. In the Parker case, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is adjourned until plaintiff files an amended pleading. In Schwartz, the parties have agreed to defer the filing of an amended complaint and the defendants' response thereto until the parties submit a further stipulation addressing the scheduling of proceedings. In Pritika, the parties have agreed to a stipulated schedule for the filing of a motion to dismiss on behalf of the defendants. We are unable to predict the outcome of these matters.
On May 14, 2012, County of York Retirement Plan ("County of York") - which had been a plaintiff in a previously-filed but now discontinued derivative action - filed a complaint against the Company seeking enforcement of its demands for the inspection of certain of the Company's books and records (County of York Retirement Plan v. Avon Products, Inc., New York Supreme Court, New York County, Index No. 651673/2012). On July 10, 2012, the Company moved to dismiss County of York's complaint. On November 21, 2013, the Court approved County of York's stipulation of voluntary discontinuance without prejudice.
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS), totaling approximately $355, $53 and $245 each, including penalties and accrued interest, at the exchange rate on December 31, 2013. The 2002 and the 2012 assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in that country was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 assessments are unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 assessments. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. In October 2013, the 2012 PIS and COFINS assessments were canceled in our favor by the first administrative level. This decision will be subject to a mandatory appeal to the second administrative level by the Brazilian tax authorities. In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to approximately $28 from $67, including penalties and accrued interest, at the exchange rate on December 31, 2013. We have appealed this decision to the second administrative level.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2013, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 17. Goodwill and Intangible Assets
In the second quarter of 2013, Silpada was classified within discontinued operations. See Note 3, Discontinued Operations for more information. Accordingly, all amounts exclude the results of Silpada for all periods presented.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term forecasted revenue and earnings, and we completed an interim impairment assessment of the fair value of goodwill related to our operations in China.
China's revenue performance in the third quarter of 2013 was approximately 67% less (when excluding the impact of foreign currency) than the revenue in our Q4 2012 projections. The revenue decline in China during the third quarter of 2013 resulted in the recognition of an operating loss while we had expected operating profit in our Q4 2012 projections. In the third quarter of 2013, we significantly lowered our long-term revenue and earnings projections for China that was included in our DCF model utilized in our interim impairment assessment. Based upon this interim analysis, we determined that the goodwill related to our operations in China was impaired. Specifically, the results of our interim impairment analysis indicated the estimated fair value of our China reporting unit was less than its respective carrying amount. As a result of our impairment testing, we recorded a non-cash before tax impairment charge of $38.4 ($38.4 after tax) to reduce the carrying amount of goodwill. There is no goodwill remaining for our China reporting unit as a result of this impairment. The decline in the fair value of the China reporting unit was primarily driven by the significant reduction in the forecasted long-term growth rates and cash flows used to estimate fair value. Fiscal year 2013 revenue for China was expected to be approximately 38% less than the revenue in our Q4 2012 projections and 47% less than fiscal year 2012 results.
We also performed an interim impairment analysis for our China finite-lived intangible assets, which indicated the carrying value of these intangible assets exceeded the estimated future undiscounted cash flows of the business. This resulted in a non-cash before tax impairment charge of $3.7 ($2.8 after tax) to reduce the carrying amount of these assets. There are no intangible assets remaining for China as a result of this impairment charge.
China had historically generated positive cash flows, but was not expected to generate positive cash flows in 2013 or for a number of years thereafter as there was a need for further investment than was previously anticipated. As a result, the expected cash flows of the business as of the date of our impairment analysis were not at a level sufficient to support the carrying value of the business. As compared to prior years' projections for China, the future expectations declined significantly in the 2012 and 2013 impairment analyses. This reduction in future expectations led to impairments of $44.0 and $42.1 being recorded during the third quarters of 2012 and 2013, respectively.
Q3 2012 China Impairment Assessment
Based on the continued decline in revenue performance in China during the third quarter of 2012 and a corresponding lowering of our long-term growth estimates in China, we completed an interim impairment assessment of the fair value of goodwill related to our operations in China. The changes to our long-term growth estimates were based on the state of our China business, as the China business did not achieve our revenue, earnings and cash flows expectations primarily due to challenges in our business model. Based upon this interim analysis, we determined that the goodwill related to our operations in China was impaired. Specifically, the results of our interim impairment test indicated the estimated fair value of our China reporting unit was less than its respective carrying amount. As a result of our impairment testing, we recorded a non-cash impairment charge of $44.0 ($44.0 after tax) to reduce the carrying amount of goodwill for China to its estimated fair value.
Key Assumptions - China
Key assumptions used in measuring the fair value of China during these impairment assessments included projections of revenue and the resulting cash flows, as well as the discount rate (based on the weighted-average cost of capital). To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2012	$122.8	$167.3	$84.2	$374.3
Accumulated impairments	—	—	(44.0)	(44.0)
Net balance at December 31, 2012	$122.8	$167.3	$40.2	$330.3

Changes during the period ended December 31, 2013:
Impairment	$—	$—	$(38.4)	$(38.4)
Other(1)	(10.2)	—	.8	(9.4)

Gross balance at December 31, 2013	$112.6	$167.3	$85.0	$364.9
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2013	$112.6	$167.3	$2.6	$282.5
(1) Other is primarily comprised of foreign currency translation.
Other intangible assets

	2013		2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$39.9	$(36.5)	$52.7	$(46.0)
Licensing agreements	52.3	(47.3)	62.8	(53.6)
Noncompete agreements	8.1	(8.1)	8.6	(8.6)
Trademarks	6.6	(6.6)	6.6	(6.3)
Indefinite-Lived Trademarks	25.1	—	24.4	—
Total	$132.0	$(98.5)	$155.1	$(114.5)

Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, disposals, impairments, accelerated amortization or fluctuations in foreign currency exchange rates. The aggregate amortization expense was $4.4, $9.5 and $6.7 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense in future periods is not expected to be material.

NOTE 18. Supplemental Balance Sheet Information
At December 31, 2013 and 2012, prepaid expenses and other included the following:

Prepaid expenses and other	2013	2012
Deferred tax assets (Note 7)	$233.6	$273.5
Prepaid taxes and tax refunds receivable	145.9	141.1
Prepaid brochure costs, paper and other literature	95.7	111.8
Receivables other than trade	86.6	131.6
Short-term investments	31.2	16.5
Healthcare trust assets (Note 12)	.5	26.9
Interest-rate swap agreements, including interest (Notes 8 and 9)	—	19.5
Other	95.8	106.1
Prepaid expenses and other	$689.3	$827.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2013 and 2012, other assets included the following:

Other assets	2013	2012
Deferred tax assets (Note 7)	$944.7	$826.9
Long-term receivables	168.0	174.9
Capitalized software (Note 1)	122.9	235.4
Investments	33.8	44.5
Interest-rate swap agreements (Notes 8 and 9)	—	94.8
Other	34.5	31.4
Other assets	$1,303.9	$1,407.9
NOTE 19. Results of Operations by Quarter (Unaudited)

2013	First	Second	Third	Fourth	Year
Total revenue	$2,456.0	$2,508.9	$2,322.9	$2,667.2	$9,955.0
Gross profit	1,530.6	1,573.5	1,451.2	1,627.2	6,182.5
Operating profit (loss)(2)	174.0	202.2	68.2	(17.2)	427.2
Income (loss) from continuing operations, before taxes(3)	29.3	145.3	31.6	(43.6)	162.6
(Loss) income from continuing operations, net of tax(4)	(11.5)	84.6	(6.4)	(67.7)	(1.0)
(Loss) income from discontinued operations, net of tax	(1.1)	(50.4)	.6	—	(50.9)
Net (income) loss attributable to noncontrolling interests	(1.1)	(2.3)	.3	(1.4)	(4.5)
Net (loss) income attributable to Avon	$(13.7)	$31.9	$(5.5)	$(69.1)	$(56.4)

(Loss) earnings per share from continuing operations
Basic	$(.03)	$.19	$(.01)	$(.16)	$(.01)	(5)
Diluted	$(.03)	$.19	$(.01)	$(.16)	$(.01)	(5)

2012	First(1)	Second(1)	Third	Fourth	Year
Total revenue	$2,540.4	$2,558.2	$2,510.6	$2,952.2	$10,561.4
Gross profit	1,545.7	1,608.5	1,539.4	1,764.7	6,458.3
Operating profit(2)	72.7	128.9	110.6	212.8	525.0
Income from continuing operations, before taxes(3)	42.0	93.0	82.3	211.4	428.7
Income (loss) from continuing operations, net of tax(4)	28.2	65.1	36.2	(36.2)	93.3
Loss from discontinued operations, net of tax	(.6)	(2.4)	(3.6)	(124.9)	(131.5)
Net income attributable to noncontrolling interests	(1.1)	(1.1)	(1.0)	(1.1)	(4.3)
Net income (loss) attributable to Avon	$26.5	$61.6	$31.6	$(162.2)	$(42.5)

Earnings (loss) per share from continuing operations
Basic	$.06	$.15	$.08	$(.08)	$.20	(5)
Diluted	$.06	$.15	$.08	$(.08)	$.20	(5)
(1) As discussed in Note 1, Description of the Business and Summary of Significant Accounting Policies, we recorded out-of-period adjustments in 2012 that related to prior periods.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We evaluated the out-of-period adjustments in 2012, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.
(2) Operating profit (loss) was impacted by the following:

2013	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$(.6)	$(.3)	$—	$—	$(.9)
Selling, general and administrative expenses	20.9	8.7	(.2)	37.4	66.8
Total costs to implement restructuring initiatives	$20.3	$8.4	$(.2)	$37.4	$65.9
Venezuelan special items	$13.3	$16.5	$14.9	$4.9	$49.6
FCPA accrual	$—	$12.0	$—	$77.0	$89.0
Asset impairment and other charges	$—	$—	$42.1	$117.2	$159.3

2012	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$2.7	$.7	$(.2)	$1.3	$4.5
Selling, general and administrative expenses	24.6	37.5	1.8	56.3	120.2
Total costs to implement restructuring initiatives	$27.3	$38.2	$1.6	$57.6	$124.7
Asset impairment and other charges	$—	$—	$44.0	$—	$44.0

(3)
In addition to the items impacting operating profit (loss) above, income (loss) from continuing operations, before taxes during 2013 was impacted by a one-time, after-tax loss of $50.7 ($34.1 in other expense, net and $16.6 in income taxes) recorded in the first quarter, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits due to the devaluation of Venezuelan currency. Income (loss) from continuing operations, before taxes during 2013 was also impacted by a loss on extinguishment of debt of $73.0 before tax in the first quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined in Note 5, Debt and Other Financing), as well as the write-off of debt issuance costs associated with the early repayment of $380.0 of the outstanding principal amount of the term loan agreement (as defined in Note 5, Debt and Other Financing). In addition, income (loss) from continuing operations, before taxes during 2013 was impacted by a loss on extinguishment of debt of $13.0 before tax in the second quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the 2014 Notes (as defined in Note 5, Debt and Other Financing).

In addition, income (loss) from continuing operations, before taxes during 2012 was impacted by a benefit of $23.8 to other expense, net in 2012 due to the release of a provision in the fourth quarter associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities.

(4)
(Loss) income from continuing operations, net of tax during 2013 was impacted by valuation allowances for deferred tax assets of $41.8 related to Venezuela in the fourth quarter of 2013 and $9.2 related to the China business in the third quarter of 2013, and during 2012 was impacted by an additional provision for income taxes of $168.3. During the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested.

(5)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.
See Note 15, Restructuring Initiatives, "Results Of Continuing Operations - Consolidated" within MD&A on pages 30 through 35, "Segment Review - Latin America" within MD&A on pages 37 through 39, Note 16, Contingencies, Note 17, Goodwill and Intangibles, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 5, Debt and Other Financing and Note 7, Income Taxes, for more information on these items.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2013
Allowance for doubtful accounts receivable	$134.3	$239.3		$—	$(244.0)	(1)	$129.6
Allowance for sales returns	26.8	—		340.0	(349.2)	(2)	17.6
Allowance for inventory obsolescence	164.8	117.1		—	(131.1)	(3)	150.8
Deferred tax asset valuation allowance	627.4	156.0	(4)	—	—		783.4
2012
Allowance for doubtful accounts receivable	$138.4	$250.9		$—	$255.0	(1)	$134.3
Allowance for sales returns	35.8	—		386.4	395.4	(2)	26.8
Allowance for inventory obsolescence	147.4	118.8		—	101.4	(3)	164.8
Deferred tax asset valuation allowance	546.1	81.3	(4)	—	—		627.4
2011
Allowance for doubtful accounts receivable	$148.8	$247.0		$—	$257.4	(1)	$138.4
Allowance for sales returns	82.7	—		443.4	490.3	(2)	35.8
Allowance for inventory obsolescence	124.1	128.1		—	104.8	(3)	147.4
Deferred tax asset valuation allowance	462.7	83.4	(4)	—	—		546.1

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product destroyed and foreign currency translation adjustment.

(3)	Obsolete inventory destroyed and foreign currency translation adjustment.

(4)	Increase in valuation allowance primarily for tax loss carryforward benefits that are not more likely than not to be realized in the future.