Form 10-Q
period 2014-03-31
AVON PRODUCTS INC
filed 2014-05-01
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at March 31, 2014 was 434,446,597.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2014	March 31, 2013
Net sales	$2,141.7	$2,407.1
Other revenue	41.9	48.9
Total revenue	2,183.6	2,456.0
Costs, expenses and other:
Cost of sales	955.4	925.4
Selling, general and administrative expenses	1,279.1	1,356.6
Operating (loss) profit	(50.9)	174.0
Interest expense	27.5	29.4
Loss on extinguishment of debt	—	73.0
Interest income	(3.8)	(2.0)
Other expense, net	66.4	44.3
Total other expenses	90.1	144.7
(Loss) income from continuing operations, before taxes	(141.0)	29.3
Income taxes	(26.2)	(40.8)
Loss from continuing operations, net of tax	(167.2)	(11.5)
Loss from discontinued operations, net of tax	—	(1.1)
Net loss	(167.2)	(12.6)
Net income attributable to noncontrolling interests	(1.1)	(1.1)
Net loss attributable to Avon	$(168.3)	$(13.7)
Loss per share:
Basic from continuing operations	$(0.38)	$(0.03)
Basic from discontinued operations	$—	$—
Basic attributable to Avon	$(0.38)	$(0.03)
Diluted from continuing operations	$(0.38)	$(0.03)
Diluted from discontinued operations	$—	$—
Diluted attributable to Avon	$(0.38)	$(0.03)
Cash dividends per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2014	March 31, 2013
Net loss	$(167.2)	$(12.6)
Other comprehensive loss:
Foreign currency translation adjustments	(8.9)	(23.4)
Change in derivative losses on cash flow hedges, net of taxes of $0.2 and $0.4	0.3	0.8
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $4.1 and $5.0	8.0	10.1
Total other comprehensive loss, net of taxes	(0.6)	(12.5)
Comprehensive loss	(167.8)	(25.1)
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.5)	0.9
Comprehensive loss attributable to Avon	$(166.3)	$(26.0)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$795.1	$1,107.9
Accounts receivable, net	632.3	676.3
Inventories	944.8	967.7
Prepaid expenses and other	689.1	689.3
Total current assets	3,061.3	3,441.2
Property, plant and equipment, at cost	2,480.2	2,484.5
Less accumulated depreciation	(1,111.7)	(1,091.2)
Property, plant and equipment, net	1,368.5	1,393.3
Goodwill	280.9	282.5
Other intangible assets, net	33.0	33.5
Other assets	1,341.2	1,341.8
Total assets	$6,084.9	$6,492.3
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$180.8	$188.0
Accounts payable	861.1	896.5
Accrued compensation	203.9	271.2
Other accrued liabilities	635.6	652.6
Sales and taxes other than income	191.4	186.8
Income taxes	22.8	45.4
Total current liabilities	2,095.6	2,240.5
Long-term debt	2,525.9	2,532.7
Employee benefit plans	371.7	398.0
Long-term income taxes	56.4	53.3
Other liabilities	103.8	140.3
Total liabilities	$5,153.4	$5,364.8
Contingencies (Note 6)
Shareholders’ Equity
Common stock	$187.5	$189.4
Additional paid-in capital	2,184.5	2,175.6
Retained earnings	4,002.4	4,196.7
Accumulated other comprehensive loss	(871.1)	(870.4)
Treasury stock, at cost	(4,587.7)	(4,581.2)
Total Avon shareholders’ equity	915.6	1,110.1
Noncontrolling interests	15.9	17.4
Total shareholders’ equity	$931.5	$1,127.5
Total liabilities and shareholders’ equity	$6,084.9	$6,492.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net loss	$(167.2)	$(12.6)
Loss from discontinued operations, net of tax	—	1.1
Loss from continuing operations	$(167.2)	$(11.5)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	47.0	55.8
Provision for doubtful accounts	50.8	51.9
Provision for obsolescence	26.4	27.1
Share-based compensation	11.5	11.8
Deferred income taxes	(10.4)	(2.7)
Charge for Venezuelan monetary assets and liabilities	53.7	34.1
Charge for Venezuelan non-monetary assets to their net realizable value	115.7	—
Other	16.1	21.5
Changes in assets and liabilities:
Accounts receivable	(41.7)	(62.7)
Inventories	(97.8)	(118.4)
Prepaid expenses and other	(41.3)	(1.0)
Accounts payable and accrued liabilities	(29.1)	(91.3)
Income and other taxes	(3.4)	(13.7)
Noncurrent assets and liabilities	(42.9)	(18.0)
Net cash used by operating activities of continuing operations	(112.6)	(117.1)
Cash Flows from Investing Activities
Capital expenditures	(29.6)	(43.5)
Disposal of assets	2.6	9.3
Purchases of investments	(5.8)	(4.2)
Proceeds from sale of investments	6.2	2.5
Net cash used by investing activities of continuing operations	(26.6)	(35.9)
Cash Flows from Financing Activities*
Cash dividends	(28.7)	(26.2)
Debt, net (maturities of three months or less)	2.2	118.7
Proceeds from debt	6.0	1,485.3
Repayment of debt	(17.0)	(1,173.3)
Interest rate swap termination	—	88.1
Net proceeds from exercise of stock options	0.2	9.4
Repurchase of common stock	(6.5)	(6.8)
Net cash (used) provided by financing activities of continuing operations	(43.8)	495.2
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	—	(1.8)
Net cash used by discontinued operations	—	(1.8)
Effect of exchange rate changes on cash and equivalents	(129.8)	(61.6)
Net (decrease) increase in cash and equivalents	(312.8)	278.8
Cash and equivalents at beginning of year(1)	$1,107.9	$1,209.6
Cash and equivalents at end of period(2)	$795.1	$1,488.4

*	Non-cash financing activities in the three months ended March 31, 2013 included the change in fair market value of interest-rate swap agreements of $(.7).

(1)	Includes cash and cash equivalents of discontinued operations of $2.7 at the beginning of the year in 2013.

(2)	Includes cash and cash equivalents of discontinued operations of $4.2 at the end of the period in 2013.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2013 Annual Report on Form 10-K ("2013 Form 10-K") in preparing these unaudited financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2013 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.
During the first quarter of 2014, we revised our consolidated financial statements to reflect tooling balances in other assets, while they had been previously reported in inventories, as we believe that this is a better presentation of our tooling assets. Tooling assets are the plates and molds used in the manufacturing process of our beauty products. This revision did not impact cash flows from operating activities, our Consolidated Statements of Income or our Consolidated Statements of Comprehensive Income. We determined that the effect of this revision was not material to any of our previously issued financial statements.
Venezuela Currency
We account for Venezuela as a highly inflationary economy. In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. There are multiple legal mechanisms in Venezuela to exchange currency. As SICAD II represents the rate which better reflects the economics of Avon Venezuela's business activity, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% compared to the official exchange rate we used previously, we recorded an after-tax loss of $42 ($54 in other expense, net and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventories, these assets continue to be remeasured at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. In addition, at March 31, 2014, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets were recoverable, and determined that they were. As such, no impairment of Avon Venezuela's long-lived assets was required.
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded an after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, operating profit and net income during the three months ending March 31, 2013 were negatively impacted.

2. EARNINGS PER SHARE AND SHARE REPURCHASES
We compute loss per share ("EPS") using the two-class method, which is a loss allocation formula that determines loss per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net loss allocated to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended
	March 31,
(Shares in millions)	2014	2013
Numerator from continuing operations:
Loss from continuing operations, less amounts attributable to noncontrolling interests	$(168.3)	$(12.6)
Less: Loss allocated to participating securities	2.0	.1
Loss from continuing operations allocated to common shareholders	(166.3)	(12.5)
Numerator from discontinued operations:
Loss from discontinued operations	$—	$(1.1)
Less: Loss allocated to participating securities	—	—
Loss allocated to common shareholders	—	(1.1)
Numerator attributable to Avon:
Net loss attributable to Avon	$(168.3)	$(13.7)
Less: Loss allocated to participating securities	2.0	.1
Loss allocated to common shareholders	(166.3)	(13.6)
Denominator:
Basic EPS weighted-average shares outstanding	434.1	432.5
Diluted effect of assumed conversion of stock options	—	—
Diluted EPS adjusted weighted-average shares outstanding	434.1	432.5
Loss per Common Share from continuing operations:
Basic	$(0.38)	$(0.03)
Diluted	$(0.38)	$(0.03)
Loss per Common Share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Loss per Common Share attributable to Avon:
Basic	$(0.38)	$(0.03)
Diluted	$(0.38)	$(0.03)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended March 31, 2014 and 2013, we did not include stock options to purchase 20.3 million shares and 20.7 million shares of Avon common stock, respectively, in the calculations of diluted EPS as we had a loss from continuing operations, net of tax and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation. If we had income from continuing operations, net of tax, we would have included .7 million shares for the three months ended March 31, 2013, because the average market price was higher than the exercise prices of those options.
We purchased approximately .5 million shares of Avon common stock for $6.9 during the first three months of 2014, as compared to approximately .4 million shares of Avon common stock for $6.7 during the first three months of 2013, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Summarized financial information for discontinued operations is shown below:

Three Months Ended March 31,
2013
Total revenue	$27.6
Operating loss	(1.9)
4. INVENTORIES

Components of Inventories	March 31, 2014	December 31, 2013
Raw materials	$267.5	$272.9
Finished goods	677.3	694.8
Total	$944.8	$967.7
5. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$3.4	$5.0	$2.4	$4.8	$.3	$.5
Interest cost	6.7	6.6	9.6	9.1	1.3	1.4
Expected return on plan assets	(8.4)	(9.4)	(10.9)	(9.8)	—	—
Amortization of prior service credit	(.1)	(.1)	—	(.3)	(1.1)	(1.2)
Amortization of net actuarial losses	10.7	11.3	2.3	4.6	.5	.8
Net periodic benefit costs	$12.3	$13.4	$3.4	$8.4	$1.0	$1.5

As of March 31, 2014, we made approximately $11 and $7 of contributions to the U.S. and non-U.S. pension and postretirement benefit plans, respectively. During the remainder of 2014, we anticipate contributing approximately $39 to $44 and $23 to $28 to fund our U.S. and non-U.S. pension and postretirement benefit plans, respectively.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. pension plan the option to receive a one-time lump sum payment that would fully settle our pension plan obligation to those participants. The election period for this voluntary offer is expected to end during the second quarter of 2014. The payments are expected to be made in June 2014 and will be funded from our plan assets.
If we assume an acceptance rate of 45% by participants associated with the offer, we estimate that we would record a settlement charge of approximately $50, primarily in the second quarter of 2014. The actual amount of the settlement charge will be dependent upon the number of participants accepting the offer and other factors contributing to the remeasurement of the U.S. pension plan assets and obligations, including the discount rate and actual return on plan assets.
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
As previously reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC" and "Commission") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. We also have made factual presentations which are now substantially complete.
As previously reported, we have been engaged in settlement negotiations with the DOJ and the staff of the SEC with respect to these matters. We have now reached an understanding with respect to terms of settlement with each of the DOJ and the staff of the SEC. Based on these understandings, the Company would, among other things: pay aggregate fines, disgorgement and prejudgment interest of $135 with respect to alleged violations of the books and records and internal control provisions of the FCPA, with $68 payable to the DOJ and $67 payable to the SEC; enter into a deferred prosecution agreement (“DPA”) with the DOJ under which the DOJ would defer criminal prosecution of the Company for a period of three years in connection with alleged violations of the books and records and internal control provisions of the FCPA; agree to have a compliance monitor which, with the approval of the government, can be replaced after 18 months by the Company's agreement to undertake self-monitoring and reporting obligations for an additional 18 months. If the Company remains in compliance with the DPA during its term, the charges against the Company would be dismissed with prejudice. In addition, as part of any settlement with the DOJ, a subsidiary of Avon operating in China would enter a guilty plea in connection with alleged violations of the books and records provision of the FCPA. The expected terms of settlement do not require any change to our historical financial statements.
Final resolution of these matters is subject to preparation and negotiation of documentation satisfactory to all the parties, including approval by our board of directors and, in the case of the SEC, authorization by the Commission; court approval of the SEC settlement; and court approval of the DPA and acceptance of the expected guilty plea by an Avon subsidiary operating in China. We can provide no assurances that satisfactory final agreements will be reached, that authorization by the Commission or the court approvals will be obtained or that the court will accept the guilty plea or with respect to the timing or terms of any such agreements, authorization, and approvals and acceptance.
The Company recorded an additional accrual of $46 during the first quarter of 2014 with respect to these matters, bringing the total liability accrued at March 31, 2014 to $135.
If we do not reach final settlements on the expected terms or if the necessary approvals do not occur, either we may enter into further discussions with the DOJ and/or the SEC to resolve the matters under investigation on different terms and conditions or we may litigate the matters. We cannot predict the timing of any such further discussions and we expect any such alternative settlements would include civil and/or criminal fines and penalties and non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. If we do not reach settlements with the DOJ and/or the SEC, or if the necessary approvals do not occur, we cannot predict the outcome of any subsequent litigation with the government, but such litigation could have a material adverse effect.
Until these matters are resolved, either through settlement or litigation, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations. If the currently-contemplated settlements are approved, we will incur ongoing costs related to the compliance monitor and self-monitoring and reporting obligations. Furthermore, under certain circumstances, we may also be required to advance and/or reimburse significant professional fees and expenses to certain current and former Company employees in connection with these matters.
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Ann S. Moore, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, No. 13-CV-8369)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. In the Parker case, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is adjourned until plaintiff files an amended pleading. In Schwartz, the parties have agreed to a stipulated schedule for plaintiff to file an amended complaint and for defendants to file a motion to dismiss. In Pritika, defendants moved to dismiss the complaint on March 7, 2014. We are unable to predict the outcome of these matters.
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
Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS), totaling approximately $374, $55 and $259 each, including penalties and accrued interest, at the exchange rate on March 31, 2014. The 2002 and the 2012 assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 assessments are unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 assessments. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. In October 2013, the 2012 PIS and COFINS assessments were canceled in our favor by the first administrative level. This decision was subject to a mandatory appeal to the second administrative level by the Brazilian tax authorities. In March 2014, the second administrative level rendered a favorable decision in regard to the 2012 PIS and COFINS assessments resulting in the dismissal of these assessments, totaling approximately $55 and $259, respectively, including penalties and accrued interest, at the exchange rate on March 31, 2014, although the Brazilian tax authorities can appeal this decision. In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to approximately $29 from approximately $70, including penalties and accrued interest, at the exchange rate on March 31, 2014. We have appealed this decision to the second administrative level.
In the event that the 2002 or 2012 assessments are upheld at the last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the amount or range of potential loss that we could incur related to the 2002 and 2012 assessments or any additional assessments that may be issued for subsequent periods (tax years up through 2007 are closed by statute). However, other similar excise tax (IPI) assessments involving different periods (1998-2001) have been canceled and officially

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

closed in our favor by the second administrative level, and management believes that the likelihood that the 2002 and 2012 assessments will be upheld is remote.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2014, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
Other comprehensive loss other than reclassifications	(9.0)	—	—	—	(9.0)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.2(1)	—	.3	—	—	.3
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $4.1(2)	—	—	—	8.0	8.0
Total reclassifications into earnings	—	.3	—	8.0	8.3
Balance at March 31, 2014	$(438.3)	$(4.8)	$(4.3)	$(423.7)	$(871.1)

Three Months Ended March 31, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2012	$(317.6)	$(6.8)	$(4.3)	$(548.0)	$(876.7)
Other comprehensive loss other than reclassifications	(23.4)	—	—	—	(23.4)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.4(1)	—	.8	—	—	.8
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $5.0(2)	—	—	—	10.1	10.1
Total reclassifications into earnings	—	.8	—	10.1	10.9
Balance at March 31, 2013	$(341.0)	$(6.0)	$(4.3)	$(537.9)	$(889.2)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

8. SEGMENT INFORMATION
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
	2014		2013
	Revenue	Operating (Loss) Profit	Revenue	Operating Profit (Loss)
Latin America	$1,066.7	$(43.4)	$1,144.4	$101.4
Europe, Middle East & Africa	654.8	67.4	733.1	111.4
North America	295.7	(8.5)	378.5	(9.3)
Asia Pacific	166.4	7.7	200.0	11.1
Total from operations	$2,183.6	$23.2	$2,456.0	$214.6
Global and other	—	(74.1)	—	(40.6)
Total	$2,183.6	$(50.9)	$2,456.0	$174.0

Our consolidated net sales by classes of principal products were as follows:

	Three Months Ended March 31,
	2014	2013
Beauty:
Skincare*	$644.9	$749.7
Fragrance	513.2	563.4
Color	401.2	455.1
Total Beauty	1,559.3	1,768.2
Fashion & Home:
Fashion(1)	344.4	404.9
Home(2)	238.0	234.0
Total Fashion & Home	582.4	638.9
Net sales	$2,141.7	$2,407.1
Other revenue(3)	41.9	48.9
Total revenue	$2,183.6	$2,456.0

(1)	Fashion includes jewelry, watches, apparel, footwear, accessories and children’s products.

(2)	Home includes gift and decorative products, housewares, entertainment and leisure products, children's products and nutritional products.

(3)	Other revenue primarily includes shipping and handling and order processing fees billed to Representatives.

*	Skincare now includes the category formerly known as personal care.

9. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2014 and December 31, 2013, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2014	December 31, 2013
Deferred tax assets	$245.6	$233.6
Prepaid taxes and tax refunds receivable	140.7	145.9
Prepaid brochure costs, paper, and other literature	82.2	95.7
Receivables other than trade	73.0	86.6
Short-term investments	30.0	31.7
Other	117.6	95.8
Prepaid expenses and other	$689.1	$689.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

At March 31, 2014 and December 31, 2013, other assets included the following:

Components of Other Assets	March 31, 2014	December 31, 2013
Deferred tax assets	$939.6	$944.7
Long-term receivables	177.5	168.0
Capitalized software	121.5	122.9
Investments	33.3	33.8
Tooling	32.8	37.9
Other	36.5	34.5
Other assets	$1,341.2	$1,341.8

10. RESTRUCTURING INITIATIVES
$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative") in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin by 2016. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the restructuring or closure of certain smaller, under-performing markets, including our exit from the South Korea, Vietnam, Republic of Ireland and Bolivia markets. Other costs to implement these restructuring initiatives consist primarily of professional service fees and accelerated depreciation, and also include professional service fees associated with our North America business. The professional service fees associated with the North America business are contingent upon the achievement of operating profit targets. These fees are recognized over the period that the services are provided and are based upon our estimate of the total amount expected to be paid, which may change based on actual results.
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $141.2 before taxes, of which $22.1 before taxes was recorded in the first three months of 2014. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $180 to $200 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $40 to $60 before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $190 to $200 (both before taxes). For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.
Restructuring Charges – Three Months Ended March 31, 2014
During the three months ended March 31, 2014, we recorded costs to implement of $22.1 related to the $400M Cost Savings Initiative, and the costs consisted of the following:

•	charge of $14.9 primarily for employee-related costs, primarily severance benefits;

•	implementation costs of $4.5 primarily for professional service fees associated with our North America business;

•	accelerated depreciation of $1.4 associated with the closure and rationalization of certain facilities; and

•	contract termination and other charges of $1.3 primarily related to the costs associated with our exit from the Service Model Transformation ("SMT") facility.
Total costs to implement of $22.1 were recorded in selling, general and administrative expenses in the Consolidated Statements of Income for the three months ended March 31, 2014. The majority of cash payments, if applicable, associated with these charges are expected to be made during 2014.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Restructuring Charges – Three Months Ended March 31, 2013
During the three months ended March 31, 2013, we recorded costs to implement of $20.3 related to the $400M Cost Savings Initiative, and the costs consisted of the following:

•	net charge of $13.3 primarily for employee-related costs, including severance benefits;

•	accelerated depreciation of $6.9 associated with the closure and rationalization of certain facilities;

•	implementation costs of $.4 for professional service fees; and

•	net benefit of $.3 due to inventory adjustments.
Of the total costs to implement, $20.6 was recorded in selling, general and administrative expenses and a net benefit of $.3 was recorded in cost of sales for the three months ended March 31, 2013, in the Consolidated Statements of Income.
The liability balance for the $400M Cost Savings Initiative as of March 31, 2014 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2013	$46.7	$1.8	$48.5
2014 charges	17.7	1.3	19.0
Adjustments	(2.8)	—	(2.8)
Cash payments	(18.7)	(.2)	(18.9)
Foreign exchange	(.6)	—	(.6)
Balance at March 31, 2014	$42.3	$2.9	$45.2
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to date	$110.5	$.7	$(3.5)	$8.0	$115.7
Estimated charges to be incurred on approved initiatives	.8	—	3.7	7.2	11.7
Total expected charges on approved initiatives	$111.3	$.7	$.2	$15.2	$127.4
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
2013	11.1	15.6	5.3	1.3	17.7	51.0
First quarter 2014	13.8	2.0	.7	.3	(.6)	16.2
Charges incurred to date	37.8	18.7	24.0	14.5	20.7	115.7
Estimated charges to be incurred on approved initiatives	1.0	9.8	—	.1	.8	11.7
Total expected charges on approved initiatives	$38.8	$28.5	$24.0	$14.6	$21.5	$127.4
As noted previously, for the initiatives approved to-date, we expect to record total costs to implement restructuring in the range of $180 to $200 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional service fees and accelerated depreciation.

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
During the three months ended March 31, 2014, we recorded no additional costs to implement and during the three months ended March 31, 2013, we recorded total costs to implement of $.2, in selling, general and administrative expenses, in the Consolidated Statements of Income.
The liability balance for these various restructuring initiatives as of March 31, 2014 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2013	$2.0	$12.3	14.3
Cash payments	(.6)	(.6)	(1.2)
Balance at March 31, 2014	$1.4	$11.7	$13.1
The actions associated with these various restructuring initiatives are substantially complete.
In addition, during the three months ended March 31, 2014, we recorded total costs to implement of $.6 in selling, general and administrative expenses, and during the three months ended March 31, 2013, we recorded a net benefit of $.2 in cost of sales, in the Consolidated Statements of Income, associated with the restructuring programs launched in 2005 and 2009, which are substantially complete.

11. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2013	$112.6	$167.3	$85.0	$364.9
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2013	$112.6	$167.3	$2.6	$282.5

Changes during the period ended March 31, 2014:
Foreign exchange	$(2.2)	$.6	$—	$(1.6)

Gross balance at March 31, 2014	$110.4	$167.9	$85.0	$363.3
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at March 31, 2014	$110.4	$167.9	$2.6	$280.9
Other intangible assets

	March 31, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$39.3	$(36.3)	$39.9	$(36.5)
Licensing agreements	51.5	(46.8)	52.3	(47.3)
Noncompete agreements	8.0	(8.0)	8.1	(8.1)
Trademarks	6.6	(6.6)	6.6	(6.6)
Indefinite-Lived Trademarks	25.3	—	25.1	—
Total	$130.7	$(97.7)	$132.0	$(98.5)
Aggregate amortization expense was not material for three months ended March 31, 2014 and 2013, and is not expected to be material in future periods.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

12. FAIR VALUE
Assets and Liabilities Recorded at Fair Value
The fair value measurement provisions required by GAAP establish a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on our own assumptions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Total
Assets:
Money market funds	$.1	$—	$.1
Available-for-sale securities	2.5	—	2.5
Foreign exchange forward contracts	—	2.1	2.1
Total	$2.6	$2.1	$4.7
Liabilities:
Foreign exchange forward contracts	$—	$1.0	$1.0
Total	$—	$1.0	$1.0

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Total
Assets:
Money market funds	$.5	$—	$.5
Available-for-sale securities	2.5	—	2.5
Foreign exchange forward contracts	—	3.4	3.4
Total	$3.0	$3.4	$6.4
Liabilities:
Foreign exchange forward contracts	—	.3	.3
Total	$—	$.3	$.3

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, money market funds, accounts receivable, loans receivable, debt maturing within one year, accounts payable, long-term debt and foreign exchange forwards contracts. The carrying value for cash and cash equivalents, accounts receivable, accounts payable and short-term investments approximate fair value because of the short-term nature of these instruments. The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2014 and December 31, 2013, respectively, consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.5	$2.5	$2.5	$2.5
Money market funds	.1	.1	.5	.5
Debt maturing within one year(1)	(180.8)	(180.8)	(188.0)	(188.0)
Long-term debt(1)	(2,525.9)	(2,554.8)	(2,532.7)	(2,511.6)
Foreign exchange forward contracts	1.1	1.1	3.1	3.1
(1) The carrying value of debt maturing within one year and long-term debt includes any related discount or premium and unamortized deferred gains on terminated interest-rate swap agreements, as applicable.
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
13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of March 31, 2014, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2014:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$2.1	Accounts payable	$1.0
Total derivatives not designated as hedges		$2.1		$1.0
Total derivatives		$2.1		$1.0

The following table presents the fair value of derivative instruments outstanding at December 31, 2013:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$3.4	Accounts payable	$.3
Total derivatives not designated as hedges		$3.4		$.3
Total derivatives		$3.4		$.3

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

•	Changes in the fair value of a derivative that is not designated as a hedging instrument are recognized in earnings in other expense, net in the Consolidated Statements of Income.
Realized gains and losses on a derivative are reported in the Consolidated Statements of Cash Flows consistent with the nature of the underlying hedged item.
For derivatives designated as hedges, we assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net in the Consolidated Statements of Income. In addition, when we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in AOCI to earnings in other expense, net in the Consolidated Statements of Income.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of December 31, 2013 and March 31, 2014, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Our total exposure to floating interest rates was approximately 8% at March 31, 2014, and approximately 8% at December 31, 2013.
In January 2013, we terminated eight of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net in the Consolidated Statements of Income. For the three months ended March 31, 2014, the net impact of the gain amortization was $3.5. For the three months ended March 31, 2013, the net impact of the gain amortization was $5.2. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At March 31, 2014, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $60.8, and was included within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net in the Consolidated Statements of Income. For the three months ended March 31, 2014, the net impact of the gain amortization was $1.6. For the three months ended March 31, 2013, the net impact of the gain amortization was $1.5. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At March 31, 2014, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $34.1, and was included within long-term debt in the Consolidated Balance Sheets.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

During the three months ended March 31, 2013, we recorded a net loss of $.7 in interest expense in the Consolidated Statements of Income for these interest-rate swap agreements designated as fair value hedges; however, no net gain or loss was recorded during the three months ended March 31, 2014 as the interest-rate swaps were terminated prior to 2014. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At March 31, 2014, we do not have undesignated interest-rate swap agreements as the remaining undesignated interest-rate swap agreements were terminated in conjunction with the repayment of the associated debt, and therefore no net gain or loss was recorded during the three months ended March 31, 2014. During the three months ended March 31, 2013, we recorded an immaterial net loss in other expense, net in the Consolidated Statements of Income associated with the undesignated interest-rate swap agreements. There was no hedge ineffectiveness for the three months ended March 31, 2013 related to these interest-rate swaps.
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2014, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $202 for the various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three months ended March 31, 2014, we recorded a gain of $.1 in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2014, we recorded a gain of $.1 related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three months ended March 31, 2013, we recorded a loss of $3.0 in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2013, we recorded a gain of $3.1 related to the intercompany loans, caused by changes in foreign currency exchange rates.

14. DEBT
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below under "Commercial Paper Program," the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of March 31, 2014, there were no amounts outstanding under the revolving credit facility.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily related to (i) adding a provision whereby the lenders may, at our discretion, decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below under "Debt Covenants"). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below under "Public Notes"), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. At March 31, 2014, there was $52.5 outstanding under the term loan agreement. Based on the amounts outstanding at March 31, 2014, $13.1 is required to be repaid on June 29, 2014 and was included within debt maturing within one year, and the remaining $39.4 is required to be repaid on June 29, 2015 and was included within long-term debt, in the Consolidated Balance Sheets.
Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The debt agreements also contain covenants that limit our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.75:1 at the end of the fiscal quarter ended March 31, 2014 and each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of March 31, 2014, and based on then applicable interest rates, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $0 at March 31, 2014), could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended March 31, 2014.
The indentures governing the notes described under the caption “Public Notes” below contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase our 5.75% Notes due March 1, 2018, our 6.50% Notes due March 1, 2019 and each series of the Notes (as defined below) at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings.
Private Notes
On March 29, 2013, we prepaid senior notes issued in 2010 in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Private Notes"). The prepayment price was equal to 100% of the principal amount of $535.0, plus accrued interest of $6.9 and a make-whole premium of $68.0. In connection with the prepayment of our Private Notes, we incurred a loss on extinguishment of debt of $71.4 in the first quarter of 2013, which included the make-whole premium and the write-off of $3.4 of debt issuance costs related to the Private Notes.
Public Notes
On April 15, 2013 we prepaid our 5.625% Notes, due March 1, 2014 (the "2014 Notes") at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 13, Derivative Instruments and Hedging Activities for further details. In addition, the $250.0 principal amount of our 4.80% Notes due March 1, 2013 and the $125.0 principal amount of our 4.625% Notes due May 15, 2013 were repaid in full at maturity.
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes and 2014 Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. At March 31, 2014, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018, $250.0 principal amount of our 4.20% Notes due July 15, 2018 and $350.0 principal amount of our 6.50% Notes due March 1, 2019.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. Subsequent to the March 2013 public offering, we have not sought to issue commercial paper, but we expect that demand for our commercial paper would be limited as a result of our credit ratings. As of March 31, 2014, we did not have any outstanding commercial paper under this program.
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

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct-selling channel. We presently have sales operations in 62 countries and territories, including the United States ("U.S."), and distribute products in 43 more. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color. Skincare now includes the category formerly known as personal care. Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by more than 6 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2013, approximately 88% of our consolidated revenue was derived from operations outside the U.S.
During the three months ended March 31, 2014, revenues declined 11% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue decreased 3%. The decrease in Constant $ revenue was primarily due to a 4% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 6%, while the net impact of price and mix increased 3%. Sales from the Beauty category decreased 12%, or 4% on a Constant $ basis. Sales from the Fashion & Home category decreased 9%, or 1% on a Constant $ basis.
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin by 2016. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the restructuring or closure of certain smaller, under-performing markets, including our exit from the South Korea, Vietnam, Republic of Ireland and Bolivia markets.
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $141 before taxes, of which $22 before taxes was recorded in the first quarter of 2014. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $180 to $200 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $40 to $60 before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $190 to $200 (both before taxes). See Note 10, Restructuring Initiatives to the consolidated financial statements included herein for more information.
In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. As SICAD II represents the rate which better reflects the economics of Avon Venezuela's business activity, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014. At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which represents a devaluation of approximately 88%. In addition, as a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventories, these assets continue to be remeasured at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. We expect an additional negative impact of approximately $21 to 2014 operating profit and net income relating to these non-monetary assets, primarily during the second quarter of 2014. In addition to the negative impact to operating margin, we recorded an after-tax loss of $42 ($54 in other expense, net and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. See "Segment Review - Latin America" of this MD&A for further discussion of Venezuela.
As previously reported, we have been engaged in settlement negotiations with the United States Department of Justice ("DOJ") and the staff of the United States Securities and Exchange Commission ("SEC") related to their investigations of the Foreign Corrupt Practices Act ("FCPA") and related matters. We have now reached an understanding with respect to terms of settlement

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

with each of the DOJ and the staff of the SEC. The Company recorded an additional accrual of $46 during the first quarter of 2014 with respect to these matters, bringing the total liability accrued at March 31, 2014 to $135. See Note 6, Contingencies to the consolidated financial statements included herein for more information.
NEW ACCOUNTING STANDARDS
Not applicable.
PERFORMANCE METRICS
In the first quarter of 2014, we revised the definition of our "Change in Active Representatives" performance metric. The change from the previous definition is that we no longer divide the unique orders by the number of billing days. This update aligns our external performance metrics with how we internally monitor the performance of our business. The updated definition is as follows:
This metric is a measure of Representative activity based on the number of unique Representatives submitting at least one order in a sales campaign, totaled for all campaigns in the related period. To determine the change in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year. Orders in China are excluded from this metric as our business in China is predominantly retail. Liz Earle is also excluded from this calculation as they do not distribute through the direct-selling channel.
In addition, we have added a definition for our "Change in Average Order" performance metric, as follows:
This metric is a measure of Representative productivity. The calculation is the difference of the year-over-year change in revenue on a Constant $ basis and the Change in Active Representatives. Change in Average Order may be impacted by a combination of factors such as inflation, units, product mix, and/or pricing.
RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluations of Venezuelan currency in March 2014 and February 2013, combined with being designated as a highly inflationary economy ("Venezuelan special items"), 3) the additional $46 accrual recorded for the potential settlements related to the FCPA investigations ("FCPA accrual") and 4) costs and charges related to the extinguishment of debt ("Loss on extinguishment of debt"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period.
The Venezuelan special items include the impact on the Consolidated Statements of Income in 2014 and 2013, caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous exchange rate and the revised exchange rate. In the first quarter of 2014, the Venezuelan special items also include an adjustment of $116 to reflect certain non-monetary assets at their net realizable value. In 2013, the devaluation was as a result of the change in the official exchange rate, which moved from 4.30 to 6.30, and in 2014, the devaluation was caused as a result of moving from the official exchange rate of 6.30 to the SICAD II exchange rate of approximately 50.

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
See Note 10, Restructuring Initiatives, Note 1, Accounting Policies, Note 6, Contingencies, and Note 14, Debt, to the consolidated financial statements included herein, "Segment Review - Latin America" below, and "Liquidity and Capital Resources" below for more information on these items.
These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended March 31,
	2014	2013	%/Point Change
Total revenue	$2,183.6	$2,456.0	(11)%
Cost of sales	955.4	925.4	3%
Selling, general and administrative expenses	1,279.1	1,356.6	(6)%
Operating (loss) profit	(50.9)	174.0	*
Interest expense	27.5	29.4	(6)%
Loss on extinguishment of debt	—	73.0	*
Interest income	(3.8)	(2.0)	90%
Other expense, net	66.4	44.3	50%
Loss from continuing operations, net of tax	(167.2)	(11.5)	*
Net loss attributable to Avon	$(168.3)	$(13.7)	*
Diluted loss per share from continuing operations	$(.38)	$(.03)	*
Diluted loss per share attributable to Avon	$(.38)	$(.03)	*

Advertising expenses(1)	$32.3	$45.9	(30)%

Gross margin	56.2%	62.3%	(6.1)
CTI restructuring	—	—	—
Venezuelan special items	5.3	.4	4.9
Adjusted gross margin	61.5%	62.7%	(1.2)

Selling, general and administrative expenses as a % of total revenue	58.6%	55.2%	3.4
CTI restructuring	(1.0)	(.9)	(.1)
Venezuelan special items	—	(.1)	.1
FCPA accrual	(2.1)	—	(2.1)
Adjusted selling, general and administrative expenses as a % of total revenue	55.4%	54.3%	1.1

Operating (loss) profit	$(50.9)	$174.0	*
CTI restructuring	22.7	20.3
Venezuelan special items	115.7	13.3
FCPA accrual	46.0	—
Adjusted operating profit	$133.5	$207.6	(36)%

Operating margin	(2.3)%	7.1%	(9.4)
CTI restructuring	1.0	.8	.2
Venezuelan special items	5.3	.5	4.8
FCPA accrual	2.1	—	2.1
Adjusted operating margin	6.1%	8.5%	(2.4)

Effective tax rate	(18.6)%	139.4%	(158.0)
CTI restructuring	(4.9)	(.3)	(4.6)
Venezuelan special items	152.7	(107.8)	260.5
FCPA accrual	(82.9)	—	(82.9)
Loss on extinguishment of debt	—	2.5	(2.5)
Adjusted effective tax rate	46.3%	33.8%	12.5

Change in Active Representatives(2)			(4)%
Change in units sold			(6)%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

(1)	Advertising expenses are included within selling, general and administrative expenses.

(2)	See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.

Three Months Ended March 31, 2014
Revenue
During the three months ended March 31, 2014, revenues declined 11% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue decreased 3%. The decrease in Constant $ revenue was primarily due to a 4% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 6%, while the net impact of price and mix increased 3%.
On a category basis, revenue growth rates were as follows:

	%/Point Change
	US$	Constant $
Beauty	(12)%	(4)%
Beauty Category:
Skincare	(14)	(7)
Fragrance	(9)	1
Color	(12)	(4)

Fashion & Home	(9)	(1)
Fashion & Home Category:
Fashion	(15)	(9)
Home	2	12
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 940 basis points and 240 basis points, respectively, compared to the same period of 2013. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 610 basis points and 120 basis points, respectively, compared to the same period of 2013. The decrease in gross margin was largely due to an adjustment of $116 associated with our Venezuela operations to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. Refer to "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
The decrease in Adjusted gross margin was primarily due to the negative impact of foreign exchange, driven by Europe, Middle East & Africa. There were no other significant drivers of the decrease in Adjusted gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 340 basis points and 110 basis points, respectively, compared to the same period of 2013. Selling, general and administrative expenses as a percentage of revenue was negatively impacted by the additional $46 accrual recorded for the potential settlements related to the FCPA investigations. The increase in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of 100 basis points from foreign exchange, driven by Europe, Middle East & Africa;

•
an increase of 40 basis points due to the net impact of declining revenue with respect to our fixed expenses, partially offset by lower expenses primarily resulting from our cost savings initiatives; and

•	a decrease of 40 basis points from lower advertising costs, driven by North America.
Refer to “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Other Expense
Interest expense decreased by 6% compared to the prior-year period, primarily due to lower outstanding debt balances partially offset by higher average interest rates.
Loss on extinguishment of debt in the first quarter of 2013 is comprised of $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below) and $2 for the write-off of debt issuance costs associated with the early repayment of the $380 of outstanding principal amount of the term loan agreement (as defined below). Refer to Note 14, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income increased by approximately $2 compared to the prior-year period, primarily due to higher average interest rates partially offset by lower average cash balances.
Other expense, net, increased 50% compared to the prior-year period, primarily due to a more significant impact, $54 in 2014 as compared to $34 in 2013, from the devaluations of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. Refer to "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
Effective Tax Rate
The effective tax rate was (18.6)% compared to 139.4% in the prior-year period. The effective tax rate in 2013 and 2014 was impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2014 was also negatively impacted by the additional $46 accrual recorded for the potential settlements related to the FCPA investigations as a portion of the potential settlements is not deductible and there is uncertainty surrounding our ability to deduct the remaining portion. The Adjusted effective tax rate was 46.3% for the first quarter of 2014 compared to 33.8% in the prior-year period. The higher 2014 Adjusted effective tax rate is primarily due to valuation allowances for deferred taxes, including the impact of legislative changes, and the country mix of earnings.
Segment Review
Latin America

	Three Months Ended March 31,
			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$1,066.7	$1,144.4	(7)%	7%
Operating (loss) profit	(43.4)	101.4	*	(24)%
CTI restructuring	14.9	(1.8)
Venezuelan special items	115.7	13.3
Adjusted operating profit	$87.2	$112.8	(23)%	(7)%

Operating margin	(4.1)%	8.9%	(13.0)	(2.7)
CTI restructuring	1.4	(.2)
Venezuelan special items	10.8	1.2
Adjusted operating margin	8.2%	9.9%	(1.7)	(1.2)

Change in Active Representatives(1)				(1)%
Change in units sold				(1)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 7% compared to the prior-year period due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 7%. The region's Constant $ revenue growth was primarily due to higher average order, partially offset by a decrease in Active Representatives. Average order benefited from pricing, including inflationary impacts, primarily in Venezuela. Revenue in Venezuela increased 27%, while revenue in Brazil and Mexico declined 10% and 12%,

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

respectively, unfavorably impacted by foreign exchange. Constant $ revenue increased 54% in Venezuela and 5% in Brazil, and declined 8% in Mexico.
Revenue and operating profit in Venezuela were negatively impacted in 2013 by the Venezuelan currency devaluation which was effective February 13, 2013, and will continue to be negatively impacted in 2014 due to the use of the SICAD II exchange rate which was effective March 31, 2014. As our adoption of the SICAD II rate for the remeasurement of Avon Venezuela's financial statements was not effective until March 31, 2014, Avon Venezuela's income statement for the three months ended March 31, 2014, was remeasured using the official exchange rate of 6.30, whereas Avon Venezuela's balance sheet was remeasured at the SICAD II exchange rate of approximately 50. Results for periods prior to 2014 were not impacted by the change to the SICAD II rate.
Beginning in the second quarter of 2014, the application of the SICAD II exchange rate to remeasure Avon Venezuela's income statement will meaningfully reduce Avon Venezuela's reported revenue and Adjusted operating profit. In 2014, our Constant $ revenue growth and Constant $ operating profit growth will not be impacted by the use of the SICAD II exchange rate as we intend to apply an exchange rate of 6.30 to current and prior periods for our Venezuela operations in order to determine Constant $ growth. If we were to use an exchange rate of 50 for our Venezuela operations for the three months ended March 31, 2014, the region's Constant $ revenue growth would have been 2% and the region's Constant $ Adjusted operating margin decrease would have been 1.7 points, and Avon's consolidated Constant $ revenue decline would have been 5%. As we update our Constant $ rates on an annual basis, we will report the effects of the use of the SICAD II exchange rate on our Constant $ financial performance beginning with our 2015 results. See below for further discussion regarding the impact of the Venezuelan currency devaluation.
Brazil's Constant $ revenue growth was primarily driven by higher average order. On a Constant $ basis, Brazil’s sales from Beauty products increased 4%, benefiting from product launches, and sales from Fashion & Home products increased 11% primarily due to continued benefits from effective merchandising. The benefit recognized in the first quarter of 2013 as a result of the initial realization of a Brazilian government incentive associated with excise taxes was substantially offset by a benefit associated with Value Added Tax ("VAT") credits in Brazil that was recognized in the first quarter of 2014. The net effect of these benefits did not materially impact the revenue growth or change in operating margin of the region or Brazil. The benefit in the first quarter of 2014 was an out-of-period adjustment, and as the tax credits are associated with VAT, which are recorded as a reduction to revenue, the benefit from these VAT credits was recognized as revenue.
Mexico's Constant $ revenue decline was primarily due to a decrease in Active Representatives and lower average order, partially offset by the impact of the timing of the Easter holiday which had a negative impact on the prior-year period. Constant $ revenue growth in Venezuela was primarily due to higher average order, which benefited from the inflationary impact on pricing that was partially offset by a decrease in units sold. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 9.6 points as compared to the prior-year period due to a larger impact in 2014 of the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin was also negatively impacted by 1.6 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 1.7 points, or 1.2 points on a Constant $ basis, primarily as a result of:

•	a decline of .6 points due to lower gross margin caused primarily by 1.0 point from foreign exchange, partially offset by various other insignificant items that benefited gross margin;

•	a decline of .6 points from higher net brochure costs, primarily in Venezuela driven by inflation;

•	a decline of .5 points from higher administrative expenses, driven by inflationary costs in Venezuela and Argentina; and

•	a benefit of .5 points from lower field spend, primarily in Brazil.
Venezuela Discussion
Currency restrictions enacted by the Venezuelan government since 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2010, we have been accounting for our operations in Venezuela under accounting guidance associated with highly inflationary economies. Under U.S. GAAP, the financial statements of a foreign entity operating in a highly inflationary economy are required to be remeasured as if the functional currency is the company’s reporting currency, the U.S. dollar. This generally results in translation adjustments, caused by changes in the exchange rate, being reported in earnings currently for monetary assets (e.g., cash, accounts receivable) and liabilities (e.g., accounts payable, accrued expenses) and requires that different procedures be used to translate non-monetary assets (e.g., inventories, fixed assets). Non-monetary assets and liabilities are remeasured at the historical U.S. dollar cost basis.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

This diverges significantly from the application of accounting rules prior to designation as highly inflationary accounting, where such gains and losses would have been recognized only in other comprehensive income (equity).
With respect to our 2013 results, effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of 32%. As a result of the change in the official rate to 6.30, we recorded an after-tax loss of $51 ($34 in other expense, net and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at the U.S. historic dollar cost subsequent to the devaluation. Therefore, these costs impacted the income statement during 2013 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their U.S. historic dollar value. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, first quarter 2013 operating profit and net income were negatively impacted by $13, due to the difference between the historical cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. Results for periods prior to 2013 were not impacted by the change in the official rate in February 2013.
In March 2013, the government announced a foreign exchange system ("SICAD I") that increased government control over the allocation of U.S. dollars in the country. In January 2014, the government expanded SICAD I to include certain types of transactions, including dividends and royalties. The availability of U.S. dollars under the SICAD I market for Avon has been limited to-date. The SICAD I rate was 10.70 at March 31, 2014.
In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. The Venezuelan government has indicated that all companies incorporated or domiciled in Venezuela in all sectors will be allowed to obtain U.S. dollars through the SICAD II market. The exchange rates established through the SICAD II market fluctuate daily and have been significantly higher than both the official rate and SICAD I rates. While there are multiple legal mechanisms in Venezuela to exchange currency, not all exchange mechanisms and rates are available to all entities. In April 2014, we began to access the SICAD II market and have been able to obtain limited U.S. dollars. While liquidity may be limited through the SICAD II market, in comparison to the other available exchange rates, it represents the rate which better reflects the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014.
At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which caused the recognition of a devaluation of approximately 88%. As a result of our change to the SICAD II rate, we recorded an after-tax loss of $42 ($54 in other expense, net and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities.
Additionally, certain non-monetary assets are carried at their U.S. historic dollar cost subsequent to the devaluation. As a result of using the U.S. historic dollar cost basis of non-monetary assets, such as inventories, these assets continue to be remeasured at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. We expect an additional negative impact of approximately $21 to 2014 operating profit and net income relating to these non-monetary assets, primarily during the second quarter of 2014. In addition, at March 31, 2014, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets were recoverable, and determined that they were. As such, no impairment of Avon Venezuela's long-lived assets was required; however, further devaluations or regulatory actions may impair the carrying value of Avon Venezuela's long-lived assets, which was approximately $106 at March 31, 2014.
At March 31, 2014, we had a net asset position of $131 associated with our operations in Venezuela, which included cash balances of $19, of which approximately $18 was denominated in Bolívares remeasured at the March 31, 2014 SICAD II rate. Of the $131 net asset position, approximately $9 was associated with Bolívar-denominated monetary net assets. During the first three months of 2014, Avon Venezuela (using the 6.30 exchange rate) represented approximately 6% of Avon’s consolidated revenue and 11% of Avon’s consolidated Adjusted operating profit. If we had remeasured Avon Venezuela's income statement at the SICAD II rate of approximately 50 during the three months ending March 31, 2014, Avon Venezuela would have represented approximately 1% of Avon's consolidated revenue and 2% of Avon's consolidated Adjusted operating profit.
Because the rate in the SICAD II market will vary throughout the year, there also will be ongoing impacts primarily related to the remeasurement of Avon Venezuela's financial statements. If the SICAD II rate was further devalued by 15% as of March 31, 2014, or from the rate of approximately 50 to a rate of approximately 60 Bolívares to the U.S. dollar, Avon's consolidated results would likely not be materially impacted.
In 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. During the first quarter of 2014, this law did not have a significant effect on Avon Venezuela; however, it is uncertain how this new law may be interpreted and enforced in the future.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Argentina Discussion
In late 2011, the Argentine government introduced restrictive currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At March 31, 2014, we had a net asset position of $70 associated with our operations in Argentina. During the first three months of 2014, Avon Argentina represented approximately 3% of Avon’s consolidated revenue and 4% of Avon’s consolidated Adjusted operating profit.
To illustrate our sensitivity to potential future changes in the exchange rate in Argentina, if the exchange rate was devalued by approximately 50% from the average exchange rate of Argentina's first quarter 2014 results, and using the first quarter 2014 results, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 2% and annualized consolidated operating profit would likely be negatively impacted by approximately 3% prospectively. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
As of March 31, 2014, we did not account for Argentina as a highly inflationary economy. As a result, any potential devaluation would not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.
Europe, Middle East & Africa

	Three Months Ended March 31,
			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$654.8	$733.1	(11)%	(5)%
Operating profit	67.4	111.4	(40)%	(34)%
CTI restructuring	2.2	9.2
Adjusted operating profit	$69.6	$120.7	(42)%	(37)%

Operating margin	10.3%	15.2%	(4.9)	(4.5)
CTI restructuring	.3	1.3
Adjusted operating margin	10.6%	16.5%	(5.9)	(5.5)

Change in Active Representatives(1)				(6)%
Change in units sold				(6)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 11% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 5% primarily due to a decrease in Active Representatives. The region’s Constant $ revenue decline was primarily impacted by a decline in Russia, and to a lesser extent, declines in the United Kingdom and Turkey.
In Russia, revenue declined 23%, or 11% on a Constant $ basis, primarily due to a decrease in Active Representatives. Russia was negatively impacted by a slowing economy, including the impact of geopolitical uncertainties. In the United Kingdom, revenue increased 1%, favorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 6%, negatively impacted by a decrease in Active Representatives, impacted by weak Representative recruiting, as well as lower average order. In Turkey, revenue declined 22%, or 3% on a Constant $ basis, primarily due to a decrease in Active Representatives. In South Africa, revenue declined 16%, unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 1%, primarily due to an increase in Active Representatives that was partially offset by lower average order. The results of South Africa were negatively impacted by a postal strike during the first quarter of 2014.
Operating margin benefited by 1.0 point as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 5.9 points, or 5.5 points on a Constant $ basis, primarily as a result of:

•
a decline of 3.8 points due to lower gross margin caused primarily by foreign exchange. Gross margin was also impacted by higher obsolescence expense, which was offset by lower overhead costs which were attributable to increased productivity; and

•	a decline of 1.8 points primarily due to the net impact of a decline in revenue with respect to our fixed expenses, as well as the impact of foreign exchange.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North America

	Three Months Ended March 31,
			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$295.7	$378.5	(22)%	(21)%
Operating loss	(8.5)	(9.3)	9%	9%
CTI restructuring	5.6	5.8
Adjusted operating loss	$(2.9)	$(3.5)	17%	19%

Operating margin	(2.9)%	(2.5)%	(.4)	(.4)
CTI restructuring	1.9	1.5
Adjusted operating margin	(1.0)%	(.9)%	(.1)	—

Change in Active Representatives(1)				(18)%
Change in units sold				(25)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 22% compared to the prior-year period, or 21% on a Constant $ basis, primarily due to a decrease in Active Representatives. Active Representatives continued to be negatively impacted by recruitment challenges. Sales from Beauty products declined 22%, or 21% on a Constant $ basis. Sales from Fashion & Home products declined 22%, or 21% on a Constant $ basis. In addition, we believe units were negatively impacted by the decreased depth and frequency of discounting.
Operating margin was negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring as a percentage of revenue. Adjusted operating margin declined .1 point, and was relatively unchanged on a Constant $ basis, primarily as a result of:

•	a benefit of 1.8 points due to reduced advertising spend, which was primarily attributable to a shift to more cost effective recruitment strategies;

•
a benefit of 1.6 points due to higher gross margin caused primarily by 1.2 points from lower supply chain costs and 1.1 points from the favorable net impact of mix and pricing, partially offset by various other insignificant items that negatively impacted gross margin. Lower supply chain costs were driven by productivity initiatives, lower product costs and lower obsolescence expense. Pricing was favorably impacted by the decreased depth and frequency of discounting;

•	a benefit of .8 points due to lower Representative and sales leader investment primarily due to lower commissions and reduced appointments of new Representatives;

•
a decline of 3.9 points due to the net impact of declining revenue with respect to our fixed expenses, partially offset by lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, and reduced field spending;

•	a decline of 1.2 points with respect to transportation expenses, due to the net impact of declining revenue and increased costs per unit as a result of lower volume; and

•	various other insignificant items that benefited operating margin and Adjusted operating margin.
We continue to expect weak financial results within North America as we address continued deterioration in the business. We are focused on restoring field health, improving our brochure and creating a sustainable cost base which may include additional restructuring actions.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. pension plan the option to receive a one-time lump sum payment that would fully settle our pension plan obligation to those participants. The election period for this voluntary offer is expected to end during the second quarter of 2014. The payments are expected to be made in June 2014 and will be funded from our plan assets.
If we assume an acceptance rate of 45% by participants associated with the offer, we estimate that we would record a settlement charge of approximately $50, primarily in the second quarter of 2014. The actual amount of the settlement charge will be

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

dependent upon the number of participants accepting the offer and other factors contributing to the remeasurement of the U.S. pension plan assets and obligations, including the discount rate and actual return on plan assets. This settlement charge would be allocated between Global Expenses and the operating results of North America.
Asia Pacific

	Three Months Ended March 31,
			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$166.4	$200.0	(17)%	(10)%
Operating profit	7.7	11.1	(31)%	(12)%
CTI restructuring	.3	4.8
Adjusted operating profit	$8.0	$15.9	(50)%	(39)%

Operating margin	4.6%	5.6%	(1.0)	(.1)
CTI restructuring	.2	2.4
Adjusted operating margin	4.8%	8.0%	(3.2)	(2.5)

Change in Active Representatives(1)				(8)%
Change in units sold				(12)%
(1) Excludes China. See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Total revenue declined 17% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 10% due to declines in all markets, most significantly by continued declines in China. Constant $ revenue was also impacted by a decrease in Active Representatives, partially offset by higher average order, in the other Asia Pacific markets. Revenue in the Philippines declined 10%, or 1% on a Constant $ basis, due to a decrease in Active Representatives, which was partially offset by higher average order. Constant $ revenue in the Philippines was also impacted by a decline in unit sales. Revenue in China declined 41%, or 42% on a Constant $ basis, primarily due to a decline in the number of beauty boutiques, which negatively impacted unit sales.
Operating margin benefited by 2.2 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 3.2 points, or 2.5 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.3 points due to lower gross margin caused primarily by 1.2 points from higher supply chain costs, which was driven by higher obsolescence expense, .5 points from the unfavorable net impact of pricing and mix and .5 points from foreign exchange;

•
the unfavorable impact of lower revenue on fixed costs was partially offset by benefits from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative, resulting in a net negative impact on Adjusted operating margin of approximately .4 points; and

•	a benefit of .6 points due to lower Representative and sales leader investment primarily due to timing of incentives.
Asia Pacific overall remains challenging and we expect weak financial results in the near-term.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Global Expenses

	Three Months Ended March 31,
	2014	2013	% Change
Total global expenses	$181.2	$140.7	29%
CTI restructuring	(.3)	2.3
FCPA accrual	46.0	—
Adjusted total global expenses	$135.5	$138.4	(2)%
Allocated to segments	(107.1)	(100.1)	7%
Adjusted net global expenses	$28.4	$38.3	(26)%

Net global expenses(1)	$74.1	$40.6	83%
(1) Net global expenses represents total global expenses less amounts allocated to segments.
Amounts in the table above may not necessarily sum due to rounding.
As compared to the prior-year period, total global expenses were negatively impacted by the additional $46 accrual recorded for the potential settlements related to the FCPA investigations, partially offset by lower CTI restructuring. Adjusted total global expenses decreased compared to the prior-year period primarily due to lower professional and related fees associated with the FCPA investigations and compliance reviews. Amounts allocated to segments increased compared to the prior-year period primarily due to the increase in budgeted information technology and marketing costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements included herein, amounted to approximately $3 in the three months ended March 31, 2014, as compared to approximately $7 in the prior-year period. These fees were not allocated to the segments. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. In addition, if the currently-contemplated settlements are approved, we will incur ongoing costs related to the compliance monitor and self-monitoring and reporting obligations.
In connection with a one-time lump sum payment offer in March 2014 to former employees who are vested and participate in the U.S. pension plan, and if we assume an acceptance rate of 45% by participants associated with the offer, we estimate that we would record a settlement charge of approximately $50, primarily in the second quarter of 2014. This settlement charge would be allocated between Global Expenses and the operating results of North America. See "Segment Review - North America" in this MD&A for a further discussion of the potential settlement charge.
With respect to the global expenses discussion above, for the three months ended March 31, 2014, please see "Risk Factors - We are engaged in ongoing settlement discussions with the DOJ and the staff of the SEC related to their investigations of FCPA and related matters. Although we have now reached an understanding with respect to terms of settlement with each of the DOJ and the staff of the SEC, there can be no assurance that our efforts to finalize such settlements will be successful or, if they are, what the timing of any such settlements would be or whether the required authorizations and approvals of such settlements will be received" contained in Part II, Item IA below, and Note 6, Contingencies, to the consolidated financial statements included herein, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, borrowings under lines of credit, public offerings of notes, bank financings, issuance of commercial paper and a private placement. At March 31, 2014, we had cash and cash equivalents totaling $795, which includes cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $18 when translated at the SICAD II exchange rate at March 31, 2014. For more information with respect to currency restrictions and the currency devaluations, see "Segment Review - Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" contained in our 2013 Form 10-K.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

shareholders and may adversely impact earnings per share in future periods. For more information see "Risk Factors - A downgrade in our credit ratings may adversely affect our business and access to liquidity, and our working capital," "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2013 Form 10-K.
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

Cash Flows
Net Cash Used by Continuing Operating Activities
During the first three months of 2014, continuing operating activities used $112.6 of cash as compared to $117.1 during the first three months of 2013. Operating cash flow during the first three months of 2014 was unfavorably impacted by lower Adjusted operating profit and higher payments for employee incentive compensation; however, these unfavorable impacts were more than offset by the make-whole premiums of approximately $68 paid in connection with the prepayment of the Private Notes (as defined below) in the first quarter of 2013, and lower payments for restructuring in the first three months of 2014.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first three months of 2014 was $9.3 lower than during the first three months of 2013 primarily due to lower capital expenditures, partially offset by the sale of the Springdale, Ohio manufacturing facility which occurred in the first quarter of 2013.
Net Cash Provided by Continuing Financing Activities
Net cash used by continuing financing activities was $43.8 during the first three months of 2014 compared to net cash provided by continuing financing activities of $495.2 during the first three months of 2013. This was primarily due to the significant financing transactions in the first quarter of 2013. The first quarter of 2013 transactions included proceeds of $1.5 billion related to issuance of the Notes (as defined below) and proceeds of $88.1 related to the termination of interest-rate swap agreements designated as fair value hedges, which were partially offset by the prepayment of $535.0 principal amount of the Private Notes (as defined below), the repayment of $380.0 of the outstanding principal amount of the term loan agreement (as defined below), and the scheduled repayment of $250.0 principal amount of the 4.80% Notes, due March 1, 2013. See Note 14, Debt and Note 13, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein for more information.
We have maintained a dividend of $.06 per share for the first quarter of 2014, which was equivalent to our quarterly dividends in 2013.

Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below under "Commercial Paper Program," the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of March 31, 2014, there were no amounts outstanding under the revolving credit facility.
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
In March 2013, we entered into the first amendment to the term loan agreement. This amendment primarily related to (i) adding a provision whereby the lenders may, at our discretion, decline receipt of prepayments, and (ii) adding a subsidiary debt covenant and conforming the interest coverage ratio and leverage ratio covenants to those contained in the revolving credit facility (discussed below under "Debt Covenants"). Later in March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes (as defined below under "Public Notes"), which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. At March 31, 2014, there was $52.5 outstanding under the term loan agreement. Based on the amounts outstanding at March 31, 2014, $13.1 is required to be repaid on June 29, 2014 and was included within debt maturing within one year, and the remaining $39.4 is required to be repaid on June 29, 2015 and was included within long-term debt, in the Consolidated Balance Sheets.
Debt Covenants
The revolving credit facility and the term loan agreement (collectively, "the debt agreements") contain covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The debt agreements also contain covenants that limit our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the debt agreements contain financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.75:1 at the end of the fiscal quarter ended March 31, 2014 and each subsequent fiscal quarter on or prior to September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the debt agreements contain customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the debt agreements) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the debt agreements) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the debt agreements allow us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the debt agreements; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. As of March 31, 2014, and based on then applicable interest rates, the full $1 billion revolving credit facility, less the principal amount of commercial paper outstanding (which was $0 at March 31, 2014), could have been drawn down without violating any covenant. We were in compliance with our interest coverage and leverage ratios under the debt agreements for the four fiscal quarters ended March 31, 2014.
The indentures governing the notes described under the caption “Public Notes” below contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase our 5.75% Notes due March 1, 2018, our 6.50% Notes due March 1, 2019 and each series of the Notes (as defined below) at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings.
Private Notes
On March 29, 2013, we prepaid senior notes issued in 2010 in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Private Notes"). The prepayment price was equal to 100% of the principal amount of

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

$535.0, plus accrued interest of $6.9 and a make-whole premium of $68.0. In connection with the prepayment of our Private Notes, we incurred a loss on extinguishment of debt of $71.4 in the first quarter of 2013, which included the make-whole premium and the write-off of $3.4 of debt issuance costs related to the Private Notes.
Public Notes
On April 15, 2013 we prepaid the 5.625% Notes, due March 1, 2014 (the "2014 Notes") at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 13, Derivative Instruments and Hedging Activities for further details. In addition, the $250.0 principal amount of our 4.80% Notes due March 1, 2013 and the $125.0 principal amount of our 4.625% Notes due May 15, 2013 were repaid in full at maturity.
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes and 2014 Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. At March 31, 2014, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018, $250.0 principal amount of our 4.20% Notes due July 15, 2018 and $350.0 principal amount of our 6.50% Notes due March 1, 2019.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. Subsequent to the March 2013 public offering, we have not sought to issue commercial paper, but we expect that demand for our commercial paper would be limited as a result of our credit ratings. As of March 31, 2014, we did not have any outstanding commercial paper under this program.
Additional Information
Our long-term credit ratings are Baa3 (Stable Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB (Negative Outlook) with Fitch, which is below investment grade. Additional rating agency reviews could result in a further change in outlook or downgrade, which could limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," “Risk Factors - A downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital,” and “Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions” contained in our 2013 Form 10-K.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of March 31, 2014, we do not have any interest-rate swap agreements. Our total exposure to floating interest rates was approximately 8% at March 31, 2014, and approximately 8% at December 31, 2013.

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

•
general economic and business conditions in our markets, including social, economic and political uncertainties in the international markets in our portfolio, such as in Russia and Ukraine, and any potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate;

•
the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy and the devaluation of its currency, the availability of various foreign exchange systems, foreign exchange restrictions, particularly currency restrictions in Venezuela and Argentina, and the potential effect of such factors on our business, results of operations and financial condition;

•
any developments in or consequences of investigations and compliance reviews, and any litigation related thereto, including the ongoing investigations and compliance reviews of Foreign Corrupt Practices Act ("FCPA") and related

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

United States ("U.S.") and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation, including our ability to finalize settlements with the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") with regard to the ongoing FCPA investigations on terms consistent with our current understandings with the government or, if we are able to reach such final settlements, what the timing of such final settlements will be or whether the SEC settlement will be authorized by the Commission or whether each of the settlements will receive the necessary court approvals, or if we are unable to reach such final settlements, the outcome of any subsequent litigation with the government which could have a material adverse effect;

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

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights; and

•	the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our 2013 Form 10-K, as updated by this Quarterly Report on Form 10-Q, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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
ITEM 1A. RISK FACTORS
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our 2013 Form 10-K. Except for the replacement of the risk factor relating to the ongoing settlement discussions with the DOJ and the staff of the SEC related to their investigations of the Foreign Corrupt Practices Act ("FCPA") and related matters, on pages 10-11 of our 2013 Form 10-K, with the risk factor set forth below, there has been no material change in our risk factors from those previously discussed in our 2013 Form 10-K.
We are engaged in ongoing settlement discussions with the DOJ and the staff of the SEC related to their investigations of FCPA and related matters. Although we have now reached an understanding with respect to terms of settlement with each of the DOJ and the staff of the SEC, there can be no assurance that our efforts to finalize such settlements will be successful or, if they are, what the timing of any such settlements would be or whether the required authorizations and approvals of such settlements will be received.
We have substantially completed an internal investigation and compliance reviews regarding the FCPA and related U.S. and foreign laws in China and additional countries. We have conducted these compliance reviews in a number of countries selected to represent each of the Company's international geographic segments. The internal investigation and compliance reviews have focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third-party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. In connection with the internal investigation and compliance reviews, certain personnel actions, including termination of employment of certain senior members of management, have been taken, and additional personnel actions may be taken in the future. In connection with the internal investigation and compliance reviews, we continue to enhance our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third-party due diligence program and other compliance-related resources.
As previously reported in October 2008, we voluntarily contacted the United States Securities and Exchange Commission ("SEC" and "Commission") and the United States Department of Justice ("DOJ") to advise both agencies of our internal investigation. We have cooperated and continue to cooperate with investigations of these matters by the SEC and the DOJ. We have, among other things, signed tolling agreements, responded to inquiries, translated and produced documents, assisted with interviews, and provided information on our internal investigation and compliance reviews, personnel actions taken and steps taken to enhance our ethics and compliance program. We also have made factual presentations which are now substantially complete.
As previously reported, we have been engaged in settlement negotiations with the DOJ and the staff of the SEC with respect to these matters. We have now reached an understanding with respect to terms of settlement with each of the DOJ and the staff of the SEC. Based on these understandings, the Company would, among other things: pay aggregate fines, disgorgement and prejudgment interest of $135 million with respect to alleged violations of the books and records and internal control provisions of the FCPA, with $68 million payable to the DOJ and $67 million payable to the SEC; enter into a deferred prosecution agreement (“DPA”) with the DOJ under which the DOJ would defer criminal prosecution of the Company for a period of three years in connection with alleged violations of the books and records and internal control provisions of the FCPA; agree to have a compliance monitor which, with the approval of the government, can be replaced after 18 months by the Company's agreement to undertake self-monitoring and reporting obligations for an additional 18 months. If the Company remains in compliance with the DPA during its term, the charges against the Company would be dismissed with prejudice. In addition, as part of any settlement with the DOJ, a subsidiary of Avon operating in China would enter a guilty plea in connection with alleged violations of the books and records provision of the FCPA. The expected terms of settlement do not require any change to our historical financial statements.
Final resolution of these matters is subject to preparation and negotiation of documentation satisfactory to all the parties, including approval by our board of directors and, in the case of the SEC, authorization by the Commission; court approval of the SEC settlement; and court approval of the DPA and acceptance of the expected guilty plea by an Avon subsidiary operating in China. We can provide no assurances that satisfactory final agreements will be reached, that authorization by the Commission or the court approvals will be obtained or that the court will accept the guilty plea or with respect to the timing or terms of any such agreements, authorization, and approvals and acceptance.

Table of Contents

The Company recorded an additional accrual of $46 million during the first quarter of 2014 with respect to these matters, bringing the total liability accrued at March 31, 2014 to $135 million.
If we do not reach final settlements on the expected terms or if the necessary approvals do not occur, either we may enter into further discussions with the DOJ and/or the SEC to resolve the matters under investigation on different terms and conditions or we may litigate the matters. We cannot predict the timing of any such further discussions and we expect any such alternative settlements would include civil and/or criminal fines and penalties and non-monetary remedies, such as oversight requirements and additional remediation and compliance requirements. If we do not reach settlements with the DOJ and/or the SEC, or if the necessary approvals do not occur, we cannot predict the outcome of any subsequent litigation with the government, but such litigation could have a material adverse effect.
Until these matters are resolved, either through settlement or litigation, we expect to continue to incur costs, primarily professional fees and expenses, which may be significant, in connection with the government investigations. If the currently-contemplated settlements are approved, we will incur ongoing costs related to the compliance monitor and self-monitoring and reporting obligations. Furthermore, under certain circumstances, we may also be required to advance and/or reimburse significant professional fees and expenses to certain current and former Company employees in connection with these matters.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended March 31, 2014.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/14	38,715	(1)	$16.87	*	*
2/1 - 2/28/14	51,008	(2)	15.02	*	*
3/1 - 3/31/14	366,857	(3)	15.03	*	*
Total	456,580		$15.18	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
Includes 5,076 shares purchased in private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan and 33,639 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(2)
Includes 40,490 shares purchased in private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan and 10,518 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

(3)
Includes 33,262 shares purchased in private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan and 333,595 shares that were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	May 1, 2014	/s/ Robert Loughran
Robert Loughran
Vice President and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

10.1	CEO Stock Holding Requirement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.