Form 10-Q
period 2014-06-30
AVON PRODUCTS INC
filed 2014-07-31
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2014 was 434,620,667.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2014	June 30, 2013
Net sales	$2,139.8	$2,466.8
Other revenue	48.8	42.1
Total revenue	2,188.6	2,508.9
Costs, expenses and other:
Cost of sales	810.7	935.4
Selling, general and administrative expenses	1,284.7	1,371.3
Operating profit	93.2	202.2
Interest expense	28.7	31.1
Loss on extinguishment of debt	—	13.0
Interest income	(3.8)	(2.8)
Other expense, net	2.6	15.6
Total other expenses	27.5	56.9
Income from continuing operations, before taxes	65.7	145.3
Income taxes	(45.8)	(60.7)
Income from continuing operations, net of tax	19.9	84.6
Loss from discontinued operations, net of tax	—	(50.4)
Net income	19.9	34.2
Net income attributable to noncontrolling interests	(0.9)	(2.3)
Net income attributable to Avon	$19.0	$31.9
Earnings (loss) per share:
Basic from continuing operations	$0.04	$0.19
Basic from discontinued operations	—	(0.12)
Basic attributable to Avon	0.04	0.07
Diluted from continuing operations	0.04	0.19
Diluted from discontinued operations	—	(0.11)
Diluted attributable to Avon	0.04	0.07
Cash dividends per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
(In millions, except per share data)	June 30, 2014	June 30, 2013
Net sales	$4,281.5	$4,873.9
Other revenue	90.7	91.0
Total revenue	4,372.2	4,964.9
Costs, expenses and other:
Cost of sales	1,766.1	1,860.8
Selling, general and administrative expenses	2,563.8	2,727.9
Operating profit	42.3	376.2
Interest expense	56.2	60.5
Loss on extinguishment of debt	—	86.0
Interest income	(7.6)	(4.8)
Other expense, net	69.0	59.9
Total other expenses	117.6	201.6
(Loss) income from continuing operations, before taxes	(75.3)	174.6
Income taxes	(72.0)	(101.5)
(Loss) income from continuing operations, net of tax	(147.3)	73.1
Loss from discontinued operations, net of tax	—	(51.5)
Net (loss) income	(147.3)	21.6
Net income attributable to noncontrolling interests	(2.0)	(3.4)
Net (loss) income attributable to Avon	$(149.3)	$18.2
(Loss) earnings per share:
Basic from continuing operations	$(0.34)	$0.16
Basic from discontinued operations	—	(0.12)
Basic attributable to Avon	(0.34)	0.04
Diluted from continuing operations	(0.34)	0.16
Diluted from discontinued operations	—	(0.12)
Diluted attributable to Avon	(0.34)	0.04
Cash dividends per common share	$0.12	$0.12
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2014	June 30, 2013
Net income	$19.9	$34.2
Other comprehensive income (loss):
Foreign currency translation adjustments	32.5	(107.7)
Change in derivative losses on cash flow hedges, net of taxes of $0.2 and $0.2	0.3	0.3
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $(5.1) and $7.1	(7.8)	19.6
Total other comprehensive income (loss), net of taxes	25.0	(87.8)
Comprehensive income (loss)	44.9	(53.6)
Less: comprehensive income (loss) attributable to noncontrolling interests	1.2	(0.4)
Comprehensive income (loss) attributable to Avon	$43.7	$(53.2)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2014	June 30, 2013
Net (loss) income	$(147.3)	$21.6
Other comprehensive income (loss):
Foreign currency translation adjustments	23.6	(131.1)
Change in derivative losses on cash flow hedges, net of taxes of $0.4 and $0.6	0.6	1.1
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $(0.3) and $12.1	0.2	29.7
Total other comprehensive income (loss), net of taxes	24.4	(100.3)
Comprehensive loss	(122.9)	(78.7)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.3)	0.5
Comprehensive loss attributable to Avon	$(122.6)	$(79.2)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$777.5	$1,107.9
Accounts receivable, net	634.0	676.3
Inventories	965.7	967.7
Prepaid expenses and other	663.3	689.3
Total current assets	3,040.5	3,441.2
Property, plant and equipment, at cost	2,514.6	2,484.5
Less accumulated depreciation	(1,149.3)	(1,091.2)
Property, plant and equipment, net	1,365.3	1,393.3
Goodwill	288.9	282.5
Other assets	1,420.5	1,375.3
Total assets	$6,115.2	$6,492.3
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$154.1	$188.0
Accounts payable	876.3	896.5
Accrued compensation	213.2	271.2
Other accrued liabilities	674.9	652.6
Sales and taxes other than income	167.8	186.8
Income taxes	21.2	45.4
Total current liabilities	2,107.5	2,240.5
Long-term debt	2,480.0	2,532.7
Employee benefit plans	390.3	398.0
Long-term income taxes	75.3	53.3
Other liabilities	102.0	140.3
Total liabilities	$5,155.1	$5,364.8
Contingencies (Note 6)
Shareholders’ Equity
Common stock	$187.6	$189.4
Additional paid-in capital	2,196.2	2,175.6
Retained earnings	3,995.3	4,196.7
Accumulated other comprehensive loss	(846.3)	(870.4)
Treasury stock, at cost	(4,589.8)	(4,581.2)
Total Avon shareholders’ equity	943.0	1,110.1
Noncontrolling interests	17.1	17.4
Total shareholders’ equity	$960.1	$1,127.5
Total liabilities and shareholders’ equity	$6,115.2	$6,492.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net (loss) income	$(147.3)	$21.6
Loss from discontinued operations, net of tax	—	51.5
(Loss) income from continuing operations, net of tax	$(147.3)	$73.1
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	97.7	119.8
Provision for doubtful accounts	105.7	113.4
Provision for obsolescence	43.8	53.7
Share-based compensation	24.9	26.2
Deferred income taxes	(50.1)	(27.4)
Charge for Venezuelan monetary assets and liabilities	53.7	34.1
Charge for Venezuelan non-monetary assets to their net realizable value	115.7	—
Other	54.5	30.1
Changes in assets and liabilities:
Accounts receivable	(91.0)	(103.3)
Inventories	(126.4)	(159.8)
Prepaid expenses and other	(10.4)	67.6
Accounts payable and accrued liabilities	14.6	(65.8)
Income and other taxes	(10.0)	(28.6)
Noncurrent assets and liabilities	(82.5)	(63.4)
Net cash (used) provided by operating activities of continuing operations	(7.1)	69.7
Cash Flows from Investing Activities
Capital expenditures	(58.6)	(75.8)
Disposal of assets	5.4	12.8
Purchases of investments	(13.4)	(14.2)
Proceeds from sale of investments	10.8	0.2
Net cash used by investing activities of continuing operations	(55.8)	(77.0)
Cash Flows from Financing Activities*
Cash dividends	(54.6)	(53.9)
Debt, net (maturities of three months or less)	3.4	31.6
Proceeds from debt	9.2	1,478.8
Repayment of debt	(92.0)	(1,796.2)
Interest rate swap termination	—	88.1
Net proceeds from exercise of stock options	0.2	16.9
Repurchase of common stock	(8.6)	(7.6)
Net cash used by financing activities of continuing operations	(142.4)	(242.3)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	—	(0.5)
Net cash used by investing activities of discontinued operations	—	(0.2)
Net cash used by discontinued operations	—	(0.7)
Effect of exchange rate changes on cash and equivalents	(125.1)	(81.0)
Net decrease in cash and equivalents	(330.4)	(331.3)
Cash and equivalents at beginning of year(1)	$1,107.9	$1,209.6
Cash and equivalents at end of period(2)	$777.5	$878.3

*	Non-cash financing activities in the six months ended June 30, 2013 included the change in fair market value of interest-rate swap agreements of $(.7).

(1)	Includes cash and cash equivalents of discontinued operations of $2.7 at the beginning of the year in 2013.

(2)	Includes cash and cash equivalents of discontinued operations of $5.1 at the end of the period in 2013.
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
Venezuela Currency
We account for Venezuela as a highly inflationary economy. In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. There are multiple legal mechanisms in Venezuela to exchange currency. As SICAD II represents the rate which better reflects the economics of Avon Venezuela's business activity, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously, we recorded an after-tax loss of $42 ($54 in other expense, net, and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income during the six months ended June 30, 2014. Also as a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. In addition, at March 31, 2014, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets were recoverable, and determined that they were. As such, no impairment of Avon Venezuela's long-lived assets was required.
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded an after-tax loss of $51 ($34 in other expense, net, and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, operating profit and net income during the six months ended June 30, 2013 were negatively impacted.
Standards to be Implemented
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective beginning in 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

2. EARNINGS PER SHARE AND SHARE REPURCHASES
We compute earnings (loss) per share ("EPS") using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Shares in millions)	2014	2013	2014	2013
Numerator from continuing operations:
Income (loss) from continuing operations, less amounts attributable to noncontrolling interests	$19.0	$82.3	$(149.3)	$69.7
Less: Loss (income) allocated to participating securities	.1	(.7)	2.3	(.6)
Income (loss) from continuing operations allocated to common shareholders	19.1	81.6	(147.0)	69.1
Numerator from discontinued operations:
Loss from discontinued operations	$—	$(50.4)	$—	$(51.5)
Less: Loss allocated to participating securities	—	.4	—	.5
Loss allocated to common shareholders	—	(50.0)	—	(51.0)
Numerator attributable to Avon:
Net income (loss) attributable to Avon	$19.0	$31.9	$(149.3)	$18.2
Less: Loss (income) allocated to participating securities	.1	(.3)	2.3	(.2)
Income (loss) allocated to common shareholders	19.1	31.6	(147.0)	18.0
Denominator:
Basic EPS weighted-average shares outstanding	434.6	433.5	434.4	433.0
Diluted effect of assumed conversion of stock options	—	1.1	—	.9
Diluted EPS adjusted weighted-average shares outstanding	434.6	434.6	434.4	433.9
Income (Loss) per Common Share from continuing operations:
Basic	$.04	$.19	$(.34)	$.16
Diluted	.04	.19	(.34)	.16
Loss per Common Share from discontinued operations:
Basic	$—	$(.12)	$—	$(.12)
Diluted	—	(.11)	—	(.12)
Income (Loss) per Common Share attributable to Avon:
Basic	$.04	$.07	$(.34)	$.04
Diluted	.04	.07	(.34)	.04
Amounts in the table above may not necessarily sum due to rounding.
During the three and six months ended June 30, 2014, we did not include stock options to purchase 17.7 million shares and 19.0 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price. During the three and six months ended June 30, 2013, we did not include stock options to purchase 17.3 million shares and 18.2 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
We purchased approximately .6 million shares of Avon common stock for $9.0 during the first six months of 2014, as compared to approximately .4 million shares of Avon common stock for $7.6 during the first six months of 2013, through acquisition of

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

stock from employees in connection with tax payments upon vesting of restricted stock units and private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
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
Summarized financial information for discontinued operations is shown below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Total revenue	$24.7	$52.3
Operating loss(1)	(80.0)	(81.9)
(1) Operating loss for the three and six months ended June 30, 2013 includes a pre-tax charge of $79, reflecting the expected loss on sale.
4. INVENTORIES

Components of Inventories	June 30, 2014	December 31, 2013
Raw materials	$302.0	$272.9
Finished goods	663.7	694.8
Total	$965.7	$967.7
5. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$3.1	$3.4	$2.1	$2.8	$.3	$.5
Interest cost	8.3	7.0	9.0	9.0	1.3	1.1
Expected return on plan assets	(9.5)	(9.4)	(11.1)	(10.1)	—	—
Amortization of prior service credit	(.1)	(.1)	—	—	(1.1)	(1.2)
Amortization of net actuarial losses	13.8	12.0	2.3	2.7	.5	.6
Settlements/curtailments	25.0	—	—	(7.5)	—	—
Net periodic benefit costs	$40.6	$12.9	$2.3	$(3.1)	$1.0	$1.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$6.5	$8.4	$4.5	$7.6	$.6	$1.0
Interest cost	15.0	13.6	18.6	18.1	2.6	2.5
Expected return on plan assets	(17.9)	(18.8)	(22.0)	(19.9)	—	—
Amortization of prior service credit	(.2)	(.2)	—	(.3)	(2.2)	(2.4)
Amortization of net actuarial losses	24.5	23.3	4.6	7.3	1.0	1.4
Settlements/curtailments	25.0	—	—	(7.5)	—	—
Net periodic benefit costs	$52.9	$26.3	$5.7	$5.3	$2.0	$2.5
As of June 30, 2014, we made approximately $48 and $16 of contributions to the U.S. and non-U.S. pension and postretirement benefit plans, respectively. During the remainder of 2014, we anticipate contributing approximately $5 to $10 and $14 to $19 to fund our U.S. and non-U.S. pension and postretirement benefit plans, respectively.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. This settlement charge was allocated between Global Expenses and the operating results of North America.
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
As previously reported, we have reached an understanding with respect to terms of settlement with each of the DOJ and the staff of the SEC. Based on these understandings, the Company would, among other things: pay aggregate fines, disgorgement and prejudgment interest of $135 with respect to alleged violations of the books and records and internal control provisions of the FCPA, with $68 payable to the DOJ and $67 payable to the SEC; enter into a deferred prosecution agreement (“DPA”) with

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

the DOJ under which the DOJ would defer criminal prosecution of the Company for a period of three years in connection with alleged violations of the books and records and internal control provisions of the FCPA; agree to have a compliance monitor which, with the approval of the government, can be replaced after 18 months by the Company's agreement to undertake self-monitoring and reporting obligations for an additional 18 months. If the Company remains in compliance with the DPA during its term, the charges against the Company would be dismissed with prejudice. In addition, as part of any settlement with the DOJ, a subsidiary of Avon operating in China would enter a guilty plea in connection with alleged violations of the books and records provision of the FCPA. The expected terms of settlement do not require any change to our historical financial statements.
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
The Company recorded an additional accrual of $46 during the first quarter of 2014 with respect to these matters, bringing the total liability accrued at June 30, 2014 to $135.
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
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Ann S. Moore, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, No. 13-CV-8369)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. In the Parker case, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is adjourned until plaintiff files an amended pleading. In Schwartz, the parties have agreed to a stipulated schedule for further proceedings, which includes the potential for plaintiff to file a further amended complaint and for defendants to file a motion to dismiss. In Pritika, defendants moved to dismiss the complaint on March 7, 2014. We are unable to predict the outcome of these matters.
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
Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS), totaling approximately $386, $57 and $266 each, including penalties and accrued interest, at the exchange rate on June 30, 2014. The 2002 and the 2012 assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 assessments are unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 assessments. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. In October 2013, the 2012 PIS and COFINS assessments were canceled in our favor by the first administrative level. This decision was subject to a mandatory appeal to the second administrative level by the Brazilian tax authorities. In March 2014, the second administrative level rendered a favorable decision in regard to the 2012 PIS and COFINS assessments resulting in the dismissal of these assessments, totaling approximately $57 and $266, respectively, including penalties and accrued interest, at the exchange rate on June 30, 2014. Although the Brazilian tax authorities had the right to appeal this decision, no such appeal was filed and in May 2014 the case was officially closed in favor of Avon Brazil. In October 2010, the 2002 assessment was upheld at the first administrative level at an amount reduced to approximately $30 from approximately $72, including penalties and accrued interest, at the exchange rate on June 30, 2014. We have appealed this decision to the second administrative level.
In the event that the 2002 or 2012 IPI assessments are upheld at the last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the amount or range of potential loss that we could incur related to the 2002 and 2012 IPI assessments or any additional assessments that may be issued for subsequent periods (tax years up through 2007 are closed by statute). However, other similar excise tax (IPI) assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level, and management believes that the likelihood that the 2002 and 2012 IPI assessments will be upheld is remote.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2014, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2014	$(438.3)	$(4.8)	$(4.3)	$(423.7)	$(871.1)
Other comprehensive income other than reclassifications	32.3	—	—	—	32.3
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.2(1)	—	.3	—	—	.3
Adjustments of and amortization of net actuarial gain and prior service cost, net of tax of $(5.1)(2)	—	—	—	(7.8)	(7.8)
Total reclassifications into earnings	—	.3	—	(7.8)	(7.5)
Balance at June 30, 2014	$(406.0)	$(4.5)	$(4.3)	$(431.5)	$(846.3)

Three Months Ended June 30, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2013	$(341.0)	$(6.0)	$(4.3)	$(537.9)	$(889.2)
Other comprehensive loss other than reclassifications	(107.7)	—	—	—	(107.7)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.2(1)	—	.3	—	—	.3
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $7.1(2)	—	—	—	19.6	19.6
Total reclassifications into earnings	—	.3	—	19.6	19.9
Balance at June 30, 2013	$(448.7)	$(5.7)	$(4.3)	$(518.3)	$(977.0)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the six months ended June 30, 2014 and 2013:

Six Months Ended June 30, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
Other comprehensive income other than reclassifications	23.3	—	—	—	23.3
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.4(1)	—	.6	—	—	.6
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $(.3)(2)	—	—	—	.2	.2
Total reclassifications into earnings	—	.6	—	.2	.8
Balance at June 30, 2014	$(406.0)	$(4.5)	$(4.3)	$(431.5)	$(846.3)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2012	$(317.6)	$(6.8)	$(4.3)	$(548.0)	$(876.7)
Other comprehensive loss other than reclassifications	(131.1)	—	—	—	(131.1)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.6(1)	—	1.1	—	—	1.1
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $12.1(2)	—	—	—	29.7	29.7
Total reclassifications into earnings	—	1.1	—	29.7	30.8
Balance at June 30, 2013	$(448.7)	$(5.7)	$(4.3)	$(518.3)	$(977.0)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net gains of $5.4 and $1.3 for the three months ended June 30, 2014 and 2013, respectively, and a foreign exchange net gain of $.1 and net loss of $9.3 for the six months ended June 30, 2014 and 2013, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income.
8. SEGMENT INFORMATION
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,
	2014		2013
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,053.8	$98.0	$1,252.1	$147.8
Europe, Middle East & Africa	658.1	76.8	678.4	104.1
North America	304.1	(27.3)	380.3	(11.5)
Asia Pacific	172.6	(1.1)	198.1	16.4
Total from operations	$2,188.6	$146.4	$2,508.9	$256.8
Global and other	—	(53.2)	—	(54.6)
Total	$2,188.6	$93.2	$2,508.9	$202.2

	Six Months Ended June 30,
	2014		2013
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$2,120.5	$54.6	$2,396.5	$249.2
Europe, Middle East & Africa	1,312.9	144.2	1,411.5	215.5
North America	599.8	(35.8)	758.8	(20.8)
Asia Pacific	339.0	6.6	398.1	27.5
Total from operations	$4,372.2	$169.6	$4,964.9	$471.4
Global and other	—	(127.3)	—	(95.2)
Total	$4,372.2	$42.3	$4,964.9	$376.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

9. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2014 and December 31, 2013, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2014	December 31, 2013
Deferred tax assets	$243.7	$233.6
Prepaid taxes and tax refunds receivable	136.5	145.9
Prepaid brochure costs, paper, and other literature	80.8	95.7
Receivables other than trade	74.0	86.6
Short-term investments	32.9	31.7
Other	95.4	95.8
Prepaid expenses and other	$663.3	$689.3
At June 30, 2014 and December 31, 2013, other assets included the following:

Components of Other Assets	June 30, 2014	December 31, 2013
Deferred tax assets	$979.9	$944.7
Long-term receivables	187.7	168.0
Capitalized software	118.8	122.9
Investments	34.2	33.8
Other intangible assets, net (Note 11)	33.1	33.5
Tooling	30.4	37.9
Other	36.4	34.5
Other assets	$1,420.5	$1,375.3

10. RESTRUCTURING INITIATIVES
$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative") in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin by 2016. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. Other costs to implement these restructuring initiatives consist primarily of professional service fees and accelerated depreciation, and also include professional service fees associated with our North America business. The professional service fees associated with the North America business are contingent upon the achievement of operating profit targets. These fees are recognized over the period that the services are expected to be provided and are based upon our estimate of the total amount expected to be paid, which may change based on actual results.
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $192.2 before taxes, of which $73.1 before taxes was recorded in the first half of 2014. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $210 to $220 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $250 to $260 (both before taxes). For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.
Restructuring Charges – Three and Six Months Ended June 30, 2014
During the three and six months ended June 30, 2014, we recorded costs to implement of $51.0 and $73.1, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income, related to the $400M Cost Savings Initiative. The costs consisted of the following:

•	charges of $34.6 and $49.5, respectively, primarily for employee-related costs, primarily severance benefits;

•
contract termination and other charges of $6.2 and $7.5, respectively, primarily related to the costs associated with the closure of the France market and the exit of the Service Model Transformation ("SMT") facility;

•	accelerated depreciation of $6.1 and $7.5, respectively, associated with the closure and rationalization of certain facilities and other assets;

•	charges of $3.7 and $3.7, respectively, primarily related to the accumulated foreign currency translation adjustments associated with the closure of the France market; and

•
implementation costs of $.4 during the three months ended June 30, 2014, primarily associated with the closure of the France market, and $4.9 during the six months ended June 30, 2014, primarily for professional service fees associated with our North America business.

The majority of cash payments, if applicable, associated with these charges are expected to be made during 2014.
Restructuring Charges – Three and Six Months Ended June 30, 2013
During the three and six months ended June 30, 2013, we recorded costs to implement of $8.5 and $28.8, respectively, related to the $400M Cost Savings Initiative. The costs consisted of the following:

•	net charges of $3.2 and $16.5, respectively, primarily for employee-related costs, including severance benefits;

•	contract termination and other charges of $3.9 and $3.9, respectively, primarily related to costs associated with the closure of the Republic of Ireland market;

•	accelerated depreciation of $4.9 and $11.8, respectively, associated with the closure and rationalization of certain facilities;

•	net benefits of $3.5 and $3.5, respectively, primarily related to the accumulated foreign currency translation adjustments associated with the closure of the Vietnam market;

•	implementation costs of $.4 and $.8, respectively, for professional service fees; and

•	net benefits of $.4 and $.7, respectively, related to inventory adjustments.
For the three months ended June 30, 2013, $8.9 of total costs to implement was recorded in selling, general and administrative expenses and a net benefit of $.4 was recorded in cost of sales, in the Consolidated Statements of Income. For the six months ended June 30, 2013, $29.5 of the total costs to implement was recorded in selling, general and administrative expenses and a net benefit of $.7 was recorded in cost of sales, in the Consolidated Statements of Income.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance for the $400M Cost Savings Initiative as of June 30, 2014 is as follows:

	Employee- Related Costs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2013	$46.7	$—	$1.8	$48.5
2014 charges	53.4	3.7	7.8	64.9
Adjustments	(3.9)	—	(.3)	(4.2)
Cash payments	(32.1)	—	(5.8)	(37.9)
Non-cash write-offs	(1.6)	(3.7)	—	(5.3)
Foreign exchange	(.5)	—	—	(.5)
Balance at June 30, 2014	$62.0	$—	$3.5	$65.5
Non-cash write-offs associated with employee-related costs are the result of curtailments, settlements and special termination benefits for pension plans due to the initiatives implemented.
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to date	$145.1	$.7	.2	$14.2	$160.2
Estimated charges to be incurred on approved initiatives	2.7	—	—	.4	3.1
Total expected charges on approved initiatives	$147.8	$.7	$.2	$14.6	$163.3
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
2013	11.1	15.6	5.3	1.3	17.7	51.0
First quarter 2014	13.8	2.0	.7	.3	(.6)	16.2
Second quarter 2014	1.6	13.2	9.8	2.6	17.3	44.5
Charges incurred to date	39.4	31.9	33.8	17.1	38.0	160.2
Estimated charges to be incurred on approved initiatives	4.3	—	(1.1)	.3	(.4)	3.1
Total expected charges on approved initiatives	$43.7	$31.9	$32.7	$17.4	$37.6	$163.3
As noted previously, for the initiatives approved to-date, we expect to record total costs to implement restructuring in the range of $210 to $220 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional service fees and accelerated depreciation.
Additional Restructuring Charges 2012
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs and improve efficiencies. In addition, we have relocated our corporate headquarters in New York City.
During the three and six months ended June 30, 2014, we recorded benefits of $.1 and $.1, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income. During the three and six months ended June 30, 2013, we

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

recorded benefits of $.4 and $.2, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income.
The liability balance for these various restructuring initiatives as of June 30, 2014 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2013	$2.0	$12.3	$14.3
Adjustments	(.1)	—	(.1)
Cash payments	(1.1)	(2.9)	(4.0)
Balance at June 30, 2014	$.8	$9.4	$10.2
The actions associated with these various restructuring initiatives are substantially complete.
In addition, during the three and six months ended June 30, 2014, we recorded total costs to implement of $.3 and $.9, respectively, in selling, general and administrative expenses, and during the three and six months ended June 30, 2013, we recorded total costs to implement of $.4 and $.2, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income, associated with the restructuring programs launched in 2005 and 2009, which are substantially complete.

11. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2013	$112.6	$167.3	$85.0	$364.9
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2013	$112.6	$167.3	$2.6	$282.5

Changes during the period ended June 30, 2014:
Foreign exchange	$2.8	$3.6	$—	$6.4

Gross balance at June 30, 2014	$115.4	$170.9	$85.0	$371.3
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at June 30, 2014	$115.4	$170.9	$2.6	$288.9
Other intangible assets

	June 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$40.9	$(38.2)	$39.9	$(36.5)
Licensing agreements	53.6	(49.1)	52.3	(47.3)
Noncompete agreements	8.2	(8.2)	8.1	(8.1)
Trademarks	6.6	(6.6)	6.6	(6.6)
Indefinite-Lived Trademarks	25.9	—	25.1	—
Total	$135.2	$(102.1)	$132.0	$(98.5)
Aggregate amortization expense was not material for the three and six months ended June 30, 2014 and 2013, and is not expected to be material for future periods.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.6	$—	$2.6
Foreign exchange forward contracts	—	.9	.9
Total	$2.6	$.9	$3.5
Liabilities:
Foreign exchange forward contracts	$—	$.9	$.9
Total	$—	.9	.9

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Total
Assets:
Money market funds	$.5	$—	$.5
Available-for-sale securities	2.5	—	2.5
Foreign exchange forward contracts	—	3.4	3.4
Total	$3.0	$3.4	$6.4
Liabilities:
Foreign exchange forward contracts	$—	$.3	$.3
Total	$—	$.3	$.3

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2014 and December 31, 2013, respectively, consisted of the following:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.6	$2.6	$2.5	$2.5
Money market funds	—	—	.5	.5
Debt maturing within one year(1)	(154.1)	(154.1)	(188.0)	(188.0)
Long-term debt(1)	(2,480.0)	(2,536.9)	(2,532.7)	(2,511.6)
Foreign exchange forward contracts	—	—	3.1	3.1
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
13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of June 30, 2014, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2014:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.9	Accounts payable	$.9
Total derivatives not designated as hedges		$.9		$.9
Total derivatives		$.9		$.9

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
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of December 31, 2013 and June 30, 2014, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Approximately 6% and approximately 8% of our debt portfolio at June 30, 2014 and December 31, 2013, respectively, was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net in the Consolidated Statements of Income. For the three and six months ended June 30, 2014, the net impact of the gain amortization was $3.7 and $7.2, respectively. For the three and six months ended June 30, 2013, the net impact of the gain amortization was $13.8 and $19.0, respectively. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At June 30, 2014, the unamortized deferred gain associated

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

with the January 2013 interest-rate swap termination was $57.1, and was included within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net in the Consolidated Statements of Income. For the three and six months ended June 30, 2014, the net impact of the gain amortization was $1.5 and $3.1, respectively. For the three and six months ended June 30, 2013, the net impact of the gain amortization was $1.5 and $3.0, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At June 30, 2014, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $32.6, and was included within long-term debt in the Consolidated Balance Sheets.
During the six months ended June 30, 2013, we recorded a net loss of $.7 in interest expense in the Consolidated Statements of Income for these interest-rate swap agreements previously designated as fair value hedges; however, no net gain or loss was recorded during the three and six months ended June 30, 2014 or the three months ended June 30, 2013 as the interest-rate swaps were terminated in the second quarter of 2013. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At June 30, 2014, we do not have undesignated interest-rate swap agreements. As the remaining undesignated interest-rate swap agreements were terminated in conjunction with the repayment of the associated debt in the second quarter of 2013, no net gain or loss was recorded during the three or six months ended June 30, 2014 or the three months ended June 30, 2013. During the six months ended June 30, 2013, we recorded an immaterial net loss in other expense, net in the Consolidated Statements of Income associated with the undesignated interest-rate swap agreements. There was no hedge ineffectiveness for the six months ended June 30, 2013 related to these interest-rate swaps.
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2014, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $205 for the various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and six months ended June 30, 2014, we recorded losses of $.2 and $.1, respectively, in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2014, we recorded gains of $1.0 and $1.1, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2013, we recorded losses of $5.1 and $8.1, respectively, in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2013, we recorded gains of $5.5 and $8.6, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

14. DEBT
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below under "Commercial Paper Program," the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding (which was $0 at June 30, 2014). Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of June 30, 2014, there were no amounts outstanding under the revolving credit facility.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Public Notes
On April 15, 2013, we prepaid our 5.625% Notes, due March 1, 2014 (the "2014 Notes") at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 13, Derivative Instruments and Hedging Activities for further details. In addition, the $250.0 principal amount of our 4.80% Notes due March 1, 2013 and the $125.0 principal amount of our 4.625% Notes due May 15, 2013 were repaid in full at maturity.
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes (as defined below) and 2014 Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. At June 30, 2014, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018, $250.0 principal amount of our 4.20% Notes due July 15, 2018 and $350.0 principal amount of our 6.50% Notes due March 1, 2019.
Debt Covenants
The revolving credit facility contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The revolving credit facility also contains covenants that limit our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the revolving credit facility contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.75:1 at the end of the fiscal quarters ended June 30, 2014 and September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the revolving credit facility) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the revolving credit facility) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the revolving credit facility allows us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the revolving credit facility; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. We were in compliance with our interest coverage and leverage ratios under the revolving credit facility for the four fiscal quarters ended June 30, 2014. As of June 30, 2014, and based on then applicable interest rates, approximately $940 of the $1 billion revolving credit facility could have been drawn down without violating any covenant.
The indentures governing our outstanding notes described under the caption “Public Notes” above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase our 5.75% Notes due March 1, 2018, our 6.50% Notes due March 1, 2019 and each series of the Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. Borrowings under the term loan agreement bore interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

In March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes, which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. On June 30, 2014, we paid the $52.5 remaining outstanding principal balance under the term loan agreement, of which $39.4 was not yet due, without prepayment penalties. Amounts associated with the term loan agreement may not be reborrowed.
Private Notes
On March 29, 2013, we prepaid the $535.0 senior notes issued in 2010 in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Private Notes"). In connection with the prepayment of our Private Notes, we incurred a loss on extinguishment of debt of $71.4 in the first quarter of 2013, which included a make-whole premium of $68.0 and the write-off of $3.4 of debt issuance costs related to the Private Notes.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. Subsequent to the March 2013 public offering, we have not sought to issue commercial paper, but we believe that demand for our commercial paper would be limited as a result of our credit ratings. As of June 30, 2014, we did not have any outstanding commercial paper under this program.
Additional Information
Our long-term credit ratings are Baa3 (Negative Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB (Negative Outlook) with Fitch, which is below investment grade. Additional rating agency reviews could result in a change in outlook or downgrade, which could limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements.

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct-selling channel. At December 31, 2013, we had sales operations in 62 countries and territories, including the United States ("U.S."), and distribute products in 43 more. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color. Skincare now includes the category formerly referred to as personal care. Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by more than 6 million active independent Representatives, who are independent contractors and not our employees. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2013, approximately 88% of our consolidated revenue was derived from operations outside the U.S.
During the six months ended June 30, 2014, revenues declined 12% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue decreased 3%. The decrease in Constant $ revenue was primarily due to a 5% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 6%, while the net impact of price and mix increased 3%. Sales from the Beauty category decreased 12%, or 4% on a Constant $ basis. Sales from the Fashion & Home category decreased 12%, or 3% on a Constant $ basis.
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin by 2016. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France.
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $192 before taxes, of which $73 before taxes was recorded in the first half of 2014. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $210 to $220 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $250 to $260 (both before taxes). See Note 10, Restructuring Initiatives to the consolidated financial statements included herein for more information.
In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. As SICAD II represents the rate which better reflects the economics of Avon Venezuela's business activity, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014. At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which represents a devaluation of approximately 88%. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. We recognized an additional negative impact of approximately $18 to operating profit and net income relating to these non-monetary assets in the second quarter of 2014. We expect an additional negative impact of approximately $3 to 2014 operating profit and net income relating to these non-monetary assets. In addition to the negative impact to operating margin, we recorded an after-tax loss of $42 ($54 in other expense, net, and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. See "Segment Review - Latin America" of this MD&A for further discussion of Venezuela.
As previously reported, we have been engaged in settlement negotiations with the United States Department of Justice ("DOJ") and the staff of the United States Securities and Exchange Commission ("SEC") related to their investigations of the Foreign Corrupt Practices Act ("FCPA") and related matters. We have reached an understanding with respect to terms of settlement with

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

each of the DOJ and the staff of the SEC. The Company recorded an additional accrual of $46 during the first quarter of 2014 with respect to these matters, bringing the total liability accrued at June 30, 2014 to $135. See Note 6, Contingencies to the consolidated financial statements included herein for more information.
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
RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluations of Venezuelan currency in March 2014 and February 2013, combined with being designated as a highly inflationary economy ("Venezuelan special items"), 3) the $12 accrual recorded in the second quarter of 2013 for the offer of settlement relating to the FCPA investigations and the additional $46 accrual recorded in the first quarter of 2014 for the potential settlements related to the FCPA investigations ("FCPA accrual"), 4) the settlement charge associated with the U.S. pension plan ("Pension settlement charge"), and 5) costs and charges related to the extinguishment of debt ("Loss on extinguishment of debt"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period.
The Venezuelan special items include the impact on the Consolidated Statements of Income in 2014 and 2013, caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous exchange rate and

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

the revised exchange rate. In the first half of 2014, the Venezuelan special items also include an adjustment of $116 to reflect certain non-monetary assets at their net realizable value. In 2013, the devaluation was as a result of the change in the official exchange rate, which moved from 4.30 to 6.30, and in 2014, the devaluation was caused as a result of moving from the official exchange rate of 6.30 to the SICAD II exchange rate of approximately 50.
The Pension settlement charge includes the impact on the Consolidated Statements of Income in the second quarter of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan. Such payments fully settle our pension plan obligation to those participants who elected to receive such payment.
The Loss on extinguishment of debt includes the impact on the Consolidated Statements of Income in the first quarter of 2013, caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below in "Liquidity and Capital Resources"), as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined below in "Liquidity and Capital Resources").
See Note 10, Restructuring Initiatives, Note 1, Accounting Policies, Note 6, Contingencies, Note 5, Employee Benefit Plans, and Note 14, Debt, to the consolidated financial statements included herein, "Segment Review - Latin America" below, and "Liquidity and Capital Resources" below for more information on these items.
These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	%/Point Change	2014	2013	%/Point Change
Total revenue	$2,188.6	$2,508.9	(13)%	$4,372.2	$4,964.9	(12)%
Cost of sales	810.7	935.4	(13)%	1,766.1	1,860.8	(5)%
Selling, general and administrative expenses	1,284.7	1,371.3	(6)%	2,563.8	2,727.9	(6)%
Operating profit	93.2	202.2	(54)%	42.3	376.2	(89)%
Interest expense	28.7	31.1	(8)%	56.2	60.5	(7)%
Loss on extinguishment of debt	—	13.0	*	—	86.0	*
Interest income	(3.8)	(2.8)	36%	(7.6)	(4.8)	58%
Other expense, net	2.6	15.6	(83)%	69.0	59.9	15%
Income (loss) from continuing operations, net of tax	19.9	84.6	(76)%	(147.3)	73.1	*
Net income (loss) attributable to Avon	$19.0	$31.9	(40)%	$(149.3)	$18.2	*
Diluted earnings (loss) per share from continuing operations	$.04	$.19	(79)%	$(.34)	$.16	*
Diluted earnings (loss) per share attributable to Avon	$.04	$.07	(43)%	$(.34)	$.04	*

Advertising expenses(1)	$46.9	$41.8	12%	$79.2	$87.7	(10)%

Gross margin	63.0%	62.7%	.2	59.6%	62.5%	(2.9)
CTI restructuring	—	—	—	—	—	—
Venezuelan special items	.1	.6	(.5)	2.7	.5	2.2
Adjusted gross margin	63.0%	63.3%	(.3)	62.3%	63.0%	(.7)

Selling, general and administrative expenses as a % of total revenue	58.7%	54.7%	4.0	58.6%	54.9%	3.7
CTI restructuring	(2.3)	(.3)	(2.0)	(1.7)	(.6)	(1.1)
Venezuelan special items	(.7)	(.1)	(.6)	(.4)	(.1)	(.3)
FCPA accrual	—	(.5)	.5	(1.1)	(.2)	(.9)
Pension settlement charge	(1.1)	—	(1.1)	(.5)	—	(.5)
Adjusted selling, general and administrative expenses as a % of total revenue	54.6%	53.8%	.8	55.0%	54.0%	1.0

Operating profit	$93.2	$202.2	(54)%	$42.3	$376.2	(89)%
CTI restructuring	51.2	8.4		73.9	28.7
Venezuelan special items	18.0	16.5		133.7	29.8
FCPA accrual	—	12.0		46.0	12.0
Pension settlement charge	23.5	—		23.5	—
Adjusted operating profit	$185.9	$239.1	(22)%	$319.4	$446.7	(28)%

Operating margin	4.3%	8.1%	(3.8)	1.0%	7.6%	(6.6)
CTI restructuring	2.3	.3	2.0	1.7	.6	1.1
Venezuelan special items	.8	.7	.1	3.1	.6	2.5
FCPA accrual	—	.5	(.5)	1.1	.2	.9
Pension settlement charge	1.1	—	1.1	.5	—	.5
Adjusted operating margin	8.5%	9.5%	(1.0)	7.3%	9.0%	(1.7)

Effective tax rate	69.7%	41.8%	27.9	(95.7)%	58.1%	(153.8)
CTI restructuring	(7.9)	(.1)	(7.8)	(6.8)	(.2)	(6.6)
Venezuelan special items	(15.0)	(4.3)	(10.7)	170.5	(22.6)	193.1
FCPA accrual	—	(2.6)	2.6	(17.2)	(1.7)	(15.5)
Pension settlement charge	(4.1)	—	(4.1)	(6.7)	—	(6.7)
Loss on extinguishment of debt	—	.1	(.1)	—	.7	(.7)
Adjusted effective tax rate	42.7%	34.9%	7.8	44.1%	34.4%	9.7

Change in Active Representatives(2)			(6)%			(5)%
Change in units sold			(6)%			(6)%

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
Three Months Ended June 30, 2014
Revenue
During the three months ended June 30, 2014, revenues declined 13% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue decreased 3%. The decrease in Constant $ revenue was primarily due to a 6% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 6%, while the net impact of price and mix increased 3%.
On a category basis, our net sales and associated growth rates were as follows:

	Three Months Ended June 30,		%/Point Change
	2014	2013	US$	Constant $
Beauty:
Skincare	$662.4	$758.8	(13)%	(5)%
Fragrance	504.0	580.4	(13)	—
Color	395.2	448.3	(12)	(4)
Total Beauty	1,561.6	1,787.5	(13)	(3)
Fashion & Home:
Fashion	359.4	414.7	(13)	(6)
Home	218.8	264.6	(17)	(2)
Total Fashion & Home	578.2	679.3	(15)	(5)
Net sales	$2,139.8	$2,466.8	(13)	(4)
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 380 basis points and 100 basis points, respectively, compared to the same period of 2013. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin increased 20 basis points and decreased 30 basis points, respectively, compared to the same period of 2013. The gross margin comparison benefited from a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as $2 was recognized in the current-year period as compared to $15 in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
The decrease of 30 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of 200 basis points due to the unfavorable impact of foreign exchange, driven by Latin America and Europe, Middle East & Africa;

•	an increase of 90 basis points due to lower supply chain costs largely attributable to productivity initiatives in Latin America; and

•
an increase of 70 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina).

Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 400 basis points and 80 basis points, respectively, compared to the same period of 2013, negatively impacted

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

by a higher amount of CTI restructuring as compared to the prior-year period. Additionally, in the current-year period, selling, general and administrative expenses as a percentage of revenue was negatively impacted by the $24 settlement charge recorded in the second quarter of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan, and $16 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation. In the prior-year period, selling, general and administrative expenses as a percentage of revenue was negatively impacted by the $12 accrual recorded for the offer of settlement relating to the FCPA investigations, and $2 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation.
The increase of 80 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of 100 basis points from foreign exchange;

•	an increase of 70 basis points due to the net impact of declining revenue with respect to our fixed expenses; and

•	an increase of 40 basis points from higher advertising costs, primarily in Latin America and Asia Pacific, partially offset by reduced spend in North America.
These items were partially offset by the following:

•	a decrease of 60 basis points from lower expenses related to our Service Model Transformation ("SMT") project;

•	a decrease of 30 basis points from lower professional and related fees associated with the FCPA investigations and compliance reviews; and

•	various other insignificant items that benefited selling, general and administrative expenses and Adjusted selling, general and administrative expenses as a percentage of revenue.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense decreased by 8% compared to the prior-year period, primarily due to lower outstanding debt balances partially offset by higher average interest rates.
Loss on extinguishment of debt in the second quarter of 2013 is comprised of $13 for the make-whole premium and the write-off of debt issuance costs, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of our 2014 Notes (as defined below in "Liquidity and Capital Resources"). Refer to Note 14, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income increased by approximately $1 compared to the prior-year period, primarily due to higher average interest rates partially offset by lower average cash balances.
Other expense, net, decreased 83% compared to the prior-year period, primarily due to lower foreign exchange losses. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
Effective Tax Rate
The effective tax rate was 69.7% compared to 41.8% in the prior-year period. The effective tax rate in 2014 and 2013 was impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2013 was also negatively impacted by a $12 accrual for the offer of settlement relating to the FCPA investigations. The Adjusted effective tax rate was 42.7% for the second quarter of 2014 compared to 34.9% in the prior-year period. The higher 2014 Adjusted effective tax rate is primarily due to an adjustment to the carrying value of our state deferred tax balances due to changes in the expected tax rate, an out-of-period adjustment and the country mix of earnings. The out-of-period adjustment was to correct our deferred taxes associated with a branch operation and had an unfavorable impact on the Adjusted effective tax rate of 5.0 points.
In the event future performance does not improve in certain countries or we are not able to implement possible tax planning strategies, a change in our judgment with respect to the realizability of deferred tax assets may result in non-cash charges within income taxes.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2014
Revenue
During the six months ended June 30, 2014, revenues declined 12% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue decreased 3%. The decrease in Constant $ revenue was primarily due to a 5% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 6%, while the net impact of price and mix increased 3%.
On a category basis, our net sales and revenue growth rates were as follows:

	Six Months Ended June 30,		%/Point Change
	2014	2013	US$	Constant $
Beauty:
Skincare	$1,307.3	$1,508.5	(13)%	(6)%
Fragrance	1,017.2	1,143.8	(11)	1
Color	796.4	903.4	(12)	(4)
Total Beauty	3,120.9	3,555.7	(12)	(4)
Fashion & Home:
Fashion	703.8	819.6	(14)	(8)
Home	456.8	498.6	(8)	5
Total Fashion & Home	1,160.6	1,318.2	(12)	(3)
Net sales	$4,281.5	$4,873.9	(12)	(3)
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 660 basis points and 170 basis points, respectively, compared to the same period of 2013. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 290 basis points and 70 basis points, respectively, compared to the same period of 2013. The decrease in gross margin was largely due to an adjustment of $116 associated with our Venezuela operations to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela. Partially offsetting the decrease in gross margin was a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as $2 was recognized in the current-year period as compared to $25 in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation.
The decrease of 70 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of 190 basis points due to the unfavorable impact of foreign exchange, driven by Latin America and Europe, Middle East & Africa;

•	an increase of 60 basis points due to lower supply chain costs largely attributable to productivity initiatives in Latin America; and

•
an increase of 40 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina).

Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 370 basis points and 100 basis points, respectively, compared to the same period of 2013, negatively impacted by a higher amount of CTI restructuring as compared to the prior-year period. Additionally, in the current-year period, selling, general and administrative expenses as a percentage of revenue was negatively impacted by the additional $46 accrual recorded in the first quarter of 2014 for the potential settlements related to the FCPA investigations, the $24 settlement charge

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

recorded in the second quarter of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan, and $16 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation. In the prior-year period, selling, general and administrative expenses as a percentage of revenue was negatively impacted by the $12 accrual recorded in the second quarter of 2013 for the offer of settlement relating to the FCPA investigations, and $5 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation.
The increase of 100 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of 100 basis points from foreign exchange;

•	an increase of 70 basis points due to the net impact of declining revenue with respect to our fixed expenses; and

•	an increase of 30 basis points from higher transportation expenses, driven by inflationary pressures in Latin America.
These items were partially offset by the following:

•	a decrease of 30 basis points from lower field spend, primarily in Latin America driven by Brazil;

•	a decrease of 30 basis points from lower expenses related to our SMT project; and

•	a decrease of 30 basis points from lower professional and related fees associated with the FCPA investigations and compliance reviews.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense decreased by 7% compared to the prior-year period, primarily due to lower outstanding debt balances partially offset by higher average interest rates.
Loss on extinguishment of debt in the first half of 2013 is comprised of $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below in "Liquidity and Capital Resources") and $2 for the write-off of debt issuance costs associated with the early repayment of the $380 of outstanding principal amount of the term loan agreement (as defined below in "Liquidity and Capital Resources"), which occurred in the first quarter of 2013. In addition, in the second quarter of 2013, we recorded a loss on extinguishment of debt of $13 for the make-whole premium and the write-off of debt issuance costs, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of our 2014 Notes (as defined below in "Liquidity and Capital Resources"). Refer to Note 14, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income increased by approximately $3 compared to the prior-year period, primarily due to higher average interest rates partially offset by lower average cash balances.
Other expense, net, increased 15% compared to the prior-year period, primarily due to a more significant impact, $54 in 2014 as compared to $34 in 2013, from the devaluations of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. The unfavorable impact from the Venezuelan currency was partially offset by lower foreign exchange losses. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
Effective Tax Rate
The effective tax rate was (95.7)% compared to 58.1% in the prior-year period. The effective tax rate in 2014 and 2013 was impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2014 was also negatively impacted by the additional $46 accrual recorded in the first quarter of 2014 for the potential settlements related to the FCPA investigations as a portion of the potential settlements is not deductible and there is uncertainty surrounding our ability to deduct the remaining portion. The effective tax rate in 2013 was also negatively impacted by a $12 accrual recorded in the second quarter of 2013 for the offer of settlement relating to the FCPA investigations. The Adjusted effective tax rate was 44.1% for the first half of 2014 compared to 34.4% in the prior-year period. The higher 2014 Adjusted effective tax rate is primarily due to an adjustment to the carrying value of our state deferred tax balances due to changes in the expected tax rate, valuation allowances for deferred taxes, including the impact of legislative changes, an out-of-period adjustment recorded in the second quarter of 2014 and the country mix of earnings. The out-of-period adjustment had an unfavorable impact on the Adjusted effective tax rate of 3.1 points.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment Review
Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2014	2013	US$	Constant $	2014	2013	US$	Constant $
Total revenue	$1,053.8	$1,252.1	(16)%	1%	$2,120.5	$2,396.5	(12)%	4%
Operating profit	98.0	147.8	(34)%	(15)%	54.6	249.2	(78)%	(19)%
CTI restructuring	2.9	3.9			17.8	2.1
Venezuelan special items	18.0	16.5			133.7	29.8
Adjusted operating profit	$118.9	$168.3	(29)%	(16)%	$206.1	$281.1	(27)%	(12)%

Operating margin	9.3%	11.8%	(2.5)	(2.0)	2.6%	10.4%	(7.8)	(2.4)
CTI restructuring	.3	.3			.8	.1
Venezuelan special items	1.7	1.3			6.3	1.2
Adjusted operating margin	11.3%	13.4%	(2.1)	(2.2)	9.7%	11.7%	(2.0)	(1.8)

Change in Active Representatives(1)				(6)%				(4)%
Change in units sold				(3)%				(2)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2014
Total revenue decreased 16% compared to the prior-year period due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue increased 1%. The region's revenue growth was favorably impacted by approximately 1 point as a result of the recognition of Value Added Tax ("VAT") credits of $11 in Brazil in the second quarter of 2014. In addition, higher average order was offset by a decrease in Active Representatives. Revenue in Venezuela and Mexico declined 84% and 16%, respectively, which were unfavorably impacted by foreign exchange, and Constant $ revenue in Venezuela and Mexico increased 31% and declined 12%, respectively. Revenue in Brazil declined 5%, which was unfavorably impacted by foreign exchange, and Constant $ revenue in Brazil increased 3%, favorably impacted by approximately 2 points as a result of the recognition of the VAT credits.
Effective February 13, 2013, the official exchange rate in Venezuela moved from 4.30 (Venezuelan Bolívares to U.S. dollars) to 6.30, a devaluation of 32%. In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. Effective March 31, 2014, we began to utilize the SICAD II exchange rate, which was approximately 50, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate of 6.30 that we used previously.
In 2014, our Constant $ revenue growth and Constant $ operating profit growth will not be impacted by the use of the SICAD II exchange rate as we apply the exchange rate of 6.30 to current and prior periods for our Venezuela operations in order to determine Constant $ growth. If we were to use an exchange rate of 50 (which is a rate more reflective of the SICAD II rate) for our Venezuela operations for the three months ended June 30, 2014, the region's Constant $ revenue would have been a decline of 2% from the prior-year period, the region's Constant $ Adjusted operating margin decrease would have been 1.9 points, and Avon's consolidated Constant $ revenue decline would have been 5%. As we update our Constant $ rates on an annual basis, we will report the effects of the use of the SICAD II exchange rate on our Constant $ financial performance beginning with our 2015 results. See below for further discussion regarding the impact of the Venezuelan currency devaluation.
Constant $ revenue in Brazil was favorably impacted by approximately 2 points due to the benefit associated with a change in estimate of expected recoveries of VAT credits recognized in the second quarter of 2014. As the tax credits are associated with VAT, which is recorded as a reduction to revenue, the benefit from these VAT credits is recognized as revenue. Brazil's Constant $ revenue was pressured by weaker service levels as a result of demand forecasting issues related to new products, and disruption from the World Cup. On a Constant $ basis, Brazil’s sales from Beauty products was relatively unchanged, and sales from Fashion & Home products increased 2%. As we continue to analyze indirect taxes, including VAT, in Brazil, we may recognize additional adjustments.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Mexico's Constant $ revenue decline was primarily due to a decrease in Active Representatives, including the impact of the timing of the Easter holiday which benefited the prior-year period. Constant $ revenue growth in Venezuela was primarily due to higher average order, which benefited from the inflationary impact on pricing that was partially offset by a decrease in units sold. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by .4 points as compared to the prior-year period due to a larger impact in 2014 of the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin was relatively unchanged as compared to the prior-year period from CTI restructuring. Adjusted operating margin decreased 2.1 points, or 2.2 points on a Constant $ basis, primarily as a result of:

•
a decline of 1.1 points due to lower gross margin caused primarily by 3.3 points from foreign exchange, primarily in Venezuela. The negative impact of foreign exchange was partially offset by 1.3 points from the favorable net impact of mix and pricing and .9 points from lower supply chain costs. Benefits from pricing include the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina), and lower supply chain costs was primarily attributable to productivity initiatives;

•	a decline of .7 points from higher transportation expenses, driven by inflation in Venezuela and Argentina and other cost pressures in the region;

•	a decline of .4 points from higher administrative expenses, driven by inflationary costs;

•	a decline of .4 points from higher advertising spend, primarily in Brazil; and

•	a benefit of .8 points associated with the VAT credits in Brazil recognized in the second quarter of 2014, discussed above.
Six Months Ended June 30, 2014
Total revenue decreased 12% compared to the prior-year period due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 4%. The region's revenue growth was favorably impacted by approximately 1 point due to the net impact of certain tax benefits in Brazil. In addition, higher average order was offset by a decrease in Active Representatives. Average order benefited from pricing, including inflationary impacts, primarily in Venezuela. Revenue in Venezuela and Mexico declined 25% and 14%, respectively, which were unfavorably impacted by foreign exchange, and Constant $ revenue in Venezuela and Mexico increased 42% and declined 10%, respectively. Revenue in Brazil declined 7%, which was unfavorably impacted by foreign exchange, and Constant $ revenue in Brazil increased 4%, favorably impacted by approximately 1 point as a result of the net impact of certain tax benefits.
If we were to use an exchange rate of 50 (which is a rate more reflective of the SICAD II rate) for our Venezuela operations for the six months ended June 30, 2014, the region's Constant $ revenue would be relatively unchanged, the region's Constant $ Adjusted operating margin decrease would have been 1.9 points, and Avon's consolidated Constant $ revenue decline would have been 5%. See below for further discussion regarding the impact of the Venezuelan currency devaluation.
Brazil's Constant $ revenue was impacted by approximately 1 point due to the net benefit of larger tax credits recognized in 2014 as compared to the benefit recognized in the first quarter of 2013. Of the VAT credits recognized in 2014, approximately $9 was an out-of-period adjustment that was recorded in the first quarter of 2014. Brazil's Constant $ revenue growth was primarily driven by higher average order. On a Constant $ basis, Brazil’s sales from Beauty products increased 2%, and sales from Fashion & Home products increased 6%.
Mexico's Constant $ revenue decline was primarily due to a decrease in Active Representatives. Constant $ revenue growth in Venezuela was primarily due to higher average order, which benefited from the inflationary impact on pricing that was partially offset by a decrease in units sold. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 5.1 points as compared to the prior-year period due to a larger impact in 2014 of the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin was also negatively impacted by .7 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 2.0 points, or 1.8 points on a Constant $ basis, primarily as a result of:

•
a decline of .9 points due to lower gross margin caused primarily by 2.2 points from foreign exchange, primarily in Venezuela. The negative impact of foreign exchange was partially offset by .7 points from the favorable net impact of mix and pricing and .6 points from lower supply chain costs. Benefits from pricing include the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina), on inventory acquired in advance of such inflation;

•	a decline of .5 points from higher administrative expenses, driven by inflationary costs;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decline of .6 points from higher transportation expenses, driven by inflation in Venezuela and Argentina and other cost pressures in the region;

•	a benefit of .5 points from lower field spend, primarily in Brazil; and

•	a benefit of .4 points associated with the VAT credits in Brazil recognized in the second quarter of 2014, discussed above.
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
With respect to our 2013 results, effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of 32%. As a result of the change in the official rate to 6.30, we recorded an after-tax loss of $51 ($34 in other expense, net, and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at the historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs impacted the income statement during 2013 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their U.S. historic dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, the first half of 2013 operating profit and net income were negatively impacted by $30, due to the difference between the historical U.S. dollar cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. Results for periods prior to 2013 were not impacted by the change in the official rate in February 2013.
In March 2013, the government announced a foreign exchange system ("SICAD I") that increased government control over the allocation of U.S. dollars in the country. In January 2014, the government expanded SICAD I to include certain types of transactions, including dividends and royalties. The availability of U.S. dollars under the SICAD I market for Avon has been limited to-date. The SICAD I rate was 10.60 at June 30, 2014.
In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. The Venezuelan government has indicated that all companies incorporated or domiciled in Venezuela in all sectors will be allowed to obtain U.S. dollars through the SICAD II market. The exchange rates established through the SICAD II market fluctuate daily and have been significantly higher than both the official rate and SICAD I rates. While there are multiple legal mechanisms in Venezuela to exchange currency, not all exchange mechanisms and rates are available to all entities. In April 2014, we began to access the SICAD II market and have been able to obtain only limited U.S. dollars. While liquidity may be limited through the SICAD II market, in comparison to the other available exchange rates, it represents the rate which better reflects the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014.
At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which caused the recognition of a devaluation of approximately 88%. As a result of our change to the SICAD II rate, we recorded an after-tax loss of $42 ($54 in other expense, net, and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. At June 30, 2014, the SICAD II exchange rate was approximately 50.
Additionally, certain non-monetary assets are carried at their historical U.S. dollar cost subsequent to the devaluation. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. We recognized an additional negative impact of approximately $18 to operating profit and net income relating to these non-monetary assets in the second quarter of 2014. We expect an additional negative impact of approximately $3 to 2014 operating profit and net income relating to these non-monetary assets. In addition, at March 31, 2014, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

were recoverable, and determined that they were. As such, no impairment of Avon Venezuela's long-lived assets was required; however, further devaluations or regulatory actions may impair the carrying value of Avon Venezuela's long-lived assets, which was approximately $105 at June 30, 2014.
At June 30, 2014, we had a net asset position of $110 associated with our operations in Venezuela, which included cash balances of $6, of which approximately $5 was denominated in Bolívares remeasured at the June 30, 2014 SICAD II rate. Of the $110 net asset position, a net liability of approximately $3 was associated with Bolívar-denominated monetary net assets. During the first six months of 2014, Avon Venezuela (using the 6.30 exchange rate for the first quarter and the SICAD II rate beginning in the second quarter) represented approximately 4% of Avon’s consolidated revenue and 5% of Avon’s consolidated Adjusted operating profit. If we had remeasured Avon Venezuela's income statement at the SICAD II rate of approximately 50 for the entire six months ended June 30, 2014, Avon Venezuela would have represented approximately 1% of Avon's consolidated revenue and 1% of Avon's consolidated Adjusted operating profit.
Because the rate in the SICAD II market will vary throughout the year, there also will be ongoing impacts primarily related to the remeasurement of Avon Venezuela's financial statements. If the SICAD II rate was further devalued by 15% as of June 30, 2014, or from the rate of approximately 50 to a rate of approximately 60 Bolívares to the U.S. dollar, Avon's prospective consolidated results would likely not be materially impacted. Avon's consolidated Adjusted operating profit during the first twelve months following the devaluation, in this example, would likely be negatively impacted by approximately 1%. The larger negative impact on operating profit during the first twelve months as compared to the prospective impact is caused by costs of non-monetary assets being carried at historical dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
In 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin. During the first half of 2014, this law did not have a significant effect on Avon Venezuela's results; however, it is uncertain how this new law may be interpreted and enforced in the future.
Argentina Discussion
In late 2011, the Argentine government introduced restrictive currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At June 30, 2014, we had a net asset position of $83 associated with our operations in Argentina. During the first six months of 2014, Avon Argentina represented approximately 4% of Avon’s consolidated revenue and 6% of Avon’s consolidated Adjusted operating profit.
To illustrate our sensitivity to potential future changes in the exchange rate in Argentina, if the exchange rate was devalued by approximately 50% from the average exchange rate of Argentina's first half of 2014 results, and using the first half of 2014 results, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 2% and annualized consolidated operating profit would likely be negatively impacted by approximately 4% prospectively. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
As of June 30, 2014, we did not account for Argentina as a highly inflationary economy. As a result, any potential devaluation would not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2014	2013	US$	Constant $	2014	2013	US$	Constant $
Total revenue	$658.1	$678.4	(3)%	—%	$1,312.9	$1,411.5	(7)%	(3)%
Operating profit	76.8	104.1	(26)%	(22)%	144.2	215.5	(33)%	(28)%
CTI restructuring	15.4	3.7			17.6	12.9
Adjusted operating profit	$92.2	$107.7	(14)%	(11)%	$161.8	$228.4	(29)%	(25)%

Operating margin	11.7%	15.3%	(3.6)	(3.4)	11.0%	15.3%	(4.3)	(3.9)
CTI restructuring	2.3	.5			1.3	.9
Adjusted operating margin	14.0%	15.9%	(1.9)	(1.7)	12.3%	16.2%	(3.9)	(3.6)

Change in Active Representatives(1)				(1)%				(3)%
Change in units sold				—%				(3)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2014
Total revenue decreased 3% compared to the prior-year period, due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue was relatively unchanged. The region's Constant $ revenue was negatively impacted by approximately 1 point as a result of the closure of the France business. The region's Constant $ revenue was favorably impacted by higher average order, but was partially offset by a decrease in Active Representatives. Constant $ revenue growth in South Africa was substantially offset by a decline in Russia.
In Russia, revenue declined 13%, or 4% on a Constant $ basis, primarily due to a decrease in Active Representatives, partially offset by higher average order. Russia continued to be negatively impacted by a difficult economy, including the impact of geopolitical uncertainties. In the United Kingdom, revenue increased 11%, which was favorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue increased 1%, primarily due to higher average order, partially offset by a decrease in Active Representatives. In Turkey, revenue declined 13%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue was relatively unchanged, as an increase in Active Representatives was offset by lower average order. In South Africa, revenue declined 2%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 9%, primarily due to higher average order.
Operating margin was negatively impacted by 1.8 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 1.9 points, or 1.7 points on a Constant $ basis, primarily as a result of:

•
a decline of .7 points due to lower gross margin caused primarily by an estimated 2 points from foreign exchange, partially offset by .7 points from lower logistics costs and .4 points from lower obsolescence expense;

•	a decline of .5 points primarily due to higher fixed expenses; and

•
a decline of .3 points due to the net impact of items recognized in the prior-year period that did not recur in the current-year period. Due to the freeze of the United Kingdom pension plan, a curtailment gain benefited the prior-year period operating margin by 1.2 points. This was partially offset by an impairment of a facility in the United Kingdom that negatively impacted the prior-year period operating margin by .9 points.

Six Months Ended June 30, 2014
Total revenue decreased 7% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 3% primarily due to a decrease in Active Representatives. The region’s Constant $ revenue decline was primarily impacted by a decline in Russia.
In Russia, revenue declined 19%, or 8% on a Constant $ basis, primarily due to a decrease in Active Representatives. Russia was negatively impacted by a difficult economy, including the impact of geopolitical uncertainties. In the United Kingdom, revenue increased 6%, which was favorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

revenue declined 2%, primarily due to a decrease in Active Representatives, partially offset by higher average order. In Turkey, revenue declined 18%, or 2% on a Constant $ basis, primarily due to lower average order that was partially offset by an increase in Active Representatives. In South Africa, revenue declined 9%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 5%, primarily due to an increase in Active Representatives. The results of South Africa were negatively impacted by a postal strike during the first quarter of 2014.
Operating margin was negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 3.9 points, or 3.6 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.2 points due to lower gross margin caused primarily by an estimated 3 points from foreign exchange, partially offset by .5 points from lower logistics costs and .5 points from lower overhead costs which were attributable to increased productivity;

•	a decline of 1.2 points primarily due to the net impact of a decline in revenue with respect to our fixed expenses; and

•
a decline of .1 point due to the net impact of items recognized in the prior-year period that did not recur in the current-year period. Due to the freeze of the United Kingdom pension plan, a curtailment gain benefited the prior-year period operating margin by .6 points. This was partially offset by an impairment of a facility in the United Kingdom that negatively impacted the prior-year period operating margin by .5 points.

North America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2014	2013	US$	Constant $	2014	2013	US$	Constant $
Total revenue	$304.1	$380.3	(20)%	(20)%	$599.8	$758.8	(21)%	(20)%
Operating loss	(27.3)	(11.5)	*	*	(35.8)	(20.8)	(72)%	(71)%
CTI restructuring	10.0	5.3			15.6	11.1
Pension settlement charge	17.4	—			17.4	—
Adjusted operating profit (loss)	$.1	$(6.2)	*	*	$(2.8)	$(9.7)	71%	70%

Operating margin	(9.0)%	(3.0)%	(6.0)	(5.9)	(6.0)%	(2.7)%	(3.3)	(3.2)
CTI restructuring	3.3	1.4			2.6	1.5
Pension settlement charge	5.7	—			2.9	—
Adjusted operating margin	—%	(1.6)%	1.6	1.6	(.5)%	(1.3)%	.8	.8

Change in Active Representatives(1)				(19)%				(18)%
Change in units sold				(29)%				(27)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2014
Total revenue decreased 20% on both a reported and Constant $ basis compared to the prior-year period, primarily due to a decrease in Active Representatives. Active Representatives continued to be negatively impacted by recruitment challenges. Sales from Beauty products declined 21%, or 20% on a Constant $ basis. Sales from Fashion & Home products declined 19% on both a reported and Constant $ basis. In addition, we believe units continued to be negatively impacted by the decreased depth and frequency of discounting.
Operating margin was negatively impacted by 5.7 points from a settlement charge associated with the U.S. pension plan as discussed in more detail below. Operating margin was negatively impacted by 1.9 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 1.6 points on both a reported and Constant $ basis, primarily as a result of:

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
a benefit of 1.9 points due to higher gross margin caused primarily by 1.4 points from the favorable net impact of mix and pricing and .8 points from lower supply chain costs. Pricing was favorably impacted by the decreased depth and frequency of discounting;

•	a benefit of 1.1 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives;

•	a benefit of 1.0 point due to reduced advertising spend, which was primarily attributable to a shift towards more cost effective recruitment strategies;

•	a benefit of .5 points due to lower bad debt expense;

•
a decline of 3.1 points due to the net impact of declining revenue with respect to our fixed expenses, partially offset by lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, and reduced field spending;

•	a decline of .5 points with respect to transportation expenses, due to the net impact of declining revenue and increased costs per unit as a result of lower volume; and

•	various other insignificant items that benefited operating margin and Adjusted operating margin.
We continue to expect weak financial results within North America as we address continued deterioration in the business. We are focused on restoring field health, improving our brochure and creating a sustainable cost base which may include additional restructuring actions.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. This settlement charge was allocated between Global Expenses and the operating results of North America.
Six Months Ended June 30, 2014
Total revenue decreased 21% compared to the prior-year period, or 20% on a Constant $ basis, primarily due to a decrease in Active Representatives. Active Representatives continued to be negatively impacted by recruitment challenges. Sales from Beauty products declined 21% on both a reported and Constant $ basis. Sales from Fashion & Home products declined 20% on both a reported and Constant $ basis. In addition, we believe units were negatively impacted by the decreased depth and frequency of discounting.
Operating margin was negatively impacted by 2.9 points from a settlement charge associated with the U.S. pension plan as discussed in more detail above. Operating margin was negatively impacted by 1.1 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased .8 points on both a reported and Constant $ basis, primarily as a result of:

•
a benefit of 1.8 points due to higher gross margin caused primarily by 1.3 points from the favorable net impact of mix and pricing and 1.0 point from lower supply chain costs. Pricing was favorably impacted by the decreased depth and frequency of discounting;

•	a benefit of 1.4 points due to reduced advertising spend, which was primarily attributable to a shift towards more cost effective recruitment strategies;

•	a benefit of .8 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives;

•	a benefit of .6 points due to lower Representative and sales leader investment primarily due to lower commissions and reduced appointments of new Representatives;

•
a decline of 3.5 points due to the net impact of declining revenue with respect to our fixed expenses, partially offset by lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, and reduced field spending;

•	a decline of .8 points with respect to transportation expenses, due to the net impact of declining revenue and increased costs per unit as a result of lower volume; and

•	various other insignificant items that benefited operating margin and Adjusted operating margin.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2014	2013	US$	Constant $	2014	2013	US$	Constant $
Total revenue	$172.6	$198.1	(13)%	(9)%	$339.0	$398.1	(15)%	(10)%
Operating (loss) profit	(1.1)	16.4	*	*	6.6	27.5	(76)%	(69)%
CTI restructuring	2.6	(3.9)			2.9	.9
Adjusted operating profit	$1.5	$12.5	(88)%	(84)%	$9.5	$28.4	(67)%	(59)%

Operating margin	(.6)%	8.3%	(8.9)	(8.4)	1.9%	6.9%	(5.0)	(4.3)
CTI restructuring	1.5	(2.0)			.9	.2
Adjusted operating margin	.9%	6.3%	(5.4)	(5.0)	2.8%	7.1%	(4.3)	(3.7)

Change in Active Representatives(1)				(8)%				(8)%
Change in units sold				(5)%				(8)%
(1) Excludes China. See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2014
Total revenue decreased 13% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 9% due to declines in most markets. Constant $ revenue was impacted by a decrease in Active Representatives. Revenue in the Philippines declined 4%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, revenue in the Philippines increased 1% as higher average order was partially offset by a decrease in Active Representatives. Revenue in China declined 31%, or 30% on a Constant $ basis, primarily due to a decline in the number of beauty boutiques, which negatively impacted unit sales.
Operating margin was negatively impacted by 3.5 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 5.4 points, or 5.0 points on a Constant $ basis, primarily as a result of:

•	a decline of 2.5 points due to the impact of declining revenue with respect to our fixed expenses;

•
a decline of 2.3 points due to lower gross margin caused primarily by 1.0 point from foreign exchange and 1.0 point from the unfavorable net impact of pricing and mix primarily driven by the Philippines;

•	a decline of 1.8 points due to higher advertising spend; and

•	a benefit of 2.1 points from lower bad debt expense as the 2013 results included an adjustment associated with prior periods in the Philippines.
Asia Pacific overall remains challenging and we expect weak financial results in the near-term.
Six Months Ended June 30, 2014
Total revenue decreased 15% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 10% due to declines in most markets, most significantly by continued declines in China. Constant $ revenue was also impacted by a decrease in Active Representatives, partially offset by higher average order, in most other Asia Pacific markets. Revenue in the Philippines declined 7%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, revenue in the Philippines was relatively unchanged, as higher average order was offset by a decrease in Active Representatives. Revenue in China declined 36%, on both a reported and Constant $ basis, primarily due to a decline in the number of beauty boutiques, which negatively impacted unit sales.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Operating margin was negatively impacted by .7 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 4.3 points, or 3.7 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.3 points due to lower gross margin caused primarily by .8 points from foreign exchange, .8 points from the unfavorable net impact of pricing and mix primarily driven by the Philippines, and .7 points from higher supply chain costs. Higher supply chain costs was driven by higher overhead costs primarily due to the impact of lower unit volume;

•
the unfavorable impact of lower revenue on fixed costs was partially offset by benefits from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative, resulting in a net negative impact on Adjusted operating margin of approximately 1.5 points;

•	a decline of 1.2 points due to higher advertising spend; and

•	a benefit of 1.2 points from lower bad debt expense as the 2013 results included an adjustment associated with prior periods in the Philippines.
Global Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Total global expenses	$157.8	$163.3	(3)%	$339.0	$304.0	12%
CTI restructuring	20.3	(.6)		20.0	1.7
FCPA accrual	—	12.0		46.0	12.0
Pension settlement charge	6.1	—		6.1	—
Adjusted total global expenses	$131.4	$151.9	(13)%	$266.9	$290.3	(8)%
Allocated to segments	(104.6)	(108.7)	(4)%	(211.7)	(208.8)	1%
Adjusted net global expenses	$26.8	$43.2	(38)%	$55.2	$81.5	(32)%

Net global expenses(1)	$53.2	$54.6	(3)%	$127.3	$95.2	34%
(1) Net global expenses represents total global expenses less amounts allocated to segments.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2014
As compared to the prior-year period, total global expenses were negatively impacted by higher CTI restructuring and a settlement charge associated with the U.S. pension plan, partially offset by a $12 accrual in the second quarter of 2013 for the offer of settlement relating to the FCPA investigations. As a result of the payments made to former employees who are vested and participate in the U.S. pension plan, in the second quarter of 2014, we recorded a settlement charge of $23.5. This settlement charge was allocated between Global Expenses and the operating results of North America. See "Segment Review - North America" in this MD&A for a further discussion of the settlement charge.
Adjusted total global expenses decreased compared to the prior-year period primarily due to lower expenses related to our SMT project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013, and lower professional and related fees associated with the FCPA investigations and compliance reviews. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements included herein, amounted to approximately $2 in the three months ended June 30, 2014, as compared to approximately $9 in the prior-year period. These fees were not allocated to the segments. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. In addition, if the currently contemplated settlements are approved, we will incur ongoing costs related to the compliance monitor and self-monitoring and reporting obligations.
Six Months Ended June 30, 2014
As compared to the prior-year period, total global expenses were negatively impacted by the additional $46 accrual recorded in the first quarter of 2014 for the potential settlements related to the FCPA investigations, higher CTI restructuring and a settlement charge associated with the U.S. pension plan.
Adjusted total global expenses decreased compared to the prior-year period primarily due to lower expenses related to our SMT project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013,

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

and lower professional and related fees associated with the FCPA investigations and compliance reviews. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements included herein, amounted to approximately $5 in the six months ended June 30, 2014, as compared to approximately $16 in the prior-year period. These fees were not allocated to the segments. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. In addition, if the currently contemplated settlements are approved, we will incur ongoing costs related to the compliance monitor and self-monitoring and reporting obligations.
With respect to the global expenses discussion above, for the three and six months ended June 30, 2014, please see "Risk Factors - We are engaged in ongoing settlement discussions with the DOJ and the staff of the SEC related to their investigations of FCPA and related matters. Although we have now reached an understanding with respect to terms of settlement with each of the DOJ and the staff of the SEC, there can be no assurance that our efforts to finalize such settlements will be successful or, if they are, what the timing of any such settlements would be or whether the required authorizations and approvals of such settlements will be received" contained in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, and Note 6, Contingencies, to the consolidated financial statements included herein, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, borrowings under lines of credit, public offerings of notes, bank financings, issuance of commercial paper and a private placement. At June 30, 2014, we had cash and cash equivalents totaling $778, which includes cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $5 when translated at the SICAD II exchange rate at June 30, 2014. For more information with respect to currency restrictions and the currency devaluations, see "Segment Review - Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" contained in our 2013 Form 10-K.
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
Cash Flows
Net Cash (Used) Provided by Continuing Operating Activities
During the first six months of 2014, continuing operating activities used $7 of cash as compared to net cash provided by operating activities of $70 during the first six months of 2013. Operating cash flow during the first six months of 2014 was unfavorably impacted by lower cash-related earnings, the timing of advances for inventory imports for Venezuela and higher payments for employee incentive compensation. These unfavorable impacts to the year-over-year comparison of cash from operating activities were partially offset by payments for the make-whole premiums of approximately $90 in connection with the prepayment of debt in 2013 that did not recur in 2014, lower payments for restructuring in the first six months of 2014 and the timing of inventory purchases.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first six months of 2014 was $21 lower than during the first six months of 2013 primarily due to lower capital expenditures, partially offset by the sale of the Springdale, Ohio manufacturing facility which occurred in the first quarter of 2013. Lower capital expenditures was driven by the decision to halt the further roll-out of SMT beyond Canada in the fourth quarter of 2013.
Net Cash Used by Continuing Financing Activities
Net cash used by continuing financing activities was $142 during the first six months of 2014 compared to $242 during the first six months of 2013. This was primarily due to the significant financing transactions in the first half of 2013, partially offset by the repayment of the remaining $53 outstanding principal amount of the term loan agreement (as defined below) in the second quarter of 2014. The first half of 2013 transactions included the prepayment of $535 principal amount of the Private Notes (as defined below), the prepayment of $500 principal amount of the 2014 Notes (as defined below), the repayment of $380 of the outstanding principal amount of the term loan agreement (as defined below), the scheduled repayment of $250 principal amount of the 4.80% Notes, due March 1, 2013, and the scheduled repayment of $125 principal amount of the 4.625% Notes, due May 15, 2013, which were partially offset by the proceeds of $1.5 billion related to issuance of the Notes (as defined below) and proceeds of $88 related to the termination of interest-rate swap agreements designated as fair value hedges. See Note 14, Debt and Note 13, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein for more information.
We have maintained a dividend of $.06 per share for the first and second quarters of 2014, which was equivalent to our quarterly dividends in 2013.

Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. As discussed below under "Commercial Paper Program," the $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding (which was $0 at June 30, 2014). Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of June 30, 2014, there were no amounts outstanding under the revolving credit facility.
Public Notes
On April 15, 2013, we prepaid the 5.625% Notes, due March 1, 2014 (the "2014 Notes") at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 13, Derivative Instruments and Hedging Activities for further details. In addition, the $250.0 principal amount of our 4.80% Notes due March 1, 2013 and the $125.0 principal amount of our 4.625% Notes due May 15, 2013 were repaid in full at maturity.
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes (as defined below) and 2014 Notes (plus make-whole premium and accrued interest), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. At March 31, 2014, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018, $250.0 principal amount of our 4.20% Notes due July 15, 2018 and $350.0 principal amount of our 6.50% Notes due March 1, 2019.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Debt Covenants
The revolving credit facility contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The revolving credit facility also contains covenants that limit our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the revolving credit facility contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.75:1 at the end of the fiscal quarters ended June 30, 2014 and September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the revolving credit facility) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the revolving credit facility) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the revolving credit facility allows us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the revolving credit facility; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. We were in compliance with our interest coverage and leverage ratios under the revolving credit facility for the four fiscal quarters ended June 30, 2014. As of June 30, 2014, and based on then applicable interest rates, approximately $940 of the $1 billion revolving credit facility could have been drawn down without violating any covenant.
The indentures governing our outstanding notes described under the caption “Public Notes” above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase our 5.75% Notes due March 1, 2018, our 6.50% Notes due March 1, 2019 and each series of the Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings.
Term Loan Agreement
On June 29, 2012, we entered into a $500.0 term loan agreement (the “term loan agreement”). Subsequently on August 2, 2012, we borrowed an incremental $50.0 of principal from subscriptions by new lenders under the term loan agreement. Borrowings under the term loan agreement bore interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings.
In March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes, which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. On June 30, 2014, we paid the $52.5 remaining outstanding principal balance under the term loan agreement, of which $39.4 was not yet due, without prepayment penalties. Amounts associated with the term loan agreement may not be reborrowed.
Private Notes
On March 29, 2013, we prepaid the $535.0 senior notes issued in 2010 in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Private Notes"). In connection with the prepayment of our Private Notes, we incurred a loss on extinguishment of debt of $71.4 in the first quarter of 2013, which included a make-whole premium of $68.0 and the write-off of $3.4 of debt issuance costs related to the Private Notes.
Commercial Paper Program
We also maintain a $1 billion commercial paper program, which is supported by the revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under federal and state securities laws, for a cumulative face amount not to exceed $1 billion

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

outstanding at any one time and with maturities not exceeding 270 days from the date of issue. The commercial paper short-term notes issued under the program are not redeemable prior to maturity and are not subject to voluntary prepayment. Outstanding commercial paper effectively reduces the amount available for borrowing under the revolving credit facility. Subsequent to the March 2013 public offering, we have not sought to issue commercial paper, but we believe that demand for our commercial paper would be limited as a result of our credit ratings. As of June 30, 2014, we did not have any outstanding commercial paper under this program.
Additional Information
Our long-term credit ratings are Baa3 (Negative Outlook) with Moody's and BBB- (Negative Outlook) with S&P, which are on the low end of investment grade, and BB (Negative Outlook) with Fitch, which is below investment grade. Additional rating agency reviews could result in a change in outlook or downgrade, which could limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," “Risk Factors - A downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital,” and “Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions” contained in our 2013 Form 10-K.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of June 30, 2014, we do not have any interest-rate swap agreements. Approximately 6% and approximately 8% of our debt portfolio at June 30, 2014 and December 31, 2013, respectively, was exposed to floating interest rates.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our stabilization strategies, cost savings initiatives, multi-year restructuring programs and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of currency devaluations and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances, acquisitions or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

•
our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and realize the projected benefits (in the amounts and time schedules we expect) from, our stabilization strategies, cost savings initiatives, multi-year restructuring programs and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

process, outsourcing strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;

•	the possibility of business disruption in connection with our stabilization strategies, cost savings initiatives, multi-year restructuring programs, or other initiatives;

•
our ability to reverse declining revenue, margins and net income, particularly in North America, and to achieve profitable growth, particularly in our largest markets, such as Brazil, and developing and emerging markets, such as Mexico and Russia;

•
our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
our ability to reverse declines in Active Representatives, to enhance our sales Leadership programs, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance branding and the Representative and consumer experience and increase Representative productivity through field activation programs and technology tools and enablers, to invest in the direct-selling channel, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;

•
general economic and business conditions in our markets, including social, economic and political uncertainties in the international markets in our portfolio, such as in Russia and Ukraine, and any potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate;

•
the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy and the devaluation of its currency, the availability of various foreign exchange systems including limited access to SICAD II in Venezuela, foreign exchange restrictions, particularly currency restrictions in Venezuela and Argentina, and the potential effect of such factors on our business, results of operations and financial condition;

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

•
the effect of political, legal, tax and regulatory risks imposed on us in the U.S. and abroad, our operations or our Representatives, including foreign exchange, pricing or other restrictions, adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil, Russia, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

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
Additional information identifying such factors is contained in Item 1A of our 2013 Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended June 30, 2014.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/14	93,131	(1)	$15.17	*	*
5/1 - 5/31/14	35,209	(1)	14.80	*	*
6/1 - 6/30/14	7,169	(1)	14.65	*	*
Total	135,509		$15.04	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	July 31, 2014	/s/ Robert Loughran
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