Form 10-Q
period 2014-09-30
AVON PRODUCTS INC
filed 2014-10-30
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2014 was 434,655,663.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	September 30, 2014	September 30, 2013
Net sales	$2,059.0	$2,265.3
Other revenue	79.2	57.6
Total revenue	2,138.2	2,322.9
Costs, expenses and other:
Cost of sales	813.9	871.7
Selling, general and administrative expenses	1,136.4	1,340.9
Impairment of goodwill and intangible asset	—	42.1
Operating profit	187.9	68.2
Interest expense	27.5	30.3
Loss on extinguishment of debt	—	—
Interest income	(3.8)	(3.4)
Other expense, net	19.8	9.7
Total other expenses	43.5	36.6
Income from continuing operations, before taxes	144.4	31.6
Income taxes	(52.4)	(38.0)
Income (loss) from continuing operations, net of tax	92.0	(6.4)
Income from discontinued operations, net of tax	—	0.6
Net income (loss)	92.0	(5.8)
Net (income) loss attributable to noncontrolling interests	(0.6)	0.3
Net income (loss) attributable to Avon	$91.4	$(5.5)
Earnings (loss) per share:
Basic from continuing operations	$0.21	$(0.01)
Basic from discontinued operations	—	—
Basic attributable to Avon	0.21	(0.01)
Diluted from continuing operations	0.21	(0.01)
Diluted from discontinued operations	—	—
Diluted attributable to Avon	0.21	(0.01)
Cash dividends per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended
(In millions, except per share data)	September 30, 2014	September 30, 2013
Net sales	$6,340.5	$7,139.2
Other revenue	169.9	148.6
Total revenue	6,510.4	7,287.8
Costs, expenses and other:
Cost of sales	2,580.0	2,732.5
Selling, general and administrative expenses	3,700.2	4,068.8
Impairment of goodwill and intangible asset	—	42.1
Operating profit	230.2	444.4
Interest expense	83.7	90.8
Loss on extinguishment of debt	—	86.0
Interest income	(11.4)	(8.2)
Other expense, net	88.8	69.6
Total other expenses	161.1	238.2
Income from continuing operations, before taxes	69.1	206.2
Income taxes	(124.4)	(139.5)
(Loss) income from continuing operations, net of tax	(55.3)	66.7
Loss from discontinued operations, net of tax	—	(50.9)
Net (loss) income	(55.3)	15.8
Net income attributable to noncontrolling interests	(2.6)	(3.1)
Net (loss) income attributable to Avon	$(57.9)	$12.7
(Loss) earnings per share:
Basic from continuing operations	$(0.13)	$0.15
Basic from discontinued operations	—	(0.12)
Basic attributable to Avon	(0.13)	0.03
Diluted from continuing operations	(0.13)	0.15
Diluted from discontinued operations	—	(0.12)
Diluted attributable to Avon	(0.13)	0.03
Cash dividends per common share	$0.18	$0.18
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2014	September 30, 2013
Net income (loss)	$92.0	$(5.8)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(124.6)	23.4
Change in derivative losses on cash flow hedges, net of taxes of $0.1 and $0.2	0.3	0.3
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $11.0 and $(1.5)	22.4	(6.0)
Total other comprehensive (loss) income, net of taxes	(101.9)	17.7
Comprehensive (loss) income	(9.9)	11.9
Less: comprehensive loss attributable to noncontrolling interests	(0.8)	(0.4)
Comprehensive (loss) income attributable to Avon	$(9.1)	$12.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2013
Net (loss) income	$(55.3)	$15.8
Other comprehensive loss:
Foreign currency translation adjustments	(101.0)	(107.7)
Change in derivative losses on cash flow hedges, net of taxes of $0.5 and $0.8	0.9	1.4
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $10.7 and $10.6	22.6	23.7
Total other comprehensive loss, net of taxes	(77.5)	(82.6)
Comprehensive loss	(132.8)	(66.8)
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.1)	0.1
Comprehensive loss attributable to Avon	$(131.7)	$(66.9)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$826.0	$1,107.9
Accounts receivable, net	590.0	676.3
Inventories	994.0	967.7
Prepaid expenses and other	679.4	689.3
Total current assets	3,089.4	3,441.2
Property, plant and equipment, at cost	2,402.1	2,484.5
Less accumulated depreciation	(1,102.4)	(1,091.2)
Property, plant and equipment, net	1,299.7	1,393.3
Goodwill	273.0	282.5
Other assets	1,428.3	1,375.3
Total assets	$6,090.4	$6,492.3
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$156.9	$188.0
Accounts payable	937.4	896.5
Accrued compensation	216.9	271.2
Other accrued liabilities	627.0	652.6
Sales and taxes other than income	170.8	186.8
Income taxes	44.1	45.4
Total current liabilities	2,153.1	2,240.5
Long-term debt	2,472.8	2,532.7
Employee benefit plans	363.1	398.0
Long-term income taxes	76.2	53.3
Other liabilities	100.2	140.3
Total liabilities	$5,165.4	$5,364.8
Contingencies (Note 6)
Shareholders’ Equity
Common stock	$187.6	$189.4
Additional paid-in capital	2,199.0	2,175.6
Retained earnings	4,060.6	4,196.7
Accumulated other comprehensive loss	(948.0)	(870.4)
Treasury stock, at cost	(4,590.5)	(4,581.2)
Total Avon shareholders’ equity	908.7	1,110.1
Noncontrolling interests	16.3	17.4
Total shareholders’ equity	$925.0	$1,127.5
Total liabilities and shareholders’ equity	$6,090.4	$6,492.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net (loss) income	$(55.3)	$15.8
Loss from discontinued operations, net of tax	—	50.9
(Loss) income from continuing operations, net of tax	$(55.3)	$66.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	144.8	174.9
Provision for doubtful accounts	146.9	175.6
Provision for obsolescence	67.6	84.6
Share-based compensation	28.4	35.9
Deferred income taxes	(87.9)	(49.2)
Charge for Venezuelan monetary assets and liabilities	53.7	34.1
Charge for Venezuelan non-monetary assets to their net realizable value	115.7	—
Impairment of goodwill and intangible asset	—	42.1
Other	76.9	43.4
Changes in assets and liabilities:
Accounts receivable	(120.0)	(164.8)
Inventories	(229.7)	(233.7)
Prepaid expenses and other	(64.1)	58.7
Accounts payable and accrued liabilities	100.0	(61.7)
Income and other taxes	31.6	(36.8)
Noncurrent assets and liabilities	(82.8)	(73.5)
Net cash provided by operating activities of continuing operations	125.8	96.3
Cash Flows from Investing Activities
Capital expenditures	(88.2)	(118.2)
Disposal of assets	7.0	15.5
Purchases of investments	(22.9)	(23.7)
Proceeds from sale of investments	18.4	6.4
Net cash used by investing activities of continuing operations	(85.7)	(120.0)
Cash Flows from Financing Activities*
Cash dividends	(81.9)	(79.8)
Debt, net (maturities of three months or less)	9.8	49.0
Proceeds from debt	9.1	1,481.1
Repayment of debt	(95.3)	(1,927.9)
Interest rate swap termination	—	88.1
Net proceeds from exercise of stock options	0.2	17.5
Repurchase of common stock	(9.4)	(8.4)
Net cash used by financing activities of continuing operations	(167.5)	(380.4)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	—	(4.0)
Net cash provided by investing activities of discontinued operations	—	84.8
Net cash provided by discontinued operations	—	80.8
Effect of exchange rate changes on cash and equivalents	(154.5)	(78.0)
Net decrease in cash and equivalents	(281.9)	(401.3)
Cash and equivalents at beginning of year(1)	$1,107.9	$1,209.6
Cash and equivalents at end of period	$826.0	$808.3

*	Non-cash financing activities in the nine months ended September 30, 2013 included the change in fair market value of interest-rate swap agreements of $(0.7).

(1)	Includes cash and cash equivalents of discontinued operations of $2.7 at the beginning of the year in 2013.
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
Venezuela Currency
We account for Venezuela as a highly inflationary economy. In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. There are multiple legal mechanisms in Venezuela to exchange currency. As SICAD II represents the rate which better reflects the economics of Avon Venezuela's business activity, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously, we recorded an after-tax loss of $42 ($54 in other expense, net, and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income during the nine months ended September 30, 2014. Also as a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. In addition, at March 31, 2014, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets were recoverable, and determined that they were. As such, no impairment of Avon Venezuela's long-lived assets was required.
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded an after-tax loss of $51 ($34 in other expense, net, and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, operating profit and net income during the nine months ended September 30, 2013 were negatively impacted.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Out-of-Period Items
During the three and nine months ended September 30, 2014, we recorded out-of-period adjustments in our Latin America segment (primarily related to revenue and selling, general and administrative expenses) which increased pre-tax earnings by approximately $10 and $18, respectively. The total out-of-period adjustments increasing earnings during the three and nine months ended September 2014 was approximately $10 before tax ($7 after tax) and $16 before tax ($7 after tax), respectively. We evaluated the total out-of-period adjustments, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in millions)	2014	2013	2014	2013
Numerator from continuing operations:
Income (loss) from continuing operations, less amounts attributable to noncontrolling interests	$91.4	$(6.1)	$(57.9)	$63.6
Less: (Earnings) loss allocated to participating securities	(.8)	.1	1.6	(.6)
Income (loss) from continuing operations allocated to common shareholders	90.6	(6.0)	(56.3)	63.0
Numerator from discontinued operations:
Income (loss) from discontinued operations	$—	$.6	$—	$(50.9)
Less: Loss allocated to participating securities	—	—	—	.5
Income (loss) allocated to common shareholders	—	.6	—	(50.4)
Numerator attributable to Avon:
Net income (loss) attributable to Avon	$91.4	$(5.5)	$(57.9)	$12.7
Less: (Earnings) loss allocated to participating securities	(.8)	.1	1.6	(.1)
Income (loss) allocated to common shareholders	90.6	(5.4)	(56.3)	12.6
Denominator:
Basic EPS weighted-average shares outstanding	434.6	433.5	434.4	433.3
Diluted effect of assumed conversion of stock options	—	—	—	.9
Diluted EPS adjusted weighted-average shares outstanding	434.6	433.5	434.4	434.2
Income (Loss) per Common Share from continuing operations:
Basic	$.21	$(.01)	$(.13)	$.15
Diluted	.21	(.01)	(.13)	.15
Loss per Common Share from discontinued operations:
Basic	$—	$—	$—	$(.12)
Diluted	—	—	—	(.12)
Income (Loss) per Common Share attributable to Avon:
Basic	$.21	$(.01)	$(.13)	$.03
Diluted	.21	(.01)	(.13)	.03
Amounts in the table above may not necessarily sum due to rounding.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

During the three and nine months ended September 30, 2014, we did not include stock options to purchase 17.2 million shares and 18.4 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price. During the three and nine months ended September 30, 2013, we did not include stock options to purchase 17.0 million shares and 17.8 million shares of Avon common stock, respectively, in the calculations of diluted EPS because the exercise prices of those options were greater than the average market price. We also did not include stock options to purchase .9 million shares for the three months ended September 30, 2013, as we had a loss from continuing operations, net of tax and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
We purchased approximately .6 million shares of Avon common stock for $9.4 during the first nine months of 2014, as compared to approximately .4 million shares of Avon common stock for $8.4 during the first nine months of 2013, primarily through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
3. DISCONTINUED OPERATIONS
On June 30, 2013, the Company entered into an agreement to sell its Silpada jewelry business (“Silpada”) for $85, plus an earn-out of up to $15 if Silpada achieves specific earnings targets over two years. Silpada was previously reported within our North America segment and has been classified within discontinued operations for all periods presented. The transaction closed on July 3, 2013. Proceeds from the sale were used for general corporate purposes, including the repayment of outstanding debt. The benefit associated with the earn-out will be recorded in discontinued operations only when it becomes realizable by Avon. During the nine months ended September 30, 2013, we recorded a loss on sale of $79.4 before tax ($50.4 net of tax), which represented the difference between the carrying value of the Silpada business and the proceeds. Of the total loss on sale, $79.0 ($50.0 net of tax), was recorded in the second quarter of 2013, reflecting the expected loss on sale at that time.
Summarized financial information for discontinued operations is shown below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Total revenue	$2.2	$54.5
Operating income (loss)(1)	.9	(81.0)
(1) Operating loss for the nine months ended September 30, 2013 includes a pre-tax charge of $79.0, recorded in the second quarter of 2013, reflecting the expected loss on sale at that time, as well as an additional loss on sale of $.4 before tax recorded in the third quarter of 2013.
4. INVENTORIES

Components of Inventories	September 30, 2014	December 31, 2013
Raw materials	$307.6	$272.9
Finished goods	686.4	694.8
Total	$994.0	$967.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

5. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$3.9	$3.4	$2.0	$2.3	$.2	$.5
Interest cost	6.4	7.0	9.1	9.2	1.1	1.2
Expected return on plan assets	(9.0)	(9.4)	(11.0)	(10.2)	—	—
Amortization of prior service credit	(.1)	(.1)	—	—	(1.1)	(1.2)
Amortization of net actuarial losses	11.1	12.0	2.6	2.7	—	.6
Settlements/curtailments	5.4	—	1.0	—	(2.1)	(1.8)
Net periodic benefit costs	$17.7	$12.9	$3.7	$4.0	$(1.9)	$(.7)

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$10.4	$11.8	$6.5	$9.9	$.8	$1.5
Interest cost	21.4	20.6	27.7	27.3	3.7	3.7
Expected return on plan assets	(26.9)	(28.2)	(33.0)	(30.1)	—	—
Amortization of prior service credit	(.3)	(.3)	—	(.3)	(3.3)	(3.6)
Amortization of net actuarial losses	35.6	35.3	7.2	10.0	1.0	2.0
Settlements/curtailments	30.4	—	1.0	(7.5)	(2.1)	(1.8)
Net periodic benefit costs	$70.6	$39.2	$9.4	$9.3	$.1	$1.8
As of September 30, 2014, we made approximately $51 and $25 of contributions to the U.S. and non-U.S. pension and postretirement benefit plans, respectively. During the remainder of 2014, we anticipate contributing approximately $2 to $7 and $5 to $10 to fund our U.S. and non-U.S. pension and postretirement benefit plans, respectively.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. Because the settlement threshold was exceeded in the second quarter of 2014, a settlement charge of $5.4 was also recorded in the third quarter of 2014 as a result of additional payments from our U.S. pension plan. These settlement charges were allocated between Global Expenses and the operating results of North America.
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
The Company recorded an additional accrual of $46 during the first quarter of 2014 with respect to these matters, bringing the total liability accrued at September 30, 2014 to $135.
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
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs filed an amended complaint, and the defendants moved to dismiss the amended complaint on June 14, 2012. On September 29, 2014, the Court granted the defendants' motion to dismiss and also granted the plaintiffs leave to amend their complaint. On October 24, 2014, the plaintiffs filed their second amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The second amended complaint names as defendants the Company and two individuals and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Plaintiffs seek compensatory damages and injunctive relief. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
Under some circumstances, any losses incurred in connection with adverse outcomes in the litigation matters described above could be material.
Brazilian Tax Matters
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS). In the second quarter of 2014, the PIS and COFINS assessments were officially closed in favor of Avon Brazil. The 2002 and the 2012 IPI assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 IPI assessments are unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $357, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $28 from approximately $66, including penalties and accrued interest. We have appealed this decision to the second administrative level.
In the event that the 2002 or 2012 IPI assessments are upheld at the last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2007 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level, and management believes that the likelihood that the 2002 and 2012 IPI assessments will be upheld is remote.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2014, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2014	$(406.0)	$(4.5)	$(4.3)	$(431.5)	$(846.3)
Other comprehensive loss other than reclassifications	(124.4)	—	—	—	(124.4)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.1(1)	—	.3	—	—	.3
Adjustments of and amortization of net actuarial gain and prior service cost, net of tax of $11.0(2)	—	—	—	22.4	22.4
Total reclassifications into earnings	—	.3	—	22.4	22.7
Balance at September 30, 2014	$(530.4)	$(4.2)	$(4.3)	$(409.1)	$(948.0)

Three Months Ended September 30, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2013	$(448.7)	$(5.7)	$(4.3)	$(518.3)	$(977.0)
Other comprehensive income other than reclassifications	23.4	—	—	—	23.4
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.2(1)	—	.3	—	—	.3
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $(1.5)(2)	—	—	—	(6.0)	(6.0)
Total reclassifications into earnings	—	.3	—	(6.0)	(5.7)
Balance at September 30, 2013	$(425.3)	$(5.4)	$(4.3)	$(524.3)	$(959.3)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the nine months ended September 30, 2014 and 2013:

Nine Months Ended September 30, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
Other comprehensive loss other than reclassifications	(101.1)	—	—	—	(101.1)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.5(1)	—	.9	—	—	.9
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $10.7(2)	—	—	—	22.6	22.6
Total reclassifications into earnings	—	.9	—	22.6	23.5
Balance at September 30, 2014	$(530.4)	$(4.2)	$(4.3)	$(409.1)	$(948.0)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2013:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2012	$(317.6)	$(6.8)	$(4.3)	$(548.0)	$(876.7)
Other comprehensive loss other than reclassifications	(107.7)	—	—	—	(107.7)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.8(1)	—	1.4	—	—	1.4
Adjustments of and amortization of net actuarial loss and prior service cost, net of tax of $10.6(2)	—	—	—	23.7	23.7
Total reclassifications into earnings	—	1.4	—	23.7	25.1
Balance at September 30, 2013	$(425.3)	$(5.4)	$(4.3)	$(524.3)	$(959.3)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net loss of $10.1 and net gain of $7.5 for the three months ended September 30, 2014 and 2013, respectively, and foreign exchange net losses of $10.0 and $1.8 for the nine months ended September 30, 2014 and 2013, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income.
8. SEGMENT INFORMATION
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,
	2014		2013
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,067.2	$142.3	$1,207.7	$121.7
Europe, Middle East & Africa	620.0	55.5	619.2	61.4
North America	276.7	(18.3)	328.6	(32.7)
Asia Pacific	174.3	9.0	167.4	(39.7)
Total from operations	$2,138.2	$188.5	$2,322.9	$110.7
Global and other	—	(.6)	—	(42.5)
Total	$2,138.2	$187.9	$2,322.9	$68.2

	Nine Months Ended September 30,
	2014		2013
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$3,187.7	$196.9	$3,604.2	$370.9
Europe, Middle East & Africa	1,932.9	199.7	2,030.7	276.9
North America	876.5	(54.1)	1,087.4	(53.5)
Asia Pacific	513.3	15.6	565.5	(12.2)
Total from operations	$6,510.4	$358.1	$7,287.8	$582.1
Global and other	—	(127.9)	—	(137.7)
Total	$6,510.4	$230.2	$7,287.8	$444.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

9. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2014 and December 31, 2013, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2014	December 31, 2013
Deferred tax assets	$222.0	$233.6
Prepaid taxes and tax refunds receivable	174.9	145.9
Prepaid brochure costs, paper, and other literature	83.8	95.7
Receivables other than trade	65.8	86.6
Short-term investments	37.1	31.7
Other	95.8	95.8
Prepaid expenses and other	$679.4	$689.3
At September 30, 2014 and December 31, 2013, other assets included the following:

Components of Other Assets	September 30, 2014	December 31, 2013
Deferred tax assets	$1,013.4	$944.7
Long-term receivables	172.7	168.0
Capitalized software	113.0	122.9
Investments	35.8	33.8
Other intangible assets, net (Note 11)	30.8	33.5
Tooling	24.5	37.9
Other	38.1	34.5
Other assets	$1,428.3	$1,375.3

10. RESTRUCTURING INITIATIVES
$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative") in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. Other costs to implement these restructuring initiatives consist primarily of professional service fees and accelerated depreciation, and also include professional service fees associated with our North America business. The professional service fees associated with the North America business are contingent upon the achievement of operating profit targets. These fees are recognized over the period that the services are expected to be provided and are based upon our estimate of the total amount expected to be paid, which may change based on actual results.
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $194.6 before taxes, of which $75.5 before taxes was recorded in the first nine months of 2014. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $205 to $215 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $10 to $20 before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $245 to $255 (both before taxes). For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.
Restructuring Charges – Three and Nine Months Ended September 30, 2014
During the three and nine months ended September 30, 2014, we recorded costs to implement of $2.4 and $75.5, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income, related to the $400M Cost Savings Initiative. The costs consisted of the following:

•
employee-related net benefit of $3.0 during the three months ended September 30, 2014, primarily associated with postretirement benefits, and net charge of $46.5 during the nine months ended September 30, 2014, primarily associated with severance benefits;

•
contract termination and other net benefit of $.5 and net charge of $7.0, respectively, primarily related to the costs associated with the closure of the France market and the exit of the Service Model Transformation ("SMT") facility;

•	accelerated depreciation of $1.9 and $9.4, respectively, associated with the closure and rationalization of certain facilities and other assets;

•	charges of $.1 and $3.8, respectively, primarily related to the accumulated foreign currency translation adjustments associated with the closure of the France market; and

•	implementation costs of $3.9 and $8.8, respectively, primarily related to professional service fees associated with our North America business.
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2014.
Restructuring Charges – Three and Nine Months Ended September 30, 2013
During the three and nine months ended September 30, 2013, we recorded costs to implement of $.6 and $29.4, respectively, related to the $400M Cost Savings Initiative. The costs consisted of the following:

•	net benefit of $1.9 and net charge of $14.6, respectively, primarily for employee-related costs, including severance and pension and postretirement benefits;

•	contract termination and other charges of $.2 and $4.1, respectively, primarily related to costs associated with our exit from the Republic of Ireland market;

•	accelerated depreciation of $1.7 and $13.5, respectively, associated with the closure and rationalization of certain facilities;

•	net benefit of $3.5 due to accumulated foreign currency translation adjustments in the second quarter of 2013 primarily associated with our exit from the Vietnam market;

•	implementation costs of $.6 and $1.4, respectively, for professional service fees; and

•	net benefits $.7 due to inventory adjustments in the first and second quarters of 2013.
For the three months ended September 30, 2013 total costs to implement were recorded in selling, general and administrative expenses. For the nine months ended September 30, 2013, $30.1 of the total costs to implement was recorded in selling, general and administrative expenses and a net benefit of $.7 was recorded in cost of sales, in the Consolidated Statements of Income.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance for the $400M Cost Savings Initiative as of September 30, 2014 is as follows:

	Employee- Related Costs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2013	$46.7	$—	$1.8	$48.5
2014 charges	52.5	3.8	7.6	63.9
Adjustments	(6.0)	—	(.6)	(6.6)
Cash payments	(50.9)	—	(7.0)	(57.9)
Non-cash write-offs	.5	(3.8)	—	(3.3)
Foreign exchange	(1.3)	—	(.1)	(1.4)
Balance at September 30, 2014	$41.5	$—	$1.7	$43.2
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
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to date	$142.1	$.7	.3	$13.7	$156.8
Estimated charges to be incurred on approved initiatives	1.1	—	—	.6	1.7
Total expected charges on approved initiatives	$143.2	$.7	$.3	$14.3	$158.5
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
2013	11.1	15.6	5.3	1.3	17.7	51.0
First quarter 2014	13.8	2.0	.7	.3	(.6)	16.2
Second quarter 2014	1.6	13.2	9.8	2.6	17.3	44.5
Third quarter 2014	.2	(.9)	(1.8)	—	(.9)	(3.4)
Charges incurred to date	39.6	31.0	32.0	17.1	37.1	156.8
Estimated charges to be incurred on approved initiatives	1.7	—	(.4)	.3	.1	1.7
Total expected charges on approved initiatives	$41.3	$31.0	$31.6	$17.4	$37.2	$158.5
As noted previously, for the initiatives approved to-date, we expect to record total costs to implement restructuring in the range of $205 to $215 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional service fees and accelerated depreciation.
Additional Restructuring Charges 2012
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs and improve efficiencies. In addition, we have relocated our corporate headquarters in New York City.
During the three and nine months ended September 30, 2014, we recorded no additional costs to implement and a benefit of $.1, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income. During the three

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

and nine months ended September 30, 2013, we recorded benefits of $1.2 and $1.0, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income.
The liability balance for these various restructuring initiatives as of September 30, 2014 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2013	$2.0	$12.3	$14.3
Adjustments	(.1)	—	(.1)
Cash payments	(1.5)	(4.3)	(5.8)
Balance at September 30, 2014	$.4	$8.0	$8.4
The actions associated with these various restructuring initiatives are substantially complete.
In addition, during the three and nine months ended September 30, 2014, we recorded total costs to implement of $.1 and $1.0, respectively, in selling, general and administrative expenses, and during the three and nine months ended September 30, 2013, we recorded net benefits of $2.1 and $1.9, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income, associated with the restructuring programs launched in 2005 and 2009, which are substantially complete.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Key Assumptions - China
Key assumptions used in measuring the fair value of China during the impairment assessment included projections of revenue and the resulting cash flows, as well as the discount rate (based on the weighted-average cost of capital). To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.
Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2013	$112.6	$167.3	$85.0	$364.9
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2013	$112.6	$167.3	$2.6	$282.5

Changes during the period ended September 30, 2014:
Foreign exchange	$(5.1)	$(4.4)	$—	$(9.5)

Gross balance at September 30, 2014	$107.5	$162.9	$85.0	$355.4
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at September 30, 2014	$107.5	$162.9	$2.6	$273.0
Other intangible assets

	September 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$38.3	$(36.1)	$39.9	$(36.5)
Licensing agreements	50.2	(46.2)	52.3	(47.3)
Noncompete agreements	7.9	(7.9)	8.1	(8.1)
Trademarks	6.6	(6.6)	6.6	(6.6)
Indefinite-Lived Trademarks	24.6	—	25.1	—
Total	$127.6	$(96.8)	$132.0	$(98.5)
Aggregate amortization expense was not material for the three and nine months ended September 30, 2014 and 2013, and is not expected to be material for future periods.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.6	$—	$2.6
Foreign exchange forward contracts	—	.9	.9
Total	$2.6	$.9	$3.5
Liabilities:
Foreign exchange forward contracts	$—	$4.7	$4.7
Total	$—	4.7	4.7
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Total
Assets:
Money market funds	$.5	$—	$.5
Available-for-sale securities	2.5	—	2.5
Foreign exchange forward contracts	—	3.4	3.4
Total	$3.0	$3.4	$6.4
Liabilities:
Foreign exchange forward contracts	$—	$.3	$.3
Total	$—	$.3	$.3
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2014 and December 31, 2013, respectively, consisted of the following:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.6	$2.6	$2.5	$2.5
Money market funds	—	—	.5	.5
Debt maturing within one year(1)	(156.9)	(156.9)	(188.0)	(188.0)
Long-term debt(1)	(2,472.8)	(2,469.8)	(2,532.7)	(2,511.6)
Foreign exchange forward contracts	(3.8)	(3.8)	3.1	3.1
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
13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of September 30, 2014, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2014:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.9	Accounts payable	$4.7
Total derivatives not designated as hedges		$.9		$4.7
Total derivatives		$.9		$4.7

The following table presents the fair value of derivative instruments outstanding at December 31, 2013:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$3.4	Accounts payable	$.3
Total derivatives not designated as hedges		$3.4		$.3
Total derivatives		$3.4		$.3
Accounting Policies
If applicable, derivatives are recognized on the Consolidated Balance Sheets at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we had designated it and it qualified as part of a hedging relationship and further, on the type of hedging relationship. We apply the following accounting policies:

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
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of December 31, 2013 and September 30, 2014, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Approximately 6% and approximately 8% of our debt portfolio at September 30, 2014 and December 31, 2013, respectively, was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net in the Consolidated Statements of Income. For the three and nine months ended September 30, 2014, the net impact of the gain amortization was $3.5 and $10.7, respectively. For the three and nine months ended September 30, 2013, the net impact of the gain amortization was $3.6 and $22.6, respectively. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At September 30, 2014, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $53.6, and was included within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net in the Consolidated Statements of Income. For the three and nine months ended September 30, 2014, the net impact of the gain amortization was $1.6 and $4.7, respectively. For the three and nine months ended September 30, 2013, the net impact of the gain amortization was $1.5 and $4.5, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At September 30, 2014, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $31.0, and was included within long-term debt in the Consolidated Balance Sheets.
During the nine months ended September 30, 2013, we recorded a net loss of $.7 in interest expense in the Consolidated Statements of Income for these interest-rate swap agreements previously designated as fair value hedges; however, no net gain or loss was recorded during the three and nine months ended September 30, 2014 or the three months ended September 30, 2013 as the interest-rate swaps were terminated in the second quarter of 2013. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At September 30, 2014, we do not have undesignated interest-rate swap agreements. As the remaining undesignated interest-rate swap agreements were terminated in conjunction with the repayment of the associated debt in the second quarter of 2013, no net gain or loss was recorded during the three or nine months ended September 30, 2014 or the three months ended September 30, 2013. During the nine months ended September 30, 2013, we recorded an immaterial net loss in other expense, net in the Consolidated Statements of Income associated with the undesignated interest-rate swap agreements. There was no hedge ineffectiveness for the nine months ended September 30, 2013 related to these interest-rate swaps.
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2014, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $157.9 for various currencies.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the intercompany loans. During the three and nine months ended September 30, 2014, we recorded losses of $5.1 and $5.2, respectively, in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2014, we recorded gains of $5.1 and $6.2, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2013, we recorded a gain of $2.6 and a loss of $5.5, respectively, in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2013, we recorded a loss of $1.9 and a gain of $6.7, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.

14. DEBT
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. The $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding (which was $0 at September 30, 2014). Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of September 30, 2014, there were no amounts outstanding under the revolving credit facility.
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
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes (as defined below) and 2014 Notes (plus make-whole premium and accrued interest for both prepayments), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. As a result of the long-term credit rating downgrade by Moody's to Ba1 (Stable outlook) (as discussed below), the interest rates on the Notes will increase by .25%, effective as of March 15, 2015.
At September 30, 2014, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018, $250.0 principal amount of our 4.20% Notes due July 15, 2018 and $350.0 principal amount of our 6.50% Notes due March 1, 2019.
Debt Covenants
The revolving credit facility contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The revolving credit facility also contains covenants that limit our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the revolving credit facility contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.75:1 at the end of the fiscal quarter ended September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the revolving

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

credit facility) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the revolving credit facility) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the revolving credit facility allows us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the revolving credit facility; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. We were in compliance with our interest coverage and leverage ratios under the revolving credit facility for the four fiscal quarters ended September 30, 2014. As of September 30, 2014, and based on then applicable interest rates, the full $1 billion revolving credit facility could have been drawn down without violating any covenant.
The indentures governing our outstanding notes described under the caption “Public Notes” above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase our 5.75% Notes due March 1, 2018, our 6.50% Notes due March 1, 2019 and each series of the Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings with S&P and Moody's. As described in the indenture, the interest rates on the Notes increase by .25% for each one-notch downgrade below investment grade on our long-term credit ratings by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the Notes. As a result of the long-term credit rating downgrade by Moody's to Ba1 (Stable outlook) (as discussed below), the interest rates on the Notes will increase by .25%, effective as of March 15, 2015.
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
Commercial Paper Program
We have a $1 billion commercial paper program, which is supported by the revolving credit facility. Our current credit ratings have essentially eliminated the demand for our commercial paper, and as a result, we intend to terminate the program. We have not had any amounts outstanding under this program during 2014 and have not sought to issue commercial paper since our March 2013 public offering.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Additional Information
Our long-term credit ratings are Ba1 (Stable Outlook) with Moody's and BB (Negative Outlook) with Fitch, which are below investment grade, and BBB- (Negative Outlook) with S&P, which is on the low end of investment grade. In October 2014, Moody's lowered their long-term credit rating from Baa3 (Negative Outlook) to Ba1 (Stable Outlook) which we do not believe will have a material impact on the near-term liquidity of the Company. However, additional rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements.

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct-selling channel. At December 31, 2013, we had sales operations in 62 countries and territories, including the United States ("U.S."), and distribute products in 43 more. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color. Skincare now includes the category formerly referred to as personal care. Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. At December 31, 2013, we had more than 6 million active Representatives. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2013, approximately 88% of our consolidated revenue was derived from operations outside the U.S.
During the nine months ended September 30, 2014, revenue declined 11% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue declined 2%. The decrease in Constant $ revenue was primarily due to a 5% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 5%, while the net impact of price and mix increased 3%. Sales from the Beauty category decreased 11%, or 2% on a Constant $ basis. Sales from the Fashion & Home category decreased 12%, or 3% on a Constant $ basis.
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth, which is expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative is designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France.
As a result of the actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $195 before taxes, of which $76 before taxes was recorded in the first nine months of 2014. For the actions approved to-date, we expect our total costs to implement restructuring to be in the range of $205 to $215 before taxes. The additional charges not yet incurred associated with the actions approved to-date of approximately $10 to $20 before taxes are expected to be recorded primarily in 2014. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the initiative is fully implemented. In connection with the restructuring actions approved to-date associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $245 to $255 (both before taxes). See Note 10, Restructuring Initiatives to the consolidated financial statements included herein for more information.
In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. As SICAD II represents the rate which better reflects the economics of Avon Venezuela's business activity, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014. At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which represents a devaluation of approximately 88%. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. We recognized an additional negative impact of approximately $20 to operating profit and net income relating to these non-monetary assets in the second and third quarters of 2014. We expect an additional negative impact of approximately $1 to 2014 operating profit and net income relating to these non-monetary assets. In addition to the negative impact to operating margin, we recorded an after-tax loss of $42 ($54 in other expense, net, and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. See "Segment Review - Latin America" of this MD&A for further discussion of Venezuela.
As previously reported, we have been engaged in settlement negotiations with the United States Department of Justice ("DOJ") and the staff of the United States Securities and Exchange Commission ("SEC") related to their investigations of the Foreign

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Corrupt Practices Act ("FCPA") and related matters. We have reached an understanding with respect to terms of settlement with each of the DOJ and the staff of the SEC. The Company recorded an additional accrual of $46 during the first quarter of 2014 with respect to these matters, bringing the total liability accrued at September 30, 2014 to $135. See Note 6, Contingencies to the consolidated financial statements included herein for more information.
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
RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluations of Venezuelan currency in March 2014 and February 2013, combined with being designated as a highly inflationary economy ("Venezuelan special items"), 3) the $12 accrual recorded in the second quarter of 2013 for the offer of settlement relating to the FCPA investigations and the additional $46 accrual recorded in the first quarter of 2014 for the potential settlements related to the FCPA investigations ("FCPA accrual"), 4) the settlement charges associated with the U.S. pension plan ("Pension settlement charge"), 5) the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to the China business ("Asset impairment and other charges"), and 6) costs and charges related to the extinguishment of debt ("Loss on extinguishment of debt"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period.
The Venezuelan special items include the impact on the Consolidated Statements of Income in 2014 and 2013, caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical cost of the assets at the previous exchange rate and the revised exchange rate. In 2014, the Venezuelan special items also include an adjustment of $116 to reflect certain non-monetary assets at their net realizable value. In 2013, the devaluation was as a result of the change in the official exchange rate, which moved from 4.30 to 6.30, and in 2014, the devaluation was caused as a result of moving from the official exchange rate of 6.30 to the SICAD II exchange rate of approximately 50.
The Pension settlement charge includes the impact on the Consolidated Statements of Income in the second and third quarters of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan. Such payments fully settle our pension plan obligation to those participants who elected to receive such payment.
The Asset impairment and other charges include the impact on the Consolidated Statements of Income caused by the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to the China business in the third quarter of 2013.
The Loss on extinguishment of debt includes the impact on the Consolidated Statements of Income in the first quarter of 2013, caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below in "Liquidity and Capital Resources"), as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined below in "Liquidity and Capital Resources"). The Loss on extinguishment of debt also includes the impact on the Consolidated Statements of Income in the second quarter of 2013, caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the 2014 Notes (as defined below in "Liquidity and Capital Resources").
See Note 10, Restructuring Initiatives, Note 1, Accounting Policies, Note 6, Contingencies, Note 5, Employee Benefit Plans, Note 11, Goodwill and Intangible Assets, and Note 14, Debt, to the consolidated financial statements included herein, "Segment Review - Latin America" below, and "Liquidity and Capital Resources" below for more information on these items.
These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	%/Point Change	2014	2013	%/Point Change
Total revenue	$2,138.2	$2,322.9	(8)%	$6,510.4	$7,287.8	(11)%
Cost of sales	813.9	871.7	(7)%	2,580.0	2,732.5	(6)%
Selling, general and administrative expenses	1,136.4	1,340.9	(15)%	3,700.2	4,068.8	(9)%
Impairment of goodwill and intangible asset	—	42.1	*	—	42.1	*
Operating profit	187.9	68.2	*	230.2	444.4	(48)%
Interest expense	27.5	30.3	(9)%	83.7	90.8	(8)%
Loss on extinguishment of debt	—	—	*	—	86.0	*
Interest income	(3.8)	(3.4)	12%	(11.4)	(8.2)	39%
Other expense, net	19.8	9.7	*	88.8	69.6	28%
Income (loss) from continuing operations, net of tax	92.0	(6.4)	*	(55.3)	66.7	*
Net income (loss) attributable to Avon	$91.4	$(5.5)	*	$(57.9)	$12.7	*
Diluted earnings (loss) per share from continuing operations	$.21	$(.01)	*	$(.13)	$.15	*
Diluted earnings (loss) per share attributable to Avon	$.21	$(.01)	*	$(.13)	$.03	*

Advertising expenses(1)	$43.9	$53.9	(19)%	$123.1	$141.6	(13)%

Gross margin	61.9%	62.5%	(.6)	60.4%	62.5%	(2.1)
CTI restructuring	—	—	—	—	—	—
Venezuelan special items	.1	.6	(.5)	1.8	.5	1.3
Adjusted gross margin	62.0%	63.1%	(1.1)	62.2%	63.0%	(.8)

Selling, general and administrative expenses as a % of total revenue	53.1%	57.7%	(4.6)	56.8%	55.8%	1.0
CTI restructuring	(.1)	—	(.1)	(1.2)	(.4)	(.8)
Venezuelan special items	—	—	—	(.2)	(.1)	(.1)
FCPA accrual	—	—	—	(.7)	(.2)	(.5)
Pension settlement charge	(.3)	—	(.3)	(.4)	—	(.4)
Adjusted selling, general and administrative expenses as a % of total revenue	52.8%	57.7%	(4.9)	54.3%	55.2%	(.9)

Operating profit	$187.9	$68.2	176%	$230.2	$444.4	(48)%
CTI restructuring	2.5	(.2)		76.4	28.5
Venezuelan special items	2.0	14.9		135.7	44.7
FCPA accrual	—	—		46.0	12.0
Pension settlement charge	5.4	—		28.9	—
Asset impairment and other charges	—	42.1		—	42.1
Adjusted operating profit	$197.8	$125.0	58%	$517.2	$571.7	(10)%

Operating margin	8.8%	2.9%	5.9	3.5%	6.1%	(2.6)
CTI restructuring	.1	—	.1	1.2	.4	.8
Venezuelan special items	.1	.6	(.5)	2.1	.6	1.5
FCPA accrual	—	—	—	.7	.2	.5
Pension settlement charge	.3	—	.3	.4	—	.4
Asset impairment and other charges	—	1.8	(1.8)	—	.6	(.6)
Adjusted operating margin	9.3%	5.4%	3.9	7.9%	7.8%	.1

Effective tax rate	36.3%	120.1%	(83.8)	180.0%	67.6%	112.4
CTI restructuring	(.2)	(.9)	.7	(3.1)	(.3)	(2.8)
Venezuelan special items	(.5)	(6.8)	6.3	(127.3)	(17.8)	(109.5)

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	%/Point Change	2014	2013	%/Point Change
FCPA accrual	—	—	—	(7.0)	(1.2)	(5.8)
Pension settlement charge	—	—	—	(1.7)	—	(1.7)
Asset impairment and other charges	—	79.8	(79.8)	—	(14.8)	14.8
Loss on extinguishment of debt	—	—	—	—	.6	(.6)
Adjusted effective tax rate	35.6%	32.5%	3.1	40.9%	34.0%	6.9

Change in Active Representatives(2)			(4)%			(5)%
Change in units sold			(4)%			(5)%
Amounts in the table above may not necessarily sum due to rounding.
* Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

(2)	See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Three Months Ended September 30, 2014
Revenue
During the three months ended September 30, 2014, revenue declined 8% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue increased 1%. We achieved solid performance in Europe, Middle East & Africa, while Latin America’s results were challenged, in part due to weaker performance in Brazil. Constant $ revenue benefited by approximately 1 point due to the net impact of certain tax benefits in Brazil. In the third quarters of 2014 and 2013, Brazil recognized tax credits of $42 and $22, respectively, primarily associated with a change in estimate of expected recoveries of VAT. Constant $ revenue was negatively impacted by a 4% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 4%, while the net impact of price and mix increased 5%. See "Segment Review - Latin America" in this MD&A for a further discussion of the tax benefits in Brazil.
On a category basis, our net sales and associated growth rates were as follows:

	Three Months Ended September 30,		%/Point Change
	2014	2013	US$	Constant $
Beauty:
Skincare	$638.8	$678.3	(6)%	2%
Fragrance	507.2	555.6	(9)	3
Color	371.5	426.1	(13)	(4)
Total Beauty	1,517.5	1,660.0	(9)	1
Fashion & Home:
Fashion	331.4	362.7	(9)	(3)
Home	210.1	242.6	(13)	(6)
Total Fashion & Home	541.5	605.3	(11)	(4)
Net sales	$2,059.0	$2,265.3	(9)	—
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 590 basis points and 390 basis points, respectively, compared to the same period of 2013. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin", "Selling, General and Administrative Expenses", and "Impairment of Goodwill and Intangible Asset."
Gross Margin
Gross margin and Adjusted gross margin decreased 60 basis points and 110 basis points, respectively, compared to the same period of 2013. The gross margin comparison was impacted by a lower negative impact of the devaluation of the Venezuelan

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

currency in conjunction with highly inflationary accounting, as $2 was recognized in the current-year period as compared to $15 in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
The decrease of 110 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of 110 basis points due to the unfavorable impact of foreign exchange, driven by Europe, Middle East & Africa and Latin America; and

•	a decrease of 90 basis points due to higher supply chain costs, driven by inflationary costs in Latin America.
These items were partially offset by the following:

•
an increase of 50 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina); and

•	an increase of 40 basis points as a result of the net impact of tax credits in Brazil recognized as revenue in the third quarters of 2014 and 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 460 basis points and 490 basis points, respectively, compared to the same period of 2013. Selling, general and administrative expenses as a percentage of revenue was impacted by a higher amount of CTI restructuring as compared to the prior-year period and the $5 settlement charge recorded in the third quarter of 2014 as a result of additional payments from our U.S. pension plan.
The decrease of 490 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•
a decrease of 80 basis points from lower expenses related to our Service Model Transformation ("SMT") project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013;

•	a decrease of 80 basis points from lower bad debt expense, primarily in Brazil;

•	a decrease of 60 basis points from lower Representative and sales leader investment, primarily as a result of lower costs to support new product launches in Brazil;

•	a decrease of 60 basis points from lower brochure costs, primarily in Latin America and North America due to cost savings initiatives;

•	a decrease of 60 basis points primarily due to lower expenses associated with employee incentive compensation plans;

•	a decrease of 40 basis points as a result of the net impact of tax credits in Brazil recognized as revenue in the third quarters of 2014 and 2013; and

•	a decrease of 40 basis points from lower advertising costs, primarily in Latin America and North America.
See "Segment Review - Latin America" in this MD&A for a further discussion of the tax benefits in Brazil.
Impairment of Goodwill and Intangible Asset
During the third quarter of 2013, we recorded a non-cash impairment charge of $42 for goodwill and intangible assets associated with our China business. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for additional information.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense decreased by 9% compared to the prior-year period, primarily due to lower outstanding debt balances and lower average interest rates.
Interest income increased by less than $1 compared to the prior-year period.
Other expense, net, increased by approximately $10 compared to the prior-year period, primarily due to higher foreign exchange losses. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Effective Tax Rate
The effective tax rate was 36.3% compared to 120.1% in the prior-year period. The effective tax rate in 2014 and 2013 was impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2013 was also negatively impacted by the non-cash impairment charges for goodwill and intangible assets associated with our China business of $42, and a valuation allowance for deferred tax assets related to China. The Adjusted effective tax rate was 35.6% for the third quarter of 2014 compared to 32.5% in the prior-year period. The higher 2014 Adjusted effective tax rate is primarily due to valuation allowances for deferred taxes.
In the event future performance does not improve in certain countries or we are not able to implement possible tax planning strategies, a change in our judgment with respect to the realizability of deferred tax assets may result in non-cash charges within income taxes.
Nine Months Ended September 30, 2014
Revenue
During the nine months ended September 30, 2014, revenue declined 11% compared to the prior-year period primarily due to unfavorable foreign exchange. Constant $ revenue declined 2%. The decrease in Constant $ revenue was primarily due to a 5% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 5%, while the net impact of price and mix increased 3%.
On a category basis, our net sales and revenue growth rates were as follows:

	Nine Months Ended September 30,		%/Point Change
	2014	2013	US$	Constant $
Beauty:
Skincare	$1,946.1	$2,186.8	(11)%	(3)%
Fragrance	1,524.4	1,699.4	(10)	1
Color	1,167.9	1,329.5	(12)	(4)
Total Beauty	4,638.4	5,215.7	(11)	(2)
Fashion & Home:
Fashion	1,035.2	1,182.3	(12)	(6)
Home	666.9	741.2	(10)	1
Total Fashion & Home	1,702.1	1,923.5	(12)	(3)
Net sales	$6,340.5	$7,139.2	(11)	(2)
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 260 basis points and increased 10 basis points, respectively, compared to the same period of 2013. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin", "Selling, General and Administrative Expenses", and "Impairment of Goodwill and Intangible Asset."
Gross Margin
Gross margin and Adjusted gross margin decreased 210 basis points and 80 basis points, respectively, compared to the same period of 2013. The gross margin comparison was largely impacted by an adjustment of $116 associated with our Venezuela operations to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela. Partially offsetting the decrease in gross margin was a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as $4 was recognized in the current-year period as compared to $40 in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The decrease of 80 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of 150 basis points due to the unfavorable impact of foreign exchange, driven by Europe, Middle East & Africa and Latin America; and

•
an increase of 50 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina).

Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 100 basis points and decreased 90 basis points, respectively, compared to the same period of 2013. Selling general and administrative expenses as a percentage of revenue was impacted by a higher amount of CTI restructuring as compared to the prior-year period. Additionally, in the current-year period, selling, general and administrative expenses as a percentage of revenue was impacted by the additional $46 accrual recorded in the first quarter of 2014 for the potential settlements related to the FCPA investigations, the $29 aggregate settlement charges recorded in the second and third quarters of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan, and $16 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation. In the prior-year period, selling, general and administrative expenses as a percentage of revenue was impacted by the $12 accrual recorded in the second quarter of 2013 for the offer of settlement relating to the FCPA investigations, and $5 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation.
The decrease of 90 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	a decrease of 50 basis points from lower expenses related to our SMT project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013;

•	a decrease of 20 basis points as a result of the net impact of tax credits in Brazil recognized as revenue in 2014 and 2013;

•	a decrease of 20 basis points from lower bad debt expense;

•	a decrease of 20 basis points from lower Representative and sales leader investment, primarily in North America and Latin America;

•	a decrease of 20 basis points from lower field spend, primarily in Latin America driven by Brazil; and

•	a decrease of 20 basis points from lower professional and related fees associated with the FCPA investigations and compliance reviews.
These items were partially offset by the following:

•	an increase of 80 basis points from foreign exchange.
See "Segment Review - Latin America" in this MD&A for a further discussion of the tax benefits in Brazil.
Impairment of Goodwill and Intangible Asset
During the third quarter of 2013, we recorded a non-cash impairment charge of $42 for goodwill and intangible assets associated with our China business. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for additional information.
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
Other expense, net, increased 28% compared to the prior-year period, primarily due to a more significant impact, $54 in 2014 as compared to $34 in 2013, from the devaluations of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
Effective Tax Rate
The effective tax rate was 180.0% compared to 67.6% in the prior-year period. The effective tax rate in 2014 and 2013 was impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2014 was also negatively impacted by the additional $46 accrual recorded in the first quarter of 2014 for the potential settlements related to the FCPA investigations as a portion of the potential settlements is not deductible and there is uncertainty surrounding our ability to deduct the remaining portion. The effective tax rate in 2013 was also negatively impacted by the non-cash impairment charges for goodwill and intangible assets associated with our China business of $42, a $12 accrual recorded in the second quarter of 2013 for the offer of settlement relating to the FCPA investigations, and a valuation allowance for deferred tax assets related to China. The Adjusted effective tax rate was 40.9% for the first nine months of 2014 compared to 34.0% in the prior-year period. The higher 2014 Adjusted effective tax rate is primarily due to an adjustment to the carrying value of our state deferred tax balances due to changes in the expected tax rate, valuation allowances for deferred taxes, including the impact of legislative changes, and an out-of-period adjustment of $6 recorded in the second quarter of 2014.
Segment Review
Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2014	2013	US$	Constant $	2014	2013	US$	Constant $
Total revenue	$1,067.2	$1,207.7	(12)%	2%	$3,187.7	$3,604.2	(12)%	3%
Operating profit	142.3	121.7	17%	17%	196.9	370.9	(47)%	(6)%
CTI restructuring	.2	.1			18.0	2.2
Venezuelan special items	2.0	14.9			135.7	44.7
Adjusted operating profit	$144.5	$136.7	6%	18%	$350.6	$417.8	(16)%	(2)%

Operating margin	13.3%	10.1%	3.2	1.5	6.2%	10.3%	(4.1)	(1.0)
CTI restructuring	—	—			.6	.1
Venezuelan special items	.2	1.2			4.3	1.2
Adjusted operating margin	13.5%	11.3%	2.2	1.7	11.0%	11.6%	(.6)	(.6)

Change in Active Representatives(1)				(4)%				(4)%
Change in units sold				(5)%				(3)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2014
Total revenue decreased 12% compared to the prior-year period due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue increased 2%. The region's revenue growth was benefited by approximately 2 points due to the net impact of certain tax benefits in Brazil. In addition, higher average order was partially offset by a decrease in Active

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Representatives. Revenue in Venezuela declined 84%, unfavorably impacted by foreign exchange, or increased 29% on a Constant $ basis. Revenue in Mexico declined 7%, or 6% on a Constant $ basis. Revenue in Brazil increased 1%, or was relatively unchanged on a Constant $ basis. Brazil's revenue benefited by approximately 4 points as a result of the net impact of certain tax benefits.
Effective February 13, 2013, the official exchange rate in Venezuela moved from 4.30 (Venezuelan Bolívares to U.S. dollars) to 6.30, a devaluation of 32%. In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. Effective March 31, 2014, we began to utilize the SICAD II exchange rate to remeasure our Venezuelan operations, which was approximately 50, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate of 6.30 that we used previously.
In 2014, our Constant $ revenue growth and Constant $ operating profit growth will not be impacted by the use of the SICAD II exchange rate as we apply the exchange rate of 6.30 to current and prior periods for our Venezuela operations in order to determine Constant $ growth. If we were to use an exchange rate of 50 (which is a rate more reflective of the SICAD II rate) for our Venezuela operations for the three months ended September 30, 2014, the region's Constant $ revenue would have been relatively unchanged from the prior-year period, the region's Constant $ Adjusted operating margin increase would still have been 1.7 points, and Avon's consolidated Constant $ revenue would have declined 1%. As we update our Constant $ rates on an annual basis, we will utilize the SICAD II exchange rate in our Constant $ financial performance beginning with our 2015 results. See below for further discussion regarding the impact of the Venezuelan currency devaluations.
Brazil's Constant $ revenue benefited by approximately 4 points due to the net benefit of larger tax credits recognized in the third quarter of 2014 as compared to the third quarter of 2013. In the third quarters of 2014 and 2013, Brazil recognized tax credits of $42 and $22, respectively, primarily associated with a change in estimate of expected recoveries of VAT. As the tax credits are associated with VAT, which is recorded as a reduction to revenue, the benefit from these VAT credits is recognized as revenue. Brazil was impacted by a challenging macroeconomic environment and high levels of competitive activity. On a Constant $ basis, Brazil’s sales from Beauty products decreased 4%, driven by a decline in color, in part due to a disappointing new product launch. On a Constant $ basis, Brazil's sales from Fashion & Home products decreased 3%. As we continue to analyze indirect taxes, including VAT, in Brazil, we may recognize additional adjustments.
Mexico's Constant $ revenue decline was primarily due to a decrease in Active Representatives, partially offset by higher average order as we made progress on improved product offerings and pricing. Constant $ revenue growth in Venezuela was primarily due to higher average order, partially offset by a decrease in Active Representatives. Venezuela's average order benefited from the inflationary impact on pricing that was partially offset by a decrease in units sold. Venezuela's Active Representatives and units sold were negatively impacted by the reduced size of our product offering as a result of our increased difficulty to import products and raw materials. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin benefited by 1.0 point as compared to the prior-year period due to a lower impact in 2014 of the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Adjusted operating margin increased 2.2 points, or 1.7 points on a Constant $ basis, primarily as a result of:

•	a benefit of 1.5 points associated with the net impact of tax credits in Brazil recognized as revenue in the third quarters of 2014 and 2013, discussed above;

•
a benefit of 1.3 points from lower Representative and sales leader investment. This was primarily in Brazil and includes .6 points as a result of out-of-period adjustments and lower costs to support new product launches;

•	a benefit of 1.1 points from lower bad debt expense, primarily in Brazil;

•	a benefit of .9 points from lower brochure costs, driven by Venezuela primarily as a result of cost savings initiatives;

•
a decline of 1.7 points due to lower gross margin caused primarily by 1.7 points from higher supply chain costs, primarily due to inflationary costs and higher obsolescence, as well as 1.0 point from foreign exchange, primarily in Venezuela. The negative impacts were partially offset by 1.4 points from the favorable net impact of mix and pricing. Benefits from pricing include the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina), on inventory acquired in advance of such inflation;

•	a decline of .9 point from higher administrative expenses; and

•	a decline of .8 points from higher distribution expenses, driven by inflation in Venezuela and Argentina.
We expect the environment in Latin America to continue to be challenging in the near term with a weak economy and high levels of competition.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2014
Total revenue decreased 12% compared to the prior-year period due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 3%. The region's revenue growth benefited by approximately 1 point due to the net impact of certain tax benefits in Brazil. In addition, higher average order was offset by a decrease in Active Representatives. Average order benefited from pricing, including inflationary impacts, primarily in Venezuela. Revenue in Venezuela and Mexico declined 45% and 12%, respectively, which were unfavorably impacted by foreign exchange, and Constant $ revenue in Venezuela and Mexico increased 37% and declined 9%, respectively. Revenue in Brazil declined 5%, which was unfavorably impacted by foreign exchange, and Constant $ revenue in Brazil increased 3%. Brazil's revenue benefited by approximately 2 points as a result of the net impact of certain tax benefits.
If we were to use an exchange rate of 50 (which is a rate more reflective of the SICAD II rate) for our Venezuela operations for the nine months ended September 30, 2014, the region's Constant $ revenue would be relatively unchanged, the region's Constant $ Adjusted operating margin decrease would still have been .6 points, and Avon's consolidated Constant $ revenue decline would have been 4%. See below for further discussion regarding the impact of the Venezuelan currency devaluation.
Brazil's Constant $ revenue benefited by approximately 2 points due to the net benefit of larger tax credits recognized in 2014 as compared to the benefit and tax credits recognized in the first and third quarters of 2013. Of the VAT credits recognized in 2014, approximately $13 were out-of-period adjustments that were recorded in 2014. On a Constant $ basis, Brazil’s sales from Beauty products were relatively unchanged, and sales from Fashion & Home products increased 3%. Brazil's Constant $ revenue growth was primarily driven by higher average order.
Mexico's Constant $ revenue decline was primarily due to a decrease in Active Representatives. Constant $ revenue growth in Venezuela was primarily due to higher average order, partially offset by a decrease in Active Representatives. Venezuela's average order benefited from the inflationary impact on pricing that was partially offset by a decrease in units sold. Venezuela's Active Representatives and units sold were negatively impacted by the reduced size of our product offering as a result of our increased difficulty to import products and raw materials. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 3.1 points as compared to the prior-year period due to a larger impact in 2014 of the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin was also negatively impacted by .5 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased .6 points on both a reported and Constant $ basis, primarily as a result of:

•
a decline of 1.2 points due to lower gross margin caused primarily by 1.8 points from foreign exchange, primarily in Venezuela. The negative impact of foreign exchange was partially offset by .9 points from the favorable net impact of mix and pricing. Benefits from pricing include the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina), on inventory acquired in advance of such inflation;

•	a decline of .8 points from higher transportation expenses, driven by inflation in Venezuela and Argentina and other cost pressures in the region;

•	a decline of .6 points from higher administrative expenses, partially driven by inflationary costs;

•	a benefit of .8 points associated with the net impact of tax credits in Brazil recognized as revenue in 2014 and 2013, discussed above;

•
a benefit of .5 points from lower Representative and sales leader investment. This was primarily in Brazil and includes .2 points as a result of out-of-period adjustments and lower costs to support new product launches;

•	a benefit of .4 points from lower field spend, primarily in Brazil; and

•	various other insignificant items that benefited operating margin and Adjusted operating margin.
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
With respect to our 2013 results, effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of 32%. As a result of the change in the official rate to 6.30, we recorded an after-tax loss of $51 ($34 in other expense, net, and $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at the historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs impacted the income statement during 2013 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their U.S. historic dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, the first nine months of 2013 operating profit and net income were negatively impacted by $45, due to the difference between the historical U.S. dollar cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. Results for periods prior to 2013 were not impacted by the change in the official rate in February 2013.
In March 2013, the government announced a foreign exchange system ("SICAD I") that increased government control over the allocation of U.S. dollars in the country. In January 2014, the government expanded SICAD I to include certain types of transactions, including dividends and royalties. The availability of U.S. dollars under the SICAD I market for Avon has been limited to-date. At September 30, 2014, the SICAD I rate was approximately 12.
In February 2014, the Venezuelan government announced a new foreign exchange system ("SICAD II") which began operating on March 24, 2014. The Venezuelan government has indicated that all companies incorporated or domiciled in Venezuela in all sectors will be allowed to obtain U.S. dollars through the SICAD II market. The exchange rates established through the SICAD II market fluctuate daily and have been significantly higher than both the official rate and SICAD I rate. While there are multiple legal mechanisms in Venezuela to exchange currency, not all exchange mechanisms and rates are available to all entities. In April 2014, we began to access the SICAD II market and have been able to obtain only limited U.S. dollars. While liquidity may be limited through the SICAD II market, in comparison to the other available exchange rates (the official rate and SICAD I rate), it represents the rate which better reflects the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014.
At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which caused the recognition of a devaluation of approximately 88%. As a result of our change to the SICAD II rate, we recorded an after-tax loss of $42 ($54 in other expense, net, and a benefit of $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. At September 30, 2014, the SICAD II exchange rate was approximately 50.
Additionally, certain non-monetary assets are carried at their historical U.S. dollar cost subsequent to the devaluation. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. We recognized an additional negative impact of approximately $20 to operating profit and net income relating to these non-monetary assets in the second and third quarters of 2014. We expect an additional negative impact of approximately $1 to 2014 operating profit and net income relating to these non-monetary assets. In addition, at March 31, 2014, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets were recoverable, and determined that they were. As such, no impairment of Avon Venezuela's long-lived assets was required; however, further devaluations or regulatory actions may impair the carrying value of Avon Venezuela's long-lived assets, which was approximately $104 at September 30, 2014.
At September 30, 2014, we had a net asset position of $106 associated with our operations in Venezuela, which included cash balances of $4, of which approximately $3 was denominated in Bolívares remeasured at the September 30, 2014 SICAD II rate. Of the $106 net asset position, a net liability of approximately $6 was associated with Bolívar-denominated monetary net assets. During the first nine months of 2014, Avon Venezuela (using the 6.30 exchange rate for the first quarter and the SICAD II rate beginning in the second quarter) represented approximately 3% of Avon’s consolidated revenue and 3% of Avon’s consolidated Adjusted operating profit. If we had remeasured Avon Venezuela's income statement at the SICAD II rate of approximately 50 for the entire nine months ended September 30, 2014, Avon Venezuela would have represented approximately 1% of Avon's consolidated revenue and 1% of Avon's consolidated Adjusted operating profit.
Because the rate in the SICAD II market will vary throughout the year, there also will be ongoing impacts primarily related to the remeasurement of Avon Venezuela's financial statements. If the SICAD II rate was further devalued by 15% as of September 30, 2014, or from the rate of approximately 50 to a rate of approximately 60 Bolívares to the U.S. dollar, Avon's prospective consolidated results would likely not be materially impacted. Avon's consolidated Adjusted operating profit during

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

the first twelve months following the devaluation, in this example, would likely be negatively impacted by approximately 1%. The larger negative impact on operating profit during the first twelve months as compared to the prospective impact is caused by costs of non-monetary assets being carried at historical dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
In 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin. During the first nine months of 2014, this law did not have a significant effect on Avon Venezuela's results; however, it is uncertain how this new law may be interpreted and enforced in the future.
Argentina Discussion
In late 2011, the Argentine government introduced restrictive currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At September 30, 2014, we had a net asset position of $82 associated with our operations in Argentina. During the first nine months of 2014, Avon Argentina represented approximately 4% of Avon’s consolidated revenue and 6% of Avon’s consolidated Adjusted operating profit.
To illustrate our sensitivity to potential future changes in the exchange rate in Argentina, if the exchange rate was devalued by approximately 50% from the average exchange rate of Argentina's first nine months of 2014 results, and using the first nine months of 2014 results, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 2% and annualized consolidated operating profit would likely be negatively impacted by approximately 4% prospectively. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
As of September 30, 2014, we did not account for Argentina as a highly inflationary economy. As a result, any potential devaluation would not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.
Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2014	2013	US$	Constant $	2014	2013	US$	Constant $
Total revenue	$620.0	$619.2	—%	5%	$1,932.9	$2,030.7	(5)%	—%
Operating profit	55.5	61.4	(10)%	(4)%	199.7	276.9	(28)%	(23)%
CTI restructuring	(.4)	(.4)			17.2	12.5
Adjusted operating profit	$55.1	$61.0	(10)%	(5)%	$216.9	$289.4	(25)%	(20)%

Operating margin	9.0%	9.9%	(.9)	(.8)	10.3%	13.6%	(3.3)	(3.0)
CTI restructuring	(.1)	(.1)			.9	.6
Adjusted operating margin	8.9%	9.9%	(1.0)	(.9)	11.2%	14.3%	(3.1)	(2.8)

Change in Active Representatives(1)				2%				(2)%
Change in units sold				4%				(1)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2014
Total revenue was relatively unchanged compared to the prior-year period, due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue increased 5%. The region's Constant $ revenue was negatively impacted by approximately 1 point as a result of the closure of the France business. The region's Constant $ revenue was favorably impacted by higher average order and an increase in Active Representatives. The region's Constant $ revenue growth was supported by a recovery in Russia.
In Russia, revenue increased 4%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue increased 14%, despite an ongoing difficult economy, including the impact of geopolitical uncertainties. The Constant

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

$ revenue increase was primarily due to an increase in Active Representatives and higher average order, which both reflect actions to drive unit sales in Beauty, promotional activity to drive Fashion & Home sales of excess inventory and a benefit from the timing of our sales campaigns. The timing issue, which benefited the growth rate in Russia in the third quarter of 2014, will reduce the growth rate in the fourth quarter of 2014. In the United Kingdom, revenue increased 12%, which was favorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue increased 4%, primarily due to higher average order, partially offset by a decrease in Active Representatives. In Turkey, revenue declined 9%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue declined 1%, primarily due to a decrease in Active Representatives. In South Africa, revenue increased 6%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue increased 13%, primarily due to an increase in Active Representatives.
Operating margin decreased .9 points and Adjusted operating margin decreased 1.0 point, or .9 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.6 points due to lower gross margin caused primarily by an estimated 2 points from foreign exchange, as well as .9 points due to the unfavorable net impact of mix and pricing which includes increased efforts to drive Fashion & Home sales; and

•
a net benefit of 1.4 points primarily due to the Constant $ revenue growth with respect to our fixed expenses. This was partly caused by lower expenses associated with employee incentive compensation plans.

Nine Months Ended September 30, 2014
Total revenue decreased 5% compared to the prior-year period, due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue was relatively unchanged. The region's Constant $ revenue was negatively impacted by approximately 1 point as a result of the closure of the France business.
In Russia, revenue declined 13%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue decreased 2%, primarily due to a decrease in Active Representatives, partially offset by higher average order. Russia was negatively impacted by a difficult economy, including the impact of geopolitical uncertainties, which was partially offset by actions to drive unit sales in the third quarter of 2014. In the United Kingdom, revenue increased 8%, which was favorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue remained relatively unchanged, as higher average order was offset by a decrease in Active Representatives. In Turkey, revenue declined 15%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue declined 2%, primarily due to lower average order, partially offset by an increase in Active Representatives. In South Africa, revenue declined 4%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue increased 8%, primarily due to an increase in Active Representatives.
Operating margin was negatively impacted by .3 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 3.1 points, or 2.8 points on a Constant $ basis, primarily as a result of:

•	a decline of 2.4 points due to lower gross margin caused primarily by an estimated 3 points from foreign exchange; and

•	a decline of .5 points primarily due to higher fixed expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2014	2013	US$	Constant $	2014	2013	US$	Constant $
Total revenue	$276.7	$328.6	(16)%	(15)%	$876.5	$1,087.4	(19)%	(19)%
Operating loss	(18.3)	(32.7)	44%	43%	(54.1)	(53.5)	(1)%	(1)%
CTI restructuring	1.8	(.8)			17.4	10.3
Pension settlement charge	4.0	—			21.4	—
Adjusted operating loss	$(12.5)	$(33.5)	63%	62%	$(15.3)	$(43.2)	65%	64%

Operating margin	(6.6)%	(10.0)%	3.4	3.3	(6.2)%	(4.9)%	(1.3)	(1.2)
CTI restructuring	.7	(.2)			2.0	.9
Pension settlement charge	1.4	—			2.4	—
Adjusted operating margin	(4.5)%	(10.2)%	5.7	5.7	(1.7)%	(4.0)%	2.3	2.2

Change in Active Representatives(1)				(18)%				(18)%
Change in units sold				(22)%				(26)%
(1) See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2014
Total revenue decreased 16%, or 15% on a Constant $ basis, compared to the prior-year period, primarily due to a decrease in Active Representatives, partially offset by higher average order. Active Representatives continued to be negatively impacted by recruitment challenges. Sales from Beauty products and Fashion & Home products each declined 16%, or 15% on a Constant $ basis. In addition, we believe units continued to be negatively impacted by the decreased depth and frequency of discounting. We continue to adjust the balance of both the depth and frequency of discounting in an effort to drive revenue and maximize profitability.
Operating margin was negatively impacted by 1.4 points from a settlement charge associated with the U.S. pension plan as discussed in more detail below. Operating margin was negatively impacted by .9 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 5.7 points on both a reported and Constant $ basis, primarily as a result of:

•
a net benefit of 1.3 points due to lower fixed expenses, which was partially offset by the unfavorable impact of declining revenue with respect to our fixed expenses. Lower fixed expenses primarily resulted from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, and reduced field spending;

•	a benefit of 1.2 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives;

•	a benefit of 1.0 point due to reduced advertising spend, which was primarily attributable to a shift towards more cost effective recruitment strategies;

•
a benefit of .8 points from lower distribution expenses, primarily resulting from our cost savings initiatives, including the closure of the Atlanta distribution facility that was associated with the $400M Cost Savings Initiative;

•	a benefit of .6 points due to lower Representative and sales leader investment primarily due to lower commissions and reduced appointments of new Representatives; and

•	a benefit of .5 points due to lower bad debt expense.
We continue to expect year-over-year revenue declines within North America. We are focused on restoring field health, improving our brochure and creating a sustainable cost base which may include additional restructuring actions.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2014
Total revenue decreased 19% on both a reported and Constant $ basis compared to the prior-year period, primarily due to a decrease in Active Representatives. Active Representatives continued to be negatively impacted by recruitment challenges. Sales from Beauty products declined 20%, or 19% on a Constant $ basis. Sales from Fashion & Home products declined 19%, or 18% on a Constant $ basis. In addition, we believe units were negatively impacted by the decreased depth and frequency of discounting.
Operating margin was negatively impacted by 2.4 points from settlement charges associated with the U.S. pension plan as discussed in more detail below. Operating margin was negatively impacted by 1.1 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 2.3 points, or 2.2 points on a Constant $ basis, primarily as a result of:

•	a benefit of 1.3 points due to reduced advertising spend, which was primarily attributable to a shift towards more cost effective recruitment strategies;

•
a benefit of 1.1 points due to higher gross margin caused primarily by 1.0 point from the favorable net impact of mix and pricing. Pricing was favorably impacted by the decreased depth and frequency of discounting;

•	a benefit of .9 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives;

•	a benefit of .6 points due to lower Representative and sales leader investment primarily due to lower commissions and reduced appointments of new Representatives;

•
a benefit of .4 points from lower distribution expenses, primarily resulting from our cost savings initiatives, including the closure of the Atlanta distribution facility that was associated with the $400M Cost Savings Initiative;

•
a net decline of 2.1 points due to the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, and reduced field spending; and

•	a decline of .5 points with respect to transportation expenses, due to the net impact of declining revenue and increased costs per unit as a result of lower volume.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. Because the settlement threshold was exceeded in the second quarter of 2014, a settlement charge of $5.4 was also recorded in the third quarter of 2014 as a result of additional payments from our U.S. pension plan. These settlement charges were allocated between Global Expenses and the operating results of North America.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2014	2013	US$	Constant $	2014	2013	US$	Constant $
Total revenue	$174.3	$167.4	4%	4%	$513.3	$565.5	(9)%	(6)%
Operating profit (loss)	9.0	(39.7)	*	*	15.6	(12.2)	*	*
CTI restructuring	—	.2			2.9	1.1
Asset impairment and other charges	—	42.1			—	42.1
Adjusted operating profit	$9.0	$2.6	*	*	$18.5	$31.0	(40)%	(31)%

Operating margin	5.2%	(23.7)%	28.9	28.8	3.0%	(2.2)%	5.2	5.9
CTI restructuring	—	.1			.6	.2
Asset impairment and other charges	—	25.1			—	7.4
Adjusted operating margin	5.2%	1.6%	3.6	3.7	3.6%	5.5%	(1.9)	(1.4)

Change in Active Representatives(1)				(9)%				(8)%
Change in units sold				11%				(3)%
(1) Excludes China. See "Performance Metrics" in this MD&A for a discussion of the update to the definition of Change in Active Representatives.
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2014
Total revenue increased 4% on both a reported and Constant $ basis compared to the prior-year period. Constant $ revenue benefited from higher average order which was driven by an increase in units sold, partially offset by a decrease in Active Representatives. Revenue in the Philippines increased 5% on both a reported and Constant $ basis, as higher average order was partially offset by a decrease in Active Representatives. Revenue in China increased on both a reported and Constant $ basis, primarily due to an increase in units sold as compared to the prior-year period. The increase in units sold in China was primarily due to the actions taken during the third quarter of 2013 which were intended to reduce inventory levels held by the beauty boutiques. These actions negatively impacted our sales to the beauty boutiques in China in the prior-year period. Additionally, the number of beauty boutiques declined as compared to the prior-year period.
Operating margin benefited by 25.1 points as compared to the prior-year period due to the impacts of non-cash goodwill and intangible asset impairment charges associated with our China business. The non-cash goodwill and intangible assets impairment charge in the third quarter of 2013 was recorded based on an interim impairment analysis, which was completed as a result of the significant lowering of our long-term revenue and earnings projections for China and the decline in revenue performance in China in the third quarter of 2013, which was significantly in excess of our expectations. Refer to Note 11, Goodwill and Intangible Assets, to the consolidated financial statements included herein for more information. Operating margin benefited by .1 point as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 3.6 points, or 3.7 points on a Constant $ basis, primarily as a result of:

•
a net benefit of 5.4 points primarily due to the Constant $ revenue growth with respect to our fixed expenses, as well as benefits from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative. This was partly caused by lower expenses associated with employee incentive compensation plans;

•	a benefit of 1.7 points from lower bad debt expense primarily due to an adjustment regarding the collectibility of our receivables;

•
a decline of 2.2 points due to lower gross margin caused primarily by 1.1 points from the unfavorable net impact of pricing and mix which was primarily due to unit driving offers, .5 points from higher supply chain costs, and .5 points from foreign exchange. Higher supply chain costs were primarily due to higher material costs; and

•	a decline of 1.3 points due to higher advertising spend, primarily in China to support product re-launches.
Asia Pacific overall remains challenging.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2014
Total revenue decreased 9% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 6%, as an increase in the Philippines was more than offset by declines in the other Asia Pacific markets. Constant $ revenue was also impacted by a decrease in Active Representatives, partially offset by higher average order. Revenue in the Philippines declined 3%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, revenue in the Philippines increased 2%, as higher average order was partially offset by a decrease in Active Representatives. Revenue in China declined 16% on both a reported and Constant $ basis, primarily due to a decline in the number of beauty boutiques. The decline in the number of beauty boutiques negatively impacted unit sales, but was partially offset by actions taken during the third quarter of 2013 which were intended to reduce inventory levels held by the beauty boutiques that did not recur in 2014.
Operating margin benefited by 7.4 points as compared to the prior-year period due to the impacts of non-cash goodwill and intangible asset impairment charges associated with our China business as discussed in more detail above. Operating margin was negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 1.9 points, or 1.4 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.3 points due to lower gross margin caused primarily by .8 points from the unfavorable net impact of pricing and mix primarily driven by the Philippines, .8 points from higher supply chain costs and .7 points from foreign exchange. Higher supply chain costs were driven by higher overhead costs primarily due to the impact of lower unit volume;

•	a decline of 1.2 points due to higher advertising spend, primarily in China to support product re-launches;

•	a benefit of 1.4 points from lower bad debt expense, primarily as the 2013 results included an adjustment associated with prior periods in the Philippines; and

•
a net benefit of .7 points due to the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative.

Global Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Total global expenses	$105.0	$152.1	(31)%	$444.0	$456.1	(3)%
CTI restructuring	.9	.7		20.9	2.4
FCPA accrual	—	—		46.0	12.0
Pension settlement charge	1.4	—		7.5	—
Adjusted total global expenses	$102.7	$151.4	(32)%	$369.6	$441.7	(16)%
Allocated to segments	(104.4)	(109.6)	(5)%	(316.1)	(318.4)	(1)%
Adjusted net global expenses	$(1.7)	$41.8	*	$53.5	$123.3	(57)%

Net global expenses(1)	$.6	$42.5	(99)%	$127.9	$137.7	(7)%
(1) Net global expenses represents total global expenses less amounts allocated to segments.
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2014
As compared to the prior-year period, total global expenses were negatively impacted by a settlement charge associated with the U.S. pension plan (discussed below).
Adjusted total global expenses decreased compared to the prior-year period with the majority of the decrease due to lower expenses related to our SMT project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013 and lower expenses associated with employee incentive compensation plans. During the third quarter of 2014, we updated our estimates associated with employee incentive compensation plans and reversed a portion of such accruals. In addition, lower marketing expenses and lower professional and related fees associated with the FCPA investigations and compliance reviews contributed to the decrease in our Adjusted total global expenses. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

included herein, amounted to approximately $1 in the three months ended September 30, 2014, as compared to approximately $6 in the prior-year period. These fees were not allocated to the segments. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. In addition, if the currently contemplated settlements are approved, we will incur ongoing costs related to the compliance monitor and self-monitoring and reporting obligations.
As the amounts allocated to segments are based upon the budget for certain global expenses and we have realized savings when compared to the budget, primarily as a result of our cost savings initiatives, we had a net benefit in Adjusted net global expenses for the three months ended September 30, 2014.
Nine Months Ended September 30, 2014
As compared to the prior-year period, total global expenses were negatively impacted by the additional $46 accrual recorded in the first quarter of 2014 for the potential settlements related to the FCPA investigations, higher CTI restructuring and settlement charges associated with the U.S. pension plan, partially offset by a $12 accrual in the second quarter of 2013 for the offer of settlement relating to the FCPA investigations. As a result of the payments made to former employees who are vested and participate in the U.S. pension plan, in the second quarter of 2014, we recorded a settlement charge of $23.5. Because the settlement threshold was exceeded in the second quarter of 2014, a settlement charge of $5.4 was also recorded in the third quarter of 2014 as a result of additional payments from our U.S. pension plan. These settlement charges were allocated between Global Expenses and the operating results of North America. See "Segment Review - North America" in this MD&A for a further discussion of the settlement charge.
Adjusted total global expenses decreased compared to the prior-year period primarily due to lower expenses related to our SMT project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013, lower professional and related fees associated with the FCPA investigations and compliance reviews and lower expenses associated with employee incentive compensation plans. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 6 to the consolidated financial statements included herein, amounted to approximately $6 in the nine months ended September 30, 2014, as compared to approximately $22 in the prior-year period. These fees were not allocated to the segments. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews. In addition, if the currently contemplated settlements are approved, we will incur ongoing costs related to the compliance monitor and self-monitoring and reporting obligations.
With respect to the global expenses discussion above, for the three and nine months ended September 30, 2014, please see "Risk Factors - We are engaged in ongoing settlement discussions with the DOJ and the staff of the SEC related to their investigations of FCPA and related matters. Although we have now reached an understanding with respect to terms of settlement with each of the DOJ and the staff of the SEC, there can be no assurance that our efforts to finalize such settlements will be successful or, if they are, what the timing of any such settlements would be or whether the required authorizations and approvals of such settlements will be received" contained in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, and Note 6, Contingencies, to the consolidated financial statements included herein, for more information regarding the FCPA investigations, compliance reviews, and other related matters, including our expectations with respect to future professional and related fees related to the FCPA investigations and compliance reviews.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, borrowings under lines of credit, public offerings of notes, bank financings, issuance of commercial paper and a private placement of notes. At September 30, 2014, we had cash and cash equivalents totaling $826, which includes cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $3. For more information with respect to currency restrictions and the currency devaluations, see "Segment Review - Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations" contained in our 2013 Form 10-K.
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
Cash Flows
Net Cash Provided by Continuing Operating Activities
During the first nine months of 2014, continuing operating activities provided $126 of cash as compared to $96 during the first nine months of 2013. Operating cash flow during the first nine months of 2013 was unfavorably impacted by payments for the make-whole premiums of approximately $90 in connection with the prepayment of debt and a $25 contribution to the United Kingdom pension plan as a result of our decision to freeze the plan, both of which did not recur in 2014. In addition, operating cash flow during the first nine months of 2014 was favorably impacted by the timing of accounts payable, primarily for inventory purchases, and lower tax payments. These favorable impacts to the year-over-year comparison of cash from operating activities were partially offset by lower cash-related earnings and higher payments for employee incentive compensation.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first nine months of 2014 was $34 lower than during the first nine months of 2013 primarily due to lower capital expenditures, partially offset by the sale of the Springdale, Ohio manufacturing facility which occurred in the first quarter of 2013. Lower capital expenditures was driven by the decision to halt the further roll-out of SMT beyond Canada in the fourth quarter of 2013. Capital expenditures for the full year 2014 are estimated to be approximately $120 to $140 and are expected to be funded by cash from operations.
Net Cash Used by Continuing Financing Activities
Net cash used by continuing financing activities was $168 during the first nine months of 2014 compared to $380 during the first nine months of 2013. This was primarily due to the significant financing transactions in the first nine months of 2013, partially offset by the repayment of the remaining $53 outstanding principal amount of the term loan agreement (as defined below) in the second quarter of 2014. The first nine months of 2013 transactions included the prepayment of $535 principal amount of the Private Notes (as defined below), the prepayment of $500 principal amount of the 2014 Notes (as defined below), the repayment of $498 of the outstanding principal amount of the term loan agreement (as defined below), the scheduled repayment of $250 principal amount of the 4.80% Notes, due March 1, 2013, and the scheduled repayment of $125 principal amount of the 4.625% Notes, due May 15, 2013, which were partially offset by the proceeds of $1.5 billion related to issuance of the Notes (as defined below) and proceeds of $88 related to the termination of interest-rate swap agreements designated as fair value hedges. See Note 14, Debt and Note 13, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein for more information.
We have maintained a dividend of $.06 per share for the first, second and third quarters of 2014, which was equivalent to our quarterly dividends in 2013.

Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. The $1 billion available under the revolving credit facility is effectively reduced by the principal amount of any commercial paper outstanding (which was $0 at September 30, 2014). Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of September 30, 2014, there were no amounts outstanding under the revolving credit facility.

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
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016, $500.0 principal amount of 4.60% Notes, due March 15, 2020, $500.0 principal amount of 5.00% Notes, due March 15, 2023 and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement, to prepay the Private Notes (as defined below) and 2014 Notes (plus make-whole premium and accrued interest for both prepayments), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. As a result of the long-term credit rating downgrade by Moody's to Ba1 (Stable outlook) (as discussed below), the interest rates on the Notes will increase by .25%, effective as of March 15, 2015.
At September 30, 2014, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018, $250.0 principal amount of our 4.20% Notes due July 15, 2018 and $350.0 principal amount of our 6.50% Notes due March 1, 2019.
Debt Covenants
The revolving credit facility contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The revolving credit facility also contains covenants that limit our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the revolving credit facility contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.75:1 at the end of the fiscal quarter ended September 30, 2014, and 3.5:1 at the end of each fiscal quarter thereafter. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the revolving credit facility) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the revolving credit facility) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the revolving credit facility allows us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the revolving credit facility; provided, that restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. We were in compliance with our interest coverage and leverage ratios under the revolving credit facility for the four fiscal quarters ended September 30, 2014. As of September 30, 2014, and based on then applicable interest rates, the full $1 billion revolving credit facility could have been drawn down without violating any covenant.
The indentures governing our outstanding notes described under the caption “Public Notes” above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase our 5.75% Notes due March 1, 2018, our 6.50% Notes due March 1, 2019 and each series of the Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings with S&P and Moody's. As described in the indenture, the interest rates on the Notes increase by .25% for each one-notch downgrade below investment grade on our long-term credit ratings by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the Notes. As a result of the long-term credit rating downgrade by Moody's to Ba1 (Stable outlook) (as discussed below), the interest rates on the Notes will increase by .25%, effective as of March 15, 2015.

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
Commercial Paper Program
We have a $1 billion commercial paper program, which is supported by the revolving credit facility. Our current credit ratings have essentially eliminated the demand for our commercial paper, and as a result, we intend to terminate the program. We have not had any amounts outstanding under this program during 2014 and have not sought to issue commercial paper since our March 2013 public offering.
Additional Information
Our long-term credit ratings are Ba1 (Stable Outlook) with Moody's and BB (Negative Outlook) with Fitch, which are below investment grade, and BBB- (Negative Outlook) with S&P, which is on the low end of investment grade. In October 2014, Moody's lowered their long-term credit rating from Baa3 (Negative Outlook) to Ba1 (Stable Outlook) which we do not believe will have a material impact on the near-term liquidity of the Company. However, additional rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," “Risk Factors - A downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital,” and “Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions” contained in our 2013 Form 10-K.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of September 30, 2014, we do not have any interest-rate swap agreements. Approximately 6% and approximately 8% of our debt portfolio at September 30, 2014 and December 31, 2013, respectively, was exposed to floating interest rates.
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
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our stabilization strategies, cost savings initiatives, multi-year restructuring programs and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of currency devaluations and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances, acquisitions or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

•
our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and realize the projected benefits (in the amounts and time schedules we expect) from, our stabilization strategies, cost savings initiatives, multi-year restructuring programs and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;

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

•
the effect of political, legal, tax and regulatory risks imposed on us in the U.S. and abroad, our operations or our Representatives, including foreign exchange, pricing, data privacy or other restrictions, the adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil, Russia, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

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

•
key information technology systems, process or site outages and disruptions, and any cyber security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or company information or compliance with information security and privacy laws and regulations in the event of such an incident which could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations, and related costs to address such malicious intentional acts and to implement adequate preventative measures against cyber security breaches;

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended September 30, 2014.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/14	481	(1)	$14.55	*	*
8/1 - 8/31/14	4,646	(1)	14.42	*	*
9/1 - 9/30/14	23,746	(1)	14.61	*	*
Total	28,873		$14.58	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	October 30, 2014	/s/ Robert Loughran
Robert Loughran
Acting Chief Financial Officer,
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