Form 10-K
period 2014-12-31
AVON PRODUCTS INC
filed 2015-02-24
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2014 (the last business day of our most recently completed second quarter) was $6.3 billion.
The number of shares of Common Stock (par value $.25) outstanding at January 31, 2015, was 434,755,598
 _________________________
Documents Incorporated by Reference
Part III - Portions of the registrant’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our stabilization strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency devaluations and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances, acquisitions or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

•
our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and/or realize the projected benefits (in the amounts and time schedules we expect) from, our stabilization strategies, cost savings initiatives, restructuring and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;

•	the possibility of business disruption in connection with our stabilization strategies, cost savings initiatives, or restructuring and other initiatives;

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

•
our ability to reverse declines in Active Representatives, to enhance our sales Leadership programs, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance branding and the Representative and consumer experience and increase Representative productivity through field activation programs and technology tools and enablers, to invest in the direct-selling channel, to offer a more social selling experience, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;

•
general economic and business conditions in our markets, including social, economic and political uncertainties in the international markets in our portfolio, such as in Russia and Ukraine, and any potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate;

•
the effect of economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy and the devaluation of its currency, the availability of various foreign exchange systems including limited access to SICAD II or the introduction of new exchange systems in Venezuela, foreign exchange restrictions, particularly foreign currency restrictions in Venezuela and Argentina, and the potential effect of such factors on our business, results of operations and financial condition;

•
developments in or consequences of any investigations and compliance reviews, and any litigation related thereto, including the investigations and compliance reviews of Foreign Corrupt Practices Act ("FCPA") and related United States ("U.S.") and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation, including the retention of a compliance monitor as required by the deferred prosecution agreement with the U.S. Department of Justice and a consent to settlement with the U.S. Securities and Exchange Commission, any changes in Company policy or procedure suggested by the compliance monitor or undertaken by the Company, the duration of the compliance monitor and whether and when the Company will be permitted to undertake self-reporting, the Company’s compliance with the deferred prosecution agreement and whether and when the charges against the Company are dismissed with prejudice;

•
a general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions, and the ability of our broad-based geographic portfolio to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability, competitive or other market pressures or conditions;

•
the effect of political, legal, tax and regulatory risks imposed on us in the U.S. and abroad, our operations or our Representatives, including foreign exchange, pricing, data privacy or other restrictions, the adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil, Russia, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in Venezuela;

•
the impact of U.S. tax regulations and changes in tax rates on the value of our deferred tax assets, and declining earnings, including the amount of any domestic source loss and the amount, type, jurisdiction and timing of any foreign source income (which may be impacted by foreign currency movements), on our ability to realize foreign tax credits in the U.S.;

•	competitive uncertainties in our markets, including competition from companies in the consumer packaged goods industry, some of which are larger than we are and have greater resources;

•
the impact of the adverse effect of volatile energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;

•	our ability to attract and retain key personnel;

•
other sudden disruption in business operations beyond our control as a result of events such as acts of terrorism or war, natural disasters, pandemic situations, large-scale power outages and similar events;

•
key information technology systems, process or site outages and disruptions, and any cyber security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of Representative, customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident which could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations, and related costs to address such malicious intentional acts and to implement adequate preventative measures against cyber security breaches;

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

•
the impact of a continued decline in our business results, which includes the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal or regulatory settlements, on our ability to comply with certain covenants in our revolving credit facility;

•
the impact of possible pension funding obligations, increased pension expense and any changes in pension standards and regulations or interpretations thereof on our cash flow and results of operations;

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
Additional information identifying such factors is contained in Item 1A of our 2014 Form 10-K for the year ended December 31, 2014. We undertake no obligation to update any such forward-looking statements.

PART I
ITEM 1. BUSINESS
(U.S. dollars in millions, except per share data)
When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
General
We are a global manufacturer and marketer of beauty and related products. We commenced operations in 1886 and were incorporated in the State of New York on January 27, 1916. We conduct our business in the highly competitive beauty industry and compete against other consumer packaged goods ("CPG") and direct-selling companies to create, manufacture and market beauty and non-beauty-related products. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare (which includes personal care), fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products.
Our business is conducted worldwide primarily in one channel, direct selling. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Financial information relating to our reportable segments is included in "Segment Review" within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," on pages 23 through 56 of this 2014 Annual Report on Form 10-K, which we refer to in this report as our "2014 Annual Report," and in Note 12, Segment Information, to the Consolidated Financial Statements on pages F-39 through F-41 of our 2014 Annual Report. We refer to each of the Notes to the Consolidated Financial Statements in this 2014 Annual Report as a "Note." Information about geographic areas is included in Note 12, Segment Information on pages F-39 through F-41 of our 2014 Annual Report.
Distribution
As of December 31, 2014, we had sales operations in 60 countries and territories, including the United States ("U.S."), and distributed our products in 41 other countries and territories. Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. At December 31, 2014, we had approximately 6 million active Representatives. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets, for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.
A Representative contacts customers directly, selling primarily through our brochure, which highlights new products and special promotions for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is usually generated every two weeks in the U.S. and every two to four weeks for most markets outside of the U.S. Generally, the Representative forwards an order for a campaign to us using the Internet, mail, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for her or his own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.
We employ certain web-enabled systems to increase Representative support, which allow a Representative to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and communications with us. In addition, in the U.S. and certain other markets, Representatives can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets.
In some markets, we use decentralized branches, satellite stores and independent retail operations (e.g., beauty boutiques) to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for us with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license our beauty centers and other retail-oriented and direct-to-consumer opportunities to reach new customers in complementary ways to direct selling. In the U.S., U.K. and certain other markets, we also utilize e-commerce and market our products through consumer websites (e.g., www.avon.com in the U.S.).

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
Promotion and Marketing
Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, promotional pieces, customer flyers, television advertising and print advertising may be used. In addition, we seek to motivate our Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the district sales or zone managers. The meetings are designed to keep Representatives abreast of product line changes, explain sales techniques and provide recognition for sales performance.
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
From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special promotions or other special price offers. We expect our broad product lines and pricing flexibility to mitigate the effect of these regulations.
Competitive Conditions
We face competition from various products and product lines both domestically and internationally. The beauty and beauty-related products industry is highly competitive and the number of competitors and degree of competition that we face in this industry varies widely from country to country. Worldwide, we compete against products sold to consumers in a number of distribution methods, including direct selling, through the Internet, and through the mass market retail and prestige retail channels.
Specifically, due to the nature of the direct-selling channel, we compete on a regional, often country-by-country basis, with our direct-selling competitors. Unlike a typical CPG company which operates within a broad-based consumer pool, direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or "better deal" than that offered by the competition. Providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. As a result, in contrast to a typical CPG company, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.
Within the broader CPG industry, we principally compete against large and well-known cosmetics (color), fragrance and skincare companies that manufacture and sell broad product lines through various types of retail establishments and other channels, including through the Internet. In addition, we compete against many other companies that manufacture and sell more narrow beauty product lines sold through retail establishments and other channels, including through the Internet.
We also have many global branded and private label competitors in the accessories, apparel, housewares, and gift and decorative products industries, including retail establishments, principally department stores, mass merchandisers, gift shops and specialty retailers. Our principal competition in the fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through department stores, mass merchandisers, specialty retailers and e-commerce.
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
International Operations
As of December 31, 2014, our international operations were conducted primarily through subsidiaries in 59 countries and territories outside of the U.S. In addition to these countries and territories, our products were distributed in 41 other countries and territories.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse foreign currency fluctuations, foreign currency remittance restrictions, the ability to procure products and unfavorable social, economic and political conditions.
See the sections "Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks" and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" in Item 1A on pages 8 through 18 of our 2014 Annual Report for more information.
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
See Item 2, Properties, on page 18 of our 2014 Annual Report for additional information regarding the location of our principal manufacturing facilities.
Product Categories
Both of our product categories individually account for 10% or more of consolidated net sales in 2014. The following is the percentage of net sales by product category for the years ended December 31:

	2014	2013	2012
Beauty	73%	73%	73%
Fashion & Home	27%	27%	27%
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
In 2014, our most significant product launches included: Anew Reversalist Complete Renewal Collection, Anew Clinical Infinite Lift Targeted Contouring Serum, Avon Care Cocoa Butter Collection, Solutions Cellu-Break 4D Anti-Cellulite Treatment, Gel Finish 7-in-1 Nail Enamel, Big & Daring Volume Mascara, Ideal Flawless CC Color Corrector, Ultra Color Bold Lipstick, Ultra Color Absolute Lipstick, Advance Techniques Reconstruction 7 Collection, Naturals Swirls Body Lotions, Skin So Soft Firm & Restore DD Body Cream Broad Spectrum SPF 15, Avon Femme Fragrance, Avon Exploration Fragrance, Far Away Gold Fragrance and Avon Luck for Her and for Him Fragrances.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $62.5 in 2014, $67.2 in 2013 and $73.3 in 2012. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
In general, compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect on our financial position, capital expenditures or competitive position.
Employees
At December 31, 2014, we employed approximately 33,200 employees. Of these, approximately 3,200 were employed in the U.S. and approximately 30,000 were employed in other countries.
$400M Cost Savings Initiative
In 2012, we outlined initial steps toward achieving a cost-savings target of $400 before taxes by the end of 2015. In connection with this cost-savings target, in 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. As part of the $400M Cost Savings Initiative, we have identified areas for cost efficiency that required restructuring charges for reductions in our global workforce and related actions across many of our businesses and functions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. We also expected to achieve savings through other cost-savings strategies that would not result in restructuring charges (including reductions in legal and brochure costs). Since we announced the $400M Cost Savings Initiative, we have reduced our global headcount by approximately 15% and achieved the cost-savings target of $400 before taxes. While we have achieved the targeted cost savings, we have not yet achieved our targeted low double-digit operating margin primarily due to the unfavorable impact of foreign exchange, inflationary pressures and continued revenue decline in North America. We continue to analyze our cost structure and may incur additional restructuring charges in an effort to achieve additional cost savings. Additional information regarding our initiatives is included in "Overview" within MD&A on pages 23 through 24, and in Note 14, Restructuring Initiatives on pages F-41 through F-45 of our 2014 Annual Report.
Acquisitions and Dispositions
In March 2010, we acquired Liz Earle Beauty Co. Limited ("Liz Earle") and in July 2010, we acquired Silpada Designs, Inc. ("Silpada"). In December 2010, we completed the sale of Avon Products Company Limited ("Avon Japan") and in July 2013, we completed the sale of Silpada.
Website Access to Reports
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2014, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Conduct. Copies of these SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 777 Third Avenue, New York, N.Y. 10017-1307, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings, including reports, proxy and information statements, and other information regarding the Company are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.

ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2014 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
Our success depends on our ability to improve our financial and operational performance and execute fully our global business strategy.
Our ability to improve our financial and operational performance and implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•	implement our stabilization strategies, cost savings initiatives, restructuring and other initiatives, and achieve anticipated savings and benefits from such programs and initiatives;

•	reverse declines in our revenue performance and market share, and strengthen our brand image;

•	implement appropriate pricing strategies and product mix that are more aligned with the preferences of local markets and achieve anticipated benefits from these strategies;

•	reduce costs and effectively manage our cost base, particularly selling, general and administrative ("SG&A") expenses;

•	improve our business in North America, including through improving field health, improving our brochure and creating a sustainable cost base;

•	execute investments in information technology infrastructure and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•	implement customer service initiatives;

•	implement and continue to innovate our Internet platform and technology strategies;

•	offer a more compelling social selling experience, including the roll-out of e-commerce in certain markets;

•	effectively manage our outsourcing activities;

•	improve our marketing and advertising, including our brochures and our social media presence;

•	improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
secure financing at attractive rates, maintain appropriate capital investment, capital structure and cash flow levels to fund, among other things, cash dividends, and implement cash management, tax, foreign currency hedging and risk management strategies;

•
reverse declines in Active Representatives and Representative satisfaction by successfully reducing campaign complexity, enhancing our sales Leadership program, the Representative experience and earnings potential and improving our brand image;

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

•
comply with certain covenants in our revolving credit facility as a result of a continued decline in our business results, which includes the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal or regulatory settlements, obtain necessary waivers from compliance with, or necessary amendments to, such covenants, and address the impact any non-compliance with such covenants may have on our ability to secure financing with favorable terms; and

•	estimate and achieve any financial projections concerning, for example, future revenue, profit, cash flow, and operating margin increases.
There can be no assurance if and when any of these initiatives will be successfully and fully executed or completed.

We may experience financial and strategic difficulties and delays or unexpected costs in completing our various restructuring and cost-savings initiatives, including achieving any anticipated savings and benefits of these initiatives.
In 2012, we outlined initial steps toward achieving a cost-savings target of $400 before taxes by the end of 2015. In connection with this cost-savings target, in 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. While we have achieved the targeted cost savings, we have not yet achieved our targeted low double-digit operating margin primarily due to the unfavorable impact of foreign exchange, inflationary pressures and continued revenue decline in North America. We continue to analyze our cost structure and may incur additional restructuring charges in an effort to achieve our targeted low double-digit operating margin. As we work to right-size our cost structure, we may not realize anticipated savings or benefits from one or more of the various restructuring and cost-savings initiatives we may undertake as part of these efforts in full or in part or within the time periods we expect. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, including the impact of foreign currency and inflationary pressures, may occur which could result in our not realizing our targeted low double-digit operating margin. If we are unable to realize these savings or benefits, our ability to continue to fund other initiatives and aspects of our business may be adversely affected. In addition, any plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not we realize these savings and benefits. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our restructuring and other cost-savings initiatives, and the failure to realize anticipated savings or benefits from such initiatives could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
There can be no assurance that we will be able to reverse declining revenue, margins and net income and achieve profitable growth.
There can be no assurance that we will be able to reverse declining revenue, margins and net income, particularly in North America where we experienced continued revenue declines in 2014, and to achieve profitable growth in the future, particularly in our largest markets, such as Brazil and in developing and emerging markets, such as Mexico and Russia. Our revenue in 2014 was $8,851.4 million, compared with $9,955.0 million in 2013 and $10,561.4 million in 2012. Our gross margin in 2014 was 60.5%, compared with 62.1% in 2013 and 61.2% in 2012. Our operating margin in 2014 was 4.5%, compared with 4.3% in 2013 and 5.0% in 2012. In 2014, we had a loss from continuing operations, net of tax of $384.9 million, compared with a loss from continuing operations, net of tax of $1.0 million in 2013, and income from continuing operations, net of tax of $93.3 million in 2012. Reversing these trends will depend on our ability to improve financial and operational performance and execution of our global business strategy. There can be no assurance that we will be able to reverse these trends.
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
Our business is conducted worldwide, primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. At December 31, 2014, we had approximately 6 million active Representatives worldwide. There is a high rate of turnover among Representatives, which is a common characteristic of the direct selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. Among other things, we need to create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement other initiatives in the direct-selling channel, successfully execute our digital strategy, including e-commerce, improve our brochure and product offerings and improve our marketing and advertising. There can be no assurance that we will be able to achieve these objectives. Additionally, consumer purchasing habits, including reducing purchases of beauty and related products generally, or reducing purchases from Representatives through direct selling by buying beauty and related products in other channels such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Additionally, if we lose market share in the direct-selling channel, our business, prospects, financial condition, liquidity, results of operations and cash flows may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.

We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions.
We operate globally, through operations in various locations around the world, and derive approximately 89% of our consolidated revenue from our operations outside of the United States ("U.S.").
One risk associated with our international operations is that the functional currency for most of our international operations is their local currency. The primary foreign currencies for which we have significant exposures include the Argentine peso, Brazilian real, British pound, Canadian dollar, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvna and Venezuelan bolívar. As the U.S. dollar strengthens relative to our foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by country mix if our higher margin markets, such as Russia, experience significant devaluation. In addition, our costs are more weighted to U.S. dollars while our sales are denominated in local currencies. Although we typically work to mitigate this negative foreign currency transaction impact through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. For example, in 2014, our revenues declined 11% compared with 2013 due to unfavorable foreign exchange, and were relatively unchanged on a Constant $ basis. Our success depends, in part, on our ability to manage these various foreign currency impacts and there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
Another risk associated with our international operations is the possibility that a foreign government may impose foreign currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate. If this should occur, or if the official exchange rate devalues, it may have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. For example, currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela (Avon Venezuela) to obtain foreign currency to pay for imported products, which in turn has reduced our product offerings in Venezuela and negatively impacted our sales. Unless foreign exchange is made more readily available, Avon Venezuela's operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is less favorable than the official rate.
Inflation is another risk associated with our international operations. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. High rates of inflation or the related devaluation of foreign currency may have a material adverse effect on our business, assets, financial condition, liquidity and results of operations or cash flows. For example, Venezuela has been designated as a highly inflationary economy. See "Segment Review - Latin America" within MD&A on pages 40 through 44 of our 2014 Annual Report for additional information regarding Venezuela. In addition, there can be no assurance that other countries in which we operate, such as Argentina, will not also become highly inflationary and that our revenue, operating profit and net income will not be adversely impacted as a result.
We are subject to a deferred prosecution agreement with the U.S. Department of Justice (the "DOJ") and a consent to settlement with the U.S. Securities and Exchange Commission (the "SEC") which require us to retain, at our own expense, an independent compliance monitor. With the approval of the DOJ and the SEC, the monitor can be replaced 18 months after the monitor’s retention by the Company pursuant to its agreement to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period expires on the later of three years from the date of the retention of the monitor and the expiration of the DPA. We will incur costs in connection with these obligations, and compliance with these obligations could divert members of management’s time from the operation of our business. Such costs and burdens could be significant.
In December 2014, the U.S. District Court for the Southern District of New York (the "USDC") approved a deferred prosecution agreement between the Company and the DOJ (the "DPA") and in January 2015, the USDC approved a consent to settlement with the SEC (the "Consent") in connection with the previously disclosed Foreign Corrupt Practices Act (the "FCPA") investigations.
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). With the approval of the DOJ and the SEC, the monitor can be replaced 18 months after the monitor’s retention by the Company pursuant to its agreement to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period expires on the later of three years from the date of the retention of the monitor and the expiration of the DPA. We are in the process of retaining a monitor, whose selection is subject to the approval of the DOJ and the SEC. There can be no assurance as to when a monitor will be approved or whether or when the DOJ and the SEC will approve replacing the monitorship with the Company’s self-reporting.

Under the DPA, the Company also represented that it has implemented and agreed that it will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws throughout its operations.
The monitor will assess and monitor the Company’s compliance with the terms of the DPA. The monitor may recommend changes to our policies and procedures that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept. In addition, operating under the oversight of the monitor may result in burdens on members of our management and divert their time from the operation of our business. Assuming the monitorship is replaced by a self-reporting period, the Company’s self-reporting obligations may continue to be costly or burdensome.
We currently cannot estimate the costs that we are likely to incur in connection with compliance with the DPA and the Consent, including the retention of the monitor, the costs, if applicable, of self-reporting, and the costs of implementing the changes, if any, to our policies and procedures required by the monitor. However, the costs and burdens of the monitoring process could be significant.
If we commit a breach of the DPA, we may be subject to criminal prosecution. Such criminal prosecution could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Under the DPA, the DOJ will defer criminal prosecution of the Company for a term of three years in connection with the charged violations of the FCPA. If the DOJ determines that the Company has knowingly violated the DPA (including the monitoring provisions described in the preceding risk factor), the DOJ may commence prosecution or extend the term of the DPA for up to one year. If the Company remains in compliance with the DPA through its term, the charges against the Company will be dismissed with prejudice.
Failure to comply with the terms of the DPA could result in criminal prosecution by the DOJ, including for the charged violations of the books and records and internal controls provisions of the FCPA that were included in the information that was filed in connection with the DPA. Under such circumstance, the DOJ would be permitted to rely upon the admissions we made in the DPA and would benefit from our waiver of certain procedural and evidentiary defenses. Such a criminal prosecution could subject us to penalties that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings.
Current global macro-economic instability or a further downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions or markets, such as Russia, could adversely affect our business, our access to liquidity and capital, and our credit ratings. Global economic events over the past few years, including high unemployment levels, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. In addition, as mentioned above, our business is conducted primarily in the direct-selling channel. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by such economic, operational or business challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources and credit ratings, including our ability to access short-term financing, raise additional capital, reduce flexibility with respect to working capital, and maintain credit lines and offshore cash balances.
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We may face continued economic challenges in fiscal 2015 because customers may continue to have less money for discretionary purchases as a result of job losses, bankruptcies, reduced access to credit and weakness in housing, among other things.
In addition, sudden disruptions in business conditions and consumer spending may result from acts of terror, natural disasters, adverse weather conditions, such as the significant typhoon which impacted the Philippines in 2013, and pandemic situations or large scale power outages, none of which are under our control.
Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing, and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital.
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. In 2014, our credit ratings were downgraded. Our current long-term credit ratings are Ba1 (Stable Outlook) with Moody's, BB+ (Stable Outlook)

with S&P, and BB (Negative Outlook) with Fitch, which are below investment grade. Additional rating agency reviews could result in a further change in outlook or downgrade. Our credit ratings could limit our access to new financing, particularly short-term financing; reduce our flexibility with respect to working capital needs; adversely affect the market price of some or all of our outstanding debt securities; result in an increase in financing costs, including interest expense under certain of our debt instruments; and result in less favorable covenants and financial terms of our financing arrangements. For example, as of December 31, 2014, we have approximately $122 million outstanding in short-term borrowings of our international subsidiaries. A further change in outlook or downgrade of our credit ratings may increase some of these risks and limit our access to such short-term financing in the future on favorable terms, if at all. See Note 5, Debt and Other Financing, on pages F-17 through F-20 of our 2014 Annual Report for details about the terms of our existing debt and other financing arrangements.
Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks.
Our ability to achieve growth, particularly in new international markets, and to improve operations, particularly in our existing international markets, is exposed to various risks, including:

•	the possibility that a foreign government might ban, halt or severely restrict our business, including our primary method of direct-selling;

•
the possibility that local civil unrest, economic or political instability, bureaucratic delays, changes in macro-economic conditions, changes in diplomatic or trade relationships (including any sanctions, restrictions and other responses such as those related to Russia and Ukraine) or other uncertainties might disrupt our operations in an international market;

•	the lack of well-established or reliable legal systems in certain areas where we operate;

•
the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, including exposure to tax assessments without prior notice or the opportunity to review the basis for any such assessments in certain jurisdictions;

•
the possibility that a government authority might impose legal, tax or other financial burdens on our Representatives, as direct sellers, or on Avon, due, for example, to the structure of our operations in various markets, or additional taxes on our products, including in Brazil; and

•	the possibility that a government authority might challenge the status of our Representatives as independent contractors or impose employment or social taxes on our Representatives.
We are also subject to the adoption, interpretation and enforcement by governmental agencies in the U.S. (including on federal, state and local levels) and abroad of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, competition, manufacturing, license and permit requirements, import and export license requirements, privacy and data protection laws, anti-corruption laws, environmental laws, records and information management, tariffs and taxes, laws relating to the sourcing of "conflict minerals," health care reform requirements such as the Patient Protection and Affordable Healthcare Act, and regulation of our brochures, product claims or ingredients, which may require us to adjust our operations and systems in certain markets where we do business. For example, we are subject to government review of our brochures in Venezuela. Another example is privacy and data protection laws which are subject to frequently changing rules and regulations, and which may vary among the various jurisdictions where we operate. If we are unable to adhere to or successfully implement processes in response to changing regulatory requirements, our business and/or reputation may be adversely affected. We cannot predict with certainty the outcome or the impact that pending or future legislative and regulatory changes may have on our business in the future.
We face intense competition and can make no assurances about our ability to overcome our competitive challenges.
We face intense competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers in a number of distribution methods, including direct selling, through the Internet, and through mass market retail and prestige retail channels. We also face increasing direct-selling and retail competition in our developing and emerging markets, particularly Brazil.
Within the direct-selling channel, we compete on a regional, and often country-by-country, basis with our direct-selling competitors. There are a number of direct-selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. Unlike a typical consumer packaged goods ("CPG") company which operates within a broad-based consumer pool, direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or "better deal" than that offered by the competition. Providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. Therefore, in contrast to typical CPG companies, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.

Representatives are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as "field incentives" in the direct-selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost-effective or produce the better payback. As one of the largest and oldest beauty direct sellers globally, Avon's business model and strategies are often highly sought after, particularly by smaller and more nimble competitors who seek to capitalize on our investment and experience. As a result, we are subject to significant competition for the recruitment of Representatives from other direct-selling or network marketing organizations. It is therefore continually necessary to innovate and enhance our direct-selling and service model as well as to recruit and retain new Representatives. If we are unable to do so, our business will be adversely affected.
Within the broader CPG industry, we principally compete against large and well-known cosmetics (color), fragrance and skincare companies that manufacture and sell broad product lines through various types of retail establishments and other channels, including through the Internet. In addition, we compete against many other companies that manufacture and sell more narrow beauty product lines sold through retail establishments and other channels, including through the Internet. This industry is highly competitive, and some of our principal competitors in the CPG industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer. We also have many highly competitive global branded and private label competitors in the accessories, apparel, housewares, and gift and decorative products industries, including retail establishments, principally department stores, mass merchandisers, gift shops and specialty retailers. Our principal competition in the highly competitive fashion jewelry industry consists of a few large companies and many small companies that sell fashion jewelry through department stores, mass merchandisers, specialty retailers and e-commerce.
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
Our ability to improve our financial performance depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and related products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. Consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. In addition, certain market trends may be short-lived. There can be no assurance that we will be able to anticipate and respond to trends timely and effectively in the market for beauty and related products and changing consumer demands and improve our financial results.
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
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Competition for these employees can be intense and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. For example, there have been many changes to the Company's senior management, including a new chief executive officer in 2012 and a new chief financial officer in 2015. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations. This risk may be exacerbated by the uncertainties associated with the implementation of our stabilization strategies and restructuring and cost-savings initiatives.
A failure, disruption, cyberattack or other breach in the security of an information technology system or infrastructure that we utilize could adversely affect our business and reputation and increase our costs.
We employ information technology systems to support our business, including systems to support financial reporting, web-based tools, an enterprise resource planning ("ERP") system, and internal communication and data transfer networks. We also employ information technology systems to support Representatives in many of our markets, including electronic order collection, invoicing systems, social media tools and on-line training. We have e-commerce and Internet sites, including business-to-business websites to support Representatives. We use third-party service providers in many instances to provide these information technology systems. Over the last several years, we have undertaken initiatives to increase our reliance on information technology systems which has resulted in the outsourcing of certain services and functions, such as global human resources information technology systems, call center support, Representative support services and other information technology processes. Our information technology systems and infrastructure, as well as those of third parties, are integral to our performance.
Any of our information technology systems and infrastructure, or those of our third-party service providers, may be susceptible to outages, disruptions, destruction or corruption due to the complex landscape of localized applications and architectures as well as incidents related to legacy or unintegrated systems. These information technology systems and infrastructure also may be susceptible to cybersecurity breaches, attacks, break-ins, data corruption, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events beyond our control. We rely on our employees, Representatives and third parties in our day-to-day and ongoing operations, who may, as a result of human error or malfeasance or failure, disruption, cyberattack or other security breach of third party systems or infrastructure, expose us to risk. Furthermore, our ability to protect and monitor the practices of our third-party service providers is more limited than our ability to protect and monitor our own information technology systems and infrastructure.
Our information technology systems, or those of our third-party service providers may be accessed by unauthorized users such as cyber criminals as a result of a failure, disruption, cyberattack or other security breach, exposing us to risk. As techniques used by cyber criminals change frequently, a failure, disruption, cyberattack or other security breach may go undetected for a long period of time. A failure, disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss, or destruction of Company, employee, Representative, customer, vendor, or other third-party data, including sensitive or confidential data, personal information and intellectual property.
We are investing in industry standard solutions and protections and monitoring practices of our data and information technology systems and infrastructure to reduce these risks and continue to monitor our information technology systems and infrastructure on an ongoing basis for any current or potential threats. Such efforts and investments are costly, and as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. As a company that operates worldwide, we could be impacted by commercial agreements between us and processing organizations, existing and proposed laws and regulations, and government policies and practices related to cybersecurity, privacy and data protection.
Despite our efforts, our and our third-party service providers’ data, information technology systems and infrastructure may be vulnerable. There can be no assurance that our efforts will prevent a failure, disruption, cyberattack or other security breach of our or our third-party service providers’ information technology systems or infrastructure, or that we will detect and appropriately respond if there is such a failure, disruption, cyberattack or other security breach. Any such failure, disruption, cyberattack or other security breach could adversely affect our business including our ability to expand our business, cause damage to our reputation, result in increased costs to address internal data, security, and personnel issues, and result in violations of applicable privacy laws and other laws and external financial obligations such as governmental fines, penalties, or regulatory proceedings and third-party private litigation with potentially significant costs. In addition, it could result in deterioration in our employees', Representatives', customers', or vendors’ confidence in us, which could cause them to discontinue business with us or result in other competitive disadvantages.
In addition, there may be other challenges and risks as we upgrade, modernize, and standardize our information technology systems on a worldwide basis. For example, Service Model Transformation ("SMT") was a global program initiated in 2009 to improve the Company's order management system and enable changes to the way Representatives interact with the Company. SMT was piloted in Canada during 2013, and caused significant business disruption in that market. We decided to halt further roll-out of SMT in the fourth quarter of 2013. In addition, in the third quarter of 2011, we experienced challenges in implementing an ERP system in Brazil which impacted service levels, which in turn negatively impacted average order and Active Representative and revenue growth during 2011.
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
As of December 31, 2014, we had approximately $2.6 billion of indebtedness outstanding. We may also incur additional long-term indebtedness and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, including our revolving credit facility, which would increase our total indebtedness. We may be unable to generate sufficient cash flow from operations and future borrowings and other financing may be unavailable in an amount sufficient to enable us to fund our future financial obligations or our other liquidity needs. Our indebtedness could have material negative consequences on our business, prospects, financial condition, liquidity, results of operations and cash flows, including the following:

•
limitations on our ability to obtain additional debt or equity financing sufficient to fund growth, such as working capital and capital expenditures requirements or to meet other cash requirements, in particular during periods in which credit markets are weak;

•	a further downgrade in our credit ratings, as discussed above;

•	a limitation on our flexibility to plan for, or react to, competitive challenges in our business and the beauty industry;

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

•
compliance with certain covenants in our revolving credit facility as a result of a continued decline in our business results, which includes the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal or regulatory settlements; difficulty obtaining necessary waivers from compliance with, or necessary amendments to, such covenants; and difficulty addressing the impact any non-compliance with such covenants may have on our ability to secure financing with favorable terms.

If we incur additional indebtedness, the related risks that we now face (including those described above), could intensify.
Our ability to utilize our foreign tax and other U.S. credits to offset our future taxable income may be limited under Sections 382 and 383 of the Internal Revenue Code.
As of December 31, 2014, we had approximately $674.8 million of foreign tax and other credits available to offset future income for U.S. federal tax liability purposes. Our ability to utilize such credits to offset future income can be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. As a result, the magnitude of any potential limitation on the use of our deferred tax assets and the effect of such limitation on the Company if an ownership change were to occur is difficult to assess. However, if all or a portion of our deferred tax assets were to become subject to this limitation, our tax liability could increase significantly and our future results of operations and cash flows could be adversely impacted.
We currently believe an ownership change has not occurred. However, in recent periods, we have experienced fluctuations in the market price of our stock and changes in ownership by our 5% shareholders. We continue to monitor these changes.
Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
Our funding policy for pension plans is to accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, including equity and debt securities and derivative instruments, or in a change of the expected rate of return on plan assets. Also, while our U.S. defined benefit pension plan has been closed to employees hired on or after January 1, 2015, significant changes in the number and demographics of participants in our pension plans generally may result in additional funding obligations. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected rate of return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. Pension funding requirement changes under the U.S. Pension Protection Act of 2006 and related standards and regulations affect pension funding obligations and may impose limitations on a hybrid plan's interest crediting rate to the "market rate of return." This may result in a significant increase or decrease in the valuation of pension obligations affecting the reported funded status of our pension plans. Please see "Critical Accounting Estimates - Pension and Postretirement Expense" within MD&A on pages 27 through 28 and Note 11, Employee Benefit Plans on pages F-31 through F-39 of our 2014 Annual Report, for additional information regarding the impact of these factors on our pension plan obligations.
Any strategic alliances, acquisitions or divestitures may expose us to additional risks.
We evaluate potential strategic alliances and acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and/or operating efficiency opportunities. Strategic alliances or acquisitions may entail numerous risks, including:

•
substantial costs, delays or other operational or financial difficulties, including difficulties in leveraging synergies among the businesses to increase sales and obtain cost savings or achieve expected results;

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct-selling channel;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have limited or no prior experience; and

•
reputational and other risks regarding our ability to successfully implement such strategic alliance or acquisition, including obtaining financing which could dilute the interests of our stockholders, result in an increase in our indebtedness or both.

Our failure to successfully complete the integration of any new or acquired businesses could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. In addition, there can be no assurance that we will be able to identify suitable alliance and acquisition candidates or consummate alliances and acquisitions on favorable terms.
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
Our success depends, in part, on the quality, safety and efficacy of our products. If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our Representatives' or end customers' standards, our relationship with our Representatives or end customers could suffer, we could need to recall some of our products and/or become subject to regulatory action, our reputation or the appeal of our brand could be diminished, we could lose market share, and we could become subject to liability claims, any of which could result in a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
If we are unable to protect our intellectual property rights, specifically patents and trademarks, our ability to compete could be adversely affected.
The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We own the material patents and trademarks used in connection with the marketing and distribution of our major products both in the U.S. and in other countries where such products are principally sold. Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, there can be no assurance with respect to the rights associated with such intellectual property in those countries. In addition, the laws of certain foreign countries, including many emerging markets, such as China, may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our patents and trademarks, especially in those emerging markets, may be substantial.
We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.
We are and may, in the future, become party to litigation, including, for example, claims alleging violation of the federal securities laws or claims relating to our products or advertising. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results and the conduct of our business. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, or to predict the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.
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
Additionally, any determination that our operations or activities, or, where local law mandates, the activities of our Representatives, including our licenses or permits, importing or exporting, or product testing or approvals are not, or were not, in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, loss of supplier, vendor or other third party relationship, termination of necessary licenses and permits, modification of business practices and compliance programs, equitable remedies, including disgorgement, injunctive relief and other sanctions that we may take against our personnel or that may be taken against us or our personnel. Other legal or regulatory proceedings, as well as government investigations, which often involve complex legal issues and are subject to uncertainties, may also follow as a consequence. Further, other countries in which we do business may initiate their own investigations and impose similar sanctions. These proceedings or investigations could be costly and burdensome to our management, and could adversely impact our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Even if an inquiry or investigation does not result in any adverse determinations, it potentially could create negative publicity and give rise to third-party litigation or action.
The market price of our common stock could be subject to fluctuations as a result of many factors.
Factors that could affect the trading price of our common stock include the following:

•	variations in operating results;

•	developments in connection with any investigations or litigations;

•	a change in our credit ratings;

•	economic conditions and volatility in the financial markets;

•	announcements or significant developments in connection with our business and with respect to beauty and related products or the beauty industry in general;

•	actual or anticipated variations in our quarterly or annual financial results;

•	unsolicited takeover proposals, proxy contests or other shareholder activism;

•	changes in our dividend practice;

•	governmental policies and regulations;

•	estimates of our future performance or that of our competitors or our industries;

•	general economic, political, and market conditions;

•	market rumors; and

•	factors relating to competitors.
The trading price of our common stock has been, and could in the future continue to be, subject to significant fluctuations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our principal properties worldwide consist of manufacturing facilities for the production of Beauty products, distribution centers where administrative offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility located in Suffern, NY.
We also lease an office space in New York City for our executive and administrative offices, and we own property in Rye, NY that is predominantly for Global IT. In October 2012, we consolidated our New York City offices into one location at 777 Third Avenue. Our previous executive office location at 1345 Avenue of the Americas has been vacated and is in the process of being subleased.
In addition to the facilities noted above, other principal properties measuring 50,000 square feet or more include the following:

•	one manufacturing facility and six distribution centers in North America, of which one distribution center is inactive and currently listed for sale;
•four manufacturing facilities, ten distribution centers and two administrative offices in Latin America;

•	two manufacturing facilities in Europe, primarily servicing Europe, Middle East & Africa;

•	eleven distribution centers and six administrative offices in Europe, Middle East & Africa; and

•	four manufacturing facilities, six distribution centers and one administrative office in Asia Pacific.
We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.
In January 2013, we announced plans to close the Atlanta and Pasadena distribution centers. The Atlanta facility was closed and subsequently sold in 2013, and the Pasadena facility is expected to be closed within the next 24 months.
Of all the properties listed above, 33 are owned and the remaining 24 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.
ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 15, Contingencies, on pages F-45 through F-47 of our 2014 Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock
Our common stock is listed on The New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2014, there were 14,021 holders of record of our common stock. We believe that there are many additional shareholders who are not "shareholders of record" but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2014 and 2013 are listed below. For information regarding future dividends on our common stock, see "Liquidity and Capital Resources" within MD&A on pages 51 through 56.

	2014			2013
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$17.09	$14.28	$.06	$21.10	$15.03	$.06
Second	15.28	13.30	.06	24.20	20.26	.06
Third	14.72	12.59	.06	23.32	19.75	.06
Fourth	12.00	9.11	.06	22.48	16.81	.06

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Avon Products, Inc., The S&P 500 Index and
2014 Peer Group (2)
The Stock Performance Graph above assumes a $100 investment on December 31, 2009, in Avon’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2009	2010	2011	2012	2013	2014
Avon	100.0	95.1	59.4	51.0	61.9	34.4
S&P 500	100.0	115.1	117.5	136.3	180.4	205.1
Peer Group(2)	100.0	108.4	120.8	131.3	164.6	187.7

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Peer Group includes The Clorox Company, Colgate–Palmolive Company, Estée Lauder Companies, Inc., Kimberly Clark Corp., The Procter & Gamble Company and Revlon, Inc.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the quarterly period ended December 31, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/14 – 10/31/14	10,221	(1)	$13.31	*	*
11/1/14 – 11/30/14	7,385	(1)	11.10	*	*
12/1/14 – 12/31/14	24,854	(1)	9.94	*	*
Total	42,460		$10.95	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
Some of these share repurchases may reflect a brief delay from the actual transaction date.
ITEM 6. SELECTED FINANCIAL DATA
(U.S. dollars in millions, except per share data)
We derived the following selected financial data from our audited Consolidated Financial Statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes contained in our 2014 Annual Report.

	2014	2013	2012	2011	2010
Income Statement Data
Total revenue	$8,851.4	$9,955.0	$10,561.4	$11,099.5	$10,754.2
Operating profit(1)	400.1	427.2	525.0	1,092.0	1,039.0
(Loss) income from continuing operations, net of tax(1)	(384.9)	(1.0)	93.3	675.6	566.0
Diluted (loss) earnings per share from continuing operations	$(.88)	$(.01)	$.20	$1.54	$1.29
Cash dividends per share	$.24	$.24	$.75	$.92	$.88
Balance Sheet Data
Total assets	$5,496.8	$6,492.3	$7,382.5	$7,735.0	$7,873.7
Debt maturing within one year	137.1	188.0	572.0	849.3	727.6
Long-term debt	2,463.9	2,532.7	2,623.8	2,459.1	2,408.6
Total debt	2,601.0	2,720.7	3,195.8	3,308.4	3,136.2
Total shareholders’ equity	305.3	1,127.5	1,233.3	1,585.2	1,672.6

(1)
A number of items, shown below, impact the comparability of our operating profit and (loss) income from continuing operations, net of tax. See Note 14, Restructuring Initiatives on pages F-41 through F-45 of our 2014 Annual Report, "Results Of Operations - Consolidated" within MD&A on pages 32 through 39, "Segment Review - Latin America" within MD&A on pages 40 through 44, Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report, "Segment Review - North America" within MD&A on pages 46 through 47, Note 11, Employee Benefit Plans on pages F-31 through F-39 of our 2014 Annual Report, Note 16, Goodwill and Intangibles on pages F-47 through F-49 of our 2014 Annual Report, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2014 Annual Report, Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report and Note 7, Income Taxes on pages F-21 through F-25 of our 2014 Annual Report for more information on these items.

	Impact on Operating Profit
	2014	2013	2012	2011	2010
Costs to implement restructuring initiatives related to our cost savings initiative, multi-year restructuring programs, and other restructuring initiatives	$114.2	$65.9	$124.7	$40.0	$80.7
Venezuelan special items(2)	137.1	49.6	—	—	79.5
FCPA accrual(3)	46.0	89.0	—	—	—
Pension settlement charge(4)	36.4	—	—	—	—
Asset impairment and other charges(5)	—	159.3	44.0	—	—
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2014 was negatively impacted by a non-cash income tax charge of $404.9. This was primarily due to a valuation allowance of $383.5 to reduce our deferred tax assets to an amount that is "more likely than not" to be realized, which was recorded in the fourth quarter of 2014. In addition, loss from continuing operations, net of tax during 2014 was favorably impacted by the $18.5 net tax benefit recorded in the fourth quarter of 2014 related to the finalization of the Foreign Corrupt Practices Act ("FCPA") settlements. See Note 7, Income Taxes on pages F-21 through F-25 of our 2014 Annual Report, for more information.
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2013 was impacted by a loss on extinguishment of debt of $73.0 before tax ($46.2 after tax) in the first quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined in "Capital Resources" within MD&A on pages 54 through 56), as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined in "Capital Resources" within MD&A on pages 54 through 56). Loss from continuing operations, net of tax during 2013 was also impacted by a loss on extinguishment of debt of $13.0 before tax ($8.2 after tax) in the second quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the 2014 Notes (as defined in "Capital Resources" within MD&A on pages 54 through 56). In addition, loss from continuing operations, net of tax during 2013 was impacted by valuation allowances for deferred tax assets of $41.8 related to Venezuela and $9.2 related to China. See Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report, "Results Of Operations - Consolidated" within MD&A on pages 32 through 39, and Note 7, Income Taxes on pages F-21 through F-25 of our 2014 Annual Report for more information.
In addition to the items impacting operating profit identified above, income from continuing operations, net of tax during 2012 was impacted by a benefit recorded to other expense, net of $23.8 before tax ($15.7 after tax) due to the release of a provision in the fourth quarter associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities. Also, during the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested, and therefore, we recorded an additional provision for income taxes of $168.3. See "Results Of Operations - Consolidated" within MD&A on pages 32 through 39, and Note 7, Income Taxes on pages F-21 through F-25 of our 2014 Annual Report for more information.

(2)
During 2014, 2013 and 2010, our operating profit and operating margin were negatively impacted by the devaluation of the Venezuelan currency, and in 2010 this was coupled with a required change to account for operations in Venezuela on a highly inflationary basis.

In February 2014, the Venezuelan government announced a foreign exchange system ("SICAD II") and we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which caused the recognition of a devaluation of approximately 88%. As a result of using the historical United States ("U.S.") dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of $115.7 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. In 2014, we recognized an additional negative impact of $21.4 to operating profit relating to these non-monetary assets. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2014, we recorded an after-tax loss of $41.8 ($53.7 in other expense, net, and a benefit of $11.9 in income taxes), primarily reflecting the write-down of monetary assets and liabilities.
In 2013, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, 2013 operating profit was negatively impacted by $49.6, due to the difference between the historical U.S. dollar cost at the previous official exchange rate of 4.30 and the official exchange rate of 6.30. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2013, we recorded an after-tax loss of $50.7 ($34.1 in other expense, net, and $16.6 in income taxes), primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits.
In 2010, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, during 2010 operating profit was negatively impacted by $79.5 for the difference between the historical U.S. dollar cost at the previous official exchange rate of 2.15 and the official exchange rate of 4.30. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2010, we recorded an after-tax loss of $58.8 ($46.1 in other expense, net, and $12.7 in income taxes), primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits.
See discussion of Venezuela in "Segment Review - Latin America" within MD&A on pages 40 through 44 for more information.

(3)
During 2014, our operating profit and operating margin were negatively impacted by the additional $46 accrual, and during 2013, our operating profit and operating margin were negatively impacted by the $89 accrual, both recorded for the settlements related to the FCPA investigations. See Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report for more information.

(4)
During 2014, our operating profit and operating margin were negatively impacted by settlement charges associated with the U.S. pension plan. As a result of the payments made to former employees who are vested and participate in the U.S. pension plan, in the second quarter of 2014, we recorded a settlement charge of $23.5. Because the settlement threshold was exceeded in the second quarter of 2014, settlement charges of $5.4 and $7.5 were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from our U.S. pension plan. These settlement charges were allocated between Global Expenses and the operating results of North America. See "Segment Review - North America" within MD&A on pages 46 through 47, and Note 11, Employee Benefit Plans on pages F-31 through F-39 of our 2014 Annual Report for a further discussion of the settlement charges.

(5)
During 2013 and 2012, our operating profit and operating margin were negatively impacted by non-cash impairment charges associated with goodwill and intangible assets of our China business. In addition, during 2013, our operating profit and operating margin was negatively impacted by the non-cash impairment charge associated with capitalized software related to our Service Model Transformation ("SMT") project in the fourth quarter of 2013. See Note 16, Goodwill and Intangible Assets on pages F-47 through F-49 of our 2014 Annual Report for more information on China and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2014 Annual Report for more information on SMT.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(U.S. dollars in millions, except per share and share data)
You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and related Notes contained in our 2014 Annual Report. When used in this discussion, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
See "Non-GAAP Financial Measures" on pages 25 through 26 of this MD&A for a description of how Constant dollar ("Constant $") growth rates (a Non-GAAP financial measure) are determined.
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in the direct-selling channel. As of December 31, 2014, we had sales operations in 60 countries and territories, including the United States ("U.S."), and distributed products in 41 more. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare (which includes personal care), fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. At December 31, 2014, we had approximately 6 million active Representatives. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2014, approximately 89% of our consolidated revenue was derived from operations outside of the U.S.
Total revenue in 2014 compared to 2013 declined 11% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged, as a 5% decrease in Active Representatives was partially offset by higher average order. Units sold decreased 5% while the net impact of price and mix increased 5%, as pricing benefited from inflationary impacts in Latin America, primarily in Argentina and Venezuela. Sales from the Beauty category decreased 12%, or were relatively unchanged on a Constant $ basis. Sales from the Fashion & Home category decreased 12%, or 2% on a Constant $ basis.
During 2014, our Constant $ revenue was impacted by net declines in North America and to a lesser extent, Asia Pacific, which were partially offset by net growth in Latin America and Europe, Middle East & Africa. North America continued to experience year-over-year revenue declines, driven by a decrease in Active Representatives. Constant $ revenue growth in Latin America was primarily driven by Venezuela largely due to inflationary pricing, which was partially offset by declines in Mexico. Constant $ revenue growth in Europe, Middle East & Africa was driven by South Africa and the United Kingdom, which was partially offset by revenue declines in Russia and Turkey. Constant $ revenue in Russia was negatively impacted by a difficult economy, including the impact of geopolitical uncertainties, and its decline in the first half of 2014 was partially offset by Constant $ revenue growth in the second half of 2014 driven by actions to improve unit sales. In Asia Pacific, Constant $ revenue declined as compared to 2013 as growth in the Philippines was more than offset by declines in the other Asia Pacific markets. See "Segment Review" of this MD&A for additional information related to changes in revenue by segment.
During 2014, foreign currency had a significant impact on our financial results. As the U.S. dollar has strengthened relative to currencies of key Avon markets, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our higher margin markets experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of foreign currency transaction losses (within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $155, foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $160, and foreign exchange losses (within other expense, net), which had an unfavorable impact of approximately $41 before tax.
In 2012, we outlined initial steps toward achieving a cost-savings target of $400 before taxes by the end of 2015. In connection with this cost-savings target, in 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. As part of the $400M Cost Savings Initiative, we have identified areas for cost efficiency that required restructuring charges for reductions in our global workforce and related actions across many of our businesses and functions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. We also expected to achieve savings through other cost-savings strategies that would not result in restructuring charges (including reductions in legal and brochure costs). Since we announced the $400M Cost Savings Initiative, we have reduced our global headcount by approximately 15% and achieved the cost-savings target of $400 before taxes. While we have achieved the targeted cost savings, we have not yet achieved our targeted low double-digit operating margin primarily due to the unfavorable impact of foreign exchange, inflationary pressures and continued revenue decline in North America. We continue to analyze our cost structure and may incur additional restructuring charges in an effort to achieve additional cost savings. See Note 14, Restructuring Initiatives on pages F-41 through F-45 of our 2014 Annual Report for more information.
In 2015, we expect to continue to make progress against our strategic objectives. Constant-dollar revenue is expected to be up modestly; however, assuming January foreign currency spot rates, reported revenue is expected to decline due to an estimated 12 point negative impact from foreign currency translation. We also expect foreign currency transaction costs and translation adjustments to have a significant negative impact on Adjusted operating profit. We expect Constant-dollar Adjusted operating margin to be up modestly as we plan to offset most of the foreign currency transaction impact with price increases and further actions to reduce costs. However, due to foreign currency translation, we expect that Adjusted operating margin could be down as much as 1 point in reported dollars.
The potential impact from a pending tax law change on cosmetics in Brazil, called Industrial Production Tax ("IPI"), has not been factored into our outlook at this time. We are presently assessing this pending tax law change and looking for ways to mitigate the potential impact.
In February 2014, the Venezuelan government announced a foreign exchange system ("SICAD II") which began operating on March 24, 2014. As SICAD II represents the rate which better reflects the economics of Avon Venezuela's business activity, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations as of March 31, 2014. At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which represents a devaluation of approximately 88%. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of approximately $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. We recognized an additional negative impact of approximately $21 to operating profit and net income relating to these non-monetary assets in the second, third and fourth quarters of 2014. In addition to the negative impact to operating margin, we recorded an after-tax loss of approximately $42 (approximately $54 in other expense, net, and a benefit of approximately $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new open market foreign exchange system ("SIMADI") was created. In February 2015, the SIMADI exchange rate was approximately 170. We believe that significant uncertainty exists regarding the foreign exchange mechanisms in Venezuela, as well as how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism. We are still evaluating our future access to funds through the SIMADI or other similar markets. See "Segment Review - Latin America" in this MD&A for further discussion of Venezuela.
In December 2014, the Company settled charges of violations of the books and records and internal control provisions of the Foreign Corrupt Practices Act (the "FCPA") with U.S. Department of Justice (the "DOJ") and the U.S. Securities and Exchange Commission (the "SEC"). This included the $68 fine related to Avon China paid in December 2014 in connection with the DOJ settlement, and $67 in disgorgement and prejudgment interest related to Avon Products, Inc. paid to the SEC in January 2015, both of which had been previously accrued for before December 31, 2014. In the fourth quarter of 2014, the Company also recorded a net tax benefit of approximately $19 related to the finalization of the FCPA settlements. See Risk Factors on pages 10 through 11 of our 2014 Annual Report, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2014 Annual Report, Note 7, Income Taxes on pages F-21 through F-25 of our 2014 Annual Report, and Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report, for more information.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards, to our consolidated financial statements contained in this 2014 Annual Report.

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

Change in Average Order
This metric is a measure of Representative productivity. The calculation is the difference of the year-over-year change in revenue on a Constant $ basis and the Change in Active Representatives. Change in Average Order may be impacted by a combination of factors such as inflation, units, product mix, and/or pricing.

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at a constant exchange rate. Foreign currency impact is determined as the difference between actual growth rates and constant- currency growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluations of Venezuelan currency in March 2014 and February 2013, combined with being designated as a highly inflationary economy, a valuation allowance for deferred tax assets related to Venezuela, and the benefit related to the release of a provision associated with the excess cost of acquiring U.S. dollars in Venezuela ("Venezuelan special items"), 3) the $89 accrual recorded in 2013 for the settlements related to the FCPA investigations and the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the FCPA investigations, and the associated approximate $19 net tax benefit recorded in the fourth quarter of 2014 ("FCPA accrual"), 4) the settlement charges associated with the U.S. pension plan ("Pension settlement charge"), 5) the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to the China business, as well as the capitalized software impairment charge related to our Service Model Transformation ("SMT") project ("Asset impairment and other charges"), 6) costs and charges related to the extinguishment of debt ("Loss on extinguishment of debt"), and 7) the non-cash income tax charge associated with our deferred tax assets recorded in 2014, and the additional provision recorded in 2012 for income taxes as we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested ("Special tax items"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The Venezuelan special items include the impact on the Consolidated Statements of Income in 2014 and 2013 caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical U.S. dollar cost of the assets at the previous exchange rate and the revised exchange rate. In 2014, the Venezuelan special items also include an adjustment of $116 to reflect certain non-monetary assets at their net realizable value. In 2013, the devaluation was as a result of the change in the official exchange rate, which moved from 4.30 to 6.30, and in 2014, the devaluation was caused as a result of moving from the official exchange rate of 6.30 to the SICAD II exchange rate of approximately 50. The Venezuelan special items also include the impact on the Consolidated Statements of Income caused by a valuation allowance for deferred tax assets related to Venezuela recorded in the fourth quarter of 2013, as well as the release of a provision in the fourth quarter of 2012 associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate.
The Pension settlement charge includes the impact on the Consolidated Statements of Income in the second, third and fourth quarters of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan. Such payments fully settle our pension plan obligation to those participants who elected to receive such payment.
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
The Special tax items include the impact during 2014 on the provision for income taxes in the Consolidated Statements of Income due to a non-cash income tax charge primarily associated with a valuation allowance to reduce our U.S. deferred tax assets to an amount that is "more likely than not" to be realized. This valuation allowance was primarily due to the strengthening of the U.S. dollar against currencies of some of our key markets and, to a lesser extent, the finalization of the FCPA settlements. The Special tax items also include the impact during 2012 on the provision for income taxes in the Consolidated Statements of Income of our decision to no longer assert that the undistributed earnings of foreign subsidiaries are indefinitely reinvested. During the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs.
See Note 14, Restructuring Initiatives on pages F-41 through F-45 of our 2014 Annual Report, "Results Of Operations - Consolidated" below, "Segment Review - Latin America" below, Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report, Note 11, Employee Benefit Plans on pages F-31 through F-39 of our 2014 Annual Report, Note 16, Goodwill and Intangible Assets on pages F-47 through F-49 of our 2014 Annual Report, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2014 Annual Report, Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report, "Liquidity and Capital Resources" below and Note 7, Income Taxes on pages F-21 through F-25 of our 2014 Annual Report for more information on these items.

Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, on pages F-9 through F-15 of our 2014 Annual Report for a detailed discussion of the application of these and other accounting policies.
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a two-week duration in the U.S. and a two- to four-week duration outside of the U.S. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality and changing trends. Over the past three years, annual bad debt expense was $193 in 2014, $239 in 2013 and $251 in 2012, or approximately 2% of total revenue in each year. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction, but within many jurisdictions, we generally allow an unlimited right of return. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $298 for 2014, $340 for 2013 and $386 for 2012, or approximately 3% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $101 in 2014, $117 in 2013 and $119 in 2012.
Pension and Postretirement Expense
We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and a portion of employees in international locations. However, our U.S. defined benefit pension plan has been closed to employees hired on or after January 1, 2015. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care benefits subject to certain limitations to many retired employees in the U.S. and certain foreign countries. See Note 11, Employee Benefit Plans on pages F-31 through F-39 of our 2014 Annual Report for more information on our benefit plans.
Pension plan expense and the requirements for funding our major pension plans are determined based on a number of actuarial assumptions, which are generally reviewed and determined on an annual basis. These assumptions include the expected rate of return on pension plan assets, the interest crediting rate for hybrid plans and the discount rate applied to pension plan obligations, the rate of compensation increase of plan participants and mortality rates. We use a December 31 measurement date for all of our employee benefit plans.
For 2014, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. defined benefit pension plans was 6.86%, compared with 7.19% for 2013. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.
Beginning in 2014, we have adopted an investment strategy for the U.S. defined benefit pension plan which is designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we also have begun to utilize derivative instruments to achieve the desired market exposures or to hedge certain risks. Derivative instruments may include, but are not limited to, futures, options, swaps or swaptions. Investment types, including the use of derivatives are based on written guidelines established for each investment manager and monitored by the plan's management team. In 2015, similar investment strategies are expected to be implemented in some of our non-U.S. defined benefit pension plans.
A significant portion of our pension plan assets relate to the U.S. defined benefit pension plan. The assumed rate of return for 2014 for the U.S. defined benefit pension plan was 7.50%, which was based on an asset allocation of approximately 70% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 3% in the long term) and approximately 30% in equity securities and high yield securities (which are expected to earn approximately 6% to 9% in the long term). In addition to the physical assets, the asset portfolio has derivative instruments which increase our exposure to higher yielding securities. Historical rates of return on the assets of the U.S. defined benefit pension plan were approximately 8% for the most recent 10-year period and approximately 9% for the 20-year period. In the U.S. defined benefit pension plan, our asset allocation policy has historically favored U.S. equity securities, which have returned approximately 8%

over the 10-year period and approximately 10% over the 20-year period. The rate of return on the plan assets in the U.S. was approximately 11% in 2014 and approximately 13% in 2013.
Regulations under the U.S. Pension Protection Act of 2006, which are finalized but not yet effective, will require that hybrid plans limit the maximum interest crediting rate to one among several choices of crediting rates which are considered "market rates of return." The rate chosen will affect total pension obligations. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. defined benefit pension plan, were based on the internal rates of return for a portfolio of high quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis was 3.55% at December 31, 2014, and 4.56% at December 31, 2013. For the determination of the expected rate of return on assets and the discount rate, we take external actuarial advice into consideration.
Our funding requirements may be impacted by standards and regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2014, we had pretax actuarial losses and prior service credits totaling $377 for the U.S. defined benefit pension and postretirement plans and $341 for the non-U.S. defined benefit pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss ("AOCI") within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For 2015, our assumption for the expected rate of return on assets is 7.25% for our U.S. defined benefit pension plan and 6.55% for our non-U.S. defined benefit pension plans. Our assumptions are reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2014 pension expense and the pension benefit obligation at December 31, 2014:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(5.8)	$5.8	N/A	N/A
Discount rate	(9.8)	10.0	$(120.0)	$129.9
Rate of compensation increase	1.5	(1.5)	7.2	(7.0)
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
Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted domestic and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its excess foreign tax credits, were taken into consideration.
At December 31, 2014, we had net deferred tax assets of $858 (net of valuation allowances of $1,209).
With respect to our deferred tax assets, at December 31, 2014, we had recognized deferred tax assets relating to tax loss carryforwards of $726, primarily from foreign jurisdictions, for which a valuation allowance of $718 has been provided. Prior to December 31, 2014, we had recognized deferred tax assets of $618 relating to excess U.S. foreign tax credit carryforwards of which $57, $44, $54, $124, $79, $225 and $35 expire at the end of 2018, 2019, 2020, 2021, 2022, 2023 and 2024, respectively. We have a history of domestic source losses, and our excess U.S. foreign tax credits have primarily resulted from having a greater domestic source loss in recent years which reduces foreign source income. During 2013, our domestic source loss included the tax losses generated from the sale of our Silpada business and our losses on extinguishment of debt, which led to an increase in our excess foreign tax credit carryforwards generated in 2013, which expire in 2023.
Our ability to realize our U.S. deferred tax assets, such as our foreign tax credit carryforwards, is dependent on future U.S. taxable income within the carryforward period. At December 31, 2014, we would need to generate approximately $1.8 billion of excess net foreign source income in order to realize the U.S. foreign tax credits before they expire. In the assessment of our deferred tax asset position, we have relied on tax planning strategies that would, if necessary, be implemented to accelerate sufficient taxable amounts to utilize our excess foreign tax credits.
During the fourth quarter of 2014, the Company’s expected net foreign source income was reduced significantly, primarily due to the strengthening of the U.S. dollar against currencies for some of our key markets and, to a lesser extent, the finalization of the FCPA settlements. This strengthening of the U.S. dollar reduced the expected dividends and royalties that could be remitted to the U.S. by our foreign subsidiaries, particularly Russia, Brazil, Mexico and Colombia. The effectiveness of our tax planning strategies, including the repatriation of foreign earnings and the acceleration of royalties from our foreign subsidiaries, was also negatively impacted by the strengthening of the U.S. dollar. In addition, the finalization of the FCPA settlements, which included a $68 fine related to Avon China in connection with the DOJ settlement and $67 in disgorgement and prejudgment interest related to Avon Products, Inc. in connection with the SEC settlement, negatively impacted expected future repatriation of foreign earnings and reduced current U.S. taxable income, respectively. As a result of these developments, we may not generate sufficient taxable income to realize all of our U.S. deferred tax assets. As such, we recorded a valuation allowance of $441 to reduce our U.S. deferred tax assets to an amount that is "more likely than not" to be realized, of which $367 was recorded to income taxes in the Consolidated Statements of Income and the remainder was recorded to various components of other comprehensive (loss) income.
To the extent that U.S. taxable income is less favorable than currently projected (including the impact of foreign currency), we may be required to recognize additional valuation allowances on our U.S. deferred tax assets. Our projected U.S. taxable income includes assumptions regarding our domestic profitability, royalties received from foreign subsidiaries, and the potential impact of possible tax planning strategies, including the repatriation of foreign earnings and the acceleration of royalties.
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
At December 31, 2014, we continue to assert that our foreign earnings are not indefinitely reinvested, as a result of our domestic liquidity profile. Accordingly, we adjusted our deferred tax liability to account for our 2014 undistributed earnings of foreign subsidiaries and for earnings that were actually repatriated to the U.S. during the year. Additionally, the deferred tax liability was reduced due to the lower cost to repatriate the undistributed earnings of our foreign subsidiaries compared to 2013. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a reduction of $129, resulting in a deferred tax liability balance of $14 related to the incremental tax cost on $1.9 billion of undistributed foreign earnings at December 31, 2014. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings should result in the utilization of foreign tax credits in the year of repatriation; therefore, the utilization of foreign tax credits is dependent on the amount and timing of repatriations, as well as the jurisdictions involved. We have not included the undistributed earnings of our subsidiary in Venezuela in the calculation of this deferred income tax liability as local regulations restrict cash distributions denominated in U.S. dollars.
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
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In 2015, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our tax positions are ultimately upheld or denied, it is possible that the 2015 provision for income taxes may be impacted.
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
See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2014 Annual Report for more information on SMT.
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
We completed our annual goodwill impairment assessment for 2014 and determined that the estimated fair values were considered substantially in excess of the carrying values of each of our reporting units.
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. As part of our goodwill impairment analysis, we typically use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
China
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
Key assumptions used in measuring the fair value of China during these impairment assessments included projections of revenue and the resulting cash flows, as well as the discount rate (based on the estimated weighted-average cost of capital). To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.
See Note 16, Goodwill and Intangible Assets on pages F-47 through F-49 of our 2014 Annual Report for more information on China.
Silpada
During the 2012 year-end close process, our analysis of the Silpada business indicated an impairment as the carrying value of the business exceeded the estimated fair value and the finite-lived intangible assets were not recoverable. This was primarily the result of the lower than expected financial performance for 2012, which served as a baseline for the long-term projections of the business. We lowered our long-term revenue and earnings projections for Silpada to reflect a more moderate recovery of the business, which was believed to be appropriate due to the lack of sales momentum in the business and the continued inability of Silpada to achieve our financial performance expectations. Accordingly, a non-cash impairment charge of $209 was recorded to reduce the carrying amounts of goodwill, an indefinite-lived intangible asset and a finite-lived intangible asset. The decline in the fair values of the Silpada assets was driven by the reduction in the forecasted growth rates and cash flows used to estimate their respective fair values.
Key assumptions used in measuring the fair value of Silpada during this impairment assessment included the discount rate (based on the estimated weighted-average cost of capital) and revenue growth, as well as silver prices and Representative growth and activity rates. To estimate the fair value of Silpada, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return Silpada's cash flows to normalized, sustainable levels. The fair value of Silpada's indefinite-lived trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of the Silpada finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method.
The impact of the impairment charge in 2012 associated with Silpada is reflected within Discontinued Operations. There is no risk of additional impairments associated with Silpada as the business was sold in July 2013. See Note 3, Discontinued Operations on pages F-16 through F-17 of our 2014 Annual Report for more information on Silpada.

Results Of Operations - Consolidated

	Years ended December 31			%/Point Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Total revenue	$8,851.4	$9,955.0	$10,561.4	(11)%	(6)%
Cost of sales	3,499.3	3,772.5	4,103.1	(7)%	(8)%
Selling, general and administrative expenses	4,952.0	5,713.2	5,889.3	(13)%	(3)%
Impairment of goodwill and intangible assets	—	42.1	44.0	*	(4)%
Operating profit	400.1	427.2	525.0	(6)%	(19)%
Interest expense	111.1	120.6	104.3	(8)%	16%
Loss on extinguishment of debt	—	86.0	—	*	*
Interest income	(14.8)	(25.9)	(15.1)	(43)%	72%
Other expense, net	139.6	83.9	7.1	66%	*
(Loss) income from continuing operations, net of tax	(384.9)	(1.0)	93.3	*	*
Net loss attributable to Avon	$(388.6)	$(56.4)	$(42.5)	*	(33)%
Diluted (loss) earnings per share from continuing operations	$(.88)	$(.01)	$.20	*	*
Diluted loss per share attributable to Avon	$(.88)	$(.13)	$(.10)	*	(30)%

Advertising expenses(1)	$177.1	$201.9	$251.3	(12)%	(20)%

Gross margin	60.5%	62.1%	61.2%	(1.6)	.9
CTI restructuring	—	—	—	—	—
Venezuelan special items	1.4	.4	—	1.0	.4
Adjusted gross margin	61.8%	62.5%	61.2%	(.7)	1.3

Selling, general and administrative expenses as a % of total revenue	55.9%	57.4%	55.8%	(1.5)	1.6
CTI restructuring	(1.3)	(.7)	(1.1)	(.6)	.4
Venezuelan special items	(.2)	(.1)	—	(.1)	(.1)
FCPA accrual	(.5)	(.9)	—	.4	(.9)
Pension settlement charge	(.4)	—	—	(.4)	—
Asset impairment and other charges	—	(1.2)	—	1.2	(1.2)
Adjusted selling, general and administrative expenses as a % of total revenue	53.5%	54.6%	54.6%	(1.1)	—

Operating profit	$400.1	$427.2	$525.0	(6)%	(19)%
CTI restructuring	114.2	65.9	124.7
Venezuelan special items	137.1	49.6	—
FCPA accrual	46.0	89.0	—
Pension settlement charge	36.4	—	—
Asset impairment and other charges	—	159.3	44.0
Adjusted operating profit	$733.8	$791.0	$693.7	(7)%	14%

Operating margin	4.5%	4.3%	5.0%	.2	(.7)
CTI restructuring	1.3	.7	1.2	.6	(.5)
Venezuelan special items	1.5	.5	—	1.0	.5
FCPA accrual	.5	.9	—	(.4)	.9
Pension settlement charge	.4	—	—	.4	—
Asset impairment and other charges	—	1.6	.4	(1.6)	1.2
Adjusted operating margin	8.3%	7.9%	6.6%	.4	1.3

Change in Constant $ Adjusted operating margin(2)				1.1	1.5

	Years ended December 31			%/Point Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Effective tax rate	334.4%	100.6%	78.2%	233.8	22.4
CTI restructuring	(3.0)	.8	(.4)	(3.8)	1.2
Venezuelan special items	(43.8)	(27.1)	.1	(16.7)	(27.2)
FCPA accrual	(.3)	(6.2)	—	5.9	(6.2)
Pension settlement charge	(.7)	—	—	(.7)	—
Asset impairment and other charges	—	(39.0)	(3.6)	39.0	(35.4)
Loss on extinguishment of debt	—	1.2	—	(1.2)	1.2
Special tax items	(246.6)	—	(39.3)	(246.6)	39.3
Adjusted effective tax rate	39.9%	30.3%	35.0%	9.6	(4.7)

Change in Active Representatives				(5)%	(2)%
Change in units sold				(5)%	(5)%
Amounts in the table above may not necessarily sum due to rounding.
*     Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

2014 Compared to 2013
Revenue
Total revenue in 2014 compared to 2013 declined 11% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged, and benefited by approximately 1 point due to the net impact of certain tax benefits in Brazil. In 2014 and 2013, we recognized tax credits in Brazil of approximately $85 and approximately $29, respectively, primarily associated with a change in estimate of expected recoveries of Value Added Tax ("VAT"). Constant $ revenue was negatively impacted by a 5% decrease in Active Representatives, partially offset by higher average order. Units sold decreased 5% while the net impact of price and mix increased 5%, as pricing benefited from inflationary impacts in Latin America, primarily in Argentina and Venezuela. See "Segment Review - Latin America" in this MD&A for a further discussion of the tax benefits in Brazil.
On a category basis, our net sales and associated growth rates were as follows:

	Years ended December 31		%/Point Change
	2014	2013	US$	Constant $
Beauty:
Skincare	$2,588.5	$2,924.6	(11)%	(1)%
Fragrance	2,121.0	2,380.9	(11)	3
Color	1,559.6	1,797.7	(13)	(2)
Total Beauty	6,269.1	7,103.2	(12)	—
Fashion & Home:
Fashion	1,407.6	1,623.5	(13)	(6)
Home	939.2	1,037.7	(9)	4
Total Fashion & Home	2,346.8	2,661.2	(12)	(2)
Net sales	$8,615.9	$9,764.4	(12)	(1)
During 2014, our Constant $ revenue was impacted by net declines in North America and to a lesser extent, Asia Pacific, which were partially offset by net growth in Latin America and Europe, Middle East & Africa. North America continued to experience year-over-year revenue declines, driven by a decrease in Active Representatives. Constant $ revenue growth in Latin America was primarily driven by Venezuela largely due to inflationary pricing, which was partially offset by declines in Mexico. Constant $ revenue growth in Europe, Middle East & Africa was driven by South Africa and the United Kingdom, which was partially offset by revenue declines in Russia and Turkey. Constant $ revenue in Russia was negatively impacted by a difficult economy, including the impact of geopolitical uncertainties, and its decline in the first half of 2014 was partially offset by Constant $ revenue growth in the second half of 2014 driven by actions to improve unit sales. In Asia Pacific, Constant $

revenue declined as compared to 2013 as growth in the Philippines was more than offset by declines in the other Asia Pacific markets. See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 20 basis points and 40 basis points, respectively, compared to 2013. The increase in Adjusted operating margin includes the benefits associated with the $400M Cost Savings Initiative, primarily reductions in headcount, as well as other cost reductions. The increase in operating margin and increase in Adjusted operating margin are discussed further below in "Gross Margin," "Selling, General and Administrative Expenses" and "Impairment of Goodwill and Intangible Assets."
Gross Margin
Gross margin and Adjusted gross margin decreased by 160 basis points and 70 basis points, respectively, compared to 2013. The gross margin comparison was largely impacted by an adjustment of approximately $116 associated with our Venezuela operations to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. Partially offsetting the decrease in gross margin was a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $5 was recognized in the current-year period as compared to approximately $45 in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
The decrease of 70 basis points in Adjusted gross margin was primarily due to the following:

•
a decrease of approximately 130 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation, driven by Europe, Middle East & Africa and Latin America; and

•
an increase of 80 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina).

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2014 decreased approximately $761 compared to 2013. This decrease is primarily due to the favorable impact of foreign currency translation, as the strengthening of the U.S. dollar against many of our foreign currencies resulted in lower reported selling, general and administrative expenses. The decrease in selling, general and administrative expenses is also due to a non-cash impairment charge of approximately $117 for capitalized software related to SMT recorded in 2013 that did not recur in 2014, the $89 accrual for the settlements relating to the FCPA investigations recorded in 2013, lower expenses related to our SMT project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013, lower fixed expenses primarily resulting from our cost savings initiatives, lower net brochure costs, lower Representative and sales leader expense, lower bad debt expense and lower professional and related fees associated with the FCPA investigation and compliance reviews. Partially offsetting the decrease in selling, general and administrative expenses was a higher amount of CTI restructuring primarily associated with the $400M Cost Savings Initiative, the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the FCPA investigations and the approximate $36 aggregate settlement charges recorded in 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan.
Selling, general and administrative expenses and Adjusted selling, general and administrative expenses as a percentage of revenue decreased 150 basis points and 110 basis points, respectively, compared to 2013. Selling general and administrative expenses as a percentage of revenue was impacted by a higher amount of CTI restructuring as compared to the prior-year period. Additionally, in the current-year period, selling, general and administrative expenses as a percentage of revenue was impacted by the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the FCPA investigations, the approximate $36 aggregate settlement charges recorded in 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan, and approximately $16 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation. In the prior-year period, selling, general and administrative expenses as a percentage of revenue was impacted by a non-cash impairment charge of $117 for capitalized software related to SMT, the $89 accrual for the settlements relating to the FCPA investigations and $5 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation.
See Note 14, Restructuring Initiatives, on pages F-41 through F-45 of our 2014 Annual Report for more information on CTI restructuring, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2014 Annual Report for more information on SMT, Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report for more information on the FCPA investigations, "Segment Review - Global and Other Expenses" in this

MD&A and Note 11, Employee Benefit Plans on pages F-31 through F-39 of our 2014 Annual Report for a further discussion of the pension settlement charges and "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
The decrease of 110 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	a decrease of 50 basis points from lower expenses related to our SMT project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013;

•	a decrease of 40 points due to lower fixed expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative;

•	a decrease of 30 basis points as a result of the net impact of the incremental tax credits in Brazil recognized as revenue in 2014 and 2013;

•	a decrease of 30 basis points from lower net brochure costs, primarily in North America and Latin America;

•	a decrease of 30 basis points from lower Representative and sales leader expense, primarily in North America and Latin America;

•	a decrease of 30 basis points from lower bad debt expense; and

•	a decrease of 20 basis points from lower professional and related fees associated with the FCPA investigation and compliance reviews.
These items were partially offset by the following:

•	an increase of approximately 90 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses.
See "Segment Review - Latin America" in this MD&A for a further discussion of the tax benefits in Brazil.
Impairment of Goodwill and Intangible Assets
During the third quarter of 2013, we recorded a non-cash impairment charge of approximately $42 for goodwill and intangible assets associated with our China business. See Note 16, Goodwill and Intangible Assets on pages F-47 through F-49 of our 2014 Annual Report for more information on China.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense decreased by 8% compared to the prior-year period, primarily due to lower outstanding debt balances partially offset by higher average interest rates.
Loss on extinguishment of debt in 2013 is comprised of approximately $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below in "Liquidity and Capital Resources") and approximately $2 for the write-off of debt issuance costs associated with the early repayment of the $380 of outstanding principal amount of the term loan agreement (as defined below in "Liquidity and Capital Resources"), which occurred in the first quarter of 2013. In addition, in the second quarter of 2013, we recorded a loss on extinguishment of debt of approximately $13 for the make-whole premium and the write-off of debt issuance costs, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of our 2014 Notes (as defined below in "Liquidity and Capital Resources"). See Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report, and "Liquidity and Capital Resources" in this MD&A for more information.
Interest income decreased by approximately $11 compared to the prior-year period, primarily impacted by $12 for interest income that benefited the fourth quarter of 2013, due to an out-of-period adjustment related to judicial deposits in Brazil.
Other expense, net, increased by approximately $56 compared to the prior-year period, primarily due to higher foreign exchange losses. Foreign exchange losses increased by approximately $41 compared to the prior-year period, with the most significant impact due to the weakening of the Russian ruble. In addition, the increase in other expense, net was also due to a more significant impact, approximately $54 in 2014 as compared to approximately $34 in 2013, from the devaluations of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.

Effective Tax Rate
The effective tax rate for 2014 was 334.4%, compared to 100.6% for 2013.
The effective tax rate in 2014 was negatively impacted by a non-cash income tax charge of approximately $405. This was largely due to a valuation allowance, recorded in the fourth quarter of 2014, against deferred tax assets of approximately $384 which is primarily due to the strengthening of the U.S. dollar against currencies of some of our key markets. The approximate $384 includes the valuation allowance recorded against U.S. deferred tax assets of approximately $367, as well as approximately $17 associated with other foreign subsidiaries. The effective tax rates in 2014 and 2013 were impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2013 was also negatively impacted by the $89 accrual for the settlements related to the FCPA investigations, the non-cash impairment charges for goodwill and intangible assets associated with our China business of approximately $42, and a valuation allowance for deferred tax assets related to China in the third quarter of approximately $9 and Venezuela in the fourth quarter of approximately $42.
The Adjusted effective tax rate for 2014 was 39.9%, compared to 30.3% for 2013. The higher 2014 Adjusted effective tax rate is primarily due to an adjustment to the carrying value of our state deferred tax balances due to changes in the expected tax rate, valuation allowances for deferred taxes, including the impact of legislative changes, and out-of-period adjustments of approximately $6 and approximately $6 recorded in the second and fourth quarters of 2014, respectively.

Impact of Foreign Currency
During 2014, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of:

•
foreign currency transaction losses (within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $155, or approximately 150 points to Adjusted operating margin;

•	foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $160, or approximately 70 points to Adjusted operating margin; and

•	foreign exchange losses (within other expense, net), which had an unfavorable impact of approximately $41 before tax.
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
On a category basis, our net sales and associated growth rates were as follows:

	Years ended December 31		%/Point Change
	2013	2012	US$	Constant $
Beauty:
Skincare	$2,924.6	$3,238.7	(10)%	(8)%
Fragrance	2,380.9	2,487.2	(4)	2
Color	1,797.7	1,916.8	(6)	(1)
Total Beauty	7,103.2	7,642.7	(7)	(2)
Fashion & Home:
Fashion	1,623.5	1,750.9	(7)	(4)
Home	1,037.7	1,011.7	3	9
Total Fashion & Home	2,661.2	2,762.6	(4)	1
Net sales	$9,764.4	$10,405.3	(6)	(1)
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
Operating Margin
Operating margin decreased 70 basis points and Adjusted operating margin increased 130 basis points compared to 2012. The increase in Adjusted operating margin includes the benefits associated with the $400M Cost Savings Initiative. The decrease in operating margin and increase in Adjusted operating margin are discussed further below in "Gross Margin," "Selling, General and Administrative Expenses" and "Impairment of Goodwill and Intangible Assets."
Gross Margin
Gross margin and Adjusted gross margin increased by 90 basis points and 130 basis points, respectively, compared to 2012. The gross margin comparison was largely impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $45 was recognized in 2013 associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
The increase of 130 basis points in Adjusted gross margin was primarily due to the following:

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

•	a decrease of 60 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation; and

•	various other insignificant items that contributed to the increase in gross margin and Adjusted gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2013 decreased approximately $176 compared to 2012. This decrease is primarily due to the favorable impact of foreign exchange, lower professional and related fees associated with the FCPA investigation and compliance reviews, lower CTI restructuring, and lower advertising costs, partially offset by a non-cash impairment charge of approximately $117 for capitalized software related to SMT, which was recorded during the fourth quarter of 2013, the $89 accrual for the settlements related to the FCPA investigations and higher distribution costs.
As a percentage of revenue, selling, general and administrative expenses increased 160 basis points, while Adjusted selling, general and administrative expenses was relatively unchanged compared to 2012. Selling, general and administrative expenses as a percentage of revenue in 2013 was impacted by a non-cash impairment charge of approximately $117 for capitalized software related to SMT, the $89 accrual for the settlements relating to the FCPA investigations and approximately $5 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation, partially offset by lower CTI restructuring.
See Note 14, Restructuring Initiatives, on pages F-41 through F-45 of our 2014 Annual Report for more information on CTI restructuring, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2014 Annual Report for more information on SMT, Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report for more information on the FCPA investigations and "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
The primary drivers of Adjusted selling, general and administrative expenses as a percentage of revenue as compared to the prior year were the following:

•
an increase of 30 basis points from higher distribution costs, driven by increased transportation costs, primarily in Latin America, and increased costs per unit as a result of lower volume in North America;

•	an increase of 20 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•
a decrease of 20 basis points from lower administrative expenses, primarily due to lower professional and related fees associated with the FCPA investigation and compliance reviews, as well as lower compensation costs; and

•	a decrease of 20 basis points from lower net brochure costs, primarily in Europe and North America, partially driven by initiatives to reduce the cost of our brochures.
Impairment of Goodwill and Intangible Assets
During the third quarter of 2013, we recorded a non-cash impairment charge of approximately $42 for goodwill and intangible assets, as compared to a non-cash impairment charge of approximately $44 in the third quarter of 2012 for goodwill, both associated with our China business. See Note 16, Goodwill and Intangible Assets on pages F-47 through F-49 of our 2014 Annual Report for more information on China.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense increased by 16% compared to the prior-year period, primarily due to higher average interest rates partially offset by lower outstanding debt balances.
Loss on extinguishment of debt in 2013 is comprised of approximately $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined below in "Liquidity and Capital Resources") and approximately $2 for the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of the term loan agreement (as defined below in "Liquidity and Capital Resources"), which occurred in the first quarter of 2013. In addition, in the second quarter of 2013 we recorded a loss on extinguishment of debt of approximately $13 for the make-whole premium and the write-off of debt issuance costs, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of our 2014 Notes (as defined below in "Liquidity and Capital Resources"). See Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report, and "Liquidity and Capital Resources" in this MD&A for more information.
Interest income increased by approximately $11 compared to the prior-year period, primarily impacted by the benefit of approximately $12 for interest income recognized in the fourth quarter of 2013, due to an out-of-period adjustment related to judicial deposits in Brazil. This out-of-period benefit to interest income was partially offset by lower average interest rates, as well as lower average cash balances in 2013 as compared to 2012.
Other expense, net increased by approximately $77 compared to the prior-year period, primarily due to an approximate $34 negative impact in the first quarter of 2013 from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting. In addition, other expense, net was impacted by the benefit of approximately $24 in 2012 due to the release of a provision in the fourth quarter of 2012 associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities. See "Segment Review - Latin America" in this MD&A for a further discussion of Venezuela.
Effective Tax Rate
The effective tax rate for 2013 was 100.6%, compared to 78.2% for 2012.
During the fourth quarter of 2012, as a result of the uncertainty of our financing arrangements and our domestic liquidity profile at that time, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, at that time, we asserted that the undistributed earnings of foreign subsidiaries were no longer indefinitely reinvested, and therefore, we recorded an additional provision for income taxes of approximately $168 related to the incremental U.S. taxes associated with the unremitted foreign earnings, which increased the 2012 tax rate. The effective tax rate in 2012 was also unfavorably impacted by the non-cash impairment charges for goodwill and intangible assets associated with our China business of $44.
At December 31, 2013, we continue to assert that the Company’s foreign earnings may not be indefinitely reinvested, as a result of our domestic liquidity profile. In this regard, the 2013 effective tax rate was favorably impacted primarily due to the country mix of earnings and the lower expected tax cost to repatriate the undistributed earnings of our foreign subsidiaries. The 2013 effective tax rate was also unfavorably impacted by the non-cash impairment charges for goodwill and intangible assets associated with our China business of approximately $42. The rate was further impacted unfavorably by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A, and the $89 accrual for the settlements related to the FCPA investigations. Additionally, the rate was negatively impacted by a valuation allowance for deferred tax assets related to China in the third quarter of approximately $9 and Venezuela in the fourth quarter of approximately $42. The valuation allowance in Venezuela was due to the impact of higher than expected inflation on our taxable income which negatively impacted the likelihood we would realize existing deferred tax assets. Given the short life of the net operating loss carryforward periods for these markets, we determined that it was more likely than not that we would not use these carryforward losses before they expire.
The Adjusted effective tax rate for 2013 was 30.3%, compared to 35.0% for 2012, primarily due to the country mix of earnings and the lower expected tax cost to repatriate the undistributed earnings of our foreign subsidiaries.
Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of taxes was approximately ($348) in 2014 compared with approximately $5 in 2013, primarily due to net actuarial losses of approximately $187 in 2014 as compared with net actuarial gains of approximately $81 in 2013. In 2014, net actuarial losses were negatively impacted by lower discount rates for the non-U.S. and U.S. pension plans and updated mortality rates for the U.S. pension plan, partially offset by higher asset returns in the non-U.S. and U.S. pension plans in 2014 as compared to 2013. The other comprehensive income (loss) year-over-year comparison was also unfavorably impacted by foreign currency translation adjustments, as well as higher amortization of net actuarial loss which was driven by the settlement charges associated with the U.S. pension plan. In 2014, foreign currency translation adjustments were negatively impacted by approximately $136 as compared to 2013 primarily due to unfavorable movements of the Polish zloty, the British pound, the Colombian peso and the Mexican peso.
Other comprehensive income (loss), net of taxes was approximately $5 in 2013 compared with approximately ($22) in 2012, primarily due to net actuarial gains of approximately $81 in 2013 as compared with net actuarial losses of approximately $58 in 2012. In 2013, net actuarial gains in the U.S. and non-U.S. pension and postretirement plans benefited primarily due to a higher discount rate for the U.S. pension plan, as well as higher asset returns for the non-U.S. pension plans in 2013 as compared to 2012. Partially offsetting these benefits was the unfavorable impact of foreign currency translation adjustments. In 2013, foreign currency translation adjustments were negatively impacted by approximately $113 as compared to 2012 primarily due to unfavorable movements of the Colombian peso, the Polish zloty and the Mexican peso.
See Note 11, Employee Benefit Plans on pages F-31 through F-39 of our 2014 Annual Report for more information.
Segment Review
Below is an analysis of the key factors affecting revenue and operating profit (loss) by reportable segment for each of the years in the three-year period ended December 31, 2014.

Years ended December 31	2014		2013		2012
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$4,239.5	$279.8	$4,840.5	$478.6	$4,993.7	$443.9
Europe, Middle East & Africa	2,705.8	300.9	2,898.4	406.7	2,914.2	312.8
North America	1,203.4	(72.5)	1,458.2	(60.1)	1,751.1	(4.7)
Asia Pacific	702.7	20.9	757.9	(12.1)	902.4	5.1
Total from operations	8,851.4	529.1	9,955.0	813.1	10,561.4	757.1
Global and other expenses	—	(129.0)	—	(385.9)	—	(232.1)
Total	$8,851.4	$400.1	$9,955.0	$427.2	$10,561.4	$525.0

Latin America – 2014 Compared to 2013

			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$4,239.5	$4,840.5	(12)%	5%
Operating profit	279.8	478.6	(42)%	—%
CTI restructuring	26.7	8.4
Venezuelan special items	137.1	49.6
Adjusted operating profit	$443.6	$536.6	(17)%	6%

Operating margin	6.6%	9.9%	(3.3)	(.5)
CTI restructuring	.6	.2
Venezuelan special items	3.2	1.0
Adjusted operating margin	10.5%	11.1%	(.6)	.1

Change in Active Representatives				(4)%
Change in units sold				(4)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 12% compared to the prior-year period due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 5%. The region's revenue growth benefited by approximately 1 point due to the net impact of certain tax benefits in Brazil. In addition, higher average order was partially offset by a decrease in Active Representatives. Average order benefited from pricing, including inflationary impacts, primarily in Venezuela. Revenue in Venezuela and Mexico declined 55% and 9%, respectively, which were unfavorably impacted by foreign exchange, and Constant $ revenue in Venezuela and Mexico increased 45% and declined 6%, respectively. Revenue in Brazil declined 5%, which was unfavorably impacted by foreign exchange, and Constant $ revenue in Brazil increased 3%. Brazil's revenue benefited by approximately 3 points as a result of the net impact of certain tax benefits.
In 2014, our Constant $ revenue growth and Constant $ operating profit growth were not impacted by the use of the SICAD II exchange rate as we applied the exchange rate of 6.30 to current and prior periods for our Venezuela operations in order to determine Constant $ growth. If we had used an exchange rate of 50 (which is a rate more reflective of the SICAD II rate) for our Venezuela operations for the year ended December 31, 2014, the region's Constant $ revenue would have been an increase of 1% from the prior-year period, the region's Constant $ Adjusted operating margin would have been a decrease of .8 points from the prior-year period, and Avon's consolidated Constant $ revenue decline would have been a decrease of 2% from the prior-year period. As we update our Constant $ rates on an annual basis, we will utilize a rate of approximately 50 in our Constant $ financial performance beginning with our 2015 results. See below for further discussion regarding the impact of the Venezuelan currency devaluation.
Brazil's Constant $ revenue benefited by approximately 3 points due to the net benefit of larger tax credits recognized in 2014 as compared to the benefit and tax credits recognized in 2013. In 2014 and 2013, we recognized tax credits in Brazil of approximately $85 and approximately $29, respectively, primarily associated with a change in estimate of expected recoveries of VAT. Of the VAT credits recognized in 2014, approximately $13 were out-of-period adjustments. As the tax credits are associated with VAT, which is recorded as a reduction to revenue, the benefit from these VAT credits is recognized as revenue. Brazil's Active Representatives and average order were relatively unchanged from the prior-year period. On a Constant $ basis, Brazil’s sales from both Beauty and Fashion & Home products were relatively unchanged.
Mexico's Constant $ revenue decline was primarily due to a decrease in Active Representatives, partially offset by higher average order. Constant $ revenue growth in Venezuela was primarily due to higher average order, partially offset by a decrease in Active Representatives. Venezuela's average order benefited from the inflationary impact on pricing that was partially offset by a decrease in units sold. Venezuela's Active Representatives and units sold were negatively impacted by the reduced size of our product offering, primarily the result of our increased difficulty to import products and raw materials. Additional information on our Venezuela operations is discussed in more detail below.
Operating margin was negatively impacted by 2.2 points as compared to the prior-year period due to a larger impact in 2014 of the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin was also negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased .6 points, or increased .1 points on a Constant $ basis, primarily as a result of:

•	a benefit of 1.1 points from lower Representative, sales leader and field expense, which was primarily attributable to a shift towards more cost-effective incentives;

•	a benefit of 1.0 point associated with the net impact of the incremental tax credits in Brazil recognized as revenue in 2014 and 2013, discussed above;

•	a benefit of .3 points from lower net brochure costs, driven by Venezuela as a result of cost savings initiatives;

•
a decline of .8 points due to lower gross margin caused primarily by 1.4 points from the unfavorable impact of foreign currency transaction losses, primarily in Venezuela, and .9 points from higher supply chain costs, which was driven by higher obsolescence primarily in Venezuela and Brazil. These items were partially offset by 1.8 points from the favorable net impact of mix and pricing. Benefits from pricing include the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina) on inventory acquired in advance of such inflation;

•	a decline of .8 points from higher distribution expenses, driven by inflation in Venezuela and Argentina and other cost pressures in the region; and

•	a decline of .7 points from higher administrative expenses, partially driven by inflationary costs, and increased legal expenses associated with labor and civil related matters in Brazil.
We expect the environment in Latin America to continue to be challenging in the near term with a weak economy and high levels of competition.
Venezuela Discussion
Currency restrictions enacted by the Venezuelan government since 2003 have impacted the ability of Avon Venezuela to obtain foreign currency at the official rate to pay for imported products. Since 2010, we have been accounting for our operations in Venezuela under accounting guidance associated with highly inflationary economies. Under U.S. GAAP, the financial statements of a foreign entity operating in a highly inflationary economy are required to be remeasured as if the functional currency is the company’s reporting currency, the U.S. dollar. This generally results in translation adjustments, caused by changes in the exchange rate, being reported in earnings currently for monetary assets (e.g., cash, accounts receivable) and liabilities (e.g., accounts payable, accrued expenses) and requires that different procedures be used to translate non-monetary assets (e.g., inventories, fixed assets). Non-monetary assets and liabilities are remeasured at the historical U.S. dollar cost basis. This diverges significantly from the application of accounting rules prior to designation as highly inflationary accounting, where such gains and losses would have been recognized only in other comprehensive income (shareholders' equity).
With respect to our 2013 results, effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of approximately 32%. As a result of the change in the official rate to 6.30, we recorded an after-tax loss of approximately $51 (approximately $34 in other expense, net, and approximately $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at the historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs impacted the income statement during 2013 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their historical U.S. dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, 2013 operating profit and net income were negatively impacted by approximately $45, due to the difference between the historical U.S. dollar cost at the previous official exchange rate of 4.30 and the new official exchange rate of 6.30. Results for periods prior to 2013 were not impacted by the change in the official rate in February 2013.
In March 2013, the Venezuelan government announced a foreign exchange system ("SICAD I") that increased government control over the allocation of U.S. dollars in the country. The availability of U.S. dollars under the SICAD I market for Avon has been limited to-date. At December 31, 2014, the SICAD I rate was approximately 12.
In February 2014, the Venezuelan government announced a foreign exchange system ("SICAD II") which began operating on March 24, 2014. The Venezuelan government had indicated that all companies incorporated or domiciled in Venezuela in all sectors will be allowed to obtain U.S. dollars through the SICAD II market. The exchange rates established through the SICAD II market fluctuated daily and were significantly higher than both the official rate and SICAD I rate. In April 2014, we began to access the SICAD II market and were able to obtain only limited U.S. dollars. While liquidity was limited through the SICAD II market, in comparison to the other available exchange rates (the official rate and SICAD I rate), it represented the rate which better reflected the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014.
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new open market foreign exchange system ("SIMADI") was created. In February 2015, the SIMADI exchange rate was approximately 170. We believe that significant uncertainty exists regarding the foreign exchange mechanisms in Venezuela, as well as how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism. We are still evaluating our future access to funds through the SIMADI or other similar markets.
At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which caused the recognition of a devaluation of approximately 88%. As a result of our change to the

SICAD II rate, we recorded an after-tax loss of approximately $42 (approximately $54 in other expense, net, and a benefit of approximately $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. At December 31, 2014, the SICAD II exchange rate was approximately 50.
Additionally, certain non-monetary assets are carried at their historical U.S. dollar cost subsequent to the devaluation. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of approximately $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. We recognized an additional negative impact of approximately $21 to operating profit and net income relating to these non-monetary assets in the second, third and fourth quarters of 2014. In addition, at March 31, 2014, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets were recoverable, and determined that they were. As such, no impairment of Avon Venezuela's long-lived assets was required; however, further devaluations or regulatory actions may impair the carrying value of Avon Venezuela's long-lived assets, which was approximately $107 at December 31, 2014.
At December 31, 2014, we had a net asset position of $100 associated with our operations in Venezuela, which included cash balances of approximately $4, of which approximately $3 was denominated in Bolívares. Of the $100 net asset position, a net liability of approximately $5 was associated with Bolívar-denominated monetary net assets. During 2014, Avon Venezuela (using the 6.30 exchange rate for the first quarter and the SICAD II rate beginning in the second quarter) represented approximately 2% of Avon’s consolidated revenue and 3% of Avon’s consolidated Adjusted operating profit. If we had remeasured Avon Venezuela's income statement at the SICAD II rate of approximately 50 for the entire year ended December 31, 2014, Avon Venezuela would have represented approximately 1% of Avon's consolidated revenue and approximately 1% of Avon's consolidated Adjusted operating profit.
There also could be ongoing impacts primarily related to the remeasurement of Avon Venezuela's financial statements. To illustrate our sensitivity to potential future changes in the foreign exchange rates in Venezuela, if we were to utilize an exchange rate of approximately 170 Bolívares to the U.S. dollar to remeasure our Venezuelan operations as of December 31, 2014 (a devaluation of approximately 70% from the exchange rate of approximately 50), and using 2014 results, Avon's annualized consolidated results would be negatively impacted as follows:

•
As a result of the use of a further devalued exchange rate for the remeasurement of Avon Venezuela's revenues and profits, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 1% and annualized consolidated Adjusted operating profit would likely be negatively impacted by approximately 1% prospectively, assuming no operational improvements occurred to offset the negative impact of a further devaluation.

•
Avon's consolidated Adjusted operating profit during the first twelve months following the devaluation would likely be negatively impacted by approximately 5%, assuming no offsetting operational improvements or any impairment of Avon Venezuela's long-lived assets. The larger negative impact on Adjusted operating profit during the first twelve months as compared to the prospective impact is caused by costs of non-monetary assets, primarily inventories, being carried at their historical U.S. dollar cost in accordance with the requirement to account for Venezuela as a highly inflationary economy while revenue would be remeasured at the further devalued rate.

•	We would likely incur an immediate benefit of approximately $3 (primarily in other expense, net) associated with the net liability of Bolívar-denominated monetary net assets.
In 2014, the Venezuelan government also issued a Law on Fair Pricing, establishing a maximum profit margin. During 2014, this law did not have a significant effect on Avon Venezuela's results; however, it is uncertain how this law may be interpreted and enforced in the future.
Argentina Discussion
In late 2011, the Argentine government introduced restrictive foreign currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At December 31, 2014, we had a net asset position of approximately $91 associated with our operations in Argentina. During 2014, Avon Argentina represented approximately 4% of Avon’s consolidated revenue and approximately 6% of Avon’s consolidated Adjusted operating profit.
To illustrate our sensitivity to potential future changes in the exchange rate in Argentina, if the exchange rate was devalued by approximately 50% from the average exchange rate of Argentina's 2014 results, and using 2014 results, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 2% and annualized consolidated Adjusted operating profit would likely be negatively impacted by approximately 4% prospectively. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.

As of December 31, 2014, we did not account for Argentina as a highly inflationary economy. As a result, any potential devaluation would not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.
Latin America – 2013 Compared to 2012

			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$4,840.5	$4,993.7	(3)%	6%
Operating profit	478.6	443.9	8%	31%
CTI restructuring	8.4	19.6
Venezuelan special items	49.6	—
Adjusted operating profit	$536.6	$463.5	16%	28%

Operating margin	9.9%	8.9%	1.0	2.1
CTI restructuring	.2	.1
Venezuelan special items	1.0	—
Adjusted operating margin	11.1%	9.3%	1.8	2.0

Change in Active Representatives				—%
Change in units sold				(3)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 3% compared to the prior-year period due to the unfavorable impact from foreign exchange, including the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue grew 6%. The region's revenue was favorably impacted by approximately 1 point as a result of the aggregate of the tax credits of approximately $22 recognized in the third quarter of 2013 associated with a change in estimate of expected recoveries of VAT, as well as the initial realization of a government incentive that was recognized in the first quarter of 2013 associated with activity in prior years. As the tax credits are associated with VAT, and the government incentive is associated with excise taxes, which are both recorded as a reduction to revenue, the benefit from these VAT credits and government incentive is recognized as revenue. The region's Constant $ revenue growth was primarily due to higher average order, which benefited from pricing, including inflationary impacts, primarily in Argentina and Venezuela, and new Beauty product launches. Active Representatives were relatively unchanged. Revenue in Venezuela, Brazil and Mexico declined 17%, 1% and 1%, respectively. Revenue growth in Brazil and Venezuela was unfavorably impacted by foreign exchange. Constant $ revenue increased 9% in Brazil, and 16% in Venezuela, and declined 4% in Mexico.
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
Constant $ revenue in Mexico was negatively impacted by lower average order, while Active Representatives were relatively unchanged. In the second half of 2013, Constant $ revenue in Mexico was negatively impacted by executional challenges coupled with the weaker economy. Constant $ revenue growth in Venezuela was due to higher average order, benefiting from the inflationary impact on pricing that was partially offset by a decrease in units sold. Higher average order in Venezuela was partially offset by a decrease in Active Representatives, which was impacted by continued economic and political instability as well as service issues. Revenue and operating profit in Venezuela was negatively impacted in 2013 by the Venezuelan currency devaluation. Additional information on our Venezuela operations is discussed in more detail above.
Operating margin was negatively impacted by 1.0 point due to the Venezuelan currency devaluation in conjunction with highly inflationary accounting as discussed further above. Operating margin benefited by .2 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 1.8 points, or 2.0 points on a Constant $ basis, primarily as a result of:

•
a benefit of .5 points associated with the aggregate of the VAT credits in Brazil recognized in the third quarter of 2013 and the government incentive in Brazil recognized in the first quarter of 2013, discussed above;

•
a benefit of 1.9 points due to higher gross margin caused primarily by 1.5 points from the favorable net impact of mix and pricing. Benefits from pricing include the realization of price increases in advance of costs in markets experiencing relatively high inflation (Venezuela and Argentina), while mix negatively impacted gross margin due to higher growth in Fashion & Home. In addition, there were various other insignificant items that favorably impacted gross margin. These items were partially offset by .6 points from the unfavorable impact of foreign currency transaction losses; and

•	a decline of .5 points from higher transportation costs, primarily in Venezuela.
Europe, Middle East & Africa – 2014 Compared to 2013

			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$2,705.8	$2,898.4	(7)%	1%
Operating profit	300.9	406.7	(26)%	(18)%
CTI restructuring	23.2	17.7
Adjusted operating profit	$324.1	$424.4	(24)%	(16)%

Operating margin	11.1%	14.0%	(2.9)	(2.6)
CTI restructuring	.9	.6
Adjusted operating margin	12.0%	14.6%	(2.6)	(2.4)

Change in Active Representatives				(1)%
Change in units sold				—%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 7% compared to the prior-year period, due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 1%. The region's Constant $ revenue was negatively impacted by approximately 1 point as a result of the closure of the France business.
In Russia, revenue declined 18%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue declined 1%, primarily due to a decrease in Active Representatives, partially offset by higher average order. Russia was negatively impacted by a difficult economy, including the impact of geopolitical uncertainties. Russia's Constant $ revenue decline in the first half of 2014 was partially offset by Constant $ revenue growth in the second half of 2014, driven by actions to improve unit sales. In the United Kingdom, revenue increased 6%, which was favorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue increased 1%, primarily due to higher average order, partially offset by a decrease in Active Representatives. In Turkey, revenue declined 14%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue declined 2%, primarily due to lower average order. In South Africa, revenue declined 3%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue increased 8%, primarily due to an increase in Active Representatives.
Operating margin was negatively impacted by .3 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 2.6 points, or 2.4 points on a Constant $ basis, primarily as a result of a decline of 2.2 points due to lower gross margin caused primarily by an estimated 3 points from the unfavorable impact of foreign currency transaction losses, partially offset by 1.0 point from lower supply chain costs.

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
Operating margin was negatively impacted by .2 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 3.5 points, or 3.6 points on a Constant $ basis, primarily as a result of:

•
a benefit of 1.9 points due to higher gross margin caused primarily by lower supply chain costs, largely due to lower material and overhead costs together with the benefits from productivity initiatives, including facility rationalization. These items were partially offset by the unfavorable net impact of mix and pricing of .5 points as a result of discounts and the unfavorable impact of foreign currency transaction losses;

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

•	a benefit of .5 points from lower net brochure costs, partially impacted by initiatives to reduce the cost of our brochures in various European markets.

North America – 2014 Compared to 2013

			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$1,203.4	$1,458.2	(17)%	(17)%
Operating loss	(72.5)	(60.1)	(21)%	(21)%
CTI restructuring	28.2	12.5
Pension settlement charge	26.9	—
Adjusted operating loss	$(17.4)	$(47.6)	63%	63%

Operating margin	(6.0)%	(4.1)%	(1.9)	(1.9)
CTI restructuring	2.3	.9
Pension settlement charge	2.2	—
Adjusted operating margin	(1.4)%	(3.3)%	1.9	1.8

Change in Active Representatives				(18)%
Change in units sold				(22)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 17% on both a reported and Constant $ basis compared to the prior-year period, primarily due to a decrease in Active Representatives. Sales from Beauty products and Fashion & Home products each declined 17% on both a reported and Constant $ basis. In addition, we believe units were negatively impacted by the decreased depth and frequency of discounting, primarily during the first half of 2014. We continue to adjust the balance of both the depth and frequency of discounting in an effort to drive revenue and maximize profitability.
Operating margin was negatively impacted by 2.2 points from settlement charges associated with the U.S. pension plan as discussed in more detail below. Operating margin was also negatively impacted by 1.4 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 1.9 points, or 1.8 points on a Constant $ basis, primarily as a result of:

•	a benefit of 1.1 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives;

•	a benefit of 1.0 point due to reduced advertising spend, which was primarily attributable to a shift towards more cost-effective recruitment strategies;

•	a benefit of .5 points due to lower Representative and sales leader expense primarily due to lower commissions and reduced appointments of new Representatives;

•
a benefit of .4 points due to lower distribution expenses, primarily resulting from our cost savings initiatives, including the closure of the Atlanta distribution facility that was associated with the $400M Cost Savings Initiative; and

•
a net decline of 1.6 points due to the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, and reduced field spending.

In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of approximately $24. Because the settlement threshold was exceeded in the second quarter of 2014, settlement charges of approximately $5 and approximately $7 were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from our U.S. pension plan. These settlement charges were allocated between Global Expenses and the operating results of North America.
We continue to expect year-over-year revenue declines within North America. We are focused on restoring field health, improving our brochure and creating a sustainable cost base which may include additional restructuring actions.

North America – 2013 Compared to 2012

			%/Point Change
	2013	2012	US$	Constant $
Total revenue	$1,458.2	$1,751.1	(17)%	(16)%
Operating loss	(60.1)	(4.7)	*	*
CTI restructuring	12.5	30.5
Adjusted operating (loss) profit	$(47.6)	$25.8	*	*

Operating margin	(4.1)%	(.3)%	(3.8)%	(3.9)%
CTI restructuring	.9	1.7
Adjusted operating margin	(3.3)%	1.5%	(4.8)%	(4.7)%

Change in Active Representatives				(15)%
Change in units sold				(17)%
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

•	a benefit of .6 points from lower net brochure costs impacted by initiatives to reduce the cost of our brochures and the number of brochures printed as a result of lower Representative count.

Asia Pacific – 2014 Compared to 2013

			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$702.7	$757.9	(7)%	(4)%
Operating profit (loss)	20.9	(12.1)	*	*
CTI restructuring	9.3	5.0
Asset impairment and other charges	—	42.1
Adjusted operating profit	$30.2	$35.0	(14)%	—%

Operating margin	3.0%	(1.6)%	4.6	5.2
CTI restructuring	1.3	.7
Asset impairment and other charges	—	5.6
Adjusted operating margin	4.3%	4.6%	(.3)	.1

Change in Active Representatives(1)				(7)%
Change in units sold				(2)%
(1) Excludes China.
*Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 7% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 4%, as an increase in the Philippines was more than offset by declines in the other Asia Pacific markets. Constant $ revenue was also impacted by a decrease in Active Representatives, partially offset by higher average order. Revenue in the Philippines declined 2%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, revenue in the Philippines increased 3%, as higher average order was partially offset by a decrease in Active Representatives. Revenue in China declined 10% on both a reported and Constant $ basis, primarily due to a decline in the number of beauty boutiques. The decline in the number of beauty boutiques negatively impacted unit sales, but was partially offset by actions taken during the second half of 2013 which were intended to reduce inventory levels held by the beauty boutiques that did not recur in 2014.
Operating margin benefited by 5.6 points as compared to the prior-year period due to the impact of non-cash goodwill and intangible asset impairment charges associated with our China business as discussed in more detail below. Operating margin was negatively impacted by .6 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased .3 points, or increased .1 point on a Constant $ basis, primarily as a result of:

•	a benefit of 1.3 points from lower bad debt expense, primarily as our 2013 results included an adjustment associated with prior periods in the Philippines;

•
a net benefit of .9 points due to lower fixed expenses, which was partially offset by the unfavorable impact of declining revenue with respect to our fixed expenses. Lower fixed expenses primarily resulted from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative;

•
a decline of 1.2 points due to lower gross margin caused primarily by .7 points from the unfavorable net impact of pricing and mix primarily driven by the Philippines largely due to unit driving offers, and .6 points from the unfavorable impact of foreign currency transaction losses; and

•	a decline of .9 points due to higher advertising spend, primarily in China to support product re-launches.

Asia Pacific – 2013 Compared to 2012

			%/Point Change
	2013	2012	US$		Constant $
Total revenue	$757.9	$902.4	(16)%	—	(15)%
Operating (loss) profit	(12.1)	5.1	*		*
CTI restructuring	5.0	18.2
Asset impairment and other charges	42.1	44.0
Adjusted operating profit	$35.0	$67.3	(48)%		(46)%

Operating margin	(1.6)%	.6%	(2.2)		(1.8)
CTI restructuring	.7	2.0
Asset impairment and other charges	5.6	4.9
Adjusted operating margin	4.6%	7.5%	(2.9)		(2.7)

Change in Active Representatives(1)					(12)%
Change in units sold					(16)%
(1) Excludes China.
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
Operating margin was negatively impacted by .7 points as compared to the prior-year period due to a larger impact from non-cash goodwill and intangible asset impairment charges associated with our China business during 2013. The non-cash goodwill and intangible asset impairment charge in the third quarter of 2013 was recorded based on an interim impairment analysis, which was completed as a result of the significant lowering of our long-term revenue and earnings projections for China and the decline in revenue performance in China in the third quarter of 2013, which was significantly in excess of our expectations. See Note 16, Goodwill and Intangible Assets on pages F-47 through F-49 of our 2014 Annual Report for more information on China. Operating margin benefited by 1.3 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 2.9 points, or 2.7 points on a Constant $ basis, primarily as a result of:

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

Global and Other Expenses
Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, marketing, professional and related fees associated with the FCPA investigations and compliance reviews, the accrual for the settlements related to the FCPA investigations, a non-cash impairment charge for the capitalized software associated with SMT and pension settlement charges. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as Global and other expenses. We do not allocate to our segments costs of implementing restructuring initiatives related to our global functions, professional and related fees associated with the FCPA investigations and compliance reviews, the accrual for the settlements related to the FCPA investigations, a non-cash impairment charge for the capitalized software associated with SMT and settlement charges associated with the U.S. pension plan. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.

	2014	2013	% Change	2013	2012	% Change
Total global expenses	$567.3	$824.3	(31)%	$824.3	$706.3	17%
CTI restructuring	26.8	22.3		22.3	44.6
FCPA accrual	46.0	89.0		89.0	—
Pension settlement charge	9.5	—		—	—
Asset impairment and other charges	—	117.2		117.2	—
Adjusted total global expenses	$485.0	$595.8	(19)%	$595.8	$661.7	(10)%
Allocated to segments	(438.3)	(438.4)	—%	(438.4)	(474.2)	(8)%
Adjusted net global expenses	$46.7	$157.4	(70)%	$157.4	$187.5	(16)%

Net global expenses(1)	$129.0	$385.9	(67)%	$385.9	$232.1	66%
(1) Net global expenses represents total global expenses less amounts allocated to segments.
Amounts in the table above may not necessarily sum due to rounding.
2014 Compared to 2013
As compared to the prior-year period, total global expenses benefited from a non-cash impairment charge of approximately $117 for capitalized software related to SMT (discussed below) and the $89 accrual for the settlements related to the FCPA investigations which were recorded in 2013, partially offset by the additional $46 accrual for the settlements related to the FCPA investigations and settlement charges associated with the U.S. pension plan (discussed below) which were recorded in 2014.
As a result of the payments made to former employees who are vested and participate in the U.S. pension plan, in the second quarter of 2014, we recorded a settlement charge of approximately $24. Because the settlement threshold was exceeded in the second quarter of 2014, settlement charges of approximately $5 and approximately $7 were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from our U.S. pension plan. These settlement charges were allocated between Global Expenses and the operating results of North America. See "Segment Review - North America" in this MD&A for a further discussion of the settlement charges.
In the fourth quarter of 2013, we decided to halt further roll-out of our SMT project beyond the pilot market of Canada, in light of the potential risk of further business disruption. As a result, a non-cash impairment charge for the capitalized software associated with SMT was recorded. See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2014 Annual Report for more information.
Adjusted total global expenses decreased compared to the prior-year period primarily as a result of cost savings initiatives, including lower expenses related to our SMT project, and to a lesser extent, lower marketing expenses. In addition, professional and related fees associated with the FCPA investigations and compliance reviews decreased compared to the prior-year period. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report, amounted to approximately $7 in 2014, as compared to approximately $28 in 2013. These fees were not allocated to the segments. Although the FCPA investigations and compliance reviews are now complete and we have reached settlements with the government, we will incur ongoing costs related to the monitor and self-reporting obligations undertaken pursuant to the settlements.
With respect to the global expenses discussion above and below, for all years presented, please see Risk Factors on pages 10 through 11 of our 2014 Annual Report, and Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report for more information regarding the FCPA settlements, and other related matters, including our expectations with respect to future professional and related fees related to the monitor and self-reporting obligations undertaken pursuant to the settlements.

2013 Compared to 2012
As compared to the prior-year period, total global expenses was negatively impacted by a non-cash impairment charge of approximately $117 for capitalized software related to SMT and the $89 accrual for the settlements related to the FCPA investigations, which were recorded in 2013, and partially offset by lower CTI restructuring.
Adjusted total global expenses decreased compared to the prior-year period primarily due to lower professional and related fees associated with the FCPA investigations and compliance reviews as well as lower consulting fees, partially offset by higher expenses related to our SMT project. Amounts allocated to segments decreased compared to the prior-year period primarily due to the decrease in budgeted marketing and research and development costs, which are costs that are allocated to segments. Professional and related fees associated with the FCPA investigations and compliance reviews described in Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report, amounted to approximately $28 in 2013, as compared to approximately $92 in 2012. These fees were not allocated to the segments. While these fees are difficult to predict, we expect ongoing fees may vary during the course of these investigations and reviews.

Liquidity and Capital Resources
Our principal sources of funding historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At December 31, 2014, we had cash and cash equivalents totaling approximately $961, which includes cash balances associated with our Venezuela operations denominated in Bolívares amounting to approximately $3. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to these foreign currency restrictions and the foreign currency devaluation, see "Segment Review - Latin America" in this MD&A above, and for more information regarding risks with respect to these foreign currency restrictions, see "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" included in Item 1A on pages 8 through 18 of our 2014 Annual Report.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded in 2014, which may impact our access to these transactions on favorable terms, if at all. For more information see "Risk Factors - Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital," "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A on pages 8 through 18 of our 2014 Annual Report.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 15, Contingencies on pages F-45 through F-47 of our 2014 Annual Report. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2 of our 2014 Annual Report.
Balance Sheet Data

	2014	2013
Cash and cash equivalents	$960.5	$1,107.9
Total debt	2,601.0	2,720.7
Working capital	917.3	1,200.7

Cash Flows

	2014	2013	2012
Net cash from continuing operating activities	$359.8	$539.6	$544.0
Net cash from continuing investing activities	(105.1)	(173.4)	(213.4)
Net cash from continuing financing activities	(218.8)	(467.9)	(401.3)
Effect of exchange rate changes on cash and equivalents	(183.3)	(80.8)	23.4
Net Cash from Continuing Operating Activities
Net cash provided by continuing operating activities during 2014 was approximately $180 lower than during 2013. Operating cash flow during 2014 was unfavorably impacted by lower cash-related earnings (including the unfavorable impact of foreign currency), the $68 fine paid in connection with the FCPA settlement with the DOJ and higher payments for employee incentive compensation. These unfavorable impacts to the year-over-year comparison of cash from operating activities were partially offset by the benefit due to the timing of accounts payable, primarily for inventory purchases. In addition, operating cash flow during 2013 was unfavorably impacted by payments for the make-whole premiums of approximately $90 in connection with the prepayment of debt and an approximate $25 contribution to the United Kingdom pension plan as a result of our decision to freeze the plan, both of which did not recur in 2014.
Net cash provided by continuing operating activities during 2013 was approximately $4 lower than during 2012. Operating cash flow during 2013 was unfavorably impacted by the payments for the make-whole premiums and the contribution to the United Kingdom pension plan, as discussed above, as well as higher payments for employee incentive compensation. Substantially offsetting these unfavorable impacts was improved Adjusted operating profit.
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 11, Employee Benefit Plans on pages F-31 through F-39 of our 2014 Annual Report). Our funding policy for these plans is based on legal requirements and available cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates - Pension and Postretirement Expense" in this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $50 to $55 to our U.S. defined benefit pension and postretirement plans and in the range of $25 to $30 to our non-U.S. defined benefit pension and postretirement plans during 2015.
Net Cash from Continuing Investing Activities
Net cash used by continuing investing activities during 2014 was approximately $68 lower than during 2013, primarily due to lower capital expenditures, partially offset by higher proceeds received for the disposal of assets, primarily in the U.S., due to the sale of facilities associated with our restructuring initiatives. Net cash used by continuing investing activities during 2013 was $40 lower than during 2012, primarily due to lower capital expenditures, as well as higher proceeds received for the disposal of assets, primarily in the U.S., due to the sale of facilities associated with our restructuring initiatives.
Capital expenditures during 2014 were approximately $131 compared with approximately $197 during 2013, driven by the decision to halt the further roll-out of SMT beyond Canada in the fourth quarter of 2013. Capital expenditures during 2013 were approximately $197 compared with approximately $229 during 2012, driven by lower spend associated with SMT primarily due to the launch of the pilot in Canada, and to a lesser extent, the decision to halt the further roll-out of SMT beyond Canada in the fourth quarter of 2013.
Capital expenditures in 2015 are currently expected to be in the range of $125 to $150 and are expected to be funded by cash from operations.
Net Cash from Continuing Financing Activities
Net cash used by continuing financing activities was approximately $219 during 2014 compared to approximately $468 during 2013. This was primarily due to the significant financing transactions in 2013, partially offset by the repayment of the remaining approximate $53 outstanding principal amount of the term loan agreement (as defined below) in the second quarter of 2014. The 2013 transactions included the prepayment of $535 principal amount of the Private Notes (as defined below), the prepayment of $500 principal amount of the 2014 Notes (as defined below), the repayment of $498 of the outstanding principal amount of the term loan agreement (as defined below), the scheduled repayment of $250 principal amount of the 4.80% Notes, due March 1, 2013, and the scheduled repayment of $125 principal amount of the 4.625% Notes, due May 15, 2013, which were partially offset by the proceeds of $1.5 billion related to issuance of the Notes (as defined below) and proceeds of $88 related to the termination of interest-rate swap agreements designated as fair value hedges. See Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report, and Note 8, Financial Instruments and Risk Management on pages F-25 through F-27 of our 2014 Annual Report for more information.
Net cash used by continuing financing activities was approximately $468 during 2013 compared to approximately $401 during 2012 primarily due to the significant repayments and prepayments in 2013 (as discussed above) and lower debt issuances in various markets. This was partially offset by proceeds of $1.5 billion related to issuance of the Notes (as defined below) in the first quarter of 2013 as compared to proceeds of $550 related to borrowings under our term loan agreement (as defined below) in 2012, as well as lower repayments of commercial paper and lower dividend payments in 2013. See Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report for more information. In addition, during 2013 we had proceeds of approximately $88 related to the termination of interest-rate swap agreements designated as fair value hedges, compared to proceeds of approximately $44 during 2012. See Note 8, Financial Instruments and Risk Management on pages F-25 through F-27 of our 2014 Annual Report for more information.
We purchased approximately .7 million shares of our common stock for $9.8 during 2014, as compared to .5 million shares of our common stock for $9.4 during 2013 and .5 million shares for $8.8 during 2012, through repurchases by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
We have maintained a quarterly dividend of $.06 per share for 2014, which was equivalent to our quarterly dividends in 2013. During the first nine months of 2012 our quarterly dividend payments were $.23 per share, whereas in the fourth quarter of 2012 our quarterly dividend payment was $.06 per share. We have maintained the dividend of $.06 per share for the first quarter of 2015.
Debt and Contractual Financial Obligations and Commitments
At December 31, 2014, our debt and contractual financial obligations and commitments by due dates were as follows:

	2015	2016	2017	2018	2019	2020 and Beyond	Total
Short-term debt	$122.0	$—	$—	$—	$—	$—	$122.0
Long-term debt	—	250.0	—	500.0	350.0	1,250.0	2,350.0
Capital lease and financing obligations(1)	15.1	9.8	8.8	6.7	16.7	.3	57.4
Total debt	137.1	259.8	8.8	506.7	366.7	1,250.3	2,529.4
Debt-related interest(2)	128.3	122.3	120.5	104.0	76.8	73.0	624.9
Total debt-related	265.4	382.1	129.3	610.7	443.5	1,323.3	3,154.3
Operating leases	86.3	73.8	61.6	51.2	45.2	104.6	422.7
Purchase obligations	187.3	59.4	17.8	8.6	3.2	1.1	277.4
Benefit obligations(3)	80.2	25.1	23.6	22.8	22.1	114.4	288.2
Total debt and contractual financial obligations and commitments(4)	$619.2	$540.4	$232.3	$693.3	$514.0	$1,543.4	$4,142.6

(1)
Capital lease and financing obligations is primarily comprised of $40.4 related to the sale and leaseback of equipment in one of our distribution facilities in North America entered into in 2009 and $11.6 of capital leases which were primarily related to automobiles and equipment.

(2)	Amounts are based on our current long-term credit ratings. See Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report for more information.

(3)
Amounts represent expected future benefit payments for our unfunded defined benefit pension and postretirement benefit plans, as well as expected contributions for 2015 to our funded defined benefit pension benefit plans. We are not able to estimate our contributions to our funded defined benefit pension and postretirement plans beyond 2015.

(4)
The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on non-binding purchase orders of inventory. The table does not include any reserves for uncertain income tax positions because we are unable to reasonably predict the ultimate amount or timing of settlement of these uncertain income tax positions. At December 31, 2014, our reserves for uncertain income tax positions, including interest and penalties, totaled $44.6.

See Note 5, Debt and Other Financing, and Note 13, Leases and Commitments, on pages F-17 through F-20, and on page F-41, respectively, of our 2014 Annual Report for more information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 14, Restructuring Initiatives on pages F-41 through F-45 of our 2014

Annual Report, we have a remaining liability of $50.6 associated with our $400M Cost Savings Initiative, at December 31, 2014. We also have a remaining liability of $8.9 associated with other restructuring initiatives approved during 2012 at December 31, 2014. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2015.
Off Balance Sheet Arrangements
At December 31, 2014, we had no material off-balance-sheet arrangements.
Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. The revolving credit facility has an annual fee of approximately $3.0, payable quarterly, based on our current credit ratings. The revolving credit facility may be used for general corporate purposes. As of December 31, 2014, there were no amounts outstanding under the revolving credit facility.
The revolving credit facility contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The revolving credit facility also contains a covenant that limits our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the revolving credit facility contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.5:1 at the end of the fiscal quarter ended December 31, 2014 and each fiscal quarter thereafter. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the revolving credit facility) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the revolving credit facility) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the revolving credit facility allows us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the revolving credit facility (which expires in March 2017); provided, that cash restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. Beginning January 1, 2015, charges taken for cash restructuring cannot be added back to our consolidated net income. As of December 31, 2014, we have less than $10 remaining for the other items (cash charges and other cash expenses, premiums or penalties incurred relating to any legal or regulatory action, settlement, judgment or ruling). We were in compliance with our interest coverage and leverage ratios under the revolving credit facility for the four fiscal quarters ended December 31, 2014. As of December 31, 2014, and based on then applicable interest rates, approximately $825 of the $1 billion revolving credit facility could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal or regulatory settlements) may further reduce our borrowing capacity under the revolving credit facility or cause us to be non-compliant with our interest coverage and leverage ratios. If we were to be non-compliant with our interest coverage or leverage ratio, we would no longer have access to our revolving credit facility. As of December 31, 2014, there were no amounts outstanding under the revolving credit facility.
Public Notes
On April 15, 2013, we prepaid our 5.625% Notes, due March 1, 2014 (the "2014 Notes") at a prepayment price equal to 100% of the principal amount of $500.0, plus accrued interest of $3.4 and a make-whole premium of $21.7. In connection with the prepayment of our 2014 Notes, we incurred a loss on extinguishment of debt of $13.0 in the second quarter of 2013 consisting of the $21.7 make-whole premium for the 2014 Notes and the write-off of $1.1 of debt issuance costs and discounts related to the initial issuance of the 2014 Notes, partially offset by a deferred gain of $9.8 associated with the January 2013 interest-rate swap agreement termination. See Note 8, Financial Instruments and Risk Management on pages F-25 through F-27 of our 2014 Annual Report for more information. In addition, the $250.0 principal amount of our 4.80% Notes due March 1, 2013 and the $125.0 principal amount of our 4.625% Notes due May 15, 2013 were repaid in full at maturity.
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016 (the "2016 Notes"), $500.0 principal amount of 4.60% Notes, due March 15, 2020 (the "2020 Notes"), $500.0 principal amount of 5.00% Notes, due March 15, 2023 (the "2023 Notes") and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (the "2043 Notes") (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement (as defined below), to prepay the Private Notes (as defined below) and 2014 Notes (plus make-whole premium and accrued interest for both prepayments), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. As a result of the long-term credit rating downgrades by S&P to BB+ (Stable outlook) and by Moody's to Ba1 (Stable outlook) (as discussed below), the interest rates on the Notes will increase by .50%, effective as of March 15, 2015.
At December 31, 2014, we also had outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"), $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes") and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"). Interest on the 2018 Notes, the 4.20% Notes and the 2019 Notes is payable semi-annually.
The indentures governing our outstanding notes described above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase the 2018 Notes, the 2019 Notes and each series of the Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings with S&P and Moody's. As described in the indenture, the interest rates on the Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the Notes. As a result of the long-term credit rating downgrades by S&P to BB+ (Stable outlook) and by Moody's to Ba1 (Stable outlook) (as discussed below), the interest rates on the Notes will increase by .50%, effective as of March 15, 2015.
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
In March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes, which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. On June 30, 2014, we paid the $52.5 remaining outstanding principal balance under the term loan agreement, of which $39.4 was not yet due, without prepayment penalties, effectively terminating the term loan agreement since amounts thereunder may not be reborrowed.
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
Commercial Paper Program
In November 2014, we terminated our $1 billion commercial paper program, which was supported by the revolving credit facility, as our current credit ratings essentially eliminated the demand for our commercial paper. We had not sought to issue commercial paper since our March 2013 public offering.
Additional Information
Our long-term credit ratings are Ba1 (Stable Outlook) with Moody's, BB+ (Stable Outlook) with S&P, and BB (Negative Outlook) with Fitch, which are below investment grade. In November 2014, S&P lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook). In October 2014, Moody's lowered their long-term credit rating from Baa3

(Negative Outlook) to Ba1 (Stable Outlook). We do not believe these long-term credit rating downgrades will have a material impact on our near-term liquidity. However, additional rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," "Risk Factors - Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital," and "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" included in Item 1A on pages 8 through 18 of our 2014 Annual Report.
Please also see Note 5, Debt and Other Financing on pages F-17 through F-20 of our 2014 Annual Report for more information relating to our debt and the maturities thereof.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(U.S. dollars in millions, except per share data)
The overall objective of our financial risk management program is to reduce the potential negative effects from changes in foreign exchange and interest rates arising from our business activities. We may reduce our exposure to fluctuations in cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments and through operational means. Since we may use foreign currency rate-sensitive instruments to hedge a portion of our existing and forecasted transactions, we expect that any loss in value for the hedge instruments generally would be offset by changes in the value of the underlying transactions.
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
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of December 31, 2014, we do not have any interest-rate swap agreements. Approximately 5% and approximately 8% of our debt portfolio at December 31, 2014 and 2013, respectively, was exposed to floating interest rates.
Our long-term borrowings were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2014, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, approximately 87% of our consolidated revenue was derived from operations of subsidiaries outside of the United States ("U.S"). The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings. At December 31, 2014, the primary foreign currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Canadian dollar, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South Africa rand, Turkish lira, Ukrainian hryvna and Venezuelan bolívar.
We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. Our hedges of our foreign currency exposure are not designed to, and, therefore, cannot entirely eliminate the effect of changes in foreign exchange rates on our consolidated financial position, results of operations and cash flows.
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our outstanding foreign exchange contracts at December 31, 2014, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2014, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $.6 at December 31, 2014. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
See Note 8, Financial Instruments and Risk Management on pages F-25 through F-27 of our 2014 Annual Report for more information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2014, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2014, was effective.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2014 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014. Their report is included on page F-2 of our 2014 Annual Report.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Information regarding directors is incorporated by reference to the "Proposal 1 - Election of Directors" and "Information Concerning the Board of Directors" sections of our proxy statement for the 2015 Annual Meeting of Shareholders ("2015 Proxy Statement").
Executive Officers
Information regarding executive officers is incorporated by reference to the "Executive Officers" section of our 2015 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2015 Proxy Statement.
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
Audit Committee; Audit Committee Financial Expert
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2015 Proxy Statement.
Material Changes in Nominating Procedures
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2015 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to the "Information Concerning the Board of Directors," "Executive Compensation" and "Director Compensation" sections of our 2015 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the "Equity Compensation Plan Information" and "Ownership of Shares" sections of our 2015 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Transactions with Related Persons" sections of our 2015 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to the "Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of our 2015 Proxy Statement.

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

10.27*	Third Amendment, dated November 10, 2014, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008.
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

10.30*
Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.31*	Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Appendix B to Avon’s Proxy Statement as filed on April 2, 2013).
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

10.35*	Third Amendment, dated as of November 10, 2014, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009.
10.36*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.37*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.38*
Avon Products, Inc. Amended and Restated Compensation Recoupment Policy, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.41 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.39*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.40*
Avon Products, Inc. Amended and Restated Change in Control Policy, dated as of January 9, 2013 (incorporated by reference to Exhibit 10.43 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.41*
Avon Products, Inc. Long Term Incentive Cash Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.42*
Employment Offer Letter Agreement, dated as of May 18, 2011, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.43*
Amendment to Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.51 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.44*
Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Fernando Acosta (incorporated by reference to Exhibit 10.52 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.45*
Letter Agreement, dated as of April 4, 2012, between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on April 10, 2012) as modified by the "CEO stock holding requirement" adopted on March 13, 2014 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.46*
Restricted Stock Unit Award Agreement, dated as of April 23, 2012 between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.47*	Transition Agreement, dated as of November 18, 2014, between the Company and Patricia Perez-Ayala.
10.48*
Employment Offer Letter Agreement, dated as of May 15, 2013, between the Company and Pablo Munoz (incorporated by reference to Exhibit 10.46 to Avon's Annual Report on Form 10-K for the year ended December 31, 2013).

10.49
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
Avon’s Annual Report on Form 10-K for the year ended December 31, 2014, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2015.

Avon Products, Inc.

/s/ Robert Loughran
Robert Loughran
Acting Chief Financial Officer, Vice President and
Corporate Controller - Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sherilyn S. McCoy	Chief Executive Officer – Principal Executive Officer	February 24, 2015
Sherilyn S. McCoy

/s/ Robert Loughran	Acting Chief Financial Officer, Vice President and Corporate Controller – Principal Financial Officer and Principal Accounting Officer	February 24, 2015
Robert Loughran

/s/ Douglas R. Conant	Director	February 24, 2015
Douglas R. Conant

/s/ W. Don Cornwell	Director	February 24, 2015
W. Don Cornwell

/s/ V. Ann Hailey	Director	February 24, 2015
V. Ann Hailey

/s/ Nancy Killefer	Director	February 24, 2015
Nancy Killefer

/s/ Maria Elena Lagomasino	Director	February 24, 2015
Maria Elena Lagomasino

/s/ Sara Mathew	Director	February 24, 2015
Sara Mathew

/s/ Helen McCluskey	Director	February 22, 2015
Helen McCluskey

/s/ Charles H. Noski	Director	February 24, 2015
Charles H. Noski

/s/ Gary M. Rodkin	Director	February 24, 2015
Gary M. Rodkin

/s/ Paula Stern	Director	February 24, 2015
Paula Stern

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Avon Products, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products, Inc. at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2015
AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)
Years ended December 31	2014	2013	2012
Net sales	$8,615.9	$9,764.4	$10,405.3
Other revenue	235.5	190.6	156.1
Total revenue	8,851.4	9,955.0	10,561.4
Costs, expenses and other:
Cost of sales	3,499.3	3,772.5	4,103.1
Selling, general and administrative expenses	4,952.0	5,713.2	5,889.3
Impairment of goodwill and intangible assets	—	42.1	44.0
Operating profit	400.1	427.2	525.0
Interest expense	111.1	120.6	104.3
Loss on extinguishment of debt	—	86.0	—
Interest income	(14.8)	(25.9)	(15.1)
Other expense, net	139.6	83.9	7.1
Total other expenses	235.9	264.6	96.3
Income from continuing operations, before taxes	164.2	162.6	428.7
Income taxes	(549.1)	(163.6)	(335.4)
(Loss) income from continuing operations, net of tax	(384.9)	(1.0)	93.3
Loss from discontinued operations, net of tax	—	(50.9)	(131.5)
Net loss	(384.9)	(51.9)	(38.2)
Net income attributable to noncontrolling interests	(3.7)	(4.5)	(4.3)
Net loss attributable to Avon	$(388.6)	$(56.4)	$(42.5)
(Loss) earnings per share:
Basic from continuing operations	$(0.88)	$(0.01)	$0.20
Basic from discontinued operations	—	(0.12)	(0.30)
Basic attributable to Avon	(0.88)	(0.13)	(0.10)
Diluted from continuing operations	(0.88)	(0.01)	0.20
Diluted from discontinued operations	—	(0.12)	(0.30)
Diluted attributable to Avon	(0.88)	(0.13)	(0.10)
Weighted-average shares outstanding:
Basic	434.5	433.4	431.9
Diluted	434.5	433.4	432.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
Years ended December 31	2014	2013	2012
Net loss	$(384.9)	$(51.9)	$(38.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(248.3)	(112.8)	0.4
Change in derivative losses on cash flow hedges, net of taxes of $0.0, $.9 and $2.1	1.9	1.7	3.9
Change in derivative losses on net investment hedges	—	—	(1.5)
Amortization of net actuarial loss and prior service cost, net of taxes of $2.5, $16.5 and $15.8	85.8	35.7	33.9
Adjustments of net actuarial loss and prior service cost, net of taxes of $(12.0), $39.2 and $(17.8)	(187.2)	80.6	(58.4)
Total other comprehensive (loss) income, net of taxes	(347.8)	5.2	(21.7)
Comprehensive loss	(732.7)	(46.7)	(59.9)
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.9)	1.2	1.4
Comprehensive loss attributable to Avon	$(730.8)	$(47.9)	$(61.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
December 31	2014	2013
Assets
Current Assets
Cash, including cash equivalents of $440.3 and $576.2	$960.5	$1,107.9
Accounts receivable (less allowances of $118.0 and $147.2)	563.5	676.3
Inventories	822.2	967.7
Prepaid expenses and other	618.3	689.3
Total current assets	2,964.5	3,441.2
Property, plant and equipment, at cost
Land	45.8	55.3
Buildings and improvements	1,011.1	1,085.3
Equipment	1,235.7	1,343.9
	2,292.6	2,484.5
Less accumulated depreciation	(1,061.6)	(1,091.2)
Property, plant and equipment, net	1,231.0	1,393.3
Goodwill	249.3	282.5
Other assets	1,052.0	1,375.3
Total assets	$5,496.8	$6,492.3
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$137.1	$188.0
Accounts payable	895.4	896.5
Accrued compensation	210.5	271.2
Other accrued liabilities	598.8	652.6
Sales and taxes other than income	168.6	186.8
Income taxes	36.8	45.4
Total current liabilities	2,047.2	2,240.5
Long-term debt	2,463.9	2,532.7
Employee benefit plans	501.8	398.0
Long-term income taxes	77.8	53.3
Other liabilities	100.8	140.3
Total liabilities	5,191.5	5,364.8
Commitments and contingencies (Notes 13 and 15)
Shareholders’ Equity
Common stock, par value $.25 - authorized 1,500 shares; issued 750.3 and 748.8 shares	187.6	189.4
Additional paid-in capital	2,207.9	2,175.6
Retained earnings	3,702.9	4,196.7
Accumulated other comprehensive loss	(1,217.6)	(870.4)
Treasury stock, at cost (315.6 and 314.9 shares)	(4,591.0)	(4,581.2)
Total Avon shareholders’ equity	289.8	1,110.1
Noncontrolling interests	15.5	17.4
Total shareholders’ equity	305.3	1,127.5
Total liabilities and shareholders’ equity	$5,496.8	$6,492.3
The accompanying notes are an integral part of these statements.
AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2014	2013	2012
Cash Flows from Operating Activities
Net loss	$(384.9)	$(51.9)	$(38.2)
Loss from discontinued operations, net of tax	—	50.9	131.5
(Loss) income from continuing operations, net of tax	(384.9)	(1.0)	93.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	141.3	164.8	161.8
Amortization	51.3	59.8	50.7
Provision for doubtful accounts	192.5	239.3	250.9
Provision for obsolescence	100.9	117.1	118.8
Share-based compensation	38.9	43.3	41.1
Foreign exchange losses (gains)	42.4	26.3	(22.4)
Deferred income taxes	244.5	(128.6)	27.9
Charge for Venezuelan monetary assets and liabilities	53.7	34.1	—
Charge for Venezuelan non-monetary assets to net realizable value	115.7	—	—
Impairment of goodwill, intangible assets and SMT capitalized software	—	159.3	44.0
Other	70.2	28.2	57.7
Changes in assets and liabilities:
Accounts receivable	(182.6)	(235.3)	(240.9)
Inventories	(155.4)	(87.4)	(81.8)
Prepaid expenses and other	(61.6)	77.7	59.1
Accounts payable and accrued liabilities	125.0	140.1	82.6
Income and other taxes	47.9	3.4	(23.3)
Noncurrent assets and liabilities	(80.0)	(101.5)	(75.5)
Net cash provided by operating activities of continuing operations	359.8	539.6	544.0
Cash Flows from Investing Activities
Capital expenditures	(131.1)	(197.3)	(228.5)
Disposal of assets	15.9	37.8	15.4
Purchases of investments	(26.8)	(28.2)	(1.5)
Proceeds from sale of investments	36.9	14.3	1.2
Net cash used by investing activities of continuing operations	(105.1)	(173.4)	(213.4)
Cash Flows from Financing Activities*
Cash dividends	(110.2)	(106.8)	(329.3)
Debt, net (maturities of three months or less)	(28.8)	(1.2)	(710.5)
Proceeds from debt	70.0	1,488.2	735.8
Repayment of debt	(140.2)	(1,942.7)	(138.3)
Interest rate swap termination	—	88.1	43.6
Net proceeds from exercise of stock options	0.2	15.9	6.2
Repurchase of common stock	(9.8)	(9.4)	(8.8)
Net cash used by financing activities of continuing operations	(218.8)	(467.9)	(401.3)
Cash Flows from Discontinued Operations
Net cash (used) provided by operating activities of discontinued operations	—	(4.0)	12.1
Net cash provided (used) by investing activities of discontinued operations	—	84.8	(0.3)
Net cash provided by discontinued operations	—	80.8	11.8
Effect of exchange rate changes on cash and equivalents	(183.3)	(80.8)	23.4
Net decrease in cash and equivalents	(147.4)	(101.7)	(35.5)
Cash and equivalents at beginning of year(1)	1,107.9	1,209.6	1,245.1
Cash and equivalents at end of year(2)	$960.5	$1,107.9	$1,209.6
Cash paid for:
Interest, net of amounts capitalized	$125.9	$224.4	$137.5
Income taxes, net of refunds received	$225.1	$296.8	$331.9

*	Non-cash financing activities included the change in fair market value of interest-rate swap agreements of $(.7) in 2013 and $(8.4) in 2012 (see Note 8, Financial Instruments and Risk Management).

(1)	Includes cash and cash equivalents of discontinued operations of $2.7 and $6.9 at the beginning of the year in 2013 and 2012, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $2.7 at the end of the year in 2012.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2011	744.9	$187.3	$2,077.7	$4,726.1	$(854.4)	314.1	$(4,566.3)	$14.8	$1,585.2
Net (loss) income				(42.5)				4.3	(38.2)
Other comprehensive (loss) income					(22.3)			0.6	(21.7)
Dividends - $0.75 per share				(325.8)					(325.8)
Exercise / vesting of share-based compensation	1.8	1.0	44.3			(0.1)	3.2		48.5
Repurchase of common stock						0.5	(8.8)		(8.8)
Purchases and sales of noncontrolling interests, net of dividends paid of $3.5								(3.5)	(3.5)
Income tax expense – stock transactions			(2.4)						(2.4)
Balances at December 31, 2012	746.7	$188.3	$2,119.6	$4,357.8	$(876.7)	314.5	$(4,571.9)	$16.2	$1,233.3
Net (loss) income				(56.4)				4.5	(51.9)
Other comprehensive income (loss)					6.3			(1.1)	5.2
Dividends - $0.24 per share				(104.7)					(104.7)
Exercise / vesting of share-based compensation	2.1	1.1	59.5			(0.1)	0.1		60.7
Repurchase of common stock						0.5	(9.4)		(9.4)
Purchases and sales of noncontrolling interests, net of dividends paid of $2.2								(2.2)	(2.2)
Income tax expense – stock transactions			(3.5)						(3.5)
Balances at December 31, 2013	748.8	$189.4	$2,175.6	$4,196.7	$(870.4)	314.9	$(4,581.2)	$17.4	$1,127.5
Net (loss) income				(388.6)				3.7	(384.9)
Other comprehensive loss					(347.2)			(0.6)	(347.8)
Dividends - $0.24 per share				(105.2)					(105.2)
Exercise / vesting of share-based compensation	1.5	(1.8)	41.0			—	—		39.2
Repurchase of common stock						0.7	(9.8)		(9.8)
Purchases and sales of noncontrolling interests, net of dividends paid of $5.0								(5.0)	(5.0)
Income tax expense – stock transactions			(8.7)						(8.7)
Balances at December 31, 2014	750.3	$187.6	$2,207.9	$3,702.9	$(1,217.6)	315.6	$(4,591.0)	$15.5	$305.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share and share data)
NOTE 1. Description of the Business and Summary of Significant Accounting Policies
Business
When used in these notes, the terms "Avon," "Company," "we," "our" or "us" mean Avon Products, Inc.
We are a global manufacturer and marketer of beauty and related products. Our business is conducted worldwide, primarily in one channel, direct selling. Our reportable segments are based on geographic operations in four regions: Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare (which includes personal care), fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally by independent Representatives.
Principles of Consolidation
The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to allowances for sales returns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, the determination of discount rate and other actuarial assumptions for pension and postretirement benefit expenses, restructuring expense, income taxes and tax valuation allowances, share-based compensation, loss contingencies and the evaluation of goodwill, intangible assets and capitalized software for potential impairment.
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
For financial statements of Avon subsidiaries operating in highly inflationary economies, the United States ("U.S.") dollar is required to be used as the functional currency. At December 31, 2014, Venezuela was the only Avon subsidiary considered to be operating in a highly inflationary economy. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in other expense, net. Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in income taxes in the Consolidated Statements of Income. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are recorded in U.S. dollars at the historical rates at the time of acquisition of such assets or liabilities.
Venezuela Currency
We account for Venezuela as a highly inflationary economy. In February 2014, the Venezuelan government announced a foreign exchange system ("SICAD II") which began operating on March 24, 2014. There are multiple legal mechanisms in Venezuela to exchange currency. As SICAD II represented the rate which better reflected the economics of Avon Venezuela's business activity, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously, we recorded an after-tax loss of $41.8 ($53.7 in other expense, net, and a benefit of $11.9 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time of acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income during 2014. Also as a result, we determined that an adjustment of $115.7 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. In addition, at March 31, 2014, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets were recoverable, and determined that they were. As such, no impairment of Avon Venezuela's long-lived assets was required. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new open market foreign exchange system ("SIMADI") was created. We believe that significant uncertainty exists regarding the foreign exchange mechanisms in Venezuela, as well as how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism. We are still evaluating our future access to funds through the SIMADI or other similar markets.
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded a one-time, after-tax loss of $50.7 ($34.1 in other expense, net, and $16.6 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, operating profit and net loss during 2013 were negatively impacted.
Revenue Recognition
Net sales primarily include sales generated as a result of Representative orders less any discounts, taxes and other deductions. We recognize revenue upon delivery, when both title and the risks and rewards of ownership pass to the independent Representatives, who are our customers. Our internal financial systems accumulate revenues as orders are shipped to the Representative. Since we report revenue upon delivery, revenues recorded in the financial system must be reduced for an estimate of the financial impact of those orders shipped but not delivered at the end of each reporting period. We use estimates in determining the adjustments to revenue and operating profit for orders that have been shipped but not delivered as of the end of the period. These estimates are based on daily sales levels, delivery lead times, gross margin and variable expenses. We also record a provision for estimated sales returns based on historical experience with product returns. In addition, we estimate an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances.
Other Revenue
Other revenue is primarily comprised of shipping and handling and order processing fees billed to Representatives.
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
Prepaid Brochure Costs
Costs to prepare brochures are initially deferred to prepaid expenses and other and are expensed to selling, general and administrative expenses over the campaign length. In addition, fees charged to Representatives for brochures are initially deferred and presented as a reduction to prepaid expenses and other and are recorded as a reduction to selling, general and administrative expenses over the campaign length. The campaign length is typically two weeks in the U.S. and two to four weeks for most markets outside of the U.S.
Brochure costs and associated fees that are presented as prepaid expenses and other were $29.9 at December 31, 2014 and $38.3 at December 31, 2013. Additionally, paper stock is purchased in advance of creating the brochures. Prepaid expenses and other include paper supply of $8.5 at December 31, 2014 and $9.1 at December 31, 2013.
Brochure costs expensed to selling, general and administrative expenses amounted to $389.7 in 2014, $461.7 in 2013 and $506.3 in 2012. The fees charged to Representatives recorded as a reduction to selling, general and administrative expenses amounted to $243.3 in 2014, $274.1 in 2013 and $285.9 in 2012.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful life of the related asset. We did not capitalize any interest in 2014, and we capitalized interest of $1.4 in 2013 and $2.0 in 2012.
Capitalized Software
Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, generally not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $101.3 at December 31, 2014 and $122.9 at December 31, 2013. The amortization expense associated with capitalized software was $48.4, $55.4 and $41.2 for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, we recorded a capitalized software impairment charge of $117.2 during 2013.
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
As Canada was the only market expected to utilize the capitalized software associated with SMT ("SMT asset"), the accounting guidance requires the impairment assessment to consider the cash flows of the Canadian business, which includes the ongoing costs associated with SMT. These expected cash flows were not sufficient to supporting the carrying value of the associated asset group, which includes the SMT asset. In the fourth quarter of 2013, we recorded a non-cash impairment charge of $117.2 before tax ($74.1 after tax), reflecting the write-down of capitalized software. This impairment charge was recorded as a component of our global expenses, within selling, general and administrative expenses in the Consolidated Statements of Income.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The impairment analysis performed for goodwill requires several estimates in computing the estimated fair value of a reporting unit. We typically use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach that we would generally expect a marketplace participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
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
See Note 16, Goodwill and Intangible Assets for more information on China, and Note 3, Discontinued Operations for more information on Silpada.
Financial Instruments
We use derivative financial instruments, including forward foreign currency contracts, to manage foreign currency exposures.
If applicable, derivatives are recognized on the Consolidated Balance Sheets at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we had designated it and it qualified as part of a hedging relationship and further, on the type of hedging relationship. We apply the following:

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
Deferred Income Taxes
Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. See Note 7, Income Taxes for more information.
Uncertain Tax Positions
We recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We record interest expense and penalties payable to relevant tax authorities in income taxes in the Consolidated Statements of Income.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs associated with selling; marketing; and distribution activities, including shipping and handling costs; advertising; net brochure costs; research and development; information technology; and other administrative costs, including finance, legal and human resource functions.
Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $861.7 in 2014, $990.1 in 2013 and $1,027.7 in 2012.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $177.1 in 2014, $201.9 in 2013 and $251.3 in 2012.
Research and Development
Research and development costs are expensed as incurred and amounted to $62.5 in 2014, $67.2 in 2013 and $73.3 in 2012. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
Share-based Compensation
All share-based payments to employees are recognized in the financial statements based on their fair value at the date of grant. If applicable, we use a Black-Scholes-Merton option-pricing model to calculate the fair value of options.
Restructuring Expense
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension and Postretirement Expense
Pension and postretirement expense is determined based on a number of actuarial assumptions, which are generally reviewed and determined on an annual basis. These assumptions include discount rates, hybrid plan maximum interest crediting rates and expected rate of return on plan assets, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. We are required, among other things, to recognize the funded status of pension and other postretirement benefit plans on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of AOCI, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost. We recognize prior service costs or credits and actuarial gains and losses beyond a 10% corridor to earnings based on the estimated future service period of the participants. The determination of the 10% corridor utilizes a calculated value of plan assets for our more significant plans, whereby gains and losses are smoothed over three- and five-year periods. We use a December 31 measurement date for all of our employee benefit plans.
Contingencies
We determine whether to disclose and/or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We record loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable.
Revisions
During the first quarter of 2014, we revised our consolidated financial statements to reflect tooling balances in other assets, while they had been previously reported in inventories, as we believe that this is a better presentation of our tooling assets. Tooling assets are the plates and molds used in the manufacturing process of our beauty products. This revision did not impact cash flows from operating activities, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income or our Consolidated Statements of Changes in Shareholders' Equity. We determined that the effect of this revision was not material to any of our previously issued financial statements.
Out-of-Period Items
During 2014, we recorded out-of-period adjustments in our Latin America segment (primarily related to revenue and selling, general and administrative expenses) which increased earnings by approximately $15 before tax. The total out-of-period adjustments increasing earnings during 2014 was approximately $13 before tax (approximately $1 after tax decreasing earnings during 2014). We evaluated the total out-of-period adjustments impacting 2014, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.
During the first quarter of 2012, we recorded an out-of-period adjustment which decreased earnings by approximately $14 before tax ($10 after tax) which related to 2011 and was associated with bad debt expense in our South Africa operations. We evaluated the total out-of-period adjustments impacting 2012 of approximately $13 before tax (approximately $15 after tax), both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the three years ended December 31 the components of basic and diluted EPS were as follows:

(Shares in millions)	2014	2013	2012
Numerator from continuing operations:
(Loss) income from continuing operations less amounts attributable to noncontrolling interests	$(388.6)	$(5.5)	$89.0
Less: Loss (earnings) allocated to participating securities	4.7	.1	(.8)
(Loss) income from continuing operations allocated to common shareholders	(383.9)	(5.4)	88.2
Numerator from discontinued operations:
Loss from discontinued operations less amounts attributable to noncontrolling interests	$—	$(50.9)	$(131.5)
Less: Loss allocated to participating securities	—	.5	1.0
Loss allocated to common shareholders	—	(50.4)	(130.5)
Numerator attributable to Avon:
Loss attributable to Avon less amounts attributable to noncontrolling interests	$(388.6)	$(56.4)	$(42.5)
Less: Loss allocated to participating securities	4.7	.5	.3
Loss allocated to common shareholders	(383.9)	(55.9)	(42.2)
Denominator:
Basic EPS weighted-average shares outstanding	434.5	433.4	431.9
Diluted effect of assumed conversion of stock options	—	—	.6
Diluted EPS adjusted weighted-average shares outstanding	434.5	433.4	432.5
(Loss) Earnings per Common Share from continuing operations:
Basic	$(.88)	$(.01)	$.20
Diluted	(.88)	(.01)	.20
Loss per Common Share from discontinued operations:
Basic	$—	$(.12)	$(.30)
Diluted	—	(.12)	(.30)
Loss per Common Share attributable to Avon:
Basic	$(.88)	$(.13)	$(.10)
Diluted	(.88)	(.13)	(.10)
Amounts in the table above may not necessarily sum due to rounding.
During the years ended December 31, 2014 and 2013, we did not include stock options to purchase 18.0 million shares and 18.3 million shares of Avon common stock, respectively, in the calculations of diluted EPS as we had a loss from continuing operations, net of tax and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation. If we had income from continuing operations, net of tax, we would have included .8 million shares for the year ended December 31, 2013, because the average market price was higher than the exercise prices of those options. During the year ended December 31, 2012, we did not include stock options to purchase 22.0 million shares of Avon common stock in the calculation of diluted EPS, because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would be anti-dilutive.
NOTE 2. New Accounting Standards
Standards to be Implemented
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective beginning in 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

NOTE 3. Discontinued Operations
Silpada
On June 30, 2013, the Company entered into an agreement to sell its Silpada jewelry business (“Silpada”) for $85, plus an earn-out of up to $15 if Silpada achieves specific earnings targets over two years. Silpada was previously reported within our North America segment and has been classified within discontinued operations for all periods presented. The transaction closed on July 3, 2013. Proceeds from the sale were used for general corporate purposes, including the repayment of outstanding debt. The benefit associated with the earn-out will be recorded in discontinued operations only when it becomes realizable by Avon. As of December 31, 2014, we do not believe that the financial performance of Silpada will result in the achievement of the earn-out for fiscal year 2014. In 2013, we recorded a loss on sale of $79.4 before tax ($50.4 after tax), which represented the difference between the carrying value of the Silpada business and the proceeds. Of the total loss on sale, $79.0 before tax ($50.0 after tax), was recorded in the second quarter of 2013, reflecting the expected loss on sale at that time.
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
Summarized financial information for discontinued operations is shown below:

	Years ended December 31,
	2013	2012
Total revenue	$54.5	$155.7
Operating loss(1)	(81.0)	(210.2)
(1) Operating loss for the year ended December 31, 2013 includes a charge of $79.0 before tax recorded in the second quarter of 2013, reflecting the expected loss on sale at that time, as well as an additional loss on sale of $.4 before tax recorded in the third quarter of 2013. Operating loss for the year ended December 31, 2012 includes an impairment charge of $209.0 before tax recorded in the fourth quarter of 2012, as discussed further below.
Silpada was acquired in July 2010. Silpada had historically generated positive cash flows and was expected to continue to generate positive cash flows; however, the expected cash flows of the business as of the date of our impairment analysis were not at a level sufficient to support the carrying value of the business. Since the acquisition in 2010, the Silpada business did not achieve our revenue, earnings and cash flows expectations primarily due to lower consumer spending, higher silver prices and increased competition. When compared to our initial projections for the business at the time of the acquisition, the future expectations for Silpada utilized in the 2012 impairment analysis represented a significant decrease in the future cash flows that were expected to be generated by Silpada. This reduction in future expectations led to a material impairment of $209.0 being recorded during the fourth quarter of 2012.
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
Throughout the first nine months of 2012, Silpada continued to perform generally in line with our revenue and earnings forecast and there were no significant changes to our long-term outlook for the business. Our revenue and earnings forecast for 2012 had projected improvements to the trends (i.e., a reduction of the year-over-year revenue declines) in the latter portion of 2012. In 2012, in an effort to promote sales and grow the business, we made changes to certain members of the Silpada management team, including bringing in personnel who had previously managed other Avon businesses. Among the initiatives implemented by the new Silpada management team was a recruiting incentive program which we had believed would benefit our Representative counts and Representative productivity primarily in the latter portion of 2012, and in turn improve the performance of the business. While we saw improvement in our Representative additions, the recruiting incentive program did not result in the expected Representative productivity.
In the fourth quarter of 2012, which was generally the quarter with the largest dollar value of revenue for the Silpada business, it became apparent that we would not achieve our forecasted revenue and earnings for 2012, partially due to the recruiting incentive program not driving the expected Representative productivity, and as a result, Silpada experienced weaker than expected performance in the fourth quarter of 2012. Based on these continued trends, in the latter part of the fourth quarter of 2012, in conjunction with the 2013 planning process and the early stages of our evaluation of strategic alternatives for the business, we lowered our long-term revenue and earnings projections for Silpada in our DCF model to reflect a more moderate recovery of the business. The more moderate recovery of the business was believed to be appropriate due to the lack of sales momentum in the business and the continued inability of Silpada to achieve our financial performance expectations.
The decline in the fair values of the Silpada reporting unit, the trademark and the customer relationships was primarily driven by the reduction in the forecasted long-term growth rates and cash flows used to estimate fair value. The lower than expected financial results for fiscal year 2012 served as the baseline for the long-term projections of the business. Fiscal year 2012 revenue for Silpada was approximately 19% less than fiscal year 2011 results. We forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period.
NOTE 4. Inventories
Inventories at December 31 consisted of the following:

	2014	2013
Raw materials	$248.8	$272.9
Finished goods	573.4	694.8
Total	$822.2	$967.7
NOTE 5. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2014	2013
Debt maturing within one year:
Notes payable	$122.0	$159.4
Current portion of long-term debt	15.1	28.6
Total	$137.1	$188.0
Long-term debt:
Term Loan	$—	$52.5
2.375% Notes, due March 2016	249.9	249.9
5.75% Notes, due March 2018	249.7	249.6
4.20% Notes, due July 2018	249.7	249.6
6.50% Notes, due March 2019	348.2	347.7
Other debt, payable through 2024 with interest from .6% to 7.4%	57.4	67.9
4.60% Notes, due March 2020	499.4	499.3
5.00% Notes, due March 2023	496.0	495.5
6.95% Notes, due March 2043	249.3	249.3
Total	2,399.6	2,461.3
Amortization of swap termination	79.4	100.0
Less current portion	(15.1)	(28.6)
Total long-term debt	$2,463.9	$2,532.7
Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 4.2% at December 31, 2014 and 6.5% at December 31, 2013.
Other debt, payable through 2024, included obligations under capital leases of $11.6 at December 31, 2014 and $11.6 at December 31, 2013, which primarily relate to leases of automobiles and equipment. In addition, other debt, payable through

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2024, at December 31, 2014 and 2013, included financing obligations of $45.8 and $56.3, respectively, of which $40.4 and $44.5, respectively, relates to the sale and leaseback of equipment in one of our distribution facilities in North America entered into in 2009, which is payable through 2019.
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
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes, due March 15, 2016 (the "2016 Notes"), $500.0 principal amount of 4.60% Notes, due March 15, 2020 (the "2020 Notes"), $500.0 principal amount of 5.00% Notes, due March 15, 2023 (the "2023 Notes") and $250.0 principal amount of 6.95% Notes, due March 15, 2043 (the "2043 Notes") (collectively, the "Notes"). The net proceeds from these Notes were used to repay $380.0 of the outstanding principal amount of the term loan agreement (as defined below), to prepay the Private Notes (as defined below) and 2014 Notes (plus make-whole premium and accrued interest for both prepayments), and to repay the 4.625% Notes, due May 15, 2013 at maturity. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. As a result of the long-term credit rating downgrades by S&P to BB+ (Stable outlook) and by Moody's to Ba1 (Stable outlook) (as discussed below), the interest rates on the Notes will increase by .50%, effective as of March 15, 2015. The carrying value of the 2016 Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.1 and $.1 at December 31, 2014 and 2013, respectively. The carrying value of the 2020 Notes represented the $500.0 principal amount, net of the unamortized discount to face value of $.6 and $.7 at December 31, 2014 and 2013, respectively. The carrying value of the 2023 Notes represented the $500.0 principal amount, net of the unamortized discount to face value of $4.0 and $4.5 at December 31, 2014 and 2013, respectively. The carrying value of the 2043 Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.7 and $.7 at December 31, 2014 and 2013, respectively.
At December 31, 2014, we also had outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"), $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes") and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"). Interest on the 2018 Notes, the 4.20% Notes and the 2019 Notes is payable semi-annually. The carrying value of the 2018 Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.3 and $.4 at December 31, 2014 and 2013, respectively. The carrying value of the 4.20% Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.3 and $.4 at December 31, 2014 and 2013, respectively. The carrying value of the 2019 Notes represented the $350.0 principal amount, net of the unamortized discount to face value of $1.8 and $2.3 at December 31, 2014 and 2013, respectively.
The indentures governing our outstanding notes described above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase the 2018 Notes, the 2019 Notes and each series of the Notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade. In addition, the indenture governing the Notes contains interest rate adjustment provisions depending on our credit ratings with S&P and Moody's. As described in the indenture, the interest rates on the Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the Notes. As a result of the long-term credit rating downgrades by S&P to BB+ (Stable outlook) and by Moody's to Ba1 (Stable outlook) (as discussed below), the interest rates on the Notes will increase by .50%, effective as of March 15, 2015.
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
In March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the Notes, which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. On June 30, 2014, we paid the $52.5 remaining outstanding principal balance under the term loan agreement, of which $39.4 was not yet due, without prepayment penalties, effectively terminating the term loan agreement since amounts thereunder may not be reborrowed.
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
Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes (including unamortized discounts and premiums), capital leases and financing obligations outstanding at December 31, 2014, are as follows:

	2015	2016	2017	2018	2019	2020 and Beyond	Total
Maturities	$15.1	$259.8	$8.8	$506.7	$366.7	$1,250.3	$2,407.4
Other Financing
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “revolving credit facility”), which expires in March 2017. The revolving credit facility replaced the previous $1 billion revolving credit facility (the "2010 revolving credit facility"), which was terminated in March 2013 prior to its scheduled expiration in November 2013. There were no amounts drawn under the 2010 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2013, $1.2 was recorded for the write-off of issuance costs related to the 2010 revolving credit facility. Borrowings under the revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. The revolving credit facility has an annual fee of approximately $3.0, payable quarterly, based on our current credit ratings. The revolving credit facility may be used for general corporate purposes. As of December 31, 2014, there were no amounts outstanding under the revolving credit facility.
The revolving credit facility contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The revolving credit facility also contains a covenant that limits our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the revolving credit facility contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.5:1 at the end of the fiscal quarter ended December 31, 2014 and each fiscal quarter thereafter. In addition, the revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the revolving credit facility) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the revolving credit facility) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the revolving credit facility allows us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the revolving credit facility (which expires in March 2017); provided, that cash restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. Beginning January 1, 2015, charges taken for cash restructuring cannot be added back to our consolidated net income. As of December 31, 2014, we have less than $10 remaining for the other items (cash charges and other cash expenses, premiums or penalties incurred relating to any legal or regulatory action, settlement, judgment or ruling). We were in compliance with our interest coverage and leverage ratios under the revolving credit facility for the four fiscal quarters ended December 31, 2014. As of December 31, 2014, and based on then applicable interest rates, approximately $825 of the $1 billion revolving credit facility could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal or regulatory settlements) may further reduce our borrowing capacity

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the revolving credit facility or cause us to be non-compliant with our interest coverage and leverage ratios. If we were to be non-compliant with our interest coverage or leverage ratio, we would no longer have access to our revolving credit facility. As of December 31, 2014, there were no amounts outstanding under the revolving credit facility.
Commercial Paper Program
In November 2014, we terminated our $1 billion commercial paper program, which was supported by the revolving credit facility, as our current credit ratings essentially eliminated the demand for our commercial paper. We had not sought to issue commercial paper since our March 2013 public offering.
Letters of Credit
At December 31, 2014 and December 31, 2013, we also had letters of credit outstanding totaling $12.9 and $19.9, respectively, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.
Additional Information
Our long-term credit ratings are Ba1 (Stable Outlook) with Moody's, BB+ (Stable Outlook) with S&P, and BB (Negative Outlook) with Fitch, which are below investment grade. In November 2014, S&P lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook). In October 2014, Moody's lowered their long-term credit rating from Baa3 (Negative Outlook) to Ba1 (Stable Outlook). We do not believe these long-term credit rating downgrades will have a material impact on our near-term liquidity. However, additional rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, as well as most likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms of our financing arrangements.
NOTE 6. Accumulated Other Comprehensive Loss
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2014 and 2013:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
Other comprehensive loss other than reclassifications	(247.7)	—	—	(187.2)	(434.9)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	1.9	—	—	1.9
Amortization of net actuarial loss and prior service cost, net of tax of $2.5(2)	—	—	—	85.8	85.8
Total reclassifications into earnings	—	1.9	—	85.8	87.7
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2012	$(317.6)	$(6.8)	$(4.3)	$(548.0)	$(876.7)
Other comprehensive loss other than reclassifications	(111.7)	—	—	80.6	(31.1)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.9(1)	—	1.7	—	—	1.7
Amortization of net actuarial loss and prior service cost, net of tax of $16.5(2)	—	—	—	35.7	35.7
Total reclassifications into earnings	—	1.7	—	35.7	37.4
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general and administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net loss of $18.2 for 2014 and net gains of $.2 and $7.7 for 2013 and 2012, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income.
NOTE 7. Income Taxes
At December 31, 2014, we had recognized deferred tax assets relating to tax loss carryforwards of $726.2 primarily from foreign jurisdictions, for which a valuation allowance of $717.9 has been provided. Prior to December 31, 2014, we had recognized deferred tax assets of $617.7 relating to excess U.S. foreign tax credit carryforwards that will expire in the 2018-2024 period.
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
At December 31, 2014, we continue to assert that our foreign earnings are not indefinitely reinvested, as a result of our domestic liquidity profile. Accordingly, we adjusted our deferred tax liability to account for our 2014 undistributed earnings of foreign subsidiaries and for earnings that were actually repatriated to the U.S. during the year. Additionally, the deferred tax liability was reduced due to the lower cost to repatriate the undistributed earnings of our foreign subsidiaries compared to 2013. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a reduction of $128.5, resulting in a deferred tax liability balance of $14.3 related to the incremental tax cost on $1.9 billion of undistributed foreign earnings at December 31, 2014. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings should result in the utilization of foreign tax credits in the year of repatriation; therefore, the utilization of foreign tax credits is dependent on the amount and timing of repatriations, as well as the jurisdictions involved. We have not included the undistributed earnings of our subsidiary in Venezuela in the calculation of this deferred income tax liability as local regulations restrict cash distributions denominated in U.S. dollars.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2014	2013
Deferred tax assets:
Accrued expenses and reserves	$217.4	$274.2
Pension and postretirement benefits	161.5	132.0
Asset revaluations	12.1	37.4
Capitalized expenses	161.4	156.4
Depreciation and amortization	15.4	15.0
Deferred loss on foreign currency	37.2	13.3
Share-based compensation	57.7	63.7
Restructuring initiatives	22.7	23.9
Postemployment benefits	6.8	8.1
Tax loss carryforwards	726.2	756.1
Foreign tax credit carryforwards	617.7	585.4
Minimum tax and business credit carryforwards	57.1	53.2
All other	55.7	39.3
Valuation allowance	(1,208.6)	(783.4)
Total deferred tax assets	940.3	1,374.6
Deferred tax liabilities:
Depreciation and amortization	(24.6)	(27.9)
Unremitted foreign earnings	(14.3)	(142.8)
Prepaid expenses	(8.7)	(16.6)
Capitalized interest	(8.7)	(9.4)
All other	(26.5)	(33.7)
Total deferred tax liabilities	(82.8)	(230.4)
Net deferred tax assets	$857.5	$1,144.2

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2014	2013
Deferred tax assets:
Prepaid expenses and other	$204.7	$233.6
Other assets	685.8	944.7
Total deferred tax assets	890.5	1,178.3
Deferred tax liabilities:
Income taxes	(.3)	(1.1)
Long-term income taxes	(32.7)	(33.0)
Total deferred tax liabilities	(33.0)	(34.1)
Net deferred tax assets	$857.5	$1,144.2
The valuation allowance primarily represents amounts for U.S. deferred tax assets and foreign tax loss carryforwards. The basis used for recognition of deferred tax assets included tax planning strategies, the current and future profitability of the operations, related deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards during the carryover periods. The net increase in the valuation allowance of $425.2 during 2014 was mainly due to the recording of the valuation allowance of $441 to reduce our U.S. deferred tax assets (as discussed below). In addition, the net increase in the valuation allowance was attributable to several of our foreign entities continuing to incur losses during 2014, thereby increasing the tax loss carryforwards for which a valuation allowance was also provided, as well as the favorable impact of foreign currency translation, as the strengthening of the U.S. dollar against many of our foreign currencies resulted in lower reported valuation allowances.
During the fourth quarter of 2014, the Company’s expected net foreign source income was reduced significantly, primarily due to the strengthening of the U.S. dollar against currencies for some of our key markets and, to a lesser extent, the finalization of

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Foreign Corrupt Practices Act ("FCPA") settlements. This strengthening of the U.S. dollar reduced the expected dividends and royalties that could be remitted to the U.S. by our foreign subsidiaries, particularly Russia, Brazil, Mexico and Colombia. The effectiveness of our tax planning strategies, including the repatriation of foreign earnings and the acceleration of royalties from our foreign subsidiaries, was also negatively impacted by the strengthening of the U.S. dollar. In addition, the finalization of the FCPA settlements, which included a $68 fine related to Avon China in connection with the U.S. Department of Justice ("DOJ") settlement and $67 in disgorgement and prejudgment interest related to Avon Products, Inc. in connection with the U.S. Securities and Exchange Commission ("SEC") settlement, negatively impacted expected future repatriation of foreign earnings and reduced current U.S. taxable income, respectively. As a result of these developments, we may not generate sufficient taxable income to realize all of our U.S. deferred tax assets. As such, we recorded a valuation allowance of $441 to reduce our U.S. deferred tax assets to an amount that is "more likely than not" to be realized, of which $367 was recorded to income taxes in the Consolidated Statements of Income and the remainder was recorded to various components of other comprehensive (loss) income.
(Loss) income from continuing operations, before taxes for the years ended December 31 was as follows:

	2014	2013	2012
United States	$(214.7)	$(500.8)	$(227.7)
Foreign	378.9	663.4	656.4
Total	$164.2	$162.6	$428.7
The U.S. loss from continuing operations, before taxes, for the years ended December 31, 2014, 2013 and 2012, does not include dividend income from foreign subsidiaries.
The provision for income taxes for the years ended December 31 was as follows:

	2014	2013	2012
Federal:
Current	$58.0	$76.6	$38.8
Deferred	208.0	(212.5)	(111.5)
	266.0	(135.9)	(72.7)
Foreign:
Current	246.7	216.3	267.5
Deferred	(3.3)	90.5	143.6
	243.4	306.8	411.1
State and other:
Current	(.1)	(.7)	1.2
Deferred	39.8	(6.6)	(4.2)
	39.7	(7.3)	(3.0)
Total	$549.1	$163.6	$335.4
The foreign provision for income taxes includes the U.S. tax benefit on foreign earnings of $3.5, and the U.S. tax cost on foreign earnings of $9.9 and $156.8 for the years ended December 31, 2014, 2013 and 2012, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the years ended December 31 was as follows:

	2014	2013	2012
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	8.8	(2.1)	(.5)
Taxes on foreign income, including translation	(4.8)	(22.0)	(2.0)
Audit settlements, statute expirations and amended returns	(3.2)	(6.9)	(2.1)
Additional tax on unremitted prior year foreign earnings	—	—	39.3
Venezuela devaluation and highly inflationary accounting	33.5	28.2	—
FCPA accrual	(8.7)	19.2	—
China goodwill impairment	—	8.4	3.6
Reserves for uncertain tax positions	24.4	4.5	3.0
Net change in valuation allowances	244.1	31.4	1.5
Blocked income	4.3	3.9	1.1
Other	1.0	1.0	(.7)
Effective tax rate	334.4%	100.6%	78.2%
In the fourth quarter of 2014, as a result of the finalization of the FCPA settlements, we recorded a net tax benefit of $18.5. See Note 15, Contingencies for further discussion of the FCPA settlements.
At December 31, 2014, we had tax loss carryforwards of $2,486.2. The loss carryforwards expiring between 2015 and 2029 are $177.0 and the loss carryforwards which do not expire are $2,309.2. We also had minimum tax credit carryforwards of $39.0 which do not expire, business credit carryforwards of $18.0 that will expire between 2021 and 2034, and foreign tax credit carryforwards of $617.7 that will expire between 2018 and 2024.
Uncertain Tax Positions
At December 31, 2014, we had $58.7 of total gross unrecognized tax benefits of which approximately $33.6 would impact the effective tax rate, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011	$36.0
Additions based on tax positions related to the current year	7.4
Additions for tax positions of prior years	9.3
Reductions for tax positions of prior years	(3.7)
Reductions due to lapse of statute of limitations	(6.4)
Reductions due to settlements with tax authorities	(6.6)
Balance at December 31, 2012	36.0
Additions based on tax positions related to the current year	5.3
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(7.8)
Reductions due to lapse of statute of limitations	(3.1)
Reductions due to settlements with tax authorities	(4.3)
Balance at December 31, 2013	28.0
Additions based on tax positions related to the current year	1.5
Additions for tax positions of prior years	37.7
Reductions for tax positions of prior years	(4.8)
Reductions due to lapse of statute of limitations	(1.7)
Reductions due to settlements with tax authorities	(2.0)
Balance at December 31, 2014	$58.7
We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We had $4.9 at December 31, 2014 and $4.4 at December 31, 2013, accrued for interest and penalties, net of tax benefit. We recorded expense of $1.0, and benefits of $.1 and $1.1 for interest and penalties, net of taxes during 2014, 2013 and 2012, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2014, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2009-2014
Mexico	2008-2014
Poland	2009-2014
Russia	2011-2014
United States (Federal)	2014
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $1 to $18 within the next twelve months due to the closure of tax years by expiration of the statute of limitations and audit settlements.
NOTE 8. Financial Instruments and Risk Management
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of December 31, 2014, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2014:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.6	Accounts payable	$5.0
Total derivatives not designated as hedges		$.6		$5.0
Total derivatives		$.6		$5.0

The following table presents the fair value of derivative instruments outstanding at December 31, 2013:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$3.4	Accounts payable	$.3
Total derivatives not designated as hedges		$3.4		$.3
Total derivatives		$3.4		$.3

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of December 31, 2014 and 2013, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Approximately 5% and approximately 8% of our debt portfolio at December 31, 2014 and 2013, respectively, was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net in the Consolidated Statements of Income. For the years ended December 31, 2014 and December 31, 2013, the net impact of the gain amortization was $14.4 and $26.1, respectively. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At December 31, 2014, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $50.0, and was included within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net in the Consolidated Statements of Income. For the years ended December 31, 2014 and 2013, the net impact of the gain amortization was $6.3 and $6.0, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At December 31, 2014, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $29.4, and was included within long-term debt in the Consolidated Balance Sheets.
During 2013, we recorded a net loss of $.7 in interest expense in the Consolidated Statements of Income for these interest-rate swap agreements previously designated as fair value hedges; however, no net gain or loss was recorded during 2014 as the interest-rate swaps were terminated in the second quarter of 2013. The impact on interest expense of these interest-rate swap agreements was offset by an equal and offsetting impact in interest expense on our fixed-rate debt.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At December 31, 2014, we do not have undesignated interest-rate swap agreements. As the remaining undesignated interest-rate swap agreements were terminated in conjunction with the repayment of the associated debt in the second quarter of 2013, no net gain or loss was recorded during 2014. During 2013, we recorded an immaterial net loss in other expense, net in the Consolidated Statements of Income, associated with these undesignated interest-rate swap agreements. There was no hedge ineffectiveness for the years ended December 31, 2013 and 2012, related to these interest-rate swaps.
During 2007, we entered into treasury lock agreements (the "2007 locks") with notional amounts totaling $500.0 that expired on July 31, 2008. The 2007 locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of the 2013 Notes and $250.0 principal amount of the 2018 Notes. The losses on the 2007 locks of $38.0 were recorded in AOCI. $19.2 of the losses were amortized to interest expense in the Consolidated Statements of Income over five years and $18.8 are being amortized over ten years.
During 2003, we entered into treasury lock agreements (the "2003 locks") that we designated as cash flow hedges and used to hedge the exposure to the possible rise in interest rates prior to the issuance of the 4.625% Notes. The loss on the 2003 locks of $2.6 was recorded in AOCI and was amortized to interest expense in the Consolidated Statements of Income over ten years.
As of December 31, 2014, we expect to reclassify $1.9, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next twelve months.
For the years ended December 31, 2014 and 2013, treasury lock agreements impacted AOCI as follows:

	2014	2013
Net unamortized losses at beginning of year, net of taxes of $2.7 and $3.7	$(5.1)	$(6.8)
Reclassification of net losses to earnings, net of taxes of $0.0 and $1.0	1.9	1.7
Net unamortized losses at end of year, net of taxes of $2.7 and $2.7	$(3.2)	$(5.1)
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2014, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $173.9 for various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During 2014 and 2013, we recorded losses of $13.3 and $3.5, respectively, in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. Also during 2014 and 2013, we recorded gains of $14.7 and $4.8, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
We also used a foreign exchange forward contract to hedge the foreign currency exposure related to the net assets of foreign subsidiaries, which were effective as hedges. A gain of $4.3 for 2012 related to the effective portions of the foreign exchange forward contract was included in foreign currency translation adjustments within AOCI. The foreign exchange forward contract was terminated in January 2012, and therefore no gain or loss was recorded during 2014 or 2013.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $.6 at December 31, 2014. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.7	$—	$2.7
Foreign exchange forward contracts	—	.6	.6
Total	$2.7	.6	3.3
Liabilities:
Foreign exchange forward contracts	$—	$5.0	$5.0
Total	$—	$5.0	$5.0
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables above exclude our defined benefit pension and postretirement plan assets. See Note 11, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The money market funds were held in a Healthcare trust in order to fund future benefit payments for both active and retiree benefit plans (see Note 11, Employee Benefit Plans). The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 11, Employee Benefit Plans). The foreign exchange forward contracts are hedges of either recorded assets or liabilities or anticipated transactions. The underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above (see Note 8, Financial Instruments and Risk Management).
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
December 31, 2013 - SMT
In December 2013, we decided to halt further roll-out of our SMT project beyond the pilot program in Canada, in light of the potential risk of further business disruption. As a result, in the fourth quarter of 2013, we completed an impairment assessment of the SMT asset and subsequently determined that the SMT asset was impaired. As a result of the non-cash impairment charge of $117.2 before tax ($74.1 after tax), the remaining carrying amount of the SMT asset is not material.
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
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit and finite-lived intangible assets. As part of our goodwill impairment analysis, we typically use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
Key assumptions used in measuring the fair value of China included projections of revenue and the resulting cash flows, as well as the discount rate (based on the estimated weighted-average cost of capital). To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.
See Note 16, Goodwill and Intangible Assets for more information on China.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.7	$2.7	$2.5	$2.5
Money market funds	—	—	.5	.5
Debt maturing within one year(1)	(137.1)	(137.1)	(188.0)	(188.0)
Long-term debt(1)	(2,463.9)	(2,242.5)	(2,532.7)	(2,511.6)
Foreign exchange forward contracts	(4.4)	(4.4)	3.1	3.1
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
We have issued stock options and stock appreciation rights under the 2010 Plan, and restricted stock units and performance restricted stock units under both the 2010 Plan and the 2013 Plan. Stock option awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Those option awards and stock appreciation rights generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock units granted to Associates generally vest and settle after three years. Restricted stock units awarded to non-management directors vest in approximately one year and settle upon a director's departure from the Board of Directors. Performance restricted stock units generally vest after three years only upon the satisfaction of certain performance conditions.
For the years ended December 31:

	2014	2013	2012
Compensation cost for stock options, stock appreciation rights, performance restricted stock units and restricted stock units	$38.9	$43.3	$41.1
Total income tax benefit recognized for share-based arrangements	3.2	14.9	13.0
All of the compensation cost for stock options, stock appreciation rights, performance restricted stock units and restricted stock units for 2014, 2013 and 2012 was recorded in selling, general and administrative expenses in the Consolidated Statements of Income.
Stock Options
The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for options granted during the years ended December 31:

	2014	2013	2012
Risk-free rate(1)	*	*	.7%
Expected term(2)	*	*	4 years
Expected volatility(3)	*	*	38%
Expected dividends(4)	*	*	5.0%

*	There were no stock options granted in 2014 and 2013.

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)	The expected term of the option was based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of 10 years.

(3)	Expected volatility was based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.

(4)	Assumed the then-current cash dividends of $.23 during 2012 per share each quarter on our common stock for options granted during that year.
The weighted-average grant-date fair values per share of options granted were $3.55 during 2012.
A summary of stock options as of December 31, 2014, and changes during 2014, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	21,543	$32.27
Granted	—	—
Exercised	(12)	15.50
Forfeited	(59)	18.29
Expired	(4,314)	34.68
Outstanding at December 31, 2014	17,158	$31.74	3.0	$—
Exercisable at December 31, 2014	16,156	$31.81	2.9	$—
At December 31, 2014, there was approximately $.1 of unrecognized compensation cost related to stock options outstanding, which is expected to be recognized in 2015. We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates.
Cash proceeds, tax obligations and intrinsic value related to total stock options exercised during 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Cash proceeds from stock options exercised	$.2	$19.4	$8.6
Tax obligation realized for stock options exercised	—	(1.8)	(3.7)
Intrinsic value of stock options exercised	—	6.4	2.2
Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units
The fair value of restricted stock units and performance restricted stock units granted was determined based on the closing price of our common stock on the date of grant.
In 2012, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions. Several weeks after the original grant date, we amended one of these performance conditions associated with this award. As a result, the incremental compensation cost associated with this modification totaled $.9, of which $.3 was recognized in 2012. We accrue compensation cost if it is probable that the performance conditions will be achieved and reassess whether achievement of the performance conditions are probable at each reporting period. We have assessed that it is no longer probable that we would meet the specified performance conditions, and reversed the compensation cost recognized to-date.
In 2013, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions. We have adjusted the compensation cost recognized to-date to reflect our estimated performance.
In 2014, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions. We currently believe that the achievement of the performance conditions is probable.
A summary of restricted stock and restricted stock units at December 31, 2014, and changes during 2014, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2014	4,234	$20.67
Granted	3,212	14.58
Vested	(1,574)	22.23
Forfeited	(877)	17.27
December 31, 2014	4,995	$16.80
A summary of performance restricted stock units at December 31, 2014, and changes during 2014, is as follows:

	Performance Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2014(1)	4,383	$22.19
Granted	2,330	14.68
Vested	—	—
Forfeited	(1,737)	22.35
December 31, 2014(1)	4,976	$17.53
(1) Based on initial target payout.
The total fair value of restricted stock units that vested during 2014 was $21.9, based upon market prices on the vesting dates. At December 31, 2014, there was approximately $64.7 of unrecognized compensation cost related to restricted stock, restricted stock units and performance restricted stock units compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.
In addition to the amounts in the table above, in April 2012 we granted 200,000 restricted stock units that will be funded with treasury shares, outside of the 2010 Plan, in reliance upon The New York Stock Exchange rules. These restricted stock units have a weighted-average grant-date fair value of $21.69 and vest and settle ratably over five years. During 2014, 40,000 of these restricted stock units vested, and 120,000 of these restricted stock units were outstanding at December 31, 2014. During 2014, 2013 and 2012, we recognized compensation cost of $.8, $1.4 and $1.4, respectively, for these restricted stock units. At December 31, 2014, there was $.8 of unrecognized compensation cost related to these restricted stock units.
NOTE 11. Employee Benefit Plans
Savings Plan
We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $9.4 in 2014, $10.6 in 2013 and $11.8 in 2012, which follow the same investment allocation that the participant has selected for his or her own contributions. For U.S. employees hired on or after January 1, 2015, we will make additional contributions to a Retirement Savings Account ("RSA") within the PSA. Such contributions will range from 3% to 6% of a participant's eligible compensation depending on the sum of the participant's age and length of service (as of December 31 of the prior year). Investment of such contributions will follow the same investment allocation that the participant has selected for his or her own contributions to the PSA. A participant will be vested in the RSA generally after three full years of applicable service.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Pension and Postretirement Plans
Avon and certain subsidiaries have contributory and noncontributory defined benefit retirement plans for substantially all employees of those subsidiaries. Benefits under these plans are generally based on an employee’s length of service and average compensation near retirement, and certain plans have vesting requirements. Plans are funded based on legal requirements and cash flow. The U.S. defined benefit pension plan, the Avon Products, Inc. Personal Retirement Account Plan (the "PRA"), has been closed to employees hired on or after January 1, 2015. Qualified retirement benefits for U.S. employees hired on or after January 1, 2015 will be provided solely through the PSA, as described above.
We provide health care benefits, subject to certain limitations, to many retired employees in the U.S. and certain foreign countries. In the U.S., the cost of such health care benefits is shared by us and our retirees for employees hired on or before January 1, 2005. Employees hired after January 1, 2005, will pay the full cost of the health care benefits upon retirement. In August 2009, we announced changes to our postretirement medical and life insurance benefits offered to U.S. retirees. The changes to the retiree medical benefits reduced the plan’s obligations by $36.3. This amount is being amortized as a negative prior service cost over the average future service of active participants which is approximately 12 years. The changes to the retiree life insurance benefits reduced the plan’s obligations by $27.7. This amount was amortized as a negative prior service cost over 3.3 years, which was the remaining term of the plan.
We are required, among other things, to recognize the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of AOCI, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost. We recognize prior service costs or credits and actuarial gains and losses beyond a 10% corridor to earnings based on the estimated future service period of the participants. The determination of the 10% corridor utilizes a calculated value of plan assets for our more significant plans, whereby gains and losses are smoothed over three- and five-year periods.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Benefit Obligations, Plan Assets and Funded Status
The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant defined benefit pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation:
Beginning balance	$(668.3)	$(792.7)	$(863.7)	$(838.5)	$(111.1)	$(138.1)
Service cost	(14.1)	(15.7)	(8.5)	(12.2)	(1.1)	(1.8)
Interest cost	(27.8)	(27.5)	(36.5)	(36.8)	(4.9)	(5.1)
Actuarial (loss) gain	(124.6)	58.4	(137.3)	(21.0)	(3.6)	22.9
Plan participant contributions	—	—	(.4)	(.7)	(2.8)	(2.9)
Benefits paid	129.1	109.2	53.1	44.8	10.0	10.5
Plan amendments	2.0	—	—	—	—	1.3
Curtailments	(1.4)	—	—	1.5	.3	.9
Settlements	—	—	.7	—	—	—
Special termination benefits	(.1)	—	—	—	(.2)	(.5)
Foreign currency changes and other	—	—	82.4	(.8)	1.7	1.7
Ending balance	$(705.2)	$(668.3)	$(910.2)	$(863.7)	$(111.7)	$(111.1)
Change in Plan Assets:
Beginning balance	$531.1	$529.2	$715.0	$609.3	$—	$—
Actual return on plan assets	54.5	59.8	81.4	76.4	—	—
Company contributions	50.0	51.3	31.4	67.4	7.2	7.6
Plan participant contributions	—	—	.4	.7	2.8	2.9
Benefits paid	(129.1)	(109.2)	(53.1)	(44.8)	(10.0)	(10.5)
Foreign currency changes and other	—	—	(55.1)	6.0	—	—
Ending balance	$506.5	$531.1	$720.0	$715.0	$—	$—
Funded Status:
Funded status at end of year	$(198.7)	$(137.2)	$(190.2)	$(148.7)	$(111.7)	$(111.1)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$2.7	$2.7	$—	$—
Accrued compensation	(9.0)	(10.3)	(3.9)	(4.0)	(8.7)	(8.8)
Employee benefit plans liability	(189.7)	(126.9)	(189.0)	(147.4)	(103.0)	(102.3)
Net amount recognized	$(198.7)	$(137.2)	$(190.2)	$(148.7)	$(111.7)	$(111.1)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$380.0	$355.6	$338.9	$283.4	$27.5	$26.0
Prior service credit	(2.1)	(.4)	(1.4)	(.7)	(24.8)	(32.4)
Total pretax amount recognized	$377.9	$355.2	$337.5	$282.7	$2.7	$(6.4)
Supplemental Information:
Accumulated benefit obligation	$701.6	$663.6	$860.5	$807.9	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$705.2	$668.3	$902.6	$853.3	N/A	N/A
Fair value plan assets	506.5	531.1	709.6	701.9	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$705.2	$668.3	$883.3	$832.6	N/A	N/A
Accumulated benefit obligation	701.6	663.6	850.8	797.5	N/A	N/A
Fair value plan assets	506.5	531.1	696.1	687.5	N/A	N/A
The U.S. pension plans include a funded qualified plan and unfunded non-qualified plans. As of December 31, 2014, the U.S. qualified pension plan had benefit obligations of $673.1 and plan assets of $506.5. As of December 31, 2013, the U.S. qualified pension plan had benefit obligations of $624.1 and plan assets of $531.1. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost:
Service cost	$14.1	$15.7	$15.1	$8.5	$12.2	$18.0	$1.1	$1.8	$1.9
Interest cost	27.8	27.5	29.6	36.5	36.8	39.8	4.9	5.1	5.8
Expected return on plan assets	(35.8)	(37.4)	(36.0)	(43.3)	(40.7)	(39.1)	—	—	—
Amortization of prior service credit	(.3)	(.3)	(.3)	(.1)	(.2)	(1.3)	(4.5)	(4.8)	(13.2)
Amortization of net actuarial losses	45.1	47.2	43.7	9.8	12.8	17.6	1.4	2.5	4.1
Settlements/curtailments	38.0	—	.8	2.7	(4.3)	1.9	(2.7)	(1.8)	(1.0)
Other	—	—	—	.6	.7	.7	—	—	—
Net periodic benefit cost	$88.9	$52.7	$52.9	$14.7	$17.3	$37.6	$.2	$2.8	$(2.4)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial losses (gains)	$105.9	$(80.8)	$37.7	$99.2	$(14.8)	$31.0	$3.6	$(22.9)	$4.7
Prior service (credit) cost	(2.0)	—	—	—	—	4.8	—	(1.3)	—
Amortization of prior service credit	.3	.3	.3	.1	7.9	2.4	7.3	7.1	14.6
Amortization of net actuarial losses	(81.5)	(47.2)	(43.7)	(13.1)	(17.7)	(21.8)	(1.7)	(3.4)	(4.1)
Foreign currency changes	—	—	—	(31.3)	.5	10.4	(.1)	(.2)	(.2)
Total recognized in other comprehensive (loss) income*	$22.7	$(127.7)	$(5.7)	$54.9	$(24.1)	$26.8	$9.1	$(20.7)	$15.0
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$111.6	$(75.0)	$47.2	$69.6	$(6.8)	$64.4	$9.3	$(17.9)	$12.6
* Amounts represent the pre-tax effect included within other comprehensive (loss) income. The net of tax amounts are included within the Consolidated Statements of Comprehensive Income.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the PRA a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. Because the settlement threshold was exceeded in the second quarter of 2014, settlement charges of $5.4 and $7.5 were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from the PRA. These settlement charges were allocated between Global Expenses and the operating results of North America.
The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$46.4	$11.4	$2.1
Prior service credit	(.7)	(.1)	(4.1)
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	3.83%	4.54%	3.34%	4.58%	4.12%	4.91%
Rate of compensation increase	4.00%	3.91%	3.30%	3.63%	N/A	N/A

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The discount rate used for determining future pension obligations for each individual defined benefit pension plan is based on a review of long-term bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our most significant plans were based on the internal rate of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis has decreased to 3.55% at December 31, 2014, from 4.56% at December 31, 2013.
Weighted-average assumptions used to determine net benefit cost recorded in the Consolidated Statements of Income for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.54%	3.55%	4.10%	4.58%	4.59%	5.30%	4.91%	3.99%	4.66%
Rate of compensation increase	4.00%	3.86%	3.82%	3.63%	3.88%	4.13%	N/A	N/A	N/A
Rate of return on assets	7.50%	7.75%	7.75%	6.41%	6.70%	6.85%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2014, the assumed rate of return on assets globally was 6.86%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. defined benefit pension plans.
The assumed rate of return for determining 2014 net costs for the U.S. defined benefit pension plan was 7.50%. In addition, the current rate of return assumption for the U.S. defined benefit pension plan was based on an asset allocation of approximately 70% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 3% in the long term) and approximately 30% in equity securities and high yield securities (which are expected to earn approximately 6% to 9% in the long term). In addition to the physical assets, the asset portfolio has derivative instruments which increase our exposure to higher yielding securities. Similar assessments were performed in determining rates of return on non-U.S. defined benefit pension plan assets, to arrive at our weighted-average assumed rate of return of 6.41% for determining 2014 net cost.

Plan Assets
Our U.S. and non-U.S. funded defined benefit pension plans target and weighted-average asset allocations at December 31, 2014 and 2013, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year-End		Target	at Year-End
Asset Category	2015	2014	2013	2015	2014	2013
Equity securities	30-35%	28%	58%	30-35%	60%	63%
Debt securities	65-70	69	42	65-70	38	35
Real Estate	—	—	—	—	—	—
Other	—	3	—	0-5	2	2
Total	100%	100%	100%	100%	100%	100%

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2014:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$21.5	$21.5
International equity	—	93.5	93.5
Emerging markets	—	25.7	25.7
	—	140.7	140.7
Fixed Income Securities:
Corporate bonds	—	208.1	208.1
Government securities	—	141.5	141.5
	—	349.6	349.6
Cash	18.0	—	18.0
Derivatives	—	(1.8)	(1.8)
Total	$18.0	$488.5	$506.5

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$115.5	$—	$115.5
International equity	—	316.8	—	316.8
	—	432.3	—	432.3
Fixed Income Securities:
Corporate bonds	—	106.2	—	106.2
Government securities	—	138.1	—	138.1
Other	—	28.8	—	28.8
	—	273.1	—	273.1
Other:
Cash	12.7	—	—	12.7
Real estate	—	—	1.0	1.0
Other	—	—	.9	.9
	12.7	—	1.9	14.6
Total	$12.7	$705.4	$1.9	$720.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2013:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$186.7	$186.7
International equity	—	75.4	75.4
Emerging markets	—	43.4	43.4
	—	305.5	305.5
Fixed Income Securities:
Corporate bonds	—	154.0	154.0
Government securities	—	70.7	70.7
	—	224.7	224.7
Cash	.9	—	.9
Total	$.9	$530.2	$531.1

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$97.8	$—	$97.8
International equity	—	354.8	—	354.8
	—	452.6	—	452.6
Fixed Income Securities:
Corporate bonds	—	100.8	—	100.8
Government securities	—	137.1	—	137.1
Other	—	11.0	—	11.0
	—	248.9	—	248.9
Other:
Cash	11.2	—	—	11.2
Real estate	—	—	1.2	1.2
Other	—	—	1.1	1.1
	11.2	—	2.3	13.5
Total	$11.2	$701.5	$2.3	$715.0
A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance as of January 1, 2013	$13.5
Purchases and sales, net	(10.4)
Actual return on plan assets held	(.5)
Foreign currency changes	(.3)

Balance as of December 31, 2013	2.3
Actual return on plan assets held	(.3)
Foreign currency changes	(.1)

Balance as of December 31, 2014	$1.9
Investments in equity securities classified as Level 1 in the fair value hierarchy are valued at quoted market prices. Investments in equity securities classified as Level 2 in the fair value hierarchy include collective funds that are valued at quoted market prices for non-active securities. Fixed income securities are based on broker quotes for non-active securities. Mutual funds are valued at quoted market prices. Real estate is valued by reference to investment and leasing transactions at similar types of

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property, supplemented by third party appraisals. Derivative instruments held by our U.S. pension trust are not publicly traded and each derivative contract is specifically negotiated with a unique financial counterparty. The derivative instruments are valued based upon valuation statements received from the financial counterparties, which use underlying yield curves or market indices.
The overall objective of the PRA is to provide the means to pay benefits to participants and their beneficiaries in the amounts and at the times called for by the plan. This is expected to be achieved through the investment of our contributions and other trust assets and by utilizing investment policies designed to achieve adequate funding over a reasonable period of time.
Beginning in 2014, we have adopted an investment strategy for the PRA which is designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we also have begun to utilize derivative instruments to achieve the desired market exposures or to hedge certain risks. Derivative instruments may include, but are not limited to, futures, options, swaps or swaptions. Investment types, including the use of derivatives are based on written guidelines established for each investment manager and monitored by the plan's management team. In 2015, similar investment strategies are expected to be implemented in some of our non-U.S. defined benefit pension plans.
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
The asset allocation decision includes consideration of the non-investment aspects of the PRA, including future retirements, lump-sum elections, growth in the number of participants, company contributions, and cash flow. These characteristics of the plan place certain demands upon the level, risk, and required growth of trust assets. We regularly conduct analyses of the plan’s current and likely future financial status by forecasting assets, liabilities, benefits and company contributions over time. In so doing, the impact of alternative investment policies upon the plan’s financial status is measured and an asset mix which balances asset returns and risk is selected.
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
Cash flows
We expect to make contributions in the range of $50 to $55 to our U.S. defined benefit pension and postretirement plans and in the range of $25 to $30 to our non-U.S. defined benefit pension and postretirement plans during 2015.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2015	$101.4	$38.4	$139.8	$8.7
2016	68.4	40.6	109.0	8.6
2017	65.1	41.3	106.4	8.5
2018	51.0	42.7	93.7	8.4
2019	48.8	43.7	92.5	8.2
2020-2024	215.4	236.2	451.6	37.2

Postretirement Benefits
For 2014, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 8.7% for all claims and is assumed to gradually decrease each year thereafter to 5.0% (in 2022 and beyond for our U.S. plan). A one-percentage point change in the assumed health care cost trend rates for all postretirement plans would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$.2	$(.2)
Effect on postretirement benefit obligation	2.2	(2.0)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees after employment but before retirement. The accrued cost for such postemployment benefits was $26.2 at December 31, 2014 and $39.1 at December 31, 2013, and was included in employee benefit plans in the Consolidated Balance Sheets.
Supplemental Retirement Programs
In the U.S., in addition to qualified retirement plans (i.e., the PSA and the PRA), we also maintain unfunded non-qualified plans. We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, the deferral of performance restricted stock units for certain employees (through the end of 2012 only), and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three permitted investment alternatives. Expense associated with the DCP was $1.3 in 2014, $1.2 in 2013 and $1.7 in 2012. The benefit obligation under the DCP was $45.5 at December 31, 2014 and $57.9 at December 31, 2013 and was included in other liabilities and accrued compensation in the Consolidated Balance Sheets.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified defined benefit retirement plan, which is subject to IRS limitations on covered compensation. The SERP has not been offered to new employees in the last six years. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $7.1 in 2014, $7.6 in 2013 and $8.4 in 2012. The benefit obligation under these programs was $32.1 at December 31, 2014 and $44.2 at December 31, 2013 and was included in employee benefit plans and accrued compensation in the Consolidated Balance Sheets.
We also maintain a Supplemental Life Plan ("SLIP") under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers. The SLIP has not been offered to new officers in the last five years.
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2014	2013
Corporate-owned life insurance policies	$32.2	$30.5
Cash and cash equivalents	1.4	.8
Total	$33.6	$31.3
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

NOTE 12. Segment Information
Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; North America; and Asia Pacific. The segments have similar business characteristics and each offers similar products through similar customer access methods.
Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, marketing, professional and related fees associated with the FCPA investigations and compliance reviews, the accrual for the settlements related to the FCPA investigations, a non-cash impairment charge for the capitalized software associated with SMT and pension settlement charges. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as Global and other expenses. We do not allocate to our segments costs of implementing restructuring initiatives related to our global functions, professional and related fees associated with the FCPA investigations and compliance reviews, the accrual for the settlements related to the FCPA investigations, a non-cash impairment charge for the capitalized software associated with SMT and settlement charges associated with the U.S. pension plan. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.
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
Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue & Operating Profit (Loss)
	2014		2013		2012
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$4,239.5	$279.8	$4,840.5	$478.6	$4,993.7	$443.9
Europe, Middle East & Africa	2,705.8	300.9	2,898.4	406.7	2,914.2	312.8
North America	1,203.4	(72.5)	1,458.2	(60.1)	1,751.1	(4.7)
Asia Pacific	702.7	20.9	757.9	(12.1)	902.4	5.1
Total from operations	8,851.4	529.1	9,955.0	813.1	10,561.4	757.1
Global and other	—	(129.0)	—	(385.9)	—	(232.1)
Total	$8,851.4	$400.1	$9,955.0	$427.2	$10,561.4	$525.0

Total Assets
	2014	2013	2012
Latin America	$2,033.0	$2,432.7	$2,713.3
Europe, Middle East & Africa	1,170.6	1,370.9	1,380.2
North America	429.9	519.5	635.9
Asia Pacific	390.8	441.7	537.7
Total from continuing operations	4,024.3	4,764.8	5,267.1
Total from discontinued operations	—	—	190.6
Global and other	1,472.5	1,727.5	1,924.8
Total assets	$5,496.8	$6,492.3	$7,382.5

Capital Expenditures
	2014	2013	2012
Latin America	$82.6	$94.1	$99.0
Europe, Middle East & Africa	19.0	20.0	27.1
North America	4.7	7.6	8.6
Asia Pacific	3.3	6.6	4.6
Total from operations	109.6	128.3	139.3
Global and other	21.5	69.0	89.2
Total capital expenditures	$131.1	$197.3	$228.5

Depreciation and Amortization
	2014	2013	2012
Latin America	$70.9	$72.2	$74.3
Europe, Middle East & Africa	40.0	46.6	47.0
North America	22.1	37.4	33.7
Asia Pacific	17.3	21.9	21.2
Total from operations	150.3	178.1	176.2
Global and other	42.3	46.5	36.3
Total depreciation and amortization	$192.6	$224.6	$212.5
Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2014	2013	2012
Brazil	$1,909.3	$2,014.0	$2,041.7
U.S.	1,008.3	1,221.8	1,454.1
All other	5,933.8	6,719.2	7,065.6
Total	$8,851.4	$9,955.0	$10,561.4
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets. Long-lived assets primarily include property, plant and equipment and intangible assets. Long-lived assets in the U.S. and Brazil consist primarily of property, plant and equipment related to manufacturing and distribution facilities.

	2014	2013	2012
U.S.	$418.5	$450.4	$714.4
Brazil	361.9	421.5	484.5
All other	1,005.3	1,153.4	1,232.6
Total	$1,785.7	$2,025.3	$2,431.5
NOTE 13. Leases and Commitments
Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2014, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2015	$92.8	$187.3
2016	80.7	59.4
2017	64.2	17.8
2018	53.9	8.6
2019	47.9	3.2
Later years	123.1	1.1
Sublease rental income	(39.9)	N/A
Total	$422.7	$277.4
Rent expense was $106.5 in 2014, $125.1 in 2013 and $133.1 in 2012. Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $59.8 were in progress at December 31, 2014.
NOTE 14. Restructuring Initiatives

$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative") in an effort to stabilize the business and return Avon to sustainable growth, which was expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative was designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. Other costs to implement these restructuring initiatives consist primarily of professional service fees and accelerated depreciation, and also include professional service fees associated with our North America business. A portion of the professional service fees associated with the North America business are contingent upon the achievement of operating profit targets. These fees were recognized over the period that the services were provided and are based upon our estimate of the total amount expected to be paid, which may change based on actual results.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the restructuring actions associated with the $400M Cost Savings Initiative, we have recorded total costs to implement these restructuring initiatives of $230.4 before taxes, of which $111.3 before taxes was recorded in 2014. For these restructuring actions, we expect our total costs to implement restructuring to be approximately $250 before taxes. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $20 before taxes are expected to be recorded primarily in 2015. In connection with the restructuring actions associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $275 to $285 (both before taxes). For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.
Restructuring Charges – 2014
During 2014, we recorded total costs to implement of $111.3 related to the $400M Cost Savings Initiative, in selling, general and administrative expenses, in the Consolidated Statements of Income, related to the $400M Cost Savings Initiative. The costs consisted of the following:

•	net charge of $72.0 primarily for employee-related costs, including severance benefits;

•	accelerated depreciation of $13.0 associated with the closure and rationalization of certain facilities and other assets;

•	contract termination and other net charges of $6.3, primarily related to the costs associated with the closure of the France market and the exit of the Service Model Transformation ("SMT") facility;

•	charge of $3.7 primarily related to the accumulated foreign currency translation adjustments associated with the closure of the France market; and

•	implementation costs of $16.3 primarily related to professional service fees associated with our North America business.
The majority of cash payments, if applicable, associated with these charges were made in 2014 and the remaining are expected to be made during 2015.
Restructuring Charges – 2013
During 2013, we recorded total costs to implement of $68.4 related to the $400M Cost Savings Initiative, and the costs consisted of the following:

•	net charge of $50.4 primarily for employee-related costs, including severance and pension and postretirement benefits;

•	accelerated depreciation of $13.9 associated with the closure and rationalization of certain facilities;

•	contract termination and other charges of $4.8, primarily related to the costs associated with our exit from the Republic of Ireland market;

•	net benefit of $3.5 due to accumulated foreign currency translation adjustments in the second quarter of 2013 primarily associated with our exit from the Vietnam market;

•	implementation costs of $3.3 for professional service fees;

•	net benefit of $.7 due to inventory adjustments in the first and second quarters of 2013; and

•	net loss of $.2 due to the sale of a facility in the U.S.
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
The liability balance for the $400M Cost Savings Initiative as of December 31, 2014 is as follows:

	Employee- Related Costs	Inventory/ Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
2012 Charges	$45.2	$1.4	$—	$1.9	$48.5
Cash payments	(3.2)	—	—	(.2)	(3.4)
Non-cash write-offs	(.8)	(1.4)	—	—	(2.2)
Foreign exchange	.1	—	—	—	.1
Balance at December 31, 2012	$41.3	$—	$—	$1.7	$43.0
2013 Charges	54.4	.1	(3.5)	5.3	56.3
Adjustments	(4.0)	(.8)	—	(.5)	(5.3)
Cash payments	(44.9)	—	—	(4.8)	(49.7)
Non-cash write-offs	(.2)	.7	3.5	—	4.0
Foreign exchange	.1	—	—	.1	.2
Balance at December 31, 2013	$46.7	$—	$—	$1.8	$48.5
2014 Charges	80.4	—	3.7	7.4	91.5
Adjustments	(8.4)	—	—	(1.1)	(9.5)
Cash payments	(66.9)	—	—	(7.5)	(74.4)
Non-cash write-offs	.6	—	(3.7)	—	(3.1)
Foreign exchange	(2.3)	—	—	(.1)	(2.4)
Balance at December 31, 2014	$50.1	$—	$—	$.5	$50.6
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
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/ Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Charges incurred to date	$167.6	$.7	$.2	$13.0	$181.5
Estimated charges to be incurred on approved initiatives	4.4	4.1	—	6.0	14.5
Total expected charges on approved initiatives	$172.0	$4.8	$.2	$19.0	$196.0
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
2013	11.1	15.6	5.3	1.3	17.7	51.0
2014	24.5	19.9	14.0	6.5	17.1	82.0
Charges incurred to date	48.5	36.6	37.3	20.7	38.4	181.5
Estimated charges to be incurred on approved initiatives	2.2	—	11.5	.8	—	14.5
Total expected charges on approved initiatives	$50.7	$36.6	$48.8	$21.5	$38.4	$196.0
As noted previously, we expect to record total costs to implement restructuring of approximately $250 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.
Additional Restructuring Charges 2012
In an effort to improve operating performance, we identified certain actions in 2012 that we believe will enhance our operating model, reduce costs and improve efficiencies. In addition, we have relocated our corporate headquarters in New York City.
Restructuring Charges – 2014
As a result of the analysis and the actions taken, during 2014, we recorded total costs to implement of $1.8 in selling, general and administrative expenses, in the Consolidated Statements of Income, primarily consisting of contract termination costs associated with the relocation of our corporate headquarters.
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
Restructuring Charges – 2012
During 2012, we recorded total costs to implement of $73.9, in selling, general and administrative expenses, in the Consolidated Statements of Income. The costs consisted of the following:

•	net charge of $53.4 primarily for employee-related costs, including severance and pension benefits;

•	contract termination costs of $12.0 associated with the relocation of our corporate headquarters;

•	implementation costs of $5.8 for professional service fees; and

•	accelerated depreciation of $2.7 associated with the relocation of our corporate headquarters.
The liability balance for these various restructuring initiatives as of December 31, 2014 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
2012 Charges	$53.4	$12.0	$65.4
Cash payments	(33.9)	(.2)	(34.1)
Non-cash write-offs	(1.6)	—	(1.6)
Foreign exchange	(.3)	—	(.3)
Balance at December 31, 2012	$17.6	$11.8	$29.4
2013 Charges	.8	6.1	6.9
Adjustments	(1.9)	—	(1.9)
Cash payments	(14.4)	(5.6)	(20.0)
Foreign exchange	(.1)	—	(.1)
Balance at December 31, 2013	$2.0	$12.3	$14.3
2014 Charges	—	1.9	1.9
Adjustments	(.1)	—	(.1)
Cash payments	(1.5)	(5.7)	(7.2)
Balance at December 31, 2014	$.4	$8.5	$8.9
The actions associated with these various restructuring initiatives are substantially complete.
In addition, during 2014 we recorded total costs to implement of $1.1 and during 2013 a net benefit as a result of adjustments to the reserve of $7.5 primarily in selling, general and administrative expenses, in the Consolidated Statements of Income, associated with the restructuring programs launched in 2005 and 2009, which are substantially complete. The net benefit in 2013 primarily consisted of a net gain of $4.9 due to the sale of a facility in the U.S., as well as adjustments to the reserve for employee-related costs. During 2012, we recorded total costs to implement of $.1, of which a net benefit of $3.0 was recorded

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in selling, general and administrative expenses and total costs to implement of $3.1 were recorded in cost of sales, in the Consolidated Statements of Income, associated with the restructuring programs launched in 2005 and 2009. The total costs to implement in 2012 consisted of the following:

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
NOTE 15. Contingencies
Settlements of FCPA Investigations
As previously reported, we engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the FCPA and related U.S. and foreign laws in China and additional countries. The internal investigation, which was conducted under the oversight of our Audit Committee, began in June 2008. The internal investigation and compliance reviews focused on reviewing certain expenses and books and records processes, including, but not limited to, travel, entertainment, gifts, use of third-party vendors and consultants and related due diligence, joint ventures and acquisitions, and payments to third-party agents and others, in connection with our business dealings, directly or indirectly, with foreign governments and their employees. The internal investigation and compliance reviews of these matters are complete. In connection with the internal investigation and compliance reviews, certain personnel actions, including termination of employment of certain senior members of management, were taken. In connection with the internal investigation and compliance reviews, we have enhanced our ethics and compliance program, including our policies and procedures, FCPA compliance-related training, FCPA third-party due diligence program and other compliance-related resources.
As previously reported, in October 2008, we voluntarily contacted the SEC and the DOJ to advise both agencies of our internal investigation. We cooperated with investigations of these matters by the SEC and the DOJ.
As previously reported, in December 2014, the United States District Court for the Southern District of New York (the "USDC") approved a deferred prosecution agreement (the "DPA") entered into between the Company and the DOJ related to charges of violations of the books and records and internal controls provisions of the FCPA. In addition, Avon Products (China) Co. Ltd., a subsidiary of the Company operating in China, pleaded guilty to conspiring to violate the books and records provision of the FCPA and was sentenced by the USDC to pay a $68 fine. The SEC also filed a complaint against the Company charging violations of the books and records and internal controls provisions of the FCPA and a consent to settlement (the "Consent") which was approved in a judgment entered by the USDC in January 2015, and included $67 in disgorgement and prejudgment interest. The DPA, the above-mentioned guilty plea and the Consent resolved the SEC’s and the DOJ’s investigations of the Company’s compliance with the FCPA and related U.S. laws in China and additional countries. The fine was paid in December 2014 and the payment to the SEC was made in January 2015, both of which had been previously accrued for before December 31, 2014.
Under the DPA, the DOJ will defer criminal prosecution of the Company for a term of three years. If the DOJ determines that the Company has knowingly violated the DPA, the DOJ may commence prosecution or extend the term of the DPA, including the monitoring provisions described below, for up to one year. If the Company remains in compliance with the DPA during its term, the charges against the Company will be dismissed with prejudice.
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). With the approval of the DOJ and the SEC, the monitor can be replaced 18 months after the monitor’s retention by the Company pursuant to its agreement to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period expires on the later of three years from the date of the retention of the monitor and the expiration of the DPA. We are in the process of retaining a monitor, whose selection is subject to the approval of the DOJ and the SEC. There can be no assurance as to when a monitor will be approved or whether or when the DOJ and the SEC will approve replacing the monitorship with the Company’s self-reporting.
Under the DPA, the Company also represented that it has implemented and agreed that it will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws throughout its operations.
The monitor will assess and monitor the Company's compliance with the terms of the DPA and Consent by evaluating, among other things, the Company's internal accounting controls, recordkeeping and financial reporting policies and procedures. The monitor may recommend changes to our policies and procedures that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept. In addition, operating under the oversight of the monitor may result in burdens on members of our management and divert their time from the operation of our business. Assuming the monitorship is replaced by a self-reporting period, the Company’s self-reporting obligations may continue to be costly or burdensome.
We currently cannot estimate the costs that we are likely to incur in connection with compliance with the DPA and the Consent, including the retention of the monitor, the costs, if applicable, of self-reporting, and the costs of implementing the changes, if any, to our policies and procedures required by the monitor. However, the costs and burdens of the monitoring process could be significant.
FCPA-Related Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Ann S. Moore, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, No. 13-CV-8369)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. In the Parker case, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is adjourned until plaintiff files an amended pleading. In Schwartz, the parties have agreed to a stipulated schedule for further proceedings, which provides, among other things, for plaintiffs to file a further amended complaint and for defendants to file a motion to dismiss. In Pritika, defendants moved to dismiss the complaint on March 7, 2014. We are unable to predict the outcome of these matters.
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against the Company and certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs filed an amended complaint, and the defendants moved to dismiss the amended complaint on June 14, 2012. On September 29, 2014, the Court granted the defendants' motion to dismiss and also granted the plaintiffs leave to amend their complaint. On October 24, 2014, plaintiffs filed their second amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The second amended complaint names as defendants the Company and two individuals and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Plaintiffs seek compensatory damages and declaratory, injunctive, and other equitable relief. Defendants moved to dismiss the Second Amended Complaint on November 21, 2014. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
On December 23, 2014, a purported class action (Poovathur v. Avon Products, Inc., et al., No. 14-CV-10083) was filed in the United States District Court for the Southern District of New York against the Company and certain present or former Company employees pursuant to the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132. An amended complaint was filed on January 28, 2015. The purported class consists of participants in and beneficiaries of the Avon Personal Savings Account Plan (the “Plan”) who invested in and/or held shares of the Avon Common Stock Fund between July 31, 2006 and January 1, 2015. The claims asserted in this action include, inter alia, alleged breach of fiduciary duties in connection with the administration and management of the Plan and the appointment, evaluation, and monitoring of other Plan Fiduciaries. Plaintiffs seek, inter alia, certain monetary relief, damages, and declaratory, injunctive, and other equitable relief. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $322, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $25 from approximately $59, including penalties and accrued interest. We have appealed this decision to the second administrative level.
In the event that the 2002 or 2012 IPI assessments are upheld at the last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2007 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level, and we believe that the likelihood that the 2002 assessment will be upheld is remote and the likelihood that the 2012 IPI assessment will be upheld is reasonably possible. As stated above, we believe that the 2002 and 2012 IPI assessments are unfounded.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2014, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 16. Goodwill and Intangible Assets
Q3 2012 China Impairment Assessment
Based on the continued decline in revenue performance in China during the third quarter of 2012 and a corresponding lowering of our long-term growth estimates in China, we completed an interim impairment assessment of the fair value of goodwill related to our operations in China. The changes to our long-term growth estimates were based on the state of our China business, as the China business did not achieve our revenue, earnings and cash flows expectations primarily due to challenges in our business model. Based upon this interim analysis, we determined that the goodwill related to our operations in China was impaired. Specifically, the results of our interim impairment test indicated the estimated fair value of our China reporting unit was less than its respective carrying amount. As a result of our impairment testing, we recorded a non-cash impairment charge of $44.0 ($44.0 after tax) in the third quarter of 2012 to reduce the carrying amount of goodwill for China to its estimated fair value.
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
China had historically generated positive cash flows, but was not expected to generate positive cash flows in 2013 or for a number of years thereafter as there was a need for further investment than was previously anticipated. As a result, the expected cash flows of the business as of the date of our impairment analysis were not at a level sufficient to support the carrying value of the business. As compared to prior years' projections for China, the future expectations declined significantly in the 2012 and 2013 impairment analyses. This reduction in future expectations led to impairments of $44.0 and $42.1 being recorded in the third quarters of 2012 and 2013, respectively.
Key Assumptions - China
Key assumptions used in measuring the fair value of China during these impairment assessments included projections of revenue and the resulting cash flows, as well as the discount rate (based on the estimated weighted-average cost of capital). To estimate the fair value of China, we forecasted revenue and the resulting cash flows over ten years using a DCF model which included a terminal value at the end of the projection period. We believed that a ten-year period was a reasonable amount of time in order to return China's cash flows to normalized, sustainable levels.
Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2013	$112.6	$167.3	$85.0	$364.9
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2013	$112.6	$167.3	$2.6	$282.5

Changes during the period ended December 31, 2014:
Foreign exchange	$(21.9)	$(11.3)	$—	$(33.2)

Gross balance at December 31, 2014	$90.7	$156.0	$85.0	$331.7
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2014	$90.7	$156.0	$2.6	$249.3
Other intangible assets

	2014		2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$33.0	$(31.1)	$39.9	$(36.5)
Licensing agreements	43.4	(39.9)	52.3	(47.3)
Noncompete agreements	7.2	(7.2)	8.1	(8.1)
Trademarks	—	—	6.6	(6.6)
Indefinite-Lived Trademarks	23.6	—	25.1	—
Total	$107.2	$(78.2)	$132.0	$(98.5)

Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, disposals, impairments, accelerated amortization or fluctuations in foreign currency exchange rates. Aggregate amortization expense was $4.4 and $9.5 for the years ended December 31, 2013 and 2012, respectively. Aggregate amortization expense was not material for the year ended December 31, 2014, and is not expected to be material for future periods.
NOTE 17. Supplemental Balance Sheet Information
At December 31, 2014 and 2013, prepaid expenses and other included the following:

Prepaid expenses and other	2014	2013
Deferred tax assets (Note 7)	$204.7	$233.6
Prepaid taxes and tax refunds receivable	165.7	145.9
Prepaid brochure costs, paper and other literature	77.6	95.7
Receivables other than trade	72.5	86.6
Short-term investments	21.0	31.7
Other	76.8	95.8
Prepaid expenses and other	$618.3	$689.3
At December 31, 2014 and 2013, other assets included the following:

Other assets	2014	2013
Deferred tax assets (Note 7)	$685.8	$944.7
Long-term receivables	149.5	168.0
Capitalized software (Note 1)	101.3	122.9
Investments	36.4	33.8
Other intangible assets, net (Note 16)	29.0	33.5
Tooling	21.7	37.9
Other	28.3	34.5
Other assets	$1,052.0	$1,375.3
NOTE 18. Results of Operations by Quarter (Unaudited)

2014	First	Second	Third	Fourth	Year
Total revenue	$2,183.6	$2,188.6	$2,138.2	$2,341.0	8,851.4
Gross profit	1,228.2	1,377.9	1,324.3	1,421.7	5,352.1
Operating (loss) profit(1)	(50.9)	93.2	187.9	169.9	400.1
(Loss) income from continuing operations, before taxes(2)	(141.0)	65.7	144.4	95.1	164.2
(Loss) income from continuing operations, net of tax (3)	(167.2)	19.9	92.0	(329.6)	(384.9)
Net income attributable to noncontrolling interests	(1.1)	(.9)	(.6)	(1.1)	(3.7)
Net (loss) income attributable to Avon	$(168.3)	$19.0	$91.4	$(330.7)	(388.6)

(Loss) earnings per share from continuing operations
Basic	$(.38)	$.04	$.21	$(.75)	$(.88)	(4)
Diluted	(.38)	.04	.21	(.75)	(.88)	(4)

2013	First	Second	Third	Fourth	Year
Total revenue	$2,456.0	$2,508.9	$2,322.9	$2,667.2	$9,955.0
Gross profit	1,530.6	1,573.5	1,451.2	1,627.2	6,182.5
Operating profit (loss)(1)	174.0	202.2	68.2	(17.2)	427.2
Income (loss) from continuing operations, before taxes(2)	29.3	145.3	31.6	(43.6)	162.6
(Loss) income from continuing operations, net of tax(3)	(11.5)	84.6	(6.4)	(67.7)	(1.0)
(Loss) income from discontinued operations, net of tax	(1.1)	(50.4)	.6	—	(50.9)
Net (income) loss attributable to noncontrolling interests	(1.1)	(2.3)	.3	(1.4)	(4.5)
Net (loss) income attributable to Avon	$(13.7)	$31.9	$(5.5)	$(69.1)	$(56.4)

(Loss) earnings per share from continuing operations
Basic	$(.03)	$.19	$(.01)	$(.16)	$(.01)	(4)
Diluted	(.03)	.19	(.01)	(.16)	(.01)	(4)
(1) Operating profit (loss) was impacted by the following:

2014	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$—	$—	$—	$—	$—
Selling, general and administrative expenses	22.7	51.2	2.5	37.8	114.2
Total costs to implement restructuring initiatives	$22.7	$51.2	$2.5	$37.8	$114.2
Venezuelan special items	$115.7	$18.0	$2.0	$1.4	$137.1
FCPA accrual	$46.0	$—	$—	$—	$46.0
Pension settlement charge	$—	$23.5	$5.4	$7.5	$36.4

2013	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$(.6)	$(.3)	$—	$—	$(.9)
Selling, general and administrative expenses	20.9	8.7	(.2)	37.4	66.8
Total costs to implement restructuring initiatives	$20.3	$8.4	$(.2)	$37.4	$65.9
Venezuelan special items	$13.3	$16.5	$14.9	$4.9	$49.6
FCPA accrual	$—	$12.0	$—	$77.0	$89.0
Asset impairment and other charges	$—	$—	$42.1	$117.2	$159.3

(2)
In addition to the items impacting operating profit (loss) above, income (loss) from continuing operations, before taxes during 2014 was impacted by a one-time, after-tax loss of $41.8 ($53.7 in other expense, net, and a benefit of $11.9 in income taxes) recorded in the first quarter, primarily reflecting the write-down of monetary assets and liabilities due to the change to the SICAD II rate.

In addition, income (loss) from continuing operations, before taxes during 2013 was impacted by a one-time, after-tax loss of $50.7 ($34.1 in other expense, net, and $16.6 in income taxes) recorded in the first quarter, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits due to the devaluation of Venezuelan currency. Income (loss) from continuing operations, before taxes during 2013 was also impacted by a loss on extinguishment of debt of $73.0 before tax in the first quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our Private Notes (as defined in Note 5, Debt and Other Financing), as well as the write-off of debt issuance costs associated with the early repayment of $380.0 of the outstanding principal amount of the term loan agreement (as defined in Note 5, Debt and Other Financing). In addition, income (loss) from continuing operations, before taxes during 2013 was impacted by a loss on extinguishment of debt of $13.0 before tax in the second quarter of 2013 caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the 2014 Notes (as defined in Note 5, Debt and Other Financing).

(3)
(Loss) income from continuing operations, net of tax during 2014 was negatively impacted by a non-cash income tax charge of $404.9. This was primarily due to a valuation allowance of $383.5 to reduce our deferred tax assets to an amount that is "more likely than not" to be realized, which was recorded in the fourth quarter of 2014. In addition, (loss) income from continuing operations, net of tax during 2014 was favorably impacted by the $18.5 net tax benefit recorded in the fourth quarter of 2014 related to the finalization of the FCPA settlements.

In addition, (loss) income from continuing operations, net of tax during 2013 was impacted by valuation allowances for deferred tax assets of $41.8 related to Venezuela in the fourth quarter of 2013 and $9.2 related to the China business in the third quarter of 2013.

(4)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.
See Note 15, Restructuring Initiatives, "Results Of Operations - Consolidated" within MD&A on pages 32 through 39, "Segment Review - Latin America" within MD&A on pages 40 through 44, Note 15, Contingencies, Note 11, Employee Benefit Plans, Note 16, Goodwill and Intangibles, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 5, Debt and Other Financing and Note 7, Income Taxes, for more information on these items.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013 and 2012

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2014
Allowance for doubtful accounts receivable	$129.6	$192.5		$—	$(221.3)	(1)	$100.8
Allowance for sales returns	17.6	—		298.1	(298.5)	(2)	17.2
Allowance for inventory obsolescence	150.8	100.9		—	(129.8)	(3)	121.9
Deferred tax asset valuation allowance	783.4	425.2	(4)	—	—		1,208.6
2013
Allowance for doubtful accounts receivable	$134.3	$239.3		$—	$(244.0)	(1)	$129.6
Allowance for sales returns	26.8	—		340.0	(349.2)	(2)	17.6
Allowance for inventory obsolescence	164.8	117.1		—	(131.1)	(3)	150.8
Deferred tax asset valuation allowance	627.4	156.0	(4)	—	—		783.4
2012
Allowance for doubtful accounts receivable	$138.4	$250.9		$—	$(255.0)	(1)	$134.3
Allowance for sales returns	35.8	—		386.4	(395.4)	(2)	26.8
Allowance for inventory obsolescence	147.4	118.8		—	(101.4)	(3)	164.8
Deferred tax asset valuation allowance	546.1	81.3	(4)	—	—		627.4

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product destroyed and foreign currency translation adjustment.

(3)	Obsolete inventory destroyed and foreign currency translation adjustment.

(4)	Increase in valuation allowance primarily for deferred tax assets that are not more likely than not to be realized in the future.