Form 10-Q
period 2015-03-31
AVON PRODUCTS INC
filed 2015-04-30
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at March 31, 2015 was 435,082,760.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2015	March 31, 2014
Net sales	$1,762.5	$2,141.7
Other revenue	31.7	41.9
Total revenue	1,794.2	2,183.6
Costs, expenses and other:
Cost of sales	707.3	955.4
Selling, general and administrative expenses	1,124.5	1,279.1
Operating loss	(37.6)	(50.9)
Interest expense	28.6	27.5
Interest income	(3.0)	(3.8)
Other expense, net	19.4	66.4
Total other expenses	45.0	90.1
Loss before taxes	(82.6)	(141.0)
Income taxes	(63.8)	(26.2)
Net loss	(146.4)	(167.2)
Net income attributable to noncontrolling interests	(0.9)	(1.1)
Net loss attributable to Avon	$(147.3)	$(168.3)
Loss per share:
Basic	$(0.33)	$(0.38)
Diluted	(0.33)	(0.38)
Cash dividends per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Net loss	$(146.4)	$(167.2)
Other comprehensive loss:
Foreign currency translation adjustments	(126.6)	(8.9)
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.2	0.4	0.3
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.3 and $4.1	9.7	8.0
Total other comprehensive loss, net of taxes	(116.5)	(0.6)
Comprehensive loss	(262.9)	(167.8)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.4	(1.5)
Comprehensive loss attributable to Avon	$(263.3)	$(166.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$668.9	$960.5
Accounts receivable, net	509.4	563.5
Inventories	824.5	822.2
Prepaid expenses and other	589.9	618.3
Total current assets	2,592.7	2,964.5
Property, plant and equipment, at cost	2,065.4	2,292.6
Less accumulated depreciation	(1,007.6)	(1,061.6)
Property, plant and equipment, net	1,057.8	1,231.0
Goodwill	235.6	249.3
Other assets	986.2	1,052.0
Total assets	$4,872.3	$5,496.8
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$378.8	$137.1
Accounts payable	820.0	895.4
Accrued compensation	167.2	210.5
Other accrued liabilities	461.4	598.8
Sales and taxes other than income	152.0	168.6
Income taxes	27.4	36.8
Total current liabilities	2,006.8	2,047.2
Long-term debt	2,208.2	2,463.9
Employee benefit plans	478.4	501.8
Long-term income taxes	78.7	77.8
Other liabilities	87.5	100.8
Total liabilities	4,859.6	5,191.5
Shareholders’ Equity
Common stock	187.8	187.6
Additional paid-in capital	2,206.1	2,207.9
Retained earnings	3,529.3	3,702.9
Accumulated other comprehensive loss	(1,333.6)	(1,217.6)
Treasury stock, at cost	(4,592.8)	(4,591.0)
Total Avon shareholders’ (deficit) equity	(3.2)	289.8
Noncontrolling interests	15.9	15.5
Total shareholders’ equity	12.7	305.3
Total liabilities and shareholders’ equity	$4,872.3	$5,496.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net loss	$(146.4)	$(167.2)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	31.8	35.4
Amortization	9.5	11.6
Provision for doubtful accounts	38.7	50.8
Provision for obsolescence	15.7	26.4
Share-based compensation	(0.1)	11.5
Foreign exchange losses	6.4	8.3
Deferred income taxes	28.4	(10.4)
Charge for Venezuelan monetary assets and liabilities	(4.2)	53.7
Charge for Venezuelan non-monetary assets	101.7	115.7
Other	9.0	7.8
Changes in assets and liabilities:
Accounts receivable	(27.6)	(41.7)
Inventories	(73.1)	(97.8)
Prepaid expenses and other	(6.7)	(23.2)
Accounts payable and accrued liabilities	(149.1)	(29.1)
Income and other taxes	(14.1)	(21.5)
Noncurrent assets and liabilities	(18.0)	(42.9)
Net cash used by operating activities	(198.1)	(112.6)
Cash Flows from Investing Activities
Capital expenditures	(22.4)	(29.6)
Disposal of assets	2.4	2.6
Purchases of investments	(4.6)	(5.8)
Proceeds from sale of investments	0.6	6.2
Net cash used by investing activities	(24.0)	(26.6)
Cash Flows from Financing Activities
Cash dividends	(26.2)	(28.7)
Debt, net (maturities of three months or less)	(6.3)	1.8
Repayment of debt	(2.9)	(10.6)
Net proceeds from exercise of stock options	—	0.2
Repurchase of common stock	(1.9)	(6.5)
Net cash used by financing activities	(37.3)	(43.8)
Effect of exchange rate changes on cash and equivalents	(32.2)	(129.8)
Net decrease in cash and equivalents	(291.6)	(312.8)
Cash and equivalents at beginning of year	960.5	1,107.9
Cash and equivalents at end of period	$668.9	$795.1

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2014 Annual Report on Form 10-K ("2014 Form 10-K") in preparing these unaudited financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2014 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim consolidated financial statement purposes, our tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We also provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense.
We revised our Consolidated Statements of Cash Flows to correct the presentation of certain financing activities, specifically a decrease of $6.4 in repayment of debt, a decrease of $6.0 in proceeds from debt, and a decrease of $.4 in debt, net for the three months ended March 31, 2014. This revision did not impact the total cash flows from financing activities, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income or our Consolidated Balance Sheets. We determined that the effect of this revision was not material to any of our previously issued financial statements.
Additionally, we revised our Consolidated Statements of Cash Flows to reflect income tax receivables of $18.1 for the three months ended March 31, 2014 in income and other taxes, while they had been previously reported in prepaid expenses and other, as we believe that this is a better presentation of our income tax receivables. This revision did not impact the total cash flows from operating activities, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income or our Consolidated Balance Sheets. We determined that the effect of this revision was not material to any of our previously issued financial statements.
Venezuela Currency
We account for Venezuela as a highly inflationary economy. In February 2015, the Venezuelan government announced that a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. There are multiple legal mechanisms in Venezuela to exchange currency. As SIMADI represents the rate which better reflects the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. As a result of the change to the SIMADI rate, which caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we used previously, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by approximately $5 during the three months ended March 31, 2015. Also as a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015.
In addition, at February 12, 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses in the Latin America segment was needed to reflect the write-down of the long-lived assets to their estimated fair value, which was approximately $16 at March 31, 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates.
In February 2014, the Venezuelan government announced a foreign exchange system which began operating on March 24, 2014, referred to as the SICAD II exchange ("SICAD II"). As SICAD II represented the rate which better reflected the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously, we recorded an after-tax loss of approximately $42 (approximately $54 in other expense, net, and a benefit of approximately $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $116 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2014.
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

	Three Months Ended
	March 31
(Shares in millions)	2015	2014
Numerator:
Net loss attributable to Avon	$(147.3)	$(168.3)
Less: Loss allocated to participating securities	2.0	2.0
Loss allocated to common shareholders	(145.3)	(166.3)
Denominator:
Basic EPS weighted-average shares outstanding	434.9	434.1
Diluted effect of assumed conversion of stock options	—	—
Diluted EPS adjusted weighted-average shares outstanding	434.9	434.1
Loss per Common Share:
Basic	$(.33)	$(.38)
Diluted	(.33)	(.38)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended March 31, 2015 and 2014, we did not include stock options to purchase 15.5 million shares and 20.3 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had net losses attributable to Avon. The inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive.
We purchased approximately .2 million shares of Avon common stock for $1.9 during the first three months of 2015, as compared to approximately .5 million shares of Avon common stock for $6.9 during the first three months of 2014, primarily through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units, and in 2014, also through private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

3. INVENTORIES

Components of Inventories	March 31, 2015	December 31, 2014
Raw materials	$229.7	$248.8
Finished goods	594.8	573.4
Total	$824.5	$822.2
4. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$3.6	$3.4	$2.1	$4.8	$.3	$.3
Interest cost	6.3	6.7	7.1	9.1	1.1	1.3
Expected return on plan assets	(8.3)	(8.4)	(10.8)	(9.8)	—	—
Amortization of prior service credit	(.2)	(.1)	—	(.3)	(1.0)	(1.1)
Amortization of net actuarial losses	11.6	10.7	2.7	4.6	.5	.5
Net periodic benefit costs	$13.0	$12.3	$1.1	$8.4	$.9	$1.0

As of March 31, 2015, we made approximately $6 and $6 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2015, we anticipate contributing approximately $45 to $50 and $20 to $25 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
5. CONTINGENCIES
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
As previously reported, in October 2008, we voluntarily contacted the U.S. Securities and Exchange Commission (the "SEC") and the U.S. Department of Justice (the "DOJ") to advise both agencies of our internal investigation. We cooperated with investigations of these matters by the SEC and the DOJ.
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
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Ann S. Moore, et al. and Avon Products, Inc. as nominal defendant (filed in the United States District Court for the Southern District of New York, No. 13-CV-8369)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. In the Parker case, plaintiff has agreed that defendants' time to file an answer, motion to dismiss or other response is adjourned until plaintiff files an amended pleading. In Schwartz, plaintiffs filed a further amended complaint on March 17, 2015, and the defendants moved to dismiss on April 22, 2015. In Pritika, defendants’ motion to dismiss the complaint for lack of federal subject matter jurisdiction was granted on March 16, 2015. On April 28, 2015, an action was filed to seek enforcement of demands for the inspection of certain of the Company’s books and records (Belle Cohen v. Avon Products, Inc. (filed in the New York Supreme Court, New York County, Index No. 651418/2015)). We are unable to predict the outcome of these matters.
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
On December 23, 2014, a purported class action, Poovathur v. Avon Products, Inc., et al., No. 14-CV-10083, was filed in the United States District Court for the Southern District of New York against the Company and certain present or former Company employees pursuant to the Employee Retirement Income Security Act ("ERISA"), 29 U.S.C. § 1132. The Poovathur complaint, which was amended on January 28, 2015, asserts claims under ERISA for alleged breach of fiduciary duty and failure to monitor on behalf of a purported class of participants in and beneficiaries of the Avon Personal Savings Account Plan (the "Plan") who invested in and/or held shares of the Avon Common Stock Fund between July 31, 2006 and January 1, 2015. On March 12, 2015, another purported class action, McCoy et al. v. Avon Products, Inc., et al., No. 15-CV-01828, was filed in the same court and designated as related to Poovathur. The McCoy complaint asserts similar causes of action under ERISA, and a claim for co-fiduciary liability, on behalf of participants in the Plan and on behalf of the Plan itself, from February 1, 2011 to the present. Plaintiffs in both actions seek, inter alia, certain monetary relief, damages, and declaratory, injunctive, and other equitable relief. On April 8, 2015, the Court consolidated the actions and recaptioned the consolidated case as In re 2014 Avon Products, Inc. ERISA Litigation; the Court also appointed interim co-lead counsel and ordered plaintiffs to file their consolidated complaint by May 8, 2015. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $289, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $27 from approximately $64, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The 2002 IPI assessment remains subject to appeal by the government.
In the event that the 2002 or 2012 IPI assessments are upheld at the last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2009 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level. We believe that the likelihood that the 2002 IPI assessment will be upheld on any further appeal is remote and the likelihood that the 2012 IPI assessment will be upheld is reasonably possible. As stated above, we believe that the 2002 and 2012 IPI assessments are unfounded.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2015, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
Other comprehensive loss other than reclassifications	(126.1)	—	—	(3.6)	(129.7)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.4	—	—	.4
Amortization of net actuarial loss and prior service cost, net of tax of $.3(2)	—	—	—	13.3	13.3
Total reclassifications into earnings	—	.4	—	13.3	13.7
Balance at March 31, 2015	$(803.1)	$(2.8)	$(4.3)	$(523.4)	$(1,333.6)

Three Months Ended March 31, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
Other comprehensive loss other than reclassifications	(9.0)	—	—	—	(9.0)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.2(1)	—	.3	—	—	.3
Amortization of net actuarial loss and prior service cost, net of tax of $4.1(2)	—	—	—	8.0	8.0
Total reclassifications into earnings	—	.3	—	8.0	8.3
Balance at March 31, 2014	$(438.3)	$(4.8)	$(4.3)	$(423.7)	$(871.1)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net losses of $18.7 and $5.3 for the three months ended March 31, 2015 and 2014, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income.
7. SEGMENT INFORMATION
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
	2015		2014
	Revenue	Operating (Loss) Profit	Revenue	Operating (Loss) Profit
Latin America	$836.8	$(43.3)	$1,066.7	$(43.4)
Europe, Middle East & Africa	550.7	38.6	654.8	67.4
North America	242.1	(13.2)	295.7	(8.5)
Asia Pacific	164.6	7.9	166.4	7.7
Total from operations	$1,794.2	$(10.0)	$2,183.6	$23.2
Global and other	—	(27.6)	—	(74.1)
Total	$1,794.2	$(37.6)	$2,183.6	$(50.9)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

8. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2015 and December 31, 2014, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2015	December 31, 2014
Deferred tax assets	$193.8	$204.7
Prepaid taxes and tax refunds receivable	149.7	165.7
Receivables other than trade	71.1	72.5
Prepaid brochure costs, paper, and other literature	69.0	77.6
Short-term investments	24.3	21.0
Other	82.0	76.8
Prepaid expenses and other	$589.9	$618.3
At March 31, 2015 and December 31, 2014, other assets included the following:

Components of Other Assets	March 31, 2015	December 31, 2014
Deferred tax assets	$651.9	$685.8
Long-term receivables	128.1	149.5
Capitalized software	94.1	101.3
Investments	35.8	36.4
Other intangible assets, net (Note 10)	27.4	29.0
Tooling (plates and molds associated with our beauty products)	19.4	21.7
Other	29.5	28.3
Other assets	$986.2	$1,052.0
9. RESTRUCTURING INITIATIVES
Additional Restructuring Charges 2015
As a result of the current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions that we believe will reduce ongoing costs. To date, these actions have primarily consisted of global headcount reductions.
As a result of these restructuring actions, we have recorded total costs to implement these restructuring initiatives of $28.5 before taxes, during the three months ended March 31, 2015 in selling, general and administrative expenses, in the Consolidated Statements of Income. There are no material remaining costs for restructuring actions approved-to-date. In connection with these restructuring actions, we expect to realize annualized savings of approximately $35 to $40 before taxes. We expect to begin to realize savings in the second quarter of 2015 and are expected to achieve the annualized savings beginning in the third quarter of 2015. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
The costs to implement recorded during the three months ended March 31, 2015 consisted of the following:

•	charge of $26.6 for employee-related costs due to severance benefits; and

•	implementation costs of $1.9 primarily for professional service fees associated with Corporate and Asia Pacific.
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2015.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance, which primarily consists of employee-related costs, for these various restructuring initiatives as of March 31, 2015 is as follows:

Total
2015 charges	$26.6
Cash payments	(3.1)
Foreign exchange	(.2)
Balance at March 31, 2015	$23.3
The charges approved to date under these various restructuring initiatives by reportable business segment were as follows: $3.3 in Latin America, $5.3 in Europe, Middle East & Africa, $1.6 in North America, $7.0 in Asia Pacific and $9.4 in Corporate.
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
As a result of the restructuring actions associated with the $400M Cost Savings Initiative, we have recorded total costs to implement these restructuring initiatives of $235.2 before taxes, of which $4.8 before taxes was recorded in the first three months of 2015. For these restructuring actions, we expect our total costs to implement restructuring to be approximately $250 before taxes. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $15 before taxes are expected to be recorded primarily in 2015. In connection with the restructuring actions associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $275 to $285 before taxes. Substantially all of these annualized savings are expected to be achieved in 2015. For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.
Restructuring Charges – Three Months Ended March 31, 2015
During the three months ended March 31, 2015, we recorded costs to implement of $4.8 related to the $400M Cost Savings Initiative in selling, general and administrative expenses, in the Consolidated Statements of Income. The costs consisted of the following:

•	implementation costs of $2.5, primarily related to professional service fees associated with our North America business;

•	charge of $1.0 for employee related costs due to severance benefits;

•	accelerated depreciation of $.7 associated with the closure and rationalization of certain facilities; and

•	contract termination and other net charge of $.6, primarily related to the costs associated with the closure of a North America warehouse.
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2015.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Restructuring Charges – Three Months Ended March 31, 2014
During the three months ended March 31, 2014, we recorded costs to implement of $22.1 related to the $400M Cost Savings Initiative in selling, general and administrative expenses, in the Consolidated Statements of Income. The costs consisted of the following:

•	charge of $14.9 primarily for employee-related costs, primarily severance benefits;

•	implementation costs of $4.5 primarily for professional service fees associated with our North America business;

•	accelerated depreciation of $1.4 associated with the closure and rationalization of certain facilities; and

•	contract termination and other charges of $1.3 primarily related to costs associated with our exit from the Service Model Transformation ("SMT") facility.
The liability balance for the $400M Cost Savings Initiative as of March 31, 2015 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2014	$50.1	$.5	$50.6
2015 charges	2.6	.6	3.2
Adjustments	(1.6)	—	(1.6)
Cash payments	(12.6)	(.4)	(13.0)
Foreign exchange	(1.2)	—	(1.2)
Balance at March 31, 2015	$37.3	$.7	$38.0
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to date	$168.6	$.7	.2	$13.6	$183.1
Estimated charges to be incurred on approved initiatives	.5	3.4	—	5.7	9.6
Total expected charges on approved initiatives	$169.1	$4.1	$.2	$19.3	$192.7
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
2013	11.1	15.6	5.3	1.3	17.7	51.0
2014	24.5	19.9	14.0	6.5	17.1	82.0
First Quarter 2015	(.4)	.1	1.6	.6	(.3)	1.6
Charges incurred to date	48.1	36.7	38.9	21.3	38.1	183.1
Estimated charges to be incurred on approved initiatives	.4	—	8.5	.7	—	9.6
Total expected charges on approved initiatives	$48.5	$36.7	$47.4	$22.0	$38.1	$192.7
As noted previously, we expect our total costs to implement restructuring to be approximately $250 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will incur other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Other Restructuring Initiatives
During the three months ended March 31, 2015 and 2014, we recorded a net benefit of $.2 and total costs to implement of $.6, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income, associated with the restructuring programs launched in 2005 and 2009 and the restructuring initiative launched in 2012, each of which are substantially complete. The liability balance associated with these restructuring programs and restructuring initiative, which primarily consists of contract termination costs, as of March 31, 2015 is not material.
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2014	$90.7	$156.0	$85.0	$331.7
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2014	$90.7	$156.0	$2.6	$249.3

Changes during the period ended March 31, 2015:
Foreign exchange	$(5.9)	$(7.8)	$—	$(13.7)

Gross balance at March 31, 2015	$84.8	$148.2	$85.0	$318.0
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at March 31, 2015	$84.8	$148.2	$2.6	$235.6
Other intangible assets

	March 31, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$31.0	$(29.3)	$33.0	$(31.1)
Licensing agreements	40.8	(37.7)	43.4	(39.9)
Noncompete agreements	6.9	(6.9)	7.2	(7.2)
Indefinite-Lived Trademarks	22.6	—	23.6	—
Total	$101.3	$(73.9)	$107.2	$(78.2)
Aggregate amortization expense was not material for the three months ended March 31, 2015 and 2014, and is not expected to be material for future periods.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.7	$—	$2.7
Foreign exchange forward contracts	—	.3	.3
Total	$2.7	$.3	$3.0
Liabilities:
Foreign exchange forward contracts	$—	$7.0	$7.0
Total	$—	$7.0	$7.0
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.7	$—	$2.7
Foreign exchange forward contracts	—	.6	.6
Total	$2.7	.6	$3.3
Liabilities:
Foreign exchange forward contracts	$—	$5.0	$5.0
Total	$—	$5.0	$5.0
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
Venezuela Long-Lived Assets
At February 12, 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses in the Latin America segment was needed to reflect the write-down of the long-lived assets to their estimated fair value, which was approximately $16 at March 31, 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, accounts receivable, loans receivable, debt maturing within one year, accounts payable, long-term debt and foreign exchange forwards contracts. The carrying value for cash and cash equivalents, accounts receivable, accounts payable and short-term investments approximate fair value because of the short-term nature of these instruments.
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2015 and December 31, 2014, respectively, consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.7	$2.7	$2.7	$2.7
Debt maturing within one year(1)	(378.8)	(378.6)	(137.1)	(137.1)
Long-term debt(1)	(2,208.2)	(1,984.8)	(2,463.9)	(2,242.5)
Foreign exchange forward contracts	(6.7)	(6.7)	(4.4)	(4.4)
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
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of March 31, 2015, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2015:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.3	Accounts payable	$7.0
Total derivatives not designated as hedges		$.3		$7.0
Total derivatives		$.3		$7.0

The following table presents the fair value of derivative instruments outstanding at December 31, 2014:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.6	Accounts payable	$5.0
Total derivatives not designated as hedges		$.6		$5.0
Total derivatives		$.6		$5.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. As of March 31, 2015, we do not have any interest-rate swap agreements. Approximately 5% of our debt portfolio at both March 31, 2015 and December 31, 2014 was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. For the three months ended March 31, 2015, the net impact of the gain amortization was $3.7. For the three months ended March 31, 2014, the net impact of the gain amortization was $3.5. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At March 31, 2015, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $46.3, and was included within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. For the three ended March 31, 2015, the net impact of the gain amortization was $1.6. For the three months ended March 31, 2014, the net impact of the gain amortization was $1.6. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At March 31, 2015, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $27.8, and was included within long-term debt in the Consolidated Balance Sheets.
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2015, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $134.4 for various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three months ended March 31, 2015, we recorded a loss of $6.2 in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. Also during the three months ended March 31, 2015, we recorded a gain of $6.7 related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three months ended March 31, 2014, we recorded a gain of $.1 in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2014, we recorded a gain of $.1 related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
13. DEBT
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “2013 revolving credit facility”), which expires in March 2017. Borrowings under the 2013 revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of March 31, 2015, there were no amounts outstanding under the 2013 revolving credit facility.
The 2013 revolving credit facility contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The 2013 revolving credit facility also contains a covenant that limits our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the 2013 revolving credit facility contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.5:1 at the end of the fiscal quarter ended March 31, 2015 and each fiscal quarter thereafter. In addition, the 2013 revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the 2013 revolving credit facility) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

determination by our consolidated EBITDA (as defined in the 2013 revolving credit facility) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the 2013 revolving credit facility allows us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the 2013 revolving credit facility (which expires in March 2017); provided, that cash restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. Beginning January 1, 2015, cash charges taken for restructuring cannot be added back to our consolidated net income. As of March 31, 2015, we have less than $6 remaining for the other items (cash charges and other cash expenses, premiums or penalties incurred relating to any legal or regulatory action, settlement, judgment or ruling). We were in compliance with our interest coverage and leverage ratios under the 2013 revolving credit facility as of March 31, 2015. As of March 31, 2015, and based on then applicable interest rates, approximately $500 of the $1 billion 2013 revolving credit facility could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements, significant cash restructuring charges and significant legal settlements or judgments) may further reduce our borrowing capacity under the 2013 revolving credit facility or cause us to be non-compliant with our interest coverage and leverage ratios. If we were to be non-compliant with our interest coverage or leverage ratio, we would no longer have access to our 2013 revolving credit facility and our credit ratings may be downgraded, resulting in increased interest expense under our 2013 Notes (as defined below). As of March 31, 2015, there were no amounts outstanding under the 2013 revolving credit facility.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016, $500.0 principal amount of 4.60% Notes due March 15, 2020, $500.0 principal amount of 5.00% Notes due March 15, 2023 and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on our credit ratings with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P in November 2014 to BB+ (Stable Outlook) and in February 2015 to BB (Stable Outlook), and by Moody's in October 2014 to Ba1 (Stable Outlook), the interest rates on the 2013 Notes have increased by .75%, effective as of March 15, 2015.
At March 31, 2015, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018, $250.0 principal amount of our 4.20% Notes due July 15, 2018 and $350.0 principal amount of our 6.50% Notes due March 1, 2019, with interest on each series of these Notes payable semi-annually.
The indentures governing our outstanding notes described above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes due July 15, 2018, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade.
Additional Information
Our long-term credit ratings are Ba1 (Stable Outlook) with Moody's, BB (Stable Outlook) with S&P, and BB (Negative Outlook) with Fitch, which are below investment grade. We do not believe these below investment grade long-term credit ratings will have a material impact on our near-term liquidity. However, additional rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and will likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms under our financing arrangements.

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
During the three months ended March 31, 2015, revenue declined 18% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue increased 1%. Constant $ revenue benefited from higher average order, which was partially offset by a 1% decrease in Active Representatives. The net impact of price and mix increased 3%, while units sold decreased 2%. Sales from the Beauty category decreased 17%, or increased 3% on a Constant $ basis. Sales from the Fashion & Home category decreased 19%, or 3% on a Constant $ basis.
During the three months ended March 31, 2015, foreign currency had a significant impact on our financial results. As the U.S. dollar has strengthened relative to currencies of key Avon markets, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our markets which have historically had higher operating margins experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of foreign currency transaction losses (within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $45, foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $90 (of which approximately $60 related to Venezuela, as discussed below), and foreign exchange losses on our working capital (within other expense, net), which had an unfavorable impact of approximately $10 before tax.
As a result of the current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions that we believe will reduce ongoing costs. See Note 9, Restructuring Initiatives to the consolidated financial statements included herein for more information.
We continue to expect constant-dollar revenue to be up modestly in 2015 as compared with 2014. However, based on recent foreign currency rates, revenue in reported dollars is expected to be negatively impacted by foreign currency translation, which is now expected to have an approximate 17 point negative impact (compared with the previous outlook of an approximate 12 point negative impact). We now expect Constant-dollar Adjusted operating margin to be approximately 50 basis points lower than 2014. While we expect to be able to offset the additional foreign currency transaction costs, the approximate 50 basis point decline is due to the new Industrial Production Tax ("IPI") law on cosmetics in Brazil, which is effective May 1, 2015. In addition, the strengthening U.S. dollar is expected to cause a larger negative impact from foreign currency translation than originally anticipated on our Adjusted operating margin in reported dollars. As a result, we now expect Adjusted operating margin in reported dollars to be down approximately 200 basis points as compared with 2014, due to the expected impact from foreign currency translation and IPI.
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. As the SIMADI exchange represents the rate which better reflects the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates (the official rate and SICAD rate), we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. At February 12, 2015, the SIMADI exchange rate was approximately 170, as compared to the SICAD II exchange rate of approximately 50 that we used previously, which caused the recognition of a devaluation of approximately 70%. In addition, at February 12, 2015, we

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to estimated fair value, which was approximately $16 at March 31, 2015. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $5 to operating profit and net income relating to these non-monetary assets in the first quarter of 2015. We expect an additional negative impact of approximately $14 to operating profit and net income, primarily during the second and third quarters of 2015, relating to these non-monetary assets. In addition to the negative impact to operating margin, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities. See "Segment Review - Latin America" of this MD&A for further discussion of our Venezuela operations.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the consolidated financial statements included herein.
RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at a constant exchange rate. Foreign currency impact is determined as the difference between actual growth rates and constant-currency growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluations of Venezuelan currency in February 2015 and March 2014, combined with being designated as a highly inflationary economy ("Venezuelan special items"), 3) the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the Foreign Corrupt Practices Act ("FCPA") investigations ("FCPA accrual"), and 4) the non-cash income tax charge associated with our deferred tax assets recorded in 2015 ("Special tax items"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The Venezuelan special items include the impact on the Consolidated Statements of Income in 2015 and 2014 caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical U.S. dollar cost of the assets at the previous exchange rate and the revised exchange rate. In 2015 and 2014, the Venezuelan special items also include adjustments of approximately $11 and approximately $116, respectively, to reflect certain non-monetary assets at their net realizable value. In 2015, the Venezuelan special items also include an impairment charge of approximately $90 to reflect the write-down of the

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

long-lived assets to their estimated fair value. In 2014, the devaluation was caused as a result of moving from the official exchange rate of 6.30 to the SICAD II exchange rate of approximately 50, and in 2015, the devaluation was caused as a result of moving from the SICAD II exchange rate of approximately 50 to the SIMADI exchange rate of approximately 170.
The Special tax items include the impact during 2015 on the provision for income taxes in the Consolidated Statements of Income due to a non-cash income tax charge associated with an additional valuation allowance to reduce our U.S. deferred tax assets to an amount that is "more likely than not" to be realized. This valuation allowance was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets.
See Note 9, Restructuring Initiatives, Note 1, Accounting Policies, and Note 5, Contingencies, to the consolidated financial statements included herein, and "Segment Review - Latin America" below for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended March 31,
	2015	2014	%/Point Change
Total revenue	$1,794.2	$2,183.6	(18)%
Cost of sales	707.3	955.4	(26)%
Selling, general and administrative expenses	1,124.5	1,279.1	(12)%
Operating loss	(37.6)	(50.9)	26%
Interest expense	28.6	27.5	4%
Interest income	(3.0)	(3.8)	(21)%
Other expense, net	19.4	66.4	(71)%
Net loss attributable to Avon	$(147.3)	$(168.3)	12%
Diluted loss per share	$(.33)	$(.38)	13%

Advertising expenses(1)	$40.4	$32.3	25%

Gross margin	60.6%	56.2%	4.4
Venezuelan special items	.8	5.3	(4.5)
Adjusted gross margin	61.4%	61.5%	(.1)

Selling, general and administrative expenses as a % of total revenue	62.7%	58.6%	4.1
CTI restructuring	(1.8)	(1.0)	(.8)
Venezuelan special items	(5.1)	—	(5.1)
FCPA accrual	—	(2.1)	2.1
Adjusted selling, general and administrative expenses as a % of total revenue	55.7%	55.4%	.3

Operating loss	$(37.6)	$(50.9)	26%
CTI restructuring	33.1	22.7
Venezuelan special items	106.4	115.7
FCPA accrual	—	46.0
Adjusted operating profit	$101.9	$133.5	(24)%

Operating margin	(2.1)%	(2.3)%	.2
CTI restructuring	1.8	1.0	.8
Venezuelan special items	5.9	5.3	.6
FCPA accrual	—	2.1	(2.1)
Adjusted operating margin	5.7%	6.1%	(.4)

Change in Constant $ Adjusted operating margin(2)			1.4

Effective tax rate	(77.2)%	(18.6)%	(58.6)
CTI restructuring	22.3	2.6	19.7
Venezuelan special items	84.9	47.2	37.7
FCPA accrual	—	15.1	(15.1)
Special tax items	37.9	—	37.9
Adjusted effective tax rate	67.9%	46.3%	21.6

Change in Active Representatives			(1)%
Change in units sold			(2)%
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are included within selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended March 31, 2015
Revenue
During the three months ended March 31, 2015, revenue declined 18% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue increased 1%. Our Constant $ revenue growth was driven by Europe, Middle East & Africa, most significantly Russia, as well as by markets experiencing relatively high inflation (Venezuela and Argentina), and was partially offset by a revenue decline in North America. Constant $ revenue benefited from higher average order, which was partially offset by a 1% decrease in Active Representatives. The decrease in Active Representatives was primarily due to North America, and was partially offset by an increase in Europe, Middle East & Africa, most significantly Russia which was primarily due to sustained momentum in recruitment and retention. The net impact of price and mix increased 3%, positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, while units sold decreased 2%, primarily due to North America.
On a category basis, our net sales and associated growth rates were as follows:

	Three Months Ended March 31,		%/Point Change
	2015	2014	US$	Constant $
Beauty:
Skincare	$532.7	$644.9	(17)%	1%
Fragrance	423.2	513.2	(18)	7
Color	336.5	401.2	(16)	2
Total Beauty	1,292.4	1,559.3	(17)	3
Fashion & Home:
Fashion	288.7	344.4	(16)	(3)
Home	181.4	238.0	(24)	(3)
Total Fashion & Home	470.1	582.4	(19)	(3)
Net sales	$1,762.5	$2,141.7	(18)	2
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 20 basis points and decreased 40 basis points, respectively, compared to the same period of 2014. The increase in operating margin and decrease in Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin increased 440 basis points and decreased 10 basis points, respectively, compared to the same period of 2014. The gross margin comparison was impacted by a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as $15 was recognized in the current-year period as compared to $116 in the prior-year period, primarily associated with adjustments to reflect certain non-monetary assets at their net realizable value. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 10 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 220 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses; and

•	various other insignificant items that decreased gross margin and Adjusted gross margin.
These items were partially offset by the following:

•	an increase of 160 basis points due to lower supply chain costs, primarily in Latin America and Europe, Middle East & Africa; and

•	an increase of 60 basis points due to the favorable net impact of mix and pricing, primarily in Latin America.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 410 basis points and 30 basis points, respectively, compared to the same period of 2014. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by a $90 impairment charge recorded in 2015 to reflect the write-down of the long-lived assets to their estimated fair value associated with the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, and the additional $46 accrual recorded in 2014 for the settlements related to the FCPA investigations that did not recur in 2015. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The increase of 30 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of approximately 230 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses; and

•	an increase of 80 basis points due to higher advertising spend, driven by new product launches in Brazil.
These items were partially offset by the following:

•
a decrease of 60 basis points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. This includes lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, which was partially offset by the inflationary impact on our expenses;

•	a decrease of 60 basis points from lower expenses associated with long-term employee incentive compensation plans;

•
a decrease of 50 basis points from lower expenses related to our Service Model Transformation ("SMT") project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013;

•	a decrease of 30 basis points from lower bad debt expense;

•	a decrease of 30 basis points from lower net brochure costs, which was primarily as a result of cost savings initiatives in North America; and

•	various other insignificant items that decreased selling, general and administrative expenses and Adjusted selling, general and administrative expenses as a percentage of revenue.
Other Expense
Interest expense increased by $1 and interest income decreased by $1, both compared to the prior-year period.
Other expense, net, decreased by approximately $47 compared to the prior-year period, primarily due to a less significant impact from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting, as we recorded a benefit of approximately $4 in 2015 as compared to a loss of approximately $54 in 2014. The less significant impact from the devaluation of the Venezuelan currency was partially offset by higher foreign exchange losses. Foreign exchange losses increased by approximately $10 compared to the prior-year period, with the most significant impact due to the weakening of the Polish zloty and Ukrainian hryvnia. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
Effective Tax Rate
The effective tax rate was (77.2)% compared with (18.6)% in the prior-year period. The effective tax rates in 2015 and 2014 were negatively impacted by the devaluations of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2015 was also negatively impacted by an additional valuation allowance against deferred tax assets of approximately $31. The additional valuation allowance was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. The effective tax rate in 2014 was also negatively impacted by the additional $46 accrual recorded for the settlements related to the FCPA investigations.
The Adjusted effective tax rate was 67.9%, compared to 46.3% in the prior-year period. The higher 2015 Adjusted effective tax rate is primarily due to the inability to recognize additional deferred tax assets related to our current-year domestic operating results, which had an approximate 22 point unfavorable impact on our 2015 Adjusted effective tax rate.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Impact of Foreign Currency
During the first quarter of 2015, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of:

•
foreign currency transaction losses (within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $45, or approximately 210 basis points to Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $90 (of which approximately $60 related to Venezuela), or approximately 240 basis points to Adjusted operating margin; and

•	foreign exchange losses on our working capital (within other expense, net), which had an unfavorable impact of approximately $10 before tax.
See "Segment Review - Latin America" of this MD&A for further discussion of our Venezuela operations.
Segment Review
Latin America

	Three Months Ended March 31,
			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$836.8	$1,066.7	(22)%	3%
Operating loss	(43.3)	(43.4)	—%	47%
CTI restructuring	2.8	14.9
Venezuelan special items	106.4	115.7
Adjusted operating profit	$65.9	$87.2	(24)%	21%

Operating margin	(5.2)%	(4.1)%	(1.1)	2.5
CTI restructuring	.3	1.4
Venezuelan special items	12.7	10.8
Adjusted operating margin	7.9%	8.2%	(.3)	1.3

Change in Active Representatives				(2)%
Change in units sold				(3)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2015
Total revenue decreased 22% compared to the prior-year period due to the unfavorable impact from foreign exchange which was primarily driven by the Venezuelan currency devaluation, and to a lesser extent, the strengthening of the U.S. dollar relative to the Brazilian real. See below for further discussion regarding the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue grew 3%. The region's revenue growth was negatively impacted by approximately 1 point due to the net impact of tax credits of $7 in Brazil recognized in 2014 that did not recur in 2015. In addition, higher average order for the region was partially offset by a decrease in Active Representatives. The region's Constant $ revenue growth and higher average order were positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, while Active Representatives was negatively impacted by these markets. Revenue in Brazil decreased 17%, unfavorably impacted by foreign exchange, or was relatively unchanged on a Constant $ basis. Revenue in Mexico declined 12%, unfavorably impacted by foreign exchange, or decreased 1% on Constant $ basis.
Constant $ revenue in Brazil was negatively impacted by approximately 2 points due to the net impact of tax credits recognized in 2014 that did not recur in 2015, which were primarily associated with expected recoveries of Value Added Tax ("VAT"). On a Constant $ basis, Brazil’s sales from Beauty products increased 2%, partially benefiting from new product launches. On a Constant $ basis, Brazil's sales from Fashion & Home products increased 1%. Brazil continues to be impacted by a difficult

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

economic environment as well as high levels of competition. Constant $ revenue declined in Mexico, primarily due to lower average order as a result of weakness in Fashion & Home, partially offset by an increase in Active Representatives.
Operating margin was negatively impacted by 1.9 points as compared to the prior-year period due to the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin also benefited by 1.1 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased .3 points, or increased 1.3 points on a Constant $ basis, primarily as a result of:

•
a benefit of 1.1 points due to higher gross margin caused primarily by 1.6 points from the favorable net impact of mix and pricing and 1.6 points from lower supply chain costs, partially offset by 2.3 points from the unfavorable impact of foreign currency transaction losses;

•	a benefit of .8 points from lower Representative and sales leader expense, primarily in Brazil;

•
a net benefit of .5 points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. This includes the inflationary impact on our expenses, partially offset by a reduction of corporate expenses, which are allocated from Global;

•	a benefit of .4 points from lower bad debt expense, primarily in Brazil;

•	a decline of 1.1 points from higher advertising spend, primarily in Brazil associated with new product launches; and

•	a decline of .7 points associated with the net impact of tax credits in Brazil recognized as revenue in 2014, discussed above.
Venezuela Discussion
Currency restrictions enacted by the Venezuelan government since 2003 have impacted the ability of Avon Venezuela to obtain foreign currency to pay for imported products. Since 2010, we have been accounting for our operations in Venezuela under accounting guidance associated with highly inflationary economies. Under U.S. GAAP, the financial statements of a foreign entity operating in a highly inflationary economy are required to be remeasured as if the functional currency is the company’s reporting currency, the U.S. dollar. This generally results in translation adjustments, caused by changes in the exchange rate, being reported in earnings currently for monetary assets (e.g., cash, accounts receivable) and liabilities (e.g., accounts payable, accrued expenses) and requires that different procedures be used to translate non-monetary assets (e.g., inventories, fixed assets). Non-monetary assets and liabilities are remeasured at the historical U.S. dollar cost basis. This diverges significantly from the application of accounting rules prior to designation as highly inflationary accounting, where such gains and losses would have been recognized only in other comprehensive income (shareholders' equity).
In March 2013, the Venezuelan government announced a foreign exchange system that increased government control over the allocation of U.S. dollars in the country, referred to as the SICAD I exchange ("SICAD I"). In February 2014, the Venezuelan government announced a foreign exchange system which began operating on March 24, 2014, referred to as the SICAD II exchange ("SICAD II"). While liquidity was limited through the SICAD II market, in comparison to the other available exchange rates (the official rate and SICAD I rate), it represented the rate which better reflected the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014.
With respect to our 2014 results, at March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which caused the recognition of a devaluation of approximately 88%. As a result of our change to the SICAD II rate, we recorded an after-tax loss of approximately $42 (approximately $54 in other expense, net, and a benefit of approximately $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of acquisition. As a result, we determined that an adjustment of approximately $116 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014.
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. The SICAD I and SICAD II markets merged to create a single foreign exchange system, referred to as the SICAD exchange ("SICAD"). At March 31, 2015, the SICAD exchange rate was approximately 12. The Venezuelan government has indicated that all companies incorporated or domiciled in Venezuela in all sectors will be allowed to obtain U.S. dollars through the SIMADI market. The exchange rates established through the SIMADI market fluctuate and have been significantly higher than both the official rate and SICAD rate. In March 2015, we began to access the SIMADI market and have been able to obtain only limited U.S. dollars. While liquidity is limited through the SIMADI market, in comparison to the other available

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

exchange rates (the official rate and SICAD rate), it represents the rate which better reflects the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015.
At February 12, 2015, the SIMADI exchange rate was approximately 170, as compared to the SICAD II exchange rate of approximately 50 that we used previously, which caused the recognition of a devaluation of approximately 70%. As a result of our change to the SIMADI rate, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities.
Additionally, certain non-monetary assets are carried at their historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2015 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their historical U.S. dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $5 to operating profit and net income relating to these non-monetary assets in the first quarter of 2015. We expect an additional negative impact of approximately $14 to operating profit and net income, primarily during the second and third quarters of 2015, relating to these non-monetary assets.
In addition, at February 12, 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to their estimated fair value, which was approximately $16 at March 31, 2015. Further devaluations or regulatory actions may further impair the carrying value of Avon Venezuela's long-lived assets.
At March 31, 2015, the SIMADI exchange rate was approximately 190, and we had an immaterial net asset position associated with our operations in Venezuela. During the first three months of 2015, Avon Venezuela (using an average exchange rate which included SICAD II exchange rates in the first part and SIMADI exchange rates in the latter part) represented less than 1% of Avon’s consolidated revenue and less than 2% of Avon’s consolidated Adjusted operating profit. While the rate in the SIMADI market will vary throughout the year, the ongoing impacts primarily related to the remeasurement of Avon Venezuela's financial statements are not expected to have a material impact on Avon's consolidated results.
Argentina Discussion
In late 2011, the Argentine government introduced restrictive foreign currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At March 31, 2015, we had a net asset position of approximately $96 associated with our operations in Argentina. During the first three months of 2015, Avon Argentina represented approximately 5% of Avon’s consolidated revenue and approximately 12% of Avon’s consolidated Adjusted operating profit.
To illustrate our sensitivity to potential future changes in the exchange rate in Argentina, if the exchange rate was devalued by approximately 50% from the average exchange rate of Argentina's first three months of 2015 results, and using the first three months of 2015 results, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 3% and annualized consolidated Adjusted operating profit would likely be negatively impacted by approximately 6% prospectively. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
As of March 31, 2015, we did not account for Argentina as a highly inflationary economy. As a result, any potential devaluation would not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended March 31,
			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$550.7	$654.8	(16)%	9%
Operating profit	38.6	67.4	(43)%	(9)%
CTI restructuring	5.7	2.2
Adjusted operating profit	$44.3	$69.6	(36)%	(1)%

Operating margin	7.0%	10.3%	(3.3)	(1.4)
CTI restructuring	1.0	.3
Adjusted operating margin	8.0%	10.6%	(2.6)	(.8)

Change in Active Representatives				8%
Change in units sold				9%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2015
Total revenue decreased 16% compared to the prior-year period, due to the unfavorable impact from foreign exchange which is primarily driven by the strengthening of the U.S. dollar relative to the Russian ruble and Ukrainian hryvnia. On a Constant $ basis, revenue grew 9%, primarily driven by Eastern Europe. The region's Constant $ revenue growth was primarily due to an increase in Active Representatives.
In Russia, revenue declined 29%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 26%, primarily due to an increase in Active Representatives which benefited from sustained momentum in recruiting and retention. Russia's Constant $ revenue also benefited from the timing of our sale campaigns. As compared to the current Constant $ growth rates, revenue growth in Russia is expected to be tempered in the second half of 2015. In the United Kingdom, revenue declined 7%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue grew 1%, primarily due to higher average order, which was partially offset by a decrease in Active Representatives. In Turkey, revenue declined 5%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue grew 5%, primarily due to higher average order and an increase in Active Representatives. In South Africa, revenue increased 8%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 17%, primarily due to an increase in Active Representatives and higher average order.
Operating margin was negatively impacted by .7 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 2.6 points, or .8 points on a Constant $ basis, primarily as a result of:

•
a decline of 1.9 points due to lower gross margin caused primarily by an estimated 4 points from foreign currency transaction losses, partially offset by approximately 2 points from lower supply chain costs. Supply chain costs benefited as a result of lower obsolescence, lower material costs, and lower overhead costs which were attributable to increased productivity;

•	a decline of .4 points due to higher Representative and sales leader expense; and

•	a net benefit of 1.4 points primarily due to the Constant $ revenue growth with respect to our fixed expenses and a reduction of corporate expenses, which are allocated from Global.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North America

	Three Months Ended March 31,
			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$242.1	$295.7	(18)%	(17)%
Operating loss	(13.2)	(8.5)	(55)%	(59)%
CTI restructuring	6.0	5.6
Adjusted operating loss	$(7.2)	$(2.9)	*	*

Operating margin	(5.5)%	(2.9)%	(2.6)	(2.6)
CTI restructuring	2.5	1.9
Adjusted operating margin	(3.0)%	(1.0)%	(2.0)	(2.1)

Change in Active Representatives				(17)%
Change in units sold				(25)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2015
Total revenue decreased 18%, or 17% on a Constant $ basis, compared to the prior-year period, primarily due to a decrease in Active Representatives. Sales from Beauty products declined 17% on both a reported and Constant $ basis. Sales from Fashion & Home products declined 19%, or 18% on a Constant $ basis.
Operating margin was negatively impacted by .6 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased 2.0 points, or 2.1 points on a Constant $ basis, primarily as a result of:

•
a net decline of 1.7 points due to the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative;

•	a decline of 1.7 points due to higher advertising spend;

•	a benefit of 1.5 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives;

•	a benefit of .8 points due to lower bad debt expense; and

•	various other insignificant items that contributed to the decrease in Adjusted operating margin.
Asia Pacific

	Three Months Ended March 31,
			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$164.6	$166.4	(1)%	2%
Operating profit	7.9	7.7	3%	3%
CTI restructuring	8.8	.3
Adjusted operating profit	$16.7	$8.0	*	*

Operating margin	4.8%	4.6%	.2	—
CTI restructuring	5.3	.2
Adjusted operating margin	10.1%	4.8%	5.3	5.3

Change in Active Representatives				(2)%
Change in units sold				(2)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended March 31, 2015
Total revenue decreased 1% compared to the prior-year period, due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue increased 2%, primarily driven by the Philippines. Constant $ revenue for the region benefited from higher average order, which was partially offset by a decrease in Active Representatives. Revenue in the Philippines increased 8%, or 7% on a Constant $ basis, primarily due to higher average order, as a result of strength in Fashion & Home.
Operating margin was negatively impacted by 5.1 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 5.3 points on both a reported and Constant $ basis, primarily as a result of:

•
a net benefit of 3.5 points primarily due to lower fixed expenses, which primarily resulted from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative, and a reduction of corporate expenses, which are allocated from Global;

•
a benefit of .9 points due to higher gross margin caused primarily by 2.4 points from lower supply chain costs, largely due to lower obsolescence, as well as lower overhead costs. These items were partially offset by 1.2 points from the unfavorable net impact of pricing and mix; and

•	a benefit of .7 points from lower bad debt expense primarily in the Philippines.
Global Expenses

	Three Months Ended March 31,
	2015	2014	% Change
Total global expenses	$113.4	$181.2	(37)%
CTI restructuring	9.8	(.3)
FCPA accrual	—	46.0
Adjusted total global expenses	$103.6	$135.5	(24)%
Allocated to segments	(85.8)	(107.1)	(20)%
Adjusted net global expenses	$17.8	$28.4	(37)%

Net global expenses(1)	$27.6	$74.1	(63)%
(1) Net global expenses represents total global expenses less amounts allocated to segments.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2015
The comparability of total global expenses was impacted by the $46 accrual for the settlements related to the FCPA investigations, which was recorded in the first quarter of 2014 that did not recur in 2015, and by higher CTI restructuring. Adjusted total global expenses decreased compared to the prior-year period primarily as a result of cost savings initiatives, including lower expenses related to our SMT project, and lower expenses associated with long-term employee incentive compensation plans. During the first quarter of 2015, we updated our estimates associated with long-term employee incentive compensation plans and reversed a portion of such accruals. Amounts allocated to segments decreased compared to the prior-year period primarily due to lower planned corporate expenses, primarily as a result of our cost savings initiatives.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At March 31, 2015, we had cash and cash equivalents totaling approximately $669. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
We may seek to repurchase our equity and/or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded in 2014 and 2015, which may impact our access to these transactions on favorable terms, if at all. For more information see "Risk Factors - Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing and

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital," "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2014 Form 10-K.
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
Cash Flows
Net Cash Used by Operating Activities
Net cash used by operating activities during the first three months of 2015 was approximately $198, as compared to net cash used of $113 during the first three months of 2014. The approximate $85 increase to net cash used by operating activities was primarily due to the $67 payment to the U.S. Securities and Exchange Commission ("SEC") in connection with the FCPA settlement and lower cash-related earnings, which were impacted by the unfavorable impact of foreign currency translation. Lower payments for employee incentive compensation partially offset these items.
Net Cash Used by Investing Activities
Net cash used by investing activities during the first three months of 2015 was approximately $3 lower than during the first three months of 2014 primarily due to lower capital expenditures.
Net Cash Used by Financing Activities
Net cash used by continuing financing activities during the first three months of 2015 was approximately $7 lower than during the first three months of 2014 primarily due to lower debt repayments.
We have maintained a dividend of $.06 per share for the first quarter of 2015, which was equivalent to our quarterly dividends throughout 2014.
Capital Resources
Revolving Credit Facility
In March 2013, we entered into a four-year $1 billion revolving credit facility (the “2013 revolving credit facility”), which expires in March 2017. Borrowings under the 2013 revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus an applicable margin or a floating base rate plus an applicable margin, in each case subject to adjustment based on our credit ratings. As of March 31, 2015, there were no amounts outstanding under the 2013 revolving credit facility. We are currently in the process of negotiating a new revolving credit facility that will replace our existing 2013 revolving credit facility. The terms and conditions of the new revolving credit facility are expected to be materially different than our existing 2013 revolving credit facility and reflective of our current long-term credit ratings. There can be no assurance that the new revolving credit facility will be consummated.
The 2013 revolving credit facility contains covenants limiting our ability to incur liens and enter into mergers and consolidations or sales of substantially all our assets. The 2013 revolving credit facility also contains a covenant that limits our subsidiary debt to existing subsidiary debt at February 28, 2013 plus $500.0, with certain other exceptions. In addition, the 2013 revolving credit facility contains financial covenants which require our interest coverage ratio at the end of each fiscal quarter to equal or exceed 4:1 and our leverage ratio to not be greater than 3.5:1 at the end of the fiscal quarter ended March 31, 2015 and each fiscal quarter thereafter. In addition, the 2013 revolving credit facility contains customary events of default and cross-default provisions. The interest coverage ratio is determined by dividing our consolidated EBIT (as defined in the 2013 revolving credit facility) by our consolidated interest expense, in each case for the period of four fiscal quarters ending on the date of determination. The leverage ratio is determined by dividing the amount of our consolidated funded debt on the date of determination by our consolidated EBITDA (as defined in the 2013 revolving credit facility) for the period of four fiscal quarters ending on the date of determination. When calculating the interest coverage and leverage ratios, the 2013 revolving credit facility allows us, subject to certain conditions and limitations, to add back to our consolidated net income, among other items: (i) extraordinary and other non-cash losses and expenses, (ii) one-time fees, cash charges and other cash expenses, premiums or penalties incurred in connection with any asset sale, equity issuance or incurrence or repayment of debt or refinancing or modification or amendment of any debt instrument and (iii) cash charges and other cash expenses, premiums or penalties incurred in connection with any restructuring or relating to any legal or regulatory action, settlement, judgment or

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

ruling, in an aggregate amount not to exceed $400.0 for the period from October 1, 2012 until the termination of commitments under the 2013 revolving credit facility (which expires in March 2017); provided, that cash restructuring charges incurred after December 31, 2014 shall not be added back to our consolidated net income. Beginning January 1, 2015, cash charges taken for restructuring cannot be added back to our consolidated net income. As of March 31, 2015, we have less than $6 remaining for the other items (cash charges and other cash expenses, premiums or penalties incurred relating to any legal or regulatory action, settlement, judgment or ruling). We were in compliance with our interest coverage and leverage ratios under the 2013 revolving credit facility as of March 31, 2015. As of March 31, 2015, and based on then applicable interest rates, approximately $500 of the $1 billion 2013 revolving credit facility could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements, significant cash restructuring charges and significant legal settlements or judgments) may further reduce our borrowing capacity under the 2013 revolving credit facility or cause us to be non-compliant with our interest coverage and leverage ratios. If we were to be non-compliant with our interest coverage or leverage ratio, we would no longer have access to our 2013 revolving credit facility and our credit ratings may be downgraded, resulting in increased interest expense under our 2013 Notes (as defined below). As of March 31, 2015, there were no amounts outstanding under the 2013 revolving credit facility.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016, $500.0 principal amount of 4.60% Notes due March 15, 2020, $500.0 principal amount of 5.00% Notes due March 15, 2023 and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on our credit ratings with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P in November 2014 to BB+ (Stable Outlook) and in February 2015 to BB (Stable Outlook), and by Moody's in October 2014 to Ba1 (Stable Outlook), the interest rates on the 2013 Notes have increased by .75%, effective as of March 15, 2015.
At March 31, 2015, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018, $250.0 principal amount of our 4.20% Notes due July 15, 2018 and $350.0 principal amount of our 6.50% Notes due March 1, 2019, with interest on each series of these Notes payable semi-annually.
The indentures governing our outstanding notes described above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes due July 15, 2018, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade.
Additional Information
Our long-term credit ratings are Ba1 (Stable Outlook) with Moody's, BB (Stable Outlook) with S&P, and BB (Negative Outlook) with Fitch, which are below investment grade. We do not believe these below investment grade long-term credit ratings will have a material impact on our near-term liquidity. However, additional rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and will likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms under our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," "Risk Factors - Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital," and "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" contained in our 2014 Form 10-K.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of March 31, 2015, we do not have any interest-rate swap agreements. Approximately 5% of our debt portfolio at both March 31, 2015 and December 31, 2014 was exposed to floating interest rates.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
the effect of economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, as well as the designation of Venezuela as a highly inflationary economy and the devaluation of its currency, the availability of various foreign exchange systems including limited access to SIMADI or the introduction of new exchange systems in Venezuela, foreign exchange restrictions, particularly foreign currency restrictions in Venezuela and Argentina, and the potential effect of such factors on our business, results of operations and financial condition;

•
developments in or consequences of any investigations and compliance reviews, and any litigation related thereto, including the investigations and compliance reviews of FCPA and related United States ("U.S.") and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation, including the retention of a compliance monitor as required by the deferred prosecution agreement with the U.S. Department of Justice and a consent to settlement with the SEC, any changes in Company policy or procedure suggested by the compliance monitor or undertaken by the Company, the duration of the compliance monitor and whether and when the Company will be permitted to undertake self-reporting, the Company’s compliance with the deferred prosecution agreement and whether and when the charges against the Company are dismissed with prejudice;

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

•	the risk of product or ingredient shortages resulting from our concentration of sourcing in fewer suppliers;

•	any changes to our credit ratings and the impact of such changes on our financing costs, rates, terms, debt service obligations, access to lending sources and working capital needs;

•	the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates and terms and conditions;

•
the impact of a continued decline in our business results, which includes the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal settlements or judgments, on our ability to comply with certain covenants in our revolving credit facility;

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
Additional information identifying such factors is contained in Item 1A of our 2014 Form 10-K, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2014 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended March 31, 2015.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/15	21,923	(1)	$8.71	*	*
2/1 - 2/28/15	—		—	*	*
3/1 - 3/31/15	210,557	(1)	9.01	*	*
Total	232,480		$8.99	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.

ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	April 30, 2015	/s/ Robert Loughran
Robert Loughran
Vice President and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

10.1	Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Avon's Proxy Statement as filed on March 27, 2015).

10.2	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan.

10.3	Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan.

10.4	Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan.

10.5	Avon Products, Inc. International Retirement Plan, amended and restated effective as of January 1, 2009.

10.6	First Amendment, dated as of December 13, 2010, to the Avon Products, Inc. International Retirement Plan as amended and restated effective as of January 1, 2009.

10.7
Employment Offer Letter Agreement including Forms of Restricted Stock Unit ("RSU") Award Agreement and Performance Contingent RSU Award Agreement, dated as of January 23, 2015, between Avon Products, Inc. and James Scully.

10.8	Letter Agreement, dated as of September 13, 2012, between Avon Products, Inc. and John P. Higson.

10.9	Letter Agreement, dated as of February 7, 2012, and Extension Letter, dated as of July 1, 2014, between Avon Products, Inc. and David Legher.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.