Form 10-Q
period 2015-06-30
AVON PRODUCTS INC
filed 2015-07-30
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
OR

¬	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

(212) 282-5000
(Telephone Number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¬
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	¬
Non-accelerated filer	¬ (do not check if a smaller reporting company)	Smaller reporting company	¬
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¬    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2015 was 435,279,537.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2015	June 30, 2014
Net sales	$1,789.8	$2,139.8
Other revenue	33.6	48.8
Total revenue	1,823.4	2,188.6
Costs, expenses and other:
Cost of sales	713.4	810.7
Selling, general and administrative expenses	1,018.2	1,284.7
Operating profit	91.8	93.2
Interest expense	31.0	28.7
Interest income	(3.1)	(3.8)
Other expense, net	0.8	2.6
Total other expenses	28.7	27.5
Income before taxes	63.1	65.7
Income taxes	(33.4)	(45.8)
Net income	29.7	19.9
Net income attributable to noncontrolling interests	(0.9)	(0.9)
Net income attributable to Avon	$28.8	$19.0
Earnings per share:
Basic	$0.07	$0.04
Diluted	0.07	0.04
Cash dividends per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
(In millions, except per share data)	June 30, 2015	June 30, 2014
Net sales	$3,552.3	$4,281.5
Other revenue	65.3	90.7
Total revenue	3,617.6	4,372.2
Costs, expenses and other:
Cost of sales	1,420.7	1,766.1
Selling, general and administrative expenses	2,142.7	2,563.8
Operating profit	54.2	42.3
Interest expense	59.6	56.2
Interest income	(6.1)	(7.6)
Other expense, net	20.2	69.0
Total other expenses	73.7	117.6
Loss before taxes	(19.5)	(75.3)
Income taxes	(97.2)	(72.0)
Net loss	(116.7)	(147.3)
Net income attributable to noncontrolling interests	(1.8)	(2.0)
Net loss attributable to Avon	$(118.5)	$(149.3)
Loss per share:
Basic	$(0.27)	$(0.34)
Diluted	(0.27)	(0.34)
Cash dividends per common share	$0.12	$0.12
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2015	June 30, 2014
Net income	$29.7	$19.9
Other comprehensive income:
Foreign currency translation adjustments	21.1	32.5
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.2	0.5	0.3
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.3 and $(5.1)	13.3	(7.8)
Total other comprehensive income, net of taxes	34.9	25.0
Comprehensive income	64.6	44.9
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.5)	1.2
Comprehensive income attributable to Avon	$65.1	$43.7
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2015		June 30, 2014
Net loss	$(116.7)	352.3	$(147.3)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(105.5)		23.6
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.4	0.9		0.6
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.6 and $(1.0)	23.0		0.2
Total other comprehensive (loss) income, net of taxes	(81.6)		24.4
Comprehensive loss	(198.3)		(122.9)
Less: comprehensive loss attributable to noncontrolling interests	(0.1)		(0.3)
Comprehensive loss attributable to Avon	$(198.2)		$(122.6)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$696.9	$960.5
Accounts receivable, net	523.7	563.5
Inventories	818.7	822.2
Prepaid expenses and other	632.3	618.3
Assets of business held for sale	191.1	—
Total current assets	2,862.7	2,964.5
Property, plant and equipment, at cost	2,042.6	2,292.6
Less accumulated depreciation	(1,006.2)	(1,061.6)
Property, plant and equipment, net	1,036.4	1,231.0
Goodwill	115.7	249.3
Other assets	973.8	1,052.0
Total assets	$4,988.6	$5,496.8
Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$381.1	$137.1
Accounts payable	809.6	895.4
Accrued compensation	180.2	210.5
Other accrued liabilities	538.0	598.8
Sales and taxes other than income	155.1	168.6
Income taxes	2.1	36.8
Liabilities of business held for sale	21.4	—
Total current liabilities	2,087.5	2,047.2
Long-term debt	2,203.6	2,463.9
Employee benefit plans	476.6	501.8
Long-term income taxes	72.6	77.8
Other liabilities	86.1	100.8
Total liabilities	4,926.4	5,191.5
Shareholders’ Equity
Common stock	187.8	187.6
Additional paid-in capital	2,219.0	2,207.9
Retained earnings	3,531.9	3,702.9
Accumulated other comprehensive loss	(1,298.4)	(1,217.6)
Treasury stock, at cost	(4,593.5)	(4,591.0)
Total Avon shareholders’ equity	46.8	289.8
Noncontrolling interests	15.4	15.5
Total shareholders’ equity	62.2	305.3
Total liabilities and shareholders’ equity	$4,988.6	$5,496.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net loss	$(116.7)	$(147.3)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	60.7	71.8
Amortization	18.9	25.9
Provision for doubtful accounts	73.5	105.7
Provision for obsolescence	26.9	43.8
Share-based compensation	11.9	24.9
Foreign exchange losses	6.4	10.3
Deferred income taxes	29.4	(50.1)
Charge for Venezuelan monetary assets and liabilities	(4.2)	53.7
Charge for Venezuelan non-monetary assets	101.7	115.7
Other	20.9	44.2
Changes in assets and liabilities:
Accounts receivable	(79.9)	(91.0)
Inventories	(81.4)	(126.4)
Prepaid expenses and other	(52.8)	3.7
Accounts payable and accrued liabilities	(69.5)	14.6
Income and other taxes	(26.8)	(24.1)
Noncurrent assets and liabilities	(28.9)	(82.5)
Net cash used by operating activities	(109.9)	(7.1)
Cash Flows from Investing Activities
Capital expenditures	(42.1)	(58.6)
Disposal of assets	4.3	5.4
Purchases of investments	(11.9)	(13.4)
Proceeds from sale of investments	0.6	10.8
Net cash used by investing activities	(49.1)	(55.8)
Cash Flows from Financing Activities
Cash dividends	(53.6)	(54.6)
Debt, net (maturities of three months or less)	(5.9)	(12.7)
Proceeds from debt	7.6	—
Repayment of debt	(8.9)	(66.7)
Net proceeds from exercise of stock options	—	0.2
Repurchase of common stock	(2.5)	(8.6)
Other financing activities	(5.8)	—
Net cash used by financing activities	(69.1)	(142.4)
Effect of exchange rate changes on cash and cash equivalents	(29.4)	(125.1)
Net decrease in cash and cash equivalents	(257.5)	(330.4)
Cash and cash equivalents at beginning of year	960.5	1,107.9
Cash and cash equivalents at end of period(1)	$703.0	$777.5

(1) Includes cash and cash equivalents held for sale of $6.1 at the end of period in 2015.
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
We revised our Consolidated Statements of Cash Flows to correct the presentation of certain financing activities, specifically a decrease of $25.3 in repayment of debt, a decrease of $9.2 in proceeds from debt, and a decrease of $16.1 in debt, net for the six months ended June 30, 2014. Additionally, we revised our Consolidated Statements of Cash Flows to reflect income tax receivables of $14.1 for the six months ended June 30, 2014 in income and other taxes, while they had been previously reported in prepaid expenses and other, as we believe that this is a better presentation of our income tax receivables. These revisions did not impact the total cash flows from operating activities, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income or our Consolidated Balance Sheets. We determined that the effect of these revisions was not material to any of our previously issued financial statements.
Venezuela Currency
We account for Venezuela as a highly inflationary economy. In February 2015, the Venezuelan government announced that a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. There are multiple legal mechanisms in Venezuela to exchange currency. As SIMADI represents the rate which better reflects the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. As a result of the change to the SIMADI rate, which caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we used previously, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by approximately $11 during the six months ended June 30, 2015. Also as a result of the change to the SIMADI rate, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015.
In addition, at February 12, 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to their estimated fair value of $15.7, which was recorded in the first quarter of 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates.
In February 2014, the Venezuelan government announced a foreign exchange system which began operating on March 24, 2014, referred to as the SICAD II exchange ("SICAD II"). As SICAD II represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

exchange rate we used previously, we recorded an after-tax loss of approximately $42 (approximately $54 in other expense, net, and a benefit of approximately $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by approximately $18 during the six months ended June 30, 2014. Also as a result, we determined that an adjustment of approximately $116 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2014.
Standards to be Implemented
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB finalized a deferral of ASU 2014-09 resulting in the standard being effective beginning in 2018, with early adoption permitted in the beginning of 2017. This standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Shares in millions)	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Avon	$28.8	$19.0	$(118.5)	$(149.3)
Less: (Income) loss allocated to participating securities	(.1)	.1	2.3	2.3
Income (loss) allocated to common shareholders	28.7	19.1	(116.2)	(147.0)
Denominator:
Basic EPS weighted-average shares outstanding	435.2	434.6	435.0	434.4
Diluted effect of assumed conversion of stock options	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	435.2	434.6	435.0	434.4
Earnings (Loss) per Common Share:
Basic	$.07	$.04	$(.27)	$(.34)
Diluted	.07	.04	(.27)	(.34)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended June 30, 2015, we did not include stock options to purchase 12.2 million shares of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price, and during the six months ended June 30, 2015, we did not include stock options to purchase 13.9 million shares of Avon common stock in the calculation of diluted EPS as we had a net loss attributable to Avon. During the three months ended June 30, 2014, we did not include stock options to purchase 17.7 million shares of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price, and during the six months ended June 30, 2014, we did not include stock options to purchase 19.0 million shares of Avon common stock, respectively, in the calculation of diluted EPS as we had a net loss attributable to Avon. For the six months ended June 30, 2015 and 2014, when we had a net loss attributable to Avon, the inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

We purchased approximately .3 million shares of Avon common stock for $2.5 during the first six months of 2015, as compared to approximately .6 million shares of Avon common stock for $9.0 during the first six months of 2014, primarily through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units, and in 2014, also through private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
3. INVENTORIES

Components of Inventories	June 30, 2015	December 31, 2014
Raw materials	$249.0	$248.8
Finished goods	569.7	573.4
Total	$818.7	$822.2
4. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$2.9	$3.1	$2.0	$2.1	$.3	$.3
Interest cost	6.2	8.3	7.1	9.0	1.1	1.3
Expected return on plan assets	(8.3)	(9.5)	(10.8)	(11.1)	—	—
Amortization of prior service credit	(.2)	(.1)	—	—	(1.1)	(1.1)
Amortization of net actuarial losses	11.5	13.8	2.7	2.3	.5	.5
Settlements/curtailments	—	25.0	—	—	—	—
Net periodic benefit costs	$12.1	$40.6	$1.0	$2.3	$.8	$1.0

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$6.5	$6.5	$4.1	$4.5	$.6	$.6
Interest cost	12.5	15.0	14.2	18.6	2.2	2.6
Expected return on plan assets	(16.6)	(17.9)	(21.6)	(22.0)	—	—
Amortization of prior service credit	(.4)	(.2)	—	—	(2.1)	(2.2)
Amortization of net actuarial losses	23.1	24.5	5.4	4.6	1.0	1.0
Settlements/curtailments	—	25.0	—	—	—	—
Net periodic benefit costs	$25.1	$52.9	$2.1	$5.7	$1.7	$2.0
As of June 30, 2015, we made approximately $8 and $11 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2015, we anticipate contributing approximately $40 to $45 and $15 to $20 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. defined benefit pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. This settlement charge was allocated between Global Expenses and the operating results of North America.

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
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). During July 2015, the Company engaged a monitor, who had been approved by the DOJ and SEC. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company after 18 months, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period expires on the later of three years from July 2015 and the expiration of the DPA. There can be no assurance as to whether or when the DOJ and the SEC will approve replacing the monitorship with the Company’s self-reporting.
The monitor will assess and monitor the Company's compliance with the terms of the DPA and Consent by evaluating, among other things, the Company's internal accounting controls, recordkeeping and financial reporting policies and procedures. The monitor may recommend changes to our policies and procedures that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept. In addition, operating under the oversight of the monitor may result in additional time and attention on these matters by members of our management, which may divert their time from the operation of our business. Assuming the monitorship is replaced by a self-reporting period, the Company’s self-reporting obligations may continue to be costly or time-consuming.
We currently cannot estimate the costs that we are likely to incur in connection with compliance with the DPA and the Consent, including the monitorship, the costs, if applicable, of self-reporting, and the costs of implementing the changes, if any, to our policies and procedures required by the monitor. However, the costs of the monitoring process could be significant.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company and following the federal court's dismissal, was subsequently re-filed in New York state court on May 1, 2015 (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651479/2015)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. On April 28, 2015, an action was filed to seek enforcement of demands for the inspection of certain of the Company’s books and records (Belle Cohen v. Avon Products, Inc. (filed in the New York Supreme Court, New York County, Index No. 651418/2015)). We believe the parties had reached agreements in principle for the settlement of the pending derivative and books and records actions, but those agreements are subject to entry into stipulations of settlement (which have yet to be executed) and to obtaining certain approvals. The contemplated terms of settlement include agreement upon certain corporate governance measures. The Company has accrued approximately $4 with respect to these matters, which the Company expects will be paid by insurance. If a stipulation of settlement of the derivative actions is entered into, the proposed settlement will be submitted to the court for approval. There can be no assurance that the proposed settlement will be finalized. In the event that the proposed settlement is not finalized, is not approved by the court, or is otherwise terminated before it becomes final, we are unable to predict the outcome of these matters.
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against the Company and certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs filed an amended complaint, and the defendants moved to dismiss the amended complaint on June 14, 2012. On September 29, 2014, the Court granted the defendants' motion to dismiss and also granted the plaintiffs leave to amend their complaint. On October 24, 2014, plaintiffs filed their second amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The second amended complaint names as defendants the Company and two individuals and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Plaintiffs seek compensatory damages and declaratory, injunctive, and other equitable relief. Defendants moved to dismiss the Second Amended Complaint on November 21, 2014. The parties have reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $62. Approximately $60 of the settlement will be paid by the Company's insurers and approximately $2 will be paid by the Company (which represents the remaining deductible under the Company’s applicable insurance policies). Certain documentation relating to the settlement has not yet been finalized, and the settlement is subject to court approval. In the event the settlement is not approved by the court, or is otherwise terminated before it is finalized, the Company will be unable to predict the outcome of this matter. Furthermore, in that event, it is reasonably possible that the Company may incur a loss in connection with this matter, which the Company is unable to reasonably estimate.
Between December 23, 2014 and March 12, 2015, two purported class actions were filed in the United States District Court for the Southern District of New York -- Poovathur v. Avon Products, Inc., et al. (No. 14-CV-10083) and McCoy et al. v. Avon Products, Inc., et al. (No. 15-CV-01828) asserting claims under the Employee Retirement Income Security Act ("ERISA") against the Company, the Plan's administrator, benefits board and investment committee, and certain individuals alleged to have served as Plan fiduciaries. On April 8, 2015, the Court consolidated the two actions and recaptioned the consolidated case as In re 2014 Avon Products, Inc. ERISA Litigation, (No. 14-CV-10083). On May 8, 2015, plaintiffs filed a consolidated complaint, asserting claims for alleged breach of fiduciary duty and failure to monitor under ERISA on behalf of a purported class of participants in and beneficiaries of the Plan who invested in and/or held shares of the Avon Common Stock Fund between July 31, 2006 and May 1, 2014 and between December 14, 2011 and the present.  Plaintiffs seek, inter alia, certain monetary relief, damages, and declaratory, injunctive and other equitable relief. On July 9, 2015, Defendants moved to dismiss the consolidated

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

complaint. Avon has provided notice of this matter to the Company’s insurers. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $306, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $28 from approximately $67, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The 2002 IPI assessment remains subject to appeal by the government.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2015, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
6. ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the three months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2015	$(803.1)	$(2.8)	$(4.3)	$(523.4)	$(1,333.6)
Other comprehensive income other than reclassifications	21.4	—	—	—	21.4
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.5	—	—	.5
Amortization of net actuarial loss and prior service cost, net of tax of $.3(2)	—	—	—	13.3	13.3
Total reclassifications into earnings	—	.5	—	13.3	13.8
Balance at June 30, 2015	$(781.7)	$(2.3)	$(4.3)	$(510.1)	$(1,298.4)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Three Months Ended June 30, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2014	$(438.3)	$(4.8)	$(4.3)	$(423.7)	$(871.1)
Other comprehensive loss other than reclassifications	32.3	—	—	(32.7)	(.4)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.2(1)	—	.3	—	—	.3
Amortization of net actuarial loss and prior service cost, net of tax of $13.9(2)	—	—	—	24.9	24.9
Total reclassifications into earnings	—	.3	—	24.9	25.2
Balance at June 30, 2014	$(406.0)	$(4.5)	$(4.3)	$(431.5)	$(846.3)
The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the six months ended June 30, 2015 and 2014:

Six Months Ended June 30, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
Other comprehensive loss other than reclassifications	(104.7)	—	—	(3.6)	(108.3)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.9	—	—	.9
Amortization of net actuarial loss and prior service cost, net of tax of $.6(2)	—	—	—	26.6	26.6
Total reclassifications into earnings	—	.9	—	26.6	27.5
Balance at June 30, 2015	$(781.7)	$(2.3)	$(4.3)	$(510.1)	$(1,298.4)

Six Months Ended June 30, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
Other comprehensive loss other than reclassifications	23.3	—	—	(32.7)	(9.4)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.4(1)	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $18.0(2)	—	—	—	32.9	32.9
Total reclassifications into earnings	—	.6	—	32.9	33.5
Balance at June 30, 2014	$(406.0)	$(4.5)	$(4.3)	$(431.5)	$(846.3)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net gains of $10.4 and $5.4 for the three months ended June 30, 2015 and 2014, respectively, and a foreign exchange net loss of $8.3 and net gain of $.1 for the six months ended June 30, 2015 and 2014, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

7. SEGMENT INFORMATION
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,
	2015		2014
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$853.5	$64.2	$1,053.8	$98.0
Europe, Middle East & Africa	552.9	52.9	658.1	76.8
North America	258.6	(6.2)	304.1	(27.3)
Asia Pacific	158.4	9.5	172.6	(1.1)
Total from operations	$1,823.4	$120.4	$2,188.6	$146.4
Global and other	—	(28.6)	—	(53.2)
Total	$1,823.4	$91.8	$2,188.6	$93.2

	Six Months Ended June 30,
	2015		2014
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$1,690.3	$20.9	$2,120.5	$54.6
Europe, Middle East & Africa	1,103.6	91.5	1,312.9	144.2
North America	500.7	(19.4)	599.8	(35.8)
Asia Pacific	323.0	17.4	339.0	6.6
Total from operations	$3,617.6	$110.4	$4,372.2	$169.6
Global and other	—	(56.2)	—	(127.3)
Total	$3,617.6	$54.2	$4,372.2	$42.3

8. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2015 and December 31, 2014, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2015	December 31, 2014
Deferred tax assets	$188.0	$204.7
Prepaid taxes and tax refunds receivable	139.1	165.7
Prepaid brochure costs, paper, and other literature	67.9	77.6
Receivables other than trade	67.8	72.5
Insurance receivable (Note 5)	64.1	—
Short-term investments	32.5	21.0
Other	72.9	76.8
Prepaid expenses and other	$632.3	$618.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

At June 30, 2015 and December 31, 2014, other assets included the following:

Components of Other Assets	June 30, 2015	December 31, 2014
Deferred tax assets	$656.8	$685.8
Long-term receivables	140.4	149.5
Capitalized software	92.2	101.3
Investments	35.4	36.4
Tooling (plates and molds associated with our beauty products)	18.1	21.7
Other intangible assets, net (Note 10)	—	29.0
Other	30.9	28.3
Other assets	$973.8	$1,052.0
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
As a result of these restructuring actions, we have recorded total costs to implement these restructuring initiatives of $32.2 before taxes, during the first half of 2015 in selling, general and administrative expenses, in the Consolidated Statements of Income. There are no material remaining costs for restructuring actions approved-to-date. In connection with these restructuring actions, we expect to realize annualized savings of approximately $35 to $40 before taxes. We began to realize savings in the second quarter of 2015 and expect to achieve the annualized savings beginning in the third quarter of 2015. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
The costs to implement of $3.7 and $32.2 recorded during the three and six months ended June 30, 2015, respectively, consisted of the following:

•	charges of $.2 and $26.8, respectively, for employee-related costs due to severance benefits; and

•	implementation costs of $3.5 and $5.4, respectively, primarily for professional service fees associated with Corporate and Asia Pacific.
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2015.
The liability balance, which primarily consists of employee-related costs, for these various restructuring initiatives as of June 30, 2015 is as follows:

Total
2015 charges	$27.4
Adjustments	(.6)
Cash payments	(12.2)
Foreign exchange	(.1)
Balance at June 30, 2015	$14.5
The charges approved to date under these various restructuring initiatives by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
First Quarter 2015	$3.3	$5.3	$1.6	$7.0	$9.4	$26.6
Second Quarter 2015	(.2)	—	.5	(.3)	.2	.2
Charges incurred to date	$3.1	$5.3	$2.1	$6.7	$9.6	$26.8

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
As a result of the restructuring actions associated with the $400M Cost Savings Initiative, we have recorded total costs to implement these restructuring initiatives of $242.9 before taxes, of which $12.5 before taxes was recorded in the first half of 2015. For these restructuring actions, we expect our total costs to implement restructuring to be approximately $250 before taxes. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $5 to $10 before taxes are expected to be recorded primarily in 2015. In connection with the restructuring actions associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $275 to $285 before taxes. Substantially all of these annualized savings are expected to be achieved in 2015. For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not expected to be material.
Restructuring Charges – Three and Six Months Ended June 30, 2015
During the three and six months ended June 30, 2015, we recorded costs to implement of $7.7 and $12.5, respectively, related to the $400M Cost Savings Initiative in selling, general and administrative expenses, in the Consolidated Statements of Income. The costs consisted of the following:

•	implementation costs of $1.7 and $4.2, respectively, primarily related to professional service fees associated with our North America business;

•	benefit of $.6 and charge of $.4, respectively, for employee related costs due to severance benefits;

•	accelerated depreciation of $1.6 and $2.3, respectively, associated with the closure and rationalization of certain facilities; and

•	contract termination and other net charge of $5.0 and $5.6, respectively, primarily related to the costs associated with the closure of a North America distribution center.
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2015.
Restructuring Charges – Three Months and Six Months Ended June 30, 2014
During the three and six months ended June 30, 2014, we recorded costs to implement of $51.0 and $73.1, respectively, related to the $400M Cost Savings Initiative in selling, general and administrative expenses, in the Consolidated Statements of Income. The costs consisted of the following:

•	charges of $34.6 and $49.5, respectively, primarily for employee-related costs, primarily severance benefits;

•
contract termination and other charges of $6.2 and $7.5, respectively, primarily related to costs associated with the closure of the France market and the exit of the Service Model Transformation ("SMT") facility;

•	accelerated depreciation of $6.1 and $7.5, respectively, associated with the closure and rationalization of certain facilities and other assets;

•	charges of $3.7 and $3.7, respectively, primarily related to the accumulated foreign currency translation adjustments associated with the closure of the France market; and

•
implementation costs of $.4 during the three months ended June 30, 2014, primarily associated with the closure of the France market, and $4.9 during the six months ended June 30, 2014, primarily related to professional service fees associated with our North America business.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance for the $400M Cost Savings Initiative as of June 30, 2015 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2014	$50.1	$.5	$50.6
2015 charges	2.8	5.6	8.4
Adjustments	(2.4)	—	(2.4)
Cash payments	(24.6)	(5.8)	(30.4)
Foreign exchange	(1.1)	—	(1.1)
Balance at June 30, 2015	$24.8	$.3	$25.1
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to date	$168.0	$.7	.2	$18.6	$187.5
Estimated charges to be incurred on approved initiatives	.4	2.7	—	.5	3.6
Total expected charges on approved initiatives	$168.4	$3.4	$.2	$19.1	$191.1
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
2013	11.1	15.6	5.3	1.3	17.7	51.0
2014	24.5	19.9	14.0	6.5	17.1	82.0
First Quarter 2015	(.4)	.1	1.6	.6	(.3)	1.6
Second Quarter 2015	—	.2	4.9	(.1)	(.6)	4.4
Charges incurred to date	48.1	36.9	43.8	21.2	37.5	187.5
Estimated charges to be incurred on approved initiatives	.2	—	2.9	.5	—	3.6
Total expected charges on approved initiatives	$48.3	$36.9	$46.7	$21.7	$37.5	$191.1
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
Other Restructuring Initiatives
During the three and six months ended June 30, 2015, we recorded a net charge of $.1 and a net benefit of $.1, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income, associated with the restructuring programs launched in 2005 and 2009 and the restructuring initiative launched in 2012 (the "Other Restructuring Initiatives"), each of which are substantially complete. During the three and six months ended June 30, 2014, we recorded total costs to implement of $.2 and $.8, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Income, associated with the Other Restructuring Initiatives. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of contract termination costs, as of June 30, 2015 is not material.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

10. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2014	$90.7	$156.0	$85.0	$331.7
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2014	$90.7	$156.0	$2.6	$249.3

Changes during the period ended June 30, 2015:
Foreign exchange	$(6.7)	$(.9)	$—	$(7.6)

Gross balance at June 30, 2015	$84.0	$155.1	$85.0	$324.1
Accumulated impairments	—	—	(82.4)	(82.4)
Subtotal	$84.0	$155.1	$2.6	$241.7
Less: Amount included in Assets of business held for sale	—	(126.0)	—	(126.0)
Net balance at June 30, 2015	$84.0	$29.1	$2.6	$115.7
Other intangible assets

	June 30, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$31.0	$(29.3)	$33.0	$(31.1)
Licensing agreements	41.0	(38.0)	43.4	(39.9)
Noncompete agreements	6.9	(6.9)	7.2	(7.2)
Indefinite-Lived Trademarks	23.8	—	23.6	—
Subtotal	$102.7	$(74.2)	$107.2	$(78.2)
Less: Amount included in Assets of business held for sale	(37.8)	9.3	—	—
Total	$64.9	$(64.9)	$107.2	$(78.2)
Aggregate amortization expense was not material for the six months ended June 30, 2015 and 2014, and is not expected to be material for future periods.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.7	$—	$2.7
Foreign exchange forward contracts	—	1.5	1.5
Total	$2.7	$1.5	$4.2
Liabilities:
Foreign exchange forward contracts	$—	$5.9	$5.9
Total	$—	$5.9	$5.9
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.7	$—	$2.7
Foreign exchange forward contracts	—	.6	.6
Total	$2.7	.6	$3.3
Liabilities:
Foreign exchange forward contracts	$—	$5.0	$5.0
Total	$—	$5.0	$5.0
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
Venezuela Long-Lived Assets - March 31, 2015
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2015, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Venezuela long-lived assets	$—	$—	$15.7	$15.7
Total	$—	$—	$15.7	$15.7
At February 12, 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses in the Latin America segment was needed to reflect the write-down of the long-lived assets to their estimated fair value, which was $15.7 at March 31, 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2015 and December 31, 2014, respectively, consisted of the following:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.7	$2.7	$2.7	$2.7
Debt maturing within one year(1)	(381.1)	(381.7)	(137.1)	(137.1)
Long-term debt(1)	(2,203.6)	(1,953.9)	(2,463.9)	(2,242.5)
Foreign exchange forward contracts	(4.4)	(4.4)	(4.4)	(4.4)
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
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of June 30, 2015, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2015:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.5	Accounts payable	$5.9
Total derivatives not designated as hedges		$1.5		$5.9
Total derivatives		$1.5		$5.9

The following table presents the fair value of derivative instruments outstanding at December 31, 2014:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.6	Accounts payable	$5.0
Total derivatives not designated as hedges		$.6		$5.0
Total derivatives		$.6		$5.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. As of June 30, 2015, we do not have any interest-rate swap agreements. Approximately 5% of our debt portfolio at both June 30, 2015 and December 31, 2014 was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. For the three and six months ended June 30, 2015, the net impact of the gain amortization was $3.6 and $7.3, respectively. For the three and six months ended June 30, 2014, the net impact of the gain amortization was $3.7 and $7.2, respectively. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At June 30, 2015, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $42.7, and was included within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. For the three and six months ended June 30, 2015, the net impact of the gain amortization was $1.7 and $3.3, respectively. For the three and six months ended June 30, 2014, the net impact of the gain amortization was $1.5 and $3.1, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At June 30, 2015, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $26.1, and was included within long-term debt in the Consolidated Balance Sheets.
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2015, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $132.5 for various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and six months ended June 30, 2015, we recorded losses of $1.9 and $8.1, respectively, in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. Also during the three and six months ended June 30, 2015, we recorded gains of $.6 and $7.3, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2014, we recorded losses of $.2 and $.1, respectively, in other expense, net in the Consolidated Statements of Income related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2014, we recorded gains of $1.0 and $1.1, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
13. DEBT
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a new five-year $400.0 senior secured revolving credit facility (the “2015 revolving credit facility”). The Company terminated its previous $1 billion unsecured revolving credit facility (the “2013 revolving credit facility”) in June 2015 prior to its scheduled expiration in March 2017. There were no amounts drawn under the 2013 revolving credit facility on the date of termination and no early termination penalties were incurred. In the second quarter of 2015, $2.5 was recorded for the write-off of issuance costs related to the 2013 revolving credit facility. Borrowings under the 2015 revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. The 2015 revolving credit facility may be used for general corporate purposes. As of June 30, 2015, there were no amounts outstanding under the 2015 revolving credit facility.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

All obligations of AIO under the 2015 revolving credit facility are (i) unconditionally guaranteed by each material domestic restricted subsidiary of the Company (other than AIO, the borrower), in each case, subject to certain exceptions and (ii) guaranteed on a limited recourse basis by the Company. The obligations of AIO and the guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors and by certain assets of the Company, in each case, subject to certain exceptions.
The 2015 revolving credit facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 2018 Notes (as defined below), the 4.20% Notes (as defined below), the 2019 Notes (as defined below) and the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 revolving credit facility contains affirmative and negative covenants, which are customary for financings of this type, including, among other things, limits on the ability of the Company, AIO or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or merge, consolidate or dispose of all or substantially all its assets. In addition, the 2015 revolving credit facility contains customary events of default and cross-default provisions, as well as financial covenants (interest coverage and total leverage ratios). As of June 30, 2015, we were in compliance with our interest coverage and total leverage ratios under the 2015 revolving credit facility, and based on then applicable interest rates, approximately the entire $400.0 2015 revolving credit facility could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. In July 2015, we issued a notice of prepayment for the 2.375% Notes, and we expect to prepay the 2.375% Notes in August 2015. The prepayment price will be equal to 100% of the principal amount of $250.0, plus accrued interest of approximately $3 and a make-whole premium of approximately $5. In connection with the prepayment of our 2.375% Notes, we expect to incur a loss on extinguishment of debt of approximately $5, primarily consisting of the approximate $5 make-whole premium for the 2.375% Notes.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P in November 2014 to BB+ (Stable Outlook), in February 2015 to BB (Stable Outlook) and in June 2015 to B+ (Stable Outlook), and by Moody's in October 2014 to Ba1 (Stable Outlook) and in May 2015 to Ba3 (Negative Outlook) for senior unsecured debt, the interest rates on the 2013 Notes have increased by 1.75%, of which .75% was effective as of March 15, 2015 and 1.0% is effective as of September 15, 2015.
At June 30, 2015, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"), $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes") and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.
The indentures governing our outstanding notes described above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade.
Long-Term Credit Ratings
Our long-term credit ratings are Ba2 (Negative Outlook) for corporate family debt, and Ba3 (Negative Outlook) for senior unsecured debt, with Moody's; B+ (Stable Outlook) with S&P; and BB- (Negative Outlook) with Fitch, which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms under our financing arrangements.
14. SUBSEQUENT EVENTS
On July 9, 2015, the Company sold Liz Earle Beauty Co. Limited (“Liz Earle”) to Alliance Boots Holdings Limited for approximately $215, less expenses of approximately $5. Liz Earle has been reported within our Europe, Middle East & Africa segment. In the third quarter of 2015, we expect to record a gain on sale of approximately $45 before tax in other expense, net, and approximately $50 after tax, representing the difference between the proceeds and the estimated carrying value of the Liz Earle business on the date of sale. The assets and liabilities for Liz Earle have been reclassified to held for sale at June 30, 2015. Proceeds from the sale of Liz Earle will be used to fund a portion of the Company’s redemption of the $250 principal amount of its 2.375% Notes due March 15, 2016.
Subsequently in July 2015, we issued a notice of prepayment for the 2.375% Notes due March 15, 2016, and we expect to prepay the 2.375% Notes in August 2015. The prepayment price will be equal to 100% of the principal amount of $250, plus accrued interest of $3 and a make-whole premium of approximately $5. In connection with the prepayment of our 2.375% Notes, we expect to incur a loss on extinguishment of debt of approximately $5. See Note 13, Debt for further discussion.

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
During the six months ended June 30, 2015, revenue declined 17% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue increased 1%. Constant $ revenue benefited from higher average order, which was partially offset by a 1% decrease in Active Representatives. The net impact of price and mix increased 4%, while units sold decreased 3%. Sales from the Beauty category decreased 17%, or increased 2% on a Constant $ basis. Sales from the Fashion & Home category decreased 17%, or 1% on a Constant $ basis.
During the six months ended June 30, 2015, foreign currency had a significant impact on our financial results. As the U.S. dollar has strengthened relative to currencies of key Avon markets, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our markets which have historically had higher operating margins experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of foreign currency transaction losses (within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $100, foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $145 (of which approximately $70 related to Venezuela, as discussed below), and foreign exchange losses on our working capital (within other expense, net), which had an unfavorable impact of approximately $5 before tax.
As a result of the current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions that we believe will reduce ongoing costs. See Note 9, Restructuring Initiatives to the consolidated financial statements included herein for more information.
In July 2015, the Company sold Liz Earle Beauty Co. Limited (“Liz Earle”) to Alliance Boots Holdings Limited, and as a result, we expect Avon's Constant $ and reported revenue in the second half of 2015 to be negatively impacted by approximately 1 point. See Note 14, Subsequent Events to the consolidated financial statements included herein for more information.
We continue to expect constant-dollar revenue to be up modestly in 2015 as compared with 2014 (before the impact of the sale of Liz Earle discussed above). However, revenue in reported dollars is expected to be negatively impacted by foreign currency translation, which is expected to have an approximate 17 point negative impact. We expect Constant-dollar Adjusted operating margin to be approximately 50 basis points lower than 2014. While we expect to be able to offset the additional foreign currency transaction costs, the approximate 50 basis point decline is due to an Industrial Production Tax ("IPI") law on cosmetics in Brazil, which went into effect in May 2015. In addition, the strengthening U.S. dollar is expected to cause a larger negative impact from foreign currency translation than originally anticipated on our Adjusted operating margin in reported dollars. As a result, we expect Adjusted operating margin in reported dollars to be down approximately 200 basis points as compared with 2014, due to the expected impact from foreign currency translation and IPI.
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. As the SIMADI exchange represents the rate which better reflects the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates (the official rate and SICAD rate), we concluded that we should

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. At February 12, 2015, the SIMADI exchange rate was approximately 170, as compared to the SICAD II exchange rate of approximately 50 that we used previously, which caused the recognition of a devaluation of approximately 70%. In addition, at February 12, 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to estimated fair value of approximately $16, which was recorded in the first quarter of 2015. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $11 to operating profit and net income relating to these non-monetary assets in the first and second quarters of 2015. We expect an additional negative impact of approximately $8 to operating profit and net income in 2015, primarily during the third quarter, relating to these non-monetary assets. In addition to the negative impact to operating margin, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities. See "Segment Review - Latin America" of this MD&A for further discussion of our Venezuela operations.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the consolidated financial statements included herein.
RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluations of Venezuelan currency in February 2015 and March 2014, combined with being designated as a highly inflationary economy ("Venezuelan special items"), 3) the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the Foreign Corrupt Practices Act ("FCPA") investigations ("FCPA accrual"), 4) the settlement charge associated with the U.S. pension plan ("Pension settlement charge"), 5) various other charges incurred ("Other items"), and 6) the non-cash income tax adjustments associated with our deferred tax assets recorded in 2015 ("Special tax items"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The Venezuelan special items include the impact on the Consolidated Statements of Income in 2015 and 2014 caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

include the earnings impact caused by the difference between the historical U.S. dollar cost of the assets at the previous exchange rate and the revised exchange rate. In 2015 and 2014, the Venezuelan special items also include adjustments of approximately $11 and approximately $116, respectively, to reflect certain non-monetary assets at their net realizable value. In 2015, the Venezuelan special items also include an impairment charge of approximately $90 to reflect the write-down of the long-lived assets to their estimated fair value. In 2014, the devaluation was caused as a result of moving from the official exchange rate of 6.30 to the SICAD II exchange rate of approximately 50, and in 2015, the devaluation was caused as a result of moving from the SICAD II exchange rate of approximately 50 to the SIMADI exchange rate of approximately 170.
The Pension settlement charge includes the impact on the Consolidated Statements of Income in the second quarter of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan. Such payments fully settle our pension plan obligation to those participants who elected to receive such payment.
The Other items include the impact during 2015 on other expense, net in the Consolidated Statements of Income due to $2.5 for the write-off of issuance costs related to our previous $1 billion revolving credit facility, as well as $1.3 of legal costs associated with the sale of Liz Earle in July 2015.
The Special tax items include the impact during 2015 on the provision for income taxes in the Consolidated Statements of Income due to a non-cash income tax charge and benefit associated with valuation allowances in the first and second quarters of 2015, respectively, to adjust our U.S. deferred tax assets to an amount that is "more likely than not" to be realized. In the first quarter of 2015 the additional valuation allowance was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets, and in the second quarter of 2015 we released a portion of our valuation allowance due to the weakening of the U.S. dollar against currencies of some of our key markets.
See Note 9, Restructuring Initiatives, Note 1, Accounting Policies, and Note 5, Contingencies, to the consolidated financial statements included herein, and "Segment Review - Latin America" below for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	%/Point Change	2015	2014	%/Point Change
Total revenue	$1,823.4	$2,188.6	(17)%	$3,617.6	$4,372.2	(17)%
Cost of sales	713.4	810.7	(12)%	1,420.7	1,766.1	(20)%
Selling, general and administrative expenses	1,018.2	1,284.7	(21)%	2,142.7	2,563.8	(16)%
Operating profit	91.8	93.2	(2)%	54.2	42.3	28%
Interest expense	31.0	28.7	8%	59.6	56.2	6%
Interest income	(3.1)	(3.8)	(18)%	(6.1)	(7.6)	(20)%
Other expense, net	.8	2.6	(69)%	20.2	69.0	(71)%
Net income (loss) attributable to Avon	$28.8	$19.0	52%	$(118.5)	$(149.3)	21%
Diluted earnings (loss) per share	$.07	$.04	75%	$(.27)	$(.34)	21%

Advertising expenses(1)	$37.1	$46.9	(21)%	$77.5	$79.2	(2)%

Gross margin	60.9%	63.0%	(2.1)	60.7%	59.6%	1.1
Venezuelan special items	.3	.1	.2	.6	2.7	(2.1)
Adjusted gross margin	61.2%	63.0%	(1.8)	61.3%	62.3%	(1.0)

Selling, general and administrative expenses as a % of total revenue	55.8%	58.7%	(2.9)	59.2%	58.6%	.6
CTI restructuring	(.6)	(2.3)	1.7	(1.2)	(1.7)	.5
Venezuelan special items	—	(.7)	.7	(2.5)	(.4)	(2.1)
FCPA accrual	—	—	—	—	(1.1)	1.1
Pension settlement charge	—	(1.1)	1.1	—	(.5)	.5
Adjusted selling, general and administrative expenses as a % of total revenue	55.2%	54.6%	.6	55.5%	55.0%	.5

Operating profit	$91.8	$93.2	(2)%	$54.2	$42.3	28%
CTI restructuring	11.5	51.2		44.6	73.9
Venezuelan special items	6.2	18.0		112.6	133.7
FCPA accrual	—	—		—	46.0
Pension settlement charge	—	23.5		—	23.5
Adjusted operating profit	$109.5	$185.9	(41)%	$211.4	$319.4	(34)%

Operating margin	5.0%	4.3%	.7	1.5%	1.0%	.5
CTI restructuring	.6	2.3	(1.7)	1.2	1.7	(.5)
Venezuelan special items	.3	.8	(.5)	3.1	3.1	—
FCPA accrual	—	—	—	—	1.1	(1.1)
Pension settlement charge	—	1.1	(1.1)	—	.5	(.5)
Adjusted operating margin	6.0%	8.5%	(2.5)	5.8%	7.3%	(1.5)

Change in Constant $ Adjusted operating margin(2)			(.7)			.3

Effective tax rate	52.9%	69.7%	(16.8)	(500.0)%	(95.7)%	(404.3)
CTI restructuring	(8.0)	(12.8)	4.8	100.5	16.3	84.2
Venezuelan special items	(4.2)	(11.7)	7.5	297.5	94.0	203.5
FCPA accrual	—	—	—	—	26.9	(26.9)
Pension settlement charge	—	(2.4)	2.4	—	2.6	(2.6)
Other items	(2.6)	—	(2.6)	10.3	—	10.3
Special tax items	5.0	—	5.0	144.4	—	144.4
Adjusted effective tax rate	43.2%	42.7%	.5	52.7%	44.1%	8.6

Change in Active Representatives			(2)%			(1)%
Change in units sold			(4)%			(3)%

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
Three Months Ended June 30, 2015
Revenue
During the three months ended June 30, 2015, revenue declined 17% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged. Constant $ revenue was negatively impacted by approximately 1 point as a result of an IPI tax law on cosmetics in Brazil that went into effect in May 2015 and the net impact of tax credits in Brazil recognized as revenue in 2014 that did not recur in 2015. Our Constant $ revenue benefited from growth in Europe, Middle East & Africa, most significantly Eastern Europe (Russia and Ukraine), as well as by markets experiencing relatively high inflation (Venezuela and Argentina), and was partially offset by a revenue decline in North America. Constant $ revenue benefited from higher average order, which was partially offset by a 2% decrease in Active Representatives. The decrease in Active Representatives was primarily due to North America, and was partially offset by an increase in Europe, Middle East & Africa, most significantly Russia which was primarily due to continued sustained momentum in recruitment and retention, as well as South Africa. The net impact of price and mix increased 4%, positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, as well as Brazil. Units sold decreased 4%, primarily due to Brazil and North America.
On a category basis, our net sales and associated growth rates were as follows:

	Three Months Ended June 30,		%/Point Change
	2015	2014	US$	Constant $
Beauty:
Skincare	$548.8	$662.4	(17)%	1%
Fragrance	428.9	504.0	(15)	4
Color	313.8	395.2	(21)	(2)
Total Beauty	1,291.5	1,561.6	(17)	1
Fashion & Home:
Fashion	307.9	359.4	(14)	(3)
Home	190.4	218.8	(13)	5
Total Fashion & Home	498.3	578.2	(14)	—
Net sales	$1,789.8	$2,139.8	(16)	1
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 70 basis points and decreased 250 basis points, respectively, compared to the same period of 2014. The increase in operating margin and decrease in Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 210 basis points and 180 basis points, respectively, compared to the same period of 2014. The gross margin comparison was impacted by a higher negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as $6 was recognized in the current-year period as compared to $2 in the prior-year period, associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 180 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 240 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•	a decrease of approximately 60 basis points due to higher supply chain costs, primarily driven by inflationary pressures on material costs in Latin America; and

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
a decrease of 40 basis points associated with the net impact of tax credits in Brazil recognized as revenue in 2014 that did not recur in 2015 and the IPI tax law on cosmetics in Brazil that went into effect in May 2015.

These items were partially offset by the following:

•
an increase of 140 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina).

Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 290 basis points and increased 60 basis points, respectively, compared to the same period of 2014. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by the $24 settlement charge recorded in the second quarter of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan that did not recur in 2015, the $16 negative impact in 2014 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, and lower CTI restructuring. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations, "Segment Review - North America" in this MD&A and Note 4, Employee Benefit Plans, to the consolidated financial statements included herein for a further discussion of the pension settlement charge, and Note 9, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The increase of 60 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of approximately 150 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•	an increase of 40 basis points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax;

•	an increase of 40 basis points from higher Representative, sales leader and field expense, primarily in Latin America; and

•	an increase of 30 basis points associated with the net impact of tax credits in Brazil recognized as revenue in 2014 that did not recur in 2015.
These items were partially offset by the following:

•
a decrease of 150 basis points primarily due to lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, which was partially offset by the inflationary impact on our expenses; and

•	a decrease of 70 basis points from lower bad debt expense.
Other Expense
Interest expense increased by approximately $2 and interest income decreased by approximately $1, both compared to the prior-year period.
Other expense, net, decreased by approximately $2 compared to the prior-year period, primarily due to higher foreign exchange gains, which was partially offset by approximately $3 for the write-off of issuance costs related to our previous $1 billion revolving credit facility. Foreign exchange gains increased by approximately $5 compared to the prior-year period.
Effective Tax Rate
The effective tax rate was 52.9% compared with 69.7% in the prior-year period. The effective tax rates in 2015 and 2014 were negatively impacted by the devaluations of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2015 benefited from a partial release of a valuation allowance against deferred tax assets of approximately $3, which was due to the weakening of the U.S. dollar against currencies of some of our key markets.
The Adjusted effective tax rate was 43.2%, compared to 42.7% in the prior-year period. The higher 2015 Adjusted effective tax rate was primarily due to the country mix of earnings, partially offset by an out-of-period adjustment to correct our deferred taxes associated with a branch operation, which had an unfavorable impact on the 2014 Adjusted effective tax rate of 5.0 points.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The inability to recognize additional deferred tax assets related to our current-year domestic operating results had an immaterial impact on the 2015 Adjusted effective tax rate.
To the extent that U.S. taxable income is less favorable than currently projected (including the impact of foreign currency), we may be required to recognize additional valuation allowances on our U.S. deferred tax assets. Additionally, to the extent that U.S. taxable income is more favorable than currently projected (including the impact of foreign currency), we may be required to release a portion of our valuation allowances. The increases or decreases of our valuation allowances may have a significant effect on our effective tax rate.
Impact of Foreign Currency
During the second quarter of 2015, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of:

•
foreign currency transaction losses (within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $55, or approximately 250 basis points to Adjusted operating margin;

•	foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $55, or approximately 140 basis points to Adjusted operating margin; and

•	foreign exchange gains on our working capital (within other expense, net), which had a favorable impact of approximately $5 before tax.
Six Months Ended June 30, 2015
Revenue
During the six months ended June 30, 2015, revenue declined 17% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue increased 1%. Constant $ revenue was negatively impacted by approximately 1 point as a result of an IPI tax law on cosmetics in Brazil that went into effect in May 2015 and the net impact of tax credits in Brazil recognized as revenue in 2014 that did not recur in 2015. Our Constant $ revenue growth was driven by Europe, Middle East & Africa, most significantly Eastern Europe (Russia and Ukraine), as well as by markets experiencing relatively high inflation (Venezuela and Argentina), and was partially offset by a revenue decline in North America. Constant $ revenue benefited from higher average order, which was partially offset by a 1% decrease in Active Representatives. The decrease in Active Representatives was primarily due to North America, and was partially offset by an increase in Europe, Middle East & Africa, most significantly Russia which was primarily due to sustained momentum in recruitment and retention. The net impact of price and mix increased 4%, positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, while units sold decreased 3%, primarily due to North America.
On a category basis, our net sales and associated growth rates were as follows:

	Six Months Ended June 30,		%/Point Change
	2015	2014	US$	Constant $
Beauty:
Skincare	$1,081.5	$1,307.3	(17)%	1%
Fragrance	852.1	1,017.2	(16)	5
Color	650.3	796.4	(18)	—
Total Beauty	2,583.9	3,120.9	(17)	2
Fashion & Home:
Fashion	596.6	703.8	(15)	(3)
Home	371.8	456.8	(19)	1
Total Fashion & Home	968.4	1,160.6	(17)	(1)
Net sales	$3,552.3	$4,281.5	(17)	1
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Operating Margin
Operating margin and Adjusted operating margin increased 50 basis points and decreased 150 basis points, respectively, compared to the same period of 2014. The increase in operating margin and decrease in Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin increased 110 basis points and decreased 100 basis points, respectively, compared to the same period of 2014. The gross margin comparison was impacted by a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as $21 was recognized in the current-year period as compared to $118 in the prior-year period, primarily associated with adjustments to reflect certain non-monetary assets at their net realizable value. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 100 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 220 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses; and

•
a decrease of 20 basis points associated with the net impact of tax credits in Brazil recognized as revenue in 2014 that did not recur in 2015 and the IPI tax law on cosmetics in Brazil that went into effect in May 2015.

These items were partially offset by the following:

•
an increase of 100 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina).

Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 60 basis points and 50 basis points, respectively, compared to the same period of 2014. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by a $90 impairment charge recorded in 2015 to reflect the write-down of the long-lived assets to their estimated fair value associated with the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, the additional $46 accrual recorded in 2014 for the settlements related to the FCPA investigations that did not recur in 2015, the $24 settlement charge recorded in the second quarter of 2014 associated with the payments made to former employees who are vested and participate in the U.S. pension plan that did not recur in 2015, the $16 negative impact in 2014 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, and lower CTI restructuring. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations, "Segment Review - North America" in this MD&A and Note 4, Employee Benefit Plans, to the consolidated financial statements included herein for a further discussion of the pension settlement charge, and Note 9, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The increase of 50 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of approximately 200 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•	an increase of 30 basis points due to higher advertising spend, driven by new product launches in Brazil;

•	an increase of 20 basis points associated with the net impact of tax credits in Brazil recognized as revenue in 2014 that did not recur in 2015; and

•	an increase of 20 basis points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

These items were partially offset by the following:

•
a decrease of 180 basis points primarily due to lower fixed expenses, and to a lesser extent, the impact of Constant $ revenue growth with respect to our fixed expenses. This includes lower expenses primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, which was partially offset by the inflationary impact on our expenses; and

•	a decrease of 50 basis points from lower bad debt expense.
Other Expense
Interest expense increased by approximately $3 and interest income decreased by approximately $2, both compared to the prior-year period.
Other expense, net, decreased by approximately $49 compared to the prior-year period, primarily due to a less significant impact from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting, as we recorded a benefit of approximately $4 in the first quarter of 2015 as compared to a loss of approximately $54 in the first quarter of 2014. The less significant impact from the devaluation of the Venezuelan currency was partially offset by higher foreign exchange losses. Foreign exchange losses increased by approximately $5 compared to the prior-year period. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
Effective Tax Rate
The effective tax rate was (500.0)% compared with (95.7)% in the prior-year period. The effective tax rates in 2015 and 2014 were negatively impacted by the devaluations of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2015 was also negatively impacted by an additional valuation allowance against deferred tax assets of approximately $31 which was recorded in the first quarter of 2015, partially offset by a partial release of a valuation allowance against deferred tax assets of approximately $3 which was recorded in the second quarter of 2015. The additional valuation allowance was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. The partial release of the valuation allowance was due to the weakening of the U.S. dollar against currencies of some of our key markets. The effective tax rate in 2014 was also negatively impacted by the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the FCPA investigations.
The Adjusted effective tax rate was 52.7%, compared to 44.1% in the prior-year period. The 2015 Adjusted effective tax rate was negatively impacted by approximately 8 points due to the inability to recognize additional deferred tax assets related to our current-year domestic operating results, which was offset by the country mix of earnings. The 2014 Adjusted effective tax rate was negatively impacted by approximately 3.1 points due to an out-of-period adjustment to correct our deferred taxes associated with a branch operation.
Impact of Foreign Currency
During the first half of 2015, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of:

•
foreign currency transaction losses (within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $100, or approximately 220 basis points to Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $145 (of which approximately $70 related to Venezuela), or approximately 200 basis points to Adjusted operating margin; and

•	foreign exchange losses on our working capital (within other expense, net), which had an unfavorable impact of approximately $5 before tax.
See "Segment Review - Latin America" of this MD&A for further discussion of our Venezuela operations.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment Review
Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2015	2014	US$	Constant $	2015	2014	US$	Constant $
Total revenue	$853.5	$1,053.8	(19)%	3%	$1,690.3	$2,120.5	(20)%	3%
Operating profit	64.2	98.0	(34)%	(11)%	20.9	54.6	(62)%	10%
CTI restructuring	(.2)	2.9			2.6	17.8
Venezuelan special items	6.2	18.0			112.6	133.7
Adjusted operating profit	$70.2	$118.9	(41)%	(12)%	$136.1	$206.1	(34)%	1%

Operating margin	7.5%	9.3%	(1.8)	(1.3)	1.2%	2.6%	(1.4)	.6
CTI restructuring	—	.3			.2	.8
Venezuelan special items	.7	1.7			6.7	6.3
Adjusted operating margin	8.2%	11.3%	(3.1)	(1.5)	8.1%	9.7%	(1.6)	(.2)

Change in Active Representatives				(3)%				(2)%
Change in units sold				(5)%				(4)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2015
Total revenue decreased 19% compared to the prior-year period due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real. On a Constant $ basis, revenue increased 3%. The region's Constant $ revenue growth was negatively impacted by approximately 2 points as a result of an IPI tax law on cosmetics in Brazil that went into effect in May 2015. In addition, the region's Constant $ revenue growth was negatively impacted by approximately 1 point due to the net impact of tax credits of $11 in Brazil recognized in 2014 that did not recur in 2015. The region's Constant $ revenue growth benefited from higher average order, which was partially offset by a decrease in Active Representatives. The region's Constant $ revenue growth and higher average order were positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, while Active Representatives for the region was negatively impacted by these markets. Revenue in Brazil decreased 32%, unfavorably impacted by foreign exchange, or decreased 6% on a Constant $ basis. Revenue in Mexico decreased 14%, unfavorably impacted by foreign exchange, or increased 1% on a Constant $ basis.
Constant $ revenue in Brazil was negatively impacted by approximately 4 points as a result of the IPI tax law on cosmetics. In addition, Constant $ revenue in Brazil was negatively impacted by approximately 2 points due to the net impact of tax credits recognized in 2014 that did not recur in 2015, which were primarily associated with expected recoveries of Value Added Tax ("VAT"). On a Constant $ basis, Brazil’s sales from Beauty products decreased 6%, negatively impacted by the IPI tax law on cosmetics. This negative impact on Beauty sales was partially offset by increased sales of fragrance, which benefited from our alliance with Coty. The IPI tax law on cosmetics also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the new tax. On a Constant $ basis, Brazil's sales from Fashion & Home products increased 4%. Brazil continues to be impacted by a difficult economic environment as well as high levels of competition. Constant $ revenue increased in Mexico, primarily due to higher average order.
Operating margin benefited by 1.0 point as compared to the prior-year period due to the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin also benefited by .3 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 3.1 points, or 1.5 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.1 points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax;

•	a decline of .9 points associated with the net impact of tax credits in Brazil recognized as revenue in 2014, discussed above;

•	a decline of .7 points from higher Representative, sales leader and field expense;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a benefit of 1.0 point from lower bad debt expense, primarily in Brazil;

•
a net benefit of .4 points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. This includes the inflationary impact on our expenses, partially offset by a reduction of corporate expenses, which are allocated from Global; and

•
gross margin benefited only slightly compared to the prior-year period, as 2.4 points from the favorable net impact of mix and pricing, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina), was largely offset by 1.7 points from the unfavorable impact of foreign currency transaction losses and .8 points from higher supply chain costs which was largely driven by inflationary pressures on material costs. In addition, various other insignificant items contributed to the increase in gross margin.

Six Months Ended June 30, 2015
Total revenue decreased 20% compared to the prior-year period due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Venezuelan currency devaluation. See below for further discussion regarding the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue grew 3%. The region's Constant $ revenue growth was negatively impacted by approximately 1 point as a result of an IPI tax law on cosmetics in Brazil that went into effect in May 2015. In addition, the region's Constant $ revenue growth was negatively impacted by approximately 1 point due to the net impact of tax credits of $18 in Brazil recognized in 2014 that did not recur in 2015. The region's Constant $ revenue growth benefited from higher average order, which was partially offset by a decrease in Active Representatives. The region's Constant $ revenue growth and higher average order were positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, while Active Representatives was negatively impacted by these markets. Revenue in Brazil decreased 25%, unfavorably impacted by foreign exchange, or decreased 3% on a Constant $ basis. Revenue in Mexico declined 13%, unfavorably impacted by foreign exchange, or was relatively unchanged on a Constant $ basis.
Constant $ revenue in Brazil was negatively impacted by approximately 2 points as a result of the IPI tax law on cosmetics. In addition, Constant $ revenue in Brazil was negatively impacted by approximately 2 points due to the net impact of tax credits recognized in 2014 that did not recur in 2015, which were primarily associated with expected recoveries of VAT. On a Constant $ basis, Brazil’s sales from Beauty products decreased 2%, negatively impacted by the IPI tax law on cosmetics. This negative impact on Beauty sales was partially offset by increased sales of fragrance, which benefited from our alliance with Coty, as well as from new product launches during the first quarter of 2015. The IPI tax law on cosmetics also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the new tax. On a Constant $ basis, Brazil's sales from Fashion & Home products increased 3%. Brazil continues to be impacted by a difficult economic environment as well as high levels of competition. Constant $ revenue was relatively unchanged in Mexico, as an increase in Active Representatives was offset by lower average order as a result of weakness in Fashion & Home.
Operating margin was negatively impacted by .4 points as compared to the prior-year period due to the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin also benefited by .6 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 1.6 points, or .2 points on a Constant $ basis, primarily as a result of:

•	a decline of .8 points associated with the net impact of tax credits in Brazil recognized as revenue in 2014, discussed above;

•	a decline of .6 points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax;

•	a decline of .5 points from higher advertising spend, primarily in Brazil associated with new product launches;

•	a benefit of .7 points from lower bad debt expense, primarily in Brazil;

•
a benefit of .6 points due to higher gross margin caused primarily by 2.0 points from the favorable net impact of mix and pricing, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina), partially offset by 1.5 points from the unfavorable impact of foreign currency transaction losses; and

•
a net benefit of .4 points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. This includes the inflationary impact on our expenses, partially offset by a reduction of corporate expenses, which are allocated from Global.

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
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. The SICAD I and SICAD II markets merged to create a single foreign exchange system, referred to as the SICAD exchange ("SICAD"). At June 30, 2015, the SICAD exchange rate was approximately 13. The Venezuelan government has indicated that all companies incorporated or domiciled in Venezuela in all sectors will be allowed to obtain U.S. dollars through the SIMADI market. The exchange rates established through the SIMADI market fluctuate and have been significantly higher than both the official rate and SICAD rate. In March 2015, we began to access the SIMADI market and have been able to obtain only limited U.S. dollars. While liquidity is limited through the SIMADI market, in comparison to the other available exchange rates (the official rate and SICAD rate), it represents the rate which better reflects the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015.
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
Additionally, certain non-monetary assets are carried at their historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2015 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their historical U.S. dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $11 to operating profit and net income relating to these non-monetary assets in the first and second quarters of 2015. We expect an additional negative impact of approximately $8 to operating profit and net income in the second half of 2015, primarily during the third quarter, relating to these non-monetary assets.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

In addition, at February 12, 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to estimated fair value of approximately $16, which was recorded in the first quarter of 2015. Further devaluations or regulatory actions may further impair the carrying value of Avon Venezuela's long-lived assets.
At June 30, 2015, the SIMADI exchange rate was approximately 200, and we had an immaterial net asset position associated with our operations in Venezuela. During the first six months of 2015, Avon Venezuela (using an average exchange rate which included SICAD II exchange rates in the first part of the first quarter and SIMADI exchange rates in the latter part of the first quarter and the entire second quarter) represented less than 1% of Avon’s consolidated revenue and less than 2% of Avon’s consolidated Adjusted operating profit. While the rate in the SIMADI market will vary throughout the year, the ongoing impacts primarily related to the remeasurement of Avon Venezuela's financial statements are not expected to have a material impact on Avon's consolidated results.
Argentina Discussion
In late 2011, the Argentine government introduced restrictive foreign currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At June 30, 2015, we had a net asset position of approximately $108 associated with our operations in Argentina, including cash of approximately $35. During the first six months of 2015, Avon Argentina represented approximately 5% of Avon’s consolidated revenue and approximately 14% of Avon’s consolidated Adjusted operating profit.
To illustrate our sensitivity to potential future changes in the exchange rate in Argentina, if the exchange rate was devalued by approximately 50% from the average exchange rate of Argentina's first six months of 2015 results, and using the first six months of 2015 results, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 3% and annualized consolidated Adjusted operating profit would likely be negatively impacted by approximately 6% prospectively. This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
As of June 30, 2015, we did not account for Argentina as a highly inflationary economy. As a result, any potential devaluation would not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.
Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2015	2014	US$	Constant $	2015	2014	US$	Constant $
Total revenue	$552.9	$658.1	(16)%	6%	$1,103.6	$1,312.9	(16)%	7%
Operating profit	52.9	76.8	(31)%	(1)%	91.5	144.2	(37)%	(4)%
CTI restructuring	.1	15.4			5.8	17.6
Adjusted operating profit	$53.0	$92.2	(43)%	(20)%	$97.3	$161.8	(40)%	(13)%

Operating margin	9.6%	11.7%	(2.1)	(.6)	8.3%	11.0%	(2.7)	(1.0)
CTI restructuring	—	2.3			.5	1.3
Adjusted operating margin	9.6%	14.0%	(4.4)	(3.1)	8.8%	12.3%	(3.5)	(2.0)

Change in Active Representatives				6%				7%
Change in units sold				2%				6%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2015
Total revenue decreased 16% compared to the prior-year period, due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue grew 6%, primarily driven by Eastern Europe. The region's Constant $ revenue growth was primarily due to an increase in Active Representatives.
In Russia, revenue declined 24%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 15%, primarily due to an increase in Active Representatives which continued to benefit from sustained

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

momentum in recruiting and retention. In the United Kingdom, revenue declined 11%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 2%, primarily due to a decrease in Active Representatives which was partially offset by higher average order. In Turkey, revenue declined 19%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue grew 1%. In South Africa, revenue declined 2%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 12%, primarily due to an increase in Active Representatives.
Operating margin benefited by 2.3 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 4.4 points, or 3.1 points on a Constant $ basis, primarily as a result of:

•
a decline of 4.5 points due to lower gross margin caused primarily by an estimated 5 points from foreign currency transaction losses, partially offset by .9 points from the favorable net impact of mix and pricing primarily driven by Eastern Europe;

•	a decline of .4 point due to higher advertising spend; and

•	a net benefit of 1.8 points primarily due to the Constant $ revenue growth with respect to our fixed expenses and a reduction of corporate expenses, which are allocated from Global.
In July 2015, the Company sold Liz Earle to Alliance Boots Holdings Limited, and as a result, we expect the region's Constant $ revenue in the second half of 2015 to be negatively impacted by approximately 4 points.
Six Months Ended June 30, 2015
Total revenue decreased 16% compared to the prior-year period, due to the unfavorable impact from foreign exchange which is primarily driven by the strengthening of the U.S. dollar relative to the Russian ruble and Ukrainian hryvnia. On a Constant $ basis, revenue grew 7%, primarily driven by Eastern Europe. The region's Constant $ revenue growth was primarily due to an increase in Active Representatives.
In Russia, revenue declined 27%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 21%, primarily due to an increase in Active Representatives which benefited from sustained momentum in recruiting and retention. In the United Kingdom, revenue declined 9%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 1%, primarily due to a decrease in Active Representatives, which was partially offset by higher average order. In Turkey, revenue declined 12%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue grew 3%. In South Africa, revenue grew 2%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 14%, primarily due to an increase in Active Representatives and higher average order.
Operating margin benefited by .8 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 3.5 points, or 2.0 points on a Constant $ basis, primarily as a result of:

•
a decline of 3.2 points due to lower gross margin caused primarily by an estimated 5 points from foreign currency transaction losses, partially offset by approximately .8 points from lower supply chain costs and .5 points from the favorable net impact of mix and pricing. Supply chain costs benefited as a result of lower obsolescence, and lower overhead costs which were attributable to increased productivity, and the favorable net impact of mix and pricing was primarily driven by Eastern Europe; and

•	a net benefit of 1.6 points primarily due to the Constant $ revenue growth with respect to our fixed expenses and a reduction of corporate expenses, which are allocated from Global.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2015	2014	US$	Constant $	2015	2014	US$	Constant $
Total revenue	$258.6	$304.1	(15)%	(14)%	$500.7	$599.8	(17)%	(16)%
Operating loss	(6.2)	(27.3)	77%	76%	(19.4)	(35.8)	46%	44%
CTI restructuring	8.8	10.0			14.8	15.6
Pension settlement charge	—	17.4			—	17.4
Adjusted operating profit (loss)	$2.6	$.1	*	*	$(4.6)	$(2.8)	(64)%	(86)%

Operating margin	(2.4)%	(9.0)%	6.6	6.5	(3.9)%	(6.0)%	2.1	2.0
CTI restructuring	3.4	3.3			3.0	2.6
Pension settlement charge	—	5.7			—	2.9
Adjusted operating margin	1.0%	—%	1.0	.9	(.9)%	(.5)%	(.4)	(.5)

Change in Active Representatives				(16)%				(16)%
Change in units sold				(19)%				(22)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2015
Total revenue decreased 15%, or 14% on a Constant $ basis, compared to the prior-year period, primarily due to a decrease in Active Representatives. Sales from Beauty products declined 13%, or 12% on a Constant $ basis. Sales from Fashion & Home products declined 18%, or 17% on a Constant $ basis.
Operating margin benefited by 5.7 points from a settlement charge in 2014 associated with the U.S. pension plan that did not recur in 2015, as discussed in more detail below. Operating margin was negatively impacted by .1 point as compared to the prior-year period due to a larger impact from CTI restructuring. Adjusted operating margin increased 1.0 point, or .9 points on a Constant $ basis, primarily as a result of:

•
a net benefit of 1.2 points from lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, partially offset by the unfavorable impact of declining revenue with respect to our fixed expenses;

•	a benefit of .8 points due to lower bad debt expense;

•	a benefit of .7 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives;

•	a benefit of .6 points due to lower Representative and sales leader expense;

•
a decline of 1.5 points due to lower gross margin caused primarily by 1.4 points from supply chain costs, largely due to the impact of lower unit volume that was partially offset by productivity initiatives, as well as lower obsolescence, and .4 points from foreign currency transaction losses associated with Canada; and

•	a decline of 1.1 points due to higher advertising spend to increase product and brand awareness and to support lead generation.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who are vested and participate in the U.S. defined benefit pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of approximately $24. This settlement charge was allocated between Global Expenses and the operating results of North America.
Based on the rate of lump-sum payments made to former employees that were vested and participated in the U.S. defined benefit pension plan during the first half of 2015, and our estimate of lump-sum payments that will be made to those former employees during the second half of 2015, a settlement charge may be required to be recognized in the second half of 2015.  These lump sum payments will be made from our plan assets and are not the result of a specific offer to participants of our U.S.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

defined benefit pension plan. We estimate the future settlement charge to be approximately $25 to $35. The actual amount of the settlement charge will be dependent upon the actual number of lump-sum payments made and other factors contributing to the remeasurement of the U.S. pension plan assets and obligations, including the discount rate and actual return on plan assets. This settlement charge would be allocated between Global Expenses and the operating results of North America.
Six Months Ended June 30, 2015
Total revenue decreased 17%, or 16% on a Constant $ basis, compared to the prior-year period, primarily due to a decrease in Active Representatives. Sales from Beauty products declined 15%, or 14% on a Constant $ basis. Sales from Fashion & Home products declined 19%, or 17% on a Constant $ basis.
Operating margin benefited by 2.9 points from a settlement charge in 2014 associated with the U.S. pension plan that did not recur in 2015, as discussed in more detail above. Operating margin was negatively impacted by .4 points as compared to the prior-year period due to a larger impact from CTI restructuring. Adjusted operating margin decreased .4 points, or .5 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.4 points due to higher advertising spend to increase product and brand awareness and to support lead generation;

•
a decline of .9 points due to lower gross margin caused primarily by .8 points from supply chain costs, largely due to the impact of lower unit volume that was partially offset by productivity initiatives, as well as lower obsolescence, and .4 points from foreign currency transaction losses associated with Canada;

•	a benefit of 1.1 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives; and

•	a benefit of .8 points due to lower bad debt expense.
In addition, the Adjusted operating margin benefits from lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount that were associated with the $400M Cost Savings Initiative, were largely offset by the unfavorable impact of declining revenue with respect to our fixed expenses.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2015	2014	US$	Constant $	2015	2014	US$	Constant $
Total revenue	$158.4	$172.6	(8)%	(4)%	$323.0	$339.0	(5)%	(1)%
Operating profit (loss)	9.5	(1.1)	*	*	17.4	6.6	*	*
CTI restructuring	1.2	2.6			10.0	2.9
Adjusted operating profit	$10.7	$1.5	*	*	$27.4	$9.5	*	*

Operating margin	6.0%	(.6)%	6.6	7.1	5.4%	1.9%	3.5	3.6
CTI restructuring	.8	1.5			3.1	.9
Adjusted operating margin	6.8%	.9%	5.9	6.3	8.5%	2.8%	5.7	5.8

Change in Active Representatives				(5)%				(4)%
Change in units sold				(7)%				(5)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2015
Total revenue decreased 8% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 4%, as growth in the Philippines was more than offset by declines in other Asia Pacific markets, led by China. A decrease in Active Representatives was partially offset by higher average order in the region. Revenue in the Philippines increased 5%, or 7% on a Constant $ basis, primarily due to higher average order, as a result of strength in Fashion & Home.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Operating margin benefited by .7 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin increased 5.9 points, or 6.3 points on a Constant $ basis, primarily as a result of:

•
a net benefit of 4.4 points primarily due to lower fixed expenses, which primarily resulted from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative, and to a lesser extent, a reduction of corporate expenses, which are allocated from Global;

•	a benefit of 1.1 points from lower bad debt expense primarily in the Philippines; and

•	a benefit of 1.1 points due to lower advertising spend.
Six Months Ended June 30, 2015
Total revenue decreased 5% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 1%, as growth in the Philippines was more than offset by declines in other Asia Pacific markets. A decrease in Active Representatives was partially offset by higher average order in the region. Revenue in the Philippines increased 7% on both a reported and Constant $ basis, primarily due to higher average order, as a result of strength in Fashion & Home.
Operating margin was negatively impacted by 2.2 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 5.7 points, or 5.8 points on a Constant $ basis, primarily as a result of:

•
a net benefit of 4.0 points primarily due to lower fixed expenses, which primarily resulted from our cost savings initiatives, mainly reductions in headcount associated with the $400M Cost Savings Initiative, and to a lesser extent, a reduction of corporate expenses, which are allocated from Global;

•	a benefit of .9 points from lower bad debt expense primarily in the Philippines; and

•	a benefit of .5 points due to lower advertising spend.
Global Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Total global expenses	$111.7	$157.8	(29)%	$225.1	$339.0	(34)%
CTI restructuring	1.6	20.3		11.4	20.0
FCPA accrual	—	—		—	46.0
Pension settlement charge	—	6.1		—	6.1
Adjusted total global expenses	$110.1	$131.4	(16)%	$213.7	$266.9	(20)%
Allocated to segments	(83.1)	(104.6)	(21)%	(168.9)	(211.7)	(20)%
Adjusted net global expenses	$27.0	$26.8	1%	$44.8	$55.2	(19)%

Net global expenses(1)	$28.6	$53.2	(46)%	$56.2	$127.3	(56)%
(1) Net global expenses represents total global expenses less amounts allocated to segments.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2015
The comparability of total global expenses was impacted by a settlement charge associated with the U.S. defined benefit pension plan, which was recorded in 2014 that did not recur in 2015, and by lower CTI restructuring. As a result of the payments made to former employees who are vested and participate in the U.S. pension plan, in the second quarter of 2014, we recorded a settlement charge of approximately $24. This settlement charge was allocated between Global Expenses and the operating results of North America. See "Segment Review - North America" in this MD&A for a further discussion of the settlement charge.
Adjusted total global expenses decreased compared to the prior-year period primarily as a result of cost savings initiatives. Amounts allocated to segments decreased compared to the prior-year period primarily due to lower planned corporate expenses, primarily as a result of our cost savings initiatives.
During the second half of 2015, a settlement charge associated with the U.S. defined benefit pension plan may be required to be recognized. We estimate the future settlement charge to be approximately $25 to $35. This settlement charge would be allocated

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

between Global Expenses and the operating results of North America. See "Segment Review - North America" in this MD&A for a further discussion.
Six Months Ended June 30, 2015
The comparability of total global expenses was impacted by the $46 accrual for the settlements related to the FCPA investigations and a settlement charge associated with the U.S. defined benefit pension plan, which were recorded in 2014 that did not recur in 2015, and by lower CTI restructuring.
Adjusted total global expenses decreased compared to the prior-year period primarily as a result of cost savings initiatives, including lower expenses related to our SMT project. Amounts allocated to segments decreased compared to the prior-year period primarily due to lower planned corporate expenses, primarily as a result of our cost savings initiatives.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At June 30, 2015, we had cash and cash equivalents totaling approximately $697. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
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
Cash Flows
Net Cash Used by Operating Activities
Net cash used by operating activities during the first six months of 2015 was approximately $110, as compared to net cash used of $7 during the first six months of 2014. The approximate $103 increase to net cash used by operating activities was primarily due to lower cash-related earnings, which were impacted by the unfavorable impact of foreign currency translation, and the $67 payment to the U.S. Securities and Exchange Commission ("SEC") in connection with the FCPA settlement. The timing of the U.S. pension plan contribution and lower payments for employee incentive compensation in 2015 as compared to 2014 partially offset these items.
Net Cash Used by Investing Activities
Net cash used by investing activities during the first six months of 2015 was approximately $7 lower than during the first six months of 2014 primarily due to lower capital expenditures.
Net Cash Used by Financing Activities
Net cash used by continuing financing activities during the first six months of 2015 was approximately $73 lower than during the first six months of 2014 primarily due to the repayment of the remaining $53 outstanding principal amount of our term loan agreement in the second quarter of 2014.
We have maintained a quarterly dividend of $.06 per share for the first six months of 2015, which was equivalent to our quarterly dividends throughout 2014.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a new five-year $400.0 senior secured revolving credit facility (the “2015 revolving credit facility”). The Company terminated its previous $1 billion unsecured revolving credit facility (the “2013 revolving credit facility”) in June 2015 prior to its scheduled expiration in March 2017. There were no amounts drawn under the 2013 revolving credit facility on the date of termination and no early termination penalties were incurred. In the second quarter of 2015, $2.5 was recorded for the write-off of issuance costs related to the 2013 revolving credit facility. Borrowings under the 2015 revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. The 2015 revolving credit facility may be used for general corporate purposes. As of June 30, 2015, there were no amounts outstanding under the 2015 revolving credit facility.
All obligations of AIO under the 2015 revolving credit facility are (i) unconditionally guaranteed by each material domestic restricted subsidiary of the Company (other than AIO, the borrower), in each case, subject to certain exceptions and (ii) guaranteed on a limited recourse basis by the Company. The obligations of AIO and the guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors and by certain assets of the Company, in each case, subject to certain exceptions.
The 2015 revolving credit facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 2018 Notes (as defined below), the 4.20% Notes (as defined below), the 2019 Notes (as defined below) and the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 revolving credit facility contains affirmative and negative covenants, which are customary for financings of this type, including, among other things, limits on the ability of the Company, AIO or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or merge, consolidate or dispose of all or substantially all its assets. In addition, the 2015 revolving credit facility contains customary events of default and cross-default provisions, as well as financial covenants (interest coverage and total leverage ratios). As of June 30, 2015, we were in compliance with our interest coverage and total leverage ratios under the 2015 revolving credit facility, and based on then applicable interest rates, approximately the entire $400.0 2015 revolving credit facility could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. In July 2015, we issued a notice of prepayment for the 2.375% Notes, and we expect to prepay the 2.375% Notes in August 2015. The prepayment price will be equal to 100% of the principal amount of $250.0, plus accrued interest of approximately $3 and a make-whole premium of approximately $5. In connection with the prepayment of our 2.375% Notes, we expect to incur a loss on extinguishment of debt of approximately $5, primarily consisting of the approximate $5 make-whole premium for the 2.375% Notes.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P in November 2014 to BB+ (Stable Outlook), in February 2015 to BB (Stable Outlook) and in June 2015 to B+ (Stable Outlook), and by Moody's in October 2014 to Ba1 (Stable Outlook) and in May 2015 to Ba3 (Negative Outlook) for senior unsecured debt, the interest rates on the 2013 Notes have increased by 1.75%, of which .75% was effective as of March 15, 2015 and 1.0% is effective as of September 15, 2015.
At June 30, 2015, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"), $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes") and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The indentures governing our outstanding notes described above contain certain covenants, including limitations on the incurrence of liens and restrictions on the incurrence of sale/leaseback transactions and transactions involving a merger, consolidation or sale of substantially all of our assets. In addition, these indentures contain customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade.
Long-Term Credit Ratings
Our long-term credit ratings are Ba2 (Negative Outlook) for corporate family debt, and Ba3 (Negative Outlook) for senior unsecured debt, with Moody's; B+ (Stable Outlook) with S&P; and BB- (Negative Outlook) with Fitch, which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms under our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," "Risk Factors - Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital," and "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" contained in our 2014 Form 10-K.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of June 30, 2015, we do not have any interest-rate swap agreements. Approximately 5% of our debt portfolio at both June 30, 2015 and December 31, 2014 was exposed to floating interest rates.
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

•
a general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Brazil or Russia, or sudden disruption in business conditions, and the ability of our broad-based geographic portfolio to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability, competitive or other market pressures or conditions;

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

•
the impact of U.S. tax regulations and changes in tax rates on the value of our deferred tax assets, and declining earnings, including the amount of any domestic source loss and the amount, type, jurisdiction and timing of any foreign source income (which may be impacted by foreign currency movements and potential tax planning strategies), on our ability to realize foreign tax credits in the U.S.;

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended June 30, 2015.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/15	16,093	(1)	$9.43	*	*
5/1 - 5/31/15	38,344	(1)	9.33	*	*
6/1 - 6/30/15	14,353	(1)	9.02	*	*
Total	68,790		$9.29	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
Some of these share repurchases may reflect a delay from the actual transaction date.
ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	July 30, 2015	/s/ Robert Loughran
Robert Loughran
Group Vice President and
Corporate Controller

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

2.1
Share Purchase Agreement, dated as of July 9, 2015, among Avon Products Holding Limited, Liz Earle Beauty Co. Limited and Alliance Boots Holdings Limited (incorporated by reference to Exhibit 2.1 to Avon's Current Report on Form 8-K filed on July 9, 2015).

10.1	Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Avon's Proxy Statement as filed on March 27, 2015).

10.2
Revolving Credit Agreement, dated as of June 5, 2015, among Avon Products, Inc., Avon International Operations, Inc., the banks and other lenders party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and an L/C issuer (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on June 8, 2015).

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