Form 10-Q
period 2015-09-30
AVON PRODUCTS INC
filed 2015-11-04
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2015 was 435,398,380.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	September 30, 2015	September 30, 2014
Net sales	$1,631.2	$2,059.0
Other revenue	35.7	79.2
Total revenue	1,666.9	2,138.2
Costs, expenses and other:
Cost of sales	652.7	813.9
Selling, general and administrative expenses	991.2	1,136.4
Operating profit	23.0	187.9
Interest expense	30.1	27.5
Loss on extinguishment of debt	5.5	—
Interest income	(3.6)	(3.8)
Other expense, net	29.4	19.8
Gain on sale of business	(46.2)	—
Total other expenses	15.2	43.5
Income before taxes	7.8	144.4
Income taxes	(704.8)	(52.4)
Net (loss) income	(697.0)	92.0
Net income attributable to noncontrolling interests	—	(0.6)
Net (loss) income attributable to Avon	$(697.0)	$91.4
(Loss) Earnings per share:
Basic	$(1.58)	$0.21
Diluted	(1.58)	0.21
Cash dividends per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
(In millions, except per share data)	September 30, 2015	September 30, 2014
Net sales	$5,183.5	$6,340.5
Other revenue	101.0	169.9
Total revenue	5,284.5	6,510.4
Costs, expenses and other:
Cost of sales	2,073.4	2,580.0
Selling, general and administrative expenses	3,133.9	3,700.2
Operating profit	77.2	230.2
Interest expense	89.7	83.7
Loss on extinguishment of debt	5.5	—
Interest income	(9.7)	(11.4)
Other expense, net	48.3	88.8
Gain on sale of business	(44.9)	—
Total other expenses	88.9	161.1
(Loss) income before taxes	(11.7)	69.1
Income taxes	(802.0)	(124.4)
Net loss	(813.7)	(55.3)
Net income attributable to noncontrolling interests	(1.8)	(2.6)
Net loss attributable to Avon	$(815.5)	$(57.9)
Loss per share:
Basic	$(1.84)	$(0.13)
Diluted	(1.84)	(0.13)
Cash dividends per common share	$0.18	$0.18
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2015	September 30, 2014
Net (loss) income	$(697.0)	$92.0
Other comprehensive loss:
Foreign currency translation adjustments	(150.9)	(124.6)
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.1	0.5	0.3
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.3 and $11.7	30.0	22.4
Total other comprehensive loss, net of taxes	(120.4)	(101.9)
Comprehensive loss	(817.4)	(9.9)
Less: comprehensive loss attributable to noncontrolling interests	(2.3)	(0.8)
Comprehensive loss attributable to Avon	$(815.1)	$(9.1)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2014
Net loss	$(813.7)	$(55.3)
Other comprehensive loss:
Foreign currency translation adjustments	(256.4)	(101.0)
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.5	1.4	0.9
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.9 and $10.7	53.0	22.6
Total other comprehensive loss, net of taxes	(202.0)	(77.5)
Comprehensive loss	(1,015.7)	(132.8)
Less: comprehensive loss attributable to noncontrolling interests	(2.4)	(1.1)
Comprehensive loss attributable to Avon	$(1,013.3)	$(131.7)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$587.4	$960.5
Accounts receivable, net	470.3	563.5
Inventories	847.2	822.2
Prepaid expenses and other	480.7	618.3
Total current assets	2,385.6	2,964.5
Property, plant and equipment, at cost	1,917.5	2,292.6
Less accumulated depreciation	(969.2)	(1,061.6)
Property, plant and equipment, net	948.3	1,231.0
Goodwill	99.9	249.3
Other assets	340.9	1,052.0
Total assets	$3,774.7	$5,496.8
Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities
Debt maturing within one year	$117.2	$137.1
Accounts payable	815.2	895.4
Accrued compensation	189.9	210.5
Other accrued liabilities	424.6	598.8
Sales and taxes other than income	149.4	168.6
Income taxes	29.2	36.8
Total current liabilities	1,725.5	2,047.2
Long-term debt	2,196.3	2,463.9
Employee benefit plans	473.5	501.8
Long-term income taxes	62.3	77.8
Other liabilities	85.5	100.8
Total liabilities	4,543.1	5,191.5
Shareholders’ (Deficit) Equity
Common stock	187.9	187.6
Additional paid-in capital	2,233.4	2,207.9
Retained earnings	2,808.6	3,702.9
Accumulated other comprehensive loss	(1,417.4)	(1,217.6)
Treasury stock, at cost	(4,594.0)	(4,591.0)
Total Avon shareholders’ (deficit) equity	(781.5)	289.8
Noncontrolling interests	13.1	15.5
Total shareholders’ (deficit) equity	(768.4)	305.3
Total liabilities and shareholders’ (deficit) equity	$3,774.7	$5,496.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(813.7)	$(55.3)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	87.7	106.1
Amortization	27.3	38.7
Provision for doubtful accounts	114.2	146.9
Provision for obsolescence	44.7	67.6
Share-based compensation	28.9	28.4
Foreign exchange losses	28.2	21.1
Deferred income taxes	674.9	(87.9)
Charge for Venezuelan monetary assets and liabilities	(4.2)	53.7
Charge for Venezuelan non-monetary assets	101.7	115.7
Pre-tax gain on sale of business	(44.9)	—
Other	56.2	55.8
Changes in assets and liabilities:
Accounts receivable	(118.4)	(120.0)
Inventories	(198.9)	(229.7)
Prepaid expenses and other	(1.6)	(56.3)
Accounts payable and accrued liabilities	(47.9)	100.0
Income and other taxes	17.6	23.8
Noncurrent assets and liabilities	(48.5)	(82.8)
Net cash (used) provided by operating activities	(96.7)	125.8
Cash Flows from Investing Activities
Capital expenditures	(61.8)	(88.2)
Disposal of assets	5.7	7.0
Net proceeds from sale of business	208.3	—
Purchases of investments	(25.0)	(22.9)
Proceeds from sale of investments	9.0	18.4
Net cash provided (used) by investing activities	136.2	(85.7)
Cash Flows from Financing Activities
Cash dividends	(80.7)	(81.9)
Debt, net (maturities of three months or less)	(10.3)	(6.4)
Proceeds from debt	7.6	—
Repayment of debt	(265.6)	(70.0)
Net proceeds from exercise of stock options	—	0.2
Repurchase of common stock	(3.0)	(9.4)
Other financing activities	(5.9)	—
Net cash used by financing activities	(357.9)	(167.5)
Effect of exchange rate changes on cash and cash equivalents	(54.7)	(154.5)
Net decrease in cash and cash equivalents	(373.1)	(281.9)
Cash and cash equivalents at beginning of year	960.5	1,107.9
Cash and cash equivalents at end of period	$587.4	$826.0

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
We revised our Consolidated Statements of Cash Flows to correct the presentation of certain financing activities, specifically a decrease of $25.3 in repayment of debt, a decrease of $9.1 in proceeds from debt, and a decrease of $16.2 in debt, net for the nine months ended September 30, 2014. Additionally, we revised our Consolidated Statements of Cash Flows to reflect income tax receivables of $7.8 for the nine months ended September 30, 2014 in income and other taxes, while they had been previously reported in prepaid expenses and other, as we believe that this is a better presentation of our income tax receivables. These revisions did not impact the total cash flows from operating activities, our Consolidated Statements of Operations, our Consolidated Statements of Comprehensive Income (Loss) or our Consolidated Balance Sheets. We determined that the effect of these revisions was not material to any of our previously issued financial statements.
Venezuela Currency
We account for Venezuela as a highly inflationary economy. In February 2015, the Venezuelan government announced that a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. There are multiple legal mechanisms in Venezuela to exchange currency. As SIMADI represents the rate which better reflects the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. As a result of the change to the SIMADI rate, which caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we used previously, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by approximately $6 and $17 during the three and nine months ended September 30, 2015, respectively. Also as a result of the change to the SIMADI rate, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015.
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
In February 2014, the Venezuelan government announced a foreign exchange system which began operating on March 24, 2014, referred to as the SICAD II exchange ("SICAD II"). As SICAD II represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. As a result of the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously, we recorded an after-tax loss of approximately $42 (approximately $54 in other expense, net, and a benefit of approximately $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by approximately $2 and $20 during the three and nine months ended September 30, 2014, respectively. Also as a result, we determined that an adjustment of approximately $116 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2014.
Standards to be Implemented
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which resulted in the standard being effective beginning in 2018, with early adoption permitted in the beginning of 2017. This standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.
2. EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Shares in millions)	2015	2014	2015	2014
Numerator:
Net (loss) income attributable to Avon	$(697.0)	$91.4	$(815.5)	$(57.9)
Less: Loss (income) allocated to participating securities	11.1	(.8)	12.8	1.6
(Loss) income allocated to common shareholders	(685.9)	90.6	(802.7)	(56.3)
Denominator:
Basic EPS weighted-average shares outstanding	435.4	434.6	435.1	434.4
Diluted effect of assumed conversion of stock options	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	435.4	434.6	435.1	434.4
(Loss) Earnings per Common Share:
Basic	$(1.58)	$.21	$(1.84)	$(.13)
Diluted	(1.58)	.21	(1.84)	(.13)
Amounts in the table above may not necessarily sum due to rounding.
During the three and nine months ended September 30, 2015, we did not include stock options to purchase 11.9 million shares and 13.2 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a net loss attributable to Avon. During the three months ended September 30, 2014, we did not include stock options to purchase 17.2 million shares of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price. During the nine months ended September 30, 2014, we did not include stock options to purchase 18.4 million shares of Avon common stock in the calculation of diluted EPS as we had a net loss attributable to Avon. For the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014, when we had a net loss attributable to Avon, the inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

We purchased approximately .4 million shares of Avon common stock for $3.0 during the first nine months of 2015, as compared to approximately .6 million shares of Avon common stock for $9.4 during the first nine months of 2014, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units, and in 2014, also through private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
3. DIVESTITURES
On July 9, 2015, the Company sold Liz Earle Beauty Co. Limited (“Liz Earle”) for approximately $215, less expenses of approximately $5. Liz Earle was previously reported within our Europe, Middle East & Africa segment. In 2015, we recorded a gain on sale of $44.9 before tax, which was reported separately in the Consolidated Statements of Operations, and $51.6 after tax, representing the difference between the proceeds, including the expected working capital settlement, and the carrying value of the Liz Earle business on the date of sale. Proceeds from the sale of Liz Earle were used to fund a portion of the Company’s redemption of the $250 principal amount of its 2.375% Notes due March 15, 2016, which occurred on August 10, 2015. See Note 15, Debt for additional information.
4. INVENTORIES

Components of Inventories	September 30, 2015	December 31, 2014
Raw materials	$233.8	$248.8
Finished goods	613.4	573.4
Total	$847.2	$822.2
5. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$3.3	$3.9	$1.8	$2.0	$.3	$.2
Interest cost	6.2	6.4	7.0	9.1	1.0	1.1
Expected return on plan assets	(8.3)	(9.0)	(10.6)	(11.0)	—	—
Amortization of prior service credit	(.2)	(.1)	—	—	(1.0)	(1.1)
Amortization of net actuarial losses	11.6	11.1	3.0	2.6	.5	—
Settlements/curtailments	23.8	5.4	1.9	1.0	—	(2.1)
Net periodic benefit costs	$36.4	$17.7	$3.1	$3.7	$.8	$(1.9)

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$9.8	$10.4	$5.9	$6.5	$.9	$.8
Interest cost	18.7	21.4	21.2	27.7	3.2	3.7
Expected return on plan assets	(24.9)	(26.9)	(32.2)	(33.0)	—	—
Amortization of prior service credit	(.6)	(.3)	—	—	(3.1)	(3.3)
Amortization of net actuarial losses	34.7	35.6	8.4	7.2	1.5	1.0
Settlements/curtailments	23.8	30.4	1.9	1.0	—	(2.1)
Net periodic benefit costs	$61.5	$70.6	$5.2	$9.4	$2.5	$.1
As of September 30, 2015, we made approximately $10 and $28 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2015, we anticipate contributing approximately $5 to $10 and $0 to $5 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

As a result of the lump-sum payments made to former employees that were vested and participated in the U.S. defined benefit pension plan, in the third quarter of 2015, we recorded a settlement charge of $23.8. These lump sum payments were made from our plan assets and are not the result of a specific offer to participants of our U.S. defined benefit pension plan as described below. This settlement charge was allocated between Global Expenses and the operating results of North America.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who were vested and participated in the U.S. defined benefit pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. Because the settlement threshold was exceeded in the second quarter of 2014, a settlement charge of $5.4 was also recorded in the third quarter of 2014 as a result of additional payments from our U.S. pension plan. These settlement charges were allocated between Global Expenses and the operating results of North America.
6. INCOME TAXES
During the first and second quarters of 2015, the Company recorded a $31.3 charge and a $3.2 benefit, respectively, associated with valuation allowances, to adjust our U.S. deferred tax assets to an amount that was “more likely than not” to be realized. These adjustments were primarily caused by fluctuations of the U.S. dollar against currencies of some of our key markets.
During the third quarter of 2015, we recorded an additional valuation allowance for the remaining U.S. deferred tax assets of $649.5. The increase in the valuation allowance resulted from reduced tax benefits expected to be obtained from tax planning strategies associated with an anticipated accelerated receipt in the U.S. of foreign source income. As the U.S. dollar had further strengthened against currencies of some of our key markets during the third quarter of 2015, the benefits associated with the Company’s tax planning strategies were no longer sufficient for the Company to continue to conclude that its tax planning strategies were prudent. In the absence of any alternative prudent tax planning strategies and other sources of future taxable income, it was determined that a full valuation allowance should be recorded. Although the Company continues to expect that it will generate taxable income and tax liability in the U.S., the Company is expected to offset its current and future tax liability with foreign tax credits, and as a result, the expected level of future taxable income and tax liability is not adequate to realize the benefit of previously recorded deferred tax assets. Although the Company may not be able to recognize a financial statement benefit associated with its deferred tax assets, the Company will continue to manage and plan for the utilization of its deferred tax assets to avoid the expiration of deferred tax assets that may have limited lives.
7. CONTINGENCIES
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
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). During July 2015, the Company engaged a monitor, who had been approved by the DOJ and SEC. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company after 18 months, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period is scheduled to expire in July 2018. There can be no assurance as to whether or when the DOJ and the SEC will approve replacing the monitorship with the Company’s self-reporting. If the DOJ determines that the Company has knowingly violated the DPA, the DOJ may commence prosecution or extend the term of the DPA, including the monitoring provisions described above, for up to one year.
The monitor is assessing and monitoring the Company's compliance with the terms of the DPA and Consent by evaluating, among other things, the Company's internal accounting controls, recordkeeping and financial reporting policies and procedures. The monitor may recommend changes to our policies and procedures that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept. In addition, operating under the oversight of the monitor may result in additional time and attention on these matters by members of our management, which may divert their time from the operation of our business. Assuming the monitorship is replaced by a self-reporting period, the Company’s self-reporting obligations may continue to be costly or time-consuming.
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
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against the Company and certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs filed an amended complaint, and the defendants moved to dismiss the amended complaint on June 14, 2012. On September 29, 2014, the Court granted the defendants' motion to dismiss and also granted the plaintiffs leave to amend their complaint. On October 24, 2014, plaintiffs filed their second amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The second amended complaint names as defendants the Company and two individuals and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Plaintiffs seek compensatory damages and declaratory, injunctive, and other equitable relief. Defendants moved to dismiss the Second Amended Complaint on November 21, 2014. The parties have reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $62. Under the terms of the settlement, approximately $60 of the settlement was paid by the Company's insurers and approximately $2 was paid by the Company (which represents the remaining deductible under the Company’s applicable insurance policies) into escrow. On August 21, 2015, the court granted preliminary approval of the settlement and scheduled a hearing on December 1, 2015 to consider final approval. In the event the settlement is not approved by the court, or is otherwise terminated before it is finalized, the Company will be unable to predict the outcome of this matter. Furthermore, in that event, it is reasonably possible that the Company may incur a loss in connection with this matter, which the Company is unable to reasonably estimate.
Between December 23, 2014 and March 12, 2015, two purported class actions were filed in the United States District Court for the Southern District of New York -- Poovathur v. Avon Products, Inc., et al. (No. 14-CV-10083) and McCoy et al. v. Avon Products, Inc., et al. (No. 15-CV-01828) asserting claims under the Employee Retirement Income Security Act ("ERISA") against the Company, the Plan's administrator, benefits board and investment committee, and certain individuals alleged to have served as Plan fiduciaries. On April 8, 2015, the Court consolidated the two actions and recaptioned the consolidated case as In re 2014 Avon Products, Inc. ERISA Litigation, (No. 14-CV-10083). On May 8, 2015, plaintiffs filed a consolidated complaint, asserting claims for alleged breach of fiduciary duty and failure to monitor under ERISA on behalf of a purported class of participants in and beneficiaries of the Plan who invested in and/or held shares of the Avon Common Stock Fund between July 31, 2006 and May 1, 2014 and between December 14, 2011 and the present.  Plaintiffs seek, inter alia, certain monetary relief, damages, and declaratory, injunctive and other equitable relief. On July 9, 2015, Defendants moved to dismiss the consolidated complaint and on August 24, 2015, the Court stayed all pending motions and discovery and directed the parties to pursue non-binding mediation. Avon has provided notice of this matter to the Company’s insurers. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $241, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $22 from approximately $52, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The 2002 IPI assessment remains subject to appeal by the government.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2015, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the three months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2015	$(781.7)	$(2.3)	$(4.3)	$(510.1)	$(1,298.4)
Other comprehensive loss other than reclassifications	(149.5)	—	—	(9.4)	(158.9)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.5	—	—	.5
Amortization of net actuarial loss and prior service cost, net of tax of $.3(2)	—	—	—	39.4	39.4
Total reclassifications into earnings	—	.5	—	39.4	39.9
Balance at September 30, 2015	$(931.2)	$(1.8)	$(4.3)	$(480.1)	$(1,417.4)

Three Months Ended September 30, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2014	$(406.0)	$(4.5)	$(4.3)	$(431.5)	$(846.3)
Other comprehensive (loss) income other than reclassifications	(124.4)	—	—	11.2	(113.2)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.1(1)	—	.3	—	—	.3
Amortization of net actuarial loss and prior service cost, net of tax of $5.4(2)	—	—	—	11.2	11.2
Total reclassifications into earnings	—	.3	—	11.2	11.5
Balance at September 30, 2014	$(530.4)	$(4.2)	$(4.3)	$(409.1)	$(948.0)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the nine months ended September 30, 2015 and 2014:

Nine Months Ended September 30, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
Other comprehensive loss other than reclassifications	(254.2)	—	—	(13.0)	(267.2)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	1.4	—	—	1.4
Amortization of net actuarial loss and prior service cost, net of tax of $.9(2)	—	—	—	66.0	66.0
Total reclassifications into earnings	—	1.4	—	66.0	67.4
Balance at September 30, 2015	$(931.2)	$(1.8)	$(4.3)	$(480.1)	$(1,417.4)

Nine Months Ended September 30, 2014:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
Other comprehensive loss other than reclassifications	(101.1)	—	—	(21.5)	(122.6)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $.5(1)	—	.9	—	—	.9
Amortization of net actuarial loss and prior service cost, net of tax of $23.4(2)	—	—	—	44.1	44.1
Total reclassifications into earnings	—	.9	—	44.1	45.0
Balance at September 30, 2014	$(530.4)	$(4.2)	$(4.3)	$(409.1)	$(948.0)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net losses of $7.3 and $10.1 for the three months ended September 30, 2015 and 2014, respectively, and foreign exchange net losses of $15.6 and of $10.0 for the nine months ended September 30, 2015 and 2014, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income (Loss).
9. SEGMENT INFORMATION
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,
	2015		2014
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$790.9	$34.7	$1,067.2	$142.3
Europe, Middle East & Africa	499.2	48.1	620.0	55.5
North America	230.6	(27.5)	276.7	(18.3)
Asia Pacific	146.2	9.4	174.3	9.0
Total from operations	$1,666.9	$64.7	$2,138.2	$188.5
Global and other	—	(41.7)	—	(.6)
Total	$1,666.9	$23.0	$2,138.2	$187.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Nine Months Ended September 30,
	2015		2014
	Revenue	Operating Profit (Loss)	Revenue	Operating Profit (Loss)
Latin America	$2,481.2	$55.6	$3,187.7	$196.9
Europe, Middle East & Africa	1,602.8	139.6	1,932.9	199.7
North America	731.3	(46.9)	876.5	(54.1)
Asia Pacific	469.2	26.8	513.3	15.6
Total from operations	$5,284.5	$175.1	$6,510.4	$358.1
Global and other	—	(97.9)	—	(127.9)
Total	$5,284.5	$77.2	$6,510.4	$230.2

10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2015 and December 31, 2014, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2015	December 31, 2014
Deferred tax assets (Note 6)	$122.1	$204.7
Prepaid taxes and tax refunds receivable	102.0	165.7
Prepaid brochure costs, paper, and other literature	72.3	77.6
Receivables other than trade	67.5	72.5
Short-term investments	36.8	21.0
Other	80.0	76.8
Prepaid expenses and other	$480.7	$618.3
At September 30, 2015 and December 31, 2014, other assets included the following:

Components of Other Assets	September 30, 2015	December 31, 2014
Long-term receivables	$125.4	$149.5
Capitalized software	87.3	101.3
Deferred tax assets (Note 6)	50.0	685.8
Investments	35.9	36.4
Tooling (plates and molds associated with our beauty products)	15.3	21.7
Other intangible assets, net (Note 12)	—	29.0
Other	27.0	28.3
Other assets	$340.9	$1,052.0
11. RESTRUCTURING INITIATIVES
Additional Restructuring Charges 2015
As a result of the current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions during 2015 that we believe will reduce ongoing costs. To date, these actions have primarily consisted of global headcount reductions.
As a result of these restructuring actions, we have recorded total costs to implement these restructuring initiatives of $31.7 before taxes, during the first nine months of 2015 in selling, general and administrative expenses, in the Consolidated Statements of Operations. There are no material remaining costs for restructuring actions approved-to-date. In connection with these restructuring actions, we expect to realize annualized savings of approximately $35 before taxes. We began to realize savings in the second quarter of 2015 and have achieved the annualized savings beginning in the third quarter of 2015. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

A benefit of $.5 and costs to implement of $31.7 were recorded during the three and nine months ended September 30, 2015, respectively, consisted of the following:

•	benefit of $1.9 and charge of $24.9, respectively, for employee-related costs due to severance benefits; and

•	implementation costs of $1.4 and $6.8, respectively, primarily for professional service fees associated with Corporate and Asia Pacific.
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2015.
The liability balance, which primarily consists of employee-related costs, for these various restructuring initiatives as of September 30, 2015 is as follows:

Total
2015 charges	$27.3
Adjustments	(2.4)
Cash payments	(16.8)
Foreign exchange	(.2)
Balance at September 30, 2015	$7.9
The charges approved to date under these various restructuring initiatives by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
First Quarter 2015	$3.3	$5.3	$1.6	$7.0	$9.4	$26.6
Second Quarter 2015	(.2)	—	.5	(.3)	.2	.2
Third Quarter 2015	(.1)	(.9)	.1	(.6)	(.4)	(1.9)
Charges incurred to date	$3.0	$4.4	$2.2	$6.1	$9.2	$24.9
In addition to the charges included in the tables above, we have incurred and other costs to implement restructuring initiatives such as professional services fees.
$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative") in an effort to stabilize the business and return Avon to sustainable growth, which was expected to be achieved through restructuring actions as well as other cost-savings strategies that would not result in restructuring charges. The $400M Cost Savings Initiative was designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin. The restructuring actions under the $400M Cost Savings Initiative primarily consisted of global headcount reductions and related actions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. Other costs to implement these restructuring initiatives consist primarily of professional service fees and accelerated depreciation, and also include professional service fees associated with our North America business. A portion of the professional service fees associated with the North America business are contingent upon the achievement of operating profit targets through December 31, 2015. These fees were recognized over the period that the services were provided and are based upon our estimate of the total amount expected to be paid, which may change based on our actual results.
As a result of the restructuring actions associated with the $400M Cost Savings Initiative, we have recorded total costs to implement these restructuring initiatives of $243.1 before taxes, of which $12.7 before taxes was recorded in the first nine months of 2015. For these restructuring actions, we expect our total costs to implement restructuring to be approximately $245 before taxes. The additional charges not yet incurred associated with the restructuring actions approved to-date are not expected to be significant. In connection with the restructuring actions associated with the $400M Cost Savings Initiative, we expect to realize annualized savings of approximately $270 to $280 before taxes which excludes the benefits from other cost-savings strategies that were not the result of restructuring charges (including reductions in legal and brochure costs). Substantially all of these annualized savings will be achieved in 2015. For market closures, the annualized savings represent the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not material.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Restructuring Charges – Three and Nine Months Ended September 30, 2015
During the three and nine months ended September 30, 2015, we recorded costs to implement of $.2 and $12.7, respectively, related to the $400M Cost Savings Initiative in selling, general and administrative expenses, in the Consolidated Statements of Operations. The costs consisted of the following:

•
implementation net benefit of $.3 during the three months ended September 30, 2015, largely related to professional service fees associated with our North America business in which we updated our estimates and reduced such accruals, and costs of $3.9 during the nine months ended September 30, 2015, primarily related to professional service fees associated with our North America business;

•	employee-related net charges of $.1 and $.5 , respectively, primarily associated with postretirement benefits and severance benefits;

•	accelerated depreciation of $.3 and $2.6, respectively, associated with the closure and rationalization of certain facilities; and

•	contract termination and other net charges of $.1 and $5.7, respectively, primarily related to the costs associated with the closure of a North America distribution center.
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2015.
Restructuring Charges – Three Months and Nine Months Ended September 30, 2014
During the three and nine months ended September 30, 2014, we recorded costs to implement of $2.4 and $75.5, respectively, related to the $400M Cost Savings Initiative in selling, general and administrative expenses, in the Consolidated Statements of Operations. The costs consisted of the following:

•
employee-related net benefit of $3.0 during the three months ended September 30, 2014, primarily associated with postretirement benefits, and net charge of $46.5 during the nine months ended September 30, 2014, primarily associated with severance benefits;

•
contract termination and other net benefit of $.5 and net charge of $7.0, respectively, primarily related to costs associated with the closure of the France market and the exit of the Service Model Transformation ("SMT") facility;

•	accelerated depreciation of $1.9 and $3.8, respectively, associated with the closure and rationalization of certain facilities and other assets;

•	charges of $.1 and $3.8, respectively, primarily related to the accumulated foreign currency translation adjustments associated with the closure of the France market; and

•	implementation costs of $3.9 and $8.8, respectively, primarily related to professional service fees associated with our North America business.
The liability balance for the $400M Cost Savings Initiative as of September 30, 2015 is as follows:

	Employee- Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2014	$50.1	$.5	$50.6
2015 charges	4.3	5.7	10.0
Adjustments	(3.8)	—	(3.8)
Cash payments	(30.3)	(5.9)	(36.2)
Non-cash write-offs	(1.9)	—	(1.9)
Foreign exchange	(1.5)	(.1)	(1.6)
Balance at September 30, 2015	$16.9	$.2	$17.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory/Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to date	$168.1	$.7	.2	$18.7	$187.7
Estimated charges to be incurred on approved initiatives	—	2.2	—	.3	2.5
Total expected charges on approved initiatives	$168.1	$2.9	$.2	$19.0	$190.2
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	North America	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$18.0	$12.9	$3.6	$48.5
2013	11.1	15.6	5.3	1.3	17.7	51.0
2014	24.5	19.9	14.0	6.5	17.1	82.0
First Quarter 2015	(.4)	.1	1.6	.6	(.3)	1.6
Second Quarter 2015	—	.2	4.9	(.1)	(.6)	4.4
Third Quarter 2015	(.5)	(1.0)	1.9	(.2)	—	.2
Charges incurred to date	47.6	35.9	45.7	21.0	37.5	187.7
Estimated charges to be incurred on approved initiatives	(.3)	—	2.5	.3	—	2.5
Total expected charges on approved initiatives	$47.3	$35.9	$48.2	$21.3	$37.5	$190.2
As noted previously, we expect our total costs to implement restructuring to be approximately $245 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will continue to incur other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.
Other Restructuring Initiatives
During the three and nine months ended September 30, 2015, we recorded net charges of $.5 and $.4, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009 and the restructuring initiative launched in 2012 (the "Other Restructuring Initiatives"), each of which are substantially complete. During the three and nine months ended September 30, 2014, we recorded total costs to implement of $.1 and $.9, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the Other Restructuring Initiatives. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of contract termination costs, as of September 30, 2015 is not material.
12. GOODWILL AND INTANGIBLE ASSETS
As a result of the sale of Liz Earle in July 2015, we disposed of goodwill and other intangible assets, net of $124.3 and $28.2, respectively. Other intangible assets, net included indefinite-lived trademarks of $23.6, licensing agreements of $3.0 and customer relationships of $1.6. See Note 3, Divestitures for additional information.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2014	$90.7	$156.0	$85.0	$331.7
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2014	$90.7	$156.0	$2.6	$249.3

Changes during the period ended September 30, 2015:
Divestitures	$—	$(124.3)	$—	$(124.3)
Foreign exchange	(21.2)	(3.9)	—	(25.1)

Gross balance at September 30, 2015	$69.5	$27.8	$85.0	$306.6
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at September 30, 2015	$69.5	$27.8	$2.6	$99.9
Other intangible assets

	September 30, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$21.7	$(21.7)	$33.0	$(31.1)
Licensing agreements	26.4	(26.4)	43.4	(39.9)
Noncompete agreements	6.3	(6.3)	7.2	(7.2)
Indefinite-Lived Trademarks	—	—	23.6	—
Total	$54.4	$(54.4)	$107.2	$(78.2)
Aggregate amortization expense was not material for the nine months ended September 30, 2015 and 2014.
13. FAIR VALUE
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	3.3	3.3
Total	$2.8	$3.3	$6.1
Liabilities:
Foreign exchange forward contracts	$—	$3.3	$3.3
Total	$—	$3.3	$3.3
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.7	$—	$2.7
Foreign exchange forward contracts	—	.6	.6
Total	$2.7	.6	$3.3
Liabilities:
Foreign exchange forward contracts	$—	$5.0	$5.0
Total	$—	$5.0	$5.0
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2015 and December 31, 2014, respectively, consisted of the following:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.8	$2.8	$2.7	$2.7
Debt maturing within one year(1)	(117.2)	(117.2)	(137.1)	(137.1)
Long-term debt(1)	(2,196.3)	(1,717.8)	(2,463.9)	(2,242.5)
Foreign exchange forward contracts	—	—	(4.4)	(4.4)
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
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of September 30, 2015, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2015:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$3.3	Accounts payable	$3.3
Total derivatives not designated as hedges		$3.3		$3.3
Total derivatives		$3.3		$3.3

The following table presents the fair value of derivative instruments outstanding at December 31, 2014:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.6	Accounts payable	$5.0
Total derivatives not designated as hedges		$.6		$5.0
Total derivatives		$.6		$5.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. As of September 30, 2015, we do not have any interest-rate swap agreements. Approximately 5% of our debt portfolio at both September 30, 2015 and December 31, 2014 was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. For the three and nine months ended September 30, 2015, the net impact of the gain amortization was $3.6 and $10.9, respectively. For the three and nine months ended September 30, 2014, the net impact of the gain amortization was $3.5 and $10.7, respectively. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At September 30, 2015, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $39.1, and was classified within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. For the three and nine months ended September 30, 2015, the net impact of the gain amortization was $1.6 and $4.9, respectively. For the three and nine months ended September 30, 2014, the net impact of the gain amortization was $1.6 and $4.7, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At September 30, 2015, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $24.5, and was classified within long-term debt in the Consolidated Balance Sheets.
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2015, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $144.4 for various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and nine months ended September 30, 2015, we recorded a gain of $4.2 and a loss of $3.9, respectively, in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and nine months ended September 30, 2015, we recorded losses of $7.4 and $.1, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2014, we recorded losses of $5.1 and $5.2, respectively, in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2014, we recorded gains of $5.1 and $6.2, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
15. DEBT
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a new five-year $400.0 senior secured revolving credit facility (the “2015 revolving credit facility”). The Company terminated its previous $1 billion unsecured revolving credit facility (the “2013 revolving credit facility”) in June 2015 prior to its scheduled expiration in March 2017. There were no amounts drawn under the 2013 revolving credit facility on the date of termination and no early termination penalties were incurred. In the second quarter of 2015, $2.5 was recorded for the write-off of issuance costs related to the 2013 revolving credit facility. Borrowings under the 2015 revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. The 2015 revolving credit facility may be

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

used for general corporate purposes. As of September 30, 2015, there were no amounts outstanding under the 2015 revolving credit facility.
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
The 2015 revolving credit facility contains affirmative and negative covenants, which are customary for financings of this type, including, among other things, limits on the ability of the Company, AIO or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or merge, consolidate or dispose of all or substantially all its assets. In addition, the 2015 revolving credit facility contains customary events of default and cross-default provisions, as well as financial covenants (interest coverage and total leverage ratios). As of September 30, 2015, we were in compliance with our interest coverage and total leverage ratios under the 2015 revolving credit facility, and based on then applicable interest rates, the entire $400.0 2015 revolving credit facility could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. On August 10, 2015, we prepaid our 2.375% Notes at a prepayment price equal to 100% of the principal amount of $250.0, plus accrued interest of $3.1 and a make-whole premium of $5.0. In connection with the prepayment of our 2.375% Notes, we incurred a loss on extinguishment of debt of $5.5 in the third quarter of 2015 consisting of the $5.0 make-whole premium for the 2.375% Notes and the write-off of $.5 of debt issuance costs and discounts related to the initial issuance of the 2.375% Notes.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P in November 2014 to BB+ (Stable Outlook), in February 2015 to BB (Stable Outlook) and in June 2015 to B+ (Stable Outlook), and by Moody's in October 2014 to Ba1 (Stable Outlook) and in May 2015 to Ba3 (Negative Outlook) for senior unsecured debt, the interest rates on the 2013 Notes have increased by 1.75%, of which .75% was effective as of March 15, 2015 and 1.0% was effective as of September 15, 2015.
At September 30, 2015, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"), $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes") and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.
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
During the nine months ended September 30, 2015, revenue declined 19% compared to the prior-year period, primarily due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged. Constant $ revenue benefited from higher average order, which was offset by a 1% decrease in Active Representatives. The net impact of price and mix increased 4%, while units sold decreased 4%. Sales from the Beauty category decreased 19%, or increased 1% on a Constant $ basis. Sales from the Fashion & Home category decreased 16%, or was relatively unchanged on a Constant $ basis.
During the nine months ended September 30, 2015, foreign currency had a significant impact on our financial results. As the U.S. dollar has strengthened relative to currencies of key Avon markets, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our markets which have historically had higher operating margins experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $150, foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $200 (of which approximately $80 related to Venezuela, as discussed further below), and foreign exchange losses on our working capital (classified within other expense, net), which had an unfavorable impact of approximately $15 before tax.
In November 2015 we announced an internal reorganization of our management structure, including the combined management of Latin America and Europe, Middle East & Africa, which will be effective January 1, 2016. We are still evaluating the potential impact on our segment reporting for 2016.
As a result of the current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions during 2015 that we believe will reduce ongoing costs. See Note 11, Restructuring Initiatives, to the consolidated financial statements included herein for more information.
In July 2015, we sold Liz Earle Beauty Co. Limited (“Liz Earle”), and as a result, we expect Avon's Constant $ and reported revenue in the fourth quarter of 2015 to be negatively impacted by approximately 1 point. See Note 3, Divestitures, to the consolidated financial statements included herein for more information.
We have updated our full-year 2015 outlook, which includes our results for the nine months ended September 30, 2015, an updated estimate for additional negative impacts from foreign currency translation and transaction costs due to the continued strengthening of the U.S. dollar and an expected negative impact from recently enacted additional Value Added Tax ("VAT") in Brazil (which is in addition to an Industrial Production Tax ("IPI tax") law on cosmetics in Brazil, which went into effect in May 2015). We expect constant-dollar revenue to be relatively unchanged in 2015 as compared with 2014 (which includes the impact of the sale of Liz Earle noted above). However, revenue in reported dollars is expected to be negatively impacted by foreign currency translation, which is expected to have an approximate 19 point negative impact. We expect Constant-dollar Adjusted operating margin to be approximately 100 basis points lower than 2014, of which approximately 50 basis points is due to the IPI tax. In addition, the continued strengthening U.S. dollar is expected to cause a larger negative impact from foreign currency translation than originally anticipated on our Adjusted operating margin in reported dollars. As a result, we expect Adjusted operating margin in reported dollars to be down approximately 300 basis points as compared with 2014, primarily due

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

to the expected impact from foreign currency translation and transaction costs, the IPI tax and recently enacted additional VAT in Brazil.
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. As the SIMADI exchange represents the rate which better reflects the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates (the official rate and SICAD rate), we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. At February 12, 2015, the SIMADI exchange rate was approximately 170, as compared to the SICAD II exchange rate of approximately 50 that we used previously, which caused the recognition of a devaluation of approximately 70%. In addition, at February 12, 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to estimated fair value of approximately $16, which was recorded in the first quarter of 2015. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $17 to operating profit and net income relating to these non-monetary assets in the first, second and third quarters of 2015. We expect an additional negative impact of approximately $2 to operating profit and net income in the fourth quarter of 2015, relating to these non-monetary assets. In addition to the negative impact to operating margin, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities. See "Segment Review - Latin America" of this MD&A for further discussion of our Venezuela operations.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the consolidated financial statements included herein.
RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluations of Venezuelan currency in February 2015 and March 2014, combined with being designated as a highly inflationary economy ("Venezuelan special items"), 3) the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the Foreign Corrupt Practices Act ("FCPA") investigations ("FCPA accrual"), 4) the settlement charges associated with the U.S. pension plan ("Pension settlement charge"), 5) costs and charges related to the extinguishment of debt and the termination of our previous $1 billion revolving credit facility ("Debt-related items"), 6) the gain on sale of Liz Earle ("Liz Earle gain on sale") and, as it relates to our effective tax rate discussion, 7) the non-cash income tax adjustments

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

associated with our deferred tax assets recorded in 2015 ("Special tax items"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2015 and 2014 caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical U.S. dollar cost of the assets at the previous exchange rate and the revised exchange rate. In 2015 and 2014, the Venezuelan special items also include adjustments of approximately $11 and approximately $116, respectively, to reflect certain non-monetary assets at their net realizable value. In 2015, the Venezuelan special items also include an impairment charge of approximately $90 to reflect the write-down of the long-lived assets to their estimated fair value. In 2014, the devaluation was caused as a result of moving from the official exchange rate of 6.30 to the SICAD II exchange rate of approximately 50, and in 2015, the devaluation was caused as a result of moving from the SICAD II exchange rate of approximately 50 to the SIMADI exchange rate of approximately 170.
The Pension settlement charge includes the impact on the Consolidated Statements of Operations in the third quarter of 2015 and the second and third quarters of 2014 associated with the payments made to former employees who were vested and participated in the U.S. pension plan. Such payments fully settle our pension plan obligation to those participants who elected to receive such payment.
The Debt-related items include the impact on the Consolidated Statements of Operations in the third quarter of 2015 of the loss on extinguishment of debt caused by the make-whole premium and the write-off of debt issuance costs and discounts associated with the prepayment of our 2.375% Notes (as defined below in "Liquidity and Capital Resources"). The Debt-related items also include the impact during the second quarter of 2015 on other expense, net in the Consolidated Statements of Operations of $2.5 associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility.
The Liz Earle gain on sale includes the impact during 2015 on the Consolidated Statements of Operations due to the gain on sale of Liz Earle.
In addition, the effective tax rate discussion includes Special tax items which include the impact during 2015 on income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge in the first quarter of 2015 and a non-cash income tax benefit in the second quarter of 2015, each associated with valuation allowances, to adjust our U.S. deferred tax assets to an amount that was "more likely than not" to be realized. In the first quarter of 2015 the additional valuation allowance was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets, and in the second quarter of 2015 we released a portion of our valuation allowance due to the weakening of the U.S. dollar against currencies of some of our key markets. The Special tax items also include the impact during the third quarter of 2015 on income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge as a result of establishing a valuation allowance for the full amount of our U.S. deferred tax assets due to the impact of the continued strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies. Additionally, the Special tax items includes the impact during the third quarter of 2015 on income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge associated with valuation allowances, to adjust certain non-U.S. deferred tax assets to an amount that is "more likely than not" to be realized. The non-U.S. valuation allowance included an adjustment associated with Russia, which was primarily the result of lower earnings, which were significantly impacted by foreign exchange losses on working capital balances.
See Note 11, Restructuring Initiatives, Note 1, Accounting Policies, Note 7, Contingencies, Note 5, Employee Benefit Plans, Note 15, Debt, Note 3, Divestitures, and Note 6, Income Taxes, to the consolidated financial statements included herein, and "Segment Review - Latin America" and "Liquidity and Capital Resources" below for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	%/Point Change	2015	2014	%/Point Change
Total revenue	$1,666.9	$2,138.2	(22)%	$5,284.5	$6,510.4	(19)%
Cost of sales	652.7	813.9	(20)%	2,073.4	2,580.0	(20)%
Selling, general and administrative expenses	991.2	1,136.4	(13)%	3,133.9	3,700.2	(15)%
Operating profit	23.0	187.9	(88)%	77.2	230.2	(66)%
Interest expense	30.1	27.5	9%	89.7	83.7	7%
Loss on extinguishment of debt	5.5	—	*	5.5	—	*
Interest income	(3.6)	(3.8)	(5)%	(9.7)	(11.4)	(15)%
Other expense, net	29.4	19.8	48%	48.3	88.8	(46)%
Gain on sale of business	(46.2)	—	*	(44.9)	—	*
Net (loss) income attributable to Avon	$(697.0)	$91.4	*	$(815.5)	$(57.9)	*
Diluted (loss) earnings per share	$(1.58)	$.21	*	$(1.84)	$(.13)	*

Advertising expenses(1)	$34.0	$43.9	(23)%	$111.5	$123.1	(9)%

Gross margin	60.8%	61.9%	(1.1)	60.8%	60.4%	.4
Venezuelan special items	.3	.1	.2	.5	1.8	(1.3)
Adjusted gross margin	61.2%	62.0%	(.8)	61.3%	62.2%	(.9)

Selling, general and administrative expenses as a % of total revenue	59.5%	53.1%	6.4	59.3%	56.8%	2.5
CTI restructuring	—	(.1)	.1	(.8)	(1.2)	.4
Venezuelan special items	—	—	—	(1.7)	(.2)	(1.5)
FCPA accrual	—	—	—	—	(.7)	.7
Pension settlement charge	(1.4)	(.3)	(1.1)	(.5)	(.4)	(.1)
Adjusted selling, general and administrative expenses as a % of total revenue	58.0%	52.8%	5.2	56.3%	54.3%	2.0

Operating profit	$23.0	$187.9	(88)%	$77.2	$230.2	(66)%
CTI restructuring	.2	2.5		44.8	76.4
Venezuelan special items	5.7	2.0		118.3	135.7
FCPA accrual	—	—		—	46.0
Pension settlement charge	23.8	5.4		23.8	28.9
Adjusted operating profit	$52.7	$197.8	(73)%	$264.1	$517.2	(49)%

Operating margin	1.4%	8.8%	(7.4)	1.5%	3.5%	(2.0)
CTI restructuring	—	.1	(.1)	.8	1.2	(.4)
Venezuelan special items	.3	.1	.2	2.2	2.1	.1
FCPA accrual	—	—	—	—	.7	(.7)
Pension settlement charge	1.4	.3	1.1	.5	.4	.1
Adjusted operating margin	3.2%	9.3%	(6.1)	5.0%	7.9%	(2.9)

Change in Constant $ Adjusted operating margin(2)			(3.9)			(1.1)

Change in Active Representatives			(1)%			(1)%
Change in units sold			(6)%			(4)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are classified within selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended September 30, 2015
Revenue
During the three months ended September 30, 2015, revenue declined 22% compared to the prior-year period, primarily due to unfavorable foreign exchange. Constant $ revenue declined 2%. Constant $ revenue was negatively impacted by approximately 4 points due to taxes in Brazil from the combined impact of the recognition of VAT credits in 2014 along with a new IPI tax on cosmetics in 2015. Constant $ revenue was also negatively impacted by approximately 1 point as a result of the sale of Liz Earle which was completed in July 2015. Our Constant $ revenue benefited from growth in markets experiencing relatively high inflation (Venezuela and Argentina), as well as in Europe, Middle East & Africa, most significantly Eastern Europe (Russia and Ukraine), and was partially offset by revenue declines in North America and Asia Pacific, led by China. Constant $ revenue was negatively impacted by a 1% decrease in Active Representatives and lower average order. The decrease in Active Representatives was primarily due to North America and by markets experiencing relatively high inflation (Venezuela and Argentina). These decreases were partially offset by increases in Active Representatives in Europe, Middle East & Africa, most significantly Russia which was primarily due to continued sustained momentum in recruitment and retention, and Brazil. Average order was negatively impacted by the VAT credits in 2014, the new IPI tax on cosmetics in 2015 and the sale of Liz Earle. The net impact of price and mix increased 4%, driven by increases in all regions. The net impact of mix and price was primarily positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing. Units sold decreased 6%, primarily due to Latin America and North America.
On a category basis, our net sales and associated growth rates were as follows:

	Three Months Ended September 30,		%/Point Change
	2015	2014	US$	Constant $
Beauty:
Skincare	$470.5	$638.8	(26)%	(6)%
Fragrance	412.3	507.2	(19)	4
Color	289.0	371.5	(22)	—
Total Beauty	1,171.8	1,517.5	(23)	(1)
Fashion & Home:
Fashion	285.0	331.4	(14)	2
Home	174.4	210.1	(17)	5
Total Fashion & Home	459.4	541.5	(15)	3
Net sales	$1,631.2	$2,059.0	(21)	—
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 740 basis points and 610 basis points, respectively, compared to the same period of 2014. The decrease in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 110 basis points and 80 basis points, respectively, compared to the same period of 2014. The gross margin comparison was impacted by a higher negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $6 was recognized in the current-year period as compared to approximately $2 in the prior-year period, associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 80 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 230 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation;

•	a decrease of 70 basis points associated with the net impact of tax credits in Brazil recognized in revenue in 2014 that did not recur in 2015; and

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decrease of 30 basis points as a result of the IPI tax law on cosmetics in Brazil that went into effect in May 2015.
These items were partially offset by the following:

•
an increase of 170 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina); and

•
a increase of approximately 90 basis points due to lower supply chain costs, primarily benefiting from productivity initiatives, as well as from the timing of recognition of lower material costs in Europe, Middle East & Africa.

Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 640 basis points and 520 basis points, respectively, compared to the same period of 2014. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by the approximate $24 settlement charge recorded in the third quarter of 2015 as compared to the approximate $5 settlement charge recorded in the third quarter of 2014 associated with the payments made to former employees who were vested and participated in the U.S. pension plan, and lower CTI restructuring. See "Segment Review - North America" in this MD&A and Note 5, Employee Benefit Plans, to the consolidated financial statements included herein for a further discussion of the pension settlement charge, and Note 11, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The increase of 520 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of approximately 180 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•
an increase of 160 basis points due to higher expenses associated with employee incentive compensation plans, primarily due to the prior-year period which included a benefit from the reversal of accruals;

•	an increase of 110 basis points associated with the net impact of tax credits in Brazil recognized in revenue in 2014 that did not recur in 2015;

•	an increase of 90 basis points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax;

•	an increase of 90 basis points from higher Representative, sales leader and field expense, primarily in Brazil; and

•	an increase of 30 basis points from higher bad debt expense, primarily in Brazil.
These items were partially offset by the following:

•
an decrease of 140 basis points primarily due to lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount, which was partially offset by the inflationary impact on our expenses.

Other Expense
Interest expense increased by approximately $3 compared to the prior-year period, primarily due to the increase in the interest rates on the 2013 Notes (defined below) as a result of the long-term credit rating downgrades.
Interest income decreased by less than $1 compared to the prior-year period.
Loss on extinguishment of debt in the third quarter of 2015 was comprised of approximately $5 for the make-whole premium and approximately $1 for the write-off of debt issuance costs and discounts associated with the prepayment of our 2.375% Notes (as defined below in "Liquidity and Capital Resources"). Refer to Note 15, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Other expense, net, increased by approximately $10 compared to the prior-year period, primarily due to higher foreign exchange losses.
Gain on sale of business in the third quarter of 2015 was the result of the sale of Liz Earle in July 2015. Refer to Note 3, Divestitures, to the consolidated financial statements included herein for additional information regarding the sale of Liz Earle.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Effective Tax Rate
The effective tax rates in 2015 and 2014 were negatively impacted by the devaluations of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2015 was negatively impacted by an additional valuation allowance for deferred tax assets of approximately $650 in the U.S., which was due to the strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies. In addition, the effective tax rate in 2015 was negatively impacted by additional valuation allowances for deferred tax assets outside of the U.S. of approximately $15, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. The additional valuation allowances for deferred tax assets in 2015 caused income taxes to be significantly in excess of income before taxes. See Note 6, Income Taxes, to the consolidated financial statements included herein for additional information.
The Adjusted effective tax rate in 2015 was negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results.
Impact of Foreign Currency
During the third quarter of 2015, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $50, or approximately 220 basis points to Adjusted operating margin;

•	foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $55, or approximately 190 basis points to Adjusted operating margin; and

•	foreign exchange losses on our working capital (classified within other expense, net), which had an unfavorable impact of approximately $10 before tax.
Nine Months Ended September 30, 2015
Revenue
During the nine months ended September 30, 2015, revenue declined 19% compared to the prior-year period, primarily due to unfavorable foreign exchange. Constant $ revenue was relatively unchanged. Constant $ revenue was negatively impacted by approximately 2 points due to taxes in Brazil from the combined impact of the recognition of VAT credits in 2014 along with a new IPI tax on cosmetics which went into effect in May 2015. Our Constant $ revenue benefited from growth in markets experiencing relatively high inflation (Venezuela and Argentina) as well as in Europe, Middle East & Africa, most significantly Eastern Europe (Russia and Ukraine), and was partially offset by a revenue decline in North America. Constant $ revenue benefited from higher average order, which was partially offset by a 1% decrease in Active Representatives. The decrease in Active Representatives was primarily due to North America and by markets experiencing relatively high inflation (Venezuela and Argentina). These decreases were partially offset by increases in Active Representatives in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention. The net impact of price and mix increased 4%, driven by increases in all regions. The net impact of mix and price was primarily positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing. Units sold decreased 4%, primarily due to Latin America and North America.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a category basis, our net sales and associated growth rates were as follows:

	Nine Months Ended September 30,		%/Point Change
	2015	2014	US$	Constant $
Beauty:
Skincare	$1,552.0	$1,946.1	(20)%	(1)%
Fragrance	1,264.4	1,524.4	(17)	5
Color	939.3	1,167.9	(20)	—
Total Beauty	3,755.7	4,638.4	(19)	1
Fashion & Home:
Fashion	881.6	1,035.2	(15)	(1)
Home	546.2	666.9	(18)	2
Total Fashion & Home	1,427.8	1,702.1	(16)	—
Net sales	$5,183.5	$6,340.5	(18)	1
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 200 basis points and 290 basis points, respectively, compared to the same period of 2014. The decrease in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin increased 40 basis points and decreased 90 basis points, respectively, compared to the same period of 2014. The gross margin comparison was impacted by a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $27 was recognized in the current-year period as compared to approximately $120 in the prior-year period, primarily associated with adjustments to reflect certain non-monetary assets at their net realizable value. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 90 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 220 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation;

•	a decrease of 30 basis points associated with the net impact of tax credits in Brazil recognized in revenue in 2014 that did not recur in 2015; and

•	a decrease of 20 basis points as a result of the IPI tax law on cosmetics in Brazil that went into effect in May 2015.
These items were partially offset by the following:

•
an increase of 130 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina); and

•	a increase of approximately 40 basis points due to lower supply chain costs, primarily in Europe, Middle East & Africa which was largely due to lower overhead costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 250 basis points and 200 basis points, respectively, compared to the same period of 2014. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by an approximate $90 impairment charge recorded in 2015 to reflect the write-down of the long-lived assets to their estimated fair value associated with the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, the additional $46 accrual recorded in 2014 for the settlements related to the FCPA investigations that did not recur in 2015, the approximate $24 settlement charge recorded in the third quarter of 2015 and the $29 aggregate settlement charges recorded in the second and third quarters of 2014

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

associated with the payments made to former employees who were vested and participated in the U.S. pension plan, the higher negative impact in 2014 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as $1 was recognized in the current-year period as compared to $16 in the prior-year period, and lower CTI restructuring. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations, "Segment Review - North America" in this MD&A and Note 5, Employee Benefit Plans, to the consolidated financial statements included herein for a further discussion of the pension settlement charge, and Note 11, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The increase of 200 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of approximately 200 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•	an increase of 50 basis points associated with the net impact of tax credits in Brazil recognized in revenue in 2014 that did not recur in 2015;

•	an increase of 50 basis points from higher Representative, sales leader and field expense, primarily in Latin America;

•
an increase of 40 basis points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax; and

•
an increase of 40 basis points due to higher expenses associated with long-term employee incentive compensation plans as the prior-year period includes the benefit from the reversal of such accruals that did not recur in the current-year period.

These items were partially offset by the following:

•
a decrease of 150 basis points primarily due to lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount, which was partially offset by the inflationary impact on our expenses; and

•	a decrease of 30 basis points from lower bad debt expense.
Other Expense
Interest expense increased by approximately $6 compared to the prior-year period, primarily due to the increase in the interest rates on the 2013 Notes (defined below) as a result of the long-term credit rating downgrades.
Interest income decreased by approximately $2 compared to the prior-year period.
Loss on extinguishment of debt in the first nine months of 2015 was comprised of approximately $5 for the make-whole premium and approximately $1 for the write-off of debt issuance costs and discounts associated with the prepayment of our 2.375% Notes (as defined below in "Liquidity and Capital Resources"). Refer to Note 15, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Other expense, net, decreased by approximately $41 compared to the prior-year period, primarily due to a less significant impact from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting, as we recorded a benefit of approximately $4 in the first quarter of 2015 as compared to a loss of approximately $54 in the first quarter of 2014. The less significant impact from the devaluation of the Venezuelan currency was partially offset by higher foreign exchange losses, which increased by approximately $15 compared to the prior-year period. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
Gain on sale of business in the first nine months of 2015 was the result of the sale of Liz Earle in July 2015. Refer to Note 3, Divestitures, to the consolidated financial statements included herein for additional information regarding the sale of Liz Earle.
Effective Tax Rate
The effective tax rates in 2015 and 2014 were negatively impacted by the devaluations of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2015 was also negatively impacted by additional valuation allowances for U.S. deferred tax assets of approximately $650 and $31 which were recorded in the third and first quarters of 2015, respectively, partially offset by a partial release of a valuation allowance for deferred tax assets of approximately $3 which was recorded in the second quarter of 2015. The additional valuation allowances in the third and first quarters of 2015 was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

associated with the realization of our deferred tax assets. The partial release of the valuation allowance in the second quarter of 2015 was due to the weakening of the U.S. dollar against currencies of some of our key markets. In addition, the effective tax rate in 2015 was negatively impacted by additional valuation allowances for deferred tax assets outside of the U.S. of approximately $15, primarily in Russia, which was recorded in the third quarter of 2015, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. The additional valuation allowances for deferred tax assets in 2015 caused income taxes to be significantly in excess of income before taxes. The effective tax rate in 2014 was also negatively impacted by the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the FCPA investigations. See Note 6, Income Taxes, to the consolidated financial statements included herein for additional information.
The Adjusted effective tax rate was negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results.
Impact of Foreign Currency
During the first nine months of 2015, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $150, or approximately 230 basis points to Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $200 (of which approximately $80 related to Venezuela), or approximately 190 basis points to Adjusted operating margin; and

•	foreign exchange losses on our working capital (classified within other expense, net), which had an unfavorable impact of approximately $15 before tax.
See "Segment Review - Latin America" of this MD&A for further discussion of our Venezuela operations.
Segment Review
Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2015	2014	US$	Constant $	2015	2014	US$	Constant $
Total revenue	$790.9	$1,067.2	(26)%	1%	$2,481.2	$3,187.7	(22)%	2%
Operating profit	34.7	142.3	(76)%	(47)%	55.6	196.9	(72)%	(16)%
CTI restructuring	(.6)	.2			2.0	18.0
Venezuelan special items	5.7	2.0			118.3	135.7
Adjusted operating profit	$39.8	$144.5	(72)%	(47)%	$175.9	$350.6	(50)%	(20)%

Operating margin	4.4%	13.3%	(8.9)	(6.1)	2.2%	6.2%	(4.0)	(1.7)
CTI restructuring	(.1)	—			.1	.6
Venezuelan special items	.7	.2			4.8	4.3
Adjusted operating margin	5.0%	13.5%	(8.5)	(6.0)	7.1%	11.0%	(3.9)	(2.2)

Change in Active Representatives				(2)%				(2)%
Change in units sold				(6)%				(4)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2015
Total revenue decreased 26% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real. On a Constant $ basis, revenue increased 1%, despite the growth rate being negatively impacted by approximately 8 points due to taxes in Brazil from the combined impact of the recognition of VAT credits in 2014 along with a new IPI tax on cosmetics in 2015. Specifically, during 2014, we recognized $42 in Brazil for expected VAT recoveries which did not recur in 2015, and as such, there was an

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

approximate 4 point negative impact on the region’s Constant $ growth rate. In addition, an IPI tax law on cosmetics in Brazil went into effect in May 2015 and has caused an estimated 4 points negative impact on the region's Constant $ revenue growth. The region's Constant $ revenue benefited from higher average order, which was partially offset by a decrease in Active Representatives. The region's Constant $ revenue and higher average order were positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, while Active Representatives for the region was negatively impacted by these markets. Average order was negatively impacted by the impact of taxes in Brazil. Revenue in Brazil decreased 42%, unfavorably impacted by foreign exchange, or decreased 10% on a Constant $ basis. Revenue in Mexico decreased 20%, unfavorably impacted by foreign exchange, or was relatively unchanged on a Constant $ basis.
Brazil’s Constant $ revenue decline of 10% was negatively impacted by approximately 16 points due to the combined impact of the VAT credits in 2014 and the IPI tax in 2015 discussed above. The negative impact of these tax items were partially offset by an increase in Active Representatives. On a Constant $ basis, Brazil’s sales from Beauty products decreased 5%, negatively impacted by the IPI tax. This negative impact on Beauty sales was partially offset by increased sales of fragrance, which benefited from our alliance with Coty. The IPI tax also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the new tax. On a Constant $ basis, Brazil's sales from Fashion & Home products increased 2%. Brazil continues to be impacted by a difficult economic environment as well as high levels of competition. Constant $ revenue was relatively unchanged in Mexico, as higher average order was offset by a decrease in Active Representatives.
Operating margin was negatively impacted by .5 points as compared to the prior-year period due to the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin also benefited by .1 point as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 8.5 points, or 6.0 points on a Constant $ basis, primarily as a result of:

•	a decline of 3.5 points associated with the net impact of tax credits in Brazil recognized in revenue in 2014, discussed above;

•	a decline of 2.2 points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax;

•
a decline of 1.2 points from higher Representative, sales leader and field expense. This was primarily in Brazil and includes .6 points as a result of out-of-period adjustments which benefited the prior-year period as was also due to higher incentive levels achieved;

•	a decline of .4 points from higher bad debt expense, primarily in Brazil;

•
a net benefit of 1.3 points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. This includes a reduction of corporate expenses, which are allocated from Global, partially offset by the inflationary impact on our expenses; and

•
gross margin benefited only slightly compared to the prior year period, as 2.1 points from the favorable net impact of mix and pricing, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina), was largely offset by 2.0 points from the unfavorable impact of foreign currency.

Nine Months Ended September 30, 2015
Total revenue decreased 22% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Venezuelan currency devaluation. See below for further discussion regarding the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue increased 2%, despite the growth rate being negatively impacted by approximately 4 points due to taxes in Brazil from the combined impact of the recognition of VAT credits in 2014 along with a new IPI tax on cosmetics in 2015. Specifically, during 2014, we recognized $60 in Brazil for expected VAT recoveries which did not recur in 2015, and as such, there was an approximate 2 point negative impact on the region’s Constant $ growth rate. In addition, an IPI tax law on cosmetics in Brazil went into effect in May 2015 and has caused an estimated 2 points negative impact on the region's Constant $ revenue growth. The region's Constant $ revenue growth benefited from higher average order, which was partially offset by a decrease in Active Representatives. The region's Constant $ revenue growth and higher average order were positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, while Active Representatives was negatively impacted by these markets. Average order was negatively impacted by the impact of taxes in Brazil. Revenue in Brazil decreased 31%, unfavorably impacted by foreign exchange, or decreased 6% on a Constant $ basis. Revenue in Mexico declined 15%, unfavorably impacted by foreign exchange, or was relatively unchanged on a Constant $ basis.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Brazil’s Constant $ revenue decline of 6% was negatively impacted by approximately 8 points due to the combined impact of the VAT tax credits in 2014 and the IPI tax in 2015 discussed above. The negative impact of these tax items were partially offset by an increase in Active Representatives. On a Constant $ basis, Brazil’s sales from Beauty products decreased 3%, negatively impacted by the IPI tax. This negative impact on Beauty sales was partially offset by increased sales of fragrance, which benefited from our alliance with Coty, as well as from new product launches during the first quarter of 2015. The IPI tax also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the new tax. On a Constant $ basis, Brazil's sales from Fashion & Home products increased 3%. Brazil continues to be impacted by a difficult economic environment as well as high levels of competition. Constant $ revenue was relatively unchanged in Mexico.
Operating margin was negatively impacted by .5 points as compared to the prior-year period due to the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin also benefited by .5 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 3.9 points, or 2.2 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.7 points associated with the net impact of tax credits in Brazil recognized in revenue in 2014, discussed above;

•	a decline of 1.2 points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax;

•	a decline of .4 points from higher Representative, sales leader and field expense;

•	a decline of .3 points from higher advertising spend, primarily in Brazil associated with new product launches;

•
a net benefit of .7 points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. This includes a reduction of corporate expenses, which are allocated from Global, partially offset by the inflationary impact on our expenses;

•
a benefit of .4 points due to higher gross margin caused primarily by 2.0 points from the favorable net impact of mix and pricing, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina), partially offset by 1.8 points from the unfavorable impact of foreign currency transaction losses; and

•	a benefit of .3 points from lower bad debt expense, primarily in Brazil.
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
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. The SICAD I and SICAD II markets merged to create a single foreign exchange system, referred to as the SICAD exchange ("SICAD"). At September 30, 2015, the SICAD exchange rate was approximately 13. The Venezuelan government has indicated that all companies incorporated or domiciled in Venezuela in all sectors will be allowed to obtain U.S. dollars through the SIMADI market. The exchange rates established through the SIMADI market fluctuate and have been significantly higher than both the official rate and SICAD rate. In March 2015, we began to access the SIMADI market and have been able to obtain only limited U.S. dollars. While liquidity is limited through the SIMADI market, in comparison to the other available exchange rates (the official rate and SICAD rate), it represents the rate which better reflects the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015.
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
Additionally, certain non-monetary assets are carried at their historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2015 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their historical U.S. dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $17 to operating profit and net income relating to these non-monetary assets in the first, second and third quarters of 2015. We expect an additional negative impact of approximately $2 to operating profit and net income in the fourth quarter of 2015, relating to these non-monetary assets.
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
At September 30, 2015, the SIMADI exchange rate was approximately 200, and we had an immaterial net asset position associated with our operations in Venezuela. During the first nine months of 2015, Avon Venezuela (using an average exchange rate which included SICAD II exchange rates in the first part of the first quarter and SIMADI exchange rates in the latter part of the first quarter and the entire second and third quarters) represented less than 1% of Avon’s consolidated revenue and less than 3% of Avon’s consolidated Adjusted operating profit. While the rate in the SIMADI market will vary throughout the year, the ongoing impacts primarily related to the remeasurement of Avon Venezuela's financial statements are not expected to have a material impact on Avon's consolidated results.
Argentina Discussion
In late 2011, the Argentine government introduced restrictive foreign currency exchange controls. Unless foreign exchange is made more readily available at the official exchange rate, Avon Argentina's operations may be negatively impacted. At September 30, 2015, we had a net asset position of approximately $114 associated with our operations in Argentina, including cash of approximately $58. During the first nine months of 2015, Avon Argentina represented approximately 6% of Avon’s consolidated revenue and approximately 17% of Avon’s consolidated Adjusted operating profit.
To illustrate our sensitivity to potential future changes in the exchange rate in Argentina, if the exchange rate was devalued by approximately 50% from the average exchange rate of Argentina's first nine months of 2015 results, and using the first nine months of 2015 results, Avon's annualized consolidated revenues would likely be negatively impacted by approximately 3% and annualized consolidated Adjusted operating profit would likely be negatively impacted by approximately 7% prospectively.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

This sensitivity analysis was performed assuming no operational improvements occurred to offset the negative impact of a devaluation.
As of September 30, 2015, we did not account for Argentina as a highly inflationary economy. As a result, any potential devaluation would not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.
Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2015	2014	US$	Constant $	2015	2014	US$	Constant $
Total revenue	$499.2	$620.0	(19)%	3%	$1,602.8	$1,932.9	(17)%	6%
Operating profit	48.1	55.5	(13)%	32%	139.6	199.7	(30)%	6%
CTI restructuring	(1.6)	(.4)			4.2	17.2
Adjusted operating profit	$46.5	$55.1	(16)%	29%	$143.8	$216.9	(34)%	(2)%

Operating margin	9.6%	9.0%	.6	2.2	8.7%	10.3%	(1.6)	—
CTI restructuring	(.3)	(.1)			.3	.9
Adjusted operating margin	9.3%	8.9%	.4	1.9	9.0%	11.2%	(2.2)	(.7)

Change in Active Representatives				5%				6%
Change in units sold				—%				4%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2015
Total revenue decreased 19% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange, most significantly the strengthening of the U.S. dollar relative to the Russian ruble, and to a lesser extent, due to the sale of Liz Earle. On a Constant $ basis, revenue grew 3%, primarily driven by Eastern Europe, partially offset by the United Kingdom. The region's Constant $ revenue was negatively impacted by approximately 3 points as a result of the sale of Liz Earle. The increase in Active Representatives drove the region's Constant $ revenue growth.
In Russia, revenue declined 29%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 22%, due to an increase in Active Representatives which continued to benefit from sustained momentum in recruiting and retention, and higher average order which was driven by pricing. Given the economic environment in Russia, we have taken a deliberate approach to pricing aimed at keeping the Representatives and consumers engaged. In the United Kingdom, revenue declined 15%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 9%, primarily due to a decrease in Active Representatives, and to a lesser extent, lower average order. In Turkey, revenue declined 23%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue grew 1%. In South Africa, revenue declined 2%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 18%, due to an increase in Active Representatives and higher average order.
Operating margin was benefited by .2 points as compared to the prior-year period due to a larger impact from CTI restructuring. Adjusted operating margin increased .4 points, or 1.9 points on a Constant $ basis, primarily as a result of:

•
a net benefit of 1.6 points primarily due to the Constant $ revenue growth with respect to our fixed expenses. This was also partly caused by a reduction of corporate expenses, which are allocated from Global, partially offset by higher expenses associated with employee incentive compensation plans;

•
a benefit of .6 points due to higher gross margin caused primarily by 1.8 points from lower supply chain costs and 1.6 points from the favorable net impact of mix and pricing, driven by Eastern Europe. Supply chain costs benefited from the timing of recognition of lower material costs, as well as lower overhead costs which were attributable to increased productivity. These benefits were partially offset by an estimated 3 points from the unfavorable impact of foreign currency transaction losses;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decline of 1.0 point from higher Representative, sales leader and field expense; and

•	various other insignificant items that contributed to the increase in Adjusted operating margin.
As a result of the sale of Liz Earle in July 2015, we expect the region's Constant $ revenue in the fourth quarter of 2015 to be negatively impacted by approximately 4 points.
Nine Months Ended September 30, 2015
Total revenue decreased 17% compared to the prior-year period, due to the unfavorable impact from foreign exchange including the strengthening of the U.S. dollar relative to the Russian ruble, and to a lesser extent, due to the sale of Liz Earle. On a Constant $ basis, revenue grew 6%, primarily driven by Eastern Europe. The region's Constant $ revenue was negatively impacted by approximately 1 point as a result of the sale of Liz Earle. The increase in Active Representatives drove the region's Constant $ revenue growth.
In Russia, revenue declined 28%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 21%, primarily due to an increase in Active Representatives which benefited from sustained momentum in recruiting and retention. In the United Kingdom, revenue declined 11%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 4%, primarily due to a decrease in Active Representatives, which was partially offset by higher average order in the first half of 2015. In Turkey, revenue declined 16%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue grew 2%. In South Africa, revenue grew 1%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 16%, primarily due to an increase in Active Representatives and higher average order.
Operating margin benefited by .6 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 2.2 points, or .7 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.0 points due to lower gross margin caused primarily by an estimated 4 points from the unfavorable impact of foreign currency transaction losses, partially offset by approximately 1.1 points from lower supply chain costs and .8 points from the favorable net impact of mix and pricing. Supply chain costs benefited as a result of lower obsolescence, and lower overhead costs which were attributable to increased productivity. The favorable net impact of mix and pricing was primarily driven by Eastern Europe;

•	a decline of .7 points from higher Representative, sales leader and field expense;

•	a net benefit of 1.6 points primarily due to the Constant $ revenue growth with respect to our fixed expenses and a reduction of corporate expenses, which are allocated from Global; and

•	various other insignificant items that partially offset the decrease in Adjusted operating margin.
North America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2015	2014	US$	Constant $	2015	2014	US$	Constant $
Total revenue	$230.6	$276.7	(17)%	(15)%	$731.3	$876.5	(17)%	(15)%
Operating loss	(27.5)	(18.3)	(50)%	(56)%	(46.9)	(54.1)	13%	11%
CTI restructuring	2.2	1.8			17.0	17.4
Pension settlement charge	17.6	4.0			17.6	21.4
Adjusted operating loss	$(7.7)	$(12.5)	38%	34%	$(12.3)	$(15.3)	20%	13%

Operating margin	(11.9)%	(6.6)%	(5.3)	(5.5)	(6.4)%	(6.2)%	(.2)	(.4)
CTI restructuring	1.0	.7			2.3	2.0
Pension settlement charge	7.6	1.4			2.4	2.4
Adjusted operating margin	(3.3)%	(4.5)%	1.2	1.0	(1.7)%	(1.7)%	—	—

Change in Active Representatives				(13)%				(15)%
Change in units sold				(24)%				(23)%
Amounts in the table above may not necessarily sum due to rounding.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended September 30, 2015
Total revenue decreased 17%, or 15% on a Constant $ basis, compared to the prior-year period, primarily due to a decrease in Active Representatives. Sales from Beauty products declined 18%, or 17% on a Constant $ basis. Sales from Fashion & Home products declined 15%, or 13% on a Constant $ basis.
Operating margin was negatively impacted by 6.2 points from the larger impact of the settlement charge associated with the U.S. pension plan in 2015 as compared to 2014, as discussed in more detail below. Operating margin was negatively impacted by .3 points as compared to the prior-year period due to a larger impact from CTI restructuring. Adjusted operating margin increased 1.2 points, or 1.0 point on a Constant $ basis, primarily as a result of:

•
a benefit of 1.7 points due to higher gross margin caused primarily by 1.6 points from the favorable net impact of mix and pricing and .8 points from lower supply chain costs, partially offset by .4 points from the unfavorable impact of foreign currency transaction losses associated with Canada. Supply chain costs benefited largely due to productivity initiatives;

•	a benefit of .8 points due to lower bad debt expense;

•	a benefit of .6 points due to lower Representative and sales leader expense;

•	a benefit of .5 points due to lower distribution expenses primarily resulting from our cost savings initiatives;

•
a net decline of 2.0 points from the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount;

•	a decline of 1.0 point due to higher advertising spend to increase product and brand awareness and to support lead generation; and

•	various other insignificant items that contributed to the increase in Adjusted operating margin.
As a result of the lump-sum payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, in the third quarter of 2015, we recorded a settlement charge of approximately $24. These lump sum payments were made from our plan assets and are not the result of a specific offer to participants of our U.S. defined benefit pension plan as described below. This settlement charge was allocated between Global Expenses and the operating results of North America. As the settlement threshold was exceeded in the third quarter of 2015, a settlement charge will likely required to be recognized in the fourth quarter of 2015. We estimate the future settlement charge to be approximately $5. The actual amount of the settlement charge will be dependent upon the actual number of lump-sum payments made and other factors contributing to the remeasurement of the U.S. pension plan assets and obligations, including the discount rate and actual return on plan assets.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who were vested and participated in the U.S. defined benefit pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of approximately $24. As the settlement threshold was exceeded in the second quarter of 2014, a settlement charge of approximately $5 was also recorded in the third quarter of 2014 as a result of additional payments from our U.S. pension plan. These settlement charges were allocated between Global Expenses and the operating results of North America.
While we continue to expect the fourth quarter of 2015 to be profitable, and expect our full year 2015 Adjusted operating profit to be in the range of break-even, it may not be enough to be profitable for the full year given the latest trends which include pressure from foreign currency transaction costs in our Canadian business.
Nine Months Ended September 30, 2015
Total revenue decreased 17%, or 15% on a Constant $ basis, compared to the prior-year period, primarily due to a decrease in Active Representatives. Sales from Beauty products declined 16%, or 15% on a Constant $ basis. Sales from Fashion & Home products declined 18%, or 16% on a Constant $ basis.
Operating margin was impacted in both 2015 and 2014 due to the settlement charges associated with the U.S. pension plan, as discussed in more detail above. Operating margin was negatively impacted by .3 points as compared to the prior-year period due to a larger impact from CTI restructuring. Adjusted operating margin was relatively unchanged on both a reported and Constant $ basis, primarily as a result of:

•	a decline of 1.3 points due to higher advertising spend to increase product and brand awareness and to support lead generation;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
a net decline of .8 points from the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount;

•	a benefit of .8 points due to lower bad debt expense;

•	a benefit of .7 points due to lower net brochure costs, which was primarily as a result of cost savings initiatives; and

•	a benefit of .4 points due to lower Representative and sales leader expense.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2015	2014	US$	Constant $	2015	2014	US$	Constant $
Total revenue	$146.2	$174.3	(16)%	(8)%	$469.2	$513.3	(9)%	(3)%
Operating profit	9.4	9.0	4%	28%	26.8	15.6	72%	*
CTI restructuring	.2	—			10.2	2.9
Adjusted operating profit	$9.6	$9.0	7%	29%	$37.0	$18.5	*	*

Operating margin	6.4%	5.2%	1.2	1.9	5.7%	3.0%	2.7	3.0
CTI restructuring	.1	—			2.2	.6
Adjusted operating margin	6.6%	5.2%	1.4	2.0	7.9%	3.6%	4.3	4.5

Change in Active Representatives				(2)%				(3)%
Change in units sold				(10)%				(6)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2015
Total revenue decreased 16% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 8%, as growth in the Philippines was more than offset by declines in other Asia Pacific markets, led by China which declined 43%, or 42% on a Constant $ basis. The region's Constant $ revenue decline was primarily due to lower average order. Revenue in the Philippines decreased 1%, or increased 4% on a Constant $ basis, primarily due to an increase in Active Representatives, as well as continued strength in Fashion & Home.
Operating margin was negatively impacted by .1 point as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 1.4 points, or 2.0 points on a Constant $ basis, primarily as a result of:

•	a benefit of 2.0 points due to lower advertising spend, primarily in China;

•
a benefit of .8 points due to higher gross margin caused primarily by 1.6 points from lower supply chain costs, which benefited as a result of lower overhead costs and were partially offset by higher obsolescence. Lower supply chain costs were partially offset by .6 points from the unfavorable impact of foreign currency transaction losses;

•	a benefit of .4 points with respect to transportation expenses primarily resulting from our cost savings initiatives;

•	a decline of 1.3 points from higher bad debt expense primarily due to an adjustment regarding the collectibility of our receivables in the prior-year period; and

•
a net decline of .3 points from the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses. Lower fixed expenses primarily resulted from our cost savings initiatives, mainly reductions in headcount, and a reduction of corporate expenses, which are allocated from Global, and were partially offset by higher expenses associated with employee incentive compensation plans.

Nine Months Ended September 30, 2015
Total revenue decreased 9% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 3%, as growth in the Philippines was more than offset by declines in other Asia Pacific markets, led by China. A decrease in Active Representatives was partially offset by higher average order in the region. Revenue in the Philippines increased 4%, or 6% on a Constant $ basis, primarily due to higher average order, as a result of strength in Fashion & Home.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Operating margin was negatively impacted by 1.6 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 4.3 points, or 4.5 points on a Constant $ basis, primarily as a result of:

•
a net benefit of 2.6 points primarily due to lower fixed expenses, which primarily resulted from our cost savings initiatives, mainly reductions in headcount, and to a lesser extent, a reduction of corporate expenses, which are allocated from Global. Partially offsetting the lower fixed expenses was the unfavorable impact of declining revenue with respect to our fixed expenses;

•	a benefit of 1.0 point due to lower advertising spend; and

•
a benefit of .5 points due to higher gross margin caused primarily by 1.5 points from lower supply chain costs, which benefited as a result of lower overhead costs, partially offset by .6 points from the unfavorable net impact of mix and pricing and .4 points from the unfavorable impact of foreign currency transaction losses.

Global Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Total global expenses	$126.0	$105.0	20%	$351.1	$444.0	(21)%
CTI restructuring	—	.9		11.4	20.9
FCPA accrual	—	—		—	46.0
Pension settlement charge	6.2	1.4		6.2	7.5
Adjusted total global expenses	$119.8	$102.7	17%	$333.5	$369.6	(10)%
Allocated to segments	(84.3)	(104.4)	(19)%	(253.2)	(316.1)	(20)%
Adjusted net global expenses	$35.5	$(1.7)	*	$80.3	$53.5	50%

Net global expenses(1)	$41.7	$.6	*	$97.9	$127.9	(23)%
* Calculation not meaningful
(1) Net global expenses represents total global expenses less amounts allocated to segments.
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2015
The comparability of total global expenses was impacted by higher settlement charges associated with the U.S. defined benefit pension plan, and by lower CTI restructuring. See "Segment Review - North America" in this MD&A for a further discussion of the settlement charges.
Adjusted total global expenses increased compared to the prior-year period primarily as a result of higher expenses associated with employee incentive compensation plans, partially offset by cost savings initiatives. Higher expenses associated with employee incentive compensation plans were primarily due to the third quarter of 2014 as we had updated our estimates associated with employee incentive compensation plans and reversed a portion of such accruals during the prior year period. Amounts allocated to segments decreased compared to the prior-year period primarily due to lower planned corporate expenses, primarily as a result of our cost savings initiatives.
Nine Months Ended September 30, 2015
The comparability of total global expenses was impacted by the $46 accrual for the settlements related to the FCPA investigations, lower CTI restructuring and lower settlement charges associated with the U.S. defined benefit pension plan. See "Segment Review - North America" in this MD&A for a further discussion of the settlement charges.
Adjusted total global expenses decreased compared to the prior-year period primarily as a result of cost savings initiatives, partially offset by higher expenses associated with long-term employee incentive compensation plans as the prior-year period includes the benefit from the reversal of such accruals that did not recur in the current-year period. Amounts allocated to segments decreased compared to the prior-year period primarily due to lower planned corporate expenses, primarily as a result of our cost savings initiatives.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At September 30, 2015, we had cash and cash equivalents totaling approximately $587, which includes cash balances associated with our Argentina operations amounting to approximately $58. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to currency restrictions, see "Segment Review - Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" contained in our 2014 Form 10-K.
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
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 7, Contingencies, to the consolidated financial statements included herein. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained in this report.
Cash Flows
Net Cash (Used) Provided by Operating Activities
Net cash used by operating activities during the first nine months of 2015 was approximately $97, as compared to net cash provided of $126 during the first nine months of 2014. The approximate $223 decrease to net cash (used) provided by operating activities was primarily due to lower cash-related earnings, which were impacted by the unfavorable impact of foreign currency translation, and the $67 payment to the U.S. Securities and Exchange Commission ("SEC") in connection with the FCPA settlement. Lower operating tax (such as VAT and IPI) net payments, primarily in Brazil, the contribution to the U.S. pension plan in 2014 of $35, which did not recur in 2015, and lower payments for employee incentive compensation in 2015 as compared to 2014, partially offset these items.
Net Cash Provided (Used) by Investing Activities
Net cash provided by investing activities during the first nine months of 2015 was approximately $136, as compared to net cash used of $86 during the first nine months of 2014. The approximate $222 increase to net cash provided (used) by investing activities was primarily due to the net proceeds on the sale of Liz Earle of approximately $208, which was partially offset by lower capital expenditures. Capital expenditures for the full year 2015 are estimated to be approximately $90 to $110 and are expected to be funded by cash from operations.
Net Cash Used by Financing Activities
Net cash used by continuing financing activities during the first nine months of 2015 was approximately $190 higher than during the first nine months of 2014 primarily due to the prepayment of $250 principal amount of our 2.375% Notes (as defined below) in the third quarter of 2015, partially offset by the repayment of the remaining $53 outstanding principal amount of a term loan agreement in the second quarter of 2014. See Note 15, Debt, to the consolidated financial statements included herein for more information.
We have maintained a quarterly dividend of $.06 per share for the first nine months of 2015, which was equivalent to our quarterly dividends throughout 2014.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a new five-year $400.0 senior secured revolving credit facility (the “2015 revolving credit facility”). The Company terminated its previous $1 billion unsecured revolving credit facility (the “2013 revolving credit facility”) in June 2015 prior to its scheduled expiration in March 2017. There were no amounts drawn under the 2013 revolving credit facility on the date of termination and no early termination penalties were incurred. In the second quarter of 2015, $2.5 was recorded for the write-off of issuance costs related to the 2013 revolving credit facility. Borrowings under the 2015 revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. The 2015 revolving credit facility may be used for general corporate purposes. As of September 30, 2015, there were no amounts outstanding under the 2015 revolving credit facility.
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
The 2015 revolving credit facility contains affirmative and negative covenants, which are customary for financings of this type, including, among other things, limits on the ability of the Company, AIO or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or merge, consolidate or dispose of all or substantially all its assets. In addition, the 2015 revolving credit facility contains customary events of default and cross-default provisions, as well as financial covenants (interest coverage and total leverage ratios). As of September 30, 2015, we were in compliance with our interest coverage and total leverage ratios under the 2015 revolving credit facility, and based on then applicable interest rates, the entire $400.0 2015 revolving credit facility could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. On August 10, 2015, we prepaid our 2.375% Notes at a prepayment price equal to 100% of the principal amount of $250.0, plus accrued interest of $3.1 and a make-whole premium of $5.0. In connection with the prepayment of our 2.375% Notes, we incurred a loss on extinguishment of debt of $(5.5) in the third quarter of 2015 consisting of the $5.0 make-whole premium for the 2.375% Notes and the write-off of $.5 of debt issuance costs and discounts related to the initial issuance of the 2.375% Notes.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P in November 2014 to BB+ (Stable Outlook), in February 2015 to BB (Stable Outlook) and in June 2015 to B+ (Stable Outlook), and by Moody's in October 2014 to Ba1 (Stable Outlook) and in May 2015 to Ba3 (Negative Outlook) for senior unsecured debt, the interest rates on the 2013 Notes have increased by 1.75%, of which .75% was effective as of March 15, 2015 and 1.0% was effective as of September 15, 2015.
At September 30, 2015, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"), $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes") and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.

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
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of September 30, 2015, we do not have any interest-rate swap agreements. Approximately 5% of our debt portfolio at both September 30, 2015 and December 31, 2014 was exposed to floating interest rates.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our stabilization strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances, acquisitions or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

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

•
the effect of political, legal, tax, including changes in tax rates, and other regulatory risks imposed on us in the U.S. and abroad, our operations or our Representatives, including foreign exchange, pricing, data privacy or other restrictions, the adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil, Russia, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in Venezuela;

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the consolidated financial statements included herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended September 30, 2015.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/15	6,600	(1)	$5.91	*	*
8/1 - 8/31/15	42,125	(1)	5.74	*	*
9/1 - 9/30/15	21,012	(1)	4.33	*	*
Total	69,737		$5.33	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
ITEM 5. OTHER INFORMATION
On November 4, 2015, the Company announced that James S. Scully’s role will expand to Chief Operating Officer of the Company, effective January 1, 2016, in addition to his existing Chief Financial Officer role.
Mr. Scully, age 50, has been the Executive Vice President and Chief Financial Officer Vice President of the Company since March 2015, and prior to that, was the Chief Operating Officer of J. Crew Group, Inc., a specialty apparel and accessories retailer, since April 2013. Prior to that, Mr. Scully served as J. Crew’s Executive Vice President and Chief Financial Officer from September 2005 to May 2012 and Chief Administrative Officer from April 2008 to April 2013. Prior to joining J. Crew in 2005, Mr. Scully served in key roles at Saks Incorporated and Bank of America (formerly NationsBank).
ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	November 4, 2015	/s/ Robert Loughran
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

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.