Form 10-K
period 2015-12-31
AVON PRODUCTS INC
filed 2016-02-23
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2015 (the last business day of our most recently completed second quarter) was $2.7 billion.
The number of shares of Common Stock (par value $.25) outstanding at January 31, 2016, was 435,472,459
 _________________________
Documents Incorporated by Reference
Part III - Portions of the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our transformation plan, stabilization strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following:

•
our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and/or realize the projected benefits (in the amounts and time schedules we expect) from, our transformation plan, stabilization strategies, cost savings initiatives, restructuring and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;

•
our broad-based geographic portfolio, which is heavily weighted towards emerging markets, a general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Brazil, Mexico or Russia, or sudden disruption in business conditions, and the ability to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability (including fluctuations in foreign exchange rates), competitive or other market pressures or conditions;

•	the effect of economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates;

•	the possibility of business disruption in connection with our transformation plan, stabilization strategies, cost savings initiatives, or restructuring and other initiatives;

•
our ability to reverse declining revenue, margins and net income, and to achieve profitable growth, particularly in our largest markets, such as Brazil, and developing and emerging markets, such as Mexico and Russia;

•
our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
our ability to reverse declines in Active Representatives, to enhance our sales Leadership programs, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance branding and the Representative and consumer experience and increase Representative productivity through field activation and segmentation programs and technology tools and enablers, to invest in the direct-selling channel, to offer a more social selling experience, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;

•
general economic and business conditions in our markets, including social, economic and political uncertainties, such as in Russia and Ukraine, and any potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate;

•
our ability to successfully complete (i) the planned separation of our North America business into a privately-held company that will be majority-owned and managed by Cleveland NA Investor LLC (an affiliate of Cerberus Capital Management L.P. ("Cerberus")) (the "Separation") and (ii) the preferred stock investment by Cleveland Apple Investor LLC (an affiliate of Cerberus) in the Company and the resulting interest Cerberus will have in our Company, as described herein in each case;

•
developments in or consequences of any investigations and compliance reviews, and any litigation related thereto, including the investigations and compliance reviews of Foreign Corrupt Practices Act ("FCPA") and related United States ("U.S.") and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation, including the retention of a compliance monitor as required by the deferred prosecution agreement with the U.S. Department of Justice and a consent to settlement with the Securities and Exchange Commission ("SEC"), any changes in Company policy or procedure suggested by the compliance monitor or undertaken by the Company, the duration of the compliance monitor and whether and when the Company will be permitted to undertake self-reporting, the Company’s compliance with the deferred prosecution agreement and whether and when the charges against the Company are dismissed with prejudice;

•
the effect of political, legal, tax, including changes in tax rates, and other regulatory risks imposed on us abroad and in the U.S., our operations or our Representatives, including foreign exchange, pricing, data privacy or other restrictions, the adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil, Russia, Venezuela and Argentina, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in Venezuela;

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

•
the impact of the transfer of certain pension obligations in connection with the Separation and the impact of possible pension funding obligations, increased pension expense and any changes in pension standards and regulations or interpretations thereof on our cash flow and results of operations;

•
our ability to successfully identify new business opportunities, strategic alliances and strategic alternatives and identify and analyze alliance candidates, secure financing on favorable terms and negotiate and consummate alliances;

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights, including in connection with the Separation;

•	our ability to pay dividends on or mandatorily redeem the Series C Preferred Stock (as defined herein) issued in connection with the Separation; and

•	the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our 2015 Form 10-K for the year ended December 31, 2015, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

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
Our business is conducted primarily in one channel, direct selling. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; and Asia Pacific. In addition, we operate our business in North America, which has been presented as discontinued operations for all periods presented and is discussed further below. Financial information relating to our reportable segments is included in "Segment Review" within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," on pages 27 through 59 of this 2015 Annual Report on Form 10-K, which we refer to in this report as our "2015 Annual Report," and in Note 12, Segment Information, to the Consolidated Financial Statements on pages F-42 through F-44 of our 2015 Annual Report. We refer to each of the Notes to the Consolidated Financial Statements in this 2015 Annual Report as a "Note." Information about geographic areas is included in Note 12, Segment Information on pages F-42 through F-44 of our 2015 Annual Report.
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management ("Cerberus"), which include a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business from Avon into a privately-held company, which will include a $100 contribution by Avon, that will be majority-owned and managed by an affiliate of Cerberus. Avon will retain approximately 20% ownership in this new privately-held company. These transactions are expected to close concurrently in the first half of 2016. The North America business, which represents the Company's operations in the United States, Canada and Puerto Rico, was previously its own reportable segment and has been presented as discontinued operations for all periods presented. Refer to Note 3, Discontinued Operations and Divestitures, on pages F-16 through F-18 of our 2015 Annual Report, for additional information regarding the investment by an affiliate of Cerberus and the separation of the North America business.
Distribution
During 2015, we had sales operations in 57 countries and territories, and distributed our products in 15 other countries and territories. In addition, our North America business (which has been presented as discontinued operations) had sales operations in 3 countries and territories, and distributed our products in 27 other countries and territories. Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2015, we had nearly 6 million active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets, for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.
A Representative contacts their customers directly, selling primarily through our brochure, which highlights new products and special promotions for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is usually generated every three to four weeks for most markets. Generally, the Representative forwards an order for a campaign to us using the Internet, mail, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for her or his own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.

We employ certain web-enabled systems to increase Representative support, which allow a Representative to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and communications with us. In addition, in many markets, Representatives can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets.
In some markets, we use decentralized branches, satellite stores and independent retail operations (e.g., beauty boutiques) to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for us with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license our beauty centers and other retail-oriented and direct-to-consumer opportunities to reach new customers in complementary ways to direct selling. In the U.K. and certain other markets, we also utilize e-commerce and market our products through consumer websites.
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

Competitive Conditions
We face competition from various products and product lines. The beauty and beauty-related products industry is highly competitive and the number of competitors and degree of competition that we face in this industry varies widely from country to country. We compete against products sold to consumers in a number of distribution methods, including direct selling, through the Internet, and through the mass market retail and prestige retail channels.
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
International Operations
During 2015, our international operations were conducted primarily through subsidiaries in 57 countries and territories outside of the U.S. Our products were also distributed in 15 other countries and territories. In addition, our North America business (which has been presented as discontinued operations) had sales operations in 2 countries and territories outside of the U.S., and distributed our products in 27 other countries and territories.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse foreign currency fluctuations, foreign currency remittance restrictions, the ability to procure products and unfavorable social, economic and political conditions.
See the sections "Risk Factors - Our ability to conduct business in our international markets may be affected by political, legal, tax and regulatory risks" and "Risk Factors - We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" in Item 1A on pages 8 through 20 of our 2015 Annual Report for more information.
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
See Item 2, Properties, on page 21 of our 2015 Annual Report for additional information regarding the location of our principal manufacturing facilities.

Product Categories
Both of our product categories individually account for 10% or more of consolidated net sales in 2015. The following is the percentage of net sales by product category for the years ended December 31:

	2015	2014	2013
Beauty	74%	75%	75%
Fashion & Home	26%	25%	25%
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
In 2015, our most significant product launches included: Anew Clinical Overnight Hydration Mask, Anew Power Serum, Ultra Color Indulgence Lip Color, SuperExtend Winged Out Mascara, Big & False Lash Volume Mascara, Outspoken Party! by Fergie Fragrance and Avon Attraction for Him and for Her Fragrances.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $61.9 in 2015, $64.7 in 2014 and $66.9 in 2013. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
Compliance with environmental regulations impacting our global operations has not had, and is not anticipated to have, any material adverse effect on our financial position, capital expenditures or competitive position.
Employees
At December 31, 2015, we employed approximately 28,300 employees, excluding North America. Of these, approximately 800 were employed in the U.S. and approximately 27,500 were employed in other countries. In addition, we employed approximately 2,600 in our North America business (which has been presented as discontinued operations), and of these, approximately 2,100 were employed in the U.S. and approximately 500 were employed in other countries.
Transformation Plan
In January 2016, we announced a transformation plan (the "Transformation Plan"), which includes investing in growth, reducing costs in an effort to continue to improve our cost structure and improving our financial resilience. As a result of this plan, we expect to invest $350 into the business over the next three years with an estimated $150 in media and social selling and $200 related to the service model evolution and information technology, which will be aimed at improving the overall Representative experience. With respect to cost reductions, we have targeted pre-tax annualized cost savings of approximately

$350 after three years, with an estimated $200 from supply chain reductions and an estimated $150 from other cost reductions. These cost savings are expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. We are targeting the realization of $70 of these pre-tax cost savings in 2016. We have initiated this Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit constant-dollar revenue growth. While we expect to evaluate options to improve our financial resilience, we have already implemented actions in this area, including refinancing our revolving credit facility, divesting Liz Earle Beauty Co. Limited (“Liz Earle”), prepaying our 2.375% Notes (as defined in "Capital Resources" within MD&A on pages 58 through 59) and suspending our dividend.
See Note 14, Restructuring Initiatives on pages F-44 through F-48 of our 2015 Annual Report, Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2015 Annual Report and Note 5, Debt and Other Financing on pages F-19 through F-21 of our Annual Report for more information on these items.
$400M Cost Savings Initiative
In 2012, we outlined initial steps toward achieving a cost-savings target of $400 before taxes by the end of 2015. In connection with this cost-savings target, in 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. As part of the $400M Cost Savings Initiative, we identified areas for cost efficiency that required restructuring charges for reductions in our global workforce and related actions across many of our businesses and functions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. We also expected to achieve savings through other cost-savings strategies that would not result in restructuring charges (including reductions in legal costs). While we achieved the targeted cost savings, we did not achieve our targeted low double-digit operating margin primarily due to the unfavorable impact of foreign exchange, inflationary pressures and the continued revenue decline in North America (which has since been presented as discontinued operations for all periods presented). Additional information regarding the $400M Cost Savings Initiative is included in Note 14, Restructuring Initiatives on pages F-44 through F-48 of our 2015 Annual Report.
Acquisitions and Dispositions
In December 2015, we entered into definitive agreements with affiliates of Cerberus, which included the separation of the North America business from Avon into a privately-held company that will be majority-owned and managed by an affiliate of Cerberus. Avon will retain approximately 20% ownership in this new privately-held company. In July 2015, we completed the sale of Liz Earle. In July 2013, we completed the sale of Silpada Designs, Inc. ("Silpada"). Refer to Note 3, Discontinued Operations and Divestitures, on pages F-16 through F-18 of our 2015 Annual Report, for additional information regarding the sales of the North America business, Liz Earle and Silpada.
Website Access to Reports
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2015, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Conduct. Copies of these SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 777 Third Avenue, New York, N.Y. 10017-1307, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings, including reports, proxy and information statements, and other information regarding the Company are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.

ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2015 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
Risks Related to Us and Our Business
Our success depends on our ability to improve our financial and operational performance and execute fully our global business strategy.
Our ability to improve our financial and operational performance and implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•
implement our transformation plan, stabilization strategies, cost savings initiatives, restructuring and other initiatives, and achieve anticipated savings and benefits from such programs and initiatives;

•	reverse declines in our revenue performance and market share, and strengthen our brand image;

•	implement appropriate pricing strategies and product mix that are more aligned with the preferences of local markets and achieve anticipated benefits from these strategies;

•	reduce costs and effectively manage our cost base, particularly selling, general and administrative ("SG&A") expenses;

•	improve our business in the markets where we operate, including through improving field health, improving our brochure and creating a sustainable cost base;

•	execute investments in information technology ("IT") infrastructure and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•	implement and continue to innovate our Internet platform, technology strategies and customer service initiatives;

•	effectively manage our outsourcing activities;

•	offer a more compelling social selling experience, including the roll-out of e-commerce in certain markets;

•	improve our marketing and advertising, including our brochures and our social media presence;

•	improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

•
secure financing at attractive rates, maintain appropriate capital investment, capital structure and cash flow levels and implement cash management, tax, foreign currency hedging and risk management strategies;

•
reverse declines in Active Representatives and Representative satisfaction by successfully reducing campaign complexity, enhancing our sales Leadership program, the Representative experience and earnings potential and improving our brand image;

•
increase the productivity of Representatives through successful implementation of segmentation, field activation programs and technology tools and enablers and other investments in the direct-selling channel;

•	improve management of our businesses in developing markets, including improving local IT resources and management of local supply chains;

•
increase the number of consumers served per Representative and their engagement online, as well as to reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as joint ventures and alliances with other companies;

•
comply with certain covenants in our revolving credit facility as a result of a continued decline in our business results, which includes the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal or regulatory settlements, obtain necessary waivers from compliance with, or necessary amendments to, such covenants, and address the impact any non-compliance with such covenants may have on our ability to secure financing with favorable terms; and

•
estimate and achieve any financial projections concerning, for example, future revenue, profit, cash flow, and operating margin increases and maintain an effective internal control environment as a result of any challenges associated with the implementation of our various plans, strategies and initiatives.

There can be no assurance if and when any of these initiatives will be successfully and fully executed or completed.

We may experience financial and strategic difficulties and delays or unexpected costs in completing our transformation plan and any other restructuring and cost-savings initiatives, including achieving any anticipated savings and benefits of these initiatives.
In 2012, we outlined initial steps toward achieving a cost-savings target of $400 million before taxes by the end of 2015. In connection with this cost-savings target, in 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative"), in an effort to stabilize the business and return Avon to sustainable growth. While we achieved the targeted cost savings, we did not achieve our targeted low double-digit operating margin primarily due to the unfavorable impact of foreign exchange, inflationary pressures and the continued revenue decline in North America (which has since been presented as discontinued operations for all periods presented). We continue to analyze our cost structure and expect to incur additional restructuring charges as a result. For example, in January 2016, we announced a transformation plan (the "Transformation Plan"), which includes cost reduction efforts to continue to improve our cost structure and to enable us to reinvest in growth. As a result of this plan, we have targeted pre-tax annualized cost savings of approximately $350 million after three years, with an estimated $200 million from supply chain reductions and an estimated $150 million from other cost reductions, which are expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. We plan to reinvest a portion of these cost savings in growth initiatives, including media, social selling and information technology systems that will help us modernize our business. We initiated the Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit constant-dollar revenue growth.
As we work to right-size our cost structure, we may not realize anticipated savings or benefits from one or more of the various restructuring and cost-savings initiatives we may undertake as part of these efforts in full or in part or within the time periods we expect. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, including the impact of foreign currency and inflationary pressures, may occur which could result in our not realizing our targets. If we are unable to realize these savings or benefits, our ability to continue to fund other initiatives and aspects of our business may be adversely affected. In addition, any plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not we realize these savings and benefits. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives, and the failure to realize anticipated savings or benefits from such initiatives could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
There can be no assurance that we will be able to reverse declining revenue, margins and net income and achieve profitable growth.
There can be no assurance that we will be able to reverse declining revenue, margins and net income, and to achieve profitable growth in the future, particularly in our largest markets, such as Brazil and in developing and emerging markets, such as Mexico and Russia. Our revenue in 2015 was $6,160.5 million, compared with $7,648.0 million in 2014 and $8,496.8 million in 2013. Our gross margin in 2015 was 60.3%, compared with 60.7% in 2014 and 62.7% in 2013. Our operating margin in 2015 was 2.7%, compared with 5.7% in 2014 and 6.4% in 2013. In 2015, we had a loss from continuing operations, net of tax, of $796.5 million, compared with a loss from continuing operations, net of tax, of $344.5 million in 2014, and income from continuing operations, net of tax, of $67.5 million in 2013. Reversing these trends will depend on our ability to improve financial and operational performance and execution of our global business strategy. There can be no assurance that we will be able to reverse these trends.
To reverse these trends in revenue, margins and net income and to achieve profitable growth, we also need to successfully implement certain initiatives including our Transformation Plan, and there can no assurance that we will be able to do so. Our achievement of profitable growth is also subject to the strengths and weaknesses of our individual international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn, recession, cost or wage inflation, commodity cost pressures, economic or political instability (including fluctuations in foreign exchange rates), competitive pressures or other market pressures in one or more particular regions.
Failure to reverse declining revenue, margins and net income and to achieve profitable growth could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our business is conducted primarily in one channel, direct selling.
Our business is conducted primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2015, we had nearly 6 million active Representatives. There is a high rate of turnover among Representatives, which is a common characteristic of the direct selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. Among other things, we need to create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement other initiatives in the direct-selling channel, successfully execute our digital strategy, including e-

commerce, improve our brochure and product offerings and improve our marketing and advertising. There can be no assurance that we will be able to achieve these objectives. Additionally, consumer purchasing habits, including reducing purchases of beauty and related products generally, or reducing purchases from Representatives through direct selling by buying beauty and related products in other channels such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Additionally, if we lose market share in the direct-selling channel, our business, prospects, financial condition, liquidity, results of operations and cash flows may be adversely affected. Furthermore, if any government such as Brazil, bans or severely restricts our business methods or operational/commercial model of direct selling, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions.
We operate globally, through operations in various locations around the world, and derive all of our consolidated revenue from our operations outside of the United States ("U.S.").
One risk associated with our international operations is that the functional currency for most of our international operations is their local currency. The primary foreign currencies for which we have significant exposures include the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South Africa rand, Turkish lira and Ukrainian hryvnia. As the U.S. dollar strengthens relative to our foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by country mix if our higher margin markets, such as Russia, experience significant devaluation. In addition, our costs are more weighted to U.S. dollars while our sales are denominated in local currencies. Although we typically work to mitigate this negative foreign currency transaction impact through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. For example, in 2015, our revenues declined 19% compared with 2014 due to unfavorable foreign exchange, and grew 2% on a Constant $ basis (as defined in "Non-GAAP Financial Measures" within MD&A on page 29). Our success depends, in part, on our ability to manage these various foreign currency impacts and there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
Another risk associated with our international operations is the possibility that a foreign government may impose foreign currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate. If this should occur, or if the official exchange rate devalues, it may have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. For example, currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela (Avon Venezuela) to obtain foreign currency to pay for imported products, which in turn has reduced our product offerings in Venezuela and negatively impacted our sales. Unless foreign exchange is made more readily available, Avon Venezuela's operations will continue to be negatively impacted as it will need to obtain more of its foreign currency needs from non-government sources where the exchange rate is less favorable than the official rate. In 2011, the Argentine government introduced restrictive foreign currency exchange controls. In December 2015, the Argentine government began the process of removing foreign currency exchange controls; however, some uncertainty exists regarding the foreign currency exchange controls in the future. Unless foreign exchange is made more readily available, Avon Argentina's operations may be negatively impacted.
Inflation is another risk associated with our international operations. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. High rates of inflation or the related devaluation of foreign currency may have a material adverse effect on our business, assets, financial condition, liquidity and results of operations or cash flows. For example, Venezuela has been designated as a highly inflationary economy. See "Segment Review - Latin America" within MD&A on pages 46 through 50 of our 2015 Annual Report for additional information regarding Venezuela. In addition, there can be no assurance that other countries in which we operate, such as Argentina, will not also become highly inflationary and that our revenue, operating profit and net income will not be adversely impacted as a result.
We are subject to a deferred prosecution agreement with the U.S. Department of Justice (the "DOJ") and a consent to settlement with the U.S. Securities and Exchange Commission (the "SEC") pursuant to which we engaged, at our own expense, an independent compliance monitor. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company after 18 months, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period is scheduled to expire in July 2018. We have been incurring costs in connection with these obligations, and compliance with these obligations could divert members of management’s time from the operation of our business. Ongoing costs and burdens could be significant.
In December 2014, the U.S. District Court for the Southern District of New York (the "USDC") approved a deferred prosecution agreement between the Company and the DOJ (the "DPA") and in January 2015, the USDC approved a consent to settlement with the SEC (the "Consent") in connection with the previously disclosed Foreign Corrupt Practices Act (the "FCPA") investigations.
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). During July 2015, the Company engaged a monitor, who had been approved by the DOJ and SEC. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company after 18 months, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period is scheduled to expire in July 2018. There can be no assurance as to whether or when the DOJ and the SEC will approve replacing the monitor with the Company’s self-reporting.
Under the DPA, the Company also represented that it has implemented and agreed that it will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws throughout its operations.
The monitor is assessing and monitoring the Company's compliance with the terms of the DPA. The monitor may recommend changes to our policies and procedures that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept. In addition, operating under the oversight of the monitor may result in additional time and attention on these matters by members of our management, which may divert their time from the operation of our business. Assuming the monitor is replaced by a self-reporting period, the Company’s self-reporting obligations may be costly or time-consuming.
We currently cannot estimate the costs that we are likely to incur in connection with ongoing compliance with the DPA and the Consent, including the monitorship, the costs, if applicable, of self-reporting, and the costs of implementing the changes, if any, to our policies and procedures required by the monitor. However, these costs could be significant.
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
A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings.
Current global macro-economic instability or a further downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions or markets could adversely affect our business, our access to liquidity and capital, and our credit ratings. Global economic events over the past few years, including high unemployment levels, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. In addition, as mentioned above, our business is conducted primarily in the direct-selling channel. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by such economic, operational or business challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources and credit ratings, including our ability to access short-term financing, raise additional capital, reduce flexibility with respect to working capital, and maintain credit lines and offshore cash balances.
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We may face continued economic challenges in fiscal 2016 because customers may continue to have less money for discretionary purchases as a result of job losses, bankruptcies, and reduced access to credit, among other things.

In addition, sudden disruptions in business conditions and consumer spending may result from acts of terror, natural disasters, adverse weather conditions, such as the significant typhoon which impacted the Philippines in 2013, and pandemic situations or large scale power outages, none of which are under our control.
Our credit ratings were downgraded in 2015, which could limit our access to financing, affect the market price of our financing, and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity.
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. In 2015, our credit ratings were downgraded. Our long-term credit ratings are Ba2 (Negative Outlook) for corporate family debt, and Ba3 (Negative Outlook) for senior unsecured debt, with Moody's; B+ (Stable Outlook) with S&P; and B+ (Negative Outlook) with Fitch, which are below investment grade. Additional rating agency reviews could result in a further change in outlook or downgrade. Our credit ratings could limit our access to new financing, particularly short-term financing; reduce our flexibility with respect to working capital needs; adversely affect the market price of some or all of our outstanding debt securities; result in an increase in financing costs, including interest expense under certain of our debt instruments; and result in less favorable covenants and financial terms of our financing arrangements. For example, as of December 31, 2015, we have approximately $50 million outstanding in short-term borrowings of our international subsidiaries. A further change in outlook or downgrade of our credit ratings may increase some of these risks and limit our access to such short-term financing in the future on favorable terms, if at all. See Note 5, Debt and Other Financing, on pages F-19 through F-21 of our 2015 Annual Report for details about the terms of our existing debt and other financing arrangements.
Our ability to conduct business in our international markets, may be affected by political, legal, tax and regulatory risks.
Our ability to achieve growth in our international markets, and to improve operations in our existing international markets, is exposed to various risks, including:

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

•
the adoption of new U.S. or Foreign tax legislation or exposure to additional tax liabilities, including exposure to tax assessments without prior notice or the opportunity to review the basis for any such assessments in certain jurisdictions;

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
We are also subject to the adoption, interpretation and enforcement by governmental agencies abroad and in the U.S. (including on federal, state and local levels) of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, competition, manufacturing, license and permit requirements, import and export license requirements, privacy and data protection laws, anti-corruption laws, environmental laws, records and information management, tariffs and taxes, laws relating to the sourcing of "conflict minerals," health care reform requirements such as the Patient Protection and Affordable Healthcare Act, and regulation of our brochures, product claims or ingredients, which may require us to adjust our operations and systems in certain markets where we do business.
For example, from time to time, local governments and others question the legal status of Representatives or impose burdens inconsistent with their status as independent contractors, often in regard to possible coverage under social benefit laws that would require us (and, in most instances, the Representatives) to make regular contributions to government social benefit funds. Another example is privacy and data protection laws which are subject to frequently changing rules and regulations, and which may vary among the various jurisdictions where we operate. For instance, in 2015, the Court of Justice of the European Union (“E.U.”) invalidated the Safe Harbor framework for the transfer of personal data from the E.U. to the U.S. In 2016, the E.U. and the U.S. reached an agreement on a new framework, the details of which are not yet publicly available.
If we are unable to address these matters in a satisfactory manner, or adhere to or successfully implement processes in response to changing regulatory requirements, our business, costs and/or reputation may be adversely affected. We cannot predict with certainty the outcome or the impact that pending or future legislative and regulatory changes may have on our business in the future.
We face intense competition and can make no assurances about our ability to overcome our competitive challenges.
We face intense competition from competing products in each of our lines of business, in the markets we operate. We compete against products sold to consumers in a number of distribution methods, including direct selling, through the Internet, and through mass market retail and prestige retail channels. We also face increasing direct-selling and retail competition in our developing and emerging markets, particularly Brazil.
Within the direct-selling channel, we compete on a regional, and often country-by-country, basis with our direct-selling competitors. There are a number of direct-selling companies that sell product lines similar to ours, some of which have worldwide operations and compete with us globally. Unlike a typical consumer packaged goods ("CPG") company which operates within a broad-based consumer pool, direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or "better deal" than that offered by the competition. Providing a compelling earnings opportunity for our Representatives is as critical as developing and marketing new and innovative products. Therefore, in contrast to typical CPG companies, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.
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
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Competition for these employees can be intense and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. For example, there have been many changes to the Company's senior management, including a new chief executive officer in 2012 and a new chief financial officer in 2015. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations. This risk may be exacerbated by the uncertainties associated with the implementation of our transformation plan and any other stabilization strategies and restructuring and cost-savings initiatives we undertake from time to time.
A failure, disruption, cyberattack or other breach in the security of an IT system or infrastructure that we utilize could adversely affect our business and reputation and increase our costs.
We employ IT systems to support our business, including systems to support financial reporting, web-based tools, an enterprise resource planning ("ERP") system, and internal communication and data transfer networks. We also employ IT systems to support Representatives in many of our markets, including electronic order collection, invoicing systems, shipping and box packing, social media tools, mobile applications and on-line training. We have e-commerce and Internet sites, including business-to-business websites to support Representatives. We use third-party service providers in many instances to provide these IT systems. Over the last several years, we have undertaken initiatives to increase our reliance on IT systems which has resulted in the outsourcing of certain services and functions, such as global human resources IT systems, call center support, Representative support services and other IT processes. For example, we recently announced that we intend to outsource four areas of the Company's IT infrastructure. Our IT systems and infrastructure, as well as those of third parties, are integral to our performance.
Any of our IT systems and infrastructure, or those of our third-party service providers, may be susceptible to outages, disruptions, destruction or corruption due to the complex landscape of localized applications and architectures as well as incidents related to legacy or unintegrated systems. These IT systems and infrastructure also may be susceptible to cybersecurity breaches, attacks, break-ins, data corruption, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events beyond our control. We rely on our employees, Representatives and third parties in our day-to-day and ongoing operations, who may, as a result of human error or malfeasance or failure, disruption, cyberattack or other security breach of third party systems or infrastructure, expose us to risk. Furthermore, our ability to protect and monitor the practices of our third-party service providers is more limited than our ability to protect and monitor our own IT systems and infrastructure.
Our IT systems, or those of our third-party service providers may be accessed by unauthorized users such as cyber criminals as a result of a failure, disruption, cyberattack or other security breach, exposing us to risk. As techniques used by cyber criminals change frequently, a failure, disruption, cyberattack or other security breach may go undetected for a long period of time. A failure, disruption, cyberattack or other security breach of our IT systems or infrastructure, or those of our third-party service providers, could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss, or destruction of Company, employee, Representative, customer, vendor, or other third-party data, including sensitive or confidential data, personal information and intellectual property. For example, the Company uses a newswire service that has been subject to the hacking of not-yet-issued press releases by hackers in order to trade on securities using the information contained in such press releases.
We are investing in industry standard solutions and protections and monitoring practices of our data and IT systems and infrastructure to reduce these risks and continue to monitor our IT systems and infrastructure on an ongoing basis for any current or potential threats. Such efforts and investments are costly, and as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. As a company that operates globally, we could be impacted by commercial agreements between us and processing organizations, existing and proposed laws and regulations, and government policies and practices related to cybersecurity, privacy and data protection.
Despite our efforts, our and our third-party service providers’ data, IT systems and infrastructure may be vulnerable. There can be no assurance that our efforts will prevent a failure, disruption, cyberattack or other security breach of our or our third-party service providers’ IT systems or infrastructure, or that we will detect and appropriately respond if there is such a failure, disruption, cyberattack or other security breach. Any such failure, disruption, cyberattack or other security breach could adversely affect our business including our ability to expand our business, cause damage to our reputation, result in increased costs to address internal data, security, and personnel issues, and result in violations of applicable privacy laws and other laws and external financial obligations such as governmental fines, penalties, or regulatory proceedings, remediation efforts such as breach notification and identity theft monitoring, and third-party private litigation with potentially significant costs. In addition, it could result in deterioration in our employees', Representatives', customers', or vendors’ confidence in us, which could cause them to discontinue business with us or result in other competitive disadvantages.
In addition, there may be other challenges and risks as we upgrade, modernize, and standardize our IT systems globally. For example, in the past in Brazil, we experienced challenges in implementing an ERP system which impacted service levels, which in turn negatively impacted average order and Active Representative and revenue growth during 2011.
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
Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions.
As of December 31, 2015, we had approximately $2.2 billion of indebtedness outstanding. We may also incur additional long-term indebtedness and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, including our revolving credit facility (as described below), which would increase our total indebtedness. We may be unable to generate sufficient cash flow from operations and future borrowings and other financing may be unavailable in an amount sufficient to enable us to fund our current and future financial obligations or our other liquidity needs. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Our indebtedness could have material negative consequences on our business, prospects, financial condition, liquidity, results of operations and cash flows, including the following:

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

•	limitations on our ability to execute business development activities to support our strategies or ability to execute restructuring as necessary; and

•	limitations on our ability to invest in recruiting, retaining and servicing our Representatives.
Our revolving credit facility is secured by first priority liens on and security interests in substantially all of the assets of Avon International Operations, Inc. (“AIO,” a wholly-owned domestic subsidiary) and the subsidiary guarantors and by certain assets of the Company, in each case, subject to certain exceptions. The facility includes affirmative, negative and financial covenants, including, among other things, limits on the ability of the Company, AIO or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or merge, consolidate or dispose of all or substantially all of its assets, as well as a minimum interest coverage ratio and a maximum total leverage ratio. If we are unable to comply with these covenants as a result of a continued decline in our business results, which includes the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal or regulatory settlements, we would be limited in our ability to borrow under our revolving credit facility which could, as a result, restrict our operational flexibility. In addition, we could have difficulty obtaining necessary waivers from compliance with, or necessary amendments to, these covenants, and we could have difficulty addressing the impact any non-compliance with these covenants may have on our ability to secure financing with favorable terms.

If we incur additional indebtedness, the related risks that we now face (including those described above), could intensify.
Our ability to utilize our foreign tax and other U.S. credits to offset our future taxable income may be limited under Sections 382 and 383 of the Internal Revenue Code.
As of December 31, 2015, we had approximately $746.1 million of foreign tax and other credits available to offset future income for U.S. federal tax liability purposes. Our ability to utilize such credits to offset future income could be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. As a result, the magnitude of any potential limitation on the use of our deferred tax assets and the effect of such limitation on the Company if an ownership change were to occur is difficult to assess. However, if all or a portion of our deferred tax assets were to become subject to this limitation, our tax liability could increase significantly and our future results of operations and cash flows could be adversely impacted.
We currently believe an ownership change has not occurred. However, in recent periods, we have experienced fluctuations in the market price of our stock and changes in ownership by our 5% shareholders. In addition, the Investment Transaction (as defined below) will result in an increase in our cumulative ownership change by our 5% shareholders.
Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, including equity and debt securities and derivative instruments, or in a change of the expected rate of return on plan assets. Also, while our U.S. defined benefit pension plan has been closed to employees hired on or after January 1, 2015, significant changes in the number and demographics of participants in our pension plans generally may result in changes to our funding obligations. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected rate of return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. Please see "Transfer of certain U.S. pension obligations and related assets in connection with the Separation may have a material adverse effect on the funded status of our U.S. defined benefit pension plan and our pension funding obligations in respect of our retained pension liabilities" below for additional information regarding the risks on the U.S. defined benefit pension plan associated with the planned separation of the North America business. Please see "Critical Accounting Estimates - Pension and Postretirement Expense" within MD&A on pages 32 through 33 and Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report, for additional information regarding the impact of these factors on our pension plan obligations.
Any strategic alliances or divestitures may expose us to additional risks.
We evaluate potential strategic alliances that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and/or operating efficiency opportunities. Strategic alliances may entail numerous risks, including:

•
substantial costs, delays or other operational or financial difficulties, including difficulties in leveraging synergies among the businesses to increase sales and obtain cost savings or achieve expected results;

•	difficulties in assimilating acquired operations or products, including the loss of key employees from any acquired businesses and disruption to our direct-selling channel;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have limited or no prior experience; and

•
reputational and other risks regarding our ability to successfully implement such strategic alliances, including obtaining financing which could dilute the interests of our shareholders, result in an increase in our indebtedness or both.

Our failure to successfully complete the integration of any new or acquired businesses could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. In addition, there can be no assurance that we will be able to identify suitable candidates or consummate such transactions on favorable terms.
For divestitures, success is also dependent on effectively and efficiently separating the divested unit or business from the Company and reducing or eliminating associated overhead costs. In cases where a divestiture is not successfully implemented or completed, the Company's business, prospects, financial condition, liquidity, results of operations and cash flows could be adversely affected. Please see "Risks Related to the Planned Separation of North America and the Preferred Stock Investment in the Company" below for additional information regarding the risks associated with the planned separation of North America.
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
The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We own the material patents and trademarks used in connection with the marketing and distribution of our major products where such products are principally sold. Although most of our material intellectual property is registered in certain countries in which we operate, there can be no assurance with respect to the rights associated with such intellectual property in those countries. In addition, the laws of certain foreign countries, including many emerging markets, may not completely protect our intellectual property rights. The costs required to protect our patents and trademarks, especially in emerging markets, may be substantial. Please see "The licensing of our North America intellectual property rights, including trademarks that are fundamental to our brand, in connection with the Separation could adversely impact our reputation and our ability to enforce intellectual property rights used in both North America and international jurisdictions, without appropriate controls and monitoring" below for additional information regarding the risks on our intellectual property rights associated with the planned separation of North America.
We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.
We are and may, in the future, become party to litigation, including, for example, claims alleging violation of the federal securities laws or claims relating to employee or employment matters, our products or advertising. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results and the conduct of our business. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, or to predict the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Government reviews, inquiries, investigations, and actions could harm our business or reputation. In addition, from time to time we may conduct other investigations and reviews, the consequences of which could negatively impact our business or reputation.
As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny. The regulatory environment with regard to direct selling in emerging and developing markets where we do business is evolving, and government officials in such locations often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with local laws and regulations. In addition, from time to time, we may conduct investigations and reviews. The consequences of such government reviews, inquiries, investigations, and actions or such investigations and reviews may adversely impact our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows.
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
Risks Related to the Planned Separation of North America and the Preferred Stock Investment in the Company
The planned separation of our North America business and the issuance of our Series C Preferred Stock to an affiliate of Cerberus may not be successfully completed or may be delayed, either of which could adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows.
On December 17, 2015, we entered into a separation agreement (the “Separation Agreement”) pursuant to which we will transfer our North America business into a new company (“NewCo” and such transfer, the "Separation") of which we will control 19.9% of the voting and economic rights, and Cleveland NA Investor LLC (“Cleveland NA”) (an affiliate of Cerberus Capital Management (“Cerberus”)) will control 80.1% of the voting and economic rights. Concurrently with our entry into the Separation Agreement, we entered into an investment agreement (the “Investment Agreement”) pursuant to which we will issue and sell to Cleveland Apple Investor LLC (“Cleveland Investor”) (an affiliate of Cerberus) 435,000 shares of newly issued Series C Preferred Stock, par value $1.00 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $435 million (the "Investment Transaction" and together with the Separation, the "Cerberus Transactions").

The closing of the Separation and the Investment Transactions are each conditioned upon certain customary closing conditions, including receipt of required regulatory approvals, compliance by the parties with their respective obligations under each agreement and accuracy of the parties’ representations and warranties. Additionally, the closing of the Cerberus Transactions are conditioned on the substantially concurrent closing of the Investment Transactions and the Separation, respectively. The Separation Agreement and the Investment Agreement each contain certain customary termination rights, including that the transactions may be terminated if they have not been completed on or prior to May 3, 2016. We currently expect the Cerberus Transactions to close concurrently prior to May 3, 2016; however, there can be no assurances that the Cerberus Transactions will close within the anticipated timetable or at all.
Additionally, the process of closing the Cerberus Transactions may be disruptive to our business operations, may distract our management team from their day-to-day responsibilities, may make it more difficult to retain employees and may impair our ability to recognize and take advantage of new opportunities for our remaining business. Any of these risks or uncertainties, including the failure of the Cerberus Transactions either to close or to close within the expected timeframe, could adversely affect our business, prospects, financial condition, liquidity, results of operations and cash flows.
Transfer of certain U.S. pension obligations and related assets in connection with the Separation may have a material adverse effect on the funded status of our U.S. defined benefit pension plan and our pension funding obligations in respect of our retained pension liabilities.
In connection with the Separation, we will transfer certain liabilities under our U.S. defined benefit pension plan to a defined benefit pension plan sponsored by NewCo. The liabilities transferred are in respect of current and former employees of our North America business, as well as in respect of individuals who were previously employees outside of the North America business and who have an accrued benefit under our U.S. defined benefit pension plan. Our U.S. defined benefit pension plan will continue to retain liabilities in respect of employees who are actively employed outside of the North America business and certain employees of the North America business who are on disability leave at the time of the Separation.
In connection with the transfer of liabilities from our U.S. defined benefit pension plan to the defined benefit pension plan maintained by NewCo, we will be required to transfer a portion of the assets held in our U.S. defined benefit pension plan to the NewCo defined benefit pension plan. The amount of assets transferred will be determined under Section 4044 of the Employee Retirement Income Security Act of 1974, as amended, and Section 414(l) of the Internal Revenue Code of 1986, as amended, which contain comprehensive rules on allocation of pension plan assets to categories of benefit liabilities under a defined benefit pension plan. Depending on the amount of liabilities transferred to the NewCo defined benefit pension plan, the amount of liabilities retained by our U.S. defined benefit pension plan, and the assets allocated to benefits under both plans, the transfer of assets to the NewCo defined benefit pension plan could result in a significant increase in the percentage of the underfunded position of our U.S. defined benefit pension plan.
The licensing of our North America intellectual property rights, including trademarks that are fundamental to our brand, in connection with the Separation could adversely impact our reputation and our ability to enforce intellectual property rights used in both North America and international jurisdictions, without appropriate controls and monitoring.
In connection with the Separation, we will grant NewCo a perpetual, irrevocable, royalty-free license, with the ability to sublicense, to certain intellectual property rights that we used in the conduct of our North America business prior to the Separation. The license agreement includes quality control provisions obligating NewCo and its sublicensees to remain in compliance with applicable law or, for certain of our brands, quality standards that we have provided to NewCo, when marketing products under certain trademarks we have licensed to NewCo. However, there is a risk that failure by NewCo or its sublicensees to comply with such quality control provisions or other conduct by NewCo or its sublicensees associated with the trademarks licensed to NewCo, could adversely affect our reputation globally. We have also granted NewCo enforcement rights to intellectual property licensed to NewCo in certain circumstances, which could adversely affect our position and options globally relating to enforcement of our intellectual property.
The issuance and subsequent conversion of 435,000 shares of our Series C Preferred Stock to Cleveland Investor would dilute the ownership of holders of our common stock and may adversely affect the market price of our common stock.
Conversion of the Series C Preferred Stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series C Preferred Stock could adversely affect the market price of our common stock. We have granted Cleveland Investor registration rights in respect of the shares of Series C Preferred Stock and shares of common stock issued upon conversion of the Series C Preferred Stock, which would facilitate the resale of such securities into the public market. Sales by Cleveland Investor of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The Series C Preferred Stock to be issued to Cleveland Investor will have rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our common stock. Such preferential rights could adversely affect our liquidity, cash flows and financial condition, and may result in the interests of Cleveland Investor differing from those of our common shareholders.
The Series C Preferred Stock will rank senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of our affairs. The Series C Preferred Stock will have a liquidation preference of $1,000 per share, representing an aggregate liquidation preference of $435 million upon issuance. Holders of Series C Preferred Stock will be entitled to participate on an as-converted basis in any cash dividends paid to the holders of shares of our common stock. In addition, cumulative preferred dividends will accrue daily on the Series C Preferred Stock and will be payable at the rate of 1.25% per quarter (net of any dividends on our common stock and subject to increase up to 5.00% per quarter if we breach certain obligations). Except to the extent not otherwise previously paid by us, preferred dividends will be payable on the seventh anniversary of the issuance date of the Series C Preferred Stock as and when declared by the Board of Directors and at the end of each quarter thereafter. Accrued and unpaid preferred dividends may be paid, at our option, in (i) cash, (ii) subject to certain conditions, in shares of our common stock or (iii) upon conversion of shares of Series C Preferred Stock, in shares of our non-voting, non-convertible Series D Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”). Any such shares of Series D Preferred Stock issued would have similar preferential rights.
Upon certain change of control events involving us, holders of Series C Preferred Stock can require us to repurchase the Series C Preferred Stock for an amount equal to the greater of (i) cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends or (ii) the consideration the holders would have received if they had converted their shares of Series C Preferred Stock into common stock immediately prior to the change of control event.
Our obligations to pay dividends to the holders of Series C Preferred Stock, and to repurchase the outstanding shares of Series C Preferred Stock under certain circumstances, could impact our liquidity and reduce the amount of cash flows. Our obligations to the holders of Series C Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights of holders of our Series C Preferred Stock could also result in divergent interests between Cleveland Investor and those of our common shareholders.
Cleveland Investor will be able to exercise significant influence over us, including through its ability to elect up to three members of our Board of Directors, including the Chairman.
Holders of Series C Preferred Stock will be entitled to vote generally with holders of our common stock on an as-converted basis (subject to an agreement to vote in favor of the slate of directors nominated by the Board of Directors, so long as the 25% Ownership Requirement is met and subject to certain exceptions). Therefore, the issuance of the Series C Preferred Stock to Cleveland Investor will effectively reduce the relative voting power of the holders of our common stock. Upon closing of the Investment Transactions, the shares of Series C Preferred Stock owned by Cleveland Investor will represent approximately 16.6% of the voting rights of our common stock on an as-converted basis (an estimate based on the amount of our common stock outstanding at the time we entered into the Investment Agreement). As a result, Cleveland Investor will have the ability to significantly influence the outcome of any matter submitted for the vote of our shareholders. In addition, provided Cleveland Investor has maintained certain levels of beneficial ownership of Series C Preferred Stock and/or common stock, Cleveland Investor will have consent rights over certain actions taken by us, including increasing the size of the Board of Directors, reinstating our quarterly common stock dividend and incurring indebtedness in excess of certain thresholds.
In addition, we will grant Cleveland Investor certain rights to designate directors to serve on our Board of Directors (one of whom will act as the Chairman so long as the 50% Ownership Requirement (as defined below) is met). Cleveland Investor will continue to be entitled to elect: (i) three directors to the Board of Directors, so long as Cleveland Investor continues to beneficially own shares of Series C Preferred Stock and/or shares of common stock that represent, on an as-converted basis, at least 75% of Cleveland Investor’s initial shares of Series C Preferred Stock on an as-converted basis, (ii) two directors to the Board of Directors, so long as Cleveland Investor continues to beneficially own shares of Series C Preferred Stock and/or common stock that represent, on an as-converted basis, at least 50% but less than 75% of Cleveland Investor’s initial shares of Series C Preferred Stock on an as-converted basis (the “50% Ownership Requirement”) and (iii) one director to the Board of Directors, so long as Cleveland Investor continues to beneficially own shares of Series C Preferred Stock and/or common stock that represent, on an as-converted basis, at least 25% but less than 50% of Cleveland Investor’s initial shares of Series C Preferred Stock on an as-converted basis (the “25% Ownership Requirement”). Until Cleveland Investor no longer meets the 25% Ownership Requirement, subject to certain exceptions and to satisfaction by such director designees of independence and other customary qualifications, Cleveland Investor will have the right to have one of its director designees serve on each committee of the Board of Directors. Notwithstanding the fact that all directors will be subject to fiduciary duties and applicable law, the interests of the directors appointed by Cleveland Investor may differ from the interests of holders of our common stock as a whole or of our other directors.

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
We also lease an office space in New York City for our executive and administrative offices, and we own property in Rye, NY that is predominantly for Global IT. In October 2012, we consolidated our New York City offices into one location at 777 Third Avenue. Our previous executive office location at 1345 Avenue of the Americas has been vacated and subleased. We also have a distribution center in the U.S. which is inactive and currently listed for sale.
In addition to the facilities noted above, other principal properties measuring 50,000 square feet or more include the following:
•four manufacturing facilities, eleven distribution centers and two administrative offices in Latin America;

•	two manufacturing facilities in Europe, primarily servicing Europe, Middle East & Africa;

•	thirteen distribution centers and five administrative offices in Europe, Middle East & Africa; and

•	four manufacturing facilities, six distribution centers and one administrative office in Asia Pacific, of which one manufacturing facility is inactive.
We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.
Of all the properties listed above, 26 are owned and the remaining 22 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.
In addition, in our North America business (which has been presented as discontinued operations) we have one manufacturing facility and five distribution centers measuring 50,000 square feet or more, of which five are owned and one is leased.
ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 15, Contingencies, on pages F-48 through F-50 of our 2015 Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock
Our common stock is listed on The New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2015, there were 13,383 holders of record of our common stock. We believe that there are many additional shareholders who are not "shareholders of record" but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2015 and 2014 are listed below. For information regarding the suspension of the dividend on our common stock effective in the first quarter of 2016, see "Liquidity and Capital Resources" within MD&A on pages 55 through 59.

	2015			2014
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$9.31	$7.28	$.06	$17.09	$14.28	$.06
Second	9.15	6.26	.06	15.28	13.30	.06
Third	6.64	3.22	.06	14.72	12.59	.06
Fourth	4.50	2.50	.06	12.00	9.11	.06

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Avon Products, Inc., The S&P 500 Index and
2015 Peer Group (2)
The Stock Performance Graph above assumes a $100 investment on December 31, 2010, in Avon’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2010	2011	2012	2013	2014	2015
Avon	100.0	62.5	53.6	65.1	36.2	16.4
S&P 500	100.0	102.1	118.5	156.8	178.3	180.8
Peer Group(2)	100.0	111.5	121.2	151.9	173.2	167.1

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Peer Group includes The Clorox Company, Colgate–Palmolive Company, Estée Lauder Companies, Inc., Kimberly Clark Corp., The Procter & Gamble Company and Revlon, Inc.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the quarterly period ended December 31, 2015:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/15 – 10/31/15	10,944	(1)	$3.38	*	*
11/1/15 – 11/30/15	24,796	(1)	3.99	*	*
12/1/15 – 12/31/15	8,640	(1)	3.24	*	*
Total	44,380		$3.70	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
Some of these share repurchases may reflect a brief delay from the actual transaction date.
ITEM 6. SELECTED FINANCIAL DATA
(U.S. dollars in millions, except per share data)
We derived the following selected financial data from our audited Consolidated Financial Statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes contained in our 2015 Annual Report.

	2015	2014	2013	2012	2011
Statement of Operations Data
Total revenue	$6,160.5	$7,648.0	$8,496.8	$8,810.2	$9,227.0
Operating profit(1)	165.0	434.3	539.8	448.2	952.2
(Loss) income from continuing operations, net of tax(1)	(796.5)	(344.5)	67.5	39.8	600.5
Diluted (loss) earnings per share from continuing operations	$(1.81)	$(.79)	$.14	$.09	$1.38
Cash dividends per share	$.24	$.24	$.24	$.75	$.92
Balance Sheet Data
Total assets*	$3,779.5	$5,496.8	$6,492.3	$7,382.5	$7,735.0
Debt maturing within one year	55.2	121.7	171.2	564.3	838.8
Long-term debt	2,159.6	2,428.7	2,488.1	2,572.3	2,410.7
Total debt	2,214.8	2,550.4	2,659.3	3,136.6	3,249.5
Total shareholders’ (deficit) equity	(1,056.4)	305.3	1,127.5	1,233.3	1,585.2

*	Total assets at December 31, 2015 and 2014 in the table above exclude the $100.0 receivable from continuing operations that was presented within current assets of discontinued operations.

(1)
A number of items, shown below, impact the comparability of our operating profit and (loss) income from continuing operations, net of tax. See Note 14, Restructuring Initiatives on pages F-44 through F-48 of our 2015 Annual Report, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2015 Annual Report, "Results Of Operations - Consolidated" within MD&A on pages 37 through 45, "Segment Review - Latin America" within MD&A on pages 46 through 50, Note 15, Contingencies on pages F-48 through F-50 of our 2015 Annual Report, "Segment Review - Global and Other Expenses" within MD&A on pages 53 through 55, Note 11, Employee

Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report, Note 16, Goodwill and Intangibles on pages F-50 through F-52 of our 2015 Annual Report, Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2015 Annual Report, Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report and Note 7, Income Taxes on pages F-22 through F-26 of our 2015 Annual Report for more information on these items.

	Impact on Operating Profit
	2015	2014	2013	2012	2011
Costs to implement restructuring initiatives	$49.1	$86.6	$53.4	$94.2	$15.3
Venezuelan special items(2)	120.2	137.1	49.6	—	—
FCPA accrual(3)	—	46.0	89.0	—	—
Pension settlement charge(4)	7.3	9.5	—	—	—
Other items(5)	3.1	—	—	—	—
Asset impairment and other charges(6)	6.9	—	42.1	44.0	—
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2015 was impacted by the gain on sale of Liz Earle of $44.9 before tax ($51.6 after tax). In addition, loss from continuing operations, before taxes during 2015 was impacted by a loss on extinguishment of debt of $5.5 before tax caused by the make-whole premium and the write-off of debt issuance costs and discounts, associated with the prepayment of the 2.375% Notes (as defined in "Capital Resources" within MD&A on pages 58 through 59) and a charge of $2.5 before tax associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility. Loss from continuing operations, net of tax during 2015 was also negatively impacted by an aggregate non-cash income tax charge of $685.1. This was primarily due to additional valuation allowances for U.S. deferred tax assets of $669.7 which were due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. In addition, the non-cash income tax charge was due to additional valuation allowances for deferred tax assets outside of the U.S. of $15.4, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. In addition, loss from continuing operations, before taxes during 2015 was impacted by an income tax benefit of $18.7, which was recorded in the fourth quarter of 2015, recognized as a result of the implementation of foreign tax planning strategies. See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2015 Annual Report, Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report, and Note 7, Income Taxes on pages F-22 through F-26 of our 2015 Annual Report for more information.
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2014 was negatively impacted by a non-cash income tax charge of $404.9. This was primarily due to a valuation allowance of $383.5 to reduce our deferred tax assets to an amount that is "more likely than not" to be realized, which was recorded in the fourth quarter of 2014. In addition, loss from continuing operations, net of tax during 2014 was favorably impacted by the $18.5 net tax benefit recorded in the fourth quarter of 2014 related to the finalization of the Foreign Corrupt Practices Act ("FCPA") settlements. See Note 7, Income Taxes on pages F-22 through F-26 of our 2015 Annual Report for more information.
In addition to the items impacting operating profit identified above, income from continuing operations, net of tax during 2013 was impacted by a loss on extinguishment of debt of $73.0 before tax ($46.2 after tax) caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our private notes, as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of a term loan agreement. Income from continuing operations, net of tax during 2013 was also impacted by a loss on extinguishment of debt of $13.0 before tax ($8.2 after tax) caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of notes due in 2014. In addition, income from continuing operations, net of tax during 2013 was impacted by valuation allowances for deferred tax assets of $41.8 related to Venezuela and $9.2 related to China. See Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report, "Results Of Operations - Consolidated" within MD&A on pages 37 through 45, and Note 7, Income Taxes on pages F-22 through F-26 of our 2015 Annual Report for more information.
In addition to the items impacting operating profit identified above, income from continuing operations, net of tax during 2012 was impacted by a benefit recorded to other expense, net of $23.8 before tax ($15.7 after tax) due to the release of a provision in the fourth quarter associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities. Also, during the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain domestic funding needs. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested, and therefore, we recorded an additional provision for income taxes of $168.3. See Note 7, Income Taxes on pages F-22 through F-26 of our 2015 Annual Report, for more information.

(2)
During 2015, 2014 and 2013, our operating profit and operating margin were negatively impacted by devaluations of the Venezuelan currency, combined with being designated as a highly inflationary economy,

In February 2015, the Venezuelan government announced that a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015 and we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. At February 12, 2015, the SIMADI exchange rate was approximately 170, as compared to the SICAD II exchange rate of approximately 50 that we used previously, which caused the recognition of a devaluation of approximately 70%. As a result of using the historical United States ("U.S.") dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of $11.4 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value. In 2015, we recognized an additional negative impact of $18.5 to operating profit and net income relating to these non-monetary assets. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2015, we recorded an after-tax benefit of $3.4 (benefit of $4.2 in other expense, net, and a loss of $.8 in income taxes), primarily reflecting the write-down of monetary assets and liabilities. In addition, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to selling, general and administrative expenses was recorded to reflect the write-down of the long-lived assets to their estimated fair value of $15.7.
In February 2014, the Venezuelan government announced a foreign exchange system which began operating on March 24, 2014, referred to as the SICAD II exchange ("SICAD II") and we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. At March 31, 2014, the SICAD II exchange rate was approximately 50, as compared to the official exchange rate of 6.30 that we used previously, which caused the recognition of a devaluation of approximately 88%. As a result of using the historical United States ("U.S.") dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of $115.7 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value. In 2014, we recognized an additional negative impact of $21.4 to operating profit and net income relating to these non-monetary assets. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2014, we recorded an after-tax loss of $41.8 ($53.7 in other expense, net, and a benefit of $11.9 in income taxes), primarily reflecting the write-down of monetary assets and liabilities.
In 2013, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, 2013 operating profit was negatively impacted by $49.6, due to the difference between the historical U.S. dollar cost at the previous official exchange rate of 4.30 and the official exchange rate of 6.30. In addition to the negative impact to operating profit and net income, as a result of the devaluation of Venezuelan currency, during 2013, we recorded an after-tax loss of $50.7 ($34.1 in other expense, net, and $16.6 in income taxes), primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits.
See discussion of our Venezuela operations in "Segment Review - Latin America" within MD&A on pages 46 through 50 and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2015 Annual Report for more information.

(3)
During 2014, our operating profit and operating margin were negatively impacted by the additional $46 accrual, and during 2013, our operating profit and operating margin were negatively impacted by the $89 accrual, both recorded for the settlements related to the FCPA investigations. See Note 15, Contingencies on pages F-48 through F-50 of our 2015 Annual Report for more information.

(4)
During 2015, our operating profit and operating margin were negatively impacted by settlement charges associated with the U.S. defined benefit pension plan. As a result of the lump-sum payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, in the third quarter of 2015, we recorded a settlement charge of $23.8. As the settlement threshold was exceeded in the third quarter of 2015, a settlement charge of $4.1 was also recorded in the fourth quarter of 2015, as a result of additional payments from our U.S. defined benefit pension plan. These settlement charges were allocated between Global Expenses and Discontinued Operations.

During 2014, our operating profit and operating margin were negatively impacted by settlement charges associated with the U.S. defined benefit pension plan. As a result of the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, in the second quarter of 2014, we recorded a settlement charge of $23.5. As the settlement threshold was exceeded in the second quarter of 2014, settlement charges of $5.4 and $7.5 were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from our U.S. defined benefit pension plan. These settlement charges were allocated between Global Expenses and Discontinued Operations.
See "Segment Review - Global and Other Expenses" within MD&A on pages 53 through 55, and Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report for a further discussion of the settlement charges.

(5)
During 2015, our operating profit and operating margin were negatively impacted by transaction-related costs of $3.1 associated with the planned separation of North America that were included in continuing operations.

(6)
During 2015, our operating profit and operating margin were negatively impacted by a non-cash impairment charge of $6.9 associated with goodwill of our Egypt business. During 2013 and 2012, our operating profit and operating margin were negatively impacted by non-cash impairment charges of $42.1 and $44.0, respectively, associated with goodwill and intangible assets of our China business. See Note 16, Goodwill and Intangible Assets on pages F-50 through F-52 of our 2015 Annual Report for more information on Egypt and China.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(U.S. dollars in millions, except per share and share data)
You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and related Notes contained in our 2015 Annual Report. When used in this discussion, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
See "Non-GAAP Financial Measures" on pages 29 through 31 of this MD&A for a description of how Constant dollar ("Constant $") growth rates (a Non-GAAP financial measure) are determined.
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel. During 2015, we had sales operations in 57 countries and territories, and distributed products in 15 more. In addition, in our North America business (which has been presented as discontinued operations) we had sales operations in 3 countries and territories, and distributed our products in 27 other countries and territories. Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; and Asia Pacific. In addition, we operate our business in North America, which has been presented as discontinued operations for all periods presented and is discussed further below. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare (which includes personal care), fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2015, we had nearly 6 million active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2015, all of our consolidated revenue was derived from operations outside of the U.S.
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management ("Cerberus"), which include a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business from Avon into a privately-held company, which will include a $100 contribution by Avon, that will be majority-owned and managed by an affiliate of Cerberus. Avon will retain approximately 20% ownership in this new privately-held company. These transactions are expected to close concurrently in the first half of 2016. The North America business, which represents the Company's operations in the United States, Canada and Puerto Rico, was previously its own reportable segment and has been presented as discontinued operations for all periods presented. Refer to Note 3, Discontinued Operations and Divestitures, on pages F-16 through F-18 of our 2015 Annual Report, for additional information regarding the investment by an affiliate of Cerberus and the separation of the North America business.
Total revenue in 2015 compared to 2014 declined 19% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue increased 2%. Constant $ revenue was negatively impacted by approximately 2 points due to taxes in Brazil from the combined impact of the recognition of Value Added Tax ("VAT") credits in 2014 which did not recur in 2015 along with a new Industrial Productions Tax ("IPI") on cosmetics which went into effect in May 2015. Constant $ revenue was also negatively impacted by approximately 1 point as a result of the sale of Liz Earle which was completed in July 2015. Sales from the Beauty category decreased 20%, or increased 3% on a Constant $ basis. Sales from the Fashion & Home category decreased 15%, or increased 5% on a Constant $ basis.
Our Constant $ revenue benefited from growth in markets experiencing relatively high inflation (Venezuela and Argentina), which contributed approximately 2 points to our Constant $ revenue growth. Our Constant $ revenue also benefited from growth in Europe, Middle East & Africa, most significantly Eastern Europe (Russia and Ukraine), and to a lesser extent, South Africa and underlying growth in Brazil. Constant $ revenue benefited from higher average order and a 1% increase in Active Representatives. The increase in Active Representatives was primarily due to growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention, partially offset by markets experiencing relatively high inflation (Venezuela and Argentina). The net impact of price and mix increased 4%, driven by increases in all regions. The net impact of price and mix was primarily positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing. Units sold decreased 2%, primarily due to declines in units sold in Brazil and Venezuela, partially offset by an increase in units sold in Russia. See "Segment Review" of this MD&A for additional information related to changes in revenue by segment.

Over the last two years, our profitability has suffered significantly given our geographic footprint and the strength of the U.S. dollar relative to currencies of key Avon markets. As a result, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our markets which have historically had higher operating margins experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $210, foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $265 (of which approximately $90 related to Venezuela, as discussed further below), and lower foreign exchange losses on our working capital (classified within other expense, net), which had a favorable impact of approximately $10 before tax.
In November 2015, we announced an internal reorganization of our management structure, including the combined management of Latin America and Europe, Middle East & Africa, effective January 1, 2016. As a result of the internal reorganization, we will report results for the following four reportable segments beginning in the first quarter of 2016: Europe, Middle East & Africa; Northern Latin America; South America; and Asia Pacific.
In January 2016, we announced a transformation plan (the "Transformation Plan"), which includes investing in growth, reducing costs in an effort to continue to improve our cost structure and improving our financial resilience. As a result of this plan, we expect to invest $350 into the business over the next three years with an estimated $150 in media and social selling and $200 related to the service model evolution and information technology, which will be aimed at improving the overall Representative experience. With respect to cost reductions, we have targeted pre-tax annualized cost savings of approximately $350 after three years, with an estimated $200 from supply chain reductions and an estimated $150 from other cost reductions. These cost savings are expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. We are targeting the realization of $70 of these pre-tax cost savings in 2016. We have initiated this Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit constant-dollar revenue growth. While we expect to evaluate options to improve our financial resilience, we have already implemented actions in this area, including refinancing our revolving credit facility, divesting Liz Earle Beauty Co. Limited ("Liz Earle"), prepaying our 2.375% Notes (as defined below in "Capital Resources" on pages 58 through 59) and suspending our dividend.
See Note 14, Restructuring Initiatives on pages F-44 through F-48 of our 2015 Annual Report, Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2015 Annual Report and Note 5, Debt and Other Financing on pages F-19 through F-21 of our Annual Report for more information on these items.
In July 2015, we sold Liz Earle, and as a result, we expect Avon's Constant $ and reported revenue in 2016 to be negatively impacted by approximately 1 point. See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2015 Annual Report for more information.
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. Use of the SIMADI exchange rate caused the recognition of a devaluation of approximately 70%. In addition, we recognized impairment charges of approximately $11 to cost of sales and approximately $90 to selling, general and administrative expenses in order to reflect the write-down of inventory and long-lived assets, respectively, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $19 to operating profit and net income relating to these non-monetary assets in the first, second, third and fourth quarters of 2015 due to the recognition of the cost basis at a higher exchange rate than the rate at which revenue was reported in U.S. dollars. In addition to the negative impact to operating margin, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities. See "Segment Review - Latin America" of this MD&A for further discussion of our Venezuela operations.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards, to our consolidated financial statements contained in this 2015 Annual Report.

Performance Metrics
Within this MD&A, in addition to our key financial metrics of revenue, operating profit and operating margin, we utilize the performance metrics defined below to assist in the evaluation of our business.

Performance Metrics	Definition

Change in Active Representatives
This metric is a measure of Representative activity based on the number of unique Representatives submitting at least one order in a sales campaign, totaled for all campaigns in the related period. To determine the change in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year. Orders in China are excluded from this metric as our business in China is predominantly retail. Liz Earle was also excluded from this calculation as it did not distribute through the direct-selling channel.

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

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and underlying business results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at a constant exchange rate. Foreign currency impact is determined as the difference between actual growth rates and constant-currency growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, total and net global expenses, operating profit, operating margin and effective tax rate on a Non-GAAP basis. The discussion of our segments presents operating profit and operating margin on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the most directly comparable financial measures calculated and reported in accordance with GAAP. The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) costs to implement ("CTI") restructuring initiatives, 2) costs and charges related to the devaluations of Venezuelan currency in February 2015, March 2014 and February 2013, combined with being designated as a highly inflationary economy, and a valuation allowance for deferred tax assets related to Venezuela ("Venezuelan special items"), 3) the $89 accrual recorded in 2013 for the settlements related to the Foreign Corrupt Practices Act ("FCPA") investigations, the additional $46 accrual in 2014 for the settlements related to the FCPA investigations and, in the fourth quarter of 2014, the associated approximate $19 net tax benefit ("FCPA accrual"), 4) the settlement charges associated with the U.S. pension plan ("Pension settlement charge"), 5) the goodwill impairment charge related to the Egypt business, and the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to the China business ("Asset impairment and other charges"), 6) various other items associated with the sale of Liz Earle, the separation of the North America business and debt-related charges ("Other items") and, as it relates to our effective tax rate discussion, 7) the non-cash income tax adjustments associated with our deferred tax assets recorded in 2015 and 2014, and an income tax benefit realized as a result of tax planning strategies ("Special tax items"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2015, 2014 and 2013 caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical U.S. dollar cost of the assets at the previous exchange rate and the revised exchange rate. In 2015 and 2014, the Venezuelan special items also include adjustments of approximately $11 and approximately $116, respectively, to reflect certain non-monetary assets at their net realizable value. In 2015, the Venezuelan special items also include an impairment charge of approximately $90 to reflect the write-down of the long-lived assets to their estimated fair value. In 2013, the devaluation was as a result of the change in the official exchange rate, which moved from 4.30 to 6.30. In 2014, the devaluation was caused as a result of moving from the official exchange rate of 6.30 to the SICAD II exchange rate of approximately 50. In 2015, the devaluation was caused as a result of moving from the SICAD II exchange rate of approximately 50 to the SIMADI exchange rate of approximately 170. The Venezuelan special items also include the impact on the Consolidated Statements of Operations caused by a valuation allowance for deferred tax assets related to Venezuela recorded in the fourth quarter of 2013.
The Pension settlement charge includes the impact on the Consolidated Statements of Operations in the third and fourth quarters of 2015 and the second, third and fourth quarters of 2014 associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan. Such payments fully settle our pension plan obligation to those participants who elected to receive such payment.
The Asset impairment and other charges include the impact on the Consolidated Statements of Operations caused by the goodwill impairment charge related to the Egypt business in the fourth quarter of 2015. The Asset impairment and other charges also include the impact on the Consolidated Statements of Operations caused by the goodwill and intangible asset impairment charges and a valuation allowance for deferred tax assets related to the China business in 2013.
The Other items include the impact during 2015 on the Consolidated Statements of Operations due to the gain on the sale of Liz Earle. The Other items also includes the impact on the Consolidated Statements of Operations in the fourth quarter of 2015 caused by transaction-related costs of $3.1 associated with the planned separation of the North America business that were included in continuing operations. In addition, Other items includes the impact on the Consolidated Statements of Operations of the loss on extinguishment of debt caused by the make-whole premium and the write-off of debt issuance costs and discounts associated with the prepayment of our 2.375% Notes (as defined below in "Liquidity and Capital Resources"). The Other items also include the impact on other expense, net in the Consolidated Statements of Operations of $2.5 associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility. The Other items, in 2013, also include the impact on the Consolidated Statements of Operations caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our private notes issued in 2010, as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of a term loan agreement. The Other items also include the impact on the Consolidated Statements of Operations in 2013 caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of the notes due in 2014.
In addition, the effective tax rate discussion includes Special tax items which include the impact during 2015 on income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge in the first quarter of 2015 and a non-cash income tax benefit in the second quarter of 2015, each associated with valuation allowances, to adjust our U.S. deferred tax assets to an amount that was "more likely than not" to be realized. These adjustments were primarily caused by fluctuations of the U.S. dollar against currencies of some of our key markets. The Special tax items also include the impact during the third quarter of 2015 on income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge as a result of establishing a valuation allowance for the full amount of our U.S. deferred tax assets due to the impact of the continued strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies. Additionally, the Special tax items includes the impact on income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge associated with valuation allowances, to adjust certain non-U.S. deferred tax assets to an amount that is "more likely than not" to be realized. The non-U.S. valuation allowance included an adjustment associated with Russia, which was primarily the result of lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. The Special tax items also include the impact during the fourth quarter of 2014 on the income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge primarily associated with a valuation allowance to reduce our U.S. deferred tax assets to an amount that is "more likely than not" to be realized, and was primarily due to the strengthening of the U.S. dollar against currencies of some of our key markets and, to a lesser extent, the finalization of the FCPA settlements. The Special tax items also include the impact during the fourth quarter of 2015 on the income taxes in the Consolidated Statements of Operations due to an income tax benefit recognized as a result of the implementation of foreign tax planning strategies.
See Note 14, Restructuring Initiatives on pages F-44 through F-48 of our 2015 Annual Report, "Results Of Operations - Consolidated" below, "Segment Review - Latin America" below, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2015 Annual Report, Note 15, Contingencies on pages F-48 through F-50 of our 2015 Annual Report, "Segment Review - Global and Other Expense" below, Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report, Note 16, Goodwill and Intangible Assets on pages F-50 through F-52 of our 2015 Annual Report, Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2015

Annual Report, "Liquidity and Capital Resources" below, Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report, and Note 7, Income Taxes on pages F-22 through F-26 of our 2015 Annual Report for more information on these items.

Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, on pages F-9 through F-15 of our 2015 Annual Report for a detailed discussion of the application of these and other accounting policies.
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign. Sales campaigns are generally for a three- to four-week duration. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance for the prior campaign is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality and changing trends. Over the past three years, annual bad debt expense was $144 in 2015, $171 in 2014 and $209 in 2013, or approximately 2% of total revenue in each year. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction, but within many jurisdictions, we generally allow an unlimited right of return. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $191 for 2015, $241 for 2014 and $274 for 2013, or approximately 3% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $45 in 2015, $78 in 2014 and $82 in 2013.

Pension and Postretirement Expense
We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and a portion of employees in international locations. However, our U.S. defined benefit pension plan is closed to employees hired on or after January 1, 2015. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care benefits subject to certain limitations to many retired employees in the U.S. and certain foreign countries. See Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report for more information on our benefit plans.
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
For 2015, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. defined benefit pension plans was 6.87%, as compared with 6.86% for 2014. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We evaluate the expected long-term rate of return annually and adjust as necessary.
As part of the separation of the North America business, we will transfer certain pension liabilities under the U.S. defined benefit pension plan associated with current and former employees of the North America business and certain other former Avon employees, along with a portion of the assets held by the U.S. defined benefit pension plan, to a defined benefit pension plan sponsored by the new privately-held company. We will also transfer certain other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. We will continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon outside of the North America business. Prior to this separation, our net periodic benefit costs for the U.S. pension and postretirement benefit plans were allocated between Discontinued Operations and Global and Other Expenses as the plan includes both North America and U.S. Corporate Avon associates. In line with this allocation, our ongoing net periodic benefit costs within Global and Other Expenses are not expected to be materially impacted by the separation of the North America business.
Beginning in 2014, we adopted an investment strategy for the U.S. defined benefit pension plan which is designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we also have begun to utilize derivative instruments to achieve the desired market exposures or to hedge certain risks. Derivative instruments may include, but are not limited to, futures, options, swaps or swaptions. Investment types, including the use of derivatives are based on written guidelines established for each investment manager and monitored by the plan's investment committee. In 2015, similar investment strategies were implemented in some of our non-U.S. defined benefit pension plans.
A significant portion of our pension plan assets relate to the U.S. defined benefit pension plan. The assumed rate of return for 2015 for the U.S. defined benefit pension plan was 7.25%, which was based on an asset allocation of approximately 70% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 3% to 5% in the long-term) and approximately 30% in equity securities and high yield securities (which are expected to earn approximately 5% to 7% in the long term). In addition to the physical assets, the asset portfolio has derivative instruments which increase our exposure to higher yielding securities. Historical rates of return on the assets of the U.S. defined benefit pension plan were approximately 8% for the most recent 10-year period and approximately 8% for the 20-year period. In the U.S. defined benefit pension plan, our asset allocation policy has historically favored U.S. equity securities, which have returned approximately 7% over the 10-year period and approximately 8% over the 20-year period. The rate of return on the plan assets in the U.S. was approximately negative 3% in 2015 and approximately 11% in 2014.
The discount rate used for determining the present value of future pension obligations for each individual plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including our U.S. defined benefit pension plan, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis was 3.92% at December 31, 2015, and 3.54% at December 31, 2014. For the determination of the expected rate of return on assets and the discount rate, we take external actuarial advice into consideration.
Our funding requirements may be impacted by standards and regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, health care cost trend rates, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2015, we had pretax actuarial losses and prior service credits totaling approximately $296 for the U.S. defined benefit pension and postretirement plans and approximately $238 for the non-U.S. defined benefit pension and postretirement plans that have not yet been charged to expense, of which approximately $247 of the U.S. defined benefit pension and postretirement plans are associated with discontinued operations. These actuarial losses have been charged to accumulated other comprehensive loss ("AOCI") within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For 2016, our assumption for the expected rate of return on assets is 7.00% for our U.S. defined benefit pension plan and 6.40% for our non-U.S. defined benefit pension plans. Our assumptions are reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2015 pension expense and the pension benefit obligation at December 31, 2015:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(5.0)	$5.0	N/A	N/A
Discount rate	(6.5)	6.4	$(91.0)	$98.1
Rate of compensation increase	1.0	(1.0)	6.9	(6.7)
The above table reflects the entire U.S. pension and postretirement plans, a portion of which are associated with discontinued operations.
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
Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted domestic and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its excess foreign tax credits, were taken into consideration. At December 31, 2015, we had net deferred tax assets of $151 (net of valuation allowances of $1,972).
With respect to our deferred tax assets, at December 31, 2015, we had recognized deferred tax assets relating to tax loss carryforwards of $657, primarily from foreign and U.S. state jurisdictions, for which a valuation allowance of $652 has been provided. Prior to December 31, 2015, we had recognized deferred tax assets of $746 relating to excess U.S. foreign tax and other U.S. general business credit carryforwards for which a valuation allowance of $746 has been provided. We have a history of domestic source losses, and our excess U.S. foreign tax and general business credits have primarily resulted from having a greater domestic source loss in recent years which reduces our ability to credit foreign taxes or utilize the general business credits which we generate.
Our ability to realize our U.S. deferred tax assets, such as our foreign tax and general business credit carryforwards, is dependent on future U.S. taxable income within the carryforward period. At December 31, 2015, we would need to generate approximately $2.1 billion of excess net foreign source income in order to realize the U.S. foreign tax and general business credits before they expire.
During the fourth quarter of 2014, the Company’s expected net foreign source income was reduced significantly, primarily due to the strengthening of the U.S. dollar against currencies for some of our key markets and, to a lesser extent, the finalization of the FCPA settlements. This strengthening of the U.S. dollar reduced the expected dividends and royalties that could be remitted to the U.S. by our foreign subsidiaries, particularly Russia, Brazil, Mexico and Colombia. The effectiveness of our tax planning strategies, including the repatriation of foreign earnings and the acceleration of royalties from our foreign subsidiaries, was also negatively impacted by the strengthening of the U.S. dollar. In addition, the finalization of the FCPA settlements, which included a $68 fine related to Avon China in connection with the DOJ settlement and $67 in disgorgement and prejudgment interest related to Avon Products, Inc. in connection with the SEC settlement, negatively impacted expected future repatriation of foreign earnings and reduced current U.S. taxable income, respectively. As a result of these developments, we determined that we may not generate sufficient taxable income to realize all of our U.S. deferred tax assets. As such, we recorded a valuation allowance of $441 to reduce our U.S. deferred tax assets to an amount that is "more likely than not" to be realized, of which $367 was recorded to income taxes in the Consolidated Statements of Operations and the remainder was recorded to various components of other comprehensive (loss) income.
During the first and second quarters of 2015, the Company recorded a $31 charge and a $3 benefit, respectively, associated with valuation allowances, to adjust our U.S. deferred tax assets to an amount that was “more likely than not” to be realized. These adjustments were primarily caused by fluctuations of the U.S. dollar against currencies of some of our key markets.
During the third quarter of 2015, we recorded an additional valuation allowance for the remaining U.S. deferred tax assets of $642. The increase in the valuation allowance resulted from reduced tax benefits expected to be obtained from tax planning strategies associated with an anticipated accelerated receipt in the U.S. of foreign source income. As the U.S. dollar had further strengthened against currencies of some of our key markets during the third quarter of 2015, the benefits associated with the Company’s tax planning strategies were no longer sufficient for the Company to continue to conclude that its tax planning strategies were prudent. In the absence of any alternative prudent tax planning strategies and other sources of future taxable income, it was determined that a full valuation allowance should be recorded. Although the Company continues to expect that it will generate taxable income and tax liability in the U.S., the Company is expected to offset its current and future tax liability with foreign tax credits, and as a result, the expected level of future taxable income and tax liability is not adequate to realize the benefit of previously recorded deferred tax assets. Although the Company may not be able to recognize a financial statement benefit associated with its deferred tax assets, the Company will continue to manage and plan for the utilization of its deferred tax assets to avoid the expiration of deferred tax assets that may have limited lives.
At December 31, 2015, we continue to assert that our foreign earnings are not indefinitely reinvested, as a result of our domestic liquidity profile. Accordingly, we adjusted our deferred tax liability to account for our 2015 undistributed earnings of foreign subsidiaries and for the tax effect of earnings that were actually repatriated to the U.S. during the year. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is an increase of $75, resulting in a deferred tax liability balance of $89 related to the incremental tax cost on $1.4 billion of undistributed foreign earnings at December 31, 2015. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings may result in the utilization of a portion of our foreign tax credits in the year of repatriation; therefore, the utilization of foreign tax credits is dependent on the amount and timing of repatriations, as well as the jurisdictions involved. We have not included the undistributed earnings of our subsidiary in Venezuela in the calculation of this deferred income tax liability as local regulations restrict cash distributions denominated in U.S. dollars.
In addition, in the fourth quarter of 2015, we recognized a benefit of approximately $19 associated with the implementation of foreign tax planning strategies. We completed the implementation of these tax planning strategies and expect to recognize an additional benefit of approximately $30 in the first quarter of 2016.
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
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In 2016, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our tax positions are ultimately upheld or denied, it is possible that the 2016 provision for income taxes, as well as tax related cash receipts or payments, may be impacted.
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
Impairment of Assets
Plant, Property and Equipment and Capitalized Software
We evaluate our plant, property and equipment and capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
In February 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to selling, general and administrative expenses was recorded to reflect the write-down of the long-lived assets to their estimated fair value of $15.7, which was recorded in the first quarter of 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates. See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2015 Annual Report for more information on Avon Venezuela.
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
We completed our annual goodwill impairment assessment for 2015 and determined that the estimated fair values were considered substantially in excess of the carrying values of each of our reporting units, with the exception of our Egypt reporting unit (discussed below).
The impairment analyses performed for goodwill and intangible assets require several estimates in computing the estimated fair value of a reporting unit, an indefinite-lived intangible asset, and a finite-lived intangible asset. As part of our goodwill impairment analysis, we typically use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
Egypt
During the 2015 year-end close process, our analysis of the Egypt business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business. During 2015, Egypt performed generally in line with our revenue and earnings projections, which assumed growth as compared to 2014. However, as a result of currency restrictions for the payment of goods in Egypt, we lowered our long-term revenue and earnings projections for the business. Accordingly, a non-cash impairment charge of $6.9 was recorded to reduce the carrying amount of goodwill. There is no amount remaining associated with goodwill for our Egypt reporting unit as a result of this impairment charge.
China
During the first half of 2013, China performed generally in line with our revenue and earnings projections. As assumed in our projections, China's revenue in the first half of 2013 continued to deteriorate versus the prior-year period; however, beginning in the third quarter of 2013, this revenue decline was significantly in excess of our assumptions. As a result, in the third quarter of 2013, it became apparent that we would not achieve our 2013 and long-term forecasted revenue and earnings, and we completed an interim impairment assessment of the fair value of goodwill related to our operations in China. The revenue decline in China during the third quarter of 2013 resulted in the recognition of an operating loss while we had expected operating profit in our projections. In the third quarter of 2013, we significantly lowered our long-term revenue and earnings projections for China that was included in our DCF model utilized in our interim impairment assessment. As a result of our impairment testing, we recorded a non-cash impairment charge of $42.1 in the third quarter of 2013 to reduce the carrying amounts of goodwill and finite-lived intangible assets. There are no amounts remaining associated with goodwill or intangible assets for our China reporting unit as a result of this impairment charge.
Key Assumptions - Egypt and China
Key assumptions used in measuring the fair value of Egypt and China during these impairment assessments included projections of revenue and the resulting cash flows, as well as the discount rate (based on the estimated weighted-average cost of capital). To estimate the fair value of Egypt and China, we forecasted revenue and the resulting cash flows over five years and ten years, respectively, using a DCF model which included a terminal value at the end of the projection period. We believed that a five-year period and a ten-year period was a reasonable amount of time in order to return cash flows of Egypt and China, respectively, to normalized, sustainable levels.
See Note 16, Goodwill and Intangible Assets on pages F-50 through F-52 of our 2015 Annual Report for more information on Egypt and China.

Results Of Operations - Consolidated

	Years ended December 31			%/Point Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenue	$6,160.5	$7,648.0	$8,496.8	(19)%	(10)%
Cost of sales	2,445.4	3,006.9	3,172.8	(19)%	(5)%
Selling, general and administrative expenses	3,543.2	4,206.8	4,742.1	(16)%	(11)%
Impairment of goodwill and intangible assets	6.9	—	42.1	*	*
Operating profit	165.0	434.3	539.8	(62)%	(20)%
Interest expense	120.5	108.8	117.9	11%	(8)%
Loss on extinguishment of debt	5.5	—	86.0	*	*
Interest income	(12.5)	(14.8)	(25.9)	(16)%	(43)%
Other expense, net	73.7	139.5	83.9	(47)%	66%
Gain on sale of business	(44.9)	—	—	*	*
(Loss) income from continuing operations, net of tax	(796.5)	(344.5)	67.5	*	*
Net loss attributable to Avon	$(1,148.9)	$(388.6)	$(56.4)	*	*
Diluted (loss) income per share from continuing operations	$(1.81)	$(.79)	$.14	*	*
Diluted loss per share attributable to Avon	$(2.60)	$(.88)	$(.13)	*	*

Advertising expenses(1)	$128.0	$166.4	$174.3	(23)%	(5)%

Gross margin	60.3%	60.7%	62.7%	(.4)	(2.0)
CTI restructuring	—	—	—	—	—
Venezuelan special items	.5	1.6	.5	(1.1)	1.1
Adjusted gross margin	60.8%	62.3%	63.2%	(1.5)	(.9)

Selling, general and administrative expenses as a % of total revenue(2)	57.5%	55.0%	55.8%	2.5	(.8)
CTI restructuring	(.8)	(1.1)	(.6)	.3	(.5)
Venezuelan special items	(1.5)	(.2)	(.1)	(1.3)	(.1)
FCPA accrual	—	(.6)	(1.0)	.6	.4
Pension settlement charge	(.1)	(.1)	—	—	(.1)
Other items	(.1)	—	—	(.1)	—
Adjusted selling, general and administrative expenses as a % of total revenue(2)	55.1%	52.9%	54.1%	2.2	(1.2)

Operating profit	$165.0	$434.3	$539.8	(62)%	(20)%
CTI restructuring	49.1	86.6	53.4
Venezuelan special items	120.2	137.1	49.6
FCPA accrual	—	46.0	89.0
Pension settlement charge	7.3	9.5	—
Other items	3.1	—	—
Asset impairment and other charges	6.9	—	42.1
Adjusted operating profit	$351.6	$713.5	$773.9	(51)%	(8)%

Operating margin(2)	2.7%	5.7%	6.4%	(3.0)	(.7)
CTI restructuring	.8	1.1	.6	(.3)	.5
Venezuelan special items	2.0	1.8	.6	.2	1.2
FCPA accrual	—	.6	1.0	(.6)	(.4)
Pension settlement charge	.1	.1	—	—	.1
Other items	.1	—	—	.1	—
Asset impairment and other charges	.1	—	.5	.1	(.5)
Adjusted operating margin(2)	5.7%	9.3%	9.1%	(3.6)	.2

	Years ended December 31			%/Point Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Change in Constant $ Adjusted operating margin(3)				(1.8)	1.0

Change in Active Representatives				1%	(4)%
Change in units sold				(2)%	(2)%
Amounts in the table above may not necessarily sum due to rounding.
*     Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

(2)
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue, as well as operating margin and Adjusted operating margin, have been impacted as compared to amounts previously reported due to classifying North America within discontinued operations for all periods presented. Global expenses previously allocated to North America will remain in continuing operations, as these represent costs associated with functions of the Company's continuing operations.

(3)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
2015 Compared to 2014
Revenue
Total revenue in 2015 compared to 2014 declined 19% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue increased 2%. Constant $ revenue was negatively impacted by approximately 2 points due to taxes in Brazil from the combined impact of the recognition of VAT credits in 2014 which did not recur in 2015 along with a new IPI tax on cosmetics which went into effect in May 2015. Constant $ revenue was also negatively impacted by approximately 1 point as a result of the sale of Liz Earle which was completed in July 2015. Our Constant $ revenue benefited from growth in markets experiencing relatively high inflation (Venezuela and Argentina), which contributed approximately 2 points to our Constant $ revenue growth. Our Constant $ revenue also benefited from growth in Europe, Middle East & Africa, most significantly Eastern Europe (Russia and Ukraine), and to a lesser extent, South Africa and underlying growth in Brazil. Constant $ revenue benefited from higher average order and a 1% increase in Active Representatives. The increase in Active Representatives was primarily due to growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention, partially offset by markets experiencing relatively high inflation (Venezuela and Argentina). The net impact of price and mix increased 4%, driven by increases in all regions. The net impact of price and mix was primarily positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing. Units sold decreased 2%, primarily due to declines in units sold in Brazil and Venezuela, partially offset by an increase in units sold in Russia. See "Segment Review" in this MD&A for additional information related to changes in revenue by segment and "Segment Review - Latin America" in this MD&A for a further discussion of the tax benefits in Brazil.
On a category basis, our net sales and associated growth rates were as follows:

	Years ended December 31		%/Point Change
	2015	2014	US$	Constant $
Beauty:
Skincare	$1,791.2	$2,281.0	(21)%	—%
Fragrance	1,632.8	1,966.3	(17)	7
Color	1,078.1	1,365.1	(21)	1
Total Beauty	4,502.1	5,612.4	(20)	3
Fashion & Home:
Fashion	907.8	1,040.4	(13)	6
Home	666.6	819.7	(19)	4
Total Fashion & Home	1,574.4	1,860.1	(15)	5
Net sales	$6,076.5	$7,472.5	(19)	3

Operating Margin
Operating margin and Adjusted operating margin decreased 300 basis points and 360 basis points, respectively, compared to 2014. The decrease in Adjusted operating margin includes the benefits associated with the restructuring actions taken during 2015 and the $400M Cost Savings Initiative, primarily reductions in headcount, as well as other cost reductions. The decrease in operating margin and Adjusted operating margin are discussed further below in "Gross Margin," "Selling, General and Administrative Expenses" and "Impairment of Goodwill and Intangible Assets."
Gross Margin
Gross margin and Adjusted gross margin decreased 40 basis points and 150 basis points, respectively, compared to 2014. The gross margin comparison was impacted by a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $29 was recognized in the current-year period as compared to approximately $121 in the prior-year period, primarily associated with adjustments to reflect certain non-monetary assets at their net realizable value. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 150 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 270 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation;

•	a decrease of 40 basis points associated with the net impact of VAT credits in Brazil recognized in revenue in 2014 that did not recur in 2015; and

•	a decrease of 20 basis points as a result of the IPI tax law on cosmetics in Brazil that went into effect in May 2015.
These items were partially offset by the following:

•
an increase of 130 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina); and

•	an increase of approximately 60 basis points due to lower supply chain costs, primarily in Europe, Middle East & Africa which was largely due to lower overhead costs.
The negative impact of foreign currency transaction losses was partially mitigated by the benefits of pricing as we realized the impact of inflation in certain of our markets.
See "Segment Review - Latin America" in this MD&A for a further discussion of the VAT credits and IPI tax law in Brazil.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2015 decreased approximately $664 compared to 2014. This decrease is primarily due to the favorable impact of foreign currency translation, as the strengthening of the U.S. dollar against many of our foreign currencies resulted in lower reported selling, general and administrative expenses. The decrease in selling, general and administrative expenses is also due to the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the FCPA investigations and a lower amount of CTI restructuring. Partially offsetting the decrease in selling, general and administrative expenses was an approximate $90 impairment charge recorded in 2015 to reflect the write-down of the long-lived assets to their estimated fair value associated with the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, higher Representative, sales leader and field expense, higher foreign currency transaction costs and higher expenses associated with long-term employee incentive compensation plans as the prior-year period includes the benefit from the reversal of such accruals that did not recur in the current-year period.
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 250 basis points and 220 basis points, respectively, compared to 2014. In the current-year period, selling, general and administrative expenses as a percentage of revenue was impacted by an approximate $90 impairment charge recorded in 2015 to reflect the write-down of the long-lived assets to their estimated fair value associated with the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, the approximate $7 aggregate settlement charges associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, approximately $3 of transaction-related costs associated with the separation of North America that were included in continuing operations, and approximately $1 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting. In the prior-year period, selling, general and administrative expenses as a percentage of revenue was impacted by the additional $46 accrual recorded in 2014 for the settlements related to the FCPA investigations that did not recur in 2015, approximately $16 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, and the approximate $10 aggregate settlement charges associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan. Additionally, the selling, general and administrative expenses as a percentage of revenue comparison was impacted by lower CTI restructuring as compared to the prior-year period.
See "Segment Review - Latin America" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2015 Annual Report for a further discussion of our Venezuela operations, Note 15, Contingencies on pages F-48 through F-50 of our 2015 Annual Report for more information on the FCPA investigations, "Segment Review - Global and Other Expenses" in this MD&A and Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report for a further discussion of the pension settlement charges, and Note 14, Restructuring Initiatives on pages F-44 through F-48 of our 2015 Annual Report for more information on CTI restructuring.
The increase of 220 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of approximately 210 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•	an increase of 60 basis points associated with the net impact of VAT credits in Brazil recognized in revenue in 2014 that did not recur in 2015;

•
an increase of 60 basis points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax; and

•
an increase of 40 basis points due to higher expenses associated with long-term employee incentive compensation plans as the prior-year period includes the benefit from the reversal of such accruals that did not recur in the current-year period.

These items were partially offset by the following:

•
a decrease of 160 basis points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. In addition, lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount, were largely offset by the inflationary impact on our expenses.

See "Segment Review - Latin America" in this MD&A for a further discussion of the VAT credits and IPI tax law in Brazil.
Impairment of Goodwill and Intangible Assets
During the fourth quarter of 2015, we recorded a non-cash impairment charge of approximately $7 for goodwill associated with our Egypt business. See Note 16, Goodwill and Intangible Assets on pages F-50 through F-52 of our 2015 Annual Report for more information on Egypt.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.

Other Expense
Interest expense increased by approximately $12 compared to the prior-year period, primarily due to the increase in the interest rates on the 2013 Notes (defined below) as a result of the long-term credit rating downgrades.
Interest income decreased by approximately $2 compared to the prior-year period.
Loss on extinguishment of debt in 2015 was comprised of approximately $5 for the make-whole premium and approximately $1 for the write-off of debt issuance costs and discounts associated with the prepayment of our 2.375% Notes (as defined below in "Liquidity and Capital Resources"). Refer to Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report and "Liquidity and Capital Resources" in this MD&A for additional information.
Other expense, net, decreased by approximately $66 compared to the prior-year period, primarily due to a less significant impact from the devaluation of the Venezuelan currency on monetary assets and liabilities in conjunction with highly inflationary accounting, as we recorded a benefit of approximately $4 in the first quarter of 2015 as compared to a loss of approximately $54 in the first quarter of 2014. In addition, the decrease in other expense, net was partially due to lower foreign exchange losses, which decreased by approximately $10 compared to the prior-year period. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
Gain on sale of business in 2015 was the result of the sale of Liz Earle in July 2015. Refer to Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2015 Annual Report, for additional information regarding the sale of Liz Earle.
Effective Tax Rate
The effective tax rate in 2015 was negatively impacted by additional valuation allowances for U.S. deferred tax assets of approximately $670. The additional valuation allowances in 2015 were due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. In addition, the effective tax rate in 2015 was negatively impacted by additional valuation allowances for deferred tax assets outside of the U.S. of approximately $15, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. In addition, in the fourth quarter of 2015, we recognized a benefit of approximately $19 as a result of the implementation of foreign tax planning strategies. The additional valuation allowances for deferred tax assets in 2015 caused income taxes to be significantly in excess of income before taxes.
The effective tax rate in 2014 was negatively impacted by a non-cash income tax charge of approximately $396. This was largely due to a valuation allowance, recorded in the fourth quarter of 2014, against deferred tax assets of approximately $375 which is primarily due to the strengthening of the U.S. dollar against currencies of some of our key markets. The approximate $375 includes the valuation allowance recorded for U.S. deferred tax assets of approximately $367, as well as approximately $8 associated with other foreign subsidiaries.
In addition, the effective tax rates in 2015 and 2014 were negatively impacted by the devaluations of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A.
See Note 7, Income Taxes on pages F-22 through F-26 of our 2015 Annual Report, for more information.
The Adjusted effective tax rate in 2015 was negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. The Adjusted effective tax rate in 2014 was negatively impacted by an adjustment to the carrying value of our state deferred tax balances due to changes in the expected tax rate, valuation allowances for deferred taxes, including the impact of legislative changes, and out-of-period adjustments of approximately $6 recorded in the fourth quarter of 2014.
Discontinued Operations
Loss from discontinued operations, net of tax was $349 compared to a loss of $40 for 2014. During 2015, we recorded a charge of approximately $340 before tax ($340 after tax) associated with the estimated loss on the sale of the North America business that is expected to be completed in 2016. In addition, the North America operations achieved higher operating income in 2015 as compared with 2014 despite lower revenues as a result of significant cost savings, as well as lower costs to implement restructuring initiatives.

The estimated loss on sale was comprised of the following:

Pension and postretirement benefit plan liabilities	$236
Cash to be contributed to the North America business at closing	(100)
Gain on net liability reduction	136
Acceleration of pension and postretirement items in AOCI	(278)
Total pension and postretirement related items	(142)
Net assets to be contributed at closing (excluding pension items above)	(206)
Costs to sell	(35)
Implied value of ownership interest in North America business	43
Estimated loss on sale	$(340)

See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2015 Annual Report for a further discussion of the pension settlement charges.

Impact of Foreign Currency
During 2015, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $210, or approximately 280 points to Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $265 (of which approximately $90 related to Venezuela), or approximately 200 points to Adjusted operating margin; and

•	lower foreign exchange losses (classified within other expense, net), which had a favorable impact of approximately $10 before tax.

2014 Compared to 2013
Revenue
Total revenue in 2014 declined 10% compared to the prior-year period, due to unfavorable foreign exchange. Constant $ revenue increased 3%, and benefited by approximately 1 point due to the net impact of certain tax benefits in Brazil. In 2014 and 2013, we recognized tax credits in Brazil of approximately $85 and approximately $29, respectively, primarily associated with a change in estimate of expected recoveries of VAT. See "Segment Review - Latin America" in this MD&A for a further discussion of the tax benefits in Brazil. Constant $ revenue benefited from higher average order, which was partially offset by a 4% decrease in Active Representatives. The net impact of price and mix increased 5%, as pricing benefited from inflationary impacts in Latin America, primarily in Argentina and Venezuela, while units sold decreased 2%. During 2014, our Constant $ revenue benefited from net growth in Latin America and Europe, Middle East & Africa, which was partially offset by a net decline in Asia Pacific. Constant $ revenue growth in Latin America was primarily driven by Venezuela largely due to inflationary pricing, which was partially offset by declines in Mexico. Constant $ revenue growth in Europe, Middle East & Africa was driven by South Africa and the United Kingdom, which was partially offset by revenue declines in Russia and Turkey. Constant $ revenue in Russia was negatively impacted by a difficult economy, including the impact of geopolitical uncertainties, and its decline in the first half of 2014 was partially offset by Constant $ revenue growth in the second half of 2014 driven by actions to improve unit sales. In Asia Pacific, Constant $ revenue declined as compared to 2013 as growth in the Philippines was more than offset by declines in the other Asia Pacific markets. See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.

On a category basis, our net sales and associated growth rates were as follows:

	Years ended December 31		%/Point Change
	2014	2013	US$	Constant $
Beauty:
Skincare	$2,281.0	$2,556.7	(11)%	1%
Fragrance	1,966.3	2,202.4	(11)	5
Color	1,365.1	1,548.3	(12)	—
Total Beauty	5,612.4	6,307.4	(11)	2
Fashion & Home:
Fashion	1,040.4	1,169.7	(11)	(1)
Home	819.7	902.3	(9)	6
Total Fashion & Home	1,860.1	2,072.0	(10)	2
Net sales	$7,472.5	$8,379.4	(11)	2
Operating Margin
Operating margin and Adjusted operating margin decreased 70 basis points and increased 20 basis points, respectively, compared to 2013. The increase in Adjusted operating margin includes the benefits associated with the $400M Cost Savings Initiative, primarily reductions in headcount, as well as other cost reductions. The decrease in operating margin and increase in Adjusted operating margin are discussed further below in "Gross Margin," "Selling, General and Administrative Expenses" and "Impairment of Goodwill and Intangible Assets."
Gross Margin
Gross margin and Adjusted gross margin decreased 200 basis points and 90 basis points, respectively, compared to 2013. The gross margin comparison was largely impacted by an adjustment of approximately $116 associated with our Venezuela operations to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2014. Partially offsetting the decrease in gross margin was a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $5 was recognized in the current-year period as compared to approximately $45 in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 90 basis points in Adjusted gross margin was primarily due to the following:

•
a decrease of approximately 140 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation, driven by Europe, Middle East & Africa and Latin America; and

•
an increase of 80 basis points due to the favorable net impact of mix and pricing, primarily in Latin America, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina).

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2014 decreased approximately $535 compared to 2013. This decrease is primarily due to the favorable impact of foreign currency translation, as the strengthening of the U.S. dollar against many of our foreign currencies resulted in lower reported selling, general and administrative expenses. The decrease in selling, general and administrative expenses is also due to the $89 accrual for the settlements relating to the FCPA investigations recorded in 2013, lower expenses related to our Service Model Transformation ("SMT") project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013, lower professional and related fees associated with the FCPA investigation and compliance reviews and lower bad debt expense. Partially offsetting the decrease in selling, general and administrative expenses was the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the FCPA investigations and a higher amount of CTI restructuring primarily associated with the $400M Cost Savings Initiative.
Selling, general and administrative expenses and Adjusted selling, general and administrative expenses as a percentage of revenue decreased 80 basis points and 120 basis points, respectively, compared to 2013. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by a higher amount of CTI restructuring as compared to the prior-year period. Additionally, in the current-year period, selling, general and administrative expenses as a percentage of revenue was impacted by the additional $46 accrual recorded in the first quarter of 2014 for the settlements related to the FCPA investigations, approximately $16 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation, and the approximate $10 aggregate settlement charges recorded in 2014 associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan. In the prior-year period, selling, general and administrative expenses as a percentage of revenue was impacted by the $89 accrual for the settlements relating to the FCPA investigations and $5 associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following a devaluation.
See Note 14, Restructuring Initiatives on pages F-44 through F-48 of our 2015 Annual Report for more information on CTI restructuring, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2015 Annual Report for more information on SMT, Note 15, Contingencies on pages F-48 through F-50 of our 2015 Annual Report for more information on the FCPA investigations, "Segment Review - Global and Other Expenses" in this MD&A and Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report for a further discussion of the pension settlement charges and "Segment Review - Latin America" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 120 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	a decrease of 80 basis points from lower expenses related to our SMT project as a result of our decision to halt the further roll-out beyond the pilot market of Canada in the fourth quarter of 2013;

•
a decrease of 50 basis points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. In addition, lower fixed expenses, primarily resulting from our cost savings initiatives, mainly reductions in headcount, were largely offset by the inflationary impact on our expenses;

•	a decrease of 30 basis points as a result of the net impact of the incremental tax credits in Brazil recognized as revenue in 2014 and 2013;

•	a decrease of 30 basis points from lower Representative and sales leader expense, primarily in Latin America;

•	a decrease of 30 basis points from lower bad debt expense; and

•	a decrease of 30 basis points from lower professional and related fees associated with the FCPA investigation and compliance reviews.
These items were partially offset by the following:

•	an increase of approximately 100 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses.
See "Segment Review - Latin America" in this MD&A for a further discussion of the tax credits in Brazil.
Impairment of Goodwill and Intangible Assets
During the third quarter of 2013, we recorded a non-cash impairment charge of approximately $42 for goodwill and intangible assets associated with our China business. See Note 16, Goodwill and Intangible Assets on pages F-50 through F-52 of our 2015 Annual Report for more information on China.
See “Segment Review” in this MD&A for additional information related to changes in operating margin by segment.
Other Expense
Interest expense decreased by approximately $9 compared to the prior-year period, primarily due to lower outstanding debt balances partially offset by higher average interest rates.
Loss on extinguishment of debt in 2013 is comprised of approximately $71 for the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our private notes issued in 2010 and approximately $2 for the write-off of debt issuance costs associated with the early repayment of the $380 of outstanding principal amount of a term loan agreement, which occurred in the first quarter of 2013. In addition, in the second quarter of 2013, we recorded a loss on extinguishment of debt of approximately $13 for the make-whole premium and the write-off of debt issuance costs, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of notes due in 2014. See Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report, and "Liquidity and Capital Resources" in this MD&A for more information.
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
Effective Tax Rate
The effective tax rate in 2014 was negatively impacted by a non-cash income tax charge of approximately $396. This was largely due to a valuation allowance, recorded in the fourth quarter of 2014, for deferred tax assets of approximately $375 which is primarily due to the strengthening of the U.S. dollar against currencies of some of our key markets. The approximate $375 includes the valuation allowance recorded for U.S. deferred tax assets of approximately $367, as well as approximately $8 associated with other foreign subsidiaries. The effective tax rates in 2014 and 2013 were impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Segment Review - Latin America" in this MD&A. The effective tax rate in 2013 was also negatively impacted by the $89 accrual for the settlements related to the FCPA investigations, the non-cash impairment charges for goodwill and intangible assets associated with our China business of approximately $42, a valuation allowance for deferred tax assets related to China of approximately $9, and a valuation allowance for deferred tax assets related to Venezuela in the fourth quarter of approximately $42. See Note 7, Income Taxes on pages F-22 through F-26 of our 2015 Annual Report, for more information.
The Adjusted effective tax rate for 2014 negatively impacted by an adjustment to the carrying value of our state deferred tax balances due to changes in the expected tax rate, valuation allowances for deferred taxes, including the impact of legislative changes, and an out-of-period adjustment of approximately $6 recorded in the fourth quarter of 2014.
Discontinued Operations
Loss from discontinued operations, net of tax was $40 compared to a loss of $119 for 2013. During 2013, we recorded a non-cash impairment charge of approximately $117 ($74 after tax) for capitalized software related to SMT and a charge of approximately $79 ($50 after tax) associated with our Silpada jewelry business which was sold in July 2013. The North America Avon operations achieved lower operating income in 2014 as compared with 2013 due to lower revenues, higher costs to implement restructuring initiatives and settlement charges associated with the U.S. pension plan. These were partially offset by significant cost savings from our North America Avon business as compared to 2013.

See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 and "Segment Review - Global and Other Expenses" in this MD&A and Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report for a further discussion of the pension settlement charges.
Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of taxes was approximately ($151) in 2015 compared with approximately ($348) in 2014, primarily due to net actuarial gains of approximately $41 in 2015 as compared with net actuarial losses of approximately $187 in 2014. In 2015, net actuarial gains benefited from higher discount rates for the non-U.S. and U.S. pension plans, partially offset by lower asset returns in the non-U.S. and U.S. pension plans in 2015 as compared to 2014. The other comprehensive income (loss) year-over-year comparison was also unfavorably impacted by foreign currency translation adjustments, which increased by approximately $27 as compared to 2014 primarily due to unfavorable movements of the Brazilian real, partially offset by the year-over-year comparison of movements of the Polish zloty and Russian ruble.
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
See Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report for more information.

Segment Review
Below is an analysis of the key factors affecting revenue and operating profit (loss) by reportable segment for each of the years in the three-year period ended December 31, 2015:

Years ended December 31	2015		2014		2013
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$3,260.4	$103.1	$4,239.5	$279.8	$4,840.5	$478.6
Europe, Middle East & Africa	2,272.3	217.1	2,705.8	300.9	2,898.4	406.7
Asia Pacific	627.8	35.3	702.7	20.9	757.9	(12.1)
Total from operations	6,160.5	355.5	7,648.0	601.6	8,496.8	873.2
Global and other expenses	—	(190.5)	—	(167.3)	—	(333.4)
Total	$6,160.5	$165.0	$7,648.0	$434.3	$8,496.8	$539.8
Latin America – 2015 Compared to 2014

			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$3,260.4	$4,239.5	(23)%	1%
Operating profit	103.1	279.8	(63)%	(12)%
CTI restructuring	1.6	26.7
Venezuelan special items	120.2	137.1
Adjusted operating profit	$224.9	$443.6	(49)%	(17)%

Operating margin	3.2%	6.6%	(3.4)	(1.2)
CTI restructuring	—	.6
Venezuelan special items	3.7	3.2
Adjusted operating margin	6.9%	10.5%	(3.6)	(1.8)

Change in Active Representatives				(2)%
Change in units sold				(5)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 23% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Venezuelan currency devaluation. See below for further discussion regarding the impact of the Venezuelan currency devaluation. On a Constant $ basis, revenue increased 1%, despite the growth rate being negatively impacted by approximately 5 points due to taxes in Brazil from the combined impact of the recognition of VAT credits in 2014 along with a new IPI tax on cosmetics in 2015. Specifically, during 2014, we recognized $85 in Brazil for expected VAT recoveries which did not recur in 2015, and as such, there was an approximate 2 point negative impact on the region’s Constant $ growth rate. In addition, an IPI tax law on cosmetics in Brazil went into effect in May 2015 and has caused an estimated 3 point negative impact on the region's Constant $ revenue growth. Further, the markets experiencing relatively high inflation (Venezuela and Argentina) contributed approximately 5 points to the region's Constant $ revenue growth. The region's Constant $ revenue growth benefited from higher average order, which was partially offset by a decrease in Active Representatives. The region's higher average order was positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing, while Active Representatives was negatively impacted by these markets. Average order was negatively impacted by the taxes in Brazil. Revenue in Brazil decreased 34%, unfavorably impacted by foreign exchange, or decreased 8% on a Constant $ basis. Revenue in Mexico declined 15%, unfavorably impacted by foreign exchange, or increased 2% on a Constant $ basis, primarily due to higher average order.
Brazil’s Constant $ revenue decline of 8% was negatively impacted by approximately 10 points due to the combined impact of the VAT credits in 2014 and the IPI tax in 2015 discussed above. The negative impact of these tax items were partially offset by an increase in Active Representatives. On a Constant $ basis, Brazil’s sales from Beauty products decreased 5%, negatively impacted by the IPI tax. This negative impact on Beauty sales was partially offset by increased sales of fragrance, which benefited from our alliance with Coty, as well as from new product launches during the first quarter of 2015. The IPI tax also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the new tax. On a Constant $ basis, Brazil's sales from Fashion & Home products increased 1%. Brazil continues to be impacted by a difficult economic environment as well as high levels of competition.
Operating margin was negatively impacted by .5 points as compared to the prior-year period due to the Venezuelan special items in conjunction with highly inflationary accounting as discussed further below. Operating margin also benefited by .6 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 3.6 points, or 1.8 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.9 points associated with the net impact of VAT credits in Brazil recognized in revenue in 2014, discussed above;

•	a decline of 1.4 points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax;

•
a net benefit of 1.2 points primarily due to the impact of Constant $ revenue growth with respect to our fixed expenses. This includes a reduction of corporate expenses, which are allocated from Global, partially offset by the inflationary impact on our expenses; and

•
gross margin benefited only slightly compared to the prior year period, as 2.1 points from the favorable net impact of mix and pricing, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina) was largely offset by 2.0 points from the unfavorable impact of foreign currency transaction losses.

Venezuela Discussion
Currency restrictions enacted by the Venezuelan government since 2003 have impacted the ability of Avon Venezuela to obtain foreign currency to pay for imported products. Since 2010, we have been accounting for our operations in Venezuela under accounting guidance associated with highly inflationary economies. Under U.S. GAAP, the financial statements of a foreign entity operating in a highly inflationary economy are required to be remeasured as if the functional currency is the company’s reporting currency, the U.S. dollar. This generally results in translation adjustments, caused by changes in the exchange rate, being reported in earnings currently for monetary assets (e.g., cash, accounts receivable) and liabilities (e.g., accounts payable, accrued expenses) and requires that different procedures be used to translate non-monetary assets (e.g., inventories, fixed assets). Non-monetary assets and liabilities are remeasured at the historical U.S. dollar cost basis. This diverges significantly from the application of accounting rules prior to designation as highly inflationary accounting, where such gains and losses would have been recognized only in accumulated other comprehensive income (loss) (shareholders' equity).
With respect to our 2013 results, effective February 13, 2013, the official exchange rate moved from 4.30 to 6.30, a devaluation of approximately 32%. As a result of the change in the official rate to 6.30, we recorded an after-tax loss of approximately $51 (approximately $34 in other expense, net, and approximately $17 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. Additionally, certain non-monetary assets are carried at their historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2015 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their historical U.S. dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the devaluation, at the applicable rate at the time of their acquisition. As a result, we recognized an additional negative impact of approximately $45 to operating profit and net income relating to these non-monetary assets in the first, second, third and fourth quarters of 2013.
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
In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. The SICAD I and SICAD II markets merged to create a single foreign exchange system, referred to as the SICAD exchange ("SICAD"). At December 31, 2015, the SICAD exchange rate was approximately 13. The exchange rates established through the SIMADI market fluctuate and have been significantly higher than both the official rate and SICAD rate. In March 2015, we began to access the SIMADI market and have been able to obtain only limited U.S. dollars. While liquidity is limited through the SIMADI market, in comparison to the other available exchange rates (the official rate and SICAD rate), it represents the rate which better reflects the economics of Avon Venezuela's business activity. Accordingly, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015.
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
Additionally, certain non-monetary assets are carried at their historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs will impact the income statement during 2015 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their historical U.S. dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $19 to operating profit and net income relating to these non-monetary assets in the first, second, third and fourth quarters of 2015.
In addition, in February 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was recorded to reflect the write-down of the long-lived assets to estimated fair value of approximately $16, which was recorded in the first quarter of 2015. Further devaluations or regulatory actions may further impair the carrying value of Avon Venezuela's long-lived assets.
At December 31, 2015, the SIMADI exchange rate was approximately 200. During 2015, Avon Venezuela (using an average exchange rate which included SICAD II exchange rates in the first part of the first quarter and SIMADI exchange rates in the latter part of the first quarter and the entire second, third and fourth quarters) represented less than 1% of Avon’s consolidated revenue and less than 3% of Avon’s consolidated Adjusted operating profit. While the rate in the SIMADI market will vary, the ongoing impacts primarily related to the remeasurement of Avon Venezuela's financial statements are not expected to have a material impact on Avon's consolidated results.
The Company continuously monitors factors such as our ability to access and transact in the various exchange mechanisms currently in place, the political and economic environment in Venezuela and our ability to effectively make key operational decisions in regard to its Venezuela operations. If the Company is unable to make key operational decisions regarding its business in Venezuela, on an ongoing basis, the Company may conclude that it should deconsolidate its operations in Venezuela. At December 31, 2015, we had a net asset position in Avon Venezuela of approximately $33 and accumulated foreign currency translation adjustments within accumulated other comprehensive income (loss) (shareholders' equity) associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy of approximately $81.
Argentina Discussion
In 2011, the Argentine government introduced restrictive foreign currency exchange controls. In December 2015, the Argentine government began the process of removing foreign currency exchange controls; however, some uncertainty exists regarding the foreign currency exchange controls in the future. Unless foreign exchange is made more readily available, Avon Argentina's operations may be negatively impacted. At December 31, 2015, we had a net asset position of approximately $92 associated with our operations in Argentina, including cash of approximately $48. During 2015, Avon Argentina represented approximately 7% of Avon’s consolidated revenue and approximately 18% of Avon’s consolidated Adjusted operating profit.
Also in late December 2015, the exchange rate in Argentina was devalued by approximately 25%, from approximately 10 to approximately 13 at December 31, 2015. Avon Argentina's 2015 results were not materially impacted by this devaluation as it occurred late in the year. As of December 31, 2015, we did not account for Argentina as a highly inflationary economy, and as a result, this devaluation did not negatively impact earnings with respect to Argentina's monetary and non-monetary assets.
Latin America – 2014 Compared to 2013

			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$4,239.5	$4,840.5	(12)%	5%
Operating profit	279.8	478.6	(42)%	—%
CTI restructuring	26.7	8.4
Venezuelan special items	137.1	49.6
Adjusted operating profit	$443.6	$536.6	(17)%	6%

Operating margin	6.6%	9.9%	(3.3)	(.5)
CTI restructuring	.6	.1
Venezuelan special items	3.2	—
Adjusted operating margin	10.5%	11.1%	(.6)	.1

Change in Active Representatives				(4)%
Change in units sold				(4)%
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
In 2014, our Constant $ revenue growth and Constant $ operating profit growth were not impacted by the use of the SICAD II exchange rate as we applied the exchange rate of 6.30 to current and prior periods for our Venezuela operations in order to determine Constant $ growth. If we had used an exchange rate of 50 (which is a rate more reflective of the SICAD II rate) for our Venezuela operations for the year ended December 31, 2014, the region's Constant $ revenue would have been an increase of 1% from the prior-year period, the region's Constant $ Adjusted operating margin would have been a decrease of .8 points from the prior-year period, and Avon's consolidated Constant $ revenue decline would have been a decrease of 2% from the prior-year period. As we update our Constant $ rates on an annual basis, we utilized a rate of approximately 50 in our Constant $ financial performance beginning with our 2015 results. See below for further discussion regarding the impact of the Venezuelan currency devaluation.
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
Operating margin was negatively impacted by 2.2 points as compared to the prior-year period due to the Venezuelan special items in conjunction with highly inflationary accounting as discussed further above. Operating margin was also negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased .6 points, or increased .1 points on a Constant $ basis, primarily as a result of:

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

•	a decline of .8 points from higher distribution expenses, driven by inflation in Venezuela and Argentina and other cost pressures in the region; and

•	a decline of .7 points from higher administrative expenses, partially driven by inflationary costs, and increased legal expenses associated with labor and civil related matters in Brazil.
Europe, Middle East & Africa – 2015 Compared to 2014

			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$2,272.3	$2,705.8	(16)%	6%
Operating profit	217.1	300.9	(28)%	4%
CTI restructuring	3.5	23.2
Asset impairment and other charges	6.9	—
Adjusted operating profit	$227.5	$324.1	(30)%	(1)%

Operating margin	9.6%	11.1%	(1.5)	(.2)
CTI restructuring	.2	.9
Asset impairment and other charges	.3	—
Adjusted operating margin	10.0%	12.0%	(2.0)	(.7)

Change in Active Representatives				7%
Change in units sold				5%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 16% compared to the prior-year period, due to the unfavorable impact from foreign exchange including the strengthening of the U.S. dollar relative to the Russian ruble, and to a lesser extent, due to the sale of Liz Earle. On a Constant $ basis, revenue grew 6%, primarily driven by Eastern Europe. The region's Constant $ revenue was negatively impacted by approximately 2 points as a result of the sale of Liz Earle. An increase in Active Representatives drove the region's Constant $ revenue growth.
In Russia, revenue declined 23%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 23%, primarily due to an increase in Active Representatives which benefited from sustained momentum in recruiting and retention, and higher average order. In the United Kingdom, revenue declined 12%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 5%, primarily due to a decrease in Active Representatives. In Turkey, revenue declined 15%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Turkey's revenue grew 5%. In South Africa, revenue grew 1%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 19%, primarily due to an increase in Active Representatives and higher average order.
Operating margin was negatively impacted by .3 points as compared to the prior-year period due to the impact of a non-cash goodwill impairment charge associated with our Egypt business during 2015. The non-cash goodwill impairment charge in the fourth quarter of 2015 was recorded based on our annual impairment analysis. See Note 16, Goodwill and Intangible Assets on pages F-50 through F-52 of our 2015 Annual Report for more information on Egypt. Operating margin benefited by .7 points as compared to the prior-year period from lower CTI restructuring. Adjusted operating margin decreased 2.0 points, or .7 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.4 points due to lower gross margin caused primarily by an estimated 4 points from the unfavorable impact of foreign currency transaction losses, partially offset by approximately 1.2 points from lower supply chain costs and .8 points from the favorable net impact of mix and pricing. Supply chain costs benefited primarily as a result of lower overhead costs which were attributable to increased productivity. The favorable net impact of mix and pricing was primarily driven by Eastern Europe;

•	a decline of .6 points from higher Representative, sales leader and field expense; and

•	a net benefit of 2.0 points primarily due to the Constant $ revenue growth with respect to our fixed expenses and a reduction of corporate expenses, which are allocated from Global.
Europe, Middle East & Africa – 2014 Compared to 2013

			%/Point Change
	2014	2013	US$	Constant $
Total revenue	$2,705.8	$2,898.4	(7)%	1%
Operating profit	300.9	406.7	(26)%	(18)%
CTI restructuring	23.2	17.7
Adjusted operating profit	$324.1	$424.4	(24)%	(16)%

Operating margin	11.1%	14.0%	(2.9)	(2.6)
CTI restructuring	.9	.6
Adjusted operating margin	12.0%	14.6%	(2.6)	(2.4)

Change in Active Representatives				(1)%
Change in units sold				—%
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

Asia Pacific – 2015 Compared to 2014

			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$627.8	$702.7	(11)%	(5)%
Operating profit	35.3	20.9	69%	*
CTI restructuring	10.6	9.3
Adjusted operating profit	$45.9	$30.2	52%	74%

Operating margin	5.6%	3.0%	2.6	3.1
CTI restructuring	1.7	1.3
Adjusted operating margin	7.3%	4.3%	3.0	3.3

Change in Active Representatives				(2)%
Change in units sold				(7)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 11% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 5%, as growth in the Philippines was more than offset by declines in other Asia Pacific markets, led by China which declined 29%, or 28% on a Constant $ basis. The region's Constant $ revenue decline was due to lower average order, primarily driven by declines in China, and a decrease in Active Representatives. Revenue in the Philippines increased 3%, or 5% on a Constant $ basis, primarily due to higher average order, as a result of strength in Fashion & Home, and an increase in Active Representatives.
Operating margin was negatively impacted by .4 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin increased 3.0 points, or 3.3 points on a Constant $ basis, primarily as a result of:

•
a net benefit of 2.5 points primarily due to lower fixed expenses, which primarily resulted from our cost savings initiatives, mainly reductions in headcount, and to a lesser extent, a reduction of corporate expenses, which are allocated from Global. Partially offsetting the lower fixed expenses was the unfavorable impact of declining revenue with respect to our fixed expenses; and

•	a benefit of .9 points due to lower advertising spend.

Asia Pacific – 2014 Compared to 2013

			%/Point Change
	2014	2013	US$		Constant $
Total revenue	$702.7	$757.9	(7)%	—	(4)%
Operating profit (loss)	20.9	(12.1)	*		*
CTI restructuring	9.3	5.0
Asset impairment and other charges	—	42.1
Adjusted operating profit	$30.2	$35.0	(14)%		—%

Operating margin	3.0%	(1.6)%	4.6		5.2
CTI restructuring	1.3	.7
Asset impairment and other charges	—	5.6
Adjusted operating margin	4.3%	4.6%	(.3)		.1

Change in Active Representatives					(7)%
Change in units sold					(2)%
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
Operating margin benefited by 5.6 points as compared to the prior-year period due to the impact of non-cash goodwill and intangible asset impairment charges associated with our China business during 2013. The non-cash goodwill and intangible asset impairment charge in the third quarter of 2013 was recorded based on an interim impairment analysis, which was completed as a result of the significant lowering of our long-term revenue and earnings projections for China and the decline in revenue performance in China in the third quarter of 2013, which was significantly in excess of our expectations. See Note 16, Goodwill and Intangible Assets on pages F-50 through F-52 of our 2015 Annual Report for more information on China. Operating margin was negatively impacted by .6 points as compared to the prior-year period from higher CTI restructuring. Adjusted operating margin decreased .3 points, or increased .1 point on a Constant $ basis, primarily as a result of:

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
Global and Other Expenses
Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, and marketing, costs in connection with the ongoing compliance with the deferred prosecution agreement (the "DPA") and the consent to settlement (the "Consent"), prior professional and related fees associated with the FCPA investigations and compliance reviews, the prior accrual for the settlements related to the FCPA investigations, and settlement charges associated with the U.S. defined benefit pension plan. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as Global and other expenses. We do not allocate to our segments costs of implementing restructuring initiatives related to our global functions, costs in connection with the ongoing compliance with the DPA and the Consent, prior professional and related fees associated with the FCPA investigations and compliance reviews, the prior accrual for the settlements related to the FCPA investigations, and settlement charges associated with the U.S. defined benefit pension plan. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.

	2015	2014	% Change	2014	2013	% Change
Total global expenses	$487.9	$549.7	(11)%	$549.7	$707.5	(22)%
CTI restructuring	33.4	27.4		27.4	22.8
FCPA accrual	—	46.0		46.0	89.0
Pension settlement charge	7.3	9.5		9.5	—
Other items	3.1	—		—	—
Adjusted total global expenses	$444.1	$466.8	(5)%	$466.8	$595.7	(22)%
Allocated to segments	(297.4)	(382.4)	(22)%	(382.4)	(374.1)	2%
Adjusted net global expenses	$146.7	$84.4	74%	$84.4	$221.6	(62)%

Net global expenses(1)	$190.5	$167.3	14%	$167.3	$333.4	(50)%
(1) Net global expenses represents total global expenses less amounts allocated to segments.
Amounts in the table above may not necessarily sum due to rounding.
As a result of its classification within discontinued operations, amounts allocated to segments have been reduced by amounts that were previously allocated to North America for all periods presented, as these represent costs associated with functions of the Company's continuing operations.
2015 Compared to 2014
The comparability of total global expenses was impacted by the $46 accrual for the settlements related to the FCPA investigations which was recorded in 2014 and lower settlement charges associated with the U.S. defined benefit pension plan in 2015, partially offset by higher CTI restructuring and transaction-related costs associated with the separation of North America that were included in continuing operations. See below for a further discussion of the settlement charges.
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
As a result of the lump-sum payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, in the third quarter of 2015, we recorded a settlement charge of approximately $24. These lump sum payments were made from our plan assets and were not the result of a specific offer to participants of our U.S. defined benefit pension plan as described below. As the settlement threshold was exceeded in the third quarter of 2015, a settlement charge of approximately $4 was also recorded in the fourth quarter of 2015, as a result of additional payments from our U.S. defined benefit pension plan. These settlement charges were allocated between Global Expenses and Discontinued Operations.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who were vested and participated in the U.S. defined benefit pension plan a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of approximately $24. As the settlement threshold was exceeded in the second quarter of 2014, settlement charges of approximately $5 and approximately $7 were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from our U.S. defined benefit pension plan. These settlement charges were allocated between Global Expenses and Discontinued Operations.
2014 Compared to 2013
The comparability of total global expenses was impacted by the $89 accrual for the settlements related to the FCPA investigations which was recorded in 2013, partially offset by the additional $46 accrual for the settlements related to the FCPA investigations and settlement charges associated with the U.S. defined benefit pension plan (discussed above) which were recorded in 2014 and higher CTI restructuring.
Adjusted total global expenses decreased compared to the prior-year period primarily as a result of cost savings initiatives, including lower expenses related to our SMT project, and to a lesser extent, lower marketing expenses. In addition, professional and related fees associated with the FCPA investigations and compliance reviews decreased compared to the prior-year period.

Professional and related fees associated with the FCPA investigations and compliance reviews amounted to approximately $7 in 2014, as compared to approximately $28 in 2013. These fees were not allocated to the segments. Although the FCPA investigations and compliance reviews are now complete and we have reached settlements with the government, we incur costs related to the ongoing compliance with the DPA and Consent.
With respect to the global expenses discussion above, for all years presented, please see Risk Factors on pages 10 through 11 of our 2015 Annual Report, and Note 15, Contingencies on pages F-48 through F-50 of our 2015 Annual Report for more information regarding the FCPA settlements, and other related matters, including our expectations with respect to future costs related to the ongoing compliance with the DPA and Consent, including the monitor and self-reporting obligations undertaken pursuant to the settlements.
Liquidity and Capital Resources
Our principal sources of funding historically have been cash flows from operations, public offerings of notes, bank financings, borrowings under lines of credit, issuance of commercial paper and a private placement of notes. At December 31, 2015, we had cash and cash equivalents totaling approximately $687. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to foreign currency restrictions, see "Segment Review - Latin America" in this MD&A above, and for more information regarding risks with respect to these foreign currency restrictions, see "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" included in Item 1A on pages 8 through 20 of our 2015 Annual Report.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded in 2014 and 2015, which may impact our access to these transactions on favorable terms, if at all. For more information see "Risk Factors - Our credit ratings were downgraded in 2015, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity." "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A on pages 8 through 20 of our 2015 Annual Report.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 15, Contingencies on pages F-48 through F-50 of our 2015 Annual Report. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2 of our 2015 Annual Report.
Balance Sheet Data

	2015	2014
Cash and cash equivalents	$686.9	$936.4
Total debt	2,214.8	2,550.4
Working capital	146.0	917.3

Cash Flows

	2015	2014	2013
Net cash from continuing operating activities	$91.4	$288.9	$470.5
Net cash from continuing investing activities	142.5	(100.5)	(190.6)
Net cash from continuing financing activities	(430.5)	(208.7)	(469.4)
Effect of exchange rate changes on cash and equivalents	(80.7)	(183.3)	(80.8)
Net Cash from Continuing Operating Activities
Net cash provided by continuing operating activities during 2015 was approximately $198 lower than during 2014. The approximate $198 decrease to net cash provided by continuing operating activities was primarily due to lower cash-related earnings, which were impacted by the unfavorable impact of foreign currency translation. Lower operating tax payments (such as VAT), primarily in Brazil, and lower payments for employee incentive compensation in 2015 as compared to 2014, partially offset these items.
Net cash provided by continuing operating activities during 2014 was approximately $182 lower than during 2013. The approximate $182 decrease to net cash provided by continuing operating activities was primarily due to lower cash-related earnings, which was impacted by the unfavorable impact of foreign currency translation, the $68 fine paid in connection with the FCPA settlement with the DOJ and higher payments for employee incentive compensation. These unfavorable impacts to the year-over-year comparison of cash from operating activities were partially offset by the benefit due to the timing of accounts payable, primarily for inventory purchases. In addition, operating cash flow during 2013 was unfavorably impacted by payments for the make-whole premiums of approximately $90 in connection with the prepayment of debt and an approximate $25 contribution to the United Kingdom pension plan as a result of our decision to freeze the plan, both of which did not recur in 2014.
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 11, Employee Benefit Plans on pages F-33 through F-42 of our 2015 Annual Report). Our funding policy for these plans is based on legal requirements and available cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates - Pension and Postretirement Expense" in this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $25 to $30 to our U.S. defined benefit pension and postretirement plans and in the range of $20 to $25 to our non-U.S. defined benefit pension and postretirement plans during 2016.
Net Cash from Continuing Investing Activities
Net cash provided by continuing investing activities during 2015 was approximately $143, as compared to net cash used of $101 during 2014. The approximate $243 increase to net cash provided (used) by continuing investing activities was primarily due to the net proceeds on the sale of Liz Earle of approximately $208, which was partially offset by lower capital expenditures.
Net cash used by continuing investing activities during 2014 was approximately $101, as compared to $191 during 2013. The approximate $90 decrease to net cash used by continuing investing activities was primarily due to lower capital expenditures.
Capital expenditures during 2015 were approximately $92 compared with approximately $126 during 2014. Capital expenditures during 2014 were approximately $126 compared with approximately $190 during 2013, driven by the decision to halt the further roll-out of SMT beyond Canada in the fourth quarter of 2013.
Capital expenditures in 2016 are currently expected to be in the range of $115 to $135 and are expected to be funded by cash from operations.
Net Cash from Continuing Financing Activities
Net cash used by continuing financing activities was approximately $431 during 2015 compared to approximately $209 during 2014 primarily due to the prepayment of $250 principal amount of our 2.375% Notes (as defined below) in the third quarter of 2015, partially offset by the repayment of the remaining $53 outstanding principal amount of a term loan agreement in the second quarter of 2014. See Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report for more information.
Net cash used by continuing financing activities was approximately $209 during 2014 compared to approximately $469 during 2013. This was primarily due to the significant financing transactions in 2013, partially offset by the repayment of the remaining approximate $53 outstanding principal amount of a term loan agreement in the second quarter of 2014. The 2013 transactions included the prepayment of $535 principal amount of private notes, the prepayment of $500 principal amount of notes due in 2014, the repayment of $498 of the outstanding principal amount of the term loan agreement (as defined below), the scheduled repayment of $250 principal amount of the 4.80% Notes, due March 1, 2013, and the scheduled repayment of $125 principal amount of the 4.625% Notes, due May 15, 2013, which were partially offset by the proceeds of $1.5 billion related to issuance of the 2013 Notes (as defined below) and proceeds of $88 related to the termination of interest-rate swap agreements designated as fair value hedges. See Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report, and Note 8, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2015 Annual Report for more information.
We purchased approximately .3 million shares of our common stock for $3.1 during 2015, as compared to .7 million shares of our common stock for $9.8 during 2014 and .5 million shares for $9.4 during 2013, through repurchases by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units, and in 2014 and 2013, also through private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan.
We maintained a quarterly dividend of $.06 per share for 2015, which was equivalent to our quarterly dividends in both 2014 and 2013. We suspended the dividend effective in the first quarter of 2016.
Debt and Contractual Financial Obligations and Commitments
At December 31, 2015, our debt and contractual financial obligations and commitments by due dates were as follows:

	2016	2017	2018	2019	2020	2021 and Beyond	Total
Short-term debt	$50.4	$—	$—	$—	$—	$—	$50.4
Long-term debt	—	—	500.0	350.0	500.0	751.0	2,101.0
Capital lease obligations	4.8	3.6	3.2	0.1	—	—	11.7
Total debt	55.2	3.6	503.2	350.1	500.0	751.0	2,163.1
Debt-related interest(1)	134.9	134.9	118.1	91.0	62.0	87.3	628.2
Total debt-related	190.1	138.5	621.3	441.1	562.0	838.3	2,791.3
Operating leases(2)	65.4	52.7	42.7	36.6	31.2	84.4	313.0
Purchase obligations	143.8	96.2	63.0	53.7	50.2	49.3	456.2
Benefit obligations(3)	101.2	20.6	19.9	19.0	17.6	91.2	269.5
Total debt and contractual financial obligations and commitments(4)	$500.5	$308.0	$746.9	$550.4	$661.0	$1,063.2	$3,830.0

(1)	Amounts are based on our current long-term credit ratings. See Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report for more information.

(2)	Amounts are net of expected sublease rental income. See Note 13, Leases and Commitments on page F-44 of our 2015 Annual Report for more information.

(3)
Amounts represent expected future benefit payments for our unfunded defined benefit pension and postretirement benefit plans, as well as expected contributions for 2016 to our funded defined benefit pension benefit plans. We are not able to estimate our contributions to our funded defined benefit pension and postretirement plans beyond 2016.

(4)
The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on non-binding purchase orders of inventory. The table does not include any reserves for uncertain income tax positions because we are unable to reasonably predict the ultimate amount or timing of settlement of these uncertain income tax positions. At December 31, 2015, our reserves for uncertain income tax positions, including interest and penalties, totaled $39.0.

See Note 5, Debt and Other Financing, and Note 13, Leases and Commitments, on pages F-19 through F-21, and on page F-44, respectively, of our 2015 Annual Report for more information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 14, Restructuring Initiatives on pages F-44 through F-48 of our 2015 Annual Report, at December 31, 2015, we have liabilities of $21.4 associated with our Transformation Plan, $4.0 associated with various restructuring initiatives during 2015 and $6.2 associated with our $400M Cost Savings Initiative. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2016.

Off Balance Sheet Arrangements
At December 31, 2015, we had no material off-balance-sheet arrangements.
Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a new five-year $400.0 senior secured revolving credit facility (the “2015 revolving credit facility”). The Company terminated its previous $1 billion unsecured revolving credit facility (the “2013 revolving credit facility”) in June 2015 prior to its scheduled expiration in March 2017. There were no amounts drawn under the 2013 revolving credit facility on the date of termination and no early termination penalties were incurred. In the second quarter of 2015, $2.5 was recorded for the write-off of issuance costs related to the 2013 revolving credit facility. Borrowings under the 2015 revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. The 2015 revolving credit facility may be used for general corporate purposes. As of December 31, 2015, there were no amounts outstanding under the 2015 revolving credit facility.
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
The 2015 revolving credit facility contains affirmative and negative covenants, which are customary for financings of this type, including, among other things, limits on the ability of the Company, AIO or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or merge, consolidate or dispose of all or substantially all its assets. In addition, the 2015 revolving credit facility contains customary events of default and cross-default provisions, as well as financial covenants (interest coverage and total leverage ratios). As of December 31, 2015, we were in compliance with our interest coverage and total leverage ratios under the 2015 revolving credit facility, and based on then applicable interest rates, the entire $400.0 2015 revolving credit facility could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 (the "5.00% Notes") and $250.0 principal amount of 6.95% Notes due March 15, 2043 (the "6.95% Notes") (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. On August 10, 2015, we prepaid our 2.375% Notes at a prepayment price equal to 100% of the principal amount of $250.0, plus accrued interest of $3.1 and a make-whole premium of $5.0. In connection with the prepayment of our 2.375% Notes, we incurred a loss on extinguishment of debt of $5.5 in the third quarter of 2015 consisting of the $5.0 make-whole premium for the 2.375% Notes and the write-off of $.5 of debt issuance costs and discounts related to the initial issuance of the 2.375% Notes.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P in November 2014 to BB+, in February 2015 to BB and in June 2015 to B+, and by Moody's in October 2014 to Ba1 and in May 2015 to Ba3 for senior unsecured debt, the interest rates on the 2013 Notes have increased by 1.75%, of which .75% was effective as of March 15, 2015 and 1.0% was effective as of September 15, 2015.
At December 31, 2015, we also had outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"), $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes") and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.

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
Long-Term Credit Ratings
Our long-term credit ratings are Ba2 (Negative Outlook) for corporate family debt, and Ba3 (Negative Outlook) for senior unsecured debt, with Moody's; B+ (Stable Outlook) with S&P; and B+ (Negative Outlook) with Fitch, which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms under our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," "Risk Factors - Our credit ratings were downgraded in 2015, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," and "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" included in Item 1A on pages 8 through 20 of our 2015 Annual Report.
Please also see Note 5, Debt and Other Financing on pages F-19 through F-21 of our 2015 Annual Report for more information relating to our debt and the maturities thereof.
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
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of December 31, 2015, we do not have any interest-rate swap agreements. Approximately 2% and approximately 5% of our debt portfolio at December 31, 2015 and 2014, respectively, was exposed to floating interest rates.
Our long-term borrowings were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2015, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, all of our consolidated revenue was derived from operations of subsidiaries outside of the United States ("U.S"). The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings. At December 31, 2015, the primary foreign currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South Africa rand, Turkish lira and Ukrainian hryvnia.
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
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our outstanding foreign exchange contracts at December 31, 2015, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2015, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
Credit Risk of Financial Instruments
At times, we attempt to minimize our credit exposure to counterparties by entering into derivative transactions and similar agreements with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor’s Corporation. Our foreign currency derivatives are typically comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $1.2 at December 31, 2015. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
See Note 8, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2015 Annual Report for more information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2015, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2015, was effective.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2015 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015. Their report is included on page F-2 of our 2015 Annual Report.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Information regarding directors is incorporated by reference to the "Proposal 1 - Election of Directors" and "Information Concerning the Board of Directors" sections of our proxy statement for the 2016 Annual Meeting of Shareholders ("2016 Proxy Statement").
Executive Officers
Information regarding executive officers is incorporated by reference to the "Executive Officers" section of our 2016 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2016 Proxy Statement.
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
Audit Committee; Audit Committee Financial Expert
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2016 Proxy Statement.
Material Changes in Nominating Procedures
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2016 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to the "Information Concerning the Board of Directors," "Executive Compensation" and "Director Compensation" sections of our 2016 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the "Equity Compensation Plan Information" and "Ownership of Shares" sections of our 2016 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Transactions with Related Persons" sections of our 2016 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to the "Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of our 2016 Proxy Statement.

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

2.2
Separation and Investment Agreement, dated as of December 17, 2015, by and among Avon Products, Inc., C-A NA LLC and Cleveland NA Investors LLC (incorporated by reference to Exhibit 2.1 to Avon’s Current Report on Form 8-K filed on December 21, 2015).

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
10.2*
First Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.12 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.3*
Second Amendment of the Avon Products, Inc. 2005 Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.4*
Third Amendment to the Avon Products, Inc. 2005 Stock Incentive Plan, dated October 2, 2008 (incorporated by reference to Exhibit 10.14 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.5*
Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.6*	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed on March 25, 2010).
10.7*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on May 24, 2010).
10.8*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.9*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.10*
Form of Performance Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 8, 2011).

10.11*
Form of Performance Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.12*
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

10.15*	Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on April 2, 2013).
10.16*	Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on March 27, 2015).
10.17*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon’s Current Report on Form 8-K filed on May 7, 2013).

10.18*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.19*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Avon’s Current Report on Form 8-K filed on May 7, 2013).

10.20*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.21*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Avon’s Current Report on Form 8-K filed on May 7, 2013).

10.22*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.23*
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

10.25*
Second Amendment, dated March 2, 2011, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.26*
Third Amendment, dated November 10, 2014, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.27 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

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

10.29*	Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of February 8, 2016.
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

10.35*
Third Amendment, dated as of November 10, 2014, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.35 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

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

10.42*
Avon Products, Inc. International Retirement Plan, amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.43*
First Amendment, dated as of December 13, 2010, to the Avon Products, Inc. International Retirement Plan as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.44*
Employment Offer Letter Agreement, dated as of May 18, 2011, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.45*
Amendment to Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Kimberly Ross (incorporated by reference to Exhibit 10.51 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.46*
Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Fernando Acosta (incorporated by reference to Exhibit 10.52 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.47*
Letter Agreement, dated as of April 4, 2012, between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on April 10, 2012) as modified by the "CEO stock holding requirement" adopted on March 13, 2014 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.48*
Restricted Stock Unit Award Agreement, dated as of April 23, 2012 between the Company and Ms. McCoy (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.49*
Letter Agreement, dated as of September 13, 2012, between Avon Products, Inc. and John P. Higson (incorporated by reference to Exhibit 10.8 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.50*
Letter Agreement, dated as of February 7, 2012, and Extension Letter, dated as of July 1, 2014, between Avon Products, Inc. and David Legher (incorporated by reference to Exhibit 10.9 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.51*
Employment Offer Letter Agreement including Forms of Restricted Stock Unit ("RSU") Award Agreement and Performance Contingent RSU Award Agreement, dated as of January 23, 2015, between Avon Products, Inc. and James Scully (incorporated by reference to Exhibit 10.7 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.52
Revolving Credit Agreement, dated as of June 5, 2015, among Avon Products, Inc., Avon International Operations, Inc., the banks and other lenders party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and an L/C issuer (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on June 8, 2015).

10.53
First Amendment to Credit Agreement and General Security Agreement (Revolving Credit Agreement), dated as of December 7, 2015, among Avon Products, Inc., Avon International Operations, Inc., the banks and other lenders party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and an L/C issuer.

10.54
Investment Agreement, dated as of December 17, 2015, between Avon Products, Inc. and Cleveland Apple Investor LLC (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 21, 2015).

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
101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements and (vi) Schedule of Valuation and Qualifying Accounts.

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
Avon’s Annual Report on Form 10-K for the year ended December 31, 2015, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2016.

Avon Products, Inc.

/s/ Robert Loughran
Robert Loughran
Group Vice President and
Corporate Controller - Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sherilyn S. McCoy	Chief Executive Officer – Principal Executive Officer	February 23, 2016
Sherilyn S. McCoy

/s/ James S. Scully	Executive Vice President – Chief Operating Officer and Chief Financial Officer	February 23, 2016
James S. Scully

/s/ Douglas R. Conant	Director	February 23, 2016
Douglas R. Conant

/s/ W. Don Cornwell	Director	February 23, 2016
W. Don Cornwell

/s/ V. Ann Hailey	Director	February 23, 2016
V. Ann Hailey

/s/ Nancy Killefer	Director	February 23, 2016
Nancy Killefer

/s/ Susan J. Kropf	Director	February 23, 2016
Susan J. Kropf

/s/ Maria Elena Lagomasino	Director	February 23, 2016
Maria Elena Lagomasino

/s/ Sara Mathew	Director	February 20, 2016
Sara Mathew

/s/ Helen McCluskey	Director	February 22, 2016
Helen McCluskey

/s/ Charles H. Noski	Director	February 23, 2016
Charles H. Noski

/s/ Gary M. Rodkin	Director	February 23, 2016
Gary M. Rodkin

/s/ Paula Stern	Director	February 23, 2016
Paula Stern

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Avon Products, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products, Inc. at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report of Internal reporting, appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents deferred taxes in 2015 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2016

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
Years ended December 31	2015	2014	2013
Net sales	$6,076.5	$7,472.5	$8,379.4
Other revenue	84.0	175.5	117.4
Total revenue	6,160.5	7,648.0	8,496.8
Costs, expenses and other:
Cost of sales	2,445.4	3,006.9	3,172.8
Selling, general and administrative expenses	3,543.2	4,206.8	4,742.1
Impairment of goodwill and intangible assets	6.9	—	42.1
Operating profit	165.0	434.3	539.8
Interest expense	120.5	108.8	117.9
Loss on extinguishment of debt	5.5	—	86.0
Interest income	(12.5)	(14.8)	(25.9)
Other expense, net	73.7	139.5	83.9
Gain on sale of business	(44.9)	—	—
Total other expenses	142.3	233.5	261.9
Income from continuing operations, before taxes	22.7	200.8	277.9
Income taxes	(819.2)	(545.3)	(210.4)
(Loss) income from continuing operations, net of tax	(796.5)	(344.5)	67.5
Loss from discontinued operations, net of tax	(349.1)	(40.4)	(119.4)
Net loss	(1,145.6)	(384.9)	(51.9)
Net income attributable to noncontrolling interests	(3.3)	(3.7)	(4.5)
Net loss attributable to Avon	$(1,148.9)	$(388.6)	$(56.4)
(Loss) income per share:
Basic from continuing operations	$(1.81)	$(0.79)	$0.14
Basic from discontinued operations	(0.79)	(0.09)	(0.27)
Basic attributable to Avon	(2.60)	(0.88)	(0.13)
Diluted from continuing operations	$(1.81)	$(0.79)	$0.14
Diluted from discontinued operations	(0.79)	(0.09)	(0.27)
Diluted attributable to Avon	(2.60)	(0.88)	(0.13)
Weighted-average shares outstanding:
Basic	435.2	434.5	433.4
Diluted	435.2	434.5	434.2
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)
Years ended December 31	2015	2014	2013
Net loss	$(1,145.6)	$(384.9)	$(51.9)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(275.0)	(248.3)	(112.8)
Change in derivative losses on cash flow hedges, net of taxes of $0.0, $0.0 and $0.9	1.9	1.9	1.7
Amortization of net actuarial loss and prior service cost, net of taxes of $1.2, $2.5 and $16.5	81.8	85.8	35.7
Adjustments of net actuarial loss and prior service cost, net of taxes of $3.9, $(12.0) and $39.2	40.7	(187.2)	80.6
Total other comprehensive (loss) income, net of taxes	(150.6)	(347.8)	5.2
Comprehensive loss	(1,296.2)	(732.7)	(46.7)
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.6)	(1.9)	1.2
Comprehensive loss attributable to Avon	$(1,294.6)	$(730.8)	$(47.9)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
December 31	2015	2014
Assets
Current Assets
Cash, including cash equivalents of $123.2 and $440.3	$686.9	$936.4
Accounts receivable (less allowances of $86.7 and $106.9)	443.0	515.6
Inventories	624.0	707.7
Prepaid expenses and other	296.1	590.7
Current assets of discontinued operations	291.1	314.1
Total current assets	2,341.1	3,064.5
Property, plant and equipment, at cost
Land	32.2	37.8
Buildings and improvements	665.8	831.1
Equipment	797.7	999.0
	1,495.7	1,867.9
Less accumulated depreciation	(728.8)	(831.1)
Property, plant and equipment, net	766.9	1,036.8
Goodwill	92.3	249.3
Other assets	499.1	1,034.3
Noncurrent assets of discontinued operations	180.1	211.9
Total assets	$3,879.5	$5,596.8
Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities
Debt maturing within one year	$55.2	$121.7
Accounts payable	774.2	806.3
Accrued compensation	157.6	174.9
Other accrued liabilities	419.6	539.1
Sales and taxes other than income	174.9	160.8
Income taxes	23.9	36.8
Payable to discontinued operations	100.0	100.0
Current liabilities of discontinued operations	489.7	207.6
Total current liabilities	2,195.1	2,147.2
Long-term debt	2,159.6	2,428.7
Employee benefit plans	177.5	249.6
Long-term income taxes	65.1	75.2
Other liabilities	78.4	93.8
Noncurrent liabilities of discontinued operations	260.2	297.0
Total liabilities	4,935.9	5,291.5
Commitments and contingencies (Notes 13 and 15)
Shareholders’ (Deficit) Equity
Common stock, par value $.25 - authorized 1,500 shares; issued 751.4 and 750.3 shares	187.9	187.6
Additional paid-in capital	2,254.0	2,207.9
Retained earnings	2,448.1	3,702.9
Accumulated other comprehensive loss	(1,366.2)	(1,217.6)
Treasury stock, at cost (315.9 and 315.6 shares)	(4,594.1)	(4,591.0)
Total Avon shareholders’ (deficit) equity	(1,070.3)	289.8
Noncontrolling interests	13.9	15.5
Total shareholders’ (deficit) equity	(1,056.4)	305.3
Total liabilities and shareholders’ (deficit) equity	$3,879.5	$5,596.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2015	2014	2013
Cash Flows from Operating Activities
Net loss	$(1,145.6)	$(384.9)	$(51.9)
Loss from discontinued operations, net of tax	349.1	40.4	119.4
(Loss) income from continuing operations, net of tax	(796.5)	(344.5)	67.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	94.0	121.7	132.8
Amortization	32.1	47.7	54.9
Provision for doubtful accounts	144.1	171.1	209.2
Provision for obsolescence	45.4	78.4	82.0
Share-based compensation	51.2	38.9	43.3
Foreign exchange losses	44.3	41.4	26.2
Deferred income taxes	644.6	236.4	(87.5)
Charge for Venezuelan monetary assets and liabilities	(4.2)	53.7	34.1
Charge for Venezuelan non-monetary assets	101.7	115.7	—
Pre-tax gain on sale of business	(44.9)	—	—
Impairment of goodwill and intangible assets	6.9	—	42.1
Other	11.6	10.8	(2.3)
Changes in assets and liabilities:
Accounts receivable	(184.7)	(179.0)	(224.0)
Inventories	(106.6)	(170.5)	(88.1)
Prepaid expenses and other	8.7	(77.0)	72.1
Accounts payable and accrued liabilities	80.4	142.6	176.0
Income and other taxes	50.7	57.5	7.1
Noncurrent assets and liabilities	(87.4)	(56.0)	(74.9)
Net cash provided by operating activities of continuing operations	91.4	288.9	470.5
Cash Flows from Investing Activities
Capital expenditures	(92.4)	(126.3)	(189.7)
Disposal of assets	8.2	15.7	13.0
Net proceeds from sale of business	208.3	—	—
Purchases of investments	(35.3)	(26.8)	(28.3)
Proceeds from sale of investments	53.7	36.9	14.4
Net cash provided (used) by investing activities of continuing operations	142.5	(100.5)	(190.6)
Cash Flows from Financing Activities*
Cash dividends	(108.8)	(110.2)	(106.8)
Debt, net (maturities of three months or less)	(59.1)	(22.4)	(10.3)
Proceeds from debt	7.6	—	1,488.3
Repayment of debt	(261.2)	(66.5)	(1,935.2)
Interest rate swap termination	—	—	88.1
Net proceeds from exercise of stock options	—	0.2	15.9
Repurchase of common stock	(3.1)	(9.8)	(9.4)
Other financing activities	(5.9)	—	—
Net cash used by financing activities of continuing operations	(430.5)	(208.7)	(469.4)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	20.7	70.9	65.1
Net cash (used) provided by investing activities of discontinued operations	(4.2)	(4.6)	102.0
Net cash (used) provided by financing activities of discontinued operations	(15.0)	(10.1)	1.5
Net cash provided by discontinued operations	1.5	56.2	168.6
Effect of exchange rate changes on cash and equivalents	(80.7)	(183.3)	(80.8)
Net decrease in cash and equivalents	(275.8)	(147.4)	(101.7)
Cash and equivalents at beginning of year(1)	960.5	1,107.9	1,209.6
Cash and equivalents at end of year(2)	$684.7	$960.5	$1,107.9
Cash paid for:
Interest, net of amounts capitalized	$128.6	$123.8	$222.1
Income taxes, net of refunds received	$162.5	$229.2	$296.2

*	Non-cash financing activities included the change in fair market value of interest-rate swap agreements of $(.7) in 2013(see Note 8, Financial Instruments and Risk Management).

(1)	Includes cash and cash equivalents of discontinued operations of $24.1, $17.9 and $19.9 at the beginning of the year in 2015, 2014 and 2013, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $(2.2), $24.1 and $17.9 at the end of the year in 2015, 2014 and 2013, respectively.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2012	746.7	$188.3	$2,119.6	$4,357.8	$(876.7)	314.5	$(4,571.9)	$16.2	$1,233.3
Net (loss) income				(56.4)				4.5	(51.9)
Other comprehensive income (loss)					6.3			(1.1)	5.2
Dividends - $0.24 per share				(104.7)					(104.7)
Exercise / vesting of share-based compensation	2.1	1.1	59.5			(0.1)	0.1		60.7
Repurchase of common stock						0.5	(9.4)		(9.4)
Purchases and sales of noncontrolling interests, net of dividends paid of $2.2								(2.2)	(2.2)
Income tax expense – stock transactions			(3.5)						(3.5)
Balances at December 31, 2013	748.8	$189.4	$2,175.6	$4,196.7	$(870.4)	314.9	$(4,581.2)	$17.4	$1,127.5
Net (loss) income				(388.6)				3.7	(384.9)
Other comprehensive loss					(347.2)			(0.6)	(347.8)
Dividends - $0.24 per share				(105.2)					(105.2)
Exercise / vesting of share-based compensation	1.5	(1.8)	41.0			—	—		39.2
Repurchase of common stock						0.7	(9.8)		(9.8)
Purchases and sales of noncontrolling interests, net of dividends paid of $5.0								(5.0)	(5.0)
Income tax expense – stock transactions			(8.7)						(8.7)
Balances at December 31, 2014	750.3	$187.6	$2,207.9	$3,702.9	$(1,217.6)	315.6	$(4,591.0)	$15.5	$305.3
Net (loss) income				(1,148.9)				3.3	(1,145.6)
Other comprehensive loss					(148.6)			(2.0)	(150.6)
Dividends - $0.24 per share				(105.9)					(105.9)
Exercise / vesting of share-based compensation	1.1	0.3	50.7			—	—		51.0
Repurchase of common stock						0.3	(3.1)		(3.1)
Purchases and sales of noncontrolling interests, net of dividends paid of $2.9								(2.9)	(2.9)
Income tax expense – stock transactions			(4.6)						(4.6)
Balances at December 31, 2015	751.4	$187.9	$2,254.0	$2,448.1	$(1,366.2)	315.9	$(4,594.1)	$13.9	$(1,056.4)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share and share data)
NOTE 1. Description of the Business and Summary of Significant Accounting Policies
Business
When used in these notes, the terms "Avon," "Company," "we," "our" or "us" mean Avon Products, Inc.
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in one channel, direct selling. Our reportable segments are based on geographic operations in three regions: Latin America; Europe, Middle East & Africa; and Asia Pacific. In addition, we operate our business in North America, which has been presented as discontinued operations for all periods presented and is discussed further below. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare (which includes personal care), fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally by independent Representatives.
In December 2015, we entered into definitive agreements with affiliates controlled by Cerberus Capital Management ("Cerberus"), which include a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business from Avon into a privately-held company that will be majority-owned and managed by an affiliate of Cerberus. Avon will retain approximately 20% ownership in this new privately-held company. The transactions are expected to close concurrently in the first half of 2016. North America was previously its own reportable segment and has been presented as discontinued operations for all periods presented. Refer to Note 3, Discontinued Operations and Divestitures for additional information regarding the investment by an affiliate of Cerberus and the separation of the North America business.
Principles of Consolidation
The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to allowances for sales returns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, the determination of discount rate and other actuarial assumptions for pension and postretirement benefit expenses, restructuring expense, income taxes and tax valuation allowances, share-based compensation, loss contingencies and the evaluation of goodwill, intangible assets, property, plant and equipment and capitalized software for potential impairment.
Foreign Currency
Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and average exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income (loss) ("AOCI"). Gains or losses resulting from the impact of changes in foreign currency rates on assets and liabilities denominated in a currency other than the functional currency are recorded in other expense, net.
For financial statements of Avon subsidiaries operating in highly inflationary economies, the United States ("U.S.") dollar is required to be used as the functional currency. At December 31, 2015, Venezuela was the only Avon subsidiary considered to be operating in a highly inflationary economy. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in other expense, net. Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in income taxes in the Consolidated Statements of Operations. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are recorded in U.S. dollars at the historical rates at the time of acquisition of such assets or liabilities.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Venezuela Currency
We account for Venezuela as a highly inflationary economy. In February 2015, the Venezuelan government announced that a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. There are multiple legal mechanisms in Venezuela to exchange currency. As SIMADI represents the rate which better reflects the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. As a result of the change to the SIMADI rate, which caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we used previously, we recorded an after-tax benefit of $3.4 (a benefit of $4.2 in other expense, net, and a loss of $.8 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by $18.5 during 2015. Also as a result of the change to the SIMADI rate, we determined that an adjustment of $11.4 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015.
In addition, in February 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to selling, general and administrative expenses was recorded to reflect the write-down of the long-lived assets to their estimated fair value of $15.7, which was recorded in the first quarter of 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates.
In February 2014, the Venezuelan government announced a foreign exchange system which began operating on March 24, 2014, referred to as the SICAD II exchange ("SICAD II"). As SICAD II represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously, we recorded an after-tax loss of $41.8 ($53.7 in other expense, net, and a benefit of $11.9 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of monetary assets and liabilities. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis causes a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by $21.4 during 2014. Also as a result, we determined that an adjustment of $115.7 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2014.
Effective February 13, 2013, the Venezuelan government devalued its currency by approximately 32% and as such we recorded an after-tax loss of $50.7 ($34.1 in other expense, net, and $16.6 in income taxes) in the first quarter of 2013, primarily reflecting the write-down of monetary assets and liabilities and deferred tax benefits. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, operating profit and net loss during 2013 were negatively impacted by $49.6.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Prepaid Brochure Costs
Costs to prepare brochures are initially deferred to prepaid expenses and other and are expensed to selling, general and administrative expenses over the campaign length. In addition, fees charged to Representatives for brochures are initially deferred and presented as a reduction to prepaid expenses and other and are recorded as a reduction to selling, general and administrative expenses over the campaign length. The campaign length is typically three to four weeks for most markets.
Brochure costs and associated fees that are presented as prepaid expenses and other were $25.8 at December 31, 2015 and $27.8 at December 31, 2014. Additionally, paper stock is purchased in advance of creating the brochures. Prepaid expenses and other include paper supply of $3.8 at December 31, 2015 and $6.2 at December 31, 2014.
Brochure costs expensed to selling, general and administrative expenses amounted to $256.6 in 2015, $309.4 in 2014 and $348.0 in 2013. The fees charged to Representatives recorded as a reduction to selling, general and administrative expenses amounted to $141.9 in 2015, $173.2 in 2014 and $188.1 in 2013.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated using a straight-line method over the estimated useful lives of the assets. The estimated useful lives generally are as follows: buildings, 45 years; land improvements, 20 years; machinery and equipment, 15 years; and office equipment, five to ten years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Upon disposal of property, plant and equipment, the cost of the assets and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Costs associated with repair and maintenance activities are expensed as incurred. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. See above for more information on Avon Venezuela's long-lived assets.
We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the related asset and depreciated over the useful life of the related asset. We did not capitalize any interest in 2015, 2014 or 2013.
Capitalized Software
Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, generally not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $82.4 at December 31, 2015 and $91.6 at December 31, 2014. The amortization expense associated with capitalized software was $31.0, $44.8 and $50.8 for the years ended December 31, 2015, 2014 and 2013, respectively.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The impairment analysis performed for goodwill requires several estimates in computing the estimated fair value of a reporting unit. We typically use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach that we would generally expect a marketplace participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
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
If applicable, the impairment testing would be performed in the following order: indefinite-lived intangible assets, finite-lived intangible assets, and then goodwill.
See Note 16, Goodwill and Intangible Assets for more information on China and Egypt.
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

•	Changes in the fair value of a derivative that is not designated as a hedging instrument are recognized in earnings in other expense, net in the Consolidated Statements of Operations.
Realized gains and losses on a derivative are reported in the Consolidated Statements of Cash Flows consistent with the nature of the underlying hedged item.
For derivatives designated as hedges, we assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Highly effective means that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item. The ineffective portion of a derivative’s gain or loss, if any, is recorded in earnings in other expense, net in the Consolidated Statements of Operations. In addition, when we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When it is probable that a hedged forecasted transaction will not occur, we discontinue hedge accounting for the affected portion of the forecasted transaction, and reclassify gains or losses that were accumulated in AOCI to earnings in other expense, net in the Consolidated Statements of Operations.
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
Uncertain Tax Positions
We recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We record interest expense and penalties payable to relevant tax authorities in income taxes in the Consolidated Statements of Operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs associated with selling; marketing; and distribution activities, including shipping and handling costs; advertising; net brochure costs; research and development; information technology; and other administrative costs, including finance, legal and human resource functions.
Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $538.8 in 2015, $695.8 in 2014 and $784.5 in 2013.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $128.0 in 2015, $166.4 in 2014 and $174.3 in 2013.
Research and Development
Research and development costs are expensed as incurred and amounted to $61.9 in 2015, $64.7 in 2014 and $66.9 in 2013. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
Share-based Compensation
All share-based payments to employees are recognized in the financial statements based on their fair value at the date of grant. If applicable, we use a Monte-Carlo simulation to calculate the fair value of performance restricted stock units with market conditions and a Black-Scholes-Merton option-pricing model to calculate the fair value of options.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revisions
We revised our Consolidated Statements of Cash Flows to correct the presentation of certain financing activities, specifically a decrease of $65.6 in repayment of debt, a decrease of $70.0 in proceeds from debt, and an increase of $4.4 in debt, net for the year ended December 31, 2014. This revision did not impact cash flows from operating activities, our Consolidated Statements of Operations, our Consolidated Statements of Comprehensive Income (Loss) or our Consolidated Balance Sheets. We determined that the effect of this revision was not material to any of our previously issued financial statements.
Out-of-Period Items
During 2015, we recorded out-of-period adjustments which decreased income from continuing operations by approximately $8 before tax (approximately $14 after tax). We evaluated the total out-of-period adjustments impacting 2015, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.
During 2014, we recorded out-of-period adjustments in our Latin America segment (primarily related to revenue and selling, general and administrative expenses) which increased income from continuing operations by approximately $15 before tax. The total out-of-period adjustments increasing income from continuing operations during 2014 was approximately $13 before tax (approximately $6 after tax), and the total out-of-period adjustments decreasing income from discontinued operations during 2014 was approximately $7 after tax. We evaluated the total out-of-period adjustments impacting 2014, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.
Earnings (Loss) per Share
We compute earnings (loss) per share ("EPS") using the two-class method, which is a earnings (loss) allocation formula that determines earnings (loss) per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the year.
For each of the three years ended December 31 the components of basic and diluted EPS were as follows:

(Shares in millions)	2015	2014	2013
Numerator from continuing operations:
(Loss) income from continuing operations less amounts attributable to noncontrolling interests	$(799.8)	$(348.1)	$63.0
Less: Loss (income) allocated to participating securities	10.9	4.2	(.6)
(Loss) income from continuing operations allocated to common shareholders	(788.9)	(343.9)	62.4
Numerator from discontinued operations:
Loss from discontinued operations less amounts attributable to noncontrolling interests	$(349.1)	$(40.5)	$(119.4)
Less: Loss allocated to participating securities	4.7	.6	1.2
Loss from discontinued operations allocated to common shareholders	(344.4)	(39.9)	(118.2)
Numerator attributable to Avon:
Loss attributable to Avon less amounts attributable to noncontrolling interests	$(1,148.9)	$(388.6)	$(56.4)
Less: Loss allocated to participating securities	15.7	4.7	.6
Loss attributable to Avon allocated to common shareholders	(1,133.2)	(383.9)	(55.8)
Denominator:
Basic EPS weighted-average shares outstanding	435.2	434.5	433.4
Diluted effect of assumed conversion of stock options	—	—	.8
Diluted EPS adjusted weighted-average shares outstanding	435.2	434.5	434.2
(Loss) Income per Common Share from continuing operations:
Basic	$(1.81)	$(.79)	$.14
Diluted	(1.81)	(.79)	.14
Loss per Common Share from discontinued operations:
Basic	$(.79)	$(.09)	$(.27)
Diluted	(.79)	(.09)	(.27)
Loss per Common Share attributable to Avon:
Basic	$(2.60)	$(.88)	$(.13)
Diluted	(2.60)	(.88)	(.13)
Amounts in the table above may not necessarily sum due to rounding.
During the years ended December 31, 2015 and 2014, we did not include stock options to purchase 12.7 million shares and 18.0 million shares of Avon common stock, respectively, in the calculations of diluted EPS as we had a loss from continuing operations, net of tax and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation. During the year ended December 31, 2013, we did not include stock options to purchase 17.5 million shares of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would be anti-dilutive.
NOTE 2. New Accounting Standards
Standards Implemented
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. We elected to early adopt ASU 2015-17 in the fourth quarter of 2015 on a prospective basis. This did not have an impact on our consolidated financial statements, other than balance sheet presentation as of December 31, 2015, as prior periods were not retrospectively adjusted.
Standards to be Implemented
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Date, which resulted in the standard being effective beginning in 2018, with early adoption permitted in the beginning of 2017. This standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

NOTE 3. Discontinued Operations and Divestitures
Discontinued Operations
North America
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus. The agreements include a an investment agreement providing for a $435 investment by Cleveland Apple Investor LLC (“Cleveland Investor”) (an affiliate of Cerberus) in the Company through the purchase of perpetual convertible preferred stock and a separation and investment agreement providing for the separation of the Company's North America business, which represents the Company's operations in the United States, Canada and Puerto Rico, from the Company into a privately-held company (“NewCo”) that will be majority-owned and managed by Cleveland NA Investor LLC (“Cleveland NA”) (an affiliate of Cerberus) as a result of the issuance to Cleveland NA of ownership interests in NewCo. Cleveland NA will contribute $170 of cash into NewCo in exchange for 80.1% of its ownership interests. We will contribute the North America business, certain pension and postretirement liabilities and $100 of cash into NewCo and will own 19.9% of NewCo’s ownership interests.
The $435 investment by Cleveland Investor in the Company will be in exchange for perpetual convertible preferred stock with an optional conversion price for holders of $5.00 per share and a dividend that accrues at a rate of 5% per annum, subject to increase upon certain events. The dividend is payable at the Company's option in (i) cash, (ii) subject to certain conditions, in common shares or (iii) subject to certain conditions, upon conversion of shares in Series C Preferred Stock, in shares of our non-voting, non-convertible Series D Preferred Stock, par value $1.00 per share (the "Series D Preferred Stock"). Any such shares of Series D Preferred Stock issued would have similar preferential rights. At the close of these transactions, the Company will make changes to its Board of Directors, including certain current directors stepping down and other directors joining from Cerberus. In addition, new independent directors jointly selected by the Company and Cerberus will be appointed at or as soon as practicable after the close of the transactions. The transactions are expected to close concurrently in the first half of 2016. Proceeds from the sale of the perpetual convertible preferred stock are intended to be used to fund the $100 cash contribution into NewCo, approximately $250 may be used to reduce debt, and the remainder will be used for restructuring and reinvestment in the business. The Company considered that the transactions with affiliates of Cerberus should help to drive enhanced focus on Avon's international markets, revitalize the North America business and deliver long-term value to shareholders.
The North America business was previously its own reportable segment and has been presented as discontinued operations for all periods presented as the separation represented a significant strategic shift and was determined to have a major effect on our operations and financial results. Amounts previously allocated from Global Expenses to North America have been moved to Global Expenses for all periods presented, as these represent costs associated with functions of the Company's continuing operations.
As the carrying value exceeded the estimated fair value less costs to sell, in the fourth quarter of 2015, we recorded an estimated loss on sale of discontinued operations of approximately $340 before tax (approximately $340 after tax). The estimated loss on sale represents the net assets to be contributed into NewCo, including certain pension and postretirement benefit plan liabilities and amounts in AOCI associated with the North America business, which were primarily unrecognized losses associated with our U.S. defined benefit pension plan, and costs to sell, as compared to the implied value of our ownership interests in NewCo which will be $43. The actual total loss on sale will be dependent on a number of factors including discount rates and the actual return on plan assets. Post-separation, the Company will account for its ownership interests in NewCo using the equity method of accounting, which will result in the Company recognizing its proportionate share of NewCo's income or loss.
NewCo will enter into a perpetual, irrevocable royalty-free licensing agreement with the Company for the use of the Avon brand and certain other intellectual property. There will also be transition services agreements which include, among other things, information technology, human resources and supply chain services and other commercial agreements, including research and development and manufacturing.

The major classes of financial statement components comprising the loss on discontinued operations, before tax for North America are shown below:

	Year ended December 31,
	2015	2014	2013
Total revenue	$1,012.5	$1,203.4	$1,458.2
Cost of sales	404.0	492.4	599.7
Selling, general and administrative expenses(1)	606.2	745.2	971.1
Operating income (loss)(1)	2.3	(34.2)	(112.6)
Other expense items	3.2	2.4	2.7
Loss from discontinued operations, before tax(1)	(.9)	(36.6)	(115.3)
Loss on sale of discontinued operations, before tax	(340.0)	—	—
Loss from discontinued operations, before tax(1)	$(340.9)	$(36.6)	$(115.3)
(1) Includes a capitalized software impairment charge of $117.2 during 2013, as discussed below.
The carrying amount of the major classes of assets and liabilities for North America discontinued operations at December 31, 2015 and 2014 are shown below:

	2015	2014
Cash and cash equivalents	$(2.2)	$24.1
Receivable from continuing operations(2)	100.0	100.0
Accounts receivable, net	41.4	47.9
Inventories	128.2	114.5
Prepaid expenses and other	23.7	27.6
Current assets of discontinued operations	$291.1	$314.1

Property, plant and equipment, net	$171.8	$194.2
Other assets	8.3	17.7
Noncurrent assets of discontinued operations	$180.1	$211.9

Debt maturing within one year	$5.9	$15.4
Accounts payable	78.4	89.1
Accrued compensation	18.2	35.6
Other accrued liabilities(3)	380.6	59.7
Other classes of current liabilities that are not major	6.6	7.8
Current liabilities of discontinued operations	$489.7	$207.6

Long-term debt	$29.3	$35.2
Employee benefit plans	228.2	252.2
Other liabilities	.2	7.0
Other classes of noncurrent liabilities that are not major	2.5	2.6
Noncurrent liabilities of discontinued operations	$260.2	$297.0
(2) Represents the expected cash contribution by the Company into NewCo to be made at close of the transactions.
(3) Includes the accrual for the estimated loss on sale at December 31, 2015.
As of December 31, 2015 and December 31, 2014, there were also approximately $19.4 and $15.6 of net deferred tax assets with $19.4 and $9.1 of related valuation allowances reflected in discontinued operations associated with the separation of North America.
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
Silpada
On June 30, 2013, the Company entered into an agreement to sell its Silpada jewelry business (“Silpada”) for $85, plus an earn-out of up to $15 if Silpada achieves specific earnings targets over two years. Silpada was previously reported within our North America segment and has been presented as discontinued operations for all periods presented. The transaction closed on July 3, 2013. Proceeds from the sale were used for general corporate purposes, including the repayment of outstanding debt. The earn-out was not achieved by Silpada for fiscal year 2014, and as of December 31, 2015, we do not believe that the financial performance of Silpada will result in the achievement of the earn-out for fiscal year 2015. In 2013, we recorded a loss on sale of $79.4 before tax ($50.4 after tax), representing the difference between the carrying value of the Silpada business and the proceeds. Of the total loss on sale, $79.0 before tax ($50.0 after tax), was recorded in the second quarter of 2013, reflecting the expected loss on sale at that time.
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
Summarized financial information for Silpada discontinued operations is shown below:

Year ended December 31,
2013
Total revenue	$54.5
Operating loss(4)	(81.0)
(4) Operating loss includes a charge of $79.0 before tax recorded in the second quarter of 2013, reflecting the expected loss on sale at that time, as well as an additional loss on sale of $.4 before tax recorded in the third quarter of 2013.
Divestitures
Liz Earle
On July 9, 2015, the Company sold Liz Earle Beauty Co. Limited (“Liz Earle”) for approximately $215, less expenses of approximately $5. Liz Earle was previously reported within our Europe, Middle East & Africa segment. In 2015, we recorded a gain on sale of $44.9 before tax, which was reported separately in the Consolidated Statements of Operations, and $51.6 after tax, representing the difference between the proceeds, including the expected working capital settlement, and the carrying value of the Liz Earle business on the date of sale. Proceeds from the sale of Liz Earle were used to fund a portion of the Company’s redemption of the $250 principal amount of its 2.375% Notes due March 15, 2016, which occurred on August 10, 2015. See Note 5, Debt and Other Financing for additional information.

NOTE 4. Inventories
Inventories at December 31 consisted of the following:

	2015	2014
Raw materials	$180.5	$232.9
Finished goods	443.5	474.8
Total	$624.0	$707.7
NOTE 5. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2015	2014
Debt maturing within one year:
Notes payable	$50.4	$116.0
Current portion of long-term debt	4.8	5.7
Total	$55.2	$121.7
Long-term debt:
2.375% Notes, due March 2016	$—	$249.9
5.75% Notes, due March 2018	249.8	249.7
4.20% Notes, due July 2018	249.8	249.7
6.50% Notes, due March 2019	348.6	348.2
Other debt, payable through 2025 with interest from .4% to 7.8%	12.7	12.8
4.60% Notes, due March 2020	499.6	499.4
5.00% Notes, due March 2023	496.5	496.0
6.95% Notes, due March 2043	249.3	249.3
Total	2,106.3	2,355.0
Amortization of swap termination	58.1	79.4
Less current portion	(4.8)	(5.7)
Total long-term debt	$2,159.6	$2,428.7
Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 4.0% at December 31, 2015 and 4.2% at December 31, 2014.
Other debt included obligations under capital leases of $11.7 at December 31, 2015 and $11.6 at December 31, 2014, which primarily relate to leases of automobiles and equipment.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 (the "5.00% Notes") and $250.0 principal amount of 6.95% Notes due March 15, 2043 (the "6.95% Notes") (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. On August 10, 2015, we prepaid our 2.375% Notes at a prepayment price equal to 100% of the principal amount of $250.0, plus accrued interest of $3.1 and a make-whole premium of $5.0. In connection with the prepayment of our 2.375% Notes, we incurred a loss on extinguishment of debt of $5.5 in the third quarter of 2015 consisting of the $5.0 make-whole premium for the 2.375% Notes and the write-off of $.5 of debt issuance costs and discounts related to the initial issuance of the 2.375% Notes.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P in November 2014 to BB+, in February 2015 to BB and in June 2015 to B+, and by Moody's in October 2014 to Ba1 and in May 2015 to Ba3 for

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

senior unsecured debt, the interest rates on the 2013 Notes have increased by 1.75%, of which .75% was effective as of March 15, 2015 and 1.0% was effective as of September 15, 2015.
The carrying value of the 2.375% Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.1 at December 31, 2014. The carrying value of the 4.60% Notes represented the $500.0 principal amount, net of the unamortized discount to face value of $.4 and $.6 at December 31, 2015 and 2014, respectively. The carrying value of the 5.00% Notes represented the $500.0 principal amount, net of the unamortized discount to face value of $3.5 and $4.0 at December 31, 2015 and 2014, respectively. The carrying value of the 6.95% Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.7 and $.7 at December 31, 2015 and 2014, respectively.
At December 31, 2015, we also had outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"), $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes") and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually. The carrying value of the 2018 Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.2 and $.3 at December 31, 2015 and 2014, respectively. The carrying value of the 4.20% Notes represented the $250.0 principal amount, net of the unamortized discount to face value of $.2 and $.3 at December 31, 2015 and 2014, respectively. The carrying value of the 2019 Notes represented the $350.0 principal amount, net of the unamortized discount to face value of $1.4 and $1.8 at December 31, 2015 and 2014, respectively.
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
Term Loan Agreement
In 2012, we borrowed $550.0 under a term loan agreement (the "term loan agreement"). In March 2013, we repaid $380.0 of the outstanding principal amount of the term loan agreement with a portion of the proceeds from the issuance of the 2013 Notes, which repayment resulted in a loss in the first quarter of 2013 of $1.6 on extinguishment of debt associated with the write-off of debt issuance costs related to the term loan agreement. On July 25, 2013, we prepaid $117.5 of the outstanding principal balance under the term loan agreement, without prepayment penalties. On June 30, 2014, we paid the $52.5 remaining outstanding principal balance under the term loan agreement, of which $39.4 was not yet due, without prepayment penalties, effectively terminating the term loan agreement since amounts thereunder may not be reborrowed.
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
Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes (including unamortized discounts and premiums) and capital leases outstanding at December 31, 2015, are as follows:

	2016	2017	2018	2019	2020	2021 and Beyond	Total
Maturities	$4.8	$3.6	$503.2	$350.1	$500.0	$751.0	$2,112.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financing
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a new five-year $400.0 senior secured revolving credit facility (the “2015 revolving credit facility”). The Company terminated its previous $1 billion unsecured revolving credit facility (the “2013 revolving credit facility”) in June 2015 prior to its scheduled expiration in March 2017. There were no amounts drawn under the 2013 revolving credit facility on the date of termination and no early termination penalties were incurred. In the second quarter of 2015, $2.5 was recorded for the write-off of issuance costs related to the 2013 revolving credit facility. Borrowings under the 2015 revolving credit facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. The 2015 revolving credit facility may be used for general corporate purposes. As of December 31, 2015, there were no amounts outstanding under the 2015 revolving credit facility.
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
The 2015 revolving credit facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 2018 Notes, the 4.20% Notes, the 2019 Notes and the 4.60% Notes, if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 revolving credit facility contains affirmative and negative covenants, which are customary for financings of this type, including, among other things, limits on the ability of the Company, AIO or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or merge, consolidate or dispose of all or substantially all its assets. In addition, the 2015 revolving credit facility contains customary events of default and cross-default provisions, as well as financial covenants (interest coverage and total leverage ratios). As of December 31, 2015, we were in compliance with our interest coverage and total leverage ratios under the 2015 revolving credit facility, and based on then applicable interest rates, the entire $400.0 2015 revolving credit facility could have been drawn down without violating any covenant.
Letters of Credit
At both December 31, 2015 and December 31, 2014, we also had letters of credit outstanding totaling $12.9, which primarily guarantee various insurance activities. In addition, we had outstanding letters of credit for trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.
Long-Term Credit Ratings
Our long-term credit ratings are Ba2 (Negative Outlook) for corporate family debt, and Ba3 (Negative Outlook) for senior unsecured debt, with Moody's; B+ (Stable Outlook) with S&P; and B+ (Negative Outlook) with Fitch, which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms under our financing arrangements.

NOTE 6. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2015 and 2014:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
Other comprehensive (loss) income other than reclassifications	(273.0)	—	—	40.7	(232.3)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	1.9	—	—	1.9
Amortization of net actuarial loss and prior service cost, net of tax of $1.2(2)	—	—	—	81.8	81.8
Total reclassifications into earnings	—	1.9	—	81.8	83.7
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$(1,366.2)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2013	$(429.3)	$(5.1)	$(4.3)	$(431.7)	$(870.4)
Other comprehensive loss other than reclassifications	(247.7)	—	—	(187.2)	(434.9)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	1.9	—	—	1.9
Amortization of net actuarial loss and prior service cost, net of tax of $2.5(2)	—	—	—	85.8	85.8
Total reclassifications into earnings	—	1.9	—	85.8	87.7
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general and administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net losses of $21.9 and $18.2 for 2015 and 2014, respectively, and net gain of $.2 for 2013 resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income (Loss).
NOTE 7. Income Taxes
(Loss) income from continuing operations, before taxes for the years ended December 31 was as follows:

	2015	2014	2013
United States	$(230.3)	$(185.0)	$(397.0)
Foreign	253.0	385.8	674.9
Total	$22.7	$200.8	$277.9
The U.S. loss before taxes, for the years ended December 31, 2015, 2014 and 2013, does not include dividend income from foreign subsidiaries.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for the years ended December 31 was as follows:

	2015	2014	2013
Federal:
Current	$41.6	$57.3	$75.7
Deferred	668.3	207.9	(180.7)
	709.9	265.2	(105.0)
Foreign:
Current	132.3	252.0	221.4
Deferred	(24.3)	(11.4)	98.3
	108.0	240.6	319.7
State and other:
Current	0.7	(.4)	(1.2)
Deferred	0.6	39.9	(3.1)
	1.3	39.5	(4.3)
Total	$819.2	$545.3	$210.4
The foreign provision for income taxes includes the U.S. tax benefit on foreign earnings of $.0 and $3.5, and the U.S. tax cost on foreign earnings of $9.9 for the years ended December 31, 2015, 2014 and 2013, respectively.

The effective tax rate for the years ended December 31 was as follows:

	2015	2014	2013
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.5	7.0	(.5)
Tax on foreign income	141.4	(6.5)	(9.8)
Tax on uncertain tax positions	8.2	17.3	(1.3)
Venezuela devaluation and highly inflationary accounting	168.1	27.4	16.5
FCPA accrual	—	(7.1)	11.2
China goodwill impairment	—	—	4.9
Reorganizations	(173.5)	—	—
Net change in valuation allowances	3,395.6	193.9	18.4
Blocked income	29.3	3.5	2.3
Imputed royalties	11.9	1.2	.9
Research credits	(8.9)	(1.0)	(.5)
Other	(7.9)	.8	(1.4)
Effective tax rate	3,601.7%	271.5%	75.7%
In the fourth quarter of 2015, the Company recognized a benefit of $18.7 associated with the implementation of foreign tax planning strategies which is reflected within the "Reorganizations" line above. We completed the implementation of these tax planning strategies and expect to recognize an additional benenfit of approximately $30 in the first quarter of 2016.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2015	2014
Deferred tax assets:
Accrued expenses and reserves	$183.4	$220.3
Pension and postretirement benefits	129.2	160.0
Asset revaluations	13.3	12.1
Capitalized expenses	171.0	175.9
Depreciation and amortization	29.3	16.9
Deferred loss on foreign currency	44.3	40.3
Share-based compensation	62.7	62.0
Restructuring initiatives	21.7	24.2
Postemployment benefits	5.1	6.8
Tax loss carryforwards	781.9	844.2
Foreign tax credit carryforwards	689.6	622.3
Minimum tax and business credit carryforwards	56.5	57.1
All other	58.5	54.4
Valuation allowance	(1,972.1)	(1,362.6)
Total deferred tax assets	274.4	933.9
Deferred tax liabilities:
Depreciation and amortization	(13.8)	(24.6)
Unremitted foreign earnings	(89.2)	(14.3)
Prepaid expenses	(7.0)	(8.7)
Capitalized interest	(9.2)	(9.5)
All other	(4.6)	(25.8)
Total deferred tax liabilities	(123.8)	(82.9)
Net deferred tax assets	$150.6	$851.0

The December 31, 2014 presentation of deferred tax balances has been revised to include $120.6 of state net operating loss deferred tax asset and related valuation allowance of $120.6 as well as $39.0 of net state deferred tax assets for various temporary differences and a related valuation allowance of $39.0. This did not have an impact on our Consolidated Balance Sheet for all periods presented.

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2015	2014
Deferred tax assets:
Prepaid expenses and other	$—	$205.2
Other assets	172.8	678.8
Total deferred tax assets	172.8	884.0
Deferred tax liabilities:
Income taxes	—	(.3)
Long-term income taxes	(22.2)	(32.7)
Total deferred tax liabilities	(22.2)	(33.0)
Net deferred tax assets	$150.6	$851.0
See Note 2, New Accounting Standards, for discussion on our adoption of ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes.
At December 31, 2015, we had recognized deferred tax assets of $746.1 relating to U.S. business credit carryforwards (excess foreign tax credits, minimum tax credits, research and experimentation credits and investment tax credits) for which a valuation

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowance of $746.1 has been provided, deferred tax assets relating to foreign tax loss carryforwards of $656.9, for which a valuation allowance of $651.7 has been provided and deferred tax assets relating to state tax loss carryforwards of $125.0 for which a valuation allowance of $125.0 has been provided. The foreign tax loss carryforwards as of December 31, 2015 were $2,302.1, of which $2,134.6 are not subject to expiration and $167.5 are subject to expiration between 2016 and 2030. The state tax loss carryforwards as of December 31, 2015 were $1,750.0 which are subject to expiration between 2016 and 2035. The U.S. foreign tax credit carryforwards of $689.6 are subject to expiration between 2018 and 2025; the U.S. minimum tax credits of $35.9 are not subject to expiration; the U.S. research and experimentation credits of $16.3 are subject to expiration between 2027 and 2035 and the U.S. investment tax credits of $4.3 are subject to expiration between 2020 and 2030.

At December 31, 2015, we continue to assert that our foreign earnings are not indefinitely reinvested, as a result of our domestic liquidity profile. Accordingly, we adjusted our deferred tax liability to account for the balance of our undistributed earnings of foreign subsidiaries and for the tax effect of earnings that were actually repatriated to the U.S. during the year. We also adjusted our deferred tax liability to exclude deferred tax assets of $94.9 associated with our foreign earnings that we do not plan to repatriate within the foreseeable future. The deferred tax liability associated with the Company’s undistributed earnings increased by $74.9, resulting in a deferred tax liability balance of $89.2 related to the incremental tax cost on $1.4 billion of undistributed foreign earnings at December 31, 2015. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings may result in the utilization of a portion of our excess foreign tax credit carryforwards in the year of repatriation; therefore the utilization of our foreign tax credit carryforwards is dependent on the amount and timing of repatriations, as well as the jurisdictions involved. We have not included the undistributed earnings of our subsidiary in Venezuela in the calculation of this deferred tax liability as local regulations restrict cash distributions denominated in U.S. dollars.

At December 31, 2015, the valuation allowance primarily represents amounts for all U.S. deferred tax assets, certain foreign tax loss carryforwards and certain other foreign deferred tax assets. The recognition of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. Tax planning strategies were also considered and evaluated as support for the realization of deferred tax assets. Where these sources of income existed along with sufficient positive evidence that indicated it was more likely than not that such sources of income could be relied upon, then the deferred tax assets were not reduced by a valuation allowance.

The net increase in the valuation allowance during 2015 of $609.5 was primarily due to the recording of the valuation allowances for U.S. deferred tax assets (discussed further below), partially offset by the increase in the deferred tax liability for unremitted earnings of foreign subsidiaries discussed above. In addition, the net increase in the valuation allowance was also attributable to additional valuation allowances for deferred tax assets outside of the U.S., primarily in Russia, which was largely due to lower earnings and the impact of foreign exchange losses on working capital balances.

During the first and second quarters of 2015, the Company recorded a $31.3 charge and a $3.2 benefit, respectively, associated with valuation allowances, to adjust our U.S. deferred tax assets to an amount that was “more likely than not” to be realized. These adjustments were primarily caused by fluctuations of the U.S. dollar against currencies of some of our key markets.

During the third quarter of 2015, we recorded an additional valuation allowance on our remaining U.S. deferred tax assets of $649.5. The increase in the valuation allowance resulted from management’s determination that it was no longer more likely than not to realize the tax benefits expected to be obtained from tax planning strategies associated with an anticipated accelerated receipt in the U.S. of foreign source income. As the U.S. dollar had further strengthened against currencies of some of our key markets during the third quarter of 2015, the benefits associated with the Company’s tax planning strategies were no longer sufficient for the Company to continue to conclude that its tax planning strategies were prudent. In the absence of any alternative prudent tax planning strategies and other sources of future taxable income, it was determined that a full valuation allowance should be recorded. Although the Company continues to expect that it will generate taxable income and tax liability in the U.S., the Company is expected to offset its current and future tax liability with foreign tax credits, and as a result, the expected level of future taxable income and tax liability is not adequate to realize the benefit of previously recorded deferred tax assets. Although the Company may not be able to recognize a financial statement benefit associated with its deferred tax assets, the Company will continue to manage and plan for the utilization of its deferred tax assets to avoid the expiration of deferred tax assets that have limited lives.

In conjunction with the expected separation of North America, approximately $235.0 of deferred tax assets and a related valuation allowance of $235.0 will be reflected as a deferred tax asset associated with the Company’s investment in NewCo. There are also U.S. state net operating loss and investment tax credit deferred tax assets of $129.3 and a related valuation allowance of $129.3 which may not be capable of being fully utilized before expiration by the Company after the separation of North America due to the elimination of the U.S. operations in substantially all state taxing jurisdictions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
At December 31, 2015, we had $53.0 of total gross unrecognized tax benefits of which approximately $33.7 would favorably impact the provision for income taxes, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2012	$32.0
Additions based on tax positions related to the current year	5.3
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(7.8)
Reductions due to lapse of statute of limitations	(3.1)
Reductions due to settlements with tax authorities	(2.3)
Balance at December 31, 2013	26.0
Additions based on tax positions related to the current year	1.4
Additions for tax positions of prior years	37.7
Reductions for tax positions of prior years	(4.7)
Reductions due to lapse of statute of limitations	(1.7)
Reductions due to settlements with tax authorities	(2.0)
Balance at December 31, 2014	56.7
Additions based on tax positions related to the current year	3.5
Additions for tax positions of prior years	5.7
Reductions for tax positions of prior years	(1.5)
Reductions due to lapse of statute of limitations	(0.4)
Reductions due to settlements with tax authorities	(11.0)
Balance at December 31, 2015	$53.0
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recorded expense of $2.8, $.9 and $.9 for interest and penalties, net of taxes during 2015, 2014 and 2013, respectively. At December 31, 2015 and December 31, 2014 we had $6.6 and $4.4 recorded for interest and penalties, net of tax benefit.
We file income tax returns in the U.S. and foreign jurisdictions. As of December 31, 2015, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2010-2015
Mexico	2009-2015
Poland	2010-2015
Russia	2011-2015
United States (Federal)	2014-2015
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $1 to $18.1 within the next twelve months due to the closure of tax years by expiration of the statute of limitations and audit settlements.
NOTE 8. Financial Instruments and Risk Management
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of December 31, 2015, we do not have any interest-rate swap agreements.
We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

early termination of the contracts in certain circumstances, including if we were to merge with another entity and the creditworthiness of the surviving entity were to be "materially weaker" than that of Avon prior to the merger.
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2015:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.2	Accounts payable	$1.1
Total derivatives not designated as hedges		$1.2		$1.1
Total derivatives		$1.2		$1.1

The following table presents the fair value of derivative instruments outstanding at December 31, 2014:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.6	Accounts payable	$4.9
Total derivatives not designated as hedges		$.6		$4.9
Total derivatives		$.6		$4.9

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of December 31, 2015 and 2014, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Approximately 2% and approximately 5% of our debt portfolio at December 31, 2015 and 2014, respectively, was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. We incurred termination fees of $2.3 which were recorded in other expense, net in the Consolidated Statements of Operations. For the years ended December 31, 2015 and December 31, 2014, the net impact of the gain amortization was $14.6 and $14.4, respectively. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At December 31, 2015, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $35.4, and was classified within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. We incurred termination fees of $2.5 which were recorded in other expense, net in the Consolidated Statements of Operations. For the years ended December 31, 2015 and 2014, the net impact of the gain amortization was $6.6 and $6.3, respectively. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At December 31, 2015, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $22.8, and was classified within long-term debt in the Consolidated Balance Sheets.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At December 31, 2015 and 2014, we do not have undesignated interest-rate swap agreements.
During 2007, we entered into treasury lock agreements (the "2007 locks") with notional amounts totaling $500.0 that expired on July 31, 2008. The 2007 locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of notes due in 2013 and $250.0 principal amount of the 2018 Notes. The losses on the 2007 locks of $38.0 were

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded in AOCI. $19.2 of the losses were amortized to interest expense in the Consolidated Statements of Operations over five years and $18.8 are being amortized over ten years.
As of December 31, 2015, we expect to reclassify $1.9, net of taxes, of net losses on derivative instruments designated as cash flow hedges from AOCI to earnings during the next twelve months.
For the years ended December 31, 2015 and 2014, treasury lock agreements impacted AOCI as follows:

	2015	2014
Pre-tax net unamortized losses at beginning of year(1)	$(5.9)	$(7.8)
Reclassification of net losses to earnings	1.9	1.9
Pre-tax net unamortized losses at end of year(1)	$(4.0)	$(5.9)
(1) Amounts above exclude taxes of $2.7 for each period presented, which will be recognized in earnings at the end of the ten-year amortization period.
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2015, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $127.9 for various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During 2015 and 2014, we recorded losses of $2.7 and $14.9, respectively, in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during 2015 and 2014, we recorded a loss of $2.5 and a gain of $16.6, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
Credit Risk of Financial Instruments
At times, we attempt to minimize our credit exposure to counterparties by entering into derivative transactions and similar agreements with major international financial institutions with "A" or higher credit ratings as issued by Standard & Poor’s Corporation. Our foreign currency derivatives are typically comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $1.2 at December 31, 2015. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	1.2	1.2
Total	$2.8	$1.2	$4.0
Liabilities:
Foreign exchange forward contracts	$—	$1.1	$1.1
Total	$—	$1.1	$1.1
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.7	$—	$2.7
Foreign exchange forward contracts	—	.6	.6
Total	$2.7	$.6	$3.3
Liabilities:
Foreign exchange forward contracts	$—	$4.9	$4.9
Total	$—	$4.9	$4.9
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
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
December 31, 2015 - Egypt Goodwill
During the 2015 year-end close process, we completed our annual impairment assessment of the fair value of goodwill related to Egypt and subsequently determined that the goodwill associated with Egypt was impaired. Accordingly, a non-cash impairment charge of $6.9 was recorded to reduce the carrying amount of goodwill. There is no amount remaining associated with goodwill for our Egypt reporting unit as a result of this impairment charge.
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
Key assumptions used in measuring the fair value of Egypt during this impairment assessment included projections of revenue and the resulting cash flows, as well as the discount rate (based on the estimated weighted-average cost of capital). To estimate the fair value of Egypt, we forecasted revenue and the resulting cash flows over five years using a DCF model which included a terminal value at the end of the projection period. We believed that a five-year period was a reasonable amount of time in order to return Egypt's cash flows to normalized, sustainable levels.
March 31, 2015 - Venezuela Long-Lived Assets
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2015, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Venezuela long-lived assets	$—	$—	$15.7	$15.7
Total	$—	$—	$15.7	$15.7
In February 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to selling, general and administrative expenses in the Latin America segment was recorded to reflect the write-down of the long-lived assets to their estimated fair value, which was $15.7 at March 31, 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates.
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.8	$2.8	$2.7	$2.7
Debt maturing within one year(1)	(55.2)	(55.2)	(121.7)	(121.7)
Long-term debt(1)	(2,159.6)	(1,622.7)	(2,428.7)	(2,207.2)
Foreign exchange forward contracts	.1	.1	(4.3)	(4.3)
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
NOTE 10. Share-Based Compensation Plans
The Avon Products, Inc. 2010 Stock Incentive Plan (the "2010 Plan") and the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (the “2013 Plan”), which are shareholder approved plans, provide for several types of share-based incentive compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units. Following shareholder approval of the 2013 Plan in May 2013, there were no further awards made under the 2010 Plan. Under the 2010 Plan, the maximum number of shares that may be awarded was 32,000,000 shares, where the maximum number of shares was reduced as follows: (i) in the case of the grant of an award of an option or Stock Appreciation Right ("SAR"), by each share of stock subject to such an award and (ii) in the case of the grant of an award payable in stock other than an option or SAR by 2.33 multiplied by each share of stock subject to such award. Under the 2013 Plan, the maximum number of shares that may be awarded is 55,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or SAR, by each share subject to such an award and (ii) in the case of the grant of an award payable in shares other than an option or SAR by 3.13 multiplied by each share subject to such an award. Shares issued under share-based awards will be primarily funded with issuance of new shares.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the years ended December 31:

	2015	2014	2013
Compensation cost for stock options, stock appreciation rights, performance restricted stock units and restricted stock units	$51.2	$38.9	$43.3
Total income tax benefit recognized for share-based arrangements	4.1	3.2	14.9
All of the compensation cost for stock options, stock appreciation rights, performance restricted stock units and restricted stock units, including those that will be funded with treasury shares and those that have not resulted in a fair value measurement date, for 2015, 2014 and 2013 was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Stock Options
There were no stock options granted since 2012. A summary of stock options as of December 31, 2015, and changes during 2015, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	17,158	$31.74
Granted	—	—
Exercised	—	—
Forfeited	(6)	18.25
Expired	(5,504)	38.20
Outstanding at December 31, 2015	11,648	$28.70	2.9	$—
Exercisable at December 31, 2015	11,018	$28.18	2.9	$—
We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates. At December 31, 2015, there was no unrecognized compensation cost related to stock options outstanding.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash proceeds, tax obligations and intrinsic value related to total stock options exercised during 2014 and 2013, were as follows:

	2014	2013
Cash proceeds from stock options exercised	$.2	$19.4
Tax obligation realized for stock options exercised	—	(1.8)
Intrinsic value of stock options exercised	—	6.4
Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units
The fair value of restricted stock units, and performance restricted stock units granted in 2013 and 2014, was determined based on the closing price of our common stock on the date of grant. The fair value of the performance restricted stock units granted in 2015 was determined using a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity, expected term of the award, risk-free interest rate, expected dividends and the expected volatility of the stock of the Company.
In 2013, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions over three years. We have adjusted the compensation cost recognized to-date to reflect our estimated performance.
In 2014, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions over three years. We have adjusted the compensation cost recognized to-date to reflect our estimated performance.
In 2015, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions over two years ("2015 PRSUs"). In addition, if the performance conditions are achieved above target, these performance restricted stock units are subject to a market condition in which the number of performance restricted stock units that vest will be limited to the target amount if the Company’s absolute total shareholder return during the three-year service period is negative. If the performance conditions are achieved, the range of possible payouts of these performance restricted stock units is limited to a minimum of 50% of target to a maximum of 150% of target. We currently believe that the achievement of the performance conditions is probable.
A summary of restricted stock and restricted stock units at December 31, 2015, and changes during 2015, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2015	4,995	$16.80
Granted	2,938	7.91
Vested	(1,084)	18.14
Forfeited	(827)	14.09
December 31, 2015	6,022	$12.62
A summary of performance restricted stock units at December 31, 2015, and changes during 2015, is as follows:

	Performance Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2015(1)	4,976	$17.53
Granted	2,013	7.49
Vested	—	—
Forfeited	(1,655)	18.32
December 31, 2015(1)	5,334	$13.51
(1) Based on initial target payout.
The total fair value of restricted stock units that vested during 2015 was $10.1, based upon market prices on the vesting dates. At December 31, 2015, there was approximately $45.4 of unrecognized compensation cost related to these restricted stock, restricted stock units and performance restricted stock units compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the amounts in the table above, later in 2015, we granted 1,123,183 performance restricted stock units that would vest and settle in 2016 only upon the satisfaction of certain performance conditions through 2015. As of December 31, 2015, the terms of this award have not yet resulted in a fair value measurement date. During 2015, we recognized compensation cost of $1.6 for these performance restricted stock units. At December 31, 2015, there was $3.0 of unrecognized compensation cost related to these performance restricted stock units.
Restricted Stock Units and Performance Restricted Stock Units Funded With Treasury Shares
In March 2015 and April 2012, we granted 489,596 and 200,000 restricted stock units, respectively, that will be funded with treasury shares, outside of the 2013 Plan and 2010 Plan, in reliance upon The New York Stock Exchange rules. The restricted stock units granted in March 2015 have a weighted-average grant-date fair value of $9.00 and vest and settle ratably over three years. The restricted stock units granted in April 2012 have a weighted-average grant-date fair value of $21.69 and vest and settle ratably over five years. During 2015, 40,000 of these restricted stock units vested, and 569,596 of these restricted stock units were outstanding at December 31, 2015. During 2015, 2014 and 2013, we recognized compensation cost of $2.7, $.8 and $1.4, respectively, for these restricted stock units. At December 31, 2015, there was $2.5 of unrecognized compensation cost related to these restricted stock units.
In March 2015, we granted 121,951 performance restricted stock units that will be funded with treasury shares, outside of the 2013 Plan, in reliance upon The New York Stock Exchange rules. These performance restricted stock units have a weighted-average grant-date fair value of $7.49 and the same terms exist for these awards as the 2015 PRSUs discussed above. All of these performance restricted stock units were outstanding at December 31, 2015. During 2015, we recognized compensation cost of $.2 for these performance restricted stock units. At December 31, 2015, there was $.7 of unrecognized compensation cost related to these performance restricted stock units.
NOTE 11. Employee Benefit Plans
Savings Plan
We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $4.0 in 2015, $5.0 in 2014 and $5.5 in 2013, which follow the same investment allocation that the participant has selected for his or her own contributions. For U.S. employees hired on or after January 1, 2015, we made additional contributions to a Retirement Savings Account ("RSA") within the PSA. Such contributions will range from 3% to 6% of a participant's eligible compensation depending on the sum of the participant's age and length of service (as of December 31 of the prior year). Investment of such contributions will follow the same investment allocation that the participant has selected for his or her own contributions to the PSA. A participant will be vested in the RSA generally after three full years of applicable service.
Defined Benefit Pension and Postretirement Plans
Avon and certain subsidiaries have contributory and noncontributory defined benefit retirement plans for substantially all employees of those subsidiaries. Benefits under these plans are generally based on an employee’s length of service and average compensation near retirement, and certain plans have vesting requirements. Plans are funded based on legal requirements and cash flow. The U.S. defined benefit pension plan, the Avon Products, Inc. Personal Retirement Account Plan (the "PRA"), is closed to employees hired on or after January 1, 2015. Qualified retirement benefits for U.S. employees hired on or after January 1, 2015 will be provided solely through the PSA, as described above.
As part of the separation of the North America business, we will transfer certain pension liabilities under the PRA associated with current and former employees of the North America business and certain other former Avon employees, along with a portion of the assets held by the U.S. defined benefit pension plan, to a defined benefit pension plan sponsored by the new privately-held company. We will also transfer certain other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. We will continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon outside of the North America business. Prior to this separation, our net periodic benefit costs for the U.S. pension and postretirement benefit plans were allocated between Discontinued Operations and Global and Other Expenses as the plan includes both North America and U.S. Corporate Avon associates.
We provide health care benefits, subject to certain limitations, to many retired employees in the U.S. and certain foreign countries. In the U.S., the cost of such health care benefits is shared by us and our retirees for employees hired on or before January 1, 2005. Employees hired after January 1, 2005, will pay the full cost of the health care benefits upon retirement. In August 2009, we announced changes to our postretirement medical and life insurance benefits offered to U.S. retirees. The changes to the retiree medical benefits reduced the plan’s obligations by $36.3, of which $33.6 are associated with discontinued

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations. This amount is being amortized as a negative prior service cost over the average future service of active participants which is approximately 12 years. The changes to the retiree life insurance benefits reduced the plan’s obligations by $27.7. This amount was amortized as a negative prior service cost over 3.3 years, which was the remaining term of the plan.
In October 2015, we announced changes to our postretirement medical benefits offered to U.S. retirees to be effective as of January 1, 2016. The changes to the retiree medical benefits reduced the plan’s obligations by $9.0, of which $8.3 are associated with discontinued operations. This amount is being amortized as a negative prior service cost over the average future service of active participants which is approximately 8 years.
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

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation:
Beginning balance	$(705.2)	$(668.3)	$(777.6)	$(734.3)	$(93.4)	$(93.8)
Service cost	(13.0)	(14.1)	(5.3)	(6.0)	(.7)	(.7)
Interest cost	(25.1)	(27.8)	(23.6)	(31.0)	(3.7)	(4.1)
Actuarial (loss) gain	44.4	(124.6)	54.3	(123.4)	5.7	(2.0)
Plan participant contributions	—	—	—	—	(2.5)	(2.8)
Benefits paid	92.1	129.1	35.6	45.5	7.9	9.3
Plan amendments	—	2.0	—	—	9.0	—
Curtailments	—	(1.4)	.2	—	—	.3
Settlements	—	—	—	.7	—	—
Special termination benefits	—	(.1)	—	—	—	(.2)
Foreign currency changes and other	—	—	48.7	70.9	1.1	.6
Ending balance	$(606.8)	$(705.2)	$(667.7)	$(777.6)	$(76.6)	$(93.4)
Change in Plan Assets:
Beginning balance	$506.5	$531.1	$607.9	$608.7	$—	$—
Actual return on plan assets	(13.7)	54.5	16.3	62.8	—	—
Company contributions	7.6	50.0	21.6	27.4	5.4	6.5
Plan participant contributions	—	—	—	—	2.5	2.8
Benefits paid	(92.1)	(129.1)	(35.6)	(45.5)	(7.9)	(9.3)
Foreign currency changes and other	—	—	(33.9)	(45.5)	—	—
Ending balance	$408.3	$506.5	$576.3	$607.9	$—	$—
Funded Status:
Funded status at end of year(1)	$(198.5)	$(198.7)	$(91.4)	$(169.7)	$(76.6)	$(93.4)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$8.1	$2.7	$—	$—
Accrued compensation	(6.6)	(9.0)	(1.6)	(3.7)	(6.9)	(8.0)
Employee benefit plans liability	(191.9)	(189.7)	(97.9)	(168.7)	(69.7)	(85.4)
Net amount recognized(1)	$(198.5)	$(198.7)	$(91.4)	$(169.7)	$(76.6)	$(93.4)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$310.2	$380.0	$239.6	$302.5	$15.5	$23.2
Prior service credit	(1.4)	(2.1)	(1.2)	(1.4)	(29.1)	(24.6)
Total pretax amount recognized	$308.8	$377.9	$238.4	$301.1	$(13.6)	$(1.4)
Supplemental Information:
Accumulated benefit obligation	$601.7	$701.6	$185.0	$735.0	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$606.8	$705.2	$207.3	$750.8	N/A	N/A
Fair value plan assets	408.3	506.5	107.8	584.1	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$606.8	$705.2	$186.3	$770.1	N/A	N/A
Accumulated benefit obligation	601.7	701.6	173.7	744.7	N/A	N/A
Fair value plan assets	408.3	506.5	93.7	597.6	N/A	N/A
(1) Includes $145.7 and $148.0 of the U.S. pension plans at December 31, 2015 and 2014, respectively, and $53.6 and $68.6 of the postretirement benefit plans net liability (related to the U.S.) at December 31, 2015 and 2014, respectively, which are included in discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. pension plans include a funded qualified plan and unfunded non-qualified plans. As of December 31, 2015, the U.S. qualified pension plan had benefit obligations of $578.4 and plan assets of $408.3, of which $507.6 and $374.8, respectively, are included in discontinued operations. As of December 31, 2014, the U.S. qualified pension plan had benefit obligations of $673.1 and plan assets of $506.5, of which $544.7 and $411.6, respectively, are included in discontinued operations. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost:
Service cost	$13.0	$14.1	$15.7	$5.3	$6.0	$9.2	$.7	$.7	$1.4
Interest cost	25.1	27.8	27.5	23.6	31.0	31.4	3.7	4.1	4.3
Expected return on plan assets	(32.6)	(35.8)	(37.4)	(36.4)	(36.4)	(33.9)	—	—	—
Amortization of prior service credit	(.7)	(.3)	(.3)	(.1)	(.1)	(.3)	(4.0)	(4.4)	(4.7)
Amortization of net actuarial losses	43.7	45.1	47.2	8.4	6.5	8.5	1.8	1.3	2.3
Amortization of transition obligation	—	—	—	.1	—	—	—	—	—
Settlements/curtailments	27.9	38.0	—	.5	2.7	(4.3)	—	(2.7)	(1.8)
Other	—	—	—	—	—	—	—	—	—
Net periodic benefit cost(2)	$76.4	$88.9	$52.7	$1.4	$9.7	$10.6	$2.2	$(1.0)	$1.5
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial losses (gains)	$1.8	$105.9	$(80.8)	$(34.2)	$97.0	$(6.0)	$(5.6)	$2.0	$(22.5)
Prior service (credit) cost	—	(2.0)	—	—	—	—	(9.0)	—	(1.3)
Amortization of prior service credit	.7	.3	.3	.1	.1	7.9	4.0	7.2	7.0
Amortization of net actuarial losses	(71.6)	(81.5)	(47.2)	(9.1)	(9.9)	(13.4)	(1.8)	(1.6)	(3.1)
Amortization of transition obligation	—	—	—	(.1)	—	—	—	—	—
Foreign currency changes	—	—	—	(19.4)	(28.0)	4.2	.2	.1	(.1)
Total recognized in other comprehensive (loss) income*	$(69.1)	$22.7	$(127.7)	$(62.7)	$59.2	$(7.3)	$(12.2)	$7.7	$(20.0)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$7.3	$111.6	$(75.0)	$(61.3)	$68.9	$3.3	$(10.0)	$6.7	$(18.5)
(2) Includes $53.7, $62.6 and $35.2 of the U.S. pension plans in 2015, 2014 and 2013, respectively, and immaterial amounts of the postretirement benefit plans (related to the U.S.) in 2015, 2014 and 2013, which are included in discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above.
* Amounts represent the pre-tax effect classified within other comprehensive (loss) income. The net of tax amounts are classified within the Consolidated Statements of Comprehensive Income (Loss).
As a result of the lump-sum payments made to former employees that were vested and participated in the PRA, in the third quarter of 2015, we recorded a settlement charge of $23.8. These lump sum payments were made from our plan assets and were not the result of a specific offer to participants of our PRA as described below. Because the settlement threshold was exceeded in the third quarter of 2015, a settlement charge of $4.1 was also recorded in the fourth quarter of 2015, as a result of additional payments from the PRA. These settlement charges were allocated between Global Expenses and Discontinued Operations.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who were vested and participated in the PRA a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. Because the settlement threshold was exceeded in the second quarter of 2014, settlement charges of $5.4 and $7.5 were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from the PRA. These settlement charges were allocated between Global Expenses and Discontinued Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2016 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss(3)	$33.8	$6.9	$1.2
Prior service credit(3)	(.5)	(.1)	(5.1)
(3) The table above reflects the amounts in AOCI that would be recognized as components of net periodic benefit cost during 2016 if Avon North America were owned for the entire year. The estimated loss on sale includes approximately $260 of net actuarial losses, partially offset by approximately $1 of prior service costs related to the U.S. pension plans and approximately $14 of net actuarial losses, more than offset by approximately $26 of prior service costs related to U.S. postretirement benefit plans. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above. See Note 3, Discontinued Operations and Divestitures.
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.19%	3.83%	3.69%	3.27%	4.50%	4.20%
Rate of compensation increase	4.00%	4.00%	3.26%	3.20%	N/A	N/A
The discount rate used for determining the present value of future pension obligations for each individual defined benefit pension plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including the PRA, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis has increased to 3.92% at December 31, 2015, from 3.54% at December 31, 2014. Amounts associated with the pension plan in Canada and postretirement benefit plans in Canada and Puerto Rico, which are associated with discontinued operations, have been excluded from all amounts.
Weighted-average assumptions used to determine net benefit cost recorded in the Consolidated Statements of Operations for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.83%	4.54%	3.55%	3.27%	4.59%	4.69%	4.20%	4.97%	4.00%
Rate of compensation increase	4.00%	4.00%	3.86%	3.20%	3.70%	3.95%	N/A	N/A	N/A
Rate of return on assets	7.25%	7.50%	7.75%	6.55%	6.33%	6.64%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2015, the assumed rate of return on assets globally was 6.87%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. defined benefit pension plans. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are associated with discontinued operations, have been excluded from all amounts.
The assumed rate of return for determining 2015 net costs for the U.S. defined benefit pension plan was 7.25%. In addition, the current rate of return assumption for the U.S. defined benefit pension plan was based on an asset allocation of approximately 70% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 3% to 5% in the long term) and approximately 30% in equity securities and high yield securities (which are expected to earn approximately 5% to 7% in the long term). In addition to the physical assets, the asset portfolio has derivative instruments which increase our exposure to higher yielding securities. Similar assessments were performed in determining rates of return on

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-U.S. defined benefit pension plan assets, to arrive at our weighted-average assumed rate of return of 6.55% for determining 2015 net cost.
Plan Assets
Our U.S. and non-U.S. funded defined benefit pension plans target and weighted-average asset allocations at December 31, 2015 and 2014, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year-End		Target	at Year-End
Asset Category	2016	2015	2014	2016	2015	2014
Equity securities	30%	27%	28%	23%	23%	61%
Debt securities	70	69	69	72	72	37
Real Estate	—	—	—	—	—	—
Other	—	4	3	5	5	2
Total	100%	100%	100%	100%	100%	100%
Amounts associated with the pension plan in Canada, which are included in discontinued operations, have been excluded from all amounts in the table above.
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2015:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$13.3	$13.3
International equity	—	79.5	79.5
Emerging markets	—	16.5	16.5
	—	109.3	109.3
Fixed Income Securities:
Corporate bonds	—	156.8	156.8
Government securities	—	126.8	126.8
	—	283.6	283.6
Cash	12.2	—	12.2
Derivatives	—	3.2	3.2
Total(4)	$12.2	$396.1	$408.3
(4) Includes $374.8 which is included in discontinued operations at December 31, 2015.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$24.1	$—	$24.1
International equity	—	109.7	—	109.7
	—	133.8	—	133.8
Fixed Income Securities:
Corporate bonds	—	206.5	—	206.5
Government securities	—	197.7	—	197.7
Other	—	11.1	—	11.1
	—	415.3	—	415.3
Other:
Cash	11.5	—	—	11.5
Derivatives	—	13.9	—	13.9
Real estate	—	—	1.0	1.0
Other	—	—	.8	.8
	11.5	13.9	1.8	27.2
Total	$11.5	$563.0	$1.8	$576.3
Amounts associated with the pension plan in Canada, which are included in discontinued operations, have been excluded from all amounts in the table above.
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2014:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$21.5	$21.5
International equity	—	93.5	93.5
Emerging markets	—	25.7	25.7
	—	140.7	140.7
Fixed Income Securities:
Corporate bonds	—	208.1	208.1
Government securities	—	141.5	141.5
	—	349.6	349.6
Cash	18.0	—	18.0
Derivatives	—	(1.8)	(1.8)
Total(5)	$18.0	$488.5	$506.5
(5) Includes $411.6 which is included in discontinued operations at December 31, 2014.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$93.5	$—	$93.5
International equity	—	277.2	—	277.2
	—	370.7	—	370.7
Fixed Income Securities:
Corporate bonds	—	82.1	—	82.1
Government securities	—	111.8	—	111.8
Other	—	28.8	—	28.8
	—	222.7	—	222.7
Other:
Cash	12.6	—	—	12.6
Real estate	—	—	1.0	1.0
Other	—	—	.9	.9
	12.6	—	1.9	14.5
Total	$12.6	$593.4	$1.9	$607.9
Amounts associated with the pension plan in Canada, which are included in discontinued operations, have been excluded from all amounts in the table above.
A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance as of January 1, 2014	$2.3
Actual return on plan assets held	(.3)
Foreign currency changes	(.1)

Balance as of December 31, 2014	1.9
Actual return on plan assets held	.1
Foreign currency changes	(.2)

Balance as of December 31, 2015	$1.8
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
Beginning in 2014, we have adopted an investment strategy for the PRA which is designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we also have begun to utilize derivative instruments to achieve the desired market exposures or to hedge certain risks. Derivative instruments may include, but are not limited to, futures, options, swaps or swaptions. Investment types, including the use of derivatives are based on written guidelines established for each investment manager and monitored by the plan's investment committee. In 2015, similar investment strategies were implemented in some of our non-U.S. defined benefit pension plans.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash flows
We expect to make contributions related to continuing operations in the range of $25 to $30 to our U.S. defined benefit pension and postretirement plans and in the range of $20 to $25 to our non-U.S. defined benefit pension and postretirement plans during 2016.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2016(6)	$64.2	$30.1	$94.3	$6.9
2017(6)	64.5	30.2	94.7	6.7
2018(6)	51.7	31.7	83.4	6.5
2019(6)	49.3	32.6	81.9	6.3
2020(6)	48.5	32.9	81.4	6.1
2021-2025(6)	212.9	180.6	393.5	27.1
(6)Approximately 80% of the expected U.S. Pension Plan benefit payments and approximately 70% of the expected postretirement benefit payments included in the table above are associated with discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are associated with discontinued operations, have been excluded from all amounts in the table above.
Postretirement Benefits
For 2015, the assumed rate of future increases in the per capita cost of health care benefits (the health care cost trend rate) was 8.6% for all claims and is assumed to gradually decrease each year thereafter to 5.1% (in 2022 and beyond for our U.S. plan). A one-percentage point change in the assumed health care cost trend rates for all postretirement plans would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	.1	(.1)
Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees after employment but before retirement. The accrued cost for such postemployment benefits was $18.2 at December 31, 2015 and $25.2 at December 31, 2014, of which $6.0 and $9.0, respectively, are included in discontinued operations, and the remaining was included in employee benefit plans in the Consolidated Balance Sheets. Amounts associated with postemployment benefits in Canada, which are included in discontinued operations, have been excluded from all amounts.
Supplemental Retirement Programs
In the U.S., in addition to qualified retirement plans (i.e., the PSA and the PRA), we also maintain unfunded non-qualified plans. We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100%

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of incentive compensation bonuses, the deferral of performance restricted stock units for certain employees (through the end of 2012 only), and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three permitted investment alternatives. Expense associated with the DCP was $.5 in 2015, $1.3 in 2014 and $1.2 in 2013. The benefit obligation under the DCP was $34.5 at December 31, 2015 and $45.5 at December 31, 2014 and was included in other liabilities and accrued compensation in the Consolidated Balance Sheets.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified defined benefit retirement plan, which is subject to IRS limitations on covered compensation. The SERP has not been offered to new employees in the last six years. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $6.3 in 2015, $7.1 in 2014 and $7.6 in 2013. The benefit obligation under these programs was $28.4 at December 31, 2015 and $32.1 at December 31, 2014 and was included in employee benefit plans and accrued compensation in the Consolidated Balance Sheets.
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
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2015	2014
Corporate-owned life insurance policies	$32.7	$32.2
Cash and cash equivalents	.7	1.4
Total	$33.4	$33.6
The assets are recorded at fair market value, except for investments in corporate-owned life insurance policies which are recorded at their cash surrender values as of each balance sheet date, which is a proxy of fair value. Changes in the cash surrender value during the period are recorded as a gain or loss within selling, general and administrative expenses in the Consolidated Statements of Operations.

NOTE 12. Segment Information
Our reportable segments are based on geographic operations and include commercial business units in Latin America; Europe, Middle East & Africa; and Asia Pacific. The segments have similar business characteristics and each offers similar products through similar customer access methods.
Global and other expenses include, among other things, costs related to our executive and administrative offices, information technology, research and development, and marketing, costs in connection with the ongoing compliance with the deferred prosecution agreement (the "DPA") and the consent to settlement (the "Consent"), prior professional and related fees associated with the Foreign Corrupt Practices Act ("FCPA") investigations and compliance reviews, the prior accrual for the settlements related to the FCPA investigations, and settlement charges associated with the U.S. pension plan. We allocate certain planned global expenses to our business segments primarily based on planned revenue. The unallocated costs remain as Global and other expenses. We do not allocate to our segments costs of implementing restructuring initiatives related to our global functions, costs in connection with the ongoing compliance with the DPA and the Consent, prior professional and related fees associated with the FCPA investigations and compliance reviews, the prior accrual for the settlements related to the FCPA investigations, and settlement charges associated with the U.S. pension plan. Costs of implementing restructuring initiatives related to a specific segment are recorded within that segment.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue & Operating Profit (Loss)
	2015		2014		2013
	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)	Total Revenue	Operating Profit (Loss)
Latin America	$3,260.4	$103.1	$4,239.5	$279.8	$4,840.5	$478.6
Europe, Middle East & Africa	2,272.3	217.1	2,705.8	300.9	2,898.4	406.7
Asia Pacific	627.8	35.3	702.7	20.9	757.9	(12.1)
Total from operations	6,160.5	355.5	7,648.0	601.6	8,496.8	873.2
Global and other	—	(190.5)	—	(167.3)	—	(333.4)
Total	$6,160.5	$165.0	$7,648.0	$434.3	$8,496.8	$539.8

Total Assets
	2015	2014	2013
Latin America	$1,543.0	$2,033.0	$2,432.7
Europe, Middle East & Africa	910.4	1,170.6	1,370.9
Asia Pacific	317.0	390.8	441.7
Total from continuing operations	2,770.4	3,594.4	4,245.3
Total from discontinued operations*	371.2	426.0	524.6
Global and other	637.9	1,476.4	1,722.4
Total assets*	$3,779.5	$5,496.8	$6,492.3

*
Total assets from discontinued operations and total assets at December 31, 2015 and 2014 in the table above exclude the $100.0 receivable from continuing operations that was presented within current assets of discontinued operations. See Note 3, Discontinued Operations and Divestitures.

Capital Expenditures
	2015	2014	2013
Latin America	$55.3	$82.6	$94.1
Europe, Middle East & Africa	18.4	19.0	20.0
Asia Pacific	3.5	3.3	6.6
Total from operations	77.2	104.9	120.7
Global and other	15.2	21.4	69.0
Total capital expenditures	$92.4	$126.3	$189.7

Depreciation and Amortization
	2015	2014	2013
Latin America	$51.0	$70.9	$72.2
Europe, Middle East & Africa	31.0	40.0	46.6
Asia Pacific	13.6	17.3	21.9
Total from operations	95.6	128.2	140.7
Global and other	30.5	41.2	47.0
Total depreciation and amortization	$126.1	$169.4	$187.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2015	2014	2013
Brazil	$1,252.6	$1,909.3	$2,014.0
All other	4,907.9	5,738.7	6,482.8
Total	$6,160.5	$7,648.0	$8,496.8
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets, and also includes our country of domicile (the U.S.). Long-lived assets primarily includes property, plant and equipment associated with our continuing operations. Long-lived assets in Brazil consist primarily of property, plant and equipment related to manufacturing and distribution facilities and long-lived assets in the U.S. consist primarily of property, plant and equipment, including our global research and development facility.

	2015	2014	2013
Brazil	$302.7	$361.9	$421.5
U.S.	225.9	250.0	265.6
All other	597.3	969.8	1,112.9
Total	$1,125.9	$1,581.7	$1,800.0
NOTE 13. Leases and Commitments
Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2015, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2016	$72.3	$143.8
2017	55.3	96.2
2018	45.3	63.0
2019	39.3	53.7
2020	33.9	50.2
Later years	100.2	49.3
Sublease rental income	(33.3)	N/A
Total	$313.0	$456.2
Rent expense was $74.4 in 2015, $90.7 in 2014 and $109.6 in 2013. Plant construction, expansion and modernization projects with an estimated cost to complete of approximately $39.9 were in progress at December 31, 2015.
NOTE 14. Restructuring Initiatives
Transformation Plan
In January 2016, we announced a transformation plan (the "Transformation Plan"), which includes cost reduction efforts to continue to improve our cost structure and to enable us to reinvest in growth. As a result of this plan, we have targeted pre-tax annualized cost savings of approximately $350 after three years, with an estimated $200 from supply chain reductions and an estimated $150 from other cost reductions, which are expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. We plan to reinvest a portion of these cost savings in growth initiatives, including media, social selling and information technology systems that will help us modernize our business. We initiated the Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit constant-dollar revenue growth.
As part of the Transformation Plan, we identified certain actions beginning in the fourth quarter of 2015 that we believe will reduce ongoing costs, primarily consisting of global headcount reductions relating to an information technology infrastructure outsourcing initiative.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of these restructuring actions approved-to-date, we have recorded total costs to implement these restructuring initiatives of $22.4 before taxes, during 2015 in selling, general and administrative expenses, in the Consolidated Statements of Operations. These costs to implement consisted of $21.4 of employee-related costs due to severance benefits and $1.0 of implementation costs for professional service fees and were recorded in Corporate. The liability balance for the employee-related costs associated with these restructuring actions as of December 31, 2015 is $21.4. The majority of cash payments, if applicable, associated with these charges are expected to be made during 2016.
The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $10 before taxes are expected to be recorded primarily in 2016. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized savings of approximately $10 to $15 (before tax). We expect to begin to realize savings in 2018 and are expected to achieve the annualized savings beginning in 2019. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented.
Additional Restructuring Charges 2015
As a result of the then-current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions during 2015 that we believe will reduce ongoing costs. These actions primarily consisted of global headcount reductions.
As a result of these restructuring actions, we recorded total costs to implement these restructuring initiatives of $29.7 before taxes, during 2015 in selling, general and administrative expenses, in the Consolidated Statements of Operations. There are no material remaining costs for restructuring actions approved-to-date as the actions associated with these various restructuring initiatives are substantially complete. In connection with these restructuring actions, we expect to realize annualized savings of approximately $30 before taxes. We began to realize savings in the second quarter of 2015 and have achieved the annualized savings beginning in the third quarter of 2015. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
Costs to implement of $29.7 were recorded during 2015 and consisted of the following:

•	charge of $22.1 for employee-related costs due to severance benefits; and

•	implementation costs of $7.6 primarily for professional service fees associated with Corporate and Asia Pacific.
The majority of cash payments, if applicable, associated with these charges were made during 2015.
The liability balance, which primarily consists of employee-related costs, for these various restructuring initiatives as of December 31, 2015 is as follows:

Total
2015 charges	$24.9
Adjustments	(2.8)
Cash payments	(17.8)
Foreign exchange	(.3)
Balance at December 31, 2015	$4.0
The charges approved to date under these various restructuring initiatives by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	Asia Pacific	Corporate	Total
Charges incurred on approved initiatives	$2.9	$4.2	$5.8	$9.2	$22.1
In addition to the charges included in the tables above, we have incurred other costs to implement restructuring initiatives such as professional services fees.

$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative") in an effort to stabilize the business and return Avon to sustainable growth, which was expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative was designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin, which

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included the North America business which has since been presented as discontinued operations for all periods presented. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. Other costs to implement these restructuring initiatives consist primarily of professional service fees and accelerated depreciation.
As a result of the restructuring actions associated with the $400M Cost Savings Initiative, we recorded total costs to implement these restructuring initiatives of $165.7 before taxes. There are no significant remaining costs for restructuring actions approved-to-date as the actions associated with the $400M Cost Savings Initiative are substantially complete. In connection with the restructuring actions associated with the $400M Cost Savings Initiative, we have realized substantially all of the annualized savings of approximately $215 to $225 before taxes. As part of the $400M Cost Savings Initiative we also realized benefits from other cost-savings strategies that were not the result of restructuring charges (including reductions in legal costs). For market closures, the annualized savings represented the foregone selling, general and administrative expenses as a result of no longer operating in the respective markets. For actions that did not result in the closure of a market, the annualized savings represented the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with these actions (including market closures), which is not material.
Restructuring Charges – 2015
During 2015, we recorded a benefit of $3.5 related to the $400M Cost Savings Initiative, in selling, general and administrative expenses, in the Consolidated Statements of Operations. The costs consisted of the following:

•	net benefit of $4.4 primarily for employee-related benefits, associated with severance;

•	implementation costs of $.9 primarily related to professional service fees associated with our Europe, Middle East & Africa and Asia Pacific businesses;

•	benefit of $.4 primarily related to the accumulated foreign currency translation adjustments associated with Asia Pacific markets;

•	accelerated depreciation of $.3 associated with the closure and rationalization of certain facilities; and

•	contract termination and other charge of $.1, primarily related to Asia Pacific.
The majority of cash payments, if applicable, associated with these charges were made in 2015 and the remaining are expected to be made during 2016.
Restructuring Charges – 2014
During 2014, we recorded total costs to implement of $83.9 related to the $400M Cost Savings Initiative, in selling, general and administrative expenses, in the Consolidated Statements of Operations. The costs consisted of the following:

•	net charge of $57.9 primarily for employee-related costs, including severance benefits;

•	accelerated depreciation of $12.2 associated with the closure and rationalization of certain facilities and other assets;

•	contract termination and other charges of $6.3, primarily related to the costs associated with the closure of the France market and the exit of the Service Model Transformation ("SMT") facility;

•	implementation costs of $3.8 primarily related to professional service fees; and

•	charge of $3.7 primarily related to the accumulated foreign currency translation adjustments associated with the closure of the France market.
Restructuring Charges – 2013
During 2013, we recorded total costs to implement of $52.6 related to the $400M Cost Savings Initiative, and the costs consisted of the following:

•	net charge of $45.3 primarily for employee-related costs, including severance and pension benefits;

•	contract termination and other charges of $4.6, primarily related to the costs associated with our exit from the Republic of Ireland market;

•	accelerated depreciation of $3.4 associated with the closure and rationalization of certain facilities;

•	net benefit of $3.5 due to accumulated foreign currency translation adjustments in the second quarter of 2013 primarily associated with our exit from the Vietnam market;

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	implementation costs of $3.5 for professional service fees; and

•	net benefit of $.7 due to inventory adjustments in the first and second quarters of 2013.
Of the total costs to implement, $53.3 was recorded in selling, general and administrative expenses and a net benefit of $.7 was recorded in cost of sales, in the Consolidated Statements of Operations.
The liability balance for the $400M Cost Savings Initiative as of December 31, 2015 is as follows:

	Employee- Related Costs	Inventory/ Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance at December 31, 2012	$19.0	$—	$—	$1.7	$20.7
2013 Charges	45.5	.1	(3.5)	5.1	47.2
Adjustments	(.2)	(.8)	—	(.5)	(1.5)
Cash payments	(40.5)	—	—	(4.8)	(45.3)
Non-cash write-offs	2.0	.7	3.5	—	6.2
Foreign exchange	.1	—	—	.1	.2
Balance at December 31, 2013	$25.9	$—	$—	$1.6	$27.5
2014 Charges	64.2	—	3.7	7.4	75.3
Adjustments	(6.3)	—	—	(1.1)	(7.4)
Cash payments	(44.8)	—	—	(6.9)	(51.7)
Non-cash write-offs	.2	—	(3.7)	—	(3.5)
Foreign exchange	(2.1)	—	—	(.1)	(2.2)
Balance at December 31, 2014	$37.1	$—	$—	$.9	$38.0
2015 Charges	.6	—	(.4)	.3	.5
Adjustments	(5.0)	—	—	(.1)	(5.1)
Cash payments	(25.8)	—	—	(.6)	(26.4)
Non-cash write-offs	.4	—	.4	—	.8
Foreign exchange	(1.5)	—	—	(.1)	(1.6)
Balance at December 31, 2015	$5.8	$—	$—	$.4	$6.2
Non-cash write-offs associated with employee-related costs are the result of settlements, curtailments and special termination benefits for pension and postretirement benefits plans due to the initiatives implemented.
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative:

	Employee- Related Costs	Inventory/ Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Total charges incurred	$126.1	$.7	$(.2)	$12.9	$139.5
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Latin America	Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2012	$12.9	$1.1	$12.9	$3.6	$30.5
2013	11.1	15.6	1.3	17.7	45.7
2014	24.5	19.9	6.5	17.1	68.0
2015	(1.3)	(1.2)	(.2)	(2.0)	(4.7)
Total charges incurred	$47.2	$35.4	$20.5	$36.4	$139.5
As noted previously, we have recorded total costs to implement of $165.7 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as total charges incurred relate to initiatives that have been approved and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded in the financial statements. No material additional charges are expected to be incurred. In addition to the charges included in the tables above, we have incurred other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.
Other Restructuring Initiatives
During 2015, 2014 and 2013, we recorded net charges of $.5, $2.1 and $.8, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009 and the restructuring initiative launched in 2012 (the "Other Restructuring Initiatives"), each of which are substantially complete. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of contract termination costs, as of December 31, 2015 is not material.
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
As previously reported, in December 2014, the United States District Court for the Southern District of New York (the "USDC") approved a DPA entered into between the Company and the DOJ related to charges of violations of the books and records and internal controls provisions of the FCPA. In addition, Avon Products (China) Co. Ltd., a subsidiary of the Company operating in China, pleaded guilty to conspiring to violate the books and records provision of the FCPA and was sentenced by the USDC to pay a $68 fine. The SEC also filed a complaint against the Company charging violations of the books and records and internal controls provisions of the FCPA and the Consent which was approved in a judgment entered by the USDC in January 2015, and included $67 in disgorgement and prejudgment interest. The DPA, the above-mentioned guilty plea and the Consent resolved the SEC’s and the DOJ’s investigations of the Company’s compliance with the FCPA and related U.S. laws in China and additional countries. The fine was paid in December 2014 and the payment to the SEC was made in January 2015, both of which had been previously accrued for before December 31, 2014.
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
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). During July 2015, the Company engaged a monitor, who had been approved by the DOJ and SEC. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company after 18 months, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period is scheduled to expire in July 2018. There can be no assurance as to whether or when the DOJ and the SEC will approve replacing the monitor with the Company’s self-reporting. If the DOJ determines that the Company has knowingly violated the DPA, the DOJ may commence prosecution or extend the term of the DPA, including the monitoring provisions described above, for up to one year.
The monitor is assessing and monitoring the Company's compliance with the terms of the DPA and the Consent by evaluating, among other things, the Company's internal accounting controls, recordkeeping and financial reporting policies and procedures. The monitor may recommend changes to our policies and procedures that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept. In addition, operating under the oversight of the monitor may result in additional time and attention on these matters by members

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of our management, which may divert their time from the operation of our business. Assuming the monitor is replaced by a self-reporting period, the Company’s self-reporting obligations may be costly or time-consuming.
While the costs have not been significant to date, we currently cannot estimate the costs that we are likely to incur in connection with ongoing compliance with the DPA and the Consent, including the monitorship, the costs, if applicable, of self-reporting, and the costs of implementing the changes, if any, to our policies and procedures required by the monitor. These costs could be significant.
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company and following the federal court's dismissal, an additional action was subsequently filed in New York state court on May 1, 2015 (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651479/2015)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. On April 28, 2015, an action was filed to seek enforcement of demands for the inspection of certain of the Company’s books and records (Belle Cohen v. Avon Products, Inc. (filed in the New York Supreme Court, New York County, Index No. 651418/2015)). The parties have reached agreements to settle the derivative and books and records actions. The terms of settlement include certain corporate governance measures as well as releases of claims. The Company has accrued approximately $4 with respect to these matters, which the Company expects will be paid by insurance. Settlement is conditioned upon court approval of the proposed resolution of the derivative actions. In the event that the court does not approve the settlement of the derivative actions, or that the agreements are otherwise terminated before becoming final, we are unable to predict the outcome of these matters.
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against the Company and certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs filed an amended complaint, and the defendants moved to dismiss the amended complaint on June 14, 2012. On September 29, 2014, the Court granted the defendants' motion to dismiss and also granted the plaintiffs leave to amend their complaint. On October 24, 2014, plaintiffs filed their second amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The second amended complaint names as defendants the Company and two individuals and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Plaintiffs seek compensatory damages and declaratory, injunctive, and other equitable relief. Defendants moved to dismiss the Second Amended Complaint on November 21, 2014. The parties have reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $62. Under the terms of the settlement, approximately $60 of the settlement was paid by the Company's insurers and approximately $2 was paid by the Company (which represented the remaining deductible under the Company’s applicable insurance policy) into escrow. On August 21, 2015, the court granted preliminary approval of the settlement, and on December 1, 2015 the court held a hearing to consider final approval of the settlement and expressed an intent to grant final approval. However, the court has not yet entered a final judgment approving the settlement. If the settlement is not approved by the court, or is otherwise terminated before it is finalized, the Company will be unable to predict the outcome of this matter. Furthermore, in that event, it is reasonably possible that the Company may incur a loss in connection with this matter, which the Company is unable to reasonably estimate.
Between December 23, 2014 and March 12, 2015, two purported class actions were filed in the United States District Court for the Southern District of New York -- Poovathur v. Avon Products, Inc., et al. (No. 14-CV-10083) and McCoy et al. v. Avon Products, Inc., et al. (No. 15-CV-01828) asserting claims under the Employee Retirement Income Security Act ("ERISA") against the Company, the Plan's administrator, benefits board and investment committee, and certain individuals alleged to have served as Plan fiduciaries. On April 8, 2015, the Court consolidated the two actions and recaptioned the consolidated case as In re 2014 Avon Products, Inc. ERISA Litigation, (No. 14-CV-10083). On May 8, 2015, plaintiffs filed a consolidated complaint,

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asserting claims for alleged breach of fiduciary duty and failure to monitor under ERISA on behalf of a purported class of participants in and beneficiaries of the Plan who invested in and/or held shares of the Avon Common Stock Fund between July 31, 2006 and May 1, 2014 and between December 14, 2011 and the present.  Plaintiffs seek, inter alia, certain monetary relief, damages, and declaratory, injunctive and other equitable relief. On July 9, 2015, Defendants moved to dismiss the consolidated complaint. The parties have reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of approximately $6. Under the terms of the settlement, approximately $5 of the settlement will be paid by the Company’s insurer and approximately $1 will be paid by the Company (which represents the remaining deductible under the Company’s applicable insurance policy). Certain documentation relating to the settlement has not yet been finalized, and the settlement is subject to court approval. If the settlement is not approved by the court, or is otherwise terminated before it is finalized, the Company will be unable to predict the outcome of this matter. Furthermore, in that event, it is reasonably possible that the Company may incur a loss in connection with this matter, which the Company is unable to reasonably estimate.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $258, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $23 from approximately $55, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The 2002 IPI assessment remains subject to appeal by the government.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2015, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 16. Goodwill and Intangible Assets
Q4 2015 Egypt Impairment Assessment
During the 2015 year-end close process, our analysis of the Egypt business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business. During 2015, Egypt performed generally in line with our revenue and earnings projections, which assumed growth as compared to 2014. However, as a result of currency restrictions for the payment of goods in Egypt, we lowered our long-term revenue and earnings projections for the business. Accordingly, a non-cash before tax impairment charge of $6.9 ($6.9 after tax) was recorded to reduce the carrying amount of goodwill. There is no amount remaining associated with goodwill for our Egypt reporting unit as a result of this impairment charge.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q3 2015 Liz Earle Divestiture
As a result of the sale of Liz Earle in July 2015, we disposed of goodwill and other intangible assets, net of $124.3 and $28.2, respectively. Other intangible assets, net included indefinite-lived trademarks of $23.6, licensing agreements of $3.0 and customer relationships of $1.6. See Note 3, Discontinued Operations and Divestitures for additional information.
Q3 2013 China Impairment Assessment
During the first half of 2013, China performed generally in line with our revenue and earnings projections. As assumed in our projections, China's revenue in the first half of 2013 continued to deteriorate versus the prior-year period; however, beginning in the third quarter of 2013, this revenue decline was significantly in excess of our assumptions. Revenue in the third quarter of 2013 declined 67% versus the third quarter of 2012, compared to a revenue decline of 28% in the first half of 2013 versus the first half of 2012. As a result, in the third quarter of 2013, it became apparent that we would not achieve our 2013 and long-term forecasted revenue and earnings, and we completed an interim impairment assessment of the fair value of goodwill related to our operations in China.
China's revenue performance in the third quarter of 2013 was approximately 67% less (when excluding the impact of foreign currency) than the revenue in our projections. The revenue decline in China during the third quarter of 2013 resulted in the recognition of an operating loss while we had expected operating profit in our projections. In the third quarter of 2013, we significantly lowered our long-term revenue and earnings projections for China that was included in our DCF model utilized in our interim impairment assessment. Based upon this interim analysis, we determined that the goodwill related to our operations in China was impaired. Specifically, the results of our interim impairment analysis indicated the estimated fair value of our China reporting unit was less than its respective carrying amount. As a result of our impairment testing, we recorded a non-cash before tax impairment charge of $38.4 ($38.4 after tax) to reduce the carrying amount of goodwill. There is no goodwill remaining for our China reporting unit as a result of this impairment. The decline in the fair value of the China reporting unit was primarily driven by the significant reduction in the forecasted long-term growth rates and cash flows used to estimate fair value. Fiscal year 2013 revenue for China was expected to be approximately 38% less than the revenue in our projections and 47% less than fiscal year 2012 results.
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
China had historically generated positive cash flows, but was not expected to generate positive cash flows in 2013 or for a number of years thereafter as there was a need for further investment than was previously anticipated. As a result, the expected cash flows of the business as of the date of our impairment analysis were not at a level sufficient to support the carrying value of the business. As compared to prior years' projections for China, the future expectations declined significantly in the 2013 impairment analysis. This reduction in future expectations led to an impairment of $42.1 being recorded in the third quarter of 2013.
Key Assumptions - Egypt and China
Key assumptions used in measuring the fair value of Egypt and China during these impairment assessments included projections of revenue and the resulting cash flows, as well as the discount rate (based on the estimated weighted-average cost of capital). To estimate the fair value of Egypt and China, we forecasted revenue and the resulting cash flows over five years and ten years, respectively, using a DCF model which included a terminal value at the end of the projection period. We believed that a five-year period and a ten-year period was a reasonable amount of time in order to return cash flows of Egypt and China, respectively, to normalized, sustainable levels.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

	Latin America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2014	$90.7	$156.0	$85.0	$331.7
Accumulated impairments	—	—	(82.4)	(82.4)
Net balance at December 31, 2014	$90.7	$156.0	$2.6	$249.3

Changes during the period ended December 31, 2015:
Divestitures	$—	$(124.3)	$—	$(124.3)
Impairment	—	(6.9)	—	(6.9)
Foreign exchange	(21.8)	(4.0)	—	(25.8)

Gross balance at December 31, 2015	$68.9	$27.7	$85.0	$305.9
Accumulated impairments	—	(6.9)	(82.4)	(89.3)
Net balance at December 31, 2015	$68.9	$20.8	$2.6	$92.3
Other intangible assets

	2015		2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$21.5	$(21.5)	$33.0	$(31.1)
Licensing agreements	26.2	(26.2)	43.4	(39.9)
Noncompete agreements	6.3	(6.3)	7.2	(7.2)
Indefinite-Lived Trademarks	—	—	23.6	—
Total	$54.0	$(54.0)	$107.2	$(78.2)

Aggregate amortization expense was $4.4 for the year ended December 31, 2013. Aggregate amortization expense was not material for the years ended December 31, 2015 and 2014, and is not expected to be material for future periods.
NOTE 17. Supplemental Balance Sheet Information
At December 31, 2015 and 2014, prepaid expenses and other included the following:

Prepaid expenses and other	2015	2014
Prepaid taxes and tax refunds receivable	$96.3	$155.9
Receivables other than trade	69.6	70.6
Prepaid brochure costs, paper and other literature	64.5	72.1
Short-term investments	2.4	21.0
Deferred tax assets (Note 2 and Note 7)	—	205.2
Other	63.3	65.9
Prepaid expenses and other	$296.1	$590.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2015 and 2014, other assets included the following:

Other assets	2015	2014
Deferred tax assets (Note 2 and Note 7)	$172.8	$678.8
Long-term receivables	162.1	149.5
Capitalized software (Note 1)	82.4	91.6
Investments	36.3	36.4
Tooling (plates and molds associated with our beauty products)	15.3	20.7
Other intangible assets, net (Note 16)	—	29.1
Other	30.2	28.2
Other assets	$499.1	$1,034.3
NOTE 18. Results of Operations by Quarter (Unaudited)

2015	First	Second	Third	Fourth	Year
Total revenue	$1,552.1	$1,564.9	$1,436.2	$1,607.3	$6,160.5
Gross profit	940.4	953.9	877.2	943.6	3,715.1
Operating (loss) profit(1)	(32.9)	89.7	45.3	62.9	165.0
(Loss) income from continuing operations, before taxes(2)	(76.7)	61.2	31.0	7.2	22.7
(Loss) income from continuing operations, net of tax (3)	(142.6)	28.9	(668.0)	(14.8)	(796.5)
(Loss) income from discontinued operations, net of tax	(3.8)	.8	(29.0)	(317.1)	(349.1)
Net income attributable to noncontrolling interests	(.9)	(.9)	—	(1.5)	(3.3)
Net (loss) income attributable to Avon	$(147.3)	$28.8	$(697.0)	$(333.4)	$(1,148.9)

(Loss) earnings per common share from continuing operations
Basic	$(.33)	$.06	$(1.51)	$(.04)	$(1.81)	(4)
Diluted	(.33)	.06	(1.51)	(.04)	(1.81)	(4)

2014	First	Second	Third	Fourth	Year
Total revenue	$1,887.9	$1,884.5	$1,861.5	$2,014.1	$7,648.0
Gross profit	1,048.5	1,189.8	1,165.0	1,237.8	4,641.1
Operating (loss) profit(1)	(47.4)	110.7	196.2	174.8	434.3
(Loss) income from continuing operations, before taxes(2)	(136.8)	83.3	153.4	100.9	200.8
(Loss) income from continuing operations, net of tax (3)	(165.5)	29.4	97.0	(305.4)	(344.5)
Loss from discontinued operations, net of tax	(1.7)	(9.5)	(5.0)	(24.2)	(40.4)
Net income attributable to noncontrolling interests	(1.1)	(.9)	(.6)	(1.1)	(3.7)
Net (loss) income attributable to Avon	$(168.3)	$19.0	$91.4	$(330.7)	$(388.6)

(Loss) earnings per common share from continuing operations
Basic	$(.38)	$.07	$.22	$(.70)	$(.79)	(4)
Diluted	(.38)	.07	.22	(.70)	(.79)	(4)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operating (loss) profit was impacted by the following:

2015	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$—	$—	$—	$—	$—
Selling, general and administrative expenses	27.2	2.9	(1.9)	20.9	49.1
Total costs to implement restructuring initiatives	$27.2	$2.9	$(1.9)	$20.9	$49.1
Venezuelan special items	$106.4	$6.2	$5.7	$1.9	$120.2
Pension settlement charge	$—	$—	$6.2	$1.1	$7.3
Other items	$—	$—	$—	$3.1	$3.1
Asset impairment and other charges	$—	$—	$—	$6.9	$6.9

2014	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$—	$—	$—	$—	$—
Selling, general and administrative expenses	17.2	41.5	.8	27.1	86.6
Total costs to implement restructuring initiatives	$17.2	$41.5	$.8	$27.1	$86.6
Venezuelan special items	$115.7	$18.0	$2.0	$1.4	$137.1
FCPA accrual	$46.0	$—	$—	$—	$46.0
Pension settlement charge	$—	$6.1	$1.4	$2.0	$9.5

(2)
In addition to the items impacting operating (loss) profit above, (loss) income from continuing operations, before taxes during 2015 was impacted by an after-tax benefit of $3.4 (benefit of $4.2 in other expense, net, and a loss of $.8 in income taxes) recorded in the first quarter, primarily reflecting the write-down of monetary assets and liabilities due to the change to the SIMADI rate. In addition, (loss) income from continuing operations, before taxes during 2015 was impacted by the gain on sale of Liz Earle of $44.9 before tax ($51.6 after tax), primarily recorded in the third quarter. In addition, (loss) income from continuing operations, before taxes during 2015 was impacted by a loss on extinguishment of debt of $5.5 before tax in the third quarter caused by the make-whole premium and the write-off of debt issuance costs and discounts, associated with the prepayment of the 2.375% Notes (as defined in Note 5, Debt and Other Financing) and $2.5 before tax in the second quarter of 2015 associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility.

In addition, (loss) income from continuing operations, before taxes during 2014 was impacted by an after-tax loss of $41.8 ($53.7 in other expense, net, and a benefit of $11.9 in income taxes) recorded in the first quarter, primarily reflecting the write-down of monetary assets and liabilities due to the change to the SICAD II rate.

(3)
(Loss) income from continuing operations, net of tax during 2015 was negatively impacted by an aggregate non-cash income tax charge of $685.1. This was primarily due to additional valuation allowances for U.S. deferred tax assets of $641.6 and $31.3 which were recorded in the third and first quarters of 2015, respectively, partially offset by a partial release of a valuation allowance for deferred tax assets of $3.2 which was recorded in the second quarter of 2015. The additional valuation allowances in the third and first quarters of 2015 was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. The partial release of the valuation allowance in the second quarter of 2015 was due to the weakening of the U.S. dollar against currencies of some of our key markets. In addition, the non-cash income tax charge was due to additional valuation allowances for deferred tax assets outside of the U.S. of $15.4, primarily in Russia, which was recorded in the third quarter of 2015, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. In addition, (loss) income from continuing operations, before taxes during 2015 was impacted by an income tax benefit of $18.7, which was recorded in the fourth quarter of 2015, recognized as a result of the implementation of foreign tax planning strategies.

In addition, (loss) income from continuing operations, net of tax during 2014 was negatively impacted by a non-cash income tax charge of $404.9. This was primarily due to a valuation allowance of $383.5 to reduce our deferred tax assets to an amount that is "more likely than not" to be realized, which was recorded in the fourth quarter of 2014. In addition, (loss) income from continuing operations, net of tax during 2014 was favorably impacted by the $18.5 net tax benefit recorded in the fourth quarter of 2014 related to the finalization of the FCPA settlements.

(4)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 15, Restructuring Initiatives, "Results Of Operations - Consolidated" within MD&A on pages 37 through 45, "Segment Review - Latin America" within MD&A on pages 46 through 50, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 11, Employee Benefit Plans, Note 16, Goodwill and Intangible Assets, Note 15, Contingencies, Note 3, Discontinued Operations and Divestitures and Note 7, Income Taxes, for more information on these items.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2015, 2014 and 2013

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2015
Allowance for doubtful accounts receivable	$93.7	$144.1		$—	$(160.2)	(1)	$77.6
Allowance for sales returns	13.2	—		190.8	(194.9)	(2)	9.1
Allowance for inventory obsolescence	98.9	45.4		—	(73.0)	(3)	71.3
Deferred tax asset valuation allowance	1,362.6	609.5	(4)	—	—		1,972.1
2014
Allowance for doubtful accounts receivable	$118.4	$171.1		$—	$(195.8)	(1)	$93.7
Allowance for sales returns	14.5	—		240.9	(242.2)	(2)	13.2
Allowance for inventory obsolescence	113.9	78.4		—	(93.4)	(3)	98.9
Deferred tax asset valuation allowance	942.1	420.5	(4)	—	—		1,362.6
2013
Allowance for doubtful accounts receivable	$121.3	$209.2		$—	$(212.1)	(1)	$118.4
Allowance for sales returns	23.2	—		274.2	(282.9)	(2)	14.5
Allowance for inventory obsolescence	134.4	82.0		—	(102.5)	(3)	113.9
Deferred tax asset valuation allowance	786.1	156.0	(4)	—	—		942.1

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product destroyed and foreign currency translation adjustment.

(3)	Obsolete inventory destroyed and foreign currency translation adjustment.

(4)	Increase in valuation allowance primarily for deferred tax assets that are not more likely than not to be realized in the future.