Form 10-Q
period 2016-03-31
AVON PRODUCTS INC
filed 2016-05-05
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at March 31, 2016 was 436,789,867.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2016	March 31, 2015
Net sales	$1,280.0	$1,532.9
Other revenue	26.5	19.2
Total revenue	1,306.5	1,552.1
Costs, expenses and other:
Cost of sales	518.8	611.7
Selling, general and administrative expenses	779.9	973.3
Operating profit (loss)	7.8	(32.9)
Interest expense	32.7	28.1
Interest income	(4.0)	(3.0)
Other expense, net	137.2	18.7
Total other expenses	165.9	43.8
Loss before taxes	(158.1)	(76.7)
Income taxes	2.3	(65.9)
Loss from continuing operations, net of tax	(155.8)	(142.6)
Loss from discontinued operations, net of tax	(9.6)	(3.8)
Net loss	(165.4)	(146.4)
Net income attributable to noncontrolling interests	(0.5)	(0.9)
Net loss attributable to Avon	$(165.9)	$(147.3)
Loss per share:
Basic	$(0.38)	$(0.33)
Diluted	(0.38)	(0.33)
Cash dividends per common share	$—	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2016	March 31, 2015
Net loss	$(165.4)	$(146.4)
Other comprehensive loss:
Foreign currency translation adjustments	95.9	(126.6)
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	0.4	0.4
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.3	264.0	9.7
Total other comprehensive income (loss), net of taxes	360.3	(116.5)
Comprehensive income (loss)	194.9	(262.9)
Less: comprehensive income attributable to noncontrolling interests	1.1	0.4
Comprehensive income (loss) attributable to Avon	$193.8	$(263.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$753.5	$686.9
Accounts receivable, net	427.9	443.0
Inventories	683.6	624.0
Prepaid expenses and other	331.2	296.1
Current assets of discontinued operations	13.5	291.1
Total current assets	2,209.7	2,341.1
Property, plant and equipment, at cost	1,502.8	1,495.7
Less accumulated depreciation	(754.1)	(728.8)
Property, plant and equipment, net	748.7	766.9
Goodwill	94.9	92.3
Other assets	575.8	490.0
Noncurrent assets of discontinued operations	—	180.1
Total assets	$3,629.1	$3,870.4
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$69.0	$55.2
Accounts payable	732.9	774.2
Accrued compensation	124.4	157.6
Other accrued liabilities	413.2	419.6
Sales and taxes other than income	204.2	174.9
Income taxes	24.1	23.9
Payable to discontinued operations	—	100.0
Current liabilities of discontinued operations	37.3	489.7
Total current liabilities	1,605.1	2,195.1
Long-term debt	2,145.0	2,150.5
Employee benefit plans	169.1	177.5
Long-term income taxes	67.4	65.1
Other liabilities	78.2	78.4
Noncurrent liabilities of discontinued operations	—	260.2
Total liabilities	4,064.8	4,926.8

Commitments and contingencies (Note 8)
Series C convertible preferred stock	428.1	—

Shareholders’ Deficit
Common stock	188.4	187.9
Additional paid-in capital	2,256.5	2,254.0
Retained earnings	2,280.5	2,448.1
Accumulated other comprehensive loss	(1,006.6)	(1,366.2)
Treasury stock, at cost	(4,597.6)	(4,594.1)
Total Avon shareholders’ deficit	(878.8)	(1,070.3)
Noncontrolling interests	15.0	13.9
Total shareholders’ deficit	(863.8)	(1,056.4)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,629.1	$3,870.4
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(165.4)	$(146.4)
Loss from discontinued operations, net of tax	9.6	3.8
Net loss from continuing operations, net of tax	$(155.8)	$(142.6)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	20.5	26.9
Amortization	7.1	8.8
Provision for doubtful accounts	37.0	35.4
Provision for obsolescence	12.6	12.5
Share-based compensation	6.2	(0.1)
Foreign exchange losses	1.7	5.8
Deferred income taxes	(13.5)	28.7
Charge for Venezuelan monetary assets and liabilities	—	(4.2)
Charge for Venezuelan non-monetary assets	—	101.7
Loss on deconsolidation of Venezuela	120.5	—
Other	2.2	0.4
Changes in assets and liabilities:
Accounts receivable	(21.4)	(28.3)
Inventories	(80.5)	(62.8)
Prepaid expenses and other	(14.2)	(6.4)
Accounts payable and accrued liabilities	(61.8)	(123.9)
Income and other taxes	8.0	(11.3)
Noncurrent assets and liabilities	(59.9)	(18.1)
Net cash used by operating activities of continuing operations	(191.3)	(177.5)
Cash Flows from Investing Activities
Capital expenditures	(23.7)	(21.3)
Disposal of assets	1.3	2.4
Purchases of investments	—	(4.6)
Net proceeds from sale of investments	—	0.6
Reduction of cash due to Venezuela deconsolidation	(4.5)	—
Other investing activities	1.6	—
Net cash used by investing activities of continuing operations	(25.3)	(22.9)
Cash Flows from Financing Activities
Cash dividends	—	(26.2)
Debt, net (maturities of three months or less)	3.7	(7.4)
Proceeds from debt	8.6	—
Repayment of debt	(1.0)	(0.8)
Repurchase of common stock	(3.5)	(1.9)
Net proceeds from the sale of series C convertible preferred stock	428.1	—
Net cash provided (used) by financing activities of continuing operations	435.9	(36.3)
Net cash used by operating activities of discontinued operations	(44.9)	(20.6)
Net cash used by investing activities of discontinued operations	(96.7)	(1.1)
Net cash used by financing activities of discontinued operations	—	(1.0)
Net cash used by discontinued operations	(141.6)	(22.7)
Effect of exchange rate changes on cash and cash equivalents	(8.9)	(32.2)
Net increase (decrease) in cash and cash equivalents	68.8	(291.6)
Cash and cash equivalents at beginning of year(1)	684.7	960.5
Cash and cash equivalents at end of period(2)	$753.5	$668.9

The accompanying notes are an integral part of these statements.
(1) Includes cash and cash equivalents of discontinued operations of $(2.2) and$24.1 at the beginning of the year in 2016 and 2015, respectively.
(2) Includes cash and cash equivalents of discontinued operations of $14.8 at March 31, 2015.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2015 Annual Report on Form 10-K ("2015 Form 10-K") in preparing these unaudited financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2015 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim consolidated financial statement purposes we provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense. In addition, our tax provision is determined using an estimate of our consolidated annual effective tax rate, adjusted in the current period for discrete tax items including:

•	the effects of significant, unusual or extraordinary pretax and tax items, if any;

•	withholding taxes associated with current period cash repatriations; and

•	the impact of loss-making subsidiaries for which we cannot recognize a tax benefit and subsidiaries that reduce the reliability of the estimated annual consolidated effective tax rate.
Venezuela
Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and have restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expect that this other-than-temporary lack of exchangeability will continue for the foreseeable future, and as a result, we concluded that, effective March 31, 2016, we did not meet the accounting criteria of control in order to continue consolidating our Venezuelan operations and, as a result, will account for our Venezuelan operations using the cost method of accounting. As a result, our Consolidated Balance Sheet no longer includes the assets and liabilities of our Venezuelan operations and, in the first quarter of 2016, we recorded a loss of approximately $120 in other expense, net. The loss was comprised of $39 in net assets of the Venezuelan business and $81 in accumulated foreign currency translation adjustments within accumulated other comprehensive income (loss) (shareholders' deficit) ("AOCI") associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy. The nets assets of the Venezuelan business were comprised of inventories of $24, property, plant & equipment of $15, non-current assets of $11, cash of $5, accounts receivable of $4, and accounts payable and accruals of $20.
In February 2015, the Venezuelan government announced the creation of a new foreign exchange system referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. There were multiple legal mechanisms in Venezuela to exchange currency. As SIMADI represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. As a result of the change to the SIMADI rate, which caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we had used previously, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of net monetary assets. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets were consumed in operations, negatively impacting operating profit and net income by approximately $5 during the three months ended March 31, 2015. Also as a result of the change to the SIMADI rate, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015.

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
Accounting Standards Implemented
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability rather than as an asset. We adopted this standard for the first fiscal quarter of 2016 and applied it retrospectively to all periods presented. Accordingly, $9.1 million of debt issuance costs are reflected within long-term debt as of December 31, 2015. These costs were previously recorded within other assets.
Accounting Standards to be Implemented
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all assets and liabilities arising from leases to be recognized in the statement of financial position. This standard is effective as of January 1, 2019. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

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
2. LOSS PER SHARE AND SHARE REPURCHASES
We compute loss per share ("EPS") using the two-class method, which is a loss allocation formula that determines loss per share for common stock and participating securities. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents to the extent any dividends are declared and paid on our common stock. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

	Three Months Ended
	March 31
(Shares in millions)	2016	2015
Numerator from continuing operations:
Loss from continuing operations, less amounts attributable to noncontrolling interests	$(156.3)	$(143.5)
Less: Loss allocated to participating securities	1.9	1.9
Less: Earnings allocated to convertible preferred stock	(1.8)	—
Loss from continuing operations allocated to common shareholders	(156.2)	(141.6)
Numerator from discontinued operations:
Loss from discontinued operations	$(9.6)	$(3.8)
Less: Loss allocated to participating securities	.1	.3
Loss allocated to common shareholders	(9.5)	(3.5)
Numerator:
Net loss attributable to Avon	$(165.9)	$(147.3)
Less: Loss allocated to participating securities	2.0	2.0
Less: Earnings allocated to convertible preferred stock	(1.8)	—
Loss allocated to common shareholders	(165.7)	(145.3)
Denominator:
Basic EPS weighted-average shares outstanding	435.9	434.9
Diluted effect of assumed conversion of stock options	—	—
Diluted EPS adjusted weighted-average shares outstanding	435.9	434.9
Loss per Common Share from continuing operations:
Basic	$(.36)	$(.33)
Diluted	(.36)	(.33)
Loss per Common Share from discontinued operations:
Basic	$(.02)	$(.01)
Diluted	(.02)	(.01)
Loss per Common Share:
Basic	$(.38)	$(.33)
Diluted	(.38)	(.33)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended March 31, 2016 and 2015, we did not include stock options to purchase 11.0 million shares and 15.5 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a net loss attributable to Avon. The inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive.
For the three months ended March 31, 2016, it is more dilutive to assume the Series C Convertible Preferred Stock is not converted into common stock and therefore the weighted-average outstanding shares outstanding was not adjusted by the as-if converted Series C Convertible Preferred Stock because the effect would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive. If the as-if converted Series C Convertible Preferred Stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three months ended March 31, 2016. See Note 7, Series C Convertible Preferred Stock.
We purchased approximately .9 million shares of Avon common stock for $3.5 during the first three months of 2016, as compared to approximately .2 million shares of Avon common stock for $1.9 during the first three months of 2015, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.
3. DISCONTINUED OPERATIONS
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus Capital Management, L.P. ("Cerberus"). The agreements include an investment agreement providing for a $435 investment by Cleveland Apple Investor L.P. (f/k/a Cleveland Apple Investor LLC) (“Cerberus Investor”) (an affiliate of Cerberus) in the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Company through the purchase of perpetual convertible preferred stock (see Note 7, Series C Convertible Preferred Stock) and a separation and investment agreement providing for the separation of the Company's North America business, which represented the Company's operations in the United States, Canada and Puerto Rico, from the Company into New Avon LLC ("New Avon") a privately-held company that is majority-owned and managed by Cleveland NA Investor LLC (“Cerberus NA”) (an affiliate of Cerberus). These transactions closed on March 1, 2016.
Cerberus NA contributed $170 of cash into New Avon in exchange for 80.1% of its ownership interests. The Company contributed the North America business, certain pension and postretirement liabilities and $100 of cash into New Avon in exchange for a 19.9% ownership interest of New Avon. The Company received $4 of cash from New Avon at closing as part of an estimate of a customary working capital adjustment which is expected to be finalized later in 2016.
During the fourth quarter of 2015, the Company recorded an estimated loss on sale of discontinued operations of approximately $340 before tax (approximately $340 after tax) as the carrying value exceeded the estimated fair value less costs to sell. During the first quarter of 2016, the Company recognized an additional loss on sale of $15 before tax ($5 after tax). The loss on sale represented the net assets contributed into New Avon, including certain pension and postretirement benefit plan liabilities and amounts in AOCI associated with the North America business, which were primarily unrecognized losses associated with our U.S. defined benefit pension plan, and costs to sell, as compared to the implied value of our ownership interests in New Avon which was $43. The ultimate loss on sale will be dependent on the finalization of the amount of pension and postretirement benefit plan liabilities contributed to New Avon and the finalization of customary working capital settlement.
New Avon entered into a perpetual, irrevocable royalty-free licensing agreement with the Company for the use of the Avon brand and certain other intellectual property. Avon and New Avon also entered into a transition services agreement which covers, among other things, information technology, financial services and human resources, as well as other commercial agreements, including for research and development and product supply. In addition, the Company subleases office space to New Avon. See Note 4, Related Party Transactions.
The Company accounts for its ownership interests in New Avon using the equity method of accounting, which results in the Company recognizing its proportionate share of New Avon's income or loss. The Company's proportionate share of the post-separation losses of New Avon was $3.9 during the first quarter of 2016 and was recorded within other expense, net.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for North America are shown below:

	Three Months Ended March 31,
	2016	2015
Total Revenue	$135.2	$242.1
Cost of Sales	53.2	95.5
Selling, general and administrative expenses	87.8	151.3
Operating loss	(5.8)	(4.7)
Other income (expense) items	.6	(1.2)
Loss on sale of discontinued operations, before tax	(14.9)	—
Loss from discontinued operations, before tax	(20.1)	(5.9)
Income taxes	10.5	2.1
Loss from discontinued operations, net of tax	$(9.6)	$(3.8)
4. RELATED PARTY TRANSACTIONS
As discussed in Note 3, the Company has entered into a transition services agreement to provide certain services to New Avon, as well as a sublease for office space. In addition, New Avon is performing certain services for the Company under a similar transition service agreement. As a result of these agreements, the Company recorded $3.9 as a reduction of selling, general and administrative expenses associated with the agreements during the first quarter of 2016.
The Company also supplies product to New Avon as part of these transition services. The Company recorded revenues of $3.7 and gross profit of $0.5 associated with this supply arrangement.
The Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the business. The Company recorded a liability of $2.1 for the estimated value of such standby letters of credit. The recognition of the liability was included in the estimated loss on sale of the North America business in loss from discontinued operations, net of tax.
See Note 7, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cerberus Investor.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

5. INVENTORIES

Components of Inventories	March 31, 2016	December 31, 2015
Raw materials	$205.4	$180.5
Finished goods	478.2	443.5
Total	$683.6	$624.0
6. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$2.3	$3.6	$1.3	$1.5	$.1	$.3
Interest cost	4.3	6.3	6.0	5.9	.6	1.1
Expected return on plan assets	(5.2)	(8.3)	(8.8)	(9.1)	—	—
Amortization of prior service credit	(.1)	(.2)	—	—	(.9)	(1.0)
Amortization of net actuarial losses	6.1	11.6	1.7	2.1	.2	.5
Settlements/curtailments	0.1	—	—	—	—	—
Net periodic benefit costs (1)	$7.5	$13.0	$.2	$.4	$—	$.9

(1) Includes $4.4 and $8.9 of U.S. pension in 2016 and 2015, respectively, and immaterial amounts of the postretirement benefit plans (related to the U.S.) in 2016 and 2015, which are included in discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above.
As part of the separation of the North America business, we transferred an initial estimate of $499.6 of pension liabilities under the U.S. defined benefit pension plan associated with current and former employees of the North America business and certain other former Avon employees, along with $358.0 of assets held by the U.S. defined benefit pension plan, to a defined benefit pension plan sponsored by New Avon. We also transferred an initial estimate of $60.4 of other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. See Note 3, Discontinued Operations. We continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon outside of the North America business.
As of March 31, 2016, we made approximately $25 and $5 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2016, we anticipate contributing approximately $1 and $15 to $20 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
7. SERIES C CONVERTIBLE PREFERRED STOCK
On March 1, 2016, we issued and sold to Cerberus Investor 435,000 shares of newly issued Series C Preferred Stock for an aggregate purchase price of $435.0 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. In connection with the issuance of the Series C Preferred Stock, the Company incurred direct and incremental expenses of $8.7, comprised of financial advisory fees and legal expenses, which reduced the carrying value of the Series C Preferred Stock. The Series C Preferred Stock has accrued dividends daily since March 1, 2016 at a rate of 1.25% per quarter, and as of March 31, 2016, had accrued unpaid dividends of $1.8. There were no cash dividends declared in the quarter ended March 31, 2016.
Dividend Rights. The Series C Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of our affairs. The Series C Preferred Stock has a liquidation preference of $1,000 per share, representing an aggregate liquidation preference of $435.0 upon issuance. Holders of Series C Preferred Stock are entitled to participate on an as-converted basis in any cash dividends paid to the holders of shares of the Company’s common stock. In addition, cumulative preferred dividends accrue daily on the Series C Preferred Stock and are payable at a rate of 1.25% per quarter (net of any dividends on the Company’s common stock and subject to

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

increase up to a maximum rate of 5.00% per quarter if the Company breaches certain obligations). Except to the extent not otherwise previously paid by the Company, preferred dividends are payable on the seventh anniversary of the issuance date of the Series C Preferred Stock as and when declared by the Board of Directors and at the end of each quarter thereafter. Accrued and unpaid preferred dividends may be paid, at the Company’s option, (i) in cash, (ii) subject to certain conditions, in shares of the Company’s common stock or (iii) upon conversion of shares of Series C Preferred Stock, in shares of the Company’s non-voting, non-convertible Series D Preferred Stock. Any such shares of Series D Preferred Stock issued would have similar preferential rights.
Conversion Features. Series C Preferred Stock is convertible at the option of the holders at any time into shares of the Company’s common stock at an initial conversion price of $5.00 per share, subject to certain anti-dilution adjustments. Prior to receipt of applicable shareholder approval, shares of Series C Preferred Stock are not convertible into more than 19.99% of the number of shares of common stock outstanding immediately prior to the issuance of the Series C Preferred Stock, subject to certain anti-dilution adjustments. As a result of the $1.8 accrued and unpaid dividends as of March 31, 2016, Series C Preferred Stock was convertible into 87,051,524 shares of common stock as of such date. If at any time the volume weighted average price of the common stock exceeds $10.00 per share (subject to certain anti-dilution adjustments) for a period of 30 consecutive trading days, the Company may cause all of the Series C Preferred Stock to be converted into shares of common stock based on the then applicable conversion price.
Voting Rights. Holders of Series C Preferred Stock are entitled to vote generally with the holders of common stock on an as-converted basis. Holders of Series C Preferred Stock will also be entitled to a separate class vote with respect to (i) the election of up to three directors to the Board of Directors, subject to maintaining certain levels of beneficial ownership of Series C Preferred Stock and/or common stock, (ii) amendments to the Company’s organizational documents that have an adverse effect on the Series C Preferred Stock, (iii) issuances by the Company of securities that are senior to, or equal in priority with, the Series C Preferred Stock or (iv) the delisting of the Company’s common stock, other than in connection with a change of control event.
Change of Control Put. Upon certain change of control events involving the Company, holders of Series C Preferred Stock can require the Company to repurchase the Series C Preferred Stock for an amount equal to the greater of (i) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends or (ii) the consideration the holders would have received if they had converted their shares of Series C Preferred Stock into common stock immediately prior to the change of control event.
8. CONTINGENCIES
Settlements of FCPA Investigations
As previously reported, we engaged outside counsel to conduct an internal investigation and compliance reviews focused on compliance with the Foreign Corrupt Practices Act ("FCPA") and related U.S. and foreign laws in China and additional countries. The internal investigation, which was conducted under the oversight of our Audit Committee, began in June 2008 and along with the compliance reviews, was completed in 2014.
Following our voluntary reporting of the internal investigation to both the U.S. Department of Justice (the “DOJ”) and the U.S. Securities and Exchange Commission (the “SEC”) and our subsequent cooperation with those agencies, the United States District Court for the Southern District of New York (the "USDC") approved in December 2014 a deferred prosecution agreement (“DPA”) entered into between the Company and the DOJ related to charges of violations of the books and records and internal controls provisions of the FCPA. In addition, Avon Products (China) Co. Ltd., a subsidiary of the Company operating in China, pleaded guilty to conspiring to violate the books and records provision of the FCPA and was sentenced by the USDC to pay a $68 fine. The SEC also filed a complaint against the Company charging violations of the books and records and internal controls provisions of the FCPA and the Consent which was approved in a judgment entered by the USDC in January 2015, and included $67 in disgorgement and prejudgment interest. The DPA, the above-mentioned guilty plea and the Consent resolved the SEC’s and the DOJ’s investigations of the Company’s compliance with the FCPA and related U.S. laws in China and additional countries. The fine was paid in December 2014 and the payment to the SEC was made in January 2015.
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
The monitor is assessing and monitoring the Company's compliance with the terms of the DPA and the Consent by evaluating, among other things, the Company's internal accounting controls, recordkeeping and financial reporting policies and procedures. The monitor has recommended some changes to our policies and procedures that we are in the process of adopting, and may make additional recommendations that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept. In addition, operating under the oversight of the monitor may result in additional time and attention on these matters by members of our management, which may divert their time from the operation of our business. Assuming the monitor is replaced by a self-reporting period, the Company’s self-reporting obligations may be costly or time-consuming.
While the costs have not been significant to date, we currently cannot estimate the costs that we are likely to incur in connection with ongoing compliance with the DPA and the Consent, including the monitorship, the costs, if applicable, of self-reporting, and the costs of implementing the changes, if any, to our policies and procedures required by the monitor. These costs could be significant.
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company and following the federal court's dismissal, an additional action was subsequently filed in New York state court on May 1, 2015 (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651479/2015)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. On April 28, 2015, an action was filed to seek enforcement of demands for the inspection of certain of the Company’s books and records (Belle Cohen v. Avon Products, Inc. (filed in the New York Supreme Court, New York County, Index No. 651418/2015)). The parties have reached agreements to settle the derivative and books and records actions. The terms of settlement include certain corporate governance measures as well as releases of claims. The Company accrued approximately $4 as of June 30, 2015 with respect to these matters, which the Company expects will be paid by insurance. Settlement is conditioned upon court approval of the proposed resolution of the derivative actions. On March 30, 2016, the court granted preliminary approval of the settlement and scheduled a hearing to consider final approval for June 30, 2016. In the event that the court does not approve the settlement of the derivative actions, or that the agreements are otherwise terminated before becoming final, we are unable to predict the outcome of these matters.

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

These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $280, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $25 from approximately $59, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The 2002 IPI assessment remains subject to appeal by the government.
In the event that the 2002 or 2012 IPI assessments are upheld at the last administrative level, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level. We believe that the likelihood that the 2002 IPI assessment will be upheld on any further appeal is remote and the likelihood that the 2012 IPI assessment will be upheld is reasonably possible. As stated above, we believe that the 2002 and 2012 IPI assessments are unfounded.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2016, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in accumulated other comprehensive loss ("AOCI") by component and the reclassifications out of AOCI for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$(1,366.2)
Other comprehensive income other than reclassifications	23.9	—	—	(12.7)	11.2
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.4	—	—	.4
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(2)	—	—	—	6.7	6.7
Deconsolidation of Venezuela	81.3	—	—	0.8	82.1
Separation of North America	(10.0)	—	—	269.2	259.2
Total reclassifications into earnings	71.3	.4	—	276.7	348.4
Balance at March 31, 2016	$(854.8)	$(0.9)	$(4.3)	$(146.6)	$(1,006.6)

Three Months Ended March 31, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
Other comprehensive loss other than reclassifications	(126.1)	—	—	(3.6)	(129.7)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.4	—	—	.4
Amortization of net actuarial loss and prior service cost, net of tax of $.3(2)	—	—	—	13.3	13.3
Total reclassifications into earnings	—	.4	—	13.3	13.7
Balance at March 31, 2015	$(803.1)	$(2.8)	$(4.3)	$(523.4)	$(1,333.6)

(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net losses of $1.2 and $18.7 for the three months ended March 31, 2016 and 2015, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income (Loss).
10. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than marketing, costs to implement ("CTI") restructuring initiative (see Note 12, Restructuring Initiatives), certain significant asset impairment charges, charges related to the devaluations of Venezuela

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

currency (see Note 1, Accounting Policies), and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Effective January, 1, 2016, we have updated our reportable segments. Prior periods have been restated to conform with the new presentation. Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
	2016	2015
Europe, Middle East & Africa	$520.4	$532.1
South Latin America	426.4	590.9
North Latin America	204.7	229.3
Asia Pacific	136.7	164.1
Total Segment Revenue	1,288.2	1,516.4
Other operating segments and business activities	18.3	35.7
Total Revenue	$1,306.5	$1,552.1

	Three Months Ended March 31,
	2016	2015
Europe, Middle East & Africa	$68.7	$63.9
South Latin America	23.1	67.7
North Latin America	28.5	28.7
Asia Pacific	14.7	22.2
Total Segment Profit	$135.0	$182.5
Other operating segments and business activities	4.2	5.1
Unallocated global expenses	(84.6)	(86.8)
CTI restructuring initiatives	(46.8)	$(27.3)
Venezuelan special items	—	$(106.4)
Operating Profit	$7.8	$(32.9)

Other operating segments and business activities include the business results for Liz Earle, which was sold in July 2015, and Venezuela, which was deconsolidated effective March 31, 2016. Other operating segments and business activities also include revenue from the sale of products to New Avon since its separation from Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

11. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2016 and December 31, 2015, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2016	December 31, 2015
Prepaid taxes and tax refunds receivable	$111.2	$96.3
Receivables other than trade	89.7	69.6
Prepaid brochure costs, paper, and other literature	68.3	64.5
Short-term investments	1.9	2.4
Other	60.1	63.3
Prepaid expenses and other	$331.2	$296.1
At March 31, 2016 and December 31, 2015, other assets included the following:

Components of Other Assets	March 31, 2016	December 31, 2015
Long-term receivables	$189.5	$162.1
Deferred tax assets	188.8	172.8
Capitalized software	83.4	82.4
Investment in New Avon	38.6	—
Investments	36.7	36.3
Tooling (plates and molds associated with our beauty products)	14.5	15.3
Other	24.3	21.1
Other assets	$575.8	$490.0
12. RESTRUCTURING INITIATIVES
Transformation Plan
In January 2016, we announced a transformation plan (the "Transformation Plan"), which includes cost reduction efforts to continue to improve our cost structure and to enable us to reinvest in growth. As a result of this plan, we have targeted pre-tax annualized cost savings of approximately $350 after three years, with an estimated $200 from supply chain reductions and an estimated $150 from other cost reductions, which are expected to be achieved through restructuring actions, as well as other cost-savings strategies that will not result in restructuring charges. We plan to reinvest a portion of these cost savings in growth initiatives, including media, social selling and information technology systems that will help us modernize our business. We initiated the Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit constant-dollar revenue growth. As part of the Transformation Plan, we identified certain actions, that we believe will reduce ongoing costs, primarily consisting of global headcount reductions relating to operating model changes. These operating model changes include streamlining of our corporate functions to align with the current and future needs of the business and an information technology infrastructure outsourcing initiative.
As a result of these restructuring actions approved-to-date, we have recorded total costs to implement these restructuring initiatives of $69.9 before taxes, of which $47.5 was recorded in the first three months of 2016, in the Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $15 to $25 before taxes are expected to be recorded primarily in 2016. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized savings of approximately $80 to $90 (before tax). We expect to realize approximately $25 of savings in 2016 and are expected to achieve the significant majority of the annualized savings beginning in 2017. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
Restructuring Charges - Three Months Ended March 31, 2016
During the three months ended March 31, 2016, we recorded costs to implement of $47.5 related to the Transformation Plan, in selling, general and administrative expenses, in the Consolidated Statement of Operations. The costs consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

•	net charge of $47.1 primarily for employee-related costs, including severance benefits; and

•	implementation costs of $.4 primarily related to professional service fees.
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2016.
The liability balance for the Transformation Plan, which primarily consists of employee-related costs, for these various restructuring initiatives as of March 31, 2016 is as follows:

Total
Balance at 12/31/2015	$21.4
2016 charges	53.5
Adjustments	(6.4)
Cash payments	(3.2)
Foreign exchange	.4
Balance at March 31, 2016	$65.7
Employee-related charges, net of adjustments, of initiatives under the Transformation Plan along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable business segment were as follows:

	South Latin America	North Latin America	Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2015	$—	$—	$—	$—	$21.4	$21.4
First quarter 2016	12.1	3.3	21.9	4.7	5.1	47.1
Charges incurred to date	12.1	3.3	21.9	4.7	26.5	68.5
Estimated charges to be incurred on approved initiatives	.4	—	—	2.6	7.4	10.4
Total expected charges on approved initiatives	$12.5	$3.3	$21.9	$7.3	$33.9	$78.9
As noted previously, we expect our total costs to implement restructuring to be approximately $85 to $95 before taxes under the Transformation Plan. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will continue to incur other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.
Additional Restructuring Charges 2015
As a result of the then-current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions during 2015 that we believe would reduce ongoing costs. These actions primarily consisted of global headcount reductions.
As a result of these restructuring actions, we recorded a net benefit of $0.5 before taxes, during the first three months of 2016 in selling, general and administrative expenses, in the Consolidated Statements of Operations. There are no material remaining costs for restructuring actions approved-to-date. In connection with these restructuring actions, we realized annualized savings of approximately $30 before taxes. We began to realize savings in the second quarter of 2015 and achieved the annualized savings beginning in the third quarter of 2015. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
Restructuring Charges – Three Months Ended March 31, 2016
The costs to implement recorded during the three months ended March 31, 2016 consisted of a benefit of $.5 for employee-related costs due to severance benefits.
Restructuring Charges – Three Months Ended March 31, 2015
The costs to implement recorded during the three months ended March 31, 2015 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

•	charge of $25.0 for employee-related costs due to severance benefits; and

•	implementation costs of $1.9 primarily for professional service fees associated with Corporate and Asia Pacific.
The liability balance, which primarily consists of employee-related costs, for these various restructuring initiatives as of March 31, 2016 is as follows:

Total
Balance at 12/31/2015	$4.0
2016 charges	—
Adjustments	(.5)
Cash payments	(.8)
Foreign exchange	—
Balance at March 31, 2016	$2.7
The majority of cash payments associated with this liability are expected to be made during 2016.
The charges approved to date under these various restructuring initiatives by reportable business segment were as follows:

	South Latin America	North Latin America	Europe, Middle East & Africa	Asia Pacific	Corporate	Total
2015	$2.7	$.2	$4.2	$5.8	$9.2	$22.1
First Quarter 2016	—	—	—	(.1)	(.4)	(.5)
Charges incurred to date	$2.7	$.2	$4.2	$5.7	$8.8	$21.6
In addition to the charges included in the tables above, we have incurred other costs to implement restructuring initiatives such as professional services fees.
Other Restructuring Initiatives
During the three months ended March 31, 2016, we recorded a net benefit of $.2 in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009 and the restructuring initiatives launched in 2012 (the "Other Restructuring Initiatives" and "$400M Cost Savings Initiative"), which are substantially complete. During the three months ended March 31, 2015, we recorded a net charge of $.3 in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the Other Restructuring Initiatives. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of employee-related costs and contract termination costs, as of March 31, 2016 is not material.
13. GOODWILL AND INTANGIBLE ASSETS
Goodwill

	South America	Europe, Middle East & Africa	Asia Pacific	Total
Gross balance at December 31, 2015	$68.9	$27.7	$85.0	$181.6
Accumulated impairments	—	(6.9)	(82.4)	(89.3)
Net balance at December 31, 2015	$68.9	$20.8	$2.6	$92.3

Changes during the period ended March 31, 2016:
Foreign exchange	2.0	.6	—	2.6

Gross balance at March 31, 2016	$70.9	$28.3	$85.0	$184.2
Accumulated impairments	—	(6.9)	(82.4)	(89.3)
Net balance at March 31, 2016	$70.9	$21.4	$2.6	$94.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Other intangible assets

	March 31, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-Lived Intangible Assets
Customer relationships	$22.0	$(22.0)	$21.5	$(21.5)
Licensing agreements	26.9	(26.9)	26.2	(26.2)
Noncompete agreements	6.4	(6.4)	6.3	(6.3)
Indefinite-Lived Trademarks	—	—	—	—
Total	$55.3	$(55.3)	$54.0	$(54.0)
Aggregate amortization expense was not material for the three months ended March 31, 2016 and 2015.
14. FAIR VALUE
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	1.4	1.4
Total	$2.8	$1.4	$4.2
Liabilities:
Foreign exchange forward contracts	$—	$1.5	$1.5
Total	$—	$1.5	$1.5
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	1.2	1.2
Total	$2.8	$1.2	$4.0
Liabilities:
Foreign exchange forward contracts	$—	$1.1	$1.1
Total	$—	$1.1	$1.1
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2016 and December 31, 2015, respectively, consisted of the following:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.8	$2.8	$2.8	$2.8
Debt maturing within one year(1)	(69.0)	(69.0)	(55.2)	(55.2)
Long-term debt(1)	(2,145.0)	(1,690.9)	2,150.5	(1,622.7)
Foreign exchange forward contracts	(.1)	(.1)	.1	.1
(1) The carrying value of debt maturing within one year and long-term debt is presented net of debt issuance costs and includes any related discount or premium and unamortized deferred gains on terminated interest-rate swap agreements, as applicable.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of March 31, 2016, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2016:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.4	Accounts payable	$1.5
Total derivatives not designated as hedges		$1.4		$1.5
Total derivatives		$1.4		$1.5

The following table presents the fair value of derivative instruments outstanding at December 31, 2015:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.2	Accounts payable	$1.1
Total derivatives not designated as hedges		$1.2		$1.1
Total derivatives		$1.2		$1.1
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. As of March 31, 2016, we do not have any interest-rate swap agreements. Approximately 3% and approximately 2% of our debt portfolio at March 31, 2016 and December 31, 2015, respectively, was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. For the three months ended March 31, 2016, the net impact of the gain amortization was $3.7. For the three months ended March 31, 2015, the net impact of the gain amortization was $3.7. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At March 31, 2016, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $31.7, and was classified within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. For the three months ended March 31, 2016, the net impact of the gain amortization was $1.7. For the three months ended March 31, 2015, the net impact of the gain amortization

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

was $1.6. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At March 31, 2016, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $21.1, and was classified within long-term debt in the Consolidated Balance Sheets.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2016, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $104.7 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three months ended March 31, 2016, we recorded a loss of $2.3 in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three months ended March 31, 2016, we recorded a gain of $.8 related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three months ended March 31, 2015, we recorded a loss of $8.0 in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2015, we recorded a gain of $8.7 related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
16. DEBT
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a new five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of March 31, 2016, there were no amounts outstanding under the 2015 facility.
All obligations of AIO under the 2015 facility are (i) unconditionally guaranteed by each material domestic restricted subsidiary of the Company (other than AIO, the borrower), in each case, subject to certain exceptions and (ii) guaranteed on a limited recourse basis by the Company. The obligations of AIO and the guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors and by certain assets of the Company, in each case, subject to certain exceptions.
The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 2018 Notes (as defined below), the 4.20% Notes (as defined below), the 2019 Notes (as defined below) and the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of March 31, 2016, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO. AIO has issued approximately $40.0 of standby letters of credit. As of March 31, 2016, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $360.0, could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"); $500.0 principal amount of 5.00% Notes due March 15, 2023; and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P and Moody's in 2014 and 2015, the interest rates on the 2013 Notes increased by a total of 1.75%.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

At March 31, 2016, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"); $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"); and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.
The indentures governing our outstanding notes described above contain certain customary covenants and customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade.
Long-Term Credit Ratings
Our long-term credit ratings are Ba2 (Negative Outlook) for corporate family debt, and Ba3 (Negative Outlook) for senior unsecured debt, with Moody's; B (Stable Outlook) with S&P; and B+ (Negative Outlook) with Fitch, which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms under our financing arrangements.

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority, wholly owned and controlled subsidiaries.
OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel. During 2015, we had sales operations in 57 countries and territories, and distributed products in 15 more. Effective January, 1, 2016, our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare (which includes personal care), fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. At December 31, 2015, we had nearly 6 million active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2015, all of our consolidated revenue was derived from operations outside of the U.S.
During the three months ended March 31, 2016, revenue declined 16% compared to the prior-year period, primarily due to unfavorable foreign exchange. Constant $ revenue increased 2% over the same period. Constant $ revenue, however, was negatively impacted by an estimated 2 points due to the Industrial Productions Tax ("IPI") on cosmetics in Brazil that went into effect in May of 2015. Constant $ revenue was also negatively impacted by approximately 1 point as a result of the sale of Liz Earle Beauty Co. Limited ("Liz Earle"), which was completed in July of 2015. Sales from the Beauty category decreased 18%, or was relatively unchanged on a Constant $ basis. Sales from the Fashion & Home category decreased 13%, or increased 4% on a Constant $ basis.
Our Constant $ revenue benefited from growth in markets experiencing relatively high inflation (Venezuela and Argentina), which contributed approximately 1 point to our Constant $ revenue growth. Our Constant $ revenue also benefited from growth in Europe, Middle East & Africa, most significantly Russia, and to a lesser extent, in South Africa. In addition, Constant $ revenue benefited from higher average order, partially offset by a 2% decrease in Active Representatives. The decrease in Active Representatives was primarily due to declines in Venezuela and South Latin America, primarily Brazil, partially offset by growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention. Ending Representatives decreased by 1%. The net impact of price and mix increased 6%, driven by increases in South Latin America. The net impact of price and mix was positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing. Units sold decreased by 4%, primarily due to declines in units sold in Brazil and Venezuela, partially offset by an increase in the units sold in Russia. The decrease in Ending Representatives was primarily due to the deconsolidation of Venezuela, which had a negative impact of 3 points (due to deconsolidation, the Venezuela Representatives were removed from the reported Ending Representatives at March 31, 2016), partially offset by growth in Europe, Middle East & Africa, most significantly Russia and South Africa. See "Segment Review" of this MD&A for additional information related to changes in revenue by Segment.
During the three months ended March 31, 2016, foreign currency had a significant impact on our financial results. As the U.S. dollar has strengthened relative to currencies of key Avon markets, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our markets which have historically had higher operating margins experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $70, foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $30, and foreign exchange losses on our working capital (classified within other expense, net), which had an favorable impact of approximately $10 before tax.
Effective March 31, 2016, we deconsolidated our Venezuelan operations. Our operating results for the first quarter of 2016 include the results of our Venezuelan operations; however, we have recorded a charge at March 31, 2016 to write-off balance sheet accounts associated with our Venezuela operations, and going forward, the Venezuela operating results will no longer be

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

included in the Company's consolidated financial statements. As a result of this change in accounting, we recorded a loss of approximately $120 in the first quarter of 2016. The loss was comprised of $39 in net assets of the Venezuelan business and $81 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy. See "Venezuela Discussion" of this MD&A for further discussion of our Venezuela operations and Note 1, Accounting Policies, to the consolidated financial statements included herein.
Transformation Plan
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management, L.P. ("Cerberus"), which included a $435 investment in Avon by an affiliate of Cerberus through the purchase of our Series C Preferred Stock and the separation of the North America business from Avon into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by an affiliate of Cerberus. Avon contributed $100 and retained approximately 20% ownership in this new privately-held company. These transactions closed on March 1, 2016. The North America business, which had consisted of the Company's operations in the United States ("U.S."), Canada and Puerto Rico, was previously its own reportable segment and has been presented as discontinued operations for all periods presented. See Note 3, Discontinued Operations, and Note 7, Series C Convertible Preferred Stock, to the consolidated financial statements included herein for more information.
In January 2016, we announced the transformation plan (the “Transformation Plan”), which includes investing in growth, reducing costs in an effort to continue to improve our cost structure and improving our financial resilience. As a result of this plan, we expect to invest $350 into the business over the next three years with an estimated $150 in media and social selling and $200 related to the service model evolution and information technology, which will be aimed at improving the overall Representative experience. These investments will be funded initially from cash on hand, and the continued investment over the three years from the cost savings improvements, as well as benefits from pricing actions. The launch of an improved service model in each country will depend on the existing stage of the technological development of the systems in that market supporting the Representatives. We expect to incrementally invest in media, shifting our media spend more to digital, with the focus of the spending in our top 10 markets. With regards to social selling, we have formed a team focused on social selling, and we expect to begin with a pilot market before a phased implementation.
With respect to cost reductions within our Transformation Plan, we have targeted pre-tax annualized cost savings of approximately $350 after three years. We are targeting an estimated $200 from supply chain reductions by: rationalizing our manufacturing capacity; optimizing the distribution network as the global manufacturing footprint evolves; reducing costs related to transportation, physical warehousing and distribution; and through sourcing opportunities, such as the harmonization of direct material purchases to generate greater scale and purchasing power. We are targeting an estimated $150 from other cost reductions which are expected to be achieved primarily through reductions in headcount.
We have initiated this Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit constant-dollar revenue growth. We are targeting the realization of $70 of these pre-tax cost savings in 2016 and incurred costs to implement restructuring charges of $48 associated with the Transformation Plan in the first quarter of 2016. As part of the Transformation Plan, we will transition, over time, the location of our headquarters to the United Kingdom. For additional details, see Note 12 Restructuring Initiatives, to the consolidated financial statements included herein.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the consolidated financial statements included herein.
PERFORMANCE METRICS
We have added a definition for our "Change in Ending Representatives" performance metric, as follows:
This metric is based on the total number of Representatives who were eligible to place an order in the last sales campaign in the related period as a result of being on an active roster. To determine the Change in Ending Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year. Change in Ending Representatives may be impacted by a combination of factors such as our requirements to become and/or remain a Representative, our practices regarding minimum order requirements and our practices regarding reinstatement of Representatives. We believe this may be an indicator of future revenue performance.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

RESULTS OF OPERATIONS—THE THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance and believes that it is meaningful for investors to be made aware of, on a period-to-period basis, the impacts of 1) CTI restructuring initiatives, 2) charges related to the deconsolidation of our Venezuela operations as of March 31, 2016 and the devaluation of Venezuelan currency in February 2015, combined with being designated as a highly inflationary economy ("Venezuelan special items"), and, as it relates to our effective tax rate discussion, 3) an income tax benefit realized in 2016 as a result of tax planning strategies and the non-cash income tax adjustments associated with our deferred tax assets recognized in 2015 ("Special tax items"). The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2016 caused by the deconsolidation of our Venezuela operations for which we recorded a loss of approximately $120 in other expense, net. The loss was comprised of $39 in net assets of the Venezuelan business and $81 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy. The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2015 caused by the devaluation of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical U.S. dollar cost of the assets at the previous exchange rate and the revised exchange rate. In 2015, the Venezuelan special items also include adjustments of approximately $11, to reflect certain non-monetary assets at their net realizable value. In 2015, the Venezuelan special items also include an impairment charge of approximately $90 to reflect the write-down of the long-lived assets to their estimated fair value. In 2015, the devaluation was caused as a result of moving from the SICAD II exchange rate of approximately 50 to the SIMADI exchange rate of approximately 170.
In addition, the effective tax rate discussion includes Special tax items, including the impact during 2016 on income taxes in the Consolidated Statements of Operations due to an income tax benefit of $29 recognized as the result of the implementation of foreign tax planning strategies. The Special tax items also include the impact during 2015 on the provision for income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge with an additional valuation allowance, to reduce our U.S. deferred tax assets to an amount that was "more likely than not" to be realized. This valuation allowance was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets.
See Note 12, Restructuring Initiatives to the consolidated financial statements included herein, and "Venezuela Discussion" below for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended March 31,
	2016	2015	%/Point Change
Total revenue	$1,306.5	$1,552.1	(16)%
Cost of sales	518.8	611.7	(15)%
Selling, general and administrative expenses	779.9	973.3	(20)%
Operating profit	7.8	(32.9)	*
Interest expense	32.7	28.1	16%
Interest income	(4.0)	(3.0)	33%
Other expense, net	137.2	18.7	*
Net loss attributable to Avon	$(165.9)	$(147.3)	13%
Diluted loss per share	$(.38)	$(.33)	15%

Advertising expenses(1)	$23.0	$35.1	(34)%

Gross margin	60.3%	60.6%	(.3)
CTI restructuring	—	—	—
Venezuelan special items	—	1.0	(1.0)
Adjusted gross margin	60.3%	61.6%	(1.3)

Selling, general and administrative expenses as a % of total revenue	59.7%	62.7%	(3.0)
CTI restructuring	(3.6)	(1.8)	(1.8)
Venezuelan special items	—	(5.9)	5.9
Adjusted selling, general and administrative expenses as a % of total revenue	56.1%	55.1%	1.0

Operating profit	$7.8	$(32.9)	*
CTI restructuring	46.8	27.2
Venezuelan special items	—	106.4
Adjusted operating profit	$54.6	$100.7	(46)%

Operating margin	.6%	(2.1)%	2.7
CTI restructuring	3.6	1.8	1.8
Venezuelan special items	—	6.9	(6.9)
Adjusted operating margin	4.2%	6.5%	(2.3)

Change in Constant $ Adjusted operating margin(2)			(.8)

Change in Active Representatives			(2)%
Change in units sold			(4)%
Change in Ending Representatives			(1)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are classified within selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended March 31, 2016
Revenue
During the three months ended March 31, 2016, revenue declined 16% compared to the prior-year period, primarily due to unfavorable foreign exchange. Constant $ revenue increased 2%. Constant $ revenue was negatively impacted by an estimated 2 points due to the IPI tax on cosmetics in Brazil that went into effect in May of 2015. Constant $ revenue was also negatively impacted by approximately 1 point as a result of the sale of Liz Earle, which was completed in July of 2015. Our Constant $ revenue benefited from growth in markets experiencing relatively high inflation (Venezuela and Argentina), which contributed approximately 1 point to our Constant $ revenue growth. Our Constant $ revenue also benefited from growth in Europe, Middle East & Africa, most significantly Russia and South Africa. The decrease in Active Representatives was primarily due to declines in Venezuela and South Latin America, primarily Brazil, partially offset by growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention. The net impact of price and mix increased 6%, driven by increases in South Latin America. The net impact of price and mix was positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing. Units sold decreased by 4%, primarily due to declines in units sold in Brazil and Venezuela, partially offset by an increase in the units sold in Russia. Ending Representatives decreased by 1%. The decrease in Ending Representatives was primarily due to the deconsolidation of Venezuela (due to deconsolidation, the Venezuela Representatives were removed from the reported Ending Representatives at March 31, 2016), which had a negative impact of 3 points, partially offset by growth in Europe, Middle East & Africa, most significantly Russia and South Africa.
On a category basis, our net sales and associated growth rates were as follows:

	Three Months Ended March 31,		%/Point Change
	2016	2015	US$	Constant $
Beauty:
Skincare	$367.0	$468.0	(22)%	(6)%
Fragrance	336.5	393.2	(14)	4
Color	247.9	292.7	(15)	3
Total Beauty	951.4	1,153.9	(18)	—
Fashion & Home:
Fashion	197.4	215.2	(8)	7
Home	131.2	163.8	(20)	—
Total Fashion & Home	328.6	379.0	(13)	4
Net sales	$1,280.0	$1,532.9	(16)	1
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased 270 basis points, while Adjusted operating margin decreased 230 basis points, compared to the same period of 2015. The increase in operating margin and decrease in Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 30 basis points and 130 basis points, respectively, compared to the same period of 2015. The gross margin comparison was impacted in the prior year by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $15 was recognized in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuela operations.
The decrease of 130 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 420 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation;
This item was partially offset by the following:

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
an increase of 170 basis points due to the favorable net impact of mix and pricing, which includes the realization of price increases in markets experiencing relatively high inflation (Venezuela and Argentina); and

•	a increase of approximately 150 basis points due to lower supply chain costs, primarily from lower material costs in Europe, Middle East & Africa and South Latin America.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue decreased 300 basis points and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 100 basis points, respectively, compared to the same period of 2015.
The increase of 100 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•	an increase of approximately 140 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•
an increase of 70 basis points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax; and

•	an increase of 40 basis points from higher Representative, sales leader and field expense;

•	an increase of 40 basis points from higher bad debt expense, primarily in Brazil; and

•	various other insignificant items that increased selling, general and administrative expenses and Adjusted selling, general and administrative expenses as a percentage of revenue.
These items were partially offset by the following:

•
a decrease of 190 basis points primarily due to the impact of our Constant $ revenue growth with respect to our fixed expenses. In addition, lower fixed expenses, primarily resulting from our costs savings initiatives, mainly reductions in headcount, were largely offset by the inflationary impact on our expenses; and

•	a decrease of 60 basis points from lower advertising expense, primarily in Europe, Middle East & Africa.
Other Expense
Interest expense increased by approximately $5 compared to the prior-year period, primarily due to the increase in the interest rates on the 2013 Notes (defined below) as a result of the long-term credit rating downgrade, partially offset by lower outstanding debt balances.
Interest income decreased by approximately $1 compared to the prior-year period.
Other expense, net, increased by approximately $119 compared to the prior-year period, primarily due to the year-on-year impact the Venezuelan special items as we recorded a loss of approximately $120 in the first quarter of 2016 as compared to a benefit of approximately $4 in the first quarter of 2015. In addition, other expense, net was positively impacted by lower losses on foreign exchange compared to the prior-year period. See "Venezuela Discussion" in this MD&A for further discussion of our Venezuela operations.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Effective Tax Rate
The effective tax rate in 2016 was impacted by the deconsolidation of our Venezuelan operations discussed further within "Venezuela Discussion" in this MD&A and a benefit of approximately $29 as a result of the implementation of foreign tax planning strategies. The effective tax rate in 2015 was negatively impacted by an additional valuation allowance for deferred tax assets of approximately $31 in the U.S., which was due to the strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies.
The Adjusted effective tax rates in 2016 and 2015 were negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results.
Discontinued Operations

Loss from discontinued operations, net of tax was $10 compared to a loss of $4 for 2015. During the first quarter of 2016, we recorded a charge of approximately $15 before tax ($5 after tax) associated with the sale of the North America business which closed on March 1, 2016. See Note 3, Discontinued Operations, to the consolidated financial statements included herein for more information.
Impact of Foreign Currency
During the first quarter of 2016, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results as a result of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to Adjusted operating profit of an estimated $70, or approximately 440 basis points to Adjusted operating margin;

•	foreign currency translation, which had an unfavorable impact to Adjusted operating profit of approximately $30, or approximately 120 basis points to Adjusted operating margin; and

•	foreign exchange losses on our working capital (classified within other expense, net), which had an favorable impact of approximately $10 before tax.
Venezuela Discussion
Avon Venezuela operates in the direct-selling channel offering Beauty and Fashion & Home products. Avon Venezuela has a manufacturing facility that produces the Beauty products that it sells. Avon Venezuela imports many of its Fashion & Home products and raw materials and components needed to manufacture its Beauty products.
Currency restrictions enacted by the Venezuelan government since 2003 have impacted the ability of Avon Venezuela to obtain foreign currency to pay for imported products. Since 2010, we have been accounting for our operations in Venezuela under accounting guidance associated with highly inflationary economies. Under U.S. GAAP, the financial statements of a foreign entity operating in a highly inflationary economy are required to be remeasured as if the functional currency is the company’s reporting currency, the U.S. dollar. This generally results in translation adjustments, caused by changes in the exchange rate, being reported in earnings currently for monetary assets (e.g., cash, accounts receivable) and liabilities (e.g., accounts payable, accrued expenses) and requires that different procedures be used to translate non-monetary assets (e.g., inventories, fixed assets). Non-monetary assets and liabilities are remeasured at the historical U.S. dollar cost basis. This diverges significantly from the application of accounting rules prior to designation as highly inflationary accounting, where such gains and losses would have been recognized only in other comprehensive income (shareholders' deficit).
Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and have restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expect that this other-than-temporary lack of exchangeability will continue for the foreseeable future, and as a result, we concluded that, effective March 31, 2016, we did not meet the accounting criteria of control in order to continue consolidating our Venezuelan operations and, as a result, will account for our Venezuelan operations using the cost method of accounting. During the first three months of 2016, Avon Venezuela represented approximately 1% of Avon’s consolidated revenue and approximately 5% of Avon’s consolidated Adjusted operating profit.
Effective March 31, 2016, we began accounting for our Venezuelan operations using the cost method of accounting and as a result our Consolidated Balance Sheet no longer includes the assets and liabilities of our Venezuelan operations. In future periods, under the cost method of accounting, we will no longer include the results of our Venezuelan operations in our

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated Financial Statements and will include income relating to our Venezuelan operations only to the extent that we receive cash for dividends or royalties remitted by Avon Venezuela. As a result of this change in accounting, in the first quarter of 2016 we recorded a loss of approximately $120 in other expense, net. The loss was comprised of $39 in net assets of the Venezuelan business and $81 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy. The net assets of the Venezuelan business were comprised of inventories of $24, property, plant and equipment of $15, non-current assets of $11, cash of $5, accounts receivable of $4, and accounts payable and accruals of $20.
In February 2015, the Venezuelan government announced that a new foreign exchange system was created, referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. There were multiple legal mechanisms in Venezuela to exchange currency. As SIMADI represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. As a result of the change to the SIMADI rate, which caused the devaluation of approximately 70% as compared to the exchange rate we had used previously, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of net monetary assets.
Additionally, certain non-monetary assets were carried at their historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs impacted the income statement during 2015 at a disproportionate rate as they were not devalued based on the new exchange rates, but were expensed at their historical U.S. dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $5 to operating profit and net income relating to these non-monetary assets in the first quarter of 2015.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than marketing, costs to implement ("CTI") restructuring initiatives, certain significant asset impairment charges, charges related to the devaluations of Venezuela currency, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 10 to the consolidated Financial statements for a reconciliation of segment profit to operating profit.

	Three Months Ended March 31,
	2016		2015
	Revenue	Segment Profit (Loss)	Revenue	Segment Profit (Loss)
Europe, Middle East & Africa	$520.4	$68.7	$532.1	$63.9
South Latin America	426.4	23.1	590.9	67.7
North Latin America	204.7	28.5	229.3	28.7
Asia Pacific	136.7	14.7	164.1	22.2
Total from operations	$1,288.2	$135.0	$1,516.4	$182.5

Europe, Middle East & Africa

	Three Months Ended March 31,
			%/Point Change
	2016	2015	US$	Constant $
Total revenue	$520.4	$532.1	(2)%	11%
Segment profit	68.7	63.9	7%	29%

Segment margin	13.2%	12.0%	1.2	1.9

Change in Active Representatives				7%
Change in units sold				7%
Change in Ending Representatives				8%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2016
Total revenue decreased 2% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange, most significantly the strengthening of the U.S. dollar relative to the Russian ruble and South African Rand. On a Constant $ basis, revenue grew 11%, primarily driven by Eastern Europe and South Africa. The increase in Active Representatives drove the region's Constant $ revenue growth, while average order also increased. The increase in Ending Representatives was driven primarily by growth in Russia and South Africa, partially offset by a decline in the United Kingdom.
In Russia, revenue increased 5%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 25%, primarily due to an increase in Active Representatives, which continued to benefit from sustained momentum in recruiting and retention, and higher average order, which was driven by pricing. In the United Kingdom, revenue declined 3%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue grew 4%, primarily due to an increase in average order which was partially offset by a decrease in Active Representatives. The increase in the United Kingdom's average order was primarily the result of strength in Fashion & Home. While we continue to work on stabilizing field health in the United Kingdom, we expect quarterly revenue growth rates to be inconsistent in this market. In South Africa, revenue declined 8%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 24%, due to an increase in Active Representatives and higher average order.
Segment margin increased 1.2 points, or 1.9 points on a Constant $ basis, primarily as a result of:

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a net benefit of 2.3 points primarily due to the Constant $ revenue growth with respect to our fixed expenses;

•	a benefit of 1.0 points due to lower advertising; and

•
a decline of 1.7 points due to lower gross margin caused primarily by an estimated 5 points from the unfavorable impact of currency transaction losses. This was partially offset by a benefit of 1.5 points due to lower supply chain costs, including benefits from lower material costs and cost savings initiatives. The net impact of mix and pricing also benefited gross margin by approximately 1.4 points which was primarily driven by Eastern Europe.

South Latin America

	Three Months Ended March 31,
			%/Point Change
	2016	2015	US$	Constant $
Total revenue	$426.4	$590.9	(28)%	(2)%
Segment profit	23.1	67.7	(66)%	(54)%

Segment margin	5.4%	11.5%	(6.1)	(5.9)

Change in Active Representatives				(3)%
Change in units sold				(11)%
Change in Ending Representatives				(1)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2016
Total revenue decreased 28% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to most currencies in this segment. On a Constant $ basis, revenue declined 2%. An IPI tax law on cosmetics in Brazil went into effect in May of 2015 and has caused an estimated 4 points negative impact on the region's Constant $ revenue growth. The region's Constant $ revenue growth was also negatively impacted by an estimated 1 point from additional state taxes in Brazil that were implemented in late 2015. The region's Constant $ revenue benefited from higher average order, which was partially offset by a decrease in Active Representatives. The region's Constant $ revenue and higher average order benefited from relatively high inflation in Argentina, as this market's results were impacted by the inflationary impact on pricing. The decrease in Ending Representatives was primarily driven by declines in Brazil. Revenue in Brazil decreased 33%, unfavorably impacted by foreign exchange, or decreased 7% on a Constant $ basis. Revenue in Argentina decreased 26%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 23% which was primarily due to higher average order, partially offset by a decrease in Active Representatives. Argentina contributed approximately 3 points to the regions Constant $ revenue growth.
Brazil’s Constant $ revenue decline of 7% was negatively impacted by an estimated 8 points due to the impact of the IPI tax discussed above. The negative impact of the IPI tax and a decrease in Active Representatives was partially offset by higher average order. Revenue in Brazil was also negatively impacted by an estimated 3 points from the additional state taxes discussed above. On a Constant $ basis, Brazil’s sales from Beauty products also decreased 10%, negatively impacted by the IPI tax. The IPI tax also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the new tax. On a Constant $ basis, Brazil's sales from Fashion & Home products decreased 5%. Brazil continues to be impacted by a difficult economic environment.
Segment margin decreased 6.1 points, or 5.9 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.5 points as a result of the IPI tax law on cosmetics in Brazil, which are a reduction of revenue and we have not raised the prices paid by Representatives to the same extent as the IPI tax;

•	a decline of 1.5 points from higher bad debt expense, primarily due to the macroeconomic environment in Brazil and Argentina; and

•
a decline of 2.0 points from gross margin caused by an estimated 6 points from the unfavorable impact of currency transaction losses, partially offset by approximately 2.5 points from the favorable net impact of mix and pricing and 1.7 points from lower supply chain costs. The favorable net impact of mix and pricing includes the realization of price increases ahead of inflation in Argentina. Supply chain costs benefit primarily as a result of lower material costs.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Argentina Discussion
In 2011, the Argentine government introduced restrictive foreign currency exchange controls. In December 2015, the Argentine government began the process of removing foreign currency exchange controls and, beginning in the first quarter of 2016, Avon Argentina has been able to adequately access foreign currencies, including the U.S. dollar, in order to pay a substantial portion of its non-functional currency obligations.
North Latin America

	Three Months Ended March 31,
			%/Point Change
	2016	2015	US$	Constant $
Total revenue	$204.7	$229.3	(11)%	2%
Segment profit	28.5	28.7	(1)%	16%

Segment margin	13.9%	12.5%	1.4	1.7

Change in Active Representatives				(4)%
Change in units sold				(4)%
Change in Ending Representatives				(1)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2016
North Latin America consists largely of the Mexico business. Total revenue decreased 11% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican Peso. On a Constant $ basis, revenue increased 2%. The region's Constant $ revenue benefited from higher average order, which was partially offset by a decrease in Active Representatives. Revenue in Mexico decreased 15%, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue grew 2%, primarily due to higher average order due to strength in Fashion & Home, partially offset by a decrease in Active Representatives. Mexico's Active Representatives and average order measures were both impacted by efforts to improve order quality by increasing minimum order requirements.
Segment margin increased 1.4 points, or 1.7 points on a Constant $ basis, primarily as a result of an increase of 1.5 points from gross margin, which benefited from the favorable impact of mix and pricing.
Asia Pacific

	Three Months Ended March 31,
			%/Point Change
	2016	2015	US$	Constant $
Total revenue	$136.7	$164.1	(17)%	(10)%
Segment profit	14.7	22.2	(34)%	(25)%

Segment margin	10.8%	13.5%	(2.7)	(2.3)

Change in Active Representatives				(10)%
Change in units sold				(8)%
Change in Ending Representatives				(4)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2016
Total revenue decreased 17% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 10%, due to declines in most markets, led by China which declined 47%, or 45% on a Constant $ basis. The region's Constant $ revenue decline was primarily due to lower Active Representatives. The segment's

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Active Representatives decline was impacted by a reduction in the number of sale campaigns in the Philippines. The decrease in Ending Representatives was driven by declines in most markets, partially offset by an increase in the Philippines. Revenue in the Philippines decreased 6%, but was relatively unchanged on a Constant $ basis. The timing of the Easter holiday negatively impacted revenue in the Philippines. We expect the Philippines to return to a mid-single digit revenue growth rate in the second quarter.
Segment margin declined 2.7 points, or 2.3 points on a Constant $ basis, primarily as a result of:

•	a net decline of 1.4 points from the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses;

•
a decline of .9 points due to lower gross margin caused primarily due by 0.8 points from the unfavorable impact of foreign currency transaction losses and 0.8 points from the unfavorable impact of mix and pricing. These items were partially offset by 0.8 points from lower supply chain costs; and

•	a benefit of 1.0 point due to lower advertising spend, primarily in China.
We are evaluating strategic alternatives for China.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At March 31, 2016, we had cash and cash equivalents totaling approximately $754. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to currency restrictions, see "Segment Review - South Latin America" and "Venezuela Discussion" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" contained in our 2015 Form 10-K.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded in 2015, which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings were downgraded in 2015, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2015 Form 10-K.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 8, Contingencies, to the consolidated financial statements included herein. See our Cautionary Statement for purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained in this report.
Cash Flows
Net Cash Used by Operating Activities
Net cash used by operating activities during the first three months of 2016 was approximately $191, as compared to net cash used of approximately $178 during the first three months of 2015. The approximate $13 increase to net cash used by operating activities was primarily due to lower cash-related earnings, which were impacted by the unfavorable impact of foreign currency, the contribution to the U.S. pension plan in 2016 of $20, which did not occur in 2015, and higher purchases of inventory. These items were partially offset by the $67 payment to the U.S. Securities and Exchange Commission in connection with the FCPA settlement in 2015, which did not occur in 2016.
Net Cash Used by Investing Activities

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Net cash used by investing activities during the first three months of 2016 was approximately $25, as compared to net cash used of approximately $23 during the first three months of 2015.
Net Cash Provided by Financing Activities
Net cash provided by continuing financing activities during the first three months of 2016 was approximately $472 higher than during the first three months of 2015 primarily due to the net proceeds from the sale of Series C Preferred Stock and the suspension of our dividend. See Note 7, Series C Convertible Preferred Shares, to the consolidated financial statements included herein for more information.
We have not declared a quarterly dividend for the first three months of 2016, compared to a quarterly dividend of $.06 per share for the first three months of 2015.
Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a new five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of March 31, 2016, there were no amounts outstanding under the 2015 facility.
All obligations of AIO under the 2015 facility are (i) unconditionally guaranteed by each material domestic restricted subsidiary of the Company (other than AIO, the borrower), in each case, subject to certain exceptions and (ii) guaranteed on a limited recourse basis by the Company. The obligations of AIO and the guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors and by certain assets of the Company, in each case, subject to certain exceptions.
The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 2018 Notes (as defined below), the 4.20% Notes (as defined below), the 2019 Notes (as defined below) and the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of March 31, 2016, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO. AIO has issued approximately $40 of standby letters of credit. As of March 31, 2016, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $360, could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges) may further reduce our borrowing capacity under the 2015 facility or cause us to be non-compliant with our interest coverage and total leverage ratios. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of March 31, 2016, there were no amounts outstanding under the 2015 facility.
Public Notes
In March 2013, we issued, in a public offering, $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"); $500.0 principal amount of 5.00% Notes due March 15, 2023; and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P and Moody's in 2014 and 2015, the interest rates on the 2013 Notes increased by a total of 1.75%.
At March 31, 2016, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"); $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"); and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The indentures governing our outstanding notes described above contain certain customary covenants and customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and a corresponding credit ratings downgrade to below investment grade.
Series C Preferred Stock
On March 1, 2016, we issued and sold to Cerberus Investor 435,000 shares of newly issued Series C Preferred Stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the Series C Preferred Stock and are payable at a rate of 1.25% per quarter (net of any dividends on the Company’s common stock and subject to increase up to a maximum rate of 5.00% per quarter if the Company breaches certain obligations). Except to the extent not otherwise previously paid by the Company, preferred dividends are payable on the seventh anniversary of the issuance date of the Series C Preferred Stock as and when declared by the Board of Directors and at the end of each quarter thereafter. For a description of additional terms of the Series C Preferred Stock, including the change of control put, see Note 7, Series C Convertible Preferred Stock, to the consolidated financial statements included herein.
Long-Term Credit Ratings
Our long-term credit ratings are Ba2 (Negative Outlook) for corporate family debt, and Ba3 (Negative Outlook) for senior unsecured debt, with Moody's; B (Stable Outlook) with S&P; and B+ (Negative Outlook) with Fitch, which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, including interest expense under certain of our debt instruments, and less favorable covenants and financial terms under our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," "Risk Factors - Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital," and "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" contained in our 2015 Form 10-K.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of March 31, 2016, we do not have any interest-rate swap agreements. Approximately 3% and approximately 2% of our debt portfolio at March 31, 2016 and December 31, 2015, respectively, was exposed to floating interest rates.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, all of our consolidated revenue was derived from operations of subsidiaries outside of the U.S.. The functional currency for most of our foreign operations is their local currency. We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments.
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our transformation plan, stabilization strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, internal

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

•	our ability to achieve the anticipated benefits of our strategic partnership with Cerberus (as defined herein);

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

•
the effect of political, legal, tax, including changes in tax rates, and other regulatory risks imposed on us abroad and in the U.S., our operations or our Representatives, including foreign exchange, pricing, data privacy or other restrictions, the adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil and Russia, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny;

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

•
the impact of the transfer of certain pension obligations in connection with the separation of the North America business into New Avon and the impact of possible pension funding obligations, increased pension expense and any changes in pension standards and regulations or interpretations thereof on our cash flow and results of operations;

•
our ability to successfully identify new business opportunities, strategic alliances and strategic alternatives and identify and analyze alliance candidates, secure financing on favorable terms and negotiate and consummate alliances;

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights, including in connection with the Separation;

•	our ability to repurchase the Series C Preferred Stock (as defined herein) in connection with a change of control; and

•	the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our 2015 Form 10-K for the year ended December 31, 2015, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2015 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 8, Contingencies, to the consolidated financial statements included herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended March 31, 2016.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/16	7,556	(1)	$4.50	*	*
2/1 - 2/29/16	2,125	(1)	3.29	*	*
3/1 - 3/31/16	882,255	(1)	4.01	*	*
Total	891,936		$4.01	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
Some of these share repurchases may reflect a delay from the actual transaction date.
ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	May 5, 2016	/s/ Robert Loughran
Robert Loughran
Group Vice President and
Chief Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

3.1	Certificate of Amendment for Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

3.2	Certificate of Amendment for Series D Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

3.3	By-Laws of Avon Products, Inc. (incorporated by reference to Exhibit 3.3 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.1
Investor Rights Agreement, dated as of March 1, 2016, between Avon Products, Inc. and Cleveland Apple Investor L.P. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.2
Intellectual Property License Agreement, dated as of March 1, 2016, among Avon Products, Inc., Avon International Operations, Inc., Avon NA IP LLC and New Avon LLC (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.3
Agreement, dated as of March 27, 2016, between Avon Products, Inc. and an investor group led by Barington Capital Group, L.P. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 28, 2016).

10.4
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of February 8, 2016 (incorporated by reference to Exhibit 10.29 to Avon's Annual Report on Form 10-K for the year ended December 31, 2015).

10.5	First Amendment to the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated, dated March 1, 2016.

10.6	First Amendment to the Avon Products, Inc. 2010 Stock Incentive Plan, dated March 1, 2016.

10.7	Fourth Amendment to the Avon Products, Inc. 2005 Stock Incentive Plan, dated March 1, 2016.

10.8	First Amendment, dated March 1, 2016, to Avon Products, Inc. 2013-2017 Executive Incentive Plan.

10.9	Fourth Amendment, dated February 29, 2016, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009.

10.10	Fourth Amendment, dated February 29, 2016, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008.

10.11	Form of Stock Option Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated.

10.12	Bonus Agreement, dated as of March 18, 2016, between Avon Products, Inc. and Robert Loughran.

10.13	Employment Offer Letter Agreement, dated as of September 10, 2012, between Avon Products, Inc. and Jeff Benjamin.